Form 10-Q
period 1997-06-15
AFC ENTERPRISES INC
filed 1997-09-17
CIK 1041379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 15, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from..............to..............

                     Commission file number TO BE ASSIGNED

                             AFC ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

              Minnesota                                        58-2016606
  (The State or other jurisdiction                           (IRS Employer
  of incorporation or organization)                       Identification No.)

  Six Concourse Parkway, Suite 1700
          Atlanta, Georgia                                    30328-5352
(Address of principal executive offices)                      (Zip Code)

                                 (770) 391-9500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes      No  X
                                   ----     ----


As of September 11, 1997, there were 34,448,604 shares of the registrant's Common Stock outstanding.

                             AFC ENTERPRISES, INC.
                                     INDEX


                                                                          Page
PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations -
           For the Twelve and Twenty-four Week Periods
           Ended June 15, 1997 and June 16, 1996........................   3

          Condensed Consolidated Balance Sheets -
           December 29, 1996 and June 15, 1997..........................   4

          Condensed Consolidated Statements of Cash Flows -
           For the Twenty-four Week Periods Ended June 15, 1997
           and June 16, 1996............................................   5

          Notes to Condensed Consolidated Financial Statements..........   6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   8

PART 2    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..............................  16

                  (a) Exhibits..........................................  16

                  (b) Current Reports on Form 8-K.......................  16

SIGNATURE...............................................................  16

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                             AFC ENTERPRISES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (In thousands)

                                                                12 Weeks Ended         24 Weeks Ended
                                                              ------------------     ------------------
                                                              June 15,   June 16,    June 15,   June 16,
                                                                1997       1996        1997       1996
                                                              --------   --------    --------   --------
Revenues:
  Restaurant sales......................................      $ 91,546   $100,672    $194,727   $195,132
  Revenues from franchising.............................        16,219     11,739      29,403     22,376
  Revenues from manufacturing...........................         1,453      2,112       3,057      4,427
  Other revenues........................................         2,629      1,883       4,455      3,734
                                                              --------   --------    --------   --------
    Total revenues......................................       111,847    116,406     231,642    225,669
                                                              --------   --------    --------   --------

Costs and expenses:
  Restaurant cost of sales..............................        29,753     33,311      62,971     63,872
  Restaurant operating expenses.........................        44,323     47,977      96,021     95,682
  Manufacturing cost of sales...........................           955      1,708       1,979      3,376
  General and administrative............................        18,823     19,337      39,123     37,495
  Depreciation and amortization.........................         7,984      6,866      15,087     13,661
  Gain on sale of assets from AFDC transaction..........        (5,319)        -       (5,319)        -
                                                              --------   --------    --------   --------
    Total costs and expenses............................        96,519    109,199     209,862    214,086
                                                              --------   --------    --------   --------


Income from operations..................................        15,328      7,207      21,780     11,583

Other expenses:
  Interest, net.........................................         4,544      3,695       7,822      8,903
                                                              --------   --------    --------   --------

Net income before extraordinary loss
  and income taxes......................................        10,784      3,512      13,958      2,680

  Income tax expense....................................        (4,350)    (1,410)     (5,612)    (1,164)
                                                              --------   --------    --------   --------
Net income before extraordinary loss....................         6,434      2,102       8,346      1,516

Extraordinary loss on early retirement
  of debt (net of $2,673 income tax benefit)............            -       4,456          -       4,456
                                                              --------   --------    --------   --------
Net income(loss)........................................         6,434     (2,354)      8,346     (2,940)

Preferred stock dividends...............................           951      1,153       2,240      2,183
Accretion of 8% preferred stock discount................            -       8,525          -       9,168
                                                              --------   --------    --------   --------

Net income(loss) attributable to common stock...........      $  5,483   $(12,032)   $  6,106   $(14,291)
                                                              ========   ========    ========   ========

See accompanying notes to financial statements

                             AFC ENTERPRISES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                      June 15,    December 29,
                                                        1997          1996
                                                     -----------  ------------
                                                     (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents.........................  $ 52,877      $ 19,216
  Accounts and current notes receivable, net........     8,429         9,314
  Inventories.......................................     3,941         3,961
  Deferred income taxes.............................     7,241         6,997
  Prepaid expenses and other........................     4,586         5,621
                                                      --------      --------
    Total current assets............................    77,074        45,109
                                                      --------      --------
Long-term Assets:
  Notes receivable, net.............................     4,292         4,836
  Property and equipment, net.......................   192,427       189,223
  Other assets......................................     7,802         7,295
  Intangible assets, net............................   113,920        94,211
                                                      --------      --------
    Total long-term assets..........................   318,441       295,565
                                                      --------      --------
    Total assets....................................  $395,515      $340,674
                                                      ========      ========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
 STOCK AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..................................  $ 21,697      $ 18,370
  Current portion of long-term debt and
   capital lease obligations........................    10,780        11,753
  Bank overdrafts...................................     7,208        10,812
  Accrued expenses and other........................    24,402        27,400
                                                      --------      --------
    Total current liabilities.......................    64,087        68,335
                                                      --------      --------
Long-term liabilities:
  Long-term debt, net of current portion............    47,584       121,806
  10.25% Subordinated notes payable.................   175,000            -
  Capital lease obligations,
   net of current portion...........................    23,631        18,234
  Other liabilities.................................    35,666        33,435
  Deferred income taxes.............................     5,243         1,006
                                                      --------      --------
    Total long-term liabilities.....................   287,124       174,481
                                                      --------      --------
    Total liabilities...............................   351,211       242,816
                                                      --------      --------
Mandatorily redeemable preferred stock:
  10% Preferred Stock...............................        -         59,956

Shareholders' equity:
  Common stock......................................       344           344
  Capital in excess of par value....................   100,133        99,482
  Accumulated deficit...............................   (51,977)      (58,083)
  Notes receivable - officers.......................    (4,196)       (3,841)
                                                      --------      --------
    Total shareholders' equity......................    44,304        37,902
                                                      --------      --------
    Total liabilities, mandatorily redeemable
     preferred stock and shareholders' equity.......  $395,515      $340,674
                                                      ========      ========

See accompanying notes to financial statements.

                             AFC ENTERPRISES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)


                                                                              24 Weeks Ended
                                                                        --------------------------
                                                                         June 15,        June 16,
                                                                           1997            1996
                                                                        ---------        ---------
Cash flows provided by (used in) operating activities:
  Net income (loss)..........................................           $   8,346        $  (2,940)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization............................              15,087           13,662
    (Gains)/losses on disposition and retirement of
        property and equipment...............................              (3,104)           1,442
    Amortization of notes payable discount...................                  -             7,725
    Other....................................................               1,996            2,489
    (Increase) decrease in operating assets..................               1,150            5,648
    Increase (decrease) in operating liabilities.............               6,725           (2,334)
                                                                        ---------        ---------
        Total adjustments....................................              21,854           28,632
                                                                        ---------        ---------
  Net cash provided by operating activities..................              30,200           25,692
                                                                        ---------        ---------

Cash flows provided by (used in) investing activities:
  Proceeds from disposition of property and equipment........              17,473            1,125
  Investment in property and equipment.......................             (18,881)         (16,023)
  Investment in intangible assets............................             (14,142)              -
  Notes receivable additions.................................              (2,186)              -
  Payments received on notes ................................               2,169              734
                                                                        ---------        ---------
  Net cash used in investing activities......................             (15,567)         (14,164)
                                                                        ---------        ---------

Cash flows provided by (used in) financing activities:
  Principal payments of long-term debt.......................            (127,213)         (66,447)
  Proceeds from long-term debt...............................              50,000               -
  Proceeds from subordinated notes...........................             175,000               -
  Net borrowings under short-term revolver...................                  -             2,000
  Principal payments for capital lease obligations...........              (3,213)          (1,544)
  Increase (decrease) in bank overdrafts, net................              (3,604)            (489)
  Redemption of 10% preferred stock..........................             (62,196)              -
  Notes receivable - officers, net...........................                (311)          (4,469)
  Issuance of common stock...................................                   6           70,203
  Bond and debt issuance costs ..............................              (9,441)              -
  Stock issuance costs ......................................                  -            (6,250)
  Preferred stock dividends paid.............................                  -            (1,955)
                                                                        ---------        ---------
  Net cash provided by (used in) financing activities........              19,028           (8,951)
                                                                        ---------        ---------

  Net increase (decrease) in cash and cash equivalents.......              33,661            2,577
  Cash and cash equivalents at beginning of the period.......              19,216           13,609
                                                                        ---------        ---------
  Cash and cash equivalents at end of the period.............           $  52,877        $  16,186
                                                                        =========        =========

Supplemental Cash Flow Information:

   Cash payments for income taxes.............................          $   1,318        $   1,003
   Cash payments for interest.................................              7,194            6,237
   Noncash investing and financing activities:
     Retirement of 8% preferred stock.........................                 -            45,150
     Issuance of 10% preferred stock..........................                 -            53,515
     Issuance of common stock                                                  -            10,000
     Capital lease obligations incurred.......................             10,838            2,378

See accompanying notes to financial statements.

                             AFC ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

     AFC Enterprises, Inc. (herein referred to as "AFC" or the "Company") operates and franchises quick-service restaurants under the primary trade names of Popeyes Chicken & Biscuits ("Popeyes"), Churchs Chicken ("Churchs") and Chesapeake Bagel ("Chesapeake"). The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The accompanying condensed consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. Certain items in the financial statements of the previous year have been reclassified in conformity with the 1997 presentation. These reclassifications had no effect on reported results of operations.

Significant Accounting Policies

     The accounting and reporting policies practiced by the Company are set forth in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 29, 1996, which are contained in the Company's Registration Statement on Form S-4, Registration No. 333-29731 (the "Registration Statement") filed with the Securities and Exchange Commission on August 4, 1997 and are incorporated herein by reference.

2.  REFINANCING

     In May 1997, the Company completed a debt offering of $175.0 million of Senior Subordinated Notes (the "Notes") under Rule 144A of the Securities Act of 1933, as amended (the "Rule 144A Offering"). In connection with the Rule 144A Offering, the Company also entered into a new $175.0 million Senior Secured Credit Facility (the "New Credit Facility") whereby the Company was provided with a $50.0 million term loan (the "Term Loan"), a $25.0 million revolving credit facility (the "Revolving Facility") and a $100.0 million facility to be used for future acquisitions (the "Acquisition Facility"). The Term Loan and the Notes provided the Company with proceeds of $225.0 million, which was used to repay the existing balances under the Company's 1996 Term Loan, repay and retire the Company's 10% Preferred Stock, pay expenses associated with the above transactions and provide working capital.

Senior Subordinated Notes

     The Notes bear interest at 10.25 percent per annum and interest will be due and payable on May 15 and November 15 of each year, commencing on November 15, 1997. The Notes mature on May 15, 2007. The Notes will not be redeemable prior to May 15, 2002. On or after such date, the Notes will be subject to redemption, at the option of the Company, in whole or in part, at any time before maturity. The Notes are redeemable at prices set forth in the agreement, plus accrued and unpaid interest to the date of redemption.

     Pursuant to the terms of that certain Exchange and Registration Rights Agreement dated May 15, 1997 between the Company and the Initial Purchasers of the Notes, the Company commenced an exchange offer for the Notes on August 7, 1997. The exchange offer expired on September 8, 1997. All of the Notes were exchanged for similar notes with similar terms under the Exchange and Registration Rights Agreement.

New Credit Facility

     The New Credit Facility bears interest, at the Company's election, at either (i) a defined base rate plus 1.25 percent per annum or (ii) LIBOR plus
2.25 percent per annum, subject to reduction based on the achievement of certain leverage ratios commencing in June 1998. Interest is payable at varying dates ranging from one to three months. The New Credit Facility matures on June 30, 2002. The New Credit Facility is secured by substantially all of the Company's assets and contains certain covenants including, but not limited to, covenants related to minimum fixed charge coverage, minimum cash interest coverage and maximum leverage. In addition, the New Credit Facility contains other affirmative and negative covenants relating to, among other things, limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions and payments on the Notes), mergers and acquisitions, sales of assets, leases and transactions with affiliates.

     The Term Loan principal amount of $50.0 million is payable based on an annual amortization schedule in quarterly installments ranging from $1.0 million to $7.5 million commencing on September 30, 1997. In addition to the scheduled amortization payments, the Company is required to make prepayments on the New Credit Facility under certain circumstances.

     The Company may borrow under the Revolving Facility from time to time through June 2002. The maximum amount the Company can borrow is the $25.0 million less outstanding letters of credit, as defined. At June 15, 1997, the maximum amount the Company could borrow under the Revolving Facility was approximately $10.7 million. As of June 15, 1997, there were no outstanding borrowings under the Revolving Facility.

     The Company may borrow under the Acquisition Facility from time to time through June 1999. Amounts outstanding on June 1999 will be converted to a term loan due in June 2002. In addition, the Company will also be required to make scheduled quarterly amortization payments on the term portion of the Acquisition Facility. As of June 15, 1997, there were no outstanding borrowings under the Acquisition Facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in any discussion of the Company's expected future performance or operations, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the Company's operating expectations will be realized. Such performance could be materially affected by a number of factors, including without limitation those factors set forth in the "Risk Factors" section in the Registration Statement.

General

     The Company is the second largest quick-service chicken restaurant company in the world, franchising and operating quick-service restaurants under the brands Popeyes and Churchs. Effective May 1997 the Company also became the franchisor of 158 Chesapeake Bagel Bakery ("Chesapeake Bagel") quick-service bagel bakeries and restaurants.


RECENT DEVELOPMENTS

     AFDC TRANSACTION

     On March 24, 1997 the Company sold 100 Company-operated restaurants in eight domestic markets to Atlanta Franchise Development Corporation ("AFDC"). The Company also sold the land, building and equipment for 51 of these restaurants, and it sold the building and equipment and leased the land for 49 of the restaurants to AFDC. The Company received approximately $19.9 million in cash, along with a warrant to acquire, for nominal consideration, a 5.0% equity interest in AFDC. As a result of this transaction, the Company recorded $2.5 million in franchise fees and approximately $5.3 million of gain associated with the sale of the property in the second quarter of 1997.

     CHESAPEAKE BAGEL ACQUISITION

     In May 1997, the Company acquired from The American Bagel Company, the franchise business and rights to Chesapeake Bagel. As a result of this acquisition, the Company became the franchisor of 158 franchised Chesapeake Bagel restaurants located primarily in Washington, D.C., Maryland and Virginia. The net purchase price of the acquisition was approximately $11.8 million, plus a potential earn out of up to $3.5 million, contingent upon the number of restaurants which open in the future out of the existing pool of franchise commitments. Substantially all of the purchase price was allocated to intangible assets including franchise rights, trademarks and goodwill.

RESULTS OF OPERATIONS


    The following table presents selected revenues and expenses from the Company's unaudited Consolidated Statements of Operations for the twelve and twenty-four weeks ended June 15, 1997 and June 16, 1996. Amounts are in millions and, accordingly, may differ from amounts reported elsewhere in this document due to rounding. Percentage increases and decreases presented in the table and presented throughout the discussion set forth below are calculated based on the amounts reported in the table below.



                   HISTORICAL REVENUES AND OPERATING EXPENSES


                                                12 WEEKS ENDED                 24 WEEKS ENDED
                                        ------------------------------  ----------------------------
                                          JUNE     JUNE         %         JUNE     JUNE       %
                                           15,      16,       CHANGE       15,      16,     CHANGE
                                          1997     1996      1997-1996    1997     1996    1997-1996
                                        ------   ------    -----------  -------   ------  ----------
REVENUES:
     Restaurant sales                   $ 91.5   $100.7       (9.1)%    $ 194.7   $195.1     (0.2)%
     Revenues from franchising            16.2     11.7       38.5         29.4     22.4     31.3
     Revenues from manufacturing           1.5      2.1      (28.6)         3.1      4.4    (29.5)
     Other revenues                        2.6      1.9       36.8          4.4      3.7     18.9
                                        ------   ------                 -------   ------
          Total revenues                 111.8    116.4       (4.0)       231.6    225.6      2.7

COSTS AND EXPENSES:
     Restaurant cost of sales             29.7     33.3      (10.8)        63.0     63.9     (1.4)
     Restaurant operating expenses        44.3     48.0       (7.7)        96.0     95.7      0.3
     Manufacturing cost of sales           1.0      1.7      (41.2)         2.0      3.3    (39.4)
     General and administrative           18.8     19.3       (2.6)        39.1     37.5      4.3
     Depreciation and amortization         8.0      6.9       15.9         15.0     13.6     10.3
     Gain on sale of assets - AFDC        (5.3)      -         N/A         (5.3)      -       N/A
                                        ------   ------                 -------   ------
          Total costs and expenses        96.5    109.2      (11.6)       209.8    214.0     (2.0)
                                        ------   ------                 -------   ------

INCOME FROM OPERATIONS                    15.3      7.2      112.5         21.8     11.6     87.9

Interest expense                           4.5      3.7       21.6          7.8      8.9    (12.4)
                                        ------   ------                 -------   ------
NET INCOME BEFORE
     EXTRAORDINARY LOSS AND TAXES         10.8      3.5      208.6         14.0      2.7    453.3

Income tax expense                         4.4      1.4      214.3          5.7      1.2    375.0
                                        ------   ------                 -------   ------
NET INCOME BEFORE
          EXTRAORDINARY ITEMS              6.4      2.1      204.8          8.3      1.5    453.3
Extraordinary loss                          -       4.4        N/A           -       4.4      N/A
                                        ------   ------                 -------   ------

NET INCOME/(LOSS)                       $  6.4    $(2.3)     378.3 %    $   8.3   $ (2.9)   386.2 %
                                        ======    =====                 =======   ======

                         SELECTED FINANCIAL INFORMATION


The following table sets forth certain financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees (dollars in millions).

                                 12 WEEKS ENDED              24 WEEKS ENDED
                           --------------------------   --------------------------
                            JUNE      JUNE      %       JUNE     JUNE       %
                             15,       16,    CHANGE     15,      16,     CHANGE
                            1997      1996   1997-1996  1997     1996   1997-1996
                           ------    ------  --------- ------   ------  ----------

EBITDA, as defined (1)     $ 19.9   $ 15.7     27.2%  $ 34.4   $ 27.7     24.2%

Capital Expenditures       $ 16.2   $  9.3     74.2%  $ 29.4   $ 19.4     51.5%

RESTAURANT DATA:

Systemwide restaurant
  sales:
   Popeyes                 $195.8   $178.0     10.0%  $380.3   $340.6     11.7%
   Churchs                  170.5    155.4      9.7    331.9    302.2      9.8
   Chesapeake Bagel           8.4      N/A      N/A      8.4      N/A      N/A
                           ------   ------            ------   ------
     Total                 $374.7   $333.4     12.4%  $720.6   $642.8     12.1%
Systemwide restaurant
  openings:
   Popeyes                     26       26       - %      50       45     11.1%
   Churchs                     28       20     40.0       66       33    100.0
   Chesapeake Bagel            10      N/A      N/A       10      N/A      N/A
                           ------   ------            ------   ------
      Total                    64       46     39.1%     126       78     61.5%
Systemwide restaurants
  open, end of period:
   Popeyes                                             1,060      980      8.2%
   Churchs                                             1,318    1,224      7.7
   Chesapeake Bagel                                      163      N/A      N/A
                                                      ------   ------
     Total                                             2,541    2,204     15.3%
Systemwide change in
  comparable sales (2):
   Popeyes                    1.9%     1.3%              3.2%     1.4%
   Churchs                    5.4      1.5               6.0      3.7

(1) EBITDA represents income from operations plus depreciation and amortization, adjusted for non-cash items related to gains/losses on asset dispositions and writedowns, and compensation expense related to stock option activity (deferred compensation).
(2) Comparable sales figures are not available for Chesapeake Bagel for the twelve and twenty-four week periods ended June 15, 1997, since the Company did not acquire the franchise rights until May 1997.

OPERATING RESULTS

TWELVE WEEKS ENDED JUNE 15, 1997 AND JUNE 16, 1996

  REVENUES

  Total revenues decreased by $4.6 million for the twelve weeks ended June 15, 1997, a decrease of 4.0% over the same period in 1996 due to the sale of 100 Company-operated restaurants to AFDC.

  RESTAURANT SALES. The Company reported restaurant sales of $91.5 million during the twelve weeks ended June 15, 1997, compared to $100.7 million during the same period of 1996. The decrease in restaurant sales of $9.2 million or 9.1% was attributable to the sale of 100 Company-operated restaurants to AFDC on the first day of the second quarter of 1997. The overall sales decrease was offset by an increase in comparable sales per restaurant of 4.8% for the quarter. The increase in comparable sales per restaurant was primarily due to effective promotional activities run during the quarter, increases in sales at re-imaged and renovated restaurants and certain minor menu price increases taken during the latter part of 1996 and early part of 1997.

  REVENUES FROM FRANCHISING. Revenues from franchising increased $4.5 million or 38.5% during the second fiscal quarter of 1997 over the same period of a year ago. Franchise royalty revenue increased $2.3 million or 22.5% and franchise fees increased $2.2 million or 146.7%. The increase in franchise royalty revenue was attributable to several factors, including royalty revenues recorded for 100 restaurants franchised in connection with the AFDC transaction and 158 franchise Chesapeake Bagel restaurants acquired from The American Bagel Company, an increase in the number of Popeyes and Churchs franchised restaurants and comparable sales increases for domestic and international franchised restaurants. The increase in franchise fees was primarily attributable to franchise fees recorded in connection with the AFDC transaction. The Company recorded franchise fees totaling $2.5 million related to this transaction. As a part of the same transaction, the Company sold to the franchisee the rights to develop an additional 100 franchised restaurants over the next ten years.

  REVENUES FROM MANUFACTURING. Revenues from manufacturing decreased 28.6% or $0.6 million for the twelve weeks ended June 15, 1997, compared to the twelve weeks ended June 16, 1996. The decrease in revenues was primarily attributable to the decrease in sales of smallwares. The Company sold its distribution business during the first half of 1996.

  OTHER REVENUES. Other revenues for the quarter ended June 15, 1997 were up $0.7 million or 36.8% over the same period of a year ago. The increase in other revenues was primarily attributable to interest income earned on the net proceeds from the refinancing transaction and net proceeds from the sale of 100 Company-operated restaurants to AFDC.

  OPERATING COSTS AND EXPENSES

  RESTAURANT COST OF SALES. Cost of sales amounted to $29.7 million, or 32.5% of restaurant sales, during the second fiscal quarter ended June 15, 1997, compared to $33.3 million, or 33.1% of restaurant sales, for the corresponding period in 1996. The $3.6 million or 10.8% decrease was primarily due to the decrease in restaurant sales during the second fiscal quarter of 1997, compared to the second fiscal quarter of 1996. Restaurant cost of sales as a percentage of sales decreased slightly for the second quarter of 1997 compared to the second quarter of 1996 due to small menu price increases taken in late 1996 and early 1997, usage reductions in paper items and shortening and favorable pricing on certain non-poultry food items.

  RESTAURANT OPERATING EXPENSES. Restaurant operating expenses during the second fiscal quarter of 1997 decreased $3.7 million or 7.7% below the corresponding period during 1996. As a percentage of restaurant sales, operating expenses for the twelve weeks ended June 15, 1997 were 48.4%, compared to 47.7% during the twelve weeks ended June 16, 1996. Personnel expenses decreased $1.6 million or 5.8% during the second fiscal quarter of 1997 below the second fiscal quarter of 1996. As a percentage of sales, personnel expenses were 28.3% during the second fiscal quarter of 1997, compared to 27.3% during the same period of a year ago. The decrease in personnel expenses was due primarily to the sale of the 100 Company-operated restaurants to AFDC partially offset by an increase in the Federal minimum wage rate which was effective October 1, 1996 and an increase in sales at the remaining Company-operated restaurants. Approximately 86% of the Company's restaurant labor force are hourly employees whose wages are impacted by an increase in the Federal minimum wage rate. Other operating expenses during the second fiscal quarter of 1997 were down $1.6 million from the prior year, primarily due to the sale of restaurants to AFDC.

  MANUFACTURING COST OF SALES. Manufacturing cost of sales was down $0.7 million or 41.2% for the second twelve weeks of 1997 compared to the second twelve weeks of 1996. The decrease was primarily due to the sale of the distribution business during 1996.

  GENERAL AND ADMINISTRATIVE EXPENSES. The Company incurred general and administrative expenses of $18.8 million, or 16.8% of total revenues for the twelve-week period ended June 15, 1997, compared to $19.3 million, or 16.6%, for the comparable period in 1996. The decrease in general and administrative expenses during the second fiscal quarter of 1997 versus the second fiscal quarter of 1996 was primarily attributable to a one-time charge to compensation expense recorded in 1996 for discounts on officer notes receivable. Decreases in professional fees and informational technology expenses offset a $0.8 million writeoff of software costs recorded during the second quarter of 1997.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization amounted to $8.0 million for the twelve-week period ended June 15, 1997, compared to $6.9 million for the corresponding period in 1996. The increase was primarily attributable to the depreciation of fixed assets placed in service during the period from June 16, 1996 to June 15, 1997. Fixed assets as of June 15, 1997 totaled $192.4 million, compared to $179.9 million as of June 16, 1996. In addition, depreciation adjustments were recorded during the quarter for decreases in the estimated useful lives of certain computer equipment. Partially offsetting the increases was a decrease in depreciation expense associated with the sale of 100 restaurants to AFDC. Depreciation and amortization for the twelve weeks ended June 15, 1997 also includes goodwill writeoffs of $0.3 million recorded for Company-operated restaurants that have closed. As a percentage of total revenues, depreciation and amortization was 7.2% at June 15, 1997, versus 5.9% at June 16, 1996.

  INTEREST EXPENSE. Interest expense for the twelve week period ended June 15, 1997 was $4.5 million, compared to $3.7 million for the twelve week period ended June 16, 1996. The $0.8 million increase in interest expense was due to higher levels of debt outstanding during the second quarter of 1997 as compared with the second quarter of 1996. In addition, capital lease obligations outstanding during the second quarter of 1997 were substantially higher than those during the comparable period of a year ago.

  INCOME TAXES. The Company's effective tax rate was 40.3% for the twelve weeks ended June 15, 1997, which was not materially different than the effective tax rate of 40.1% for the comparable period of a year ago.

  EXTRAORDINARY LOSS. During the second quarter of 1996 the Company completed a refinancing whereby it sold 21.1 million shares of its common stock for $70.0 million. Proceeds from the sale of stock were used, in part, to retire $65.0 million of the Company's existing debt. As a result, the Company recognized an extraordinary loss on the early retirement of debt (net of income taxes) in the amount of $4.5 million during the twelve week period ended June 16, 1996.


TWENTY-FOUR WEEKS ENDED JUNE 15, 1997 AND JUNE 16, 1996

  REVENUES

  Total revenues increased 2.7%, or $6.0 million, during the twenty-four weeks ended June 15, 1997 as compared to the twenty-four weeks ended June 16, 1996.

  RESTAURANT SALES. Restaurant sales decreased 0.2%, or $0.4 million, from the prior year. Comparable sales increases of 6.2% for the year nearly offset sales decreases attributable to the AFDC restaurants sold on the first day of the second quarter of 1997. Factors contributing to the increase in comparable sales include the continuation of the restaurant re-imaging and renovation program, new product introductions and food promotions.

  REVENUES FROM FRANCHISING. Revenues from franchising increased $7.0 million or 31.3% from the prior year. Franchise royalty revenue increased $3.5 million or 17.8% and franchise fees increased $3.5 million or 129.6%. The increase in franchise royalty revenue was attributable to several factors including royalty revenues recorded for 100 restaurants franchised in connection with the AFDC transaction and 158 franchise Chesapeake Bagel restaurants acquired from The American Bagel Company, an increase in the number of franchised Popeyes and Churchs restaurants and comparable sales increases for domestic and international franchised restaurants. Factors contributing to the increase in comparable sales, among other things, include the continuation of the franchise restaurant re-imaging program, new product introductions and promotional activities. The increase in franchise fees was primarily attributable to franchise fees of $2.5 million recorded in connection with the AFDC transaction and franchise fees of $1.2 million recorded in connection with the sale of 47 California restaurants to a franchisee.

  REVENUES FROM MANUFACTURING. Revenues from manufacturing decreased 29.5%, or $1.3 million for the twenty-four weeks ended June 15, 1997 versus the twenty-four weeks ended June 16, 1996. The decrease was primarily attributable to a decrease in sales of smallwares. The Company sold its distribution business during the first half of 1996.

  OTHER REVENUES. Other revenues for the twenty-four weeks ended June 15, 1997 were up $0.7 million or 18.9% over the same period of a year ago. The increase in other revenues was primarily attributable to interest income earned on the net proceeds from the refinancing transaction and net proceeds from the sale of 100 restaurants to AFDC.

  OPERATING COSTS AND EXPENSES

  RESTAURANT COST OF SALES. Cost of sales for the year decreased 1.4% or $0.9 million from the prior year. The decrease was primarily attributable to usage reductions in paper items and shortening and favorable pricing on certain non-poultry food items. Expressed as a percentage of restaurant sales, cost of sales were 32.4% for the twenty-four weeks ended June 15, 1997 compared to 32.8% for the twenty-four weeks ended June 16, 1996.

  RESTAURANT OPERATING EXPENSES. Restaurant operating expenses for the twenty-four weeks ending June 15, 1997 increased $0.3 million or 0.3% from the corresponding period in 1996. Restaurant operating expenses as a percentage of restaurant sales were 49.3% for the first half of 1997, compared to 49.1% for the first half of 1996. Personnel expenses were up $0.7 million or 1.3% from the prior year. Personnel expenses expressed as a percentage of restaurant sales was 28.6% for the twenty-four weeks ended June 15, 1997 and 28.2% for the twenty-four weeks ended June 16, 1996. The increase in personnel costs was primarily due to an increase in the minimum wage levels effective October 1, 1996. Marketing expenses were up $0.7 million or 4.9% over the prior year, primarily due to an increase in food discount promotions used during 1997 to stimulate sales. Other costs for the year through June 15, 1997 were $1.0 million or 5.3% less than for the same period a year ago. The decrease in other costs was primarily due to the costs associated with the 100 restaurants sold to AFDC.

  MANUFACTURING COST OF SALES. Manufacturing cost of sales decreased 39.4% or $1.3 million, for the twenty-four weeks ended June 15, 1997 compared to the twenty-four weeks ended June 16, 1996. The decrease was primarily attributable to the decrease in revenues during the first half of 1997.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.6 million or 4.3% during the first half of 1997 compared to the first half of 1996. As a percentage of total revenues, general and administrative expenses increased from 16.6% for the first half of 1996 to 16.9% for the first half of 1997. The increase in general and administrative expenses was primarily attributable to asset writedowns recorded during the first half of 1997 totaling $1.1 million. Asset writedowns included writeoffs of software costs in the amount of $0.8 million. Marketing costs were up $0.4 million over the prior year due to increased advertising costs incurred to attract new franchisees.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.4 million or 10.3% from the prior year. Depreciation and amortization as a percentage of total revenues increased from 6.0% to 6.5% from the twenty-four weeks ended June 16, 1996 to the twenty-four weeks ended June 15, 1997. The increase was primarily due to fixed asset additions made during the last half of 1996 totaling $26.9 million and the first half of 1997 totaling $29.4 million.

  INTEREST EXPENSE.   Interest expense for the twenty-four week period ended
June 15, 1997 was $7.8 million, compared to $8.9 million for the twenty-four week period ended June 16, 1996. The $1.1 million decrease in interest expense was due to lower levels of debt outstanding during the first half of 1997 as compared with the first half of 1996. During the second quarter of 1996 the Company completed a refinancing in which it issued 21.1 million shares of common stock for $70.0 million. The proceeds were used, in part, to retire $65.0
million in outstanding debt.   The decrease in interest expense resulting from
the refinancing was partially offset by increases in interest expense attributable to the refinancing transaction completed during the second quarter of 1997 and higher levels of capital lease obligations outstanding during the second quarter of 1997.

  INCOME TAXES. The Company's effective tax rate for the twenty-four weeks ended June 15, 1997 was 40.2% compared to 43.4% for the corresponding period in
1996.   The decrease was primarily attributable to a decrease in the impact of permanent book/tax differences on the effective tax rate for the first half of 1997 compared to the first half of 1996.

  EXTRAORDINARY LOSS. During the second quarter of 1996 the Company completed a refinancing whereby it sold 21.1 million shares of its common stock for $70.0 million. Proceeds from the sale of stock were used, in part, to retire $65.0 million of the Company's existing debt. As a result, the Company recognized an extraordinary loss on the early retirement of debt (net of income taxes) in the amount of $4.5 million during the twenty-four week period ended June 16, 1996.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its business activities primarily with funds generated from operating activities, proceeds from the sale of shares of common stock, proceeds from long-term debt and a revolving line of credit and proceeds from the sale of certain Company-operated restaurants. Available cash and cash equivalents, net of bank overdrafts, as of June 15, 1997 were $45.7 million, compared to $8.4 million as of December 29, 1996. Net cash provided by operating activities for the twenty-four weeks ended June 15, 1997 and June 16, 1996 was $30.2 million and $25.7 million, respectively. The Company's working capital surplus as of June 15, 1997 was $13.0 million, while it had a working
capital deficit as of December 29, 1996 of approximately $23.2 million.   Both
the increase in cash and cash equivalents and the increase in the working capital surplus carried as of June 15, 1997 were primarily due to net proceeds received in the debt refinancing transaction.

     In May 1997, the Company completed a debt offering of $175.0 million of Senior Subordinated Notes. In connection with this debt offering, the Company also entered into a new $175.0 million Senior Secured Credit Facility whereby the Company was provided with a $50.0 million term loan, a $25.0 million revolving credit facility and a $100.0 million facility to be used for future acquisitions. Under the terms of the revolving credit facility, the Company may borrow and obtain letters of credit up to an aggregate of $25.0 million. At June 15, 1997, the Company had $14.3 million in outstanding letters of credit and $10.7 million available for short term borrowings under the revolving credit facility. Also at June 15, 1997, $100.0 million was available for borrowings under the acquisition facility.

     During the Company's twenty-four weeks ended June 15, 1997 the Company invested in various capital projects totaling $29.4 million. During this period the Company invested $7.4 million in its re-imaging and renovation program and $16.1 million in new management information systems. In addition, during the first half of 1997, the Company invested $5.9 million in other capital assets to update, replace and extend the lives of restaurant equipment and facilities, construct a small number of new restaurant facilities and complete other minor projects.

     Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with the available borrowings under the Senior Secured Credit Facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments under the Senior Subordinated Notes and the Senior Secured Credit Facility.

SEASONALITY

  The Company has historically experienced the strongest operating results at both Popeyes and Churchs restaurants during the summer months while operating results have been somewhat lower during the winter season. The holiday season and inclement winter weather reduce the volume of consumer traffic at quick-service restaurants and may impair the ability of restaurants to conduct regular operations.

                           PART 2. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             The following exhibit is included herewith:

             27.1  Financial Data Schedule

         (b) Current Reports on Form 8-K

             None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AFC Enterprises, Inc.


Date: September 11, 1997           By: /s/ Gerald Wilkins
                                       --------------------------------------
                                           Gerald Wilkins
                                       Chief Financial Officer