Form 10-Q
period 1997-09-07
AFC ENTERPRISES INC
filed 1997-10-21
CIK 1041379

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 7, 1997
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from..............to.......

                     Commission file number
                                            ---------------

                             AFC ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

          Minnesota                                          58-2016606
 (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                       Identification No.)

Six Concourse Parkway, Suite 1700
       Atlanta, Georgia                                     30328-5352
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

                       YES   X      NO
                            ----       ____



As of October 21, 1997, there were 34,448,604 shares of the registrant's Common Stock outstanding.

                             AFC ENTERPRISES, INC.
                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations - For the Twelve
          and Thirty-six Week Periods Ended September 7, 1997 and
          September 8, 1996...........................................................      3

          Condensed Consolidated Balance Sheets - December 29, 1996 and
          September 7, 1997...........................................................      4

          Condensed Consolidated Statements of Cash Flows - For the Thirty-six
          Week Periods Ended September 7, 1997 and September 8, 1996..................      5

          Notes to Condensed Consolidated Financial Statements........................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................      7

PART 2    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................................     16

               (a) Exhibits...........................................................     16

               (b) Current Reports on Form 8-K........................................     16

SIGNATURE.............................................................................     16

                        PART 1. - FINANCIAL INFORMATION

                         Item 1. Financial Statements

                             AFC Enterprises, Inc.
                Condensed Consolidated Statements of Operations

                                  (Unaudited)
                                (In thousands)

                                                                        12 Weeks Ended                 36 Weeks Ended
                                                                    9/7/97        9/8/96           9/7/97         9/8/96
---------------------------------------------------------------------------------------------------------------------------
Revenues:
  Restaurant sales.........................................        $  89,846     $ 101,181        $ 284,573      $  296,313
  Revenues from franchising................................           14,996        12,271           44,399          34,647
  Revenues from manufacturing..............................            1,591         1,868            4,648           5,911
  Other revenues...........................................            2,063         2,000            6,059           5,634
                                                                   ---------     ---------        ---------      ----------
    Total revenues.........................................          108,496       117,320          339,679         342,505
                                                                   ---------     ---------        ---------      ----------

Costs and Expenses:
  Restaurant cost of sales.................................           29,820        33,914           92,791          97,786
  Restaurant operating expenses............................           44,354        50,853          140,375         146,535
  Manufacturing cost of sales..............................            1,025         1,198            3,004           4,190
  General and administrative...............................           18,231        16,625           57,354          54,120
  Depreciation and amortization............................            8,388         7,026           23,475          20,687
  Gain on sale of assets from AFDC transaction                           -             -             (5,319)            -
                                                                   ---------     ---------        ---------      ----------
    Total costs and expenses...............................          101,818       109,616          311,680         323,318
                                                                   ---------     ---------        ---------      ----------

Income From Operations.....................................            6,678         7,704           27,999          19,187

Other Expenses:
  Interest, net............................................            5,611         3,015           12,974          11,818
                                                                   ---------     ---------        ---------      ----------

Net Income Before Extraordinary Loss
  and Income Taxes.........................................            1,067         4,689           15,025           7,369

  Income tax expense.......................................             (409)       (1,822)          (6,021)         (2,986)
                                                                   ---------     ---------        ---------      ----------
Net income before extraordinary loss.......................              658         2,867            9,004           4,383

Extraordinary loss on early retirement
 of debt (net of $2,673 income tax benefit)................                -             -                -           4,456
                                                                   ---------     ---------        ---------      ----------
Net Income (loss)..........................................              658         2,867            9,004             (73)


Preferred stock dividends..................................                -         1,370            2,240           3,553
Accretion of 8% preferred stock discount...................                -           364                -           9,532
                                                                   ---------     ---------        ---------      ----------
Net Income (loss) Attributable to Common Stock.............        $     658     $   1,133        $   6,764      $  (13,158)
                                                                   =========     =========        =========      ==========

See accompanying notes to financial statements.

================================================================================

================================================================================
                             AFC Enterprises, Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                             9/7/97            12/29/96
------------------------------------------               ----------------------------------
                                                           (Unaudited)
Assets:
Current Assets:
  Cash and cash equivalents................              $     40,619          $     19,216
  Accounts and current notes receivable,
  net......................................                     9,617                 9,314
  Inventories..............................                     3,666                 3,961
  Deferred income taxes....................                       839                 6,997
  Prepaid expenses and other...............                     1,878                 5,621
                                                         ------------          ------------
     Total current assets..................                    56,619                45,109
                                                         ------------          ------------
Long-term Assets:
  Notes receivable, net....................                     3,395                 4,836
  Deferred income taxes....................                     2,147                     -
  Property and equipment, net..............                   200,741               189,223
  Other assets.............................                     5,743                 7,295
  Intangible assets, net...................                   111,893                94,211
                                                         ------------          ------------
     Total long-term assets................                   323,919               295,565
                                                         ------------          ------------
          Total assets.....................              $    380,538          $    340,674
                                                         ============          ============

Liabilities, Mandatorily Redeemable Preferred Stock
and Shareholders' Equity:
Current Liabilities:
  Accounts payable.........................              $     19,170          $     18,370
  Current portion of long-term debt and
  capital lease obligations................                     8,882                11,753
  Bank overdrafts..........................                     7,127                10,812
  Accrued expenses and other...............                    30,097                27,400
                                                         ------------          ------------
     Total current liabilities.............                    65,276                68,335
                                                         ------------          ------------

Long-term Liabilities:
  Long-term debt, net of current portion...                    47,732               121,806
  10.25% Subordinated notes payable........                   175,000                     -
  Capital lease obligations, net of
  current portion..........................                    13,283                18,234
  Other liabilities........................                    34,104                33,435
  Deferred income taxes....................                         -                 1,006
                                                         ------------          ------------
     Total long-term liabilities...........                   270,119               174,481
                                                         ------------          ------------

          Total liabilities................                   335,395               242,816
                                                         ------------          ------------

Mandatorily Redeemable Preferred Stock:
  10% Preferred stock......................                         -                59,956

Shareholders' Equity:
  Common stock.............................                       344                   344
  Capital in excess of par value...........                   100,402                99,482
  Accumulated deficit......................                   (51,319)              (58,083)
  Notes receivable - officers..............                    (4,284)               (3,841)
                                                           ------------         -------------
     Total shareholders' equity............                    45,143                37,902
                                                           ------------         -------------

          Total liabilities, mandatorily
           redeemable preferred stock
           and shareholders' equity........              $    380,538         $     340,674
                                                         ============         =============

See accompanying notes to financial statements.

===============================================================================

================================================================================
                             AFC ENTERPRISES, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                        36 Weeks Ended
                                                                9/7/97                  9/8/96
-------------------------------------------------------------------------------------------------
Cash Flows Provided By (Used In) Operating Activities:
 Net income (loss)........................................ $     9,004             $       (73)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization...........................      23,475                  20,687
  (Gains)/losses on disposition and retirement of
    property and equipment................................      (2,741)                  2,202
  Amortization of notes payable discount..................           -                   7,729
  Deferred compensation and other.........................         915                     852
  Other...................................................       1,593                     978
  (Increase) decrease in operating assets.................       9,685                   5,523
  Increase (decrease) in operating liabilities............       3,952                  (1,985)
                                                           -----------             -----------
    Total adjustments.....................................      36,879                  35,986
                                                           -----------             -----------
 Net cash provided by operating activities................      45,883                  35,913
                                                           -----------             -----------

Cash Flows Provided By (Used In) Investing Activities:
 Proceeds from disposition of property and equipment......      18,517                   2,388
 Investment in property and equipment.....................     (27,184)                (24,678)
 Investment in intangible assets..........................     (14,159)                      -
 Notes receivable additions...............................      (2,537)                    (60)
 Payments received on notes...............................       2,899                     993
                                                           -----------             -----------
 Net cash used in investing activities....................     (22,464)                (21,357)
                                                           -----------             -----------

Cash Flows Provided By (Used In) Financing Activities:
 Principal payments of long-term debt.....................    (127,268)                (67,744)
 Proceeds from long-term debt.............................      50,000                       -
 Proceeds from subordinated notes.........................     175,000                       -
 Principal payments for capital lease obligations.........     (23,554)                 (2,578)
 Increase (decrease) in bank overdrafts, net..............      (3,684)                    180
 Redemption of 10% preferred stock........................     (62,197)                      -
 Notes receivable - officers, net.........................        (378)                 (4,469)
 Issuance of common stock.................................           6                  70,205
 Bond and debt issuance costs.............................      (9,941)                      -
 Stock issuance costs.....................................           -                  (6,058)
 Preferred stock dividends paid...........................           -                  (1,955)
                                                           -----------             -----------
 Net cash used in financing activities....................      (2,016)                (12,419)
                                                           -----------             -----------
 Net increase (decrease) in cash and cash equivalents.....      21,403                   2,137
 Cash and cash equivalents at beginning of the period.....      19,216                  13,609
                                                           -----------             -----------
 Cash and cash equivalents at end of the period........... $    40,619             $    15,746
                                                           ===========             ===========

Supplemental Cash Flow Information:

  Cash payments for income taxes.......................... $     2,044             $     1,261
  Cash payments for interest..............................       8,774                   9,110
  Noncash investing and financing activities:
   Retirement of 8% preferred stock.......................           -                  45,150
   Issuance of 10% preferred stock........................           -                  56,000
   Issuance of common stock...............................           -                  10,000
   Capital lease obligations incurred.....................      18,849                   7,235

See accompanying notes financial statements.

================================================================================

                             AFC ENTERPRISES,INC.
             Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

     AFC Enterprises, Inc. (herein referred to as "AFC" or the "Company") operates and franchises quick-service restaurants under the primary trade names of Popeyes Chicken & Biscuits ("Popeyes"), Churchs Chicken ("Churchs") and Chesapeake Bagel Bakery ("Chesapeake Bagel"). The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The accompanying condensed consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. Certain items in the financial statements of the previous year have been reclassified in conformity with the 1997 presentation. These reclassifications had no effect on reported results of operations.

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

2. Capital Lease Obligations

     On August 29, 1997, The Company repaid certain capital lease obligations totaling $16.7 million. The Company used a portion of the proceeds from the refinancing transaction that took place during the second quarter of 1997 to repay these capital lease obligations.

3. Financing Arrangements

     On August 12, 1997, the Company secured a revolving line of credit of up to $15.0 million to provide financing for the Company's Turnkey Development program. As of September 7, 1997, the Company had not drawn against the revolving line of credit.


================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


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


General

     The Company is the second largest quick-service chicken restaurant company in the world, franchising and operating quick-service restaurants under the brands Popeyes and Churchs. The Company also franchises and operates quick service bagel bakeries and restaurants under the brand Chesapeake Bagel Bakery ("Chesapeake Bagel").


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

     Results of Operations

          The following table presents selected revenues and expenses from the Company's unaudited Consolidated Statements of Operations for the twelve and thirty-six weeks ended September 7, 1997 and September 8, 1996. Amounts are in millions and, accordingly, may differ from amounts reported elsewhere in this document due to rounding. Percentage increases and decreases presented in the table and presented throughout the discussion set forth below are calculated based on the amounts reported in the table below.

                  Historical Revenues and Operating Expenses

                                                  12 Weeks Ended                             36 Weeks Ended
                                        ------------------------------------    ---------------------------------------
                                         September   September       %             September     September      %
                                             7,         8,        Change               7,            8,       Change
                                            1997      1996       1997-1996            1997          1996     1997-1996
                                        --------     ---------   ---------         ---------     ---------   ----------
Revenues:
     Restaurant sales                     $ 89.8     $ 101.2      (11.3)%           $ 284.6     $ 296.3       (3.9)%
     Revenues from franchising              15.0        12.3       22.0                44.4        34.7       28.0
     Revenues from manufacturing             1.6         1.8      (11.1)                4.6         5.9      (22.0)
     Other revenues                          2.1         2.0        5.0                 6.1         5.6        8.9
                                          ------     -------                        -------     -------
        Total revenues                     108.5       117.3       (7.5)              339.7       342.5       (0.8)

Costs and Expenses:
     Restaurant cost of sales               29.8        33.9      (12.1)              92.8         97.8       (5.1)
     Restaurant operating expenses          44.4        50.9      (12.8)             140.4        146.6       (4.2)
     Manufacturing cost of sales             1.0         1.2      (16.7)               3.0          4.2      (28.6)
     General and administrative             18.2        16.6        9.6               57.4         54.1        6.1
     Depreciation and amortization           8.4         7.0       20.0               23.4         20.7       13.0
     Gain on sale of assets - AFDC             -           -        N/A               (5.3)           -        N/A
                                          ------     -------                       -------       ------
        Total costs and expenses           101.8       109.6       (7.1)             311.7        323.4       (3.6)
                                          ------     -------                       -------       ------

Income From Operations                       6.7         7.7      (13.0)              28.0         19.1       46.6

Interest expense, net                        5.6         3.0       86.7               13.0         11.8       10.2
                                          ------     -------                       -------       ------

Net Income Before
    Extraordinary Loss and Taxes             1.1         4.7      (76.6)              15.0          7.3      105.5

Income tax expense                           0.4         1.8      (77.8)               6.0          3.0      100.0
                                          ------     -------                       -------       ------

Net Income Before
    Extraordinary Items                      0.7         2.9      (75.9)               9.0          4.3      109.3%

Extraordinary loss, net                        -           -        N/A                  -          4.4        N/A
                                          ------     -------                       -------       ------

Net Income/(Loss)                         $  0.7     $   2.9      (75.9) %         $   9.0       $ (0.1)       N/A
                                          ======     =======                       =======       =======

                        Selected Financial Information

The following table sets forth certain financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees (dollars in millions).

                                            12 Weeks Ended                         36 Weeks Ended
                                   ---------------------------------      ---------------------------------
                                   September   September      %           September   September      %
                                       7,          8,        Change           7,          8,       Change
                                      1997        1996     1997-1996         1997        1996     1997-1996
                                   ---------   ---------   ---------      ---------   ---------   ---------
EBITDA, as defined (1)              $   15.7    $   15.5      1.3  %       $   49.6    $   43.1     15.1  %

Capital Expenditures                $   16.9    $   12.5     35.2  %       $   46.3    $   31.9     45.1  %

Restaurant Data:

Systemwide restaurant
  sales:
    Popeyes                         $  204.8    $  182.3     12.3  %       $  585.1    $  522.9     11.9  %
    Churchs                            171.1       161.7      5.8             503.0       463.9      8.4
    Chesapeake Bagel (2)                17.5        N/A       N/A              26.5        N/A       N/A
                                    --------    --------                   --------    --------
      Total                         $  393.4    $  344.0     14.4  %       $1,114.6    $  986.8     13.0  %
Systemwide restaurant
  openings:
    Popeyes                             35          30       16.7  %           85          74       14.9  %
    Churchs                             27          36      (25.0)             93          69       34.8
    Chesapeake Bagel                    10          N/A       N/A              20          N/A       N/A
                                    --------    --------                   --------    --------
      Total                             72          66        9.1  %          198         143       38.5  %
Systemwide restaurants
  open, end of period:
    Popeyes                                                                 1,092       1,004        8.8  %
    Churchs                                                                 1,332       1,253        6.3
    Chesapeake Bagel                                                          161        N/A         N/A
                                                                           --------    --------
      Total                                                                 2,585       2,257       14.5  %
Systemwide change in
  comparable sales (2):
    Popeyes                              2.8   %     0.4   %                    2.9   %     1.1   %
    Churchs                              1.3         2.0                        4.4         3.1

(1) EBITDA represents income from operations plus depreciation and amortization, adjusted for gains/losses on asset dispositions and writedowns, compensation expense related to stock option activity (deferred compensation) and non-cash officer notes receivable items related to the executive compensation award.
(2) Sales figures are not available for Chesapeake Bagel for the twelve and thirty-six week periods ended September 8, 1996, since the Company did not acquire the franchise rights of Chesapeake Bagel until May 1997.

Operating Results


Twelve Weeks Ended September 7, 1997 and September 8, 1996

     Revenues

     Total revenues decreased by $8.8 million for the twelve weeks ended September 7, 1997, a decrease of 7.5% over the same period in 1996 primarily due to the sale of 100 Company-operated restaurants to AFDC.

     Restaurant Sales. The Company reported restaurant sales of $89.8 million during the twelve weeks ended September 7, 1997, compared to $101.2 million during the same period of 1996. The decrease in restaurant sales of $11.4 million or 11.3% was primarily attributable to the sale of 100 Company-operated restaurants to AFDC during the second quarter of 1997. These restaurants reported restaurant sales of $13.5 million during the third quarter of 1996. The overall sales decrease was partially offset by an increase in comparable sales for the remaining Company-operated restaurants of 3.4% for the quarter.

     Revenues From Franchising. Revenues from franchising increased $2.7 million or 22.0% during the third fiscal quarter of 1997 over the same period of a year ago. Franchise royalty revenue increased $2.9 million or 27.6%, while franchise fees decreased $0.2 million or 11.1%. The increase in franchise royalty revenue was attributable to several factors, including royalty revenues recorded for 100 restaurants franchised in connection with the AFDC transaction and franchised Chesapeake Bagel restaurants, an increase in the number of franchised restaurants and comparable sales increases for domestic and international franchised restaurants.

     Revenues From Manufacturing. Revenues from manufacturing decreased 11.1% or $0.2 million for the twelve weeks ended September 7, 1997, compared to the twelve weeks ended September 8, 1996. The decrease in revenues was primarily attributable to a decrease in sales of proprietary gas fryers.

     Operating Costs and Expenses

     Restaurant Cost of Sales. Cost of sales amounted to $29.8 million, or 33.2% of restaurant sales, during the third fiscal quarter ended September 7, 1997, compared to $33.9 million, or 33.5% of restaurant sales, for the corresponding period in 1996. The $4.1 million or 12.1% decrease was primarily due to the decrease in restaurant sales during the third fiscal quarter of 1997, compared to the third fiscal quarter of 1996. Restaurant cost of sales as a percentage of sales decreased slightly for the third quarter of 1997 compared to the third quarter of 1996 due to small menu price increases taken in late 1996 and early 1997, usage reductions in paper items and shortening and favorable pricing on certain non-poultry food items.

     Restaurant Operating Expenses. Restaurant operating expenses during the third fiscal quarter of 1997 decreased $6.5 million or 12.8% below the
corresponding period during 1996.   The decrease was primarily attributable to
the sale of the 100 Company-operated restaurants to AFDC. As a percentage of restaurant sales, operating expenses for the twelve weeks ended September 7, 1997 were 49.4%, compared to 50.3% during the twelve weeks ended September 8, 1996. As a percentage of sales, personnel expenses were 28.7% during the third fiscal quarter of 1997, compared to 27.5% during the same period of a year ago. The increase in personnel expenses as a percentage of sales was due to increases in the Federal minimum wage rate, which were effective October 1, 1996 and September 1, 1997. The Federal minimum wage rate increased from $4.25 per hour to $5.15 per hour from September 6, 1996 to September 7, 1997. Approximately 86% of the Company's restaurant labor force are hourly employees whose wages are impacted by these increases in the Federal minimum wage rate. Marketing costs as a percentage of restaurant sales was 7.5% for the third quarter of 1997, versus 9.1% for the third quarter of 1996. The decrease was due to a reduction in food discount promotions during the third quarter of 1997, versus the third quarter of 1996. Other operating expenses as a percentage of restaurant sales was 13.3% during the third fiscal quarter of 1997, compared to 13.8% during the third fiscal quarter of 1996. The decrease was primarily attributable to decreases in utility and maintenance costs during the third fiscal quarter of 1997, compared to the third fiscal quarter of 1996.

     Manufacturing Cost of Sales. Manufacturing cost of sales was down $0.2 million or 16.7% for the third twelve weeks of 1997 compared to the third twelve weeks of 1996. The decrease was primarily due to the decrease in manufacturing revenues from the prior year.

     General and Administrative Expenses. The Company incurred general and administrative expenses of $18.2 million, or 16.7% of total revenues for the twelve-week period ended September 7, 1997, compared to $16.6 million, or 14.1%, for the comparable period in 1996. The increase in general and administrative expenses during the third fiscal quarter of 1997 versus the third fiscal quarter of 1996 was primarily attributable to overhead costs incurred by the new Chesapeake Bagel brand, deferred compensation expense associated with employee stock options, costs incurred to attract new franchisees and costs associated with acquisition activities.

     Depreciation and Amortization. Depreciation and amortization amounted to $8.4 million for the twelve-week period ended September 7, 1997, compared to $7.0 million for the corresponding period in 1996. The 20.0% increase was primarily attributable to the depreciation of fixed assets placed in service during the period from September 8, 1996 to September 7, 1997. Partially offsetting the increase was a decrease in depreciation expense associated with the sale of 100 restaurants to AFDC and other asset dispositions. The depreciable basis of fixed assets increased from $257.2 million at September 8, 1996 to $286.3 million at September 7, 1997, or 11.3%. Depreciation expense for the twelve weeks ended September 7, 1997 versus the corresponding period of a year ago increased disproportionately over the increase in depreciable fixed assets from September 8, 1996 to September 7, 1997 due to the fact that fixed asset additions during this period consisted primarily of personal property assets with relatively shorter depreciable lives and fixed asset dispositions during this period consisted primarily of real property assets with relatively longer depreciable lives. As a percentage of total revenues, depreciation and amortization was 7.7% at September 7, 1997, versus 6.0% at September 8, 1996.

     Net Interest Expense. Net interest expense for the twelve week period ended September 7, 1997 was $5.6 million, compared to $3.0 million for the twelve week period ended September 8, 1996. The increase in net interest expense was due to higher levels of debt outstanding and higher effective interest rates during the third quarter of 1997 as compared to the third quarter of

1996. In addition, capital lease obligations outstanding during the third quarter of 1997 were substantially higher than those during the comparable period of a year ago.

     Income Taxes. The Company's effective tax rate was 38.3% for the twelve weeks ended September 7, 1997, which was not materially different than the effective tax rate of 38.8% for the comparable period of a year ago.

Thirty-Six Weeks Ended September 7, 1997 and September 8, 1996

     Revenues

     Total revenues decreased 0.8%, or $2.8 million, during the thirty-six weeks ended September 7, 1997 as compared to the thirty-six weeks ended September 8, 1996.

     Restaurant Sales. Restaurant sales decreased 3.9%, or $11.7 million, from the prior year. The decrease was primarily attributable to the sale of the 100 AFDC restaurants. These restaurants reported restaurant sales of $26.4 million during the second and third quarters of 1996. The overall sales decrease was partially offset by an increase in comparable sales for the remaining Company-operated restaurants of 5.2% for the year.

     Revenues From Franchising. Revenues from franchising increased $9.7 million or 28.0% from the prior year. Franchise royalty revenue increased $6.4 million or 21.2% and franchise fees increased $3.3 million or 73.3%. The increase in franchise royalty revenue was attributable to several factors including royalty revenues recorded for 100 restaurants franchised in connection with the AFDC transaction, royalty revenues recorded for franchised Chesapeake Bagel restaurants, an increase in the number of franchised restaurants and comparable sales increases for domestic and international franchised restaurants. The increase in franchise fees was primarily attributable to franchise fees of $2.5 million recorded in connection with the AFDC transaction and franchise fees of $1.2 million recorded in connection with the sale of 47 California restaurants to a franchisee.

     Revenues From Manufacturing. Revenues from manufacturing decreased 22.0%, or $1.3 million for the thirty-six weeks ended September 7, 1997 versus the thirty-six weeks ended September 8, 1996. The decrease was primarily attributable to a decrease in the sale of smallwares.

     Operating Costs and Expenses

     Restaurant Cost of Sales. Cost of sales for the year decreased 5.1% or $5.0 million from the prior year. The decrease was primarily attributable to a decrease in restaurant sales. Expressed as a percentage of restaurant sales, cost of sales were 32.6% for the thirty-six weeks ended September 7, 1997 compared to 33.0% for the thirty-six weeks ended September 8, 1996. The decrease in the percentage was attributable to small menu price increases taken in late 1996 and early 1997, usage reductions in paper items and shortening and favorable pricing on certain non-poultry food items.

     Restaurant Operating Expenses. Restaurant operating expenses for the thirty-six weeks ending September 7, 1997 decreased $6.2 million or 4.2% from the corresponding period in 1996. The decrease in restaurant operating expenses was primarily attributable to the sale of the 100 AFDC restaurants. Restaurant operating expenses as a percentage of restaurant sales were 49.3% for the first three quarters of 1997, compared to 49.5% for the first three quarters of 1996. Personnel expenses expressed as a percentage of restaurant sales was 28.6% for the thirty-six weeks ended September 7, 1997, versus 27.9% for the thirty-six weeks ended September 8, 1996. The increase in personnel costs as a percentage of restaurant sales was primarily due to increases in the minimum wage levels effective October 1, 1996 and September 1, 1997. Marketing expenses expressed as a percentage of restaurant sales was 7.6% for the first three quarters of 1997, versus 8.0% for the first three quarters of 1996. The decrease in the percentage was primarily due to lower food discount costs. Other restaurant operating costs expressed as a percentage of sales was 13.1% for thirty six week period ending September 7, 1997, versus 13.6% for the corresponding period of 1996. The decrease in the percentage was primarily due to decreases in utility costs resulting from the installation of more energy efficient gas fryers in Company-operated restaurants.

     Manufacturing Cost of Sales. Manufacturing cost of sales decreased 28.6% or $1.2 million, for the thirty-six weeks ended September 7, 1997 compared to the thirty-six weeks ended September 8, 1996. The decrease was primarily attributable to the decrease in revenues during the first three quarters of 1997 compared to the same period of a year ago.

     General and Administrative Expenses. General and administrative expenses increased $3.3 million or 6.1% during the first three quarters of 1997 compared to the first three quarters of 1996. As a percentage of total revenues, general and administrative expenses increased from 15.8% for the first three quarters of 1996 to 16.8% for the first three quarters of 1997. The increase in general and administrative expenses was due to a number of factors including asset writedowns of software costs, overhead costs associated with the Chesapeake Bagel brand, an increase in franchise sales marketing costs, an increase in costs associated with acquisition activity and information technology initiatives, and deferred compensation expenses related to employee stock options.

     Depreciation and Amortization. Depreciation and amortization increased $2.7 million or 13.0% from the prior year. Depreciation and amortization as a percentage of total revenues increased from 6.0% to 6.9% from the thirty-six weeks ended September 8, 1996 to the thirty-six weeks ended September 7, 1997. The increase was primarily due to fixed asset additions made during this period totaling $60.6 million. Partially offsetting the increase was a decrease in depreciation expense associated with the sale of 100 restaurants to AFDC and other asset dispositions. The depreciable basis of fixed assets increased from $257.2 million at September 8, 1996 to $286.3 million at September 7, 1997, or 11.3%. Depreciation expense for the thirty-six weeks ended September 7, 1997 versus the corresponding period of a year ago increased disproportionately over the increase in depreciable fixed assets from September 8, 1996 to September 7, 1997 due to the fact that fixed asset additions during this period consisted primarily of personal property assets with relatively shorter depreciable lives and fixed asset dispositions during this period consisted primarily of real property assets with relatively longer depreciable lives.

     Net Interest Expense. Net interest expense for the thirty-six week period ended September 7, 1997 was $13.0 million, compared to $11.8 million for the thirty-six week period ended September 8, 1996. The $1.2 million increase in net interest expense was due to higher levels of average debt outstanding and higher effective interest rates during the first three quarters of 1997 as compared with the first three quarters of 1996. The increase in average debt outstanding was primarily attributable to the refinancing transaction completed during the second quarter of 1997 and higher levels of capital lease obligations outstanding during the first three quarters of 1997.

     Income Taxes. The Company's effective tax rate for the thirty-six weeks ended September 7, 1997 was 40.1%, which was not materially different than the effective tax rate of 40.5% for the comparable period of a year ago.

     Extraordinary Loss. During the second quarter of 1996 the Company completed a refinancing whereby it sold 21.1 million shares of its common stock for $70.0 million. Proceeds from the sale of stock were used, in part, to retire $65.0 million of the Company's existing debt. As a result, the Company recognized an extraordinary loss on the early retirement of debt (net of income taxes) in the amount of $4.4 million during the thirty-six week period ended September 8, 1996.

Liquidity and Capital Resources

     The Company has financed its business activities primarily with funds generated from operating activities, proceeds from the sale of shares of common stock, proceeds from long-term debt and a revolving line of credit and proceeds from the sale of certain Company-operated restaurants. Available cash and cash equivalents, net of bank overdrafts, as of September 7, 1997 were $33.5 million, compared to $8.4 million as of December 29, 1996. Net cash provided by operating activities for the thirty-six weeks ended September 7, 1997 and September 8, 1996 was $45.9 million and $35.9 million, respectively. The Company's working capital deficit as of September 7, 1997 was $8.7 million, while it had a working capital deficit as of December 29, 1996 of approximately
$23.2 million.   Both the increase in cash and cash equivalents and the decrease in the working capital deficit carried as of September 7, 1997 were primarily due to net proceeds received in the debt refinancing transaction.

     In May 1997, the Company completed a debt offering of $175.0 million of Senior Subordinated Notes. In connection with this debt offering, the Company also entered into a new $175.0 million Senior Secured Credit Facility whereby the Company was provided with a $50.0 million term loan, a $25.0 million revolving credit facility and a $100.0 million facility to be used for future acquisitions. Under the terms of the revolving credit facility, the Company may borrow and obtain letters of credit up to an aggregate of $25.0 million. At September 7, 1997, the Company had $14.3 million in outstanding letters of credit and $10.7 million available for short-term borrowings under the revolving credit facility. Also at September 7, 1997, $100.0 million was available for
borrowings under the acquisition facility.   On August 29, 1997 a portion of the
proceeds from the refinancing was used to repay certain capitalized lease obligations totaling $16.7 million. The repayment was anticipated as part of the refinancing transaction that occurred during the second quarter of 1997.

     In August 1997, the Company secured a revolving line of credit of up to $15.0 million to provide financing for the Company's Turnkey Development program. As of September 7, 1997, the Company had not drawn against the revolving line of credit.

     During the Company's thirty-six weeks ended September 7, 1997 the Company invested in various capital projects totaling $46.3 million. During this period the Company invested $11.0 million in its re-imaging and renovation program and $25.0 million in new management information systems. In addition, during the first half of 1997, the Company invested $10.3 million in other capital assets to update, replace and extend the lives of restaurant equipment and facilities, construct a small number of new restaurant facilities and complete other minor projects.

     Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with the available borrowings under the Senior Secured New Credit Facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments under the Senior Subordinated Notes and the Senior Secured New Credit Facility.

Seasonality

     The Company has historically experienced the strongest operating results at both Popeyes and Churchs restaurants during the summer months while operating results have been somewhat lower during the winter season. The holiday season and inclement winter weather reduce the volume of consumer traffic at quick-service restaurants and may impair the ability of certain restaurants to conduct regular operations for short periods of time.

                           PART 2. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                      The following exhibits are included herewith:


               10.60 Credit agreement with Banco Popular ("Banco Popular") De Puerto Rico for Turnkey Development program financing
               10.61 Exhibit A of credit agreement with Banco Popular -- The Budget
               10.62 Exhibit B of credit agreement with Banco Popular -- Form of Notes
               10.63 Exhibit C of credit agreement with Banco Popular -- Form of Leasehold Mortgage
               10.64 Exhibit D of credit agreement with Banco Popular -- Form of Owned Property Mortgage
               10.65 Exhibit E of credit agreement with Banco Popular -- Form of Assignment of Contracts
               10.66     Exhibit F of credit agreement with Banco Popular --
                         Form of Environmental Indemnity Agreement
               10.67     Exhibit G of credit agreement with Banco Popular --
                         Form of Borrowing Certificate
               10.68 Exhibit H of credit agreement with Banco Popular -- Terms and Conditions of Standard Franchise Loans
               10.69     Exhibit I of credit agreement with Banco Popular --
                         Terms and Conditions of Popular Plus Loans
               10.70     Exhibit J of credit agreement with Banco Popular --
                         Description of Borrower's "Plus Program"
               10.71 Exhibit K-1 of credit agreement with Banco Popular -- Franchise Loan Commitment
               10.72 Exhibit K-2 of credit agreement with Banco Popular -- Forms of Franchisee Loan Documents

               27.1      Financial Data Schedule

     (b)  Current Reports on Form 8-K

               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AFC Enterprises, Inc.


Date: October 21, 1997                      By:  /s/ Gerald Wilkins
                                               -------------------
                                                 Gerald Wilkins
                                               Chief Financial Officer