Form 10-K
period 1997-12-28
AFC ENTERPRISES INC
filed 1998-03-30
CIK 1041379

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                      OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
         For the transition period from..............to..............

                      Commission file number ...........

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

Securities registered pursuant to Section 12 (b) of the Exchange Act: None Securities registered pursuant to Section 12 (g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No  ____
                                        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form

10-K or any amendment to this Form 10-K.   Not applicable


The aggregate market value of the common stock of AFC Enterprises, Inc. held by non-affiliates of AFC Enterprises, Inc. is not applicable as the common stock of AFC Enterprises, Inc. is privately held.

As of March 15, 1998, there were 34,448,604 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The exhibit index is contained in Part IV herein on page 61.

                             AFC ENTERPRISES, INC.


                              INDEX TO FORM 10-K

                                    PART I

Item 1.   Business.........................................................   3
Item 2.   Properties.......................................................  24
Item 3.   Legal Proceedings................................................  26
Item 4.   Submission of Matters to a Vote of Security Holders..............  26

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related
             Stockholders Matters..........................................  27
Item 6.   Selected Consolidated Financial Data.............................  28
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  31
Item 8.   Financial Statements and Supplementary Data......................  46
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...........................  46

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant...............  47
Item 11.  Executive Compensation...........................................  50
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management................................................  58
Item 13.  Certain Relationships and Related Transactions...................  59

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K...................................................  61

                                    PART I

ITEM 1.  BUSINESS.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in any discussion of the Company's expected future performance or operations, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that these will be realized. Such performance could be materially affected by a number of factors, including without limitation those factors set forth in this section.


GENERAL

     AFC Enterprises, Inc., a Minnesota corporation and its wholly-owned subsidiary, AFC Properties, Inc., a Georgia corporation, (collectively "AFC" or the "Company"), is the second largest quick-service chicken restaurant company in the world, operating and franchising quick-service restaurants ("QSRs") under the primary trade names of Popeyes Chicken and Biscuits(R) ("Popeyes") and Churchs Chicken(R) ("Churchs"). The Company also franchises and operates quick-service bagel bakery restaurants under the primary trade name of Chesapeake Bagel Bakery ("Chesapeake" or "CBB"). Total restaurants by brand as of December 28, 1997 were as follows:

                                             Popeyes    Churchs    CBB    Total
                                             -------    -------    ---    -----

   Domestic franchised.....................      830        590    154    1,574
   Domestic Company-operated...............      119        480      1      600
   International (all franchised)..........      182        286      -      468
                                               -----      -----    ---    -----
                Total......................    1,131      1,356    155    2,642
                                               =====      =====    ===    =====

     The Company's principal executive offices are located at Six Concourse Parkway, Suite 1700, Atlanta, Georgia 30328-5352 and its telephone number is
(770) 391-9500.

RESTAURANT LOCATIONS

     As of December 28, 1997, the Company's 2,642 systemwide restaurants were located in 45 states, the District of Columbia and 23 foreign countries.
Popeyes restaurants were located in 40 states, the District of Columbia and 18 foreign countries. The 119 Company-operated Popeyes restaurants are concentrated primarily in the states of Texas, Louisiana and Georgia. Over 70% of the 830 domestic franchised Popeyes restaurants are located in the states of Texas, Louisiana, Florida, California, Illinois, Maryland and Mississippi. Over 60% of the 182 international franchised Popeyes restaurants are located in Korea. Churchs restaurants were located in 29 states and seven foreign countries. The 480 Company-operated Churchs restaurants are concentrated primarily in the states of Texas, Louisiana, Georgia, Alabama, Florida, Mississippi and Arizona. Almost 60% of the 590 domestic franchised Churchs restaurants are located in Texas, California, Louisiana, Georgia, Florida, Michigan and Illinois. Over 70% of the 286 international franchised Churchs restaurants are in Canada, Puerto Rico and Indonesia. Chesapeake restaurants are located in 31 states and the District of Columbia. The Company-operated Chesapeake restaurant is in the state of Georgia. The 154 franchised Chesapeake restaurants are concentrated primarily in the District of Columbia, Maryland and Virginia.

STRATEGY

     The Company has adopted a global strategy to increase revenues and profits by the franchise development of its existing Popeyes, Churchs and Chesapeake brands and the acquisition of additional branded concepts. The Company's strategy is to (i) deliver world class service and support to its franchisees by capitalizing on the Company's size, state-of-the-art technology and leadership position, (ii) promote franchisee development of traditional and non-traditional formats in new and existing markets and (iii) provide new and existing franchisees with investment opportunities in high value/high growth branded concepts outside of the quick-service chicken restaurant industry. The Company believes that by following this strategy it will become Franchisor of Choice(TM) which, when combined with the Company's market leadership position, superior brand awareness and strong franchisee relationships, will result in continued growth. To reflect this strategy, the Company changed its name in October 1996 from America's Favorite Chicken Company to AFC Enterprises, Inc.

COMPANY STRENGTHS

     LEADING MARKET POSITION. The Company is the second largest quick-service chicken restaurant company in the world, with 2,487 Popeyes and Churchs restaurants located in the United States and 23 foreign countries. In 1998, the Company expects to franchise and open over 200 new chicken restaurants in the U.S. and over 100 new chicken restaurants internationally. At December 28, 1997, the Popeyes system included 949 domestic restaurants and the Churchs system included 1,070 domestic restaurants. From industry data gathered at the end of 1997, the Company believes that the Popeyes system generated approximately 8.0% of sales in the domestic quick-service chicken restaurant industry, while the Churchs system generated approximately 6.0% of sales in that industry.

     HIGH BRAND AWARENESS. With Popeyes' New Orleans style fried chicken and Churchs' traditional Southern fried chicken, management believes Popeyes and Churchs have achieved a high level of positive brand awareness with both franchisees and consumers. Over Popeyes' 25 years of operation and Churchs' 45 years of operation, the Company's restaurants have become two of the most highly recognized brand names in the QSR industry. Management believes that the Company's reputation for offering a unique selection of high quality food products and value pricing, combined with a high level of customer service, has created a valuable franchise with strong brand name recognition and customer loyalty.

     STRONG FRANCHISEE RELATIONSHIPS. The Company enjoys strong relationships with its franchisees as a result of its ongoing efforts to develop the Popeyes and Churchs brands globally and develop the Chesapeake brand in the United States by (i) investing capital to re-image and renovate Company-operated restaurants in each of the systems, (ii) providing strong operational, marketing and technological support to franchisees, (iii) delivering operating efficiencies and economies of scale to franchisees and (iv) promoting restaurants within non-traditional formats. Additionally, the Company seeks to provide new investment opportunities to its franchisees by acquiring and franchising high value/high growth branded concepts. The number of total franchised restaurants for all brands has grown from 1,162 at year-end 1992 to 2,042 at December 28, 1997, and the number of commitments to open new franchised restaurants has increased to 1,715 at December 28, 1997, compared with 372 commitments at year-end 1992.

     SIGNIFICANT OPERATIONAL EFFICIENCIES. By virtue of its size and leadership position in the quick-service restaurant industry, the Company benefits from significant operational efficiencies. The Company's large number of restaurants, centralized corporate management structure and ongoing implementation of state-of-the-art management information systems enable the Company to (i) tightly control restaurant and corporate-level costs, (ii) capture economies of scale by leveraging its existing corporate overhead structure and (iii) continuously monitor point-of-sale data in its Company-operated restaurants to more efficiently manage restaurant operations. The Company and its franchisees have experienced substantial levels of savings as a result of the Company's size and related bargaining power, particularly with respect to food, beverage and paper goods, and advertising and marketing programs. In addition, the Company has achieved reductions in its general corporate overhead expenses. These operational efficiencies have contributed to the improvement of the Company's EBITDA margin from 8.0% in fiscal 1993 to 15.3% in fiscal 1997.

     STRONG MANAGEMENT TEAM. The Company's management team, led by Frank J. Belatti and Dick R. Holbrook, has overseen a period of increasing total revenues and EBITDA, as defined, from fiscal 1993 to fiscal 1997. Mr. Belatti and Mr. Holbrook previously held senior executive positions at Hospitality Franchise Systems, Inc. and, prior to that, at Arby's, Inc., and each has substantial experience in the franchising and operation of restaurant service and hotel enterprises. With an average of more than 19 years of experience in the QSR and related industries, the Company's top eight executives have substantial expertise in developing brand awareness and enjoy an excellent reputation in the industry. Members of the Company's management team possess a diverse skill base that includes brand marketing, restaurant operations, product and concept development and technology systems integration.

OPERATING STRATEGY

     RE-IMAGE AND RENOVATE EXISTING RESTAURANTS. The Company believes that significant opportunities exist to increase the Company's revenues and gain efficiencies in its current markets by re-imaging and renovating franchised and Company-operated Popeyes and Churchs restaurants. Substantially all of the costs of re-imaging and renovating franchised restaurants is borne by the franchisee. By the end of 1999, the Company expects to substantially complete its initiative to (i) add new signage, new decor, contemporary lighting and, where appropriate, drive-thru service and (ii) improve the efficiencies of its restaurant operating systems, including the installation of energy efficient equipment at all of its Company-operated Popeyes and Churchs restaurants.
Partly as a result of its re-imaging and renovation efforts, Popeyes and Churchs systemwide comparable restaurant sales have increased every year since the implementation of this program in 1994. The Company, in cooperation with its franchisees, intends to begin transforming all Chesapeake restaurants with a new image, format and brand positioning during fiscal 1998. The transformations will begin in the Washington, D.C./Baltimore area and then throughout the remainder of the system. The Company hopes to complete such transformations by the end of 1998.

     INCREASE DOMESTIC FRANCHISED RESTAURANTS. The Company believes that significant opportunities exist to increase the number of domestic franchised restaurants operated by both new and existing franchisees and that growth through franchising can provide significant additional revenue growth at relatively low levels of capital expenditures by the Company. The Company intends to target restaurant growth in markets where it has or can achieve sufficient penetration to justify television advertising because sales at restaurants in the Company's media efficient markets are generally 5% to 10% higher than sales in non-media efficient markets. The number of domestic franchised restaurants has increased from approximately 9903 at the beginning of 1993, to 1,574 at December 28, 1997, and the Company anticipates that domestic franchisees will open over 200 new restaurants in 1998, many of which will be in the Company's target markets.

     CAPITALIZE ON ADDITIONAL GROWTH OPPORTUNITIES. The Company intends to aggressively pursue selected growth opportunities by (i) expanding its existing brands to new domestic and international markets, (ii) promoting the development of new points of distribution and (iii) acquiring additional branded concepts to provide franchisees with a broad range of investment opportunities, thereby generating a larger and more diversified stream of franchise revenues to the Company. These initiatives include the following:

     . NON-TRADITIONAL FORMATS. In response to new marketing opportunities and consumer demand, the Company intends to continue to promote the expansion of the number and type of non-traditional formats from which it sells Popeyes, Churchs and Chesapeake food products. In addition to the traditional stand-alone models, the Company has franchised and opened Popeyes, Churchs and Chesapeake restaurants within community shopping plazas, convenience stores, mall food courts, airports and other transportation centers and grocery stores. For example, the Company has opened both franchised and Company-operated restaurants in various locations of The Kroger Co., one of the nation's largest supermarket operators.

     . CO-BRANDING INITIATIVES. The Company intends to selectively enter into co-branding arrangements in which Popeyes and Churchs restaurants share facilities with other QSRs. Management believes that co-branding represents an attractive revenue growth opportunity that provides brand awareness in new markets and faster opening times (as restaurants are constructed within existing QSR facilities), together with reduced costs of entry and lower ongoing capital expenditures. The Company has entered into several such arrangements including franchising Churchs restaurants in 93 Cara Operations Limited Harvey's hamburger restaurants in Canada and in 61 White Castle hamburger restaurants throughout the Midwest, Southeast and Northeast.

     . EXPANSION IN INTERNATIONAL MARKETS. Management believes that international expansion is an attractive growth opportunity due to (i) advantageous per unit economics, resulting largely from lower food and/or labor costs and less QSR competition abroad, (ii) foreign economies with an expanding group of QSR consumers and (iii) well established markets for quick-service chicken restaurants in over 80 countries around the world. The Company's international operations have increased from 172 franchised restaurants in 14 foreign countries at the beginning of 1993, to 468 franchised restaurants in 23 foreign countries at December 28, 1997. Additionally, commitments to develop international franchised restaurants have risen from 161 at the beginning of 1993, to 799 at December 28, 1997. The Company anticipates that international franchisees will open over 100 new restaurants in 1998.

     . NEW BRANDED CONCEPTS. Management intends to identify and acquire additional high value/high growth brands which would benefit from the Company's operating efficiency, management experience, state-of-the-art technology, service commitment to franchisees and shared administrative infrastructure. In line with this strategy, in May 1997 the Company acquired all of the intangible assets relating to the franchise business of Chesapeake, comprising 158 franchised bagel bakery restaurants concentrated in Washington, D.C., Maryland and Virginia. Additionally, in March 1998, the Company acquired 100% of Seattle Coffee Company's common stock. This transaction included the acquisition of 58 Company-operated and 10 franchised cafes under the Seattle's Best and Torrefazione Italia brands.

     INCREASE OPERATIONAL EFFICIENCIES AND LEVERAGE INFORMATION TECHNOLOGY. The Company's customized management information systems, typically not affordable by smaller QSR chains, provide both the Company and its franchisees with the ability to quickly capitalize on restaurant sales enhancement and profit opportunities. The Company utilizes its management information systems to (i) minimize waste and control labor costs, (ii) efficiently schedule labor, (iii) effectively manage inventory and (iv) analyze product mix and various promotional programs using point-of-sale information. For example, the Company has installed a new point-of-sale FasFax(TM) system in its Company-operated restaurants, as part of an ongoing program that was completed in July 1997.
This touch-screen cash register system provides management with real time information on customer trends, sales mix, inventory management and product pricing. The Company intends to demonstrate to new and existing franchisees the efficiencies afforded by this system and other new technologies. Management also believes that additional opportunities exist to improve operational efficiencies and will continue to implement a "back office" automation system to better manage food and labor costs. In 1998, management intends to launch AFC Online, an intranet for franchisees that will provide operational support, a restaurant development roadmap, a business planning template, marketing information and certain other relevant information on a 24 hours a day, seven days a week basis.

     MAINTAIN HIGH QUALITY PRODUCTS, SUPERIOR CUSTOMER SERVICE AND STRONG COMMUNITY RELATIONS. The Company seeks to ensure overall customer satisfaction through consistency in food quality, service and restaurant appearance. The Company maintains rigorous and ongoing quality control procedures over suppliers and distributors to ensure that its product specifications are maintained. In addition, the Company has taken an important leadership role in the neighborhoods and communities it serves. Through its involvement in Habitat for Humanity, the United Negro College Fund and the Hispanic Association of Colleges and Universities, among others, the Company has established a meaningful presence in the local communities it serves, while building customer loyalty and brand awareness.

     FRANCHISOR OF CHOICE(TM). The Company has adopted the Franchisor of Choice global strategy, which will be implemented by (i) promoting distinctly positioned brands, currently Popeyes, Churchs and Chesapeake, with other branded concepts to be acquired in the future, (ii) developing multi-unit development territories, (iii) providing high quality service and support to franchisees,
(iv) providing franchisees with alternative formats in innovative market settings, (v) redesigning business processes to provide additional support to franchisees, including a multi-million dollar investment in new technology, (vi) eliminating barriers to growth for existing and new franchisees through new financial and real estate support mechanisms and (vii) providing on-site or field support including site selection, construction expertise, multi-national supply and distribution, marketing, operations and training.

BRANDS

     The Company franchises and operates restaurants catering to different segments of the QSR industry.

     POPEYES CHICKEN AND BISCUITS. Popeyes Chicken and Biscuits was founded in New Orleans in 1972 and is the market leader in the Cajun segment of the QSR industry. With more than 1,100 restaurants worldwide, Popeyes was the second largest quick-service chicken restaurant chain in 1997, in terms of sales. Popeyes specialty menu item is fresh, hand-battered, bone-in fried chicken sold in two flavors--New Orleans Spicy and Louisiana Mild. Popeyes chicken is complemented with a wide assortment of spicy and signature Cajun cuisine side dishes, including red beans and rice, Cajun rice, Cajun fries and fresh, buttermilk biscuits. Popeyes is positioned as a premium fried chicken for customers who seek its full flavor and specialty blend of seasonings and spices. Popeyes is also known for its "limited time offers" of unique items that complement its base menu. Popeyes restaurants are generally found in urban areas in traditional standalone locations, as well as in non-traditional formats such as airports and other travel centers, supermarkets and mass merchandisers.

     The following table sets forth selected restaurant data regarding Popeyes Company-operated and franchised restaurants.

                                                                                Year Ended
                                                 -----------------------------------------------------------------------------------
                                                  December 26,      December 25,    December 31,     December 29,     December 28,
                                                     1993              1994            1995             1996             1997
                                                 -------------    --------------   -------------    --------------   ---------------
Total Company and franchised restaurants
  open at beginning of period..................           807               814            907              964              1,021
                                                 ------------       -----------      ---------        ----------       -----------

COMPANY RESTAURANTS:
  Open at beginning of period..................           115               110            113               117               120
  Opened or acquired...........................             1                 1              6                 1                 1
  Closed.......................................            (3)               (1)            (2)               (6)               (3)
  Sold to franchisees..........................            (3)                -              -                (1)               (2)
  Acquired from franchisees....................             -                 3              -                 9                 3
                                                 ------------       -----------      ---------        ----------       -----------
  Open at end of period........................           110               113            117               120               119
                                                 ------------       -----------      ---------        ----------       -----------

  Net Sales (in thousands).....................  $     84,138       $    87,690      $  93,686        $   92,145       $    97,006

  Percentage increase/(decrease)
     in comparable sales.......................           0.8%              4.2%           2.2%             (2.4)%             4.7%

DOMESTIC FRANCHISED RESTAURANTS
  Open at beginning  of period.................           654               659            740               772               774
  Opened or acquired...........................            30               117             60                51                77
  Closed.......................................           (28)              (33)           (28)              (41)              (20)
  Acquired from Company........................             3                 -              -                 1                 2
  Sold to Company..............................             -                (3)             -                (9)               (3)
                                                 ------------       -----------      ---------        ----------       -----------
  Open at end of period........................           659               740            772               774               830
                                                 ------------       -----------      ---------        ----------       -----------

  Net sales (in thousands).....................  $    484,589       $   526,464      $ 566,526        $  584,598       $   630,466

  Percentage increase in comparable sales......             0%              1.2%           0.9%              1.4%              3.4%

INTERNATIONAL FRANCHISED RESTAURANTS
  Open at beginning of period..................            38                45             54                75               127
  Opened or acquired...........................             9                11             39                58                59
  Closed.......................................            (2)               (2)           (18)               (6)               (4)
                                                 ------------       -----------      ---------        ----------       -----------
  Open at end of period........................            45                54             75               127               182
                                                 ------------       -----------      ---------        ----------       -----------

  Net sales (in thousands).....................  $     32,662       $    35,726      $  50,628        $   85,365       $   125,454

  Percentage increase/(decrease)
     in comparable sales.......................         (10.3)%            (2.2)%         11.6%              4.3%              1.3%

Total Company and franchised
  restaurants open at end of period............           814               907            964             1,021             1,131
                                                 ============       ===========      =========        ==========       ===========

     CHURCHS CHICKEN. Churchs Chicken, founded in San Antonio, Texas in 1952, is one of the United States' oldest QSR chains and has approximately 1,350 restaurants worldwide, making Churchs the second largest quick-service chicken restaurant chain, in terms of number of outlets. Churchs restaurants focus on serving traditional Southern fried chicken in a simple, no frills restaurant setting. Churchs menu items also include other Southern specialties including fried okra, coleslaw, mashed potatoes and gravy, corn on the cob and honey butter biscuits. Churchs is positioned as a value-oriented brand, providing simple, traditional meals to price conscious consumers. Churchs restaurants are traditionally found in urban areas where the reputation of a "neighborhood" restaurant has been established. With its small footprint and a simple operating system, Churchs is rapidly expanding into non-traditional formats such as convenience stores, grocery stores and co-branding locations. Internationally, Churchs has been very popular in the Far East, operating under the brand name Texas Chicken(TM).

     The following table sets forth selected restaurant data regarding Churchs Company-operated and franchised restaurants.

                                                                                 Year Ended
                                                -------------------------------------------------------------------------------
                                                 December 26,    December 25,    December 31,    December 29,     December 28,
                                                     1993            1994            1995            1996             1997
                                                -------------    ------------    ------------    -------------    -------------
Total Company and franchised restaurants
  open at beginning of period.................         1,078           1,078           1,165            1,219            1,257
                                                -------------    ------------    ------------    -------------    -------------

COMPANY RESTAURANTS:
  Open at beginning of period.................           608             605             604              589              622
  Opened or acquired..........................             1               4               2                -               75
  Closed......................................            (1)             (2)             (9)             (13)              (1)
  Sold to franchisees.........................            (6)             (4)             (8)             (10)            (148)
  Acquired from franchisees...................             3               1               -               56                0
                                                -------------    ------------    ------------    -------------    -------------
  Open at end of period.......................           605             604             589              622              480
                                                -------------    ------------    ------------    -------------    -------------

  Net Sales (in thousands)....................  $    295,608     $   314,165     $   333,021     $    338,135      $   306,176

  Percentage increase in comparable sales.....           4.6 %           6.2 %           5.6 %            4.3 %            5.2 %

DOMESTIC FRANCHISED RESTAURANTS
  Open at beginning of period.................           336             327             333              364              367
  Opened or acquired..........................            11              23              27               76               93
  Closed......................................           (23)            (20)             (4)             (27)            (186)
  Acquired from Company.......................             6               4               8               10              148
  Sold to Company.............................            (3)             (1)              -              (56)               0
                                                -------------    ------------    ------------    -------------    -------------
  Open at end of period.......................           327             333             364              367              590
                                                -------------    ------------    ------------    -------------    -------------

  Net sales (in thousands)....................  $    144,611     $   150,844     $   167,953     $    187,512     $    268,179

  Percentage increase in comparable sales.....           3.3 %           2.8 %           2.5 %            5.1 %            2.9 %

INTERNATIONAL FRANCHISED RESTAURANTS
  Open at beginning of period.................           134             146             228              266              268
  Opened or acquired..........................            14              87              52               41               32
  Closed......................................            (2)             (5)            (14)             (39)             (14)
                                                -------------    ------------    ------------    -------------    -------------
  Open at end of period.......................           146             228             266              268              286
                                                -------------    ------------    ------------    -------------    -------------

  Net sales (in thousands)....................  $    112,410     $   125,252     $   146,772     $    150,349     $    149,633

  Percentage increase/(decrease)
    in comparable sales.......................          (4.4)%           3.4 %           0.9 %           (2.1)%            2.6 %

Total Company and franchised
  restaurants open at end of period...........         1,078           1,165           1,219            1,257            1,356
                                                =============    ============    ============    =============    =============

     CHESAPEAKE. On May 5, 1997, the Company acquired all of the intangible assets of the franchise business of Chesapeake from The American Bagel Company. Located primarily in Washington, D.C., Maryland and Virginia, Chesapeake currently franchises 154 bagel restaurants and has development agreements for over 200 additional restaurants, of which approximately 20 restaurants are expected to open in 1998. In 1997, Chesapeake was the fourth largest bagel company in the world and the world's largest "made from scratch" bagel company. "Made from scratch" means that the bagels are prepared fresh at each location each day. Chesapeake restaurants offer a variety of freshly made items, including a wide assortment of bagels and other baked goods, sandwiches, salads, fountain drinks and specialty coffees. Several of the restaurants have viewing areas that allow customers to experience the bagel making process. The acquisition of Chesapeake gives the Company a presence in the growing bagel segment of the QSR industry, provides a platform to expand into the growing bakery cafe segment and diversifies its current brand portfolio, supporting the Company's Franchisor of Choice(TM) global strategy.

MANUFACTURING OPERATIONS

     ULTRAFRYER SYSTEMS. The Company's Ultrafryer Systems ("Ultrafryer") division (f.k.a. Far West Products) is a manufacturer of restaurant equipment and is located in San Antonio, Texas. Ultrafryer's focus is to provide equipment for Company-operated and franchised Popeyes and Churchs restaurants domestically and internationally, as well as other QSR customers. Ultrafryer's main product is the Ultrafryer(TM) gas fryer.

SITE SELECTION

     The Company has an extensive domestic site selection process for the establishment of new Popeyes, Churchs and Chesapeake restaurant locations, commencing with an overall market plan for each intended area of development compiled by the Company and the relevant area developer, if any. This market plan divides each such area into trading areas based on a detailed computer analysis taking into account such factors as competitor locations, locations of shopping centers and other commercial draws, natural and other boundaries, residential and workplace populations and customer profile information that measures propensities and demand for various restaurant segments as well as for individual brands. Once a market plan is established for a particular area, local real estate managers of the Company or area developers together with local real estate brokers focus on the most desirable sites in each designated trade area, taking into account such factors as visibility, ready accessibility (particularly for evening drive-time traffic), parking, signage and adaptability of any current structure, as well as a determination of the availability of the site and the costs relating thereto. A thorough analysis of each site, including the foregoing types of information, photographs of the site and neighboring area, and a proposed layout and site elevations, as well as other materials, must be submitted to the Company for approval. In addition, leases must contain certain terms and provisions and are subject to the approval of the Company. The Company emphasizes free-standing pad sites and end-cap locations with ample parking and easy dinner-time access from high traffic roads. Highly visible signage consistent with trade dress and local laws and regulations is also aggressively pursued.

     The Company's involvement in the international site selection process is less significant due to the relative size and sophistication of the Company's international franchisees, who independently conduct extensive site investigations. International sites are often located in highly concentrated urban areas and are built with a multi-floor layout to accommodate the higher percentage of dine-in customers.

FRANCHISE DEVELOPMENT

     The Company's global strategy includes the opening of substantially all new restaurants through franchising additional restaurants to new and existing franchisees. The Company enjoys strong relationships with its franchisees as a result of its ongoing efforts to (i) develop Popeyes and Churchs globally and Chesapeake in the U.S. by investing capital to re-image and renovate Company-operated restaurants in each of the systems, (ii) provide strong operational, marketing and technological support to franchisees, (iii) deliver operating efficiencies and economies of scale to its franchisees and (iv) promote the expansion of points of distribution to non-traditional formats and new markets for existing brands, and by acquiring and franchising high value/high growth branded concepts.

     DOMESTIC DEVELOPMENT AGREEMENTS. Domestic development agreements provide for the development of a specified number of restaurants within a defined domestic geographic territory in accordance with a schedule of restaurant opening dates. Development schedules generally cover three to five years and typically have benchmarks for the number of restaurants to be opened and in operation at six- to twelve-month intervals. Area developers currently pay a development fee of $10,000 for the first restaurant to be developed and $5,000 for each additional restaurant to be developed under the same development agreement. Such development fees are non-refundable and paid when the area development agreement is executed. The Company currently offers exclusive and non-exclusive development agreements. Under exclusive development agreements, developers are granted a geographic area (the "Development Area") to develop a Popeyes, Churchs or Chesapeake restaurant within which the Company agrees to neither open nor grant the right to open to anyone other than the developer another Popeyes, Churchs or Chesapeake restaurant (as the case may be) until 60 days after the expiration of the development schedule set out in the development agreement subject, to the other terms of such agreement. The Development Area generally does not include military bases, public transportation facilities, toll road plazas, universities, recreational theme parks and the interior structural confines of shopping malls, even though such facilities may be located within a given Development Area. If a developer fails to comply with the development schedule contained in its development agreement, or otherwise defaults under the development agreement or under any other agreement with the Company, the Company may, among other things (i) terminate or reduce the territorial exclusivity in the Development Area or reduce the size of the Development Area, (ii) terminate the development agreement, (iii) reduce the number of restaurants that the developer can develop under the development agreement, (iv) accelerate the development schedule, (v) withhold site approval or (vi) refuse to permit the opening of restaurants under construction. Under non-exclusive development agreements, the developer is not afforded any territorial exclusivity and the Company reserves the right to establish or franchise any restaurants in proximity to the development territory described under such agreement.

     INTERNATIONAL DEVELOPMENT AGREEMENTS. The Company enters into development agreements with qualifying parties to develop Popeyes or Churchs franchised restaurants in jurisdictions outside of the United States ("International Development Rights"). International Development Rights may include one or more countries or limited geographic areas within a particular country. The terms of the development agreements for International Development Rights are, in most respects, similar to domestic development agreements. International development agreements also require the payment of a non-refundable "territorial fee" for granting development rights in the new country as well as a pre-payment of a portion of the franchise fee for each franchised restaurant to be developed under the agreement. International development agreements also include additional provisions necessary to address the multi-national nature of the transaction (including foreign currency exchange, taxation matters and international dispute resolution provisions) and are also subject to modifications necessary to comply with the requirements of applicable local laws, such as laws relating to technology transfers, export/import matters and franchising.

     FRANCHISE AGREEMENTS. Once a site has been approved by the Company and the property has been acquired by the developer either by purchase or lease, the Company and the area developer enter into a franchise agreement under which the area developer becomes the franchisee for the specific restaurant to be developed at such site. Current franchise agreements typically provide for payment of a franchise fee of $15,000 per restaurant. Franchise fees for mass merchandise locations (including department stores and supermarkets) are generally $10,000 for the first location and $5,000 for each additional mass merchandise location under the same development agreement. In addition, the Popeyes and Churchs franchise agreements require franchisees to pay a 5% royalty on net restaurant sales and a 3% (with respect to Popeyes) and 4% (with respect to Churchs) national advertising fund contribution (reduced to a maximum of 1% if a local advertising co-operative is formed). The Chesapeake franchise agreements require franchisees to pay a 4% royalty on net restaurant sales and a 2% national advertising fund contribution. Certain of the Company's older franchise and area development agreements provide for lower royalties and reduced franchise and area development fees. Such older forms of agreements constitute a decreasing percentage of all franchise agreements.

     The Company now offers franchise agreements which provide for an area of limited exclusivity (the "Protected Area") surrounding the Popeyes, Churchs and Chesapeake franchise in which the Company may neither develop nor grant to others the right to develop another Popeyes, Churchs or Chesapeake restaurant (as the case may be), except that the Company generally excepts from such Protected Area certain specified locations. The Protected Area generally consists of an area equal to the lesser of (i) a one-mile radius from the franchised restaurant or (ii) an area surrounding the franchised restaurant, encompassing a population (residential and/or daytime commercial) of 50,000 people. The Protected Area does not include (i) enclosed shopping malls, (ii) existing franchised restaurants and/or franchised restaurants for which franchise agreements were previously granted or (iii) alternative venues, including transportation facilities, toll roads and major thoroughfares, educational facilities, institutional dining facilities, governmental facilities, military bases, amusement parks and other locations, even though such facilities may be located within the Protected Area.

     All of the Company's franchise agreements require that each restaurant operates in accordance with the operating procedures, adheres to the menu established by the Company and meets applicable quality, service and cleanliness standards. The Company may terminate the franchise rights of any franchisee who does not comply with such standards. The Company is specifically authorized to take accelerated action if any franchised restaurant presents a health risk. The Company believes that maintaining superior food quality, a clean and pleasant environment and excellent customer service are critical to the reputation and success of the Popeyes, Churchs and Chesapeake systems and it intends to aggressively enforce applicable contractual requirements. Franchisees may contest such terminations.

     The terms of international franchise agreements are substantially similar to domestic franchise agreements, except that such agreements may be modified to reflect the multi-national nature of the transaction and to comply with the requirements of applicable local laws. In addition, royalty rates may differ from domestic franchise agreements due to the relative size and sophistication of international franchisees. The international developer is required to partially pre-pay a franchise fee (typically $20,000) at the time the development agreement is entered into, along with a development fee (usually $5,000 to $10,000 for each development commitment).

     TURNKEY DEVELOPMENT. In order to expedite development of domestic franchised restaurants, the Company may build restaurants in certain markets, which will be subsequently sold to qualifying franchisees as franchised restaurants ("Turnkey Units"). In 1997, the Company entered into an agreement with Banco Popular De Puerto Rico to provide up to $15 million in revolving construction financing to AFC and permanent financing to qualifying franchisees for these Turnkey units. The Company expects to have up to 30 sites in various stages of development during 1998 under the Turnkey Program.

MARKETING AND COMMUNITY ACTIVITY

     Popeyes, Churchs and Chesapeake products are marketed to their respective customer bases using a three-tiered marketing strategy. First, electronic media (local TV and radio) create awareness for the products and spark consumer interest in particular product offerings. Second, print media (newspaper ads, free-standing inserts and direct mail) generate trial by offering a purchase incentive--often a coupon--to buy a new product or promotional item. Finally, signage and point-of-purchase materials at Popeyes, Churchs and Chesapeake restaurants support the promotional activity. Each of Popeyes, Churchs and Chesapeake offer consumers a new program each month to maintain consumer product interest. New product introductions and "limited time only" promotional items also play major sales building roles and create regular repeat customers.

     Both franchised and Company-operated Popeyes, Churchs and Chesapeake restaurants contribute to a national advertising fund to pay for the development of marketing materials and to a local advertising fund to support programs in their local markets. For the fiscal year ended December 28, 1997, the Company contributed approximately $20.1 million to the Popeyes, Churchs and Chesapeake advertising funds.

     AFC is also heavily involved in community activities and support programs that often have an educational theme. Through The AFC Foundation, Inc., a non-profit foundation, the Company has agreed to sponsor and help construct 200 homes worldwide through Habitat For Humanity, a non-profit sponsor of housing construction for the poor. In addition, the Company supports the United Negro College Fund and the Hispanic Association of Colleges and Universities with promotional fund raisers. Both brands also sponsor Adopt-A-School programs.

COMPETITION

     The QSR industry is intensely competitive with respect to price, customer service, concept, location, convenience and food quality. The industry is mature and competition can be expected to increase. In addition, there are many well established food service competitors with substantially greater financial and other resources than the Company. Franchised and Company-operated restaurants compete with a number of national and regional restaurant chains, as well as with locally-owned restaurants offering low-priced and medium-priced foods. Convenience stores, grocery stores, delicatessens, food counters, cafeterias and other purveyors of moderately priced and quickly prepared foods also compete with the Company. The Company's primary competitor in the quick-service chicken restaurant market is KFC, which has a majority of the quick-service chicken restaurant market. The Company's next largest competitors in the quick-service chicken restaurant market are a number of regional chicken restaurant chains. From recently gathered industry data, management believes that Company sales are over five times the sales of the Company's next largest chicken QSR competitor. Other QSR competitors include hamburger, pizza, sandwich and Chinese food QSRs, other purveyors of carry-out food and convenience dining establishments, including national restaurant chains.

     The Company believes that product quality, taste, name recognition, convenience of location, speed of service, menu variety, price and ambiance are the most important competitive factors in the QSR industry and that its restaurants effectively compete in such categories. The Company regularly monitors its competitors' prices and adjusts its prices and marketing strategy in light of existing conditions.

MANAGEMENT INFORMATION SYSTEMS

     In 1994, the Company entered into a ten-year outsourcing agreement with IBM Global Services, a division of IBM ("IGS"). Under this agreement, IGS is in the process of customizing the Company's management information systems. Typically not affordable by smaller quick-service restaurant chains, the IGS management information system provides the Company with the ability to quickly capitalize on restaurant sales enhancement and profit opportunities. The Company utilizes its management information systems to (i) minimize waste and control labor costs, (ii) efficiently schedule labor, (iii) effectively manage inventory and
(iv) analyze product mix and various promotional programs using point-of-sale information. The IGS agreement allowed the Company to complete the implementation of a new point-of-sale FasFax(TM) system in each of its Company-operated restaurants in July 1997. This touch-screen cash register system allows for a significant increase of timely information on customer trends, sales mix, inventory management and product pricing. The Company intends to demonstrate to new and existing franchisees the efficiencies afforded by the FasFax(TM) system and other new technologies. Management believes that the IGS agreement has provided the Company with a number of additional opportunities to improve operational efficiencies. In that regard, the Company will continue to implement a "back office" automation system to better control food and labor costs. In 1998, management intends to launch AFC Online, an intranet for franchisees that will provide operational support, a restaurant development roadmap, a business planning template, marketing information and certain other relevant information on a 24 hours a day, seven days a week basis. Finally, the IGS agreement has allowed the Company's numerous departments to join a common computer network using a common infrastructure. See Notes 9 and 14 to the Company's Consolidated Financial Statements.

YEAR 2000 ISSUES

     In the process of customizing the Company's management information systems, the Company established procedures to ensure that its new systems were year 2000 compliant. In addition, during 1997 the Company formalized a plan to analyze all of its financial and operating computer systems to ensure any corrective action necessary to eliminate problems before the beginning of the year 2000. This plan includes analyses of existing systems, new systems to be implemented in 1998 and 1999, systems used by its vendors and customers that are needed for the proper functioning of the Company's systems and all other known Company processes that use computer systems to function.

While the analysis phase of the plan has not been completed as of December 28, 1997, the Company believes that, with the completion of its system upgrades, a significant portion of the potential year 2000 issues will be resolved. Although the analysis is not yet complete, the Company believes that the cost, if any, to make other systems year 2000 compliant will not be material to its results of operations.

SUPPLIERS

     Franchisees are generally required to purchase all ingredients, products, materials, supplies, and other items necessary in the operation of their businesses solely from suppliers who (i) demonstrate, to the continuing satisfaction of the Company, the ability to meet the Company's standards and specifications for such items, (ii) possess adequate quality controls and capacity to supply franchisees' needs promptly and reliably and (iii) have been approved in writing by the Company. Notwithstanding the above, Company-operated restaurants are obligated by various agreements to serve certain Coca-Cola(R) or Dr Pepper(R) beverages exclusively. The Company also has an agreement with Diversified Foods and Seasonings, Inc. ("Diversified"), which terminates in March 2029, under which the Company is required to purchase certain proprietary products made exclusively by Diversified. Moreover, Diversified is the sole supplier of certain proprietary products for the Popeyes system. Diversified sells only to Company approved distributors who in turn sell to franchised and Company-operated restaurants. In the fiscal year ended December 28, 1997, the Popeyes system purchased approximately $32.2 million of proprietary products made by Diversified. The Company recently settled an action brought by Diversified relating to the Diversified supply agreement. See "Item 3. Legal Proceedings". The Popeyes and Churchs systems purchase fresh chicken from 14 suppliers from 33 plant locations.

    Supplies are generally provided to franchised and Company-operated restaurants in the Popeyes and Churchs systems pursuant to supply agreements negotiated by Popeyes Operators Purchasing Cooperative Association, Inc. ("POPCA") and Churchs Operators Purchasing Association, Inc. ("COPA"), respectively, each a not-for-profit corporation that was created for the purpose of consolidating the collective purchasing power of the franchised and Company-operated restaurants and negotiating favorable terms therefor. COPA also purchases certain ingredients and supplies for Chesapeake franchised and Company-operated restaurants in order to further leverage the collective buying power of AFC. The purchasing cooperatives are not obligated to purchase, and do not bind their members to commitments to purchase, any supplies. Membership in each cooperative is open to all franchisees. Since 1995, the Company's franchise agreements have required that each franchisee joins its respective purchasing cooperative as a member. All Company-operated Popeyes and Churchs restaurants are members of POPCA or COPA, as the case may be. Substantially all of the Company's domestic franchisees participate in POPCA or COPA.

TRADEMARKS AND LICENSES

     The Company owns a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including the marks Popeyes(R), Churchs(R), Popeyes Chicken and Biscuits(R), Chesapeake Bagel Bakery(R) and each brand's logo utilized by the Company and its franchisees in virtually all Popeyes, Churchs and Chesapeake restaurants domestically. The Company also has trademark applications pending for a number of additional marks, including Gotta Love It(TM), Day of Dreams(TM) and Franchisor of Choice(TM). In addition, the Company has registered or made application to register the marks (or, in certain cases, the marks in connection with additional words or graphics) in approximately 100 foreign countries, although there can be no assurance that any mark is registrable in every country registration is sought. The Company considers its intellectual property rights to be important to its business and actively defends and enforces them.

     FORMULA AGREEMENT. The Company has a formula licensing agreement, as amended (the "Formula Agreement"), with Alvin C. Copeland ("Copeland"), the former owner of the Popeyes and Churchs restaurant systems, and Diversified, which calls for the worldwide exclusive licensing to the Popeyes system of the spicy fried chicken formula and certain other ingredients used in Popeyes products. The Company recently settled an action brought by Copeland and Diversified in connection with the Formula Agreement. See "Item 3. Legal Proceedings". The Formula Agreement provides for monthly royalty payments of $237,500 until April 1999, and, thereafter, monthly royalty payments of $254,166 until March 2029.

     KING FEATURES AGREEMENTS. The Company currently has a number of domestic and international agreements with The Hearst Corporation, King Features Syndicate Division ("King Features") under which the Company has the exclusive license to use the image and likeness of the cartoon character "Popeye" (and certain companion characters such as "Olive Oyl") in connection with the operation of franchised and Company-operated Popeyes restaurants worldwide. Under the current agreements, the Company is obligated to pay to King Features a royalty of 0.1% of the first $1 billion of Popeyes systemwide sales and 0.05% for the next $2 billion of such sales. The King Features agreements automatically renew annually.

ACQUISITION STRATEGY

     One of the Company's core strategies is to grow through the acquisition of additional high value/high growth franchiseable concepts, leveraging the implementation of such concepts over its existing franchise system infrastructure. In that regard, the 1997 Credit Facility (see Note 8 in the footnotes to the Consolidated Financial Statements) includes a $100 million Acquisition Facility. To implement this strategy successfully, the Company will be dependent on its ability to identify and acquire such concepts and to successfully integrate the operation of such concepts into the Company. There can be no assurance that the Company will be able to identify appropriate concepts or that such concepts will be available on terms and at prices that will be attractive and profitable to the Company.

EXPANSION; DEPENDENCE ON FRANCHISEES AND DEVELOPERS

     The Company's global strategy will depend heavily on growing its franchise operations. At December 28, 1997, the Company franchised 1,574 Popeyes, Churchs and Chesapeake restaurants domestically and 468 Popeyes and Churchs restaurants internationally. The Company's success is dependent upon its franchisees and the manner in which they develop and operate Popeyes, Churchs and Chesapeake restaurants. As the Company expands it will also need to find new franchisees who are capable of promoting the Company's strategy. The opening and success of franchised restaurants will depend on various other factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company's franchisees and developers, the ability of the Company to manage this anticipated expansion and hire and train personnel, and general economic and business conditions. Not all of the foregoing factors are within the control of the Company or its franchisees or developers.

INTERNATIONAL OPERATIONS

     As of December 28, 1997, the Company franchises 468 restaurants to franchisees in 23 foreign countries and plans to expand its foreign franchising program significantly in the future. There are no Chesapeake operations outside the U.S. The Company does not own any property, operate any restaurants or have equity ownership in any companies that are located in foreign countries. Included in the Company's revenues are foreign franchise royalties and other fees that are based, in part, on sales generated by its foreign franchised restaurants, including a significant number of franchised restaurants in Asia. Therefore, the Company is exposed, to a limited degree, to changes in international economic conditions and currency fluctuations. The Company has not historically and did not at the end of 1997 maintain any hedges against foreign currency fluctuations. Losses recorded by the Company during the past three years related to foreign currency fluctuations have not been material to the Company's results of operations. For fiscal years 1995, 1996 and 1997, royalties and other revenues from foreign franchisees represented 2.2%, 2.4% and 2.4%, respectively, of total revenues of the Company.

FOOD SERVICE INDUSTRY

     Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. Multi-unit food service chains such as Popeyes, Churchs and Chesapeake can also be adversely affected by publicity resulting from food quality, illness, injury or other health concerns or operating issues stemming from just one restaurant or a limited number of restaurants.

Dependence on frequent deliveries of fresh food products also subjects food service businesses such as the Company to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, material changes in, or the Company's or its franchisees' failure to comply with, applicable Federal, state and local government regulations, and such factors as inflation, increased food, labor and employee benefits costs, such as the recent, Federally-mandated increase in the minimum wage, regional weather conditions and the unavailability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.

FLUCTUATIONS IN COST OF CHICKEN

     The Company's and its franchisees' principal raw material is fresh chicken. For both fiscal years ended December 29, 1996 and December 28, 1997, approximately 60% of the Company's restaurant cost of sales were attributable to the purchase of fresh chicken. As a result, the Company is significantly affected by increases in the cost of chicken, which can be affected by, among other factors, the cost of grain and overseas demand for chicken products. Due to extremely competitive conditions in the QSR industry, following increases in raw material costs such as chicken, the Company has generally not raised retail prices sufficiently to pass all such costs on to the consumer. While the Company's purchase agreements with its fresh chicken suppliers generally provide for a "ceiling", or highest price, and a "floor", or lowest price, that the Company will pay for chicken over the contract term, the ceilings are generally set at prices well above the current market price, exposing the Company to a risk of price increases. Additionally, such supply contracts are generally for one to two years, thereby exposing the Company to regular cost increases if the price of fresh chicken continues to rise.

INSURANCE

     The Company carries property, liability, business interruption, crime, and workers' compensation insurance policies, which it believes are customary for businesses of its size and type. Franchisees are also required to maintain certain minimum standards of insurance with insurance companies satisfactory to the Company pursuant to their franchise agreements, including commercial general liability insurance, workers' compensation insurance, all risk property and casualty insurance and automobile insurance. Under the current form of franchise agreement, such insurance must be issued by insurers approved by the Company.

SEASONALITY

     The Company has historically experienced the strongest operating results at Popeyes, Churchs and Chesapeake restaurants during the summer months while operating results have been somewhat lower during the winter season. Certain holidays and inclement winter weather reduce the volume of consumer traffic at quick-service restaurants and may impair the ability of certain restaurants to conduct regular operations for short periods of time.

REGULATION

     The Company is subject to various Federal, state and local laws affecting its business, including various health, sanitation, fire and safety standards. Newly constructed or remodeled restaurants are subject to state and local building code and zoning requirements. In connection with the remodeling and alteration of the Company's restaurants, the Company may be required to expend funds to meet certain Federal, state and local regulations, including regulations requiring that remodeled or altered restaurants be accessible to persons with disabilities. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of new restaurants in particular areas.

     The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's food service personnel are paid at rates related to the Federal minimum wage and increases in the minimum wage, including those recently enacted by the Federal government, have increased the Company's labor costs.

     Certain states and the Federal Trade Commission require franchisors such as the Company to transmit specified disclosure statements to potential franchisees before granting a franchise. Additionally, some states require franchisors to register their franchise with the state before it may offer a franchise. The Company believes that its Uniform Franchise Offering Circulars (together with any applicable state versions or supplements) comply with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises. The Company is also subject to various Federal, local and state laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations as well as other applicable laws and regulations governing its operations.

ENVIRONMENTAL MATTERS

     Approximately 200 of the Company's owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks ("USTs") and some of these properties may currently contain abandoned USTs. As a result of the use of oils and solvents typically associated with automobile repair facilities and gas stations, it is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable Federal and state environmental laws, the Company, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination. As a result, after an analysis of its property portfolio, including testing of soil and groundwater at a representative sample of its facilities, the Company believes it has accrued adequate reserves for environmental remediation liabilities.

While the Company is currently not subject to any administrative or court order requiring remediation at any of its properties, the Company is considering active remediation at a limited number of facilities containing USTs.

EMPLOYEES AND PERSONNEL

     As of December 28, 1997, the Company employed approximately 1,800 full-time salaried employees and approximately 9,600 full-time and part-time hourly employees. Of the Company's full-time salaried employees, 70 are involved in overseeing restaurant operations, 1,300 are involved in the management of individual restaurants and all remaining salaried employees are responsible for corporate administration, franchise administration and business development. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relationship with its employees is good.

ITEM 2.    PROPERTIES

     The Company either owns or leases the land and buildings for its Company-operated restaurants. In addition, in certain circumstances, the Company owns or leases land and buildings which it then leases or subleases to its franchisees and third parties. While the Company expects to continue to lease many of its sites in the future, the Company also may purchase the land and/or buildings for restaurants to the extent acceptable terms are available. The majority of the Company's restaurants are located in retail community shopping centers and freestanding, well-trafficked locations.

     Restaurants leased to the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes, maintenance costs and insurance premiums and, in some cases, to pay percentage rent based on sales in excess of specified amounts. Generally, the Company's leases have initial terms of 20 years with options to renew for two additional five-year periods. Typical leases or subleases by the Company to franchisees are triple net to the franchisee, provide for a minimum rent, based upon prevailing market rental rates, and have a term that usually coincides with the term of the franchise agreement for the location, often being 20 years with renewal options. Such leases are typically cross-defaulted against the corresponding franchise agreement for that site.

     The following table sets forth the locations by state of the Popeyes Company-operated restaurants as of December 28, 1997:

                                                    Land
                                        Land and   and/or
                                        Building  Building
                                         Owned     Leased   Total
                                        --------  --------  -----
     Texas..........................          19        40     59
     Louisiana......................           3        36     39
     Georgia........................           2        19     21
                                              --        --    ---
       Total Popeyes................          24        95    119
                                              ==        ==    ===

     The following table sets forth the locations by state of the Churchs Company-operated restaurants as of December 28, 1997:

                                           Land
                               Land and   and/or
                               Building  Building
                                Owned     Leased   Total
                               --------  --------  -----
     Texas...................    147       99      246
     Georgia.................     32       17       49
     Louisiana...............     21       19       40
     Alabama.................     23       11       34
     Arizona.................     15        9       24
     Florida.................     21        2       23
     Mississippi.............     11        5       16
     Oklahoma................     15        1       16
     Tennessee...............     11        1       12
     New Mexico..............      5        2        7
     Missouri................      6        -        6
     Arkansas................      4        1        5
     Kansas..................      2        -        2
                                 ---      ---      ---
       Total Churchs.........    313      167      480
                                 ===      ===      ===


     The following table sets forth the locations by state of the Chesapeake Company-operated restaurants as of December 28, 1997:

                                                            Land
                                                Land and   and/or
                                                Building  Building
                                                 Owned     Leased   Total
                                                --------  --------  -----
      Georgia...............................           -         1      1
                                                --------  --------  -----
       Total Chesapeake.....................           -         1      1
                                                ========  ========  =====


     The Company's headquarters are located in approximately 102,000 square feet of leased and subleased office space in Atlanta, Georgia. The leased space, covering approximately 87,000 square feet, is subject to extensions through 2013, and the subleased space is subject to extensions through 2003. The company's Popeyes division will be relocating to another facility in Atlanta, Georgia starting July 1, 1998. The Company believes that its existing headquarters provides sufficient space to support its current needs. The Company's accounting and computer facilities and its Ultrafryer Systems manufacturing facilities are located in San Antonio, Texas and are housed in three buildings that are located on approximately 16 acres of land owned by the Company.

     Substantially all of the properties and assets of the Company are pledged as collateral against the Company's bank credit facility (See Note 8 to the Company's Consolidated Financial Statements).

ITEM 3.   LEGAL PROCEEDINGS

     In June 1996, the Company was named as a defendant to a certain lawsuit commenced by Alvin C. Copeland and Diversified against Flavorite Laboratories, Inc. ("Flavorite") alleging misappropriation of certain trade secrets and tortious interference with contractual relations, among other things, with respect to the formula used in the preparation of Popeyes fried chicken products and the supply of certain ingredients used in such products. In June 1997, this lawsuit was settled and, among other things, the parties agreed (a) to extend the term of the existing Diversified supply agreement until March 2029, subject to further renewal, and (b) that the Formula Agreement will be extended through March 2029 at the monthly royalty rate in effect in 1999. See "Item 1.
Business --Suppliers" and "--Trademarks and Licenses".

     In July 1997, CP Partnerships ("CP") filed a complaint against the Company alleging patent infringement regarding the design of the proprietary gas fryer manufactured by its Ultrafryer Systems division. Due to the early stages of this dispute, the ultimate liability, if any, to the Company cannot be quantified. It is management's belief that the final outcome will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     While the Company is party to a number of other pending legal proceedings that have arisen in the ordinary course of its business, management does not believe that the Company is a party to any pending legal proceeding, the resolution of which would have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                   PART II.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

     There is no established public trading market for the common stock of the Company. As of March 15, 1998, the number of record holders of the Company's common stock was 34,448,604.

     The Company has not declared or paid cash dividends to its shareholders. The Company anticipates that all of its earnings in the near future will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its common stock in the foreseeable future. Declaration of dividends on the common stock will depend, among other things, upon levels of indebtedness, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions. The agreements governing the Company's indebtedness contain provisions which restrict the ability of the Company to pay dividends on its common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial information for the Company for the periods and the dates indicated. The balance sheet data and statement of operations data for the years ended December 26, 1993, December 25, 1994, December 31, 1995, December 29, 1996 and December 28, 1997 set forth below have been derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. This selected historical consolidated financial information should be read in conjunction with, and is qualified in its entirety by (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations" and (ii) the audited Consolidated Financial Statements for the Company and the notes thereto, each of which is included elsewhere in this report.

                                                       Year Ended (1)
                             ----------------------------------------------------------------------
                             December 26,  December 25,   December 31,  December 29,   December 28,
                                 1993         1994            1995         1996            1997
                             ------------  ------------   ------------  ------------   ------------
REVENUES:
   Restaurant sales........  $   379,745   $   401,855    $   426,707   $   430,280    $   403,285
   Revenues from
    franchising............       37,198        41,581         47,916        51,336         63,650
   Revenues from
    manufacturing..........        7,718        12,026          9,969        11,431          7,647
   Other revenues..........        9,029         8,252          8,320         8,005          8,766
                             ------------  ------------   ------------  ------------   ------------
    Total revenues.........      433,690       463,714        492,912       501,052        483,348

COSTS AND EXPENSES:
   Restaurant cost of sales      118,997       133,893        139,286       142,199        131,374
   Restaurant operating
    expenses...............      207,303       206,862        215,391       212,579        197,803
   Manufacturing cost of
    sales..................        8,401        11,705          7,273         8,867          5,032
   General and
    administrative.........       65,837        72,249         80,002        77,614         80,485
   Executive compensation
    award (2)..............            -             -         10,647             -              -
   Depreciation and
    amortization...........       24,892        25,438         28,665        30,904         33,803
   Gain on sale of fixed
    assets from
    AFDC transaction.......            -             -              -             -         (5,319)
                             ------------  ------------   ------------  ------------   ------------
      Total costs and
       expenses............      425,430       450,147        481,264       472,163        443,178
                             ------------  ------------   ------------  ------------   ------------

INCOME FROM OPERATIONS.....        8,260        13,567         11,648        28,889         40,170

OTHER EXPENSES:............
   Interest, net...........       19,246        19,172         23,444        15,875         20,645
                             ------------  ------------   ------------  ------------   ------------

NET INCOME (LOSS) BEFORE
 INCOME
   TAXES AND EXTRAORDINARY
    LOSS...................      (10,986)       (5,605)       (11,796)       13,014         19,525
   Income tax (expense)
    benefit................        3,216           553          2,969        (5,163)        (8,525)
                             ------------  ------------   ------------  ------------   ------------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY LOSS.......      (7,770)        (5,052)        (8,827)        7,851         11,000
   Extraordinary loss, net
of taxes (3)...............        (277)             -              -        (4,456)             -
                             ------------  ------------   ------------  ------------   ------------

NET INCOME (LOSS)..........      (8,047)        (5,052)        (8,827)        3,395         11,000

8% Preferred Stock
 dividends.................       4,460          4,467          4,555         1,316              -
10% Preferred Stock
 dividends
 payable in kind...........           -              -              -         3,956          2,240
Accelerated accretion of
 8% Preferred
 Stock discount upon
  retirement...............           -              -              -         8,719              -
Accretion of 8% Preferred
 Stock discount............       1,967          2,250          2,571           813              -
                             ------------  ------------   ------------  ------------   ------------
NET INCOME (LOSS)
 ATTRIBUTABLE
 TO COMMON STOCK...........  $  (14,474)   $   (11,769)   $   (15,953)  $   (11,409)   $     8,760
                             ============  ============   ============  ============   ============

OTHER FINANCIAL DATA:
   EBITDA, as defined (4)..  $   34,731    $    43,435    $    55,342   $    64,866    $    74,017
   EBITDA margin (5).......         8.0%           9.4%          11.2%         12.9%          15.3%

CASH FLOWS PROVIDED BY
 (USED IN):
   Operating activities....      27,011         22,673         28,031        47,801         52,515
   Investing activities....      (9,462)       (11,493)       (20,114)      (29,388)       (35,782)
   Financing activities....     (19,147)       (17,530)       (10,721)      (12,806)        (2,985)
   Cash capital
    expenditures (6)
    Maintenance capital
      expenditures.........  $    6,808    $     5,050    $     5,483   $     6,010    $     7,756
    Re-images and
     renovation............       2,985         10,267         15,502        15,342         13,356
    New restaurant
     development...........       1,831          1,999          2,272         3,215          4,588
    Other..................       5,979          3,496          1,739         9,384         16,436
     Total cash capital
                             ------------  ------------   ------------  ------------   ------------
        expenditures.......  $   17,603    $    20,812    $    24,996   $    33,951    $    42,136

RATIO OF EARNINGS TO FIXED
 CHARGES (7)...............           -              -              -          1.29%          1.64%

BALANCE SHEET DATA:
   Total assets............  $  348,852    $   327,494    $   328,645   $   339,668    $   380,002
   Total debt and capital
    lease
   obligations.............     201,810        193,646        204,025       151,793        243,882
   Mandatorily redeemable
    preferred
   stock...................      41,647         43,897         46,468        59,956              -
   Total shareholders equity
    (deficit)..............       4,591         (6,707)       (21,665)       37,902         48,459

RESTAURANT DATA
 (UNAUDITED) (8):
   Systemwide restaurant
   sales (in thousands):
    Popeyes................  $  601,389    $   649,880    $   710,840   $   762,108    $   853,078
    Churchs................     552,629        590,261        647,746       675,996        723,988
    Chesapeake Bagel.......           -              -              -             -         50,878
                             ------------  ------------   ------------  ------------   ------------
     Total.................  $1,154,018    $ 1,240,141    $ 1,358,586   $ 1,438,104    $ 1,627,944
                             ============  ============   ============  ============   ============

   Systemwide restaurant
    units:
    Popeyes................         814            907            964         1,021          1,131
    Churchs................       1,078          1,165          1,219         1,257          1,356
    Chesapeake Bagel.......           -              -              -             -            155
                             ------------  ------------   ------------  ------------   ------------
     Total.................       1,892          2,072          2,183         2,278          2,642
                             ============  ============   ============  ============   ============

   Systemwide percentage
    change
    in comparable
    restaurant sales(9):
    Popeyes................        (0.4)%          1.4%           1.6%          1.1%           3.3%
    Churchs................         2.4%           4.8%           3.9%          2.8%           3.9%

   Total commitments
    outstanding,
     end of period (10)....         668          1,047          1,083         1,319          1,715

(1) The company has a 52/53-week fiscal year ending on the last Sunday in December which normally consists of 13 four-week periods. The fiscal year ended December 31, 1995 included 53 weeks of operations.

(2) During 1995, the Board of Directors granted a special award of $10.0 million to the CEO of the Company and his designees contingent upon the happening of certain events related to a recapitalization of the Company. See "Item 11. Executive Compensation -- Note (2)". The award became payable at the time of the Recapitalization. This award was paid in 1996 in approximately 3.0 milion shares of the Company's common stock valued at $3.317 per share, the market value of the Company's common stock at the date of issuance. As a result of the Recapitalization, certain senior executive officers became fully vested in certain stock options pursuant to the terms of the 1992 Stock Option Plan resulting in a recognition of $647,000 of compensation expense in 1995.


(3) The extraordinary loss recorded in fiscal years 1993 and 1996 represents the loss associated with the prepayment of certain debt obligations of the company, net of related income tax effects.

(4) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for non-cash items related to gains/losses on asset dispositions and write-downs, compensation expense related to stock option activity (deferred compensation), the executive compensation award (see
     Note 2) and non-cash officer notes receivable items related to the executive compensation award. EBITDA, as defined, should not be construed as a substitute for income from operations or as a better indicator of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles. EBITDA, as defined, is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA, as defined, to be a useful tool for measuring the ability of the Company to service its debt. EBITDA, as defined, is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related Notes to the Consolidated Financial Statements thereto attached.

(5)  EBITDA margin represents EBITDA, as defined, divided by total revenues.

(6) Capital expenditures (excluding expenditures funded through capital leases) have been segregated into the following categories to provide additional information:
     . Maintenance capital expenditures-represents day to day expenditures related to restaurant equipment replacements and general restaurant capital improvements.
     . Re-images and renovation-represents significant restaurant renovations and upgrades pursuant to the Company's re-imaging and renovation activities.
     . New restaurant development-represents new Company-operated restaurant construction and development.
     . Other-represents capital expenditures, at various corporate offices and new restaurant equipment such as fryers and security systems.

(7) The company had a deficiency of earnings to fixed charges for the fiscal years December 26, 1993, December 25, 1994 and December 31, 1995, of approximately $11,128,000, $5,869,000 and $12,284,000, respectively.
     Earnings consist of income (loss) before taxes, plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, amortization of debt issuance cost and debt discount, preferred stock dividend requirements and accretion (including related tax effects), and one-third of rent expense on operating leases considered representative of the interest factor attributable to rent expense.

(8) Represents restaurant sales for all franchised and Company-operated restaurants. Sales information for franchised restaurants is as reported by franchisees or, in some instances, estimated by the Company based on other data, and is unaudited.

(9) Comparable sales figures are not provided for Chesapeake Bagel for the periods presented, since the Company did not acquire the franchise rights until May 1997.

(10) Commitments represent commitments to open franchised restaurants, as set forth in development agreements. On a historical basis, a number of such commitments have not resulted in restaurant openings. There can be no assurance that parties to development agreements will open their respective number of restaurants.

ITEMS 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in any discussion of the Company's expected future performance or operations, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that these will be realized. Such performance could be materially affected by a number of factors, including without limitation those factors set forth in the "Item 1. Business" section in this filing.

ACQUISITIONS AND DIVESTITURES

     AFDC TRANSACTION

     On March 24, 1997 the Company closed a transaction (the "AFDC Transaction") with Atlanta Franchise Development Company ("AFDC") whereby the Company sold the rights to operate 100 previously Company-operated Churchs restaurants in eight domestic markets to AFDC, which is now the Company's largest domestic franchisee. The Company also sold the land, building and equipment for 51 of these restaurants, and it sold the building and equipment and leased the land for 49 of the restaurants to AFDC. The Company received approximately $19.9 million in cash, along with a warrant to acquire, for nominal consideration, a 5.0% equity interest in AFDC. In connection with the AFDC Transaction, AFDC has committed to (i) re-image and renovate all 100 restaurants, (ii) develop 100 additional Churchs restaurants and (iii) install new point-of-sale systems at all of its restaurants. As a result of this transaction, the Company recorded $2.5 million in franchise fees and approximately $5.3 million of gain associated with the sale of the property in the second quarter of 1997. Included in the $19.9 million payment was $1.0 million representing the development fees on the additional 100 Churchs restaurants which will be developed by AFDC over the next ten years. These development fees were deferred and will be taken into income as the restaurants open.

     During 1996, these restaurants contributed $54.4 million in sales and $5.0 million in income to operations to the Company. Based upon 1996 sales figures, the Company would have received approximately $2.4 million in royalty fees and $0.6 million in rental income from AFDC during 1996 had these restaurants been franchised units. The Company's capital expenditures were reduced by approximately $11.0 million in 1997 because the planned re-imaging and renovation of these restaurants will be funded by AFDC. Management believes it is unlikely that the Company will originate another sale of restaurants of this magnitude in the foreseeable future.

     CHESAPEAKE BAGEL ACQUISITION

     On May 5, 1997, the Company acquired the franchise business and rights of Chesapeake Bagel from The American Bagel Company. As a result of this acquisition, the Company became the franchisor of 158 franchised Chesapeake restaurants located primarily in Washington D.C., Maryland and Virginia. The net purchase price of the acquisition was approximately $11.8 million, plus a potential earn out of up to $3.5 million, contingent upon the number of restaurants which open over the next five years out of the existing pool of franchise commitments. Substantially all of the purchase price was allocated to intangible assets including franchise rights and trademarks. Based upon 1996 unaudited financial information received from Chesapeake ,royalty revenue and operating income generated from this acquisition would have been approximately $2.0 million and $0.6 million, respectively, had Chesapeake been owned by the Company in 1996.

     PINETREE FOODS ACQUISITION

     On February 10, 1998 the Company acquired the assets of Pinetree Foods, Inc. ("Pinetree") based in Asheville, North Carolina. The assets of Pinetree included 81 franchised restaurant units located primarily in North Carolina, South Carolina and Georgia. The assets were acquired in cash for a total purchase price of $24.3 million, with a significant portion of the purchase price allocated to an intangible asset - goodwill. The Company borrowed $16.0 million under its $100.0 million acquisition facility in order to complete the transaction. A majority of the restaurant units will be converted from their current franchised brand into Company-operated Popeyes. The remaining restaurant units will be closed. The acquisition will provide Popeyes with an opportunity to grow in geographical areas in which it formerly had little or no presence.

     SEATTLE COFFEE COMPANY ACQUISITION

     On March 18, 1998, the Company acquired all of Seattle Coffee Company's ("SCC") common stock for a purchase price of approximately $70 million plus the assumption of approximately $5 million of debt. The Company paid approximately $41 million in cash funded by its Acquisition Facility (See Note 8 to the consolidated financial statements) and approximately $29 million in AFC common stock. Included in the purchase price is a contingent payment up to $3.8 million, based upon SCC operations achieving a level of earnings, as defined in the agreement, over a 52-week period from October 1, 1997 to September 30, 1998.

     SCC has two wholly-owned operating subsidiaries, Seattle's Best Coffee, Inc. and Torrefazione Italia, Inc. As a result of the merger, AFC will acquire
(i) a coffee roasting and packaging facility, (ii) 58 Company-operated cafes and 10 franchised cafes under the Seattle's Best and Torrefazione Italia brands,
(iii) a wholesale business (including 13 offices) and more than 5,000 wholesale accounts and (iv) a soon-to-be-opened Chicago distribution center.

OPERATING RESULTS

     REVENUES

     The Company's revenues consist primarily of four elements: (i) restaurant sales at Company-operated restaurants, (ii) revenues from franchising, (iii) revenues from manufacturing and (iv) other revenues.

     RESTAURANT SALES. The Company's restaurant sales consist of gross cash register receipts at Company-operated restaurants, net of sales tax.

     REVENUES FROM FRANCHISING. The Company earns franchise revenues through three types of agreements: (i) domestic development agreements, (ii) international development agreements and (iii) franchise agreements. Domestic development fees, international development fees and franchise fees are recorded as deferred revenues when received and are recognized as revenue when the restaurants covered by the fees are opened and/or all material services or conditions relating to the fees have been substantially performed or satisfied by the Company. The Company's standard franchise agreement also includes the payment of a royalty fee based on net restaurant sales of franchisees. The Company benefits from increases in franchised restaurant sales since it collects a percentage of sales as royalties from franchisees. The royalty percentages vary by franchisee, depending on the franchise agreement, with an average royalty of approximately 4.4%. See "Item 1. Business--Franchise Development".

     REVENUES FROM MANUFACTURING. The Company's revenues from manufacturing consist primarily of sales of proprietary fryers and other custom-fabricated restaurant equipment from its manufacturing business to distributors and franchisees.

     OTHER REVENUES. The Company's other revenues consist of net rental income from properties owned and leased by the Company which are leased or subleased to franchisees and third parties and interest income earned on notes receivable from franchisees and third parties.

     OPERATING COSTS AND EXPENSES

     RESTAURANT COST OF SALES. The Company's cost of sales consists of food and paper costs (including napkins, straws, plates, take-out bags and boxes). The primary elements affecting cost of sales are sales volumes and chicken prices. Other factors such as the Company's menu pricing, product mix, the amount of dark meat purchased and promotional activities can also materially affect the level of cost of sales as well as cost of sales as a percentage of restaurant sales. Chicken prices are seasonal and are normally higher during the summer months when demand for chicken is at its peak.

     RESTAURANT OPERATING EXPENSES. Restaurant operating expenses are comprised of personnel expenses, occupancy expenses, marketing expenses and other operating expenses incurred at the restaurant level.

     MANUFACTURING COST OF SALES. Manufacturing cost of sales represent the cost of raw materials and direct labor used to manufacture the restaurant equipment sold to franchisees and third parties and direct manufacturing overhead applied during the manufacturing process.

     GENERAL AND ADMINISTRATIVE. The Company's general and administrative expenses consist of personnel expenses, occupancy expenses and other expenses incurred at the corporate level. Corporate level expenses are primarily incurred at the corporate offices of the Company in Atlanta, Georgia and San Antonio, Texas along with those incurred by field executives located throughout the United States.

     DEPRECIATION AND AMORTIZATION. The Company's depreciation consists of the depreciation of buildings, leasehold improvements and equipment owned by the Company, and amortization consists mainly of the amortization of intangible assets.

RESULTS OF OPERATIONS

     The following table presents selected revenues and expenses as a percentage of total revenues for the Company's audited Consolidated Statements of Operations for the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997.

                       PERCENTAGE RESULTS OF OPERATIONS

                                                            Year Ended (1)
                                      ------------------------------------------------------------
                                      December 31,           December 29,             December 28,
                                          1995                   1996                     1997
                                          ----                   ----                     ----
REVENUES:
 Restaurant sales...................      86.6  %                85.9  %                  83.4  %
 Revenues from franchising..........       9.7                   10.2                     13.2
 Revenues from manufacturing........       2.0                    2.3                      1.6
 Other revenues.....................       1.7                    1.6                      1.8
                                         -------                -------                  -------
  Total revenues....................     100.0  %               100.0  %                 100.0  %
                                         -------                -------                  -------

COSTS AND EXPENSES:
 Restaurant cost of sales (1).......      32.6  %                33.0  %                  32.6  %
 Restaurant operating expenses (1)..      50.5                   49.4                     49.0
 Manufacturing cost of sales (2)....      73.0                   77.2                     65.8
 General and administrative.........      16.2                   15.5                     16.7
 Depreciation and amortization......       5.8                    6.2                      7.0
 Executive compensation award.......       2.2
 Gain on sale of fixed assets from
  AFDC transaction..................         -                      -                     (1.1)
  Total costs and expenses..........      97.6                   94.2                     91.7

Income from operations..............       2.4                    5.8                      8.3

Interest expense, net...............       4.7                    3.2                      4.3

Net income before extraordinary
 loss and taxes.....................      (2.3)                   2.6                      4.0

Income tax expense/(benefit)........      (0.6)                   1.0                      1.8

Net income before
 extraordinary items................      (1.7)  %                1.6  %                   2.2  %

(1) Expressed as a percentage of restaurant sales by Company-operated restaurants.
(2)  Expressed as a percentage of revenues from manufacturing.

                            SELECTED FINANCIAL DATA


     The following table sets forth certain financial information and other restaurant data relating to Company-operated and franchised restaurants (as reported to the Company by franchisees) for the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997:

                                                                                   Year Ended
                                               ---------------------------------------------------------------------------------
                                               December 31,      December 29,     % Change        December 28,         % Change
                                                  1995               1996        1995 - 1996          1997           1996 - 1997
                                               ------------      ------------    -----------      ------------       -----------
                                                                             (dollars in millions)
EBITDA, as defined (1).......................  $      55.3       $      64.9       17.2  %        $      74.0          14.1  %

Capital Expenditures.........................         37.8              46.3       22.3                  62.9          36.0

Restaurant data (unaudited):

Systemwide restaurant sales:
            Popeyes..........................  $     710.8       $     762.1        7.2  %        $     853.0          11.9  %
            Churchs..........................        647.8             676.0        4.4                 724.0           7.1
            Chesapeake.......................          N/A               N/A        N/A                  50.9           N/A
                                               ------------      ------------                     ------------
               Total.........................  $   1,358.6       $   1,438.1        5.9  %        $   1,627.9          13.2  %
                                               ============      ============                     ============

Systemwide restaurant openings:
            Popeyes..........................          105               110       46.8  %                137          24.6  %
            Churchs..........................           81               117       44.4                   132          12.8
            Chesapeake.......................          N/A               N/A        N/A                    27           N/A
                                               ------------      ------------                     ------------
               Total.........................          186               227       22.0  %                296          30.4  %
                                               ============      ============                     ============

Systemwide restaurants open,
            end of period:
            Popeyes..........................          964             1,021        5.9                 1,131          10.8  %
            Churchs..........................        1,219             1,257        3.1                 1,356           7.9
            Chesapeake.......................          N/A               N/A        N/A                   155           N/A
                                               ------------      ------------                     ------------
               Total                                 2,183             2,278        4.4  %              2,642          16.0  %
                                               ============      ============                     ============

Systemwide percentage change in
            comparable restaurant sales(2):..
            Popeyes..........................          1.6%              1.1%                             3.3%
            Churchs..........................          3.9               2.8                              3.9

(1) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for non-cash items related to gains/losses on asset dispositions and write-downs, compensation expense related to stock option activity (deferred compensation), the executive compensation award and non-cash officer notes receivable items related to the executive compensation award.

(2) Comparable sales figures are not provided for Chesapeake for the periods presented, since the Company did not acquire the franchise rights until May 1997.

YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996

Certain items relating to prior periods have been reclassified to conform with current presentation.

     REVENUES

     Total revenues decreased 3.5%, or $17.7 million, during the fiscal year ended December 28, 1997, as compared to the fiscal year ended December 29, 1996.

     RESTAURANT SALES. Restaurant sales decreased 6.3%, or $27.0 million, from the prior year. The decrease was primarily attributable to the sale of the 100 AFDC restaurants. These restaurants reported restaurant sales of $43.4 million during the last three quarters of 1996. The overall sales decrease was partially offset by an increase in comparable sales for the remaining Company-operated restaurants of 5.1% for the year.

     REVENUES FROM FRANCHISING. Revenues from franchising increased $12.3 million or 24.0% from the prior year. Franchise royalty revenue increased $9.4 million or 21.3% and franchise fees increased $2.9 million or 40.3%. The increase in franchise royalty revenue was attributable to several factors, including but not limited to, royalty revenues recorded for 100 restaurants franchised in connection with the AFDC Transaction, royalty revenues recorded for franchised Chesapeake restaurants acquired from The American Bagel Company in 1997, an increase in the number of franchised restaurants and comparable sales increases for domestic and international franchised restaurants. The increase in franchise fees was primarily attributable to franchise fees of $2.5 million recorded in connection with the AFDC Transaction.

     REVENUES FROM MANUFACTURING. Revenues from manufacturing decreased 33.3%, or $3.8 million for the fiscal year ended December 28, 1997, as compared to the fiscal year ended December 29, 1996. The decrease was primarily attributable to a decrease in the sale of smallwares. The Company sold its distribution business during the first half of 1996.

     OPERATING COSTS AND EXPENSES

     RESTAURANT COST OF SALES. Cost of sales for the year decreased 7.6% or $10.8 million from the prior year. The decrease was primarily attributable to a decrease in restaurant sales. Expressed as a percentage of restaurant sales, cost of sales were 32.6% for the fiscal year ended December 28, 1997, compared to 33.0% for the fiscal year ended December 29, 1996. The decrease in the percentage was attributable to (i) small menu price increases taken in late 1996 and early 1997, (ii) usage reductions in paper items and shortening and (iii) favorable pricing on certain non-poultry food items.

     RESTAURANT OPERATING EXPENSES. Restaurant operating expenses for the fiscal year ended December 28, 1997 decreased $14.8 million or 7.0% from the corresponding period in 1996. The decrease in restaurant operating expenses was primarily attributable to the sale of the 100 AFDC restaurants. Restaurant operating expenses as a percentage of restaurant sales were 49.0% for 1997, compared to 49.4% for 1996. Personnel expenses expressed as a percentage of restaurant sales was 28.6% for the 1997 fiscal year, versus 28.3% for the 1996 fiscal year. The increase in personnel costs as a percentage of restaurant sales was primarily due to increases in the minimum wage levels effective October 1, 1996 and September 1, 1997. Marketing expenses expressed as a percentage of restaurant sales was 7.7% for fiscal year 1997, versus 7.8% for fiscal year 1996. The decrease in the percentage was primarily due to lower food discount costs. Other restaurant operating costs expressed as a percentage of sales was 12.7% for the 1997 fiscal year, versus 13.3% for the 1996 fiscal year. The decrease in the percentage was primarily due to decreases in utility costs resulting from the installation of more energy efficient gas fryers in Company-operated restaurants.

     MANUFACTURING COST OF SALES. Manufacturing cost of sales decreased 43.2% or $3.8 million, for the fiscal year ended December 28, 1997, compared to the fiscal year ended December 29, 1996. The decrease was primarily attributable to the decrease in manufacturing revenues during fiscal year 1997 compared to fiscal year 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2.9 million or 3.7% during 1997 compared to the prior year. As a percentage of total revenues, general and administrative expenses increased from 15.5% for fiscal year 1996 to 16.7% for fiscal year 1997. The increase in general and administrative expenses was due to a number of factors including, but not limited to, asset writedowns of software costs, overhead costs associated with the Chesapeake brand, an increase in franchise development marketing costs, costs associated with acquisition activity, costs associated with information technology initiatives, and deferred compensation expenses related to employee stock options. Partially offsetting these increases were decreases in legal/professional fees and insurance costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.9 million or 9.4% from the prior year. Depreciation and amortization as a percentage of total revenues increased from 6.2% to 7.0% from the previous to the current year. The increase was primarily due to fixed asset additions made during this period totaling $62.9 million plus the amortization expense on the intangible asset resulting from the Chesapeake acquisition in 1997. Partially offsetting the increase was a decrease in depreciation expense associated with the sale of 100 restaurants to AFDC. Overall, net fixed assets of $207.8 million at fiscal year ended December 28, 1997 were up 9.8% over net fixed assets of $189.2 million at fiscal year ended December 29, 1996.

     NET INTEREST EXPENSE. Interest expense, net of capitalized interest, for the year ended December 28, 1997 was $20.6 million, compared to $15.9 million for the year ended December 29, 1996. The $4.7 million increase in interest expense was due to higher levels of average debt outstanding and higher effective interest rates during 1997 as compared with the prior year. The increase in average debt outstanding was primarily attributable to the refinancing transaction completed during the second quarter of 1997 (see " -Liquidity"). The refinancing transaction also led to higher effective interest rates during 1997, versus the prior year.

     INCOME TAXES. The Company's effective tax rate for the year ended December 29, 1997 was 43.9%, compared to an effective tax rate of 42.3% (including tax benefits recorded with respect to the extraordinary loss) for the year ended December 28, 1996.

     EXTRAORDINARY LOSS. During the second quarter of 1996 the Company completed a refinancing whereby it sold 21.1 million shares of its common stock for $70.0 million. Proceeds from the sale of stock were used, in part, to retire $65.0 million of the Company's existing debt. As a result, the Company recognized an extraordinary loss on the early retirement of debt (net of income taxes) in the amount of $4.4 million during the fiscal year ended December 29, 1996. Unamortized debt discounts written off in connection with the early retirement of debt totaled $7.1 million.

YEARS ENDED DECEMBER 29, 1996 (52 WEEKS) AND DECEMBER 31, 1995 (53 WEEKS)

Certain items relating to prior periods have been reclassified to conform with current presentation.

     REVENUES

     Total revenues increased 1.6%, or $8.1 million, during the fiscal year ended December 29, 1996, as compared to the fiscal year ended December 31, 1995.

     RESTAURANT SALES. Restaurant sales increased 0.8%, or $3.6 million, from the prior year. The increase in total restaurant sales is attributable to several factors including an increase in comparable sales and an increase in the number of Company-operated restaurants. Comparable sales, computed without regard to the extra week, increased by 2.9% for fiscal year 1996. At December 29, 1996, the Company operated 742 restaurants, compared to a total of 706 restaurants at December 31, 1995. The increase in restaurant sales from 1995 to 1996 was adversely affected by the fact that 1995 had 53 weeks of sales activity, while 1996 had 52 weeks of sales activity.

     REVENUES FROM FRANCHISING. Revenues from franchising increased $3.4 million or 7.1% from the prior year. Franchise royalty revenue increased $2.6 million or 6.3% and franchise fees increased $0.8 million or 12.5%. The increase in franchise royalty revenue was attributable to several factors including an increase in the number of franchised restaurants and a comparable sales increase of 2.3% for domestic franchised restaurants. At December 29, 1996, franchisees operated 1,536 restaurants, compared to 1,477 at December 31, 1995. The increase in franchise fees was primarily attributable to the increase in the number of franchised restaurant openings. Franchised restaurant openings for the fiscal year ended December 29, 1996 totaled 226, compared to franchised restaurant openings for the fiscal year ended December 31, 1995 of 178.

     REVENUES FROM MANUFACTURING. Revenues from manufacturing increased 14.0%, or $1.4 million, for the fiscal year ended December 29, 1996 compared to the fiscal year ended December 31, 1995. The increase in revenues is primarily attributable to an increase in sales of proprietary fryers to franchised restaurants and others in the QSR industry. This increase was partially offset by a decrease in sales of smallwares. The Company sold its distribution business during the first half of 1996.

     OPERATING COSTS AND EXPENSES

     RESTAURANT COST OF SALES. Cost of sales increased 2.1% or $2.9 million from the prior year, primarily due to higher restaurant sales and higher chicken prices. The Company's chicken prices per pound averaged $0.551 during fiscal year 1995, while the price paid by the Company during fiscal 1996 averaged $.603 per pound. Expressed as a percentage of restaurant sales, cost of sales were 33.0% for the year ended December 29, 1996 and 32.6% for the year ended December 31, 1995.

     RESTAURANT OPERATING EXPENSES. Restaurant operating expenses decreased $2.8 million or 1.3% from the corresponding period in 1995. Restaurant operating expenses as a percentage of restaurant sales were 49.4% for fiscal year 1996, compared to 50.5% for fiscal year 1995. Personnel expenses were down $2.7 million or 2.2% from the prior year. Personnel expenses expressed as a percentage of restaurant sales was 28.3% for the year ended December 29, 1996 and 29.1% for the year ended December 31, 1995. The decrease in personnel expenses was primarily due to reductions in medical insurance and workers' compensation costs. Management implemented a number of changes to the Company's insurance programs during 1995 and 1996, which resulted in a decrease in insurance claims and premiums during 1996. Partially offsetting this decrease was an increase in personnel expenses due to the increase in minimum wage levels. Marketing expenses were up $1.6 million or 5.0% over the prior year, primarily due to an increase in food discount promotions used during 1996 to stimulate sales. Other restaurant operating costs were down $1.7 million or 2.9% from the prior year. The decrease was primarily attributable to a decrease in insurance expense from fiscal year 1996 to fiscal year 1997.

     MANUFACTURING COST OF SALES. Manufacturing cost of sales increased 20.5%, or $1.5 million, for the year ended December 29, 1996 compared to the year ended December 31, 1995. The increase is primarily attributable to the increase in revenues from manufacturing during 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses, including the executive compensation award, decreased $13.0 million or 14.4% during fiscal year 1996 compared to fiscal year 1995. As a percentage of total revenues, general and administrative expenses decreased from 18.4% for the fiscal year 1995 to 15.5% for the fiscal year 1996. The decrease was a result of a one-time non-cash charge recorded during fiscal year 1995, as well as reductions in medical insurance costs and information technology costs. In 1995, the Company recorded a one-time charge related to a special compensation award of $10.0 million payable in cash or common stock, at the election of the recipient, to the senior management group of the Company in recognition of exemplary performance provided to the Company since 1992. Medical insurance costs in 1996 were $1.0 million less than the prior year due to reductions in medical claims and premiums paid as a result of a new medical insurance program put in place during late 1995. Operating expenses related to the management information systems contract with IBM Global Services, a division of IBM ("IGS") decreased $2.0 million in 1996 compared to 1995, as old management information systems were replaced by more efficient new systems. Operating expenses under the information technology contract are scheduled to decline as new equipment and systems are installed.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.2 million or 7.7% from the prior year. Depreciation and amortization as a percentage of total revenues increased from 5.8% to 6.2% from the fiscal year ended December 31, 1995 to the fiscal year ended December 29, 1996. The increase is primarily due to an increase in depreciation, driven by fixed asset additions made during 1996 totaling $46.4 million. Net fixed assets at December 29, 1996 totaled $189.2 million, which was 8.7% greater than net fixed assets at December 31, 1995 of $174.1 million.

    NET INTEREST EXPENSE. Interest expense, net of capitalized interest, for the fiscal year ended December 29, 1996 was $15.9 million, compared to $23.4 million for the fiscal year ended December 31, 1995. The decrease was primarily attributable to the recapitalization that occurred during the second quarter of 1996. As a result of the recapitalization, the Company retired approximately $65.0 million of its long-term debt during 1996.

     INCOME TAXES. The Company's effective tax rate (including tax benefits recorded with respect to the extraordinary loss) for fiscal year ended December 29, 1996 was 42.3%, compared to (25.2)% for fiscal year ended December 31, 1995. A reconciliation of the Federal statutory rate to the Company's effective tax rate began with a federal tax expense rate of 34.0% for fiscal year 1996 and a federal tax benefit rate of (34.0)% for fiscal year 1995. Other tax rate adjustments (including nondeductible expenses and state/foreign tax expenses) used in the tax rate reconciliation totaled 8.3% and 8.8% for fiscal years 1996 and 1995, respectively.

     EXTRAORDINARY LOSS. During the second quarter of 1996 the Company completed a refinancing whereby it sold 21.1 million shares of its common stock for $70.0 million. Proceeds from the sale of stock were used, in part, to retire $65.0 million of the Company's existing debt. As a result, the Company recognized an extraordinary loss on the early retirement of debt (net of income taxes) in the amount of $4.4 million during the fiscal year ended December 29, 1996. Unamortized debt discounts written off in connection with the early retirement of debt totaled $7.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

     The Company has financed its business activities primarily with funds generated from operating activities, proceeds from the sale of shares of common stock, proceeds from long-term debt and a revolving line of credit and proceeds from the sale of certain Company-operated restaurants.

     Available cash and cash equivalents, net of bank overdrafts, as of December 28, 1997 was $23.2 million, compared to $8.4 million and $5.5 million at December 29, 1996 and December 31, 1995, respectively. Net cash provided by operating activities for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995 was $52.5 million, $47.8 million and $28.0 million, respectively. Increases in net cash provided by operating activities for the above periods were primarily attributable to increases in income from operations.

     The Company's working capital deficit as of December 28, 1997, December 29, 1996 and December 31, 1995 was approximately $17.8 million, $29.5 million and $26.6 million, respectively. Both the increase in available cash and cash equivalents, net of bank overdrafts and the decrease in working capital deficits from December 29, 1996 to December 28, 1997 were primarily due to net proceeds received in the debt refinancing transaction.

     In May 1997, the Company completed a debt offering of $175.0 million of Senior Subordinated Notes (the "Notes"). The proceeds from the Notes were used, in part, to repay the existing balances under the Company's previous credit facilities, repay and retire the Company's 10% Preferred Stock and repay certain capital lease obligations. In connection with this debt offering, the Company also entered into a new $175.0 million Senior Secured Credit Facility whereby the Company was provided with a $50.0 million term loan, a $25.0 million revolving credit facility and a $100.0 million facility to be used for future acquisitions. Under the terms of the revolving credit facility, the Company may borrow and obtain letters of credit up to an aggregate of $25.0 million. At December 28, 1997, the Company had $13.1 million in outstanding letters of credit and $11.9 million available for short-term borrowings under the revolving credit facility. Also at December 28, 1997, $100.0 million was available for borrowings under the acquisition facility.

     In August 1997, the $175.0 million of the Notes referred to above were exchanged for $175.0 million of publicly registered 10.25% Senior Subordinated Notes and contain substantially the same provisions as the Notes.

     In August 1997, the Company secured a revolving line of credit of up to $15.0 million to provide financing for the Company's Turnkey Development Program. See

"Item 1. Business -- Turnkey Development". Upon meeting certain conditions, the financing agreement has a provision in which the revolving line of credit can be converted into a four-year term loan beginning in February 1999. The agreement also provides for permanent financing in the event a Turnkey unit is sold to a franchisee. As of December 28, 1997, the Company had not drawn any funds against the revolving line of credit. The Company expects to have up to 30 sites in various stages of development during 1998 under the Turnkey Program. Based upon its estimates of the costs associated with developing Turnkey Program properties, the Company believes that resources provided from operating activities in addition to those provided by the revolving line of credit will be adequate to finance the ongoing Turnkey Program in the near term. As restaurants are completed, the Company intends to sell the properties to franchisees and use the proceeds to reduce the outstanding balance on the revolving line of credit. However, there can be no assurance that the Company will be able to sell properties developed under the Turnkey Program. The Company intends to operate completed Turnkey units until the time they are sold. If not sold, the Turnkey units will become Company-operated restaurants. The Company believes that proceeds from the sales of the properties as they are developed over time should be adequate to finance the Turnkey Program over time.

     On February 10, 1998 the Company acquired the assets of Pinetree Foods, Inc. ("Pinetree") based in Asheville, North Carolina. The assets of Pinetree included 81 franchised restaurant units located primarily in North Carolina, South Carolina and Georgia. The assets were acquired in cash for a total purchase price of $24.3 million. The Company borrowed $16.0 million under its $100.0 million acquisition facility in order to complete the transaction.

     On March 18, 1998, the Company acquired all of Seattle Coffee Company's ("SCC") common stock for a purchase price of approximately $70 million plus the assumption of approximately $5 million of debt. The Company paid approximately $41 million in cash funded by its Acquisition Facility (See Note 8 to the consolidated financial statements) and approximately $29 million in AFC common stock. Included in the purchase price is a contingent payment up to $3.8 million, based upon SCC operations achieving a level of earnings, as defined in the agreement, over a 52-week period from October 1, 1997 to September 30, 1998.

     During the year ended December 28, 1997, the Company invested in various capital projects totaling $62.9 million. During this period the Company invested $13.4 million in its re-imaging and renovation program, $4.6 million for new restaurant construction and $33.3 million in new management information systems. In addition, during 1997 the Company invested $11.6 million in other capital assets to update, replace and extend the lives of restaurant equipment and facilities and complete other minor projects. Approximately $20.8 million of the above capital projects were financed through capital lease obligations during fiscal 1997. The remaining capital projects were financed primarily through cash flows provided from normal operating activities and proceeds from the sale of certain Company-operated restaurants.

    The Company expects total capital expenditures for its brands and administrative functions existing as of December 28, 1997 to be approximately $35.0 - $40.0 million during fiscal year 1998. These capital expenditures are primarily for the development of additional Company-owned restaurants, re-imaging and renovating existing restaurants, addition of new management information systems and updating, replacing and extending the lives of restaurant equipment and facilities. The Company expects to fund these capital expenditures through cash flows provided from normal operating activities.

     The Company entered into an agreement with IGS commencing in August 1994, for a ten-year term, to outsource the Company's information technology, programming and computer operations. This agreement allows the Company to update its corporate and restaurant systems with state-of-the-art computer hardware and software. IGS purchases the hardware and software, performs applications development and maintains and provides administrative, management and support functions. Future minimum payments under the remaining term of this agreement, exclusive of payments included as capital lease payments for systems installed to date, approximates $39.3 million as of December 28, 1997.

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

     NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

     As of December 28, 1997, the Company has recognized net operating losses ("NOLs") and tax credit carryforwards in the amounts of $7.7 million and $3.8 million, respectively, against its net deferred tax liabilities. The Company's NOLs of $7.7 million expire in 2005, and the $3.8 million of tax credit carryforwards expire from 2001 through 2012. The Internal Revenue Service has not reviewed the Company's federal income tax returns for years past 1990.

     On November 5, 1992, the Company acquired its current business from a debtor in a bankruptcy reorganization. This reorganization constituted an "ownership change" under Section 382 of the Internal Revenue Code of 1986, as amended. As a result, utilization of the pre-November 5, 1992 NOLs and tax credit carryforwards (if any) is subject to an annual limit of approximately $4.0 million of NOLs or $1.4 million of credits (but not both). The Company believes that the Section 382 limitations arising from the November 5, 1992 ownership change or any subsequent ownership changes should not prevent the ultimate utilization of any existing NOLs and the tax credit carryforwards (arising both before and after November 5, 1992) before they expire.

IMPACT OF INFLATION

     The Company believes that, over time, it has generally been able to pass along inflationary increases in its costs through increased prices of its menu items. Accordingly, the effects of inflation on the Company's net income historically have not been, nor are such effects expected to be, materially adverse. Due to competitive pressures, however, increases in prices of menu items often lag inflationary increases in costs. See "Item 1. Business-- Fluctuations in Cost of Chicken".

SEASONALITY

     The Company has historically experienced the strongest operating results at both Popeyes and Churchs restaurants during the summer months while operating results have been somewhat lower during the winter season. Certain holidays and inclement winter weather reduce the volume of consumer traffic at quick-service restaurants and may impair the ability of certain restaurants to conduct regular operations for short periods of time.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company has included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporates by reference the relevant portions of those statements and information into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company's most recent financial statements.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors, executive officers and senior management of AFC are listed below.

           Name               Age                     Position
           ----               ---                     --------
     Frank J. Belatti         50        Chairman, Chief Executive Officer and
                                        Director

     Dick R. Holbrook         45        President, Chief Operating Officer and
                                        Director

     Samuel N. Frankel        60        Executive Vice President, Secretary,
                                        General Counsel and Director

     Gerald J. Wilkins        40        Chief Financial Officer

     Jon Luther               54        President of Popeyes Chicken & Biscuits

     Hala R. Moddelmog        42        President of Churchs Chicken

     William M. Van Epps      50        President of International

     Gregg A. Kaplan          41        President of Chesapeake

     Mark J. Doran            34        Director

     Paul Farrar              63        Director

     Matt L. Figel            38        Director

     Todd W. Halloran         35        Director

     Kelvin J. Pennington     39        Director

     John M. Roth             39        Director

     Ronald P. Spogli         50        Director

     William M. Wardlaw       51        Director

     FRANK J. BELATTI, Chairman, Chief Executive Officer and Director: Mr. Belatti has served as the Chairman, Chief Executive Officer and a director of AFC since it commenced operations in November 1992 following the reorganization of its predecessor. Prior to joining AFC, from 1990 to 1992, Mr. Belatti was employed by Hospitality Franchise Systems, Inc., the franchisor for Ramada and Howard Johnson hotels ("HFS"), as its President and Chief Operating Officer. From 1989 to 1990, Mr. Belatti was President and Chief Operating Officer of Arby's, Inc. ("Arby's") and from 1985 to 1989 he served as the Executive Vice President of Marketing at Arby's. From 1986 to 1990, Mr. Belatti also served as President of Arby's Franchise Association Service Corporation ("AFA"), which created and developed the marketing programs and new product development for the Arby's system. Mr. Belatti received the 1996

International Foodservice Management Association Silver Plate award for excellence and achievement in the food-service industry and is also the 1997 Golden Chain Award winner. He also received the NAACP's Walter White award and the President's Award for private sector initiatives. Mr. Belatti also serves as Chairman of The AFC Foundation, Inc., as well as a member of the Board of Directors for The Hank Aaron Chasing the Dream Foundation, Inc., The Schenck School, APEX Museum and The Urban League. Mr. Belatti is also a member of the Executive Steering Committee for Habitat for Humanity.

     DICK R. HOLBROOK, President, Chief Operating Officer and Director: Mr. Holbrook joined AFC in November 1992 as Executive Vice President and Chief Operating Officer and assumed the role of President and Chief Operating Officer in August 1995. He has been a director of AFC since 1995. From 1991 to 1992, Mr. Holbrook served as Executive Vice President of Franchise Operations of HFS. From 1972 to 1991, Mr. Holbrook served in various management positions with Arby's, starting as a crew member and working his way up to Assistant Restaurant Manager, Restaurant Manager, District Manager, Regional Director of Operations, Vice President of Operations Development and Training and Senior Vice President of Franchise Operations.

     SAMUEL N. FRANKEL, Executive Vice President, Secretary, General Counsel and
Director: Mr. Frankel has served as Executive Vice President since 1996, and as Secretary and General Counsel of AFC as well as a director of AFC since 1992. Prior to 1996, Mr. Frankel spent 25 years with Frankel, Hardwick, Tanenbaum & Fink, P.C., an Atlanta, Georgia law firm specializing in commercial transactions and business law, including franchising, licensing and distributorship relationships. Mr. Frankel is a member of the Board of Directors of Colonial Bank, Hank Aaron Enterprises, Inc., and The Hank Aaron Chasing the Dream Foundation, Inc.

     GERALD J. WILKINS, Chief Financial Officer: Mr. Wilkins has served as the Chief Financial Officer of AFC since 1995. From 1993 to 1995, Mr. Wilkins was Vice President of International Business Planning at KFC International in Louisville, Kentucky. Mr. Wilkins also served in senior management positions with General Electric Corporation from 1985 to 1993, including Assistant Treasurer of GE Capital Corporation from 1989 to 1992. He has also worked with the AT&T Corporation and Peat Marwick, Mitchell & Co.

     JON LUTHER, President of Popeyes Chicken & Biscuits: Mr. Luther has served as President of Popeyes Chicken & Biscuits since 1997. Prior to joining AFC, Mr. Luther was President of CA One Services, Inc., a subsidiary of Delaware North Enterprises, Inc. in Buffalo, New York from 1992 to 1997. From 1987 to 1992, Mr. Luther served as President of Benchmark Services, Inc.

     HALA R. MODDELMOG, President of Churchs Chicken. Ms. Moddelmog has served as President of Churchs Chicken since 1996. From 1993 to 1996, Ms. Moddelmog was Vice President of Marketing and then Senior Vice President/General Manager for the Churchs brand. From 1990 to 1993, Ms. Moddelmog was Vice President of Product

Marketing and Strategic Planning at AFA in Atlanta. Prior to joining AFA, Ms. Moddelmog was a marketing manager for BellSouth Services in Atlanta from 1989 to 1990.

     WILLIAM M. VAN EPPS, President of International: Mr. Van Epps is President of International, a position he assumed in March 1998. He served as President of Chesapeake from April 1997 to February 1998. He served as President--Worldwide Business Development from 1996 to March 1997. From 1995 to 1996 Mr. Van Epps served as President--International and he was Senior Vice President-- International from 1993 to 1995. From 1988 to 1993, Mr. Van Epps was Vice President of Marketing and International at Western Sizzlin, Inc. From 1984 to 1988, Mr. Van Epps was President of Mid-American Restaurant Systems and the President of Intercontinental Foodservice from 1982 to 1984. Mr. Van Epps was with PepsiCo Foodservice International from 1977 to 1982, in a variety of positions.

     GREGG A. KAPLAN, President of Chesapeake: Mr. Kaplan assumed the position as President of Chesapeake in March 1998. He served as Vice President of Strategic Development with the Company from June 1996 to March 1998. Mr. Kaplan formerly served as Senior Vice President of Marketing with Shoney's, Inc. Mr. Kaplan joined Shoney's, Inc. in December 1990.

     MARK J. DORAN, Director: Mr. Doran joined FS&Co. in 1988. Previously, Mr. Doran was employed in the high yield department of Kidder, Peabody & Co. Incorporated. Mr. Doran became a director of AFC in April 1996 and is also a member of the Board of Directors of Brylane Inc.

     PAUL FARRAR, Director: Mr. Farrar served as a Senior Vice President of Canadian Imperial Bank of Commerce in Toronto, Canada from 1986 to 1993 and has been retired since then. Mr. Farrar became a director of AFC in 1992. Mr. Farrar also serves as a member of the Boards of Directors for Consumers Packaging, Inc., Anchor Glass Container Corporation, Adelaide Capital Corp., and Pendaries Petroleum, Ltd.

     MATT L. FIGEL, Director: Mr. Figel founded Doramar Capital, a private investment firm, in January 1997. From October 1986 to December 1996, Mr. Figel was employed by FS&Co. Mr. Figel became a director of AFC in April 1996 and is also a member of the Boards of Directors of Buttrey Food and Drug Stores Company and Calmar Inc.

     TODD W. HALLORAN, Director: Mr. Halloran joined FS&Co. in 1995. From 1990 to 1995, Mr. Halloran was employed by Goldman, Sachs & Co. in its Mergers and Acquisitions Department, most recently as a Vice President. Mr. Halloran joined the Board in April 1996.

     KELVIN J. PENNINGTON, Director: Mr. Pennington has served as Managing General Partner of PENMAN Asset Management, L.P., the general partner of PENMAN Private Equity and Mezzanine Fund, L.P., in Chicago, Illinois since 1992. Mr. Pennington became a director of AFC in May 1996. Mr. Pennington also serves as a member of the Boards of Directors for LSC Acquisition Corp., MainStreet Healthcare Corporation and TRIAD Holdings, Inc.

     JOHN M. ROTH, Director: Mr. Roth joined FS&Co. in March 1988 and became a general partner in March 1993. From 1984 to 1988, Mr. Roth was employed by Kidder, Peabody & Co. Incorporated, his most recent position being a Vice President in the

Merger and Acquisition Group. Mr. Roth became a director of AFC in April 1996 and is also a member of the Boards of Directors of EnviroSource, Inc. and Brylane Inc.

     RONALD P. SPOGLI, Director: Mr. Spogli is a founding partner of FS&Co. He became a director of AFC in April 1996. Mr. Spogli is the Chairman of the Board and a director of EnviroSource, Inc. and also serves on the Boards of Directors of Buttrey Food and Drug Stores Company and Brylane Inc.

     WILLIAM M. WARDLAW, Director: Mr. Wardlaw joined FS&Co. in March 1988 and became a general partner in January 1991. From 1984 to 1988, Mr. Wardlaw was a principal of the law firm of Riordan & McKinzie. Mr. Wardlaw became a director of AFC in April 1996 and is also a member of the Boards of Directors of Buttrey Food and Drug Stores Company.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the other four of AFC's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers") during the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997.

                                                           Annual Compensation                             All Other
----------------------------------     ----------------------------------------------------------
   Name and Principal Position             Year              Salary              Bonus/(1)(2)/         Compensation/(8)/
----------------------------------     -----------     -----------------     --------------------    --------------------
FRANK J. BELATTI                              1997              $468,462          $       660,000             $    55,860
Chief Executive Officer                       1996               430,000                  515,045                  32,943
                                              1995               437,693             5,041,713/(3)/                43,360

DICK R. HOLBROOK                              1997              $323,077          $       270,000             $    21,635
  President and                               1996               300,000                  220,000                  13,643
  Chief Operating Officer                     1995               240,577             2,414,970/(4)/                16,735

SAMUEL N. FRANKEL                             1997              $294,231          $       250,000             $    50,995
  Executive Vice President,                   1996               275,000                  200,000                  32,745
  Secretary and                               1995                    --             2,389,220/(5)/                14,495
  General Counsel

WILLIAM M. VAN EPPS                           1997              $236,615          $        90,000             $  5,617/(9)/
  President of                                1996               196,720                  100,000                6,108/(9)/
  International                               1995               170,385               187,838/(6)/                 5,680

HALA R. MODDELMOG                             1997              $230,001          $       120,000             $  2,935/(9)/
  President of Churchs Chicken                1996               178,079                   80,000                3,071/(9)/
                                              1995               135,872               167,350/(7)/                 2,754

______________
  (1) The bonus amounts shown for 1997 and 1996 for all Named Executive Officers other than Mr. Van Epps and Ms. Moddelmog reflect annual payments that were based solely on Company performance during 1997 and 1996 as determined using performance objectives established for fiscal years 1997 and 1996. The amounts shown for Mr. Van Epps and Ms. Moddelmog were largely (but not exclusively) based on performance objectives established for their individual business segments for fiscal years 1997 and 1996.

  (2) On December 15, 1995, the Board of Directors of AFC authorized a payment of $10 million to Frank Belatti for the benefit of himself and certain employees of AFC as determined by Mr. Belatti in the event of the occurrence, on or before June 30, 1996, of

(i) an initial public offering of common stock; (ii) the recapitalization or refinancing of debt, including a purchase of at least $50 million in common stock; or (iii) the repayment of $50 million of senior debt. On February 27, 1996, FS Equity Partners III, L.P. and FS Equity Partners International, L.P. (collectively "FS") executed a Stock Purchase Agreement under which FS agreed to purchase $70 million of common stock of AFC. In connection with the FS Transaction, Mr. Belatti elected to have the $10 million paid in common stock of AFC. In April 1996, the shareholders of the common stock of AFC authorized two 1996 Stock Bonus Plans contingent upon the closing of the FS Transaction authorizing the issuance of a total of 3,014,772 shares of common stock. The FS Transaction closed on April 11, 1996. On that date the Board of Directors of AFC determined the fair market value of the common stock to be $3.317 per share (without regard to restrictions and substantial risk of forfeiture) for the purpose of defining the number of shares to be issued. AFC issued 3,014,772 shares of common stock to certain employees of AFC in connection with the FS Transaction and AFC elected to accrue the $10 million stock distribution in its fiscal year ending in 1995. As part of the FS Transaction, the vesting of stock options for certain senior executives were accelerated in 1996 and AFC elected to accrue an additional $647,000 compensation expense in its fiscal year ending in 1995.

  (3) The amount designated as bonus for Mr. Belatti in 1995 is comprised of a cash distribution of $630,206, paid to him in 1996 pursuant to his Employment Agreement with AFC, and a distribution to him in 1996 of 1,329,969 shares of common stock, having a fair market value of $4,411,507 under the 1996 Stock Bonus Plan - Executive in connection with the FS Transaction.

  (4) The amount designated as bonus for Mr. Holbrook in 1995 is comprised of a cash distribution of $275,750, paid to him in 1996 pursuant to his Employment Agreement with AFC, and a distribution to him in 1996 of 660,000 shares of common stock, having, a fair market value of $2,189,220 under the 1996 Stock Bonus Plan - Executive in connection with the FS Transaction.

  (5) The amount designated as bonus for Mr. Frankel in 1995 is comprised of a cash distribution of $200,000, paid to him in 1996 pursuant to his Employment Agreement with AFC, and a distribution to him in 1996 of 660,000 shares of common stock, having a fair market value of $2,189,220 under the 1996 Stock Bonus Plan - Executive in connection with the FS Transaction. In addition, AFC paid life insurance premiums on behalf of Mr. Frankel in 1996 and 1995 under a split-dollar insurance plan between Mr. Frankel and AFC.

  (6) Mr. Van Epps' bonus for 1995 is comprised of a cash distribution of $72,738 and a stock distribution of 34,700 shares of Common Stock having a fair market value of $115,100.

  (7) Ms. Moddelmog's bonus for 1995 is comprised of a cash distribution of $52,250 and a stock distribution of 34,700 shares of Common Stock having a fair market value of $115,100.

  (8) The amounts shown under All Other Compensation reflect life insurance premiums paid by AFC with respect to split dollar life insurance policies for the benefit of the Messrs. Belatti, Holbrook and Frankel. AFC also paid $4,417, $4,633 and $4,532 in life insurance premiums in 1997, 1996 and 1995, respectively, for the split dollar life insurance policy for the benefit of Mr. Van Epps. AFC also paid $1,735 in life insurance premiums in 1997, 1996 and 1995 for the split dollar life insurance policy for the benefit of Ms. Moddelmog.

  (9) Includes matching contributions by AFC into the qualified employee benefit plan under Section 401(k) of the Code on behalf of (i) Mr. Van Epps of $1,200, $1,475 and $1,148 for 1997, 1996 and 1995, respectively, and (ii) Ms. Moddelmog of $1,200, $1,336 and $1,019 for 1997, 1996 and 1995, respectively.


  (10) Footnotes (2) and (5) above have been rewritten to correct certain factual inaccuracies contained in such notes in a prior filing.

EMPLOYMENT AGREEMENTS

      FRANK J. BELATTI. Mr. Belatti and AFC entered into an employment agreement on November 5, 1992, as amended, on November 5, 1995 (the "Belatti Agreement"). The Belatti Agreement contains customary employment terms and provides for a current annual base salary of $480,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, stock options, fringe benefits, participation in all Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The term of the Belatti Agreement terminates on November 5, 2000, unless earlier terminated or otherwise renewed, pursuant to the terms thereof. Pursuant to the terms of the Belatti Agreement, if Mr. Belatti's employment is terminated without cause or if written notice not to renew his employment is given by AFC, Mr. Belatti would be entitled to, among other things, one to two-and-one-half times his base annual salary, depending on his length of service at such termination date, and the bonus payable to him for the fiscal year in which such termination occurs. Under the Belatti Agreement, upon (i) a change of control of AFC, (ii) a significant reduction in Mr. Belatti's responsibilities, title or duties or (iii) the relocation of AFC's principal office more than 45 miles from its current location (except to Atlanta, Georgia), Mr. Belatti may terminate his employment and would be entitled to receive, among other things, the same severance pay he would have received had his employment been terminated by AFC without cause.

     DICK R. HOLBROOK. Mr. Holbrook and AFC entered into an employment agreement on November 5, 1992, as amended, on November 5, 1995 (the "Holbrook Agreement"). The Holbrook Agreement contains customary employment terms and provides for a current annual base salary of $325,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, stock options, fringe benefits, participation in all Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The term of the Holbrook Agreement terminates on November 5, 2000, unless earlier terminated or otherwise renewed, pursuant to the terms thereof. Pursuant to the Holbrook Agreement, if Mr. Holbrook's employment is terminated without cause or if written notice not to renew his employment is given by AFC, he would be entitled to, among other things, one to two-and-one-half times his base annual salary, depending on his length of service at such termination date, and the bonus payable to him for the fiscal year in which such termination occurs. Under the Holbrook Agreement, upon
(i) a change of control of AFC, (ii) a significant reduction in Mr. Holbrook's responsibilities, title or duties not approved by Mr. Belatti or (iii) AFC relocates its principal office more than 45 miles from its current location (except to Atlanta, Georgia), Mr. Holbrook may terminate his employment and would be entitled to receive, among other things, the same severance pay he would have received had his employment been terminated by AFC without cause.

     SAMUEL N. FRANKEL. Mr. Frankel and AFC entered into an employment agreement on December 5, 1995 (the "Frankel Agreement"). The Frankel Agreement contains customary employment terms and provides for a base annual salary of $300,000, subject to annual adjustment by the Board of Directors, and for an annual incentive bonus. The term of the Frankel Agreement terminates on December 5, 2000, unless earlier terminated or otherwise renewed pursuant to the terms thereof. Pursuant to the Frankel Agreement, if Mr. Frankel's employment is terminated without cause or if written notice not to renew is given by AFC, he would be entitled to, among other things, two-and-one-half times his base annual salary, and the bonus payable to him for the fiscal year in which such termination occurs. Under the Frankel Agreement, upon (i) a change of control of AFC, (ii) a significant reduction in Mr. Frankel's responsibilities, title or duties not approved by Mr. Belatti or (iii) the relocation of AFC's principal office more than 45 miles from its current location (except to Atlanta, Georgia), Mr. Frankel may terminate his employment and would be entitled to receive, among other things, the same severance pay he would receive if he was terminated by AFC without cause.

OPTION PLANS

1992 NONQUALIFIED STOCK OPTION PLAN

     The 1992 Nonqualified Stock Option Plan (the "1992 Option Plan"), provides for the grant of options to purchase shares of Common Stock to selected officers of AFC. Options under the 1992 Option Plan are not intended to qualify for treatment as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended

("Section 422A"). Options under the 1992 Option Plan became exercisable at various dates beginning on January 1, 1994. If not exercised, options under the 1992 Option Plan will expire 15 years after their issuance (if not sooner due to termination of employment). If the employment of an optionee under the 1992 Option Plan is terminated for any reason, AFC may be required to repurchase the shares of Common Stock acquired by such optionee pursuant to such plan. Up to 1,808,864 shares of Common Stock have been reserved for issuance under the 1992 Option Plan. Prior to April 1996, options with respect to 669,334, 200,000, 170,000, 35,000 and 35,000 shares of Common Stock were issued to Messrs. Belatti, Holbrook, Frankel and Van Epps and Ms. Moddelmog, respectively, at an exercise price of $0.10. On April 11, 1996, this exercise price was adjusted to $0.08 per share and additional options with respect to 196,849, 58,860, 50,000, 10,300 and 10,300 shares of Common Stock were issued to Messrs. Belatti, Holbrook, Frankel and Van Epps and Ms. Moddelmog, respectively, also at an exercise price of $0.08 per share. As of December 28, 1997, options with respect to 1,720,061 shares of Common Stock were outstanding under the 1992 Option Plan, of which options with respect to 1,527,854 shares of Common Stock were exercisable.

1996 NONQUALIFIED PERFORMANCE STOCK OPTION PLAN--EXECUTIVE

     Certain senior executives of AFC are eligible to participate in AFC's 1996 Nonqualified Performance Stock Option Plan--Executive (the "Executive Performance Option Plan"). Up to 1,444,053 shares of Common Stock may be issued under the Executive Performance Option Plan. Under the Executive Performance Option Plan, participants may be granted options to purchase shares of Common Stock at an option price determined by the Board of Directors of AFC. Options under the Executive Performance Option Plan are not intended to qualify for treatment as incentive stock options under Section 422A. The Executive Performance Option Plan is administered by the compensation committee of the Board of Directors (the "Compensation Committee"). All options granted under the Executive Performance Option Plan may vest over four to five years commencing on the first anniversary of the date of grant according to performance criteria relating to AFC's earnings on a fiscal year basis. Pursuant to the Executive Performance Option Plan, on April 26, 1996 AFC granted options with respect to 800,000, 400,000 and 225,000 shares of Common Stock to Messrs. Belatti, Holbrook and Frankel, respectively, at an exercise price of $3.317 per share. In 1997, AFC granted options with respect to 10,019, 4,517 and 4,517 shares of Common Stock to Messrs. Belatti, Holbrook and Frankel, respectively, at an exercise price of $4.95 per share.

     All options granted under the Executive Performance Option Plan will expire ten years from the date of grant unless terminated earlier due to certain circumstances. The exercisability of options under the Executive Performance Option Plan may be accelerated, at the discretion of the Compensation Committee. Additionally, the Executive Performance Option Plan provides that, at any time prior to five years after the date of grant of an option, AFC may elect to repurchase all or any portion of the shares of Common Stock acquired by the participant by the exercise of the options for a period of six months after the date of termination of the participant's employment. The purchase price for such repurchased shares shall be their "fair market value" thereof, as determined by the Board of Directors. The Executive Performance Option Plan contains provisions relating to certain "tag-along" and "drag-along" rights should the FS Entities (as defined herein) find a third-party buyer for all of the Common Stock held thereby. As of December 28, 1997, options with respect to 1,444,053 shares of Common Stock were outstanding under the Executive Performance Option Plan, of which options with respect to 574,791 shares were exercisable.

1996 NONQUALIFIED PERFORMANCE STOCK OPTION PLAN--GENERAL

     Certain officers and key employees not covered by the Executive Performance Option Plan are eligible to receive options to purchase Common Stock under AFC's 1996 Nonqualified Performance Stock Option Plan--General ("General Performance Option Plan"). Up to 1,269,242 options to purchase shares of Common Stock are issuable under the General Performance Option Plan. Options under the General Performance Option Plan are not intended to qualify for treatment as incentive stock options under Section 422A. Pursuant to the General Performance Option Plan, on April 26, 1996, AFC granted options with respect to 100,000 shares of Common Stock to each of Mr. Van Epps and Mrs. Moddelmog at an exercise price of $3.317 per share. On October 1, 1997, AFC granted options with respect to 2,377 shares of Common Stock to Mr. Van Epps and Mrs. Moddelmog at an exercise price of $4.95 per share. The General Performance Option Plan has a number of terms that are substantially similar to terms found in the Executive Performance Option Plan. All options granted under the General Performance Option Plan may vest over four to five years commencing on the first anniversary of the date of grant according to a performance criteria relating to AFC's earnings. Such options expire ten years from the date of grant unless terminated earlier due to certain circumstances. Additionally, the General Performance Option Plan restricts employees from transferring any shares of Common Stock received on the exercise of options under the General Performance Option Plan prior to the fifth anniversary of the date of the grant. Following such fifth anniversary, AFC has a right of first refusal with respect to any proposed transfer of such shares of Common Stock. Finally, the General Performance Option Plan contains provisions relating to certain "tag-along" and "drag-along" rights should the FS Entities (as defined herein) find a third-party buyer for all of the Common Stock held thereby. As of December 28, 1997, options to purchase 1,207,894 shares of Common Stock were outstanding under the General Performance Option Plan, of which options to purchase 476,567 shares of Common Stock were exercisable.

1996 NONQUALIFIED STOCK OPTION PLAN

     Certain officers and key employees are eligible to receive options to purchase Common Stock under AFC's 1996 Nonqualified Stock Option Plan (the "1996 Option Plan"). The 1996 Option Plan authorizes AFC to issue up to 1,808,863 options to purchase shares of Common Stock. Options under the 1996 Option Plan are not intended to qualify for treatment as incentive stock options under
Section 422A. On April 11, 1996, options to purchase 90,000, 55,000 and 35,000 shares of Common Stock were granted to Messrs. Belatti, Holbrook and Frankel, respectively, at an exercise price of $3.317 per share. On April 26, 1996, options to purchase 5,000 shares of Common Stock were granted under the 1996 Option Plan to Mr. Van Epps and Ms. Moddelmog also at an exercise price of $3.317 per share. On October 1, 1997, options to purchase 32,390, 14,963, 14,963, 7,782 and 7,782 shares of Common Stock were granted to Messrs. Belatti, Holbrook, Frankel, Van Epps and Ms. Moddelmog at an exercise price of $4.95 per share. The 1996 Option Plan contains many of the same provisions of the Executive Performance Option Plan and the General Performance Option Plan. All options granted under the 1996 Option Plan vest in 25% increments upon each of the first, second, third and fourth anniversaries of the date of grant and expire seven years from the date of grant, unless terminated earlier due to certain circumstances. The 1996 Option Plan includes the same repurchase rights found in the Executive Performance Option Plan and the General Performance Option Plan. Additionally, the 1996 Option Plan contains the transfer restrictions, rights of first refusal and "tag-along" and "drag-along" rights as found in the General Performance Option Plan. As of December 28, 1997, options with respect to 641,464 shares of Common Stock were outstanding under the 1996 Option Plan, of which options to purchase 84,100 shares of Common Stock were exercisable.

     The following table sets forth information concerning the number and value of securities underlying unexercised options held by each of the Named Executive Officers at December 28, 1997.

                   AFC OPTION GRANTS IN THE LAST FISCAL YEAR

                                    Individual Grants(1)                                       Potential  Realizable
                         -------------------------------------------------
                              Number of          % of Total                                    Value at Assumed Annual
                              Securities          Options                                       Rates of Stock Price
                             Underlying          Granted to      Exercise                      Appreciation for Option
                               Options          Employees in        or        Expiration                Term(2)
                                                                                           -------------------------------
      Name                    Granted (#)        Fiscal Year    Base Price      Date               5%              10%
      ----                    -----------        -----------    ----------      ----               --              ---
Frank J. Belatti                  10,019            6.54%         $4.950      10/1/07          $ 47,550           $ 95,401
                                  32,390           10.40           4.950      10/1/04           118,163            205,001

Dick R. Holbrook                   4,571            2.99           4.950      10/1/07            21,694             43,525
                                  14,963            4.81           4.950      10/1/04            54,587             94,703

Samuel N. Frankel                  4,571            2.99           4.950      10/1/07            21,694             43,525
                                  14,963            4.81           4.950      10/1/04            54,587             94,703

William M. Van Epps                2,377            1.55           4.950      10/1/07            11,281             22,634
                                   7,782            2.50           4.950      10/1/04            28,390             49,253

Hala R. Moddelmog                  2,377            1.55           4.950      10/1/07            11,281             22,634
                                   7,782            2.50           4.950      10/1/04            28,390             49,253

_____________
  (1) Option grants to the Named Executive Officers set forth in the table were granted under the Executive Performance Option Plan, with respect to Messrs. Belatti, Holbrook and Frankel, the General Performance Stock Option Plan, with respect to Mr. Van Epps and Ms. Moddelmog, and the 1996 Option Plan, with respect to each Named Executive Officer.

  (2) These columns indicate the hypothetical gains of "option spreads" of the outstanding options granted, based on assumed annual compound stock appreciation rates of 5% and 10% over the options' terms. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent AFC's estimate or projection of the future prices or market value of Common Stock.

     The following table sets forth information concerning the number and value of securities underlying unexercised options held by each of the Named Executive Officers as of December 28, 1997.

              AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                               Securities Unexercised              Value of Unexercised
                                                               Underlying Options at             In-the-Money Options at
                                                                  Dec 28, 1997 (#)               Dec. 28, 1997 ($)(1)(2)
                                                          ---------------------------------   ------------------------------
                                                                                    Not                             Not
                                                            Exercisable         Exercisable     Exercisable    Exercisable
                                                          ---------------       -----------     -----------    -----------
Frank J. Belatti                                                1,215,081          587,404         7,895,029      2,391,948

Dick R. Holbrook                                                  433,753          299,641         2,650,452      1,223,366

Samuel N. Frankel                                                 319,893          179,641         2,048,386        721,406

William M. Van Epps                                                62,553           97,906           327,724        473,522

Hala R. Moddelmog                                                  46,374          114,085           207,676        593,570

_____________
 (1) Because there is no established public trading market for Common Stock, the Board of Directors of AFC must, under certain circumstances, determine the fair market value of the Common Stock. AFC believes that the fair market value of the Common Stock was $7.50 per share as of December 28, 1997.

 (2) Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the fair market value of the underlying Common Stock of $7.50 per share as described in Note 1.

STOCK BONUS PLANS

     Officers, key employees and certain consultants of AFC have received shares of Common Stock under AFC's 1996 Employee Stock Bonus Plan--Executive (the "Executive Bonus Plan") and the 1996 Stock Bonus Plan--General (the "General Bonus Plan"). On April 26, 1996, an aggregate of 2,649,969 shares of Common Stock were issued under the Executive Bonus Plan and an aggregate of 364,803 shares of Common Stock were issued under the General Bonus Plan at a fair market value of $3.317 per share. On such date, Messrs. Belatti, Holbrook and Frankel were issued 1,329,969, 660,000 and 660,000 shares of Common Stock, respectively, under the Executive Bonus Plan and Mr. Van Epps and Ms. Moddelmog were each issued 34,700 shares of Common Stock under the General Bonus Plan. Under each such plan, at any time prior to five years after the date of grant of Common Stock bonuses, AFC has the option, in certain circumstances, to repurchase all or any portion of the shares of Common Stock acquired by the plan participant for a period of six months after the date of termination of the participant's employment. The price for such repurchase will be the fair market value of the shares as determined by the Board of Directors, except for termination of employment other than death or disability under the General Bonus Plan. In such instances, the repurchase price shall be a certain fraction of the fair market value, depending on the length of employment by such employee. This repurchase option terminates upon AFC's initial public offering of Common Stock or a change of control with respect to AFC. In addition, shares issued under the General Bonus Plan are also subject to the same transfer restrictions, rights of first refusal and "tag-along" and "drag-along" rights that are found in the General Option Plan. No further shares are available for issuance under either the Executive Bonus Plan or the General Bonus Plan.

     In connection with the issuance of shares of Common Stock under the Executive Bonus Plan and the General Bonus Plan, AFC offered to loan the participating employee an amount sufficient to pay for the employee's tax obligation resulting from the issuance of shares of Common Stock to such employee. If accepted by the employee, such loan would be evidenced by a promissory note which will be due on December 31, 2003 and accrues interest at 6.25% per annum. Such notes are secured by the pledge of the shares issued to the employee. As of December 28, 1997, under the Executive Bonus Plan and the General Bonus Plan, Messrs. Belatti, Holbrook, Frankel and Van Epps and Ms. Moddelmog had issued promissory notes to AFC in the outstanding principal amounts of $2,078,726, $1,030,028, $1,030,028, $51,795 and $51,795,
respectively.

OTHER EMPLOYEE BENEFIT PLANS

     On April 19, 1994, AFC adopted a nonqualified retirement, disability and death benefit plan ("Retirement Plan") for certain officers. Retirement benefits under the Retirement Plan are unfunded. Annual benefits are equal to 30.0% of the executive's average base compensation for the five years preceding retirement. The benefits are payable in 120 equal monthly installments following the executive officer's retirement date. Death benefits under the Retirement Plan cover certain executive officers and are up to five times the officer's base compensation at the time of employment. AFC has the discretion to increase the employee's death benefits. Death benefits are funded by split dollar life insurance arrangements. The accumulated benefit obligation relating to the Retirement Plan was approximately $1.2 million on December 28, 1997. AFC also provides post-retirement medical benefits (including dental coverage) for certain retirees and their spouses. This benefit begins on the date of retirement and ends after 120 months or upon the death of both parties.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the total number and percentage of the outstanding shares of the Company's Common Stock beneficially owned as of March 15, 1998, with respect to each person (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) the Company knows to have beneficial ownership of more than 5% of the Common Stock. The Company computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of Common Stock which the person or group has the right to acquire within the next 60 days. The percentages are based upon 34,448,604 shares outstanding as of March 15, 1998.

                         OWNERSHIP OF AFC COMMON STOCK

                                                                          Shares of              Percentage of
                                  Name(1)                               Common Stock              Common Stock
                                  ------                                ------------             -------------
     Freeman Spogli & Co. Incorporated(2)(3)......................       18,993,066                   55.1%
     Canadian Imperial Bank of Commerce(4)........................        6,312,724                   18.3%
     PENMAN Private Equity and Mezzanine Fund, L.P.(5)............        2,110,341                    6.1%
     ML IBK Positions, Inc.(6)....................................        2,050,000                    6.0%
     Frank J. Belatti(7)(8).......................................        2,567,550                    7.2%
     Dick R. Holbrook(7)(9).......................................        1,107,503                    3.2%
     Samuel N. Frankel(7)(10).....................................          988,643                    2.8%
     William M. Van Epps(7)(11)...................................           98,503                    *
     Hala R. Moddelmog(7)(12).....................................           83,618                    *
     Mark J. Doran(3).............................................               --                     --
     Paul Farrar(13)..............................................               --                     --
     Matt L. Figel(14)............................................               --                     --
     Todd W. Halloran(3)..........................................               --                     --
     Kelvin J. Pennington(5)......................................               --                     --
     John M. Roth(3)..............................................               --                     --
     Ronald P. Spogli(3)..........................................               --                     --
     William M. Wardlaw(3)........................................               --                     --
     Directors and officers as a group (30 persons) (1530)........       26,755,373                   72.0%
                                                                       -------------

______________
     *    Less than 1.0% of outstanding shares of Common Stock.

     (1) The persons named in this table have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes.

     (2) The shares shown as beneficially owned by FS&Co. are held of record as follows: 18,259,483 shares owned by FS Equity Partners III, L.P. ("FSEP III") and 733,583 shares owned by FS Equity Partners International, L.P. ("FSEP International"). FS Capital Partners, L.P. ("FS Capital"), an affiliate of FS&Co., is the sole general partner of FSEP III. FS Holdings, Inc. ("FSHI") is the sole general partner of FS Capital. The sole general partner of FSEP International is FS&Co. International, L.P. ("FS&Co. International"). The sole general partner of FS&Co. International is FS International Holdings Limited ("FS International Holdings"), an affiliate of FS&Co. As the general partners of FS Capital (which is the general partner of FSEP III) and FS&Co. International (which is the general partner of FSEP International), respectively, FSHI and FS International Holdings have the sole power to vote and dispose of the shares of AFC held by each of FSEP III and FSEP International, respectively.

     (3) Messrs. Spogli, Roth and Wardlaw, each of whom is a member of the Board, and Mr. Bradford M. Freeman, Mr. J. Frederick Simmons and Mr. Charles P. Rullman, Jr. are the sole directors, officers and shareholders of FS&Co., FSHI and FS International Holdings, and as such may be deemed to be the beneficial owners of the shares indicated as beneficially owned by FS&Co. Messrs. Doran and Halloran, each of whom is a member of the Board, are affiliated with FS&Co. The business address of each of FS&Co. and its general partners, FSHI and its sole directors, officers and shareholders, FS Capital and FSEP III is 11100

Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025. The business address of each of FS International Holdings, FS&Co. International and FSEP International is c/o Paget-Brown & Company, Ltd., West Winds Building, Third Floor, P.O. Box 1111, Grand Cayman, George Town, Cayman Islands, B.W.I. The business address of Messrs. Doran and Halloran is 599 Lexington Avenue, 18th Floor, New York, New York 10022.

     (4) The business address for Canadian Imperial Bank of Commerce is BCE Place, Bay Street, P.O. Box 500, Toronto, Ontario MBJ258.

     (5) Mr. Pennington, who is a member of the Board, and Mr. Lawrence C. Manson, Jr. are general partners of PENMAN Asset Management, L.P. ("PENMAN Asset"), the general partner of PENMAN Private Equity and Mezzanine Fund, L.P. ("PENMAN Equity"), and as such may be deemed to be the beneficial owners of the shares indicated as beneficially owned by PENMAN. The business address of PENMAN Equity, PENMAN Asset and each of its general partners is 333 West Wacker Drive, Suite 700, Chicago, Illinois 60606.

     (6) The business address of ML IBK Positions, Inc. is c/o Merrill Lynch & Co., Inc., Corporate Credit Division, World Financial Center, South Tower, 7th Floor, New York, New York 10080.

     (7) The business address of AFC's executive officers is c/o AFC Enterprises, Inc., Six Concourse Parkway, Suite 1700, Atlanta, Georgia 30328.

     (8) Includes 1,237,581 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 15, 1998.

     (9) Includes 447,503 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 15, 1998.

     (10) Includes 328,643 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 15, 1998.

     (11) Includes 63,803 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 15, 1998.

     (12) Includes 48,918 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 15, 1998.

     (13) Mr. Farrar's mailing address is c/o Canadian Imperial Bank of Commerce, BCE Place, Bay Street, P.O. Box 500, Toronto, Ontario MBJ258.

     (14) Mr. Figel's business address is c/o Doramar Capital, 300 South Grand Avenue, Suite 2900, Los Angeles, California 90071.

     (15) Includes 18,993,066 shares of Common Stock held by affiliates of FS&Co., 2,110,341 shares of Common Stock held by an affiliate of PENMAN Equity and 2,721,687 shares of Common Stock issuable with respect to options granted to certain executive officers that are exercisable within 60 days as of January 30, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 1996, FSEP III and FSEP International (collectively, the "FS Entities") acquired from AFC 21,103,407 shares of Common Stock, for an aggregate purchase price of $70.0 million. In connection with such stock purchase, 535,152 of the 560,000 outstanding shares of AFC's 8% Redeemable Cumulative Preferred Stock ("8% Preferred Stock") were exchanged into an equal number of shares of 10% Preferred Stock including 360,545 shares held by Canadian Imperial Bank of Commerce and 60,000 shares held by ML IBK Positions, Inc. In May 1996, the FS Entities sold an aggregate of 2,110,341 shares of Common Stock to PENMAN Equity for an aggregate purchase price of $7.0 million. In August 1996, the remaining 24,848 shares of the 8% Preferred Stock then outstanding were exchanged for an equal number of shares of 10% Preferred Stock.

     In April 1996, the FS Entities, AFC, Messrs. Belatti, Holbrook and Frankel along with certain other holders of Common Stock, entered into a stockholders agreement ("Stockholders Agreement") whereby (i) the shareholders were granted the pro rata right to acquire any additional securities to be issued by AFC,
(ii) the FS Entities granted certain "tag-along" rights to the other shareholders and, in turn, were granted certain

"drag-along" rights with respect to the sale of their shares of Common Stock or 10% Preferred Stock (collectively, "Capital Stock"), (iii) various transfer restrictions were agreed upon by the shareholders, (iv) certain rights of first offer prior to any transfer of shares of Capital Stock were agreed to and (v) certain Board representation rights of the FS Entities, the Chief Executive Officer of AFC, and the holders of 10% Preferred Stock were established. This Stockholders Agreement was amended in May 1996 to include PENMAN Equity and again in August 1996 to include two new shareholders.

     In April 1996, in connection with the issuance of shares of Common Stock under the Executive Bonus Plan and General Bonus Plan, Messrs. Belatti, Holbrook, Frankel and Van Epps and Ms. Moddelmog borrowed $1,985,178, $985,149, $985,149, $51,795 and $51,795, respectively, from AFC to cover certain income tax liabilities arising as a result the issuance of shares of Common Stock in connection with the FS Transactions. In 1997, AFC additionally loaned Messrs. Belatti, Holbrook and Frankel $93,548, $44,879 and $44,879, respectively, with respect to the above. Each officer delivered a promissory note to AFC with respect to the amount borrowed thereby and each such promissory note is due on December 31, 2003 with a simple interest rate of 6.25% per annum. In connection with these notes, each such officer also entered into a pledge agreement with AFC whereby each note is secured by the pledge of shares of Common Stock issued thereto under either the Executive Bonus Plan or the General Bonus Plan. As of December 28, 1997, under the Executive Bonus Plan and the General Bonus Plan, Messrs. Belatti, Holbrook, Frankel and Van Epps and Ms. Moddelmog had issued promissory notes to AFC in the outstanding principal amounts of $2,078,726, $1,030,028, $1,030,028, $51,795 and $51,795, respectively.

     In May 1996, AFC redeemed all shares of its outstanding 8% Preferred Stock and 10% Preferred Stock with proceeds from the issuance of $175 million in Senior Subordinated Notes.

     In 1996, AFC received legal services from Frankel, Hardwick, Tanenbaum & Fink, P.C., a law firm associated with Mr. Frankel, AFC's Executive Vice President, Secretary and General Counsel and a member of AFC's Board of Directors. During AFC's fiscal year ended December 29, 1996, the total amount paid to this law firm was approximately $448,000. This law firm has since been dissolved.

     AFC's executive committee of the Board of Directors oversees compensation matters. Messrs. Belatti and Frankel, two Named Executive Officers, serve on the executive committee but neither Mr. Belatti nor Mr. Frankel participated in matters regarding his own compensation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company appear immediately following this Item 14:

                                                                                           Pages
                                                                                           -----
     Report of Independent Auditors                                                         F-1
     Consolidated Balance Sheets as of December 29, 1996 and December
        28, 1997...............................................................              F-2
     Consolidated Statements of Operations for the Years ended December
        31, 1995, December 29, 1996 and December 28, 1997......................              F-4
     Consolidated Statements of Changes in Shareholders' Equity (Deficit) for
        the Years ended December 31, 1995, December 29, 1996 and December
        28, 1997...............................................................              F-5
     Consolidated Statements of Cash Flows for the Years Ended December
        31, 1995, December 29, 1996 and December 28, 1997......................              F-6
     Notes to Consolidated Financial Statements................................              F-8

(B) FINANCIAL STATEMENT SCHEDULES

     The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company's Consolidated Financial Statements, including the notes to those statements.

(C) EXHIBITS

     The Company has filed the exhibits listed below with this report.

     Exhibit
     Number              Description
     ------              -----------

     3.1* Articles of Incorporation of AFC Enterprises, Inc. ("AFC"), as amended to date.

     3.2* Amended and Restated Bylaws of AFC (formerly known as America's Favorite Chicken Company), as amended to date.

     4.1* Indenture dated as of May 21, 1997 between AFC and United States Trust Company of New York, as Trustee, with respect to the 10 1/4 % Senior Subordinated Notes due 2007.

     4.2* Purchase Agreement, dated May 16, 1997, by and among AFC, Goldman, Sachs & Co., CIBC Wood Gundy Securities Corp. and Donaldson, Lufkin & Jenrette Securities Corporation.

     4.3* Exchange and Registration Rights Agreement, dated as of May 21, 1997, by and among AFC, Goldman, Sachs & Co., CIBC Wood Gundy Securities Corp. and Donaldson, Lufkin & Jenrette Securities Corporation.

     4.4* Credit Agreement dated as of May 21, 1997, between AFC and the financial institutions listed therein (collectively, "Lenders"), Goldman Sachs Capital Partners L.P., as syndication and arranging agent, and Canadian Imperial Bank of Commerce ("CIBC"), as administrative agent for Lenders.

     4.5* Security Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

     4.6* Pledge Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

     4.7* Trademark Security Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

     4.8* Patent and Copyright Security Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

     4.9* Collateral Account Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

     4.10* Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 21, 1997, between AFC and CIBC, as Administrative Agent.

     10.1* Stock Purchase Agreement dated February 23, 1996 among AFC, FS Equity Partners, L.P. III ("FSEP III"), and FS Equity Partners International, L.P. ("FSEP International").

     10.2* Stockholders Agreement dated April 11, 1996 among FSEP III and FSEP International, CIBC, Pilgrim Prime Rate Trust, Van Kampen American Capital Prime Rate Income Trust, Senior Debt Portfolio, ML IBK Positions Inc., Frank J. Belatti, Dick R. Holbrook, Samuel
               N. Frankel (collectively, the "Stockholders") and AFC.

     10.3* Amendment No. 1 to Stockholders Agreement dated May 1, 1996 among the Stockholders, AFC and PENMAN Private Equity and Mezzanine Fund, L.P.

     10.4* Asset Purchase Agreement dated March 24, 1997 by and between AFC and Atlanta Franchise Development Company, LLC.

     10.5* Asset Purchase Agreement dated May 5, 1997 among AFC, The American Bagel Company d/b/a Chesapeake Bagel Bakery, Michael Robinson, and Alan Manstof.

     10.6*     Form of Popeye's Development Agreement

     10.7*     Form of Church's Development Agreement

     10.8*     Form of Popeye's Franchise Agreement

     10.9*     Form of Church's Franchise Agreement

     10.10* Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc. (a predecessor of AFC).

     10.11* Amendment to Formula Agreement dated March 21, 1989 by and among Alvin Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc. (a predecessor of AFC).

     10.12* Second Amendment to Formula Agreement dated March 21, 1989 by and among Alvin C. Copeland, Biscuit Investments, Inc. and New Orleans Spice Company, Inc.

     10.13* Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

     10.14*    Recipe Royalty Agreement dated March 21, 1989 by and among Alvin
               C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

     10.15* Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc.

     10.16* Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.

     10.17* Popeye License Agreement dated January 1, 1981 between King Features Syndicate Division of The Hearst Corporation and Popeyes Famous Fried Chicken, Inc.

     10.18* Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.

     10.19* License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.

     10.20* Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and
               A. Copeland Enterprises, Inc.

     10.21* Employment Agreement dated November 5, 1992 between AFC and Frank J. Belatti.

     10.22* Amendment No. 1 to Employment Agreement dated November 5, 1995 between AFC and Frank J. Belatti.

     10.23* Employment Agreement dated as of November 5, 1992 between AFC and Dick R. Holbrook.

     10.24* Amendment No. 1 to Employment Agreement dated November 5, 1995 between AFC and Dick R. Holbrook.

     10.25* Employment Agreement dated December 5, 1995 between AFC and Samuel N. Frankel.

     10.26* 1992 Stock Option Plan of AFC (formerly America's Favorite Chicken Company) effective as of November 5, 1992.

     10.27*    First Amendment to 1992 Stock Option Plan dated July 19, 1993.

     10.28*    Second Amendment to 1992 Stock Option Plan dated December 17,
               1993.

     10.29*    Third Amendment to 1992 Stock Option Plan dated April 11, 1996.

     10.30* 1996 Nonqualified Performance Stock Option Plan (Executive) of AFC effective as of April 11, 1996.

     10.31* 1996 Nonqualified Performance Stock Option Plan (General) of AFC effective as of April 11, 1996.

     10.32* 1996 Nonqualified Stock Option Plan of AFC effective as of April 11, 1996.

     10.33* Form of Nonqualified Stock Option Agreement (General) between AFC and stock option participants.

     10.34* Form of Nonqualified Stock Option Agreement (Executive) between AFC and certain key executives.

     10.35* 1996 Employee Stock Bonus Plan (Executive) of AFC effective as of April 11, 1996.

     10.36* 1996 Employee Stock Bonus Plan (General) of AFC effective as of April 11, 1996.

     10.37* Form of Stock Bonus Agreement (Executive) between AFC and certain executive officers.

     10.38* Form of Stock Bonus Agreement (General) between AFC and certain key officers and employees.

     10.39* Form of Secured Promissory Note issued to certain members of management.

     10.40* Form of Stock Pledge Agreement between AFC and certain members of management.

     10.41* AFC 1994 Supplemental Benefit Plan for Executive Officers dated May 9, 1994.

     10.42* AFC 1994 Supplemental Benefit Plan for Senior and Executive Staff Officers dated April 19, 1994.

     10.43* AFC 1994 Supplemental Benefit Plan for Senior Officers/General Managers dated May 9, 1994.

     10.44* AFC 1994 Supplemental Benefit Plan for Designated Officers dated May 9, 1994.

     10.45* Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997.

     10.46* Sublease dated March 1, 1997 by and between AFC and Foresight Software, Inc.

     10.47* Lease dated December 31, 1992 by and between Concourse VI Associates and AFC.

     10.48* First Amendment to Lease Agreement dated January 1993 by and between AFC and Concourse VI Associates.

     10.49* Second Amendment to Lease Agreement dated June 24, 1993 by and between AFC and Concourse VI Associates.

     10.50* Third Amendment to Lease Agreement dated June 17, 1994 by and between AFC and Concourse VI Associates.

     10.51* Indemnification Agreement dated April 11, 1996 by and between AFC and William M. Wardlaw.

     10.52* Indemnification Agreement dated April 11, 1996 by and between AFC and Ronald P. Spogli.

     10.53* Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.

     10.54* Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.

     10.55* Indemnification Agreement dated April 11, 1996 by and between AFC and Dick R. Holbrook.

     10.56* Indemnification Agreement dated April 11, 1996 by and between AFC and Todd W. Halloran.

     10.57* Indemnification Agreement dated April 11, 1996 by and between AFC and Samuel N. Frankel.

     10.58* Indemnification Agreement dated April 11, 1996 by and between AFC and Matt L. Figel.

     10.59* Indemnification Agreement dated July 2, 1996 by and between AFC and Paul H. Farrar.

     10.60* Indemnification Agreement dated July 2, 1997 by and between AFC and Mark J. Doran.

     10.61* Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.

     10.62** Credit Agreement dated August 12, 1997, between AFC and Banco Popular ("Banco Popular") De Puerto Rico for Turnkey Development program financing.

     10.63** Exhibit A (the Budget) of Credit Agreement dated August 12, 1997 between AFC and Banco Popular.

     10.64** Exhibit B (Form of Notes) of Credit Agreement dated August 12, 1997 between AFC and Banco Popular.

     10.65** Exhibit C (Form of Leasehold Mortgage) of Credit Agreement dated August 12, 1997 between AFC and Banco Popular.

     10.66** Exhibit D (Form of Owned Property Mortgage) of Credit Agreement dated August 12, 1997 between AFC and Banco Popular.

               Exhibit E (Form of Assignment of Contracts) of Credit Agreement dated August 12, 1997 between AFC and Banco Popular.

     10.67** Exhibit F (Form of Environmental Indemnity Agreement) of Credit Agreement dated August 12, 1997 between AFC and Banco Popular.

     10.68** Exhibit G (Form of Borrowing Certificate) of Credit Agreement dated August 12, 1997 between AFC and Banco Popular.

     10.69** Exhibit H (Terms and Conditions of Standard Franchise Loans) of Credit Agreement dated August 12, 1997 between AFC and Banco Popular.

     10.70** Exhibit I (Terms and Conditions of Popular Plus Loans) of Credit Agreement dated August 12, 1997 between AFC and Banco Popular.

     10.71** Exhibit J (Description of Borrower's "Plus Program") of Credit Agreement dated August 12, 1997 between AFC and Banco Popular.

     10.72** Exhibit K-1 (Franchise Loan Commitment) of Credit Agreement dated August 12, 1997 between AFC and Banco Popular.

               Exhibit K-2 (Forms of Franchise Loan Documents) of Credit Agreement dated August 12, 1997 between AFC and Banco Popular.

     10.73**   Form of Chesapeake Bagel Development Agreement

     10.74**   Form of Chesapeake Bagel Franchise Agreement


     10.75     Form of Chesapeake Bagel Development Agreement

     10.76     Form of Chesapeake Bagel Franchise Agreement

      21.1*    Subsidiaries of AFC.

      23.1*    Consent of Riordan & McKinzie (contained in Exhibit 5.1).

      23.2*    Consent of Arthur Andersen LLP.

      23.3*    Consent of Technomic, Inc.

      23.4*    Consent of CREST.

      24.1*    Power of Attorney.

      27.1     Financial Data Schedule

      99.1*    Form of Letter of Transmittal with respect to the Exchange Offer.

      99.2*    Form of Notice of Guaranteed Delivery.

______________________
* Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

** Filed as an exhibit to the Company's Form 10-Q for the quarter ended
   September 7, 1997 on October 21, 1997 and incorporated by reference herein.

(D) REPORTS ON FORM 8-K
     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AFC Enterprises, Inc.

                                    By: /s/ Frank J. Belatti
                                        -----------------------
                                         Frank J. Belatti
                                         Chairman of the Board and
                                         Chief Executive Officer

                                    Date:  March 15, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signatures                       Title                        Date
                 ----------                       -----                        ----
     /s/  Frank J. Belatti                 Chairman of the board and         March 15, 1998
     ------------------------------
          Frank J. Belatti                   Chief Executive Officer
                                          (Principal Executive Officer)

     /s/  Gerald J. Wilkins                   Chief Financial Officer         March 15, 1998
     ------------------------------
          Gerald J. Wilkins                   Principal Financial and
                                                 Accounting Officer)

     /s/  Dick R. Holbrook                   President, Chief Operating       March 15, 1998
     ------------------------------
          Dick R. Holbrook                       Officer and Director

     /s/  Samuel N. Frankel                    Executive Vice President,      March 15, 1998
     ------------------------------
          Samuel N. Frankel                   Secretary, General Counsel
                                                     and Director

     /s/  John M. Roth                                  Director              March 15, 1998
     ------------------------------
          John M. Roth

     /s/  Mark J. Doran                                 Director              March 15, 1998
     ------------------------------
          Mark J. Doran

     /s/  Paul Farrar                                   Director              March 15, 1998
     ------------------------------
          Paul Farrar

     /s/  Matt L. Figel                                 Director              March 15, 1998
     ------------------------------
          Matt L. Figel

     /s/  Todd W. Halloran                              Director              March 15, 1998
     ------------------------------
          Todd W. Halloran

     /s/  Kelvin J. Pennington                          Director              March 15, 1998
     ------------------------------
          Kelvin J. Pennington

     /s/  Ronald P. Spogli                              Director              March 15, 1998
     ------------------------------
          Ronald P. Spogli

     /s/  William M. Wardlaw                            Director              March 15, 1998
     ------------------------------
          William M. Wardlaw

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of AFC Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of AFC Enterprises, Inc. (a Minnesota corporation) and subsidiary, as of December 29, 1996, and December 28, 1997, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years ended December 31, 1995, December 29, 1996, and December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFC Enterprises, Inc. and subsidiary, as of December 29, 1996 and December 28, 1997, and the results of their operations and their cash flows for the years ended December 31, 1995, December 29, 1996, and December 28, 1997, in conformity with generally accepted accounting principles.

                                               /s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 13, 1998
( Except with respect to the
matters discussed in Note 18, as
to which the date is March 18, 1998)

                             AFC ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                 As of December 29, 1996 and December 28, 1997
                   (In thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                              1996      1997
                                                           --------  --------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents..............................  $ 19,216  $ 32,964
  Accounts and current notes receivable, net of reserve..     9,314     8,305
  Income taxes refundable................................         -     1,013
  Inventories............................................     3,961     4,447
  Deferred income taxes..................................       684       662
  Deposits...............................................     4,206         -
  Prepaid expenses and other.............................     1,415     1,539
                                                           --------  --------
     Total current assets................................    38,796    48,930

LONG-TERM ASSETS:
  Notes receivable, net..................................     4,836     4,477
  Deferred income taxes..................................     5,307     1,466
  Property and equipment, net............................   189,223   207,807
  Other assets...........................................     7,295    17,049
  Intangible assets, net.................................    94,211   100,273
                                                           --------  --------
     Total long-term assets..............................   300,872   331,072
                                                           --------  --------

          Total assets...................................  $339,668  $380,002
                                                           ========  ========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
  SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable.......................................  $ 18,370  $ 22,123
  Bank overdrafts........................................    10,812     9,707
  Current portion of long-term debt and capital
     lease obligations...................................    11,753    10,994
  Income taxes payable...................................     1,077         -
  Accrued interest.......................................     1,654     2,765
  Accrued insurance expenses.............................     6,938     5,123
  Accrued employee compensation..........................     6,365     7,114
  Accrued employee benefit expenses......................     7,097     5,767
  Other accrued expenses.................................     4,269     3,154
                                                           --------  --------
     Total current liabilities...........................    68,335    66,747

LONG-TERM LIABILITIES:
  Long-term debt, net of current portion.................   121,806   220,150
  Capital lease obligations, net of current portion......    18,234    12,738
  Other liabilities......................................    33,435    31,908
                                                           --------  --------
     Total long-term liabilities.........................   173,475   264,796
                                                           --------  --------

          Total liabilities..............................   241,810   331,543
                                                           --------  --------

(Continued)

                             AFC ENTERPRISES, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 As of December 29, 1996 and December 28, 1997
                   (In thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                                        1996       1997
                                                                        ----       ----
COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK:
  10% Cumulative Exchangeable Redeemable Preferred Stock
     ($.01 par value; 1,250,000 shares authorized; 560,000 and 0 issued and outstanding; 39,560 and 0 shares payable in kind;
     liquidation value $59,956 and $0, respectively)...............    59,956          -

SHAREHOLDERS' EQUITY:
  Common stock ($.01 par value; 50,000,000 shares authorized;
     34,373,653 and 34,448,604 shares issued and outstanding
     at period end, respectively)..................................       344        344
  Capital in excess of par value...................................    99,482    101,840
  Notes receivable - officers, including accrued interest..........    (3,841)    (4,402)
  Accumulated deficit..............................................   (58,083)   (49,323)
                                                                     --------   --------

     Total shareholders' equity....................................    37,902     48,459
                                                                     --------   --------

          Total liabilities, mandatorily redeemable preferred
          stock and shareholders' equity...........................  $339,668   $380,002
                                                                     ========   ========

See accompanying notes to financial statements.

                             AFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Years Ended December 31, 1995, December 29, 1996
                             and December 28, 1997
                                (In thousands)

--------------------------------------------------------------------------------

                                                                     For              For               For
                                                                 Year Ended        Year Ended        Year Ended
                                                                December 31,      December 29,      December 28,
                                                                    1995              1996              1997
                                                                -------------     -------------     -------------
                                                                 (53 Weeks)        (52 Weeks)        (52 Weeks)
REVENUES:
 Restaurant sales.............................................   $  426,707        $  430,280        $  403,285
 Revenues from franchising....................................       47,916            51,336            63,650
 Revenues from manufacturing..................................        9,969            11,431             7,647
 Other revenues...............................................        8,320             8,005             8,766
                                                                 ----------        ----------        ----------
  Total revenues..............................................      492,912           501,052           483,348

COSTS AND EXPENSES:
 Restaurant cost of sales.....................................      139,286           142,199           131,374
 Restaurant operating expenses................................      215,391           212,579           197,803
 Manufacturing cost of sales..................................        7,273             8,867             5,032
 General and administrative...................................       80,002            77,614            80,485
 Depreciation and amortization................................       28,665            30,904            33,803
 Executive compensation award.................................       10,647                 -                 -
 Gain on sale of fixed assets from AFDC transaction...........            -                 -            (5,319)
                                                                 ----------        ----------        ----------
  Total costs and expenses....................................      481,264           472,163           443,178
                                                                 ----------        ----------        ----------

INCOME FROM OPERATIONS........................................       11,648            28,889            40,170

OTHER EXPENSES:
 Interest, net................................................       23,444            15,875            20,645
                                                                 ----------        ----------        ----------

NET INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS...........................................      (11,796)           13,014            19,525
 Income tax (expense) benefit.................................        2,969            (5,163)           (8,525)
                                                                 ----------        ----------        ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS...................       (8,827)            7,851            11,000
 Extraordinary loss on early retirement of debt, (net
  of income taxes of $2,673)..................................            -            (4,456)                -
                                                                 ----------        ----------        ----------

NET INCOME (LOSS).............................................       (8,827)            3,395            11,000

8% Preferred Stock dividends..................................        4,555             1,316                 -
10% Preferred Stock dividends payable in kind.................            -             3,956             2,240
Accelerated accretion of 8% Preferred Stock
 discount upon retirement.....................................            -             8,719                 -
Accretion of  8% Preferred Stock discount.....................        2,571               813                 -
                                                                 ----------        ----------        ----------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK................   $  (15,953)       $  (11,409)       $    8,760
                                                                 ==========        ==========        ==========


See accompanying notes to financial statements.

                             AFC ENTERPRISES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
           For the Years Ended December 31, 1995, December 29, 1996
                             and December 28, 1997
                                (In thousands)

________________________________________________________________________________

                                                      For            For            For
                                                  Year Ended     Year Ended     Year Ended
                                                 December 31,   December 29,   December 28,
                                                     1995           1996           1997
                                                 -------------  -------------  ------------
Common stock:
 Balance at beginning of period................      $    100       $    100       $    344
 Issuance of common stock......................             -            244              -
                                                     --------       --------       --------
 Balance at end of period......................      $    100       $    344       $    344
                                                     --------       --------       --------

Capital in excess of par value:
 Balance at beginning of period................      $ 23,914       $ 24,909       $ 99,482
 Issuance of common stock......................             -         73,709              6
 Adjust stock issuance cost accrual to actual..             -              -            135
 Deferred compensation.........................           995            864          2,217
                                                     --------       --------       --------
 Balance at end of period......................      $ 24,909       $ 99,482       $101,840
                                                     --------       --------       --------

Notes receivable - officers:
 Balance at beginning of period................      $      -       $      -       $ (3,841)
 Notes receivable additions, net of discount...             -         (3,593)          (202)
 Note receivable payments......................             -              -             19
 Interest receivable...........................             -           (194)          (284)
 Amortization of discount......................             -            (54)           (94)
                                                     --------       --------       --------
 Balance at end of period......................      $      -       $ (3,841)      $ (4,402)
                                                     --------       --------       --------

Accumulated deficit:
 Balance at beginning of period................      $(30,721)      $(46,674)      $(58,083)
 Net income (loss).............................        (8,827)         3,395         11,000
 Accretion of 8% Preferred Stock discount......        (2,571)          (813)             -
 Accelerated accretion of 8% Preferred Stock
  discount upon retirement.....................             -         (8,719)             -
 10% and 8% Preferred Stock dividends..........        (4,555)        (5,272)        (2,240)
                                                     --------       --------       --------
 Balance at end of period......................      $(46,674)      $(58,083)      $(49,323)
                                                     --------       --------       --------

Total shareholders' equity (deficit)...........      $(21,665)      $ 37,902       $ 48,459
                                                     ========       ========       ========

See accompanying notes to financial statements.

                             AFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 31, 1995, December 29, 1996
                             and December 28, 1997
                                (In thousands)

________________________________________________________________________________

                                                                        For             For             For
                                                                     Year Ended      Year Ended      Year Ended
                                                                     December 31,    December 29,    December 28,
                                                                         1995            1996            1997
                                                                     -------------   -------------   -------------
                                                                       (53 Weeks)     (52 Weeks)      (52 Weeks)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income (loss).................................................   $ (8,827)      $  3,395        $ 11,000
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization....................................     28,665         30,904          33,803
  Provision for credit losses......................................        720            816           1,214
  (Gain) loss on disposition and retirement of
     property, plant and equipment.................................      3,889          3,019          (2,173)
  Amortization of notes payable discount...........................      2,505          7,729               -
  Amortization of debt issuance costs..............................          -              -             886
  Notes receivable - officers discount.............................          -            876               -
  Amortization of notes receivable - officers
     discount......................................................          -            (54)            (94)
  Deferred compensation............................................        995            864           2,217
  Deferred tax expense (benefit)...................................     (4,870)           380           3,863

 Change in operating assets and liabilities:
  (Increase) decrease in accounts receivable.......................      3,034         (4,137)           (905)
  (Increase) decrease in inventories...............................        125          2,154            (487)
  (Increase) decrease in prepaid expenses
     and other.....................................................     (2,665)         1,694           4,076
  (Increase) decrease in other assets..............................       (995)          (856)             21
  Increase (decrease) in accounts payable..........................     (3,078)         1,101           4,157
  Increase (decrease) in accrued expenses..........................      4,101          2,469          (3,097)
  Increase (decrease) in other liabilities.........................      4,432         (2,553)         (1,966)
                                                                      --------       --------        --------
     Total adjustments.............................................     36,858         44,406        $ 41,515
                                                                      --------       --------        --------
 Net cash provided by operating activities.........................   $ 28,031       $ 47,801        $ 52,515
                                                                      --------       --------        --------

CASH FLOWS USED BY INVESTING ACTIVITIES:

 Proceeds from disposition of property
     held for sale.................................................   $  3,050       $  3,158        $ 19,681
 Investment in property and equipment..............................    (24,996)       (33,951)        (42,136)
 Investment in trademarks..........................................          -              -         (14,116)
 Notes receivable additions........................................       (196)          (136)         (2,657)
 Payments received on notes........................................      2,028          1,541           3,446
                                                                      --------       --------        --------
 Net cash used by investing activities.............................   $(20,114)      $(29,388)       $(35,782)
                                                                      --------       --------        --------

(Continued)

                             AFC ENTERPRISES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           For the Years Ended December 31, 1995, December 29, 1996
                             and December 28, 1997
                                (In thousands)

________________________________________________________________________________

                                                                        For                For              For
                                                                     Year Ended        Year Ended       Year Ended
                                                                    December 31,      December 29,     December 28,
                                                                        1995              1996             1997
                                                                    ------------      ------------     ------------
                                                                     (53 Weeks)        (52 Weeks)        (52 Weeks)
CASH FLOWS USED BY FINANCING ACTIVITIES:
 Principal payments of long-term debt.............................  $ (3,743)         $(69,054)        $(128,365)
 Proceeds from long-term debt.....................................         -                 -            50,000
 Proceeds from subordinated notes.................................         -                 -           175,000
 Increase (decrease) in bank overdrafts, net......................      (151)            2,729            (1,105)
 Principal payments for capital lease obligations.................    (2,347)           (3,904)          (25,182)
 Redemption of 10% preferred stock................................         -                 -           (59,957)
 Notes receivable additions to officers...........................         -            (4,469)             (202)
 Notes receivable officers payments...............................         -                 -                19
 Notes receivable officers accrued interest.......................         -              (194)             (284)
 Issuance of common stock.........................................         -            70,205                 6
 Stock issuance costs.............................................         -            (6,115)                -
 Debt issuance costs..............................................         -                 -           (10,675)
 Preferred stock dividends paid...................................    (4,480)           (2,004)           (2,240)
                                                                    --------          --------         ---------
 Net cash used by financing activities............................   (10,721)          (12,806)           (2,985)
                                                                    --------          --------         ---------

Net increase (decrease) in cash and cash equivalents..............    (2,804)            5,607            13,748
Cash and cash equivalents at beginning
  of the period...................................................    16,413            13,609            19,216
                                                                    --------          --------         ---------
Cash and cash equivalents at end of the period....................  $ 13,609          $ 19,216         $  32,964
                                                                    ========          ========         =========

                                          SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

Cash interest paid (net of capitalized amounts)...................  $ 21,940          $ 13,763           $19,579
Cash paid for income taxes........................................     1,862             2,060             6,747

                                     NONCASH INVESTING AND FINANCING ACTIVITIES

Capital lease additions...........................................  $ 14,049          $ 12,404           $20,485
Retirement of 8% Preferred Stock (See Note 2).....................         -           (56,000)                -
Issuance of 10% Preferred Stock (See Note 2)......................         -            56,000                 -
Issuance of common stock to executives in connection
  with Executive Compensation Award (See Note 16).................         -            10,000                 -

                             AFC ENTERPRISES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Years Ended December 31, 1995, December 29, 1996
                             and December 28, 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of AFC Enterprises, Inc., a Minnesota corporation, and its wholly-owned subsidiary, AFC Properties, Inc., a Georgia corporation. All significant intercompany balances and transactions are eliminated in consolidation. The consolidated entity is referred to herein as "AFC" or "the Company".

Nature of Operations and Basis of Presentation

     The Company operates and franchises quick-service restaurants under the primary trade names of Popeyes Chicken & Biscuits ("Popeyes"), Churchs Chicken ("Churchs") and Chesapeake Bagel Bakery ("Chesapeake"). The following table outlines the number of restaurants operated by the Company and franchised by brand at the end of the indicated periods:

                                    December 31,  December 29,  December 28,
                                        1995          1996          1997
                                    ------------  ------------  ------------
     Popeyes:
       Domestic-Company-operated..      117           120           119
       Domestic-Franchised........      772           774           830
       International-Franchised...       75           127           182
                                      -----         -----         -----
         Total....................      964         1,021         1,131
                                      =====         =====         =====

     Churchs:
       Domestic-Company-operated..      589           622           480
       Domestic-Franchised........      364           367           590
       International-Franchised...      266           268           286
                                      -----         -----         -----
         Total....................    1,219         1,257         1,356
                                      =====         =====         =====

     Chesapeake:
       Domestic-Company-operated..        -             -             1
       Domestic-Franchised........        -             -           154
       International-Franchised...        -             -             -
                                      -----         -----         -----
         Total....................        -             -           155
                                      =====         =====         =====

     A substantial portion of the domestic Company-operated restaurants are located in the South and Southwest areas of the United States. The Company does not currently own or operate any restaurants outside of the United States. The Company's international franchisees operate primarily in Mexico, Canada, Puerto Rico and numerous countries in Asia.

     On May 5, 1997, the Company acquired from the American Bagel Company all of the intangible assets related to the franchise business of Chesapeake Bagel Bakery, a bagel bakery and restaurant chain. As a result of this acquisition, the Company became the franchisor of 158 franchised Chesapeake restaurants (See
Note 17).

     On March 18, 1998, the Company acquired all of Seattle Coffee Company's common stock. As a result of this transaction, the Company acquired 58 Company-operated cafes and 10 franchised cafes under the Seattle's Best and Torrefazione Italia brands, a wholesale business including 13 offices and more than 5,000 accounts and a Chicago distribution center which is scheduled to open in mid 1998 (See Note 18).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain items in the prior period financial statements, and notes thereto, have been reclassified to conform with the current presentation. The Company has a 52/53-week fiscal year ending on the last Sunday in December. The 1995, 1996 and 1997 fiscal years consisted of 53, 52 and 52 weeks, respectively.

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (FAS 131"), was issued. FAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements. FAS 131 is effective for financial statements for periods beginning after December 15, 1997 and will only impact the presentation of the financial statements for such future periods.

Cash and Cash Equivalents

     The Company considers all money market investment instruments and certificates of deposit with maturities of three months or less to be cash equivalents for the purpose of preparing the accompanying statements of cash flows. At December 31, 1995, December 29, 1996 and December 28, 1997, cash equivalents included $6.4 million, $10.9 million and $23.2 million, respectively, of domestic commercial paper.

     The Company does not believe it is exposed to any significant credit risk on money market investments with commercial banks, because its policy is to make such deposits only with highly rated institutions.

     Bank overdrafts represent checks issued on zero balance bank accounts which do not have a formal right of offset against the Company's other bank accounts. These amounts have not yet cleared the bank and are presented as a current liability in the accompanying financial statements.

Accounts Receivable

     Accounts receivable consists primarily of amounts due from franchisees related to royalties, rents and miscellaneous equipment sales. The accounts receivable balances are stated net of reserves for doubtful accounts.

     A summary of changes in the allowance for doubtful accounts is as follows (in thousands):

                                       December 31,   December 29,   December 28,
                                           1995           1996           1997
                                       ------------   ------------   ------------
   Balance, beginning of period..       $ 2,093        $ 2,078         $ 1,457
   Provisions....................           720            816           2,423
   Recoveries....................           101          1,193             340
   Write-offs....................          (836)        (2,630)           (180)
                                         ------        -------          ------
   Balance, end of period........        $2,078        $ 1,457          $4,040
                                         ======        =======          ======

Notes Receivable

     Notes receivable consists primarily of notes from franchisees and third parties to finance acquisitions of certain restaurants from the Company and to finance certain past due royalties, rents, interest or other amounts due. The Company has also provided financial support to certain franchisees in converting their restaurants to the Popeyes concept. The current portion of notes receivable of $0.6 million and $0.8 million, as of December 29, 1996 and December 28, 1997, respectively, are included in current accounts and notes receivable. The notes receivable balances are stated net of allowances for uncollectibility. The negative provision of $1.2 million in 1997 relates to several fully reserved notes that were ultimately collected in 1997.

     A summary of changes in the allowance for uncollectible notes is as follows (in thousands):

                                       December 31,   December 29,   December 28,
                                           1995           1996           1997
                                       ------------   ------------   ------------
   Balance, beginning of period..       $ 4,618        $ 3,371        $ 1,871
   Provisions....................             -              -         (1,209)
   Recoveries....................            11             20            232
   Write-offs....................        (1,258)        (1,520)          (310)
                                        -------        -------        -------
   Balance, end of period........       $ 3,371        $ 1,871        $   584
                                        =======        =======        =======

Inventories

     Inventories, consisting primarily of food items, packaging materials, and restaurant equipment, are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property and Equipment

     Property and equipment is stated at cost, including capitalized interest and overhead incurred throughout the construction period for certain assets. Provisions for depreciation and amortization are made principally on the straight-line method over the estimated useful lives of the assets or, in the case of leases, the term of the applicable lease, if shorter. The ranges of estimated useful lives used in computing depreciation and amortization are as follows:

               Asset Classification               Number of Years
               --------------------               ---------------
     Buildings..............................           7 - 20
     Equipment..............................           3 - 8
     Leasehold improvements.................           3 - 15
     Capital lease buildings and equipment..           3 - 20

Intangible Assets

     Intangible assets consist primarily of franchise value and trademarks and reorganization value in excess of amounts allocable to identifiable assets ("Goodwill"). These assets are being amortized on a straight-line basis. The estimated useful lives used in computing amortization are as follows:

               Asset Classification               Number of Years
               --------------------               ---------------
     Franchise value and trademarks.........           20 - 35
     Goodwill...............................             20
     Other..................................           10 - 20

Long-Lived Assets

     Management periodically reviews the performance of restaurant properties. If it is determined that a restaurant will be closed, a provision is made to adjust the carrying value of the restaurant's property and equipment to net realizable values. Property held for sale includes closed restaurant properties and other corporate property held for sale and is recorded at its estimated net realizable value.

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". It is the Company's policy to evaluate (i) operating restaurant properties on a market basis, (ii) other assets such as assets held for sale and income producing assets on an individual property basis and (iii) identifiable intangible assets based on the cash flows from the underlying operations which generated the intangible asset. The identifiable cash flows of long-lived assets and their carrying values were compared to estimates of the recoverability of the asset values. No significant impairment losses were recorded in 1995, 1996 or 1997 resulting from the implementation of SFAS No. 121.

Stock-Based Employee Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under APB No. 25. If APB No. 25 is used by an entity, SFAS No. 123 requires supplemental disclosure to show the effects of using SFAS No. 123 for stock option issuances effective after December 15, 1994. The Company continues to account for stock options under APB No. 25. Had compensation expense for all of the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income (loss) would have been reduced or (increased) to the following pro forma amounts (in thousands):

                                For           For           For
                            Year Ended     Year Ended    Year Ended
                           December 31,   December 29,  December 28,
                               1995           1996          1997
                           -------------  ------------  ------------
     Net income (loss):
       As reported.......    $(8,827)        $3,395       $11,000
       Pro Forma.........     (8,827)         3,310        11,528

     Because the SFAS No. 123 method of accounting has not been applied to options issued prior to December 15, 1994, the resulting pro forma compensation expense may not be representative of that to be expected in future years. The fair value of options granted in 1995 was calculated to be zero under the "minimum value" method described below; therefore, the net loss for the year ended December 31, 1995 would not have been affected by SFAS No. 123.

     The fair value of each option is estimated on the date of grant using the "minimum value" method with the following weighted-average assumptions used for grants in 1995, 1996 and 1997: risk-free interest rate of approximately 6.0%; expected lives of approximately 12 years, 10 years and 7 years for the 1992 Stock Option Plan, the 1996 Performance-based Stock Option Plan and the 1996 Stock Option Plan, respectively (See Note 11).

Revenues from Franchising

    The Company generates revenues from franchising through the following agreements with its franchisees:

    FRANCHISE AGREEMENTS. In general, the Company's franchise agreements provide for the payment of a franchise fee for each opened franchised restaurant. The franchise agreements also generally require the franchisees to pay a royalty ranging from 4% to 5% to the Company and an advertising fund contribution of 3% for Popeyes, 4% for Churchs and 1% for Chesapeake based on net restaurant sales. Certain franchise agreements provide for lower royalties and advertising fund contributions.

     DOMESTIC DEVELOPMENT AGREEMENTS. Domestic development agreements provide for the development of a specified number of restaurants within a defined domestic geographic territory in accordance with a schedule of restaurant opening dates. Development schedules generally cover three to five years and typically have benchmarks for the number of restaurants to be opened and in operation at six to twelve month intervals. Development agreement payments are made when the agreement is executed and are nonrefundable.

     INTERNATIONAL DEVELOPMENT AGREEMENTS. International development agreements are similar to domestic development agreements but pertain to franchised restaurants in jurisdictions outside of the United States. In that regard, these agreements include provisions to address the international aspects of the franchise agreement (foreign currency exchange, taxation, dispute resolution, etc.). These agreements generally include a territorial fee related to establishing the franchise in a new country. International development agreement payments and related territorial fees are received when the agreement is executed and are nonrefundable.

     Franchise fees, domestic development fees and international development fees are recorded as deferred revenues when received and are recognized as revenue when the restaurants covered by the fees are opened and/or all material services or conditions relating to the fees have been substantially performed or satisfied by the Company. Royalties, are recorded as revenues by the Company when the restaurant sales by the franchisee occurs.

Revenues from Manufacturing

     The Company's revenues from manufacturing consist primarily of sales of proprietary gas fryers and other custom-fabricated restaurant equipment from its manufacturing business to distributors and franchisees.

Other Revenues

     The Company's other revenues consist of net rental income from properties owned and leased by the Company which are leased or subleased to franchisees and third parties and interest income earned on notes receivable from franchisees and third parties.

Self-Insurance Programs

     The Company maintains insurance plans for general and auto liability insurance, employee medical insurance and workers' compensation insurance, except for workers' compensation liabilities in the state of Texas, where the Company is self-insured against such liabilities. All of the Company's insurance programs, including its self-insured liabilities, have provisions which limit the Company's exposure on a per-incident basis.

     The Company has established reserves with respect to the above described programs based on the estimated total losses the Company will experience. The portion of the reserves for the amount of claims expected to be settled during the succeeding year are included in accrued expenses in the accompanying balance sheets, and the balance of the reserves are included in other liabilities. The Company's insurance reserves are partially collateralized by letters of credit and/or cash deposits.

International Operations

     As of December 28, 1997, the Company franchises 468 restaurants to franchisees in 23 foreign countries and plans to expand its foreign franchising program significantly in the future. The Company does not own any property, operate any restaurants or have equity ownership in any companies that are located in foreign countries. Included in the Company's revenues are foreign franchise royalties and other fees that are based, in part, on sales generated by its foreign franchised restaurants, including a significant number of franchised restaurants in Asia. Therefore, the Company is exposed, to a limited degree, to changes in international economic conditions and currency fluctuations. The Company has not historically and did not at the end of 1997 maintain any hedges against foreign currency fluctuations. Losses recorded by the Company during the past three years related to foreign currency fluctuations have not been material to the Company's results of operations. For fiscal years 1995, 1996 and 1997, royalties and other revenues from foreign franchisees represented 2.2%, 2.4% and 2.4%, respectively, of total revenues of the Company.

2. EQUITY INVESTMENT

     On April 11, 1996 ("Closing"), a private investor group (the "Investor Group") and the Company executed a stock purchase agreement in which the Investor Group purchased approximately 21.1 million shares of AFC common stock for a purchase price of $70.0 million (the "Recapitalization"). As a result of this purchase, the Investor Group became the majority common shareholder of AFC with 58.33 percent of the Company's common stock on a fully diluted basis.

     With the proceeds from the sale of common stock, the Company retired approximately $64.0 million of its Tranche A and B debt and paid transaction fees in the amount of approximately $6.0 million. The remaining Tranche A and B debt was refinanced into a new term loan and the Company's 8% Preferred Stock was exchanged for new 10% Preferred Stock. The new 10% Preferred Stock was subsequently repaid pursuant to a debt offering completed in May 1997 (Note 8 of these financial statements discusses these transactions in more detail).

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

     Current assets and current liabilities: The carrying value approximates fair value due to the short term maturity of these items.

     Long-term notes receivable: The fair value of long-term notes receivable approximates the carrying value as management believes the respective interest rates are commensurate with the credit and interest rate risks involved. In addition, management maintains reserves for doubtful note receivable accounts (See Note 1).

     Long-term debt: The fair value of the Company's Term Loans, Lines of Credit and Other notes (See Note 8) are based on secondary market indicators. Since these debt instruments are not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying value approximates fair value. The fair value of the Company's 10.25% Senior Subordinated Notes (See Note 8) is based on quoted market prices.

     The carrying amount and fair value of the Company's 10.25% Senior Subordinated Notes at December 29, 1996 and December 28, 1997 are as follows (in thousands):

                                             1996                   1997
                                   -------------------     ---------------------
                                   Carrying      Fair      Carrying      Fair
                                   Value         Value     Value         Value
                                   --------      -----     --------      ------
  10.25% Senior
     Subordinated Notes            $    -        $   -     $175,000     $184,625

4. INVENTORIES

     The major components of inventory are as follows (in thousands):

                                                                 December 29,    December 28,
                                                                     1996          1997
                                                                 ------------    ------------
   Food items, food preparation
     and packaging materials............................          $  2,578          $  2,390
   Restaurant equipment.................................             1,383             2,057
                                                                  --------          --------
                                                                  $  3,961          $  4,447
                                                                  ========          ========

5. PROPERTY AND EQUIPMENT

     The major components of property and equipment are as follows (in thousands):

                                        December 29,  December 28,
                                            1996          1997
                                        ------------  ------------
   Owned properties:
     Land.............................    $ 44,933      $ 40,491
     Buildings........................      67,526        65,423
     Equipment........................      79,951       113,715
     Leasehold improvements...........      36,384        42,260
     Construction work in process.....       4,892         5,336
     Properties held for sale.........       5,116         2,960
   Capital leases:
     Buildings........................       4,238         3,863
     Equipment........................      24,336        21,514
                                          --------      --------
                                           267,376       295,562
   Less: accumulated depreciation and
         amortization.................      78,153        87,755
                                          --------      --------
                                          $189,223      $207,807
                                          ========      ========

     Depreciation and amortization expense related to property and equipment was approximately $22.8 million, $25.0 million and $27.2 million for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively.

6. INTANGIBLE ASSETS

     Intangible assets consist of the following (in thousands):

                                        December 29,  December 28,
                                            1996          1997
                                        ------------  ------------
   Franchise value and trademarks....      $110,000      $124,116
   Goodwill..........................         5,642         4,765
   Other.............................         3,729         2,771
                                           --------      --------
                                            119,371       131,652
   Less:   accumulated amortization..        25,160        31,379
                                           --------      --------
                                           $ 94,211      $100,273
                                           ========      ========

     Amortization expense for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, was approximately $5.9 million, $5.9 million and $6.6 million, respectively.

7. OTHER LIABILITIES

     A summary of other liabilities is as follows (in thousands):

                                        December 29,  December 28,
                                            1996          1997
                                        ------------  ------------
   Insurance reserves............         $11,928       $11,015
   Deferred franchise revenues...           4,743         7,143
   Litigation and environmental..           9,267         7,393
   Other.........................           7,497         6,357
                                          -------       -------
                                          $33,435       $31,908
                                          =======       =======

8. LONG-TERM DEBT

     As a result of the Recapitalization (See Note 2), the Company's term loan and revolving line of credit agreements with Canadian Imperial Bank of Commerce ("CIBC") were amended and restated effective April 11, 1996. In connection therewith, the Company wrote off the unamortized balances of debt discounts associated with the Tranche A and B term loans and other unamortized debt-related costs. The write-off of such balances is included as an extraordinary loss in the accompanying statements of operations. A new credit agreement was entered into in conjunction with the Recapitalization (the "1996 Term Loan") whereby the remaining indebtedness after repayment of approximately $64.0 million of Tranche A and B term debt was refinanced into a new term loan and revolving credit facility. Debt issuance costs of $0.2 million were incurred during the refinancing.

     In May 1997, the Company completed a debt offering of $175.0 million of Senior Subordinated Notes (the "Notes") under Rule 144A of the Securities Act of 1933, as amended (the "Rule 144A Offering"). In connection with the Rule 144A Offering, the Company also entered into a new $175.0 million Senior Secured Credit Facility (the "1997 Credit Facility") whereby the Company was provided with a $50.0 million term loan (the "1997 Term Loan"), a $25.0 million revolving credit facility ("Revolving Facility") and a $100.0 million facility to be used for future acquisitions ("Acquisition Facility"). The 1997 Term Loan and the Notes were funded at closing, providing $225.0 million which was used to repay the existing balances under the Company's 1996 Term Loan, repay and retire the 10% Preferred Stock, repay certain capital lease obligations, pay fees and expenses associated with the above described transactions and provide working capital.

     A summary of the Company's long-term debt is as follows (in thousands):

                                        December 29,  December 28,
                                            1996          1997
                                        ------------  ------------
  Term Loans:
     1997 Term Loan.................      $      -      $ 49,000
     1996 Term Loan.................       127,139             -
  Lines of Credit:
     Revolving Facility.............             -             -
     Acquisition Facility...........             -             -
  10.25% Senior Subordinated Notes..             -       175,000
  Other notes.......................         1,072         1,143
                                          --------      --------
                                           128,211       225,143
       Less: current maturities.....         6,405         4,993
                                          --------      --------
                                          $121,806      $220,150
                                          ========      ========

     The following is a schedule of the aggregate maturities of long-term debt as of December 28, 1997, for each of the succeeding five years and thereafter (dollars in thousands):


     YEAR                                           AMOUNT
     ----                                           ------
     1998.....................................    $  4,993
     1999.....................................       7,637
     2000.....................................      12,275
     2001.....................................       7,698
     2002.....................................      17,540
     Thereafter...............................     175,000
                                                  --------
                                                  $225,143
                                                  ========

     The Company's 1997 Term Loan and certain letter of credit facilities described below were provided by various financial institutions some of which hold a minority of the common stock of the Company.

1997 Credit Facility

     The 1997 Credit Facility bears interest, at the Company's election, at either (i) a defined base rate plus 1.25% per annum or (ii) LIBOR plus 2.25% per annum, subject to reduction based on the achievement of certain leverage ratio levels commencing on the first anniversary of the closing of the 1997 Credit Facility. At December 28, 1997, the interest rate ranged from 7.97 to
8.13 percent. The Company is obligated to pay commitment fees of 0.5% per annum (subject to reduction based on the achievement of certain leverage ratio levels, commencing on the first anniversary of the closing of the 1997 Credit Facility) on the unused portions of the Acquisition Facility and the Revolving Facility from time to time, as well as a customary annual agent's fee. Fees relating to the issuance of letters of credit under the Revolving Facility will include a fee equal to the then applicable margin over LIBOR plus a fronting fee of 0.25% per annum (payable to the issuing institution) based on the face amount of letters of credit, plus standard issuance and administrative charges.

     The 1997 Term Loan is payable in quarterly installments ranging from $1.0 to $7.5 million beginning September 1997 and matures in June 2002.

     In addition to the scheduled amortization, the Company is required to make prepayments on the 1997 Credit Facility under certain conditions, including without limitation, upon certain asset sales or issuance of debt or equity securities. The Company is also required to make annual prepayments on the 1997 Credit Facility in an amount equal to a percentage of excess cash flow (as defined) beginning with fiscal year 1998. During the fiscal year ended December 28, 1997, there were no prepayments required to be made by the Company under the agreement.

     The Company may borrow under the Acquisition Facility from time to time through the second anniversary of the closing. Amounts outstanding under the Acquisition Facility on the second anniversary of the closing will be converted to a term loan due in full on the fifth anniversary of the closing. In addition, the Company will be required to make scheduled annual amortization payments on the term portion of the Acquisition Facility. At December 28, 1997, there were no outstanding borrowings under the Acquisition Facility.

     Under the terms of the Revolving Facility, the Company may borrow and obtain letters of credit up to an aggregate of $25.0 million. At December 28, 1997, there were no short-term borrowings outstanding and $13.1 million of outstanding letters of credit leaving unused revolving credit available for short-term borrowings and letters of credit of $11.9 million.

     The 1997 Credit Facility is secured by a first priority security interest in substantially all of the Company's assets (subject to certain exceptions). Any future material subsidiaries of the Company will be required to guarantee the 1997 Credit Facility and the Company will be required to pledge the stock of such subsidiaries to secure the facility.

     The 1997 Credit Facility contains certain financial covenants, including, but not limited to, covenants related to minimum fixed charge coverage, minimum cash interest coverage and maximum leverage. In addition, the 1997 Credit Facility contains other affirmative and negative covenants relating to, among other things, limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions and payments on subordinated debt), mergers and acquisitions, sales of assets, leases and transactions with affiliates. The 1997 Credit Facility contains customary events of default, including certain changes of control of the Company. At December 28, 1997, the Company was in compliance with all covenants.

10.25% Senior Subordinated Notes

     In August 1997, the Notes issued pursuant to the Rule 144A Offering were exchanged for $175.0 million of publicly registered 10.25% Senior Subordinated Notes (the "Senior Notes"). The Senior Notes contain substantially the same provisions as the Notes. The Senior Notes bear interest at 10.25 percent per annum and interest will be due and payable on May 15 and November 15 of each year, commencing on November 15, 1997. The Senior Notes mature on May 15, 2007 and will not be redeemable prior to May 15, 2002. On or after such date, the Senior Notes will be subject to redemption, at the option of the Company, in whole or in part, at any time before maturity. The Senior Notes are redeemable at prices set forth in the agreement, plus accrued and unpaid interest to the date of redemption.

     The Senior Notes are unsecured and rank subordinate in right of payment to all existing and future Senior Indebtedness, as defined, of the Company including all indebtedness under the 1997 Credit Facility and the Company's capital lease obligations.

     The Indenture restricts, among other things, the ability of the Company and its subsidiaries a) to incur additional indebtedness and subsidiary preferred stock, b) to sell assets and to use the proceeds from asset sales, c) to engage in certain transactions with affiliates and d) to pay dividends, make certain investments and make other restricted payments, as defined. At December 28, 1997, the Company was in compliance with all covenants.

Debt Issuance Costs

     In connection with the 1997 Credit Facility and the Notes, the Company incurred approximately $10.7 million in debt issuance costs which were capitalized. These costs are being amortized into interest expense over a period of 5 to 10 years. Amortization is calculated using the straight-line method. The unamortized balance is included in other assets in the accompanying balance sheets.

9. LEASES

     The Company maintains leases covering restaurant land and building properties, computer software, hardware and other equipment which expire on various dates through 2016 and generally require additional payments for property taxes, insurance and maintenance. Certain leases provide for rentals based upon a percentage of sales by Company-operated restaurants in addition to the minimum annual rental payments. Future minimum payments under capital and operating leases, as of December 28, 1997 are as follows (in thousands):

                                                   Capital  Operating
                                                   Leases    Leases
                                                   -------  ---------

1998.............................................  $ 7,628    $10,360
1999.............................................    6,330      8,728
2000.............................................    4,178      7,483
2001.............................................    1,985      6,762
2002.............................................      495      5,896
Thereafter.......................................    3,560     16,652
                                                   -------    -------
     Future minimum lease payments...............   24,176    $55,881
                                                              =======
     Less: amounts representing interest.........    5,437
                                                   -------
     Total obligations under capital leases......   18,739
     Less: current portion.......................    6,001
                                                   -------
     Long-term obligations under capital leases..  $12,738
                                                   =======

     On August 29, 1997, the Company repaid certain capital lease obligations totaling $16.7 million. The Company used a portion of the proceeds from the refinancing transaction that took place during the second quarter of 1997 to repay these capital lease obligations (See Note 8).

     Rent expense for operating leases for the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997, amounted to $10.8 million, $9.9 million and $11.0 million, respectively, including percentage rents of $0.6 million, $0.7 million and $0.7 million, respectively.

     As of December 28, 1997, the Company leases restaurant properties with an aggregate book value of $17.1 million to certain franchisees and others. Some of these properties are owned by the Company and others are leased from third parties. Rental income from these leases was approximately $7.0 million, $6.4 million and $7.5 million for the fiscal years ended in 1995, 1996 and 1997, respectively, and was primarily based upon a percentage of restaurant sales. The lease terms under these agreements expire on various dates through 2027.

10. INCOME TAXES

     The components of income tax expense (benefit) included in the statements of operations are as follows (dollars in thousands):

                                                     For              For             For
                                                 Year Ended       Year Ended      Year Ended
                                                December 31,     December 29,    December 28,
                                                    1995             1996            1997
                                                ------------     ------------    ------------
Current income tax expense consists of:
  Federal.....................................    $   210           $   363        $  1,557
  State/foreign...............................      1,691             1,747           3,105
                                                  -------           -------        --------
     Total....................................      1,901             2,110           4,662
                                                  -------           -------        --------

Deferred income tax expense (benefit)
consists of:
  Federal.....................................     (4,322)            1,857           4,338
  State.......................................       (548)           (1,477)           (475)
                                                  -------           -------        --------
     Total....................................     (4,870)              380           3,863
                                                  -------           -------        --------

     Income tax expense (benefit).............   $(2,969)           $ 2,490        $  8,525
                                                  =======           =======        ========

     The Company does not currently own or participate in the ownership of any material non-U.S. operations and does not file income tax returns with any foreign jurisdictions. However, applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are eligible for credit against the Company's U.S. income tax liabilities.

     A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                 For               For            For
                                              Year Ended       Year Ended     Year Ended
                                             December 31,     December 29,   December 28,
                                                 1995             1996           1997
                                             ------------     ------------   ------------
  Statutory Federal income tax expense
       (benefit) rate...................         (34.0%)          34.0%          35.0%
  Non-deductible expenses...............           1.9             3.7            2.4
  State/foreign income tax expense......           5.8             4.6            4.2
  Other.................................           1.1               -            2.0
                                             ------------     ------------   ------------
       Effective income tax expense
            (benefit) rate..............        (25.2%)           42.3%          43.6%
                                             ============     ============   ============

     Significant components of the Company's net deferred tax asset and net deferred tax liability were as follows (dollars in thousands):

                                                   December 29,   December 28,
                                                       1996           1997
                                                   ------------   ------------
Current deferred tax asset (liability):
  Accrued vacation...............................      $    684       $    582
  Other accruals.................................             -             80
                                                       --------       --------
       Total current deferred tax asset..........           684            662
                                                       --------       --------

Noncurrent deferred tax asset (liability):
  Franchise value and trademarks.................      $(32,683)      $(30,639)
  Property, plant and equipment..................         1,845          3,171
  Net operating loss and tax credit
       carryforwards.............................        16,288          7,485
  Deferred compensation..........................         1,078          1,909
  Insurance accruals.............................         7,873          6,944
  Litigation/environmental accruals..............         3,509          2,774
  Reorganization costs...........................         4,427          4,427
  Allowance for doubtful accounts and
       uncollectible notes.......................         1,255          1,515
  Deferred franchise fee revenue.................         1,779          2,679
  Other items, net...............................           (64)         1,201
                                                       --------       --------
       Net noncurrent deferred tax asset.........         5,307          1,466
                                                       --------       --------

       Net deferred tax asset....................      $  5,991       $  2,128
                                                       ========       ========

     Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future reversals of existing temporary differences and future taxable income.

     As of December 28, 1997, the Company has recognized net operating losses ("NOLs") and tax credit carryforwards in the amounts of $7.7 million and $3.8 million, respectively, against its net deferred tax liabilities. The Company's NOLs of $7.7 million expire in 2005, and the $3.8 million of tax credit carryforwards expire from 2001 through 2012. The Internal Revenue Service has not reviewed the Company's federal income tax returns for years past 1990.


     On November 5, 1992, the Company acquired its current business from a debtor in a bankruptcy reorganization. This reorganization constituted an "ownership change" under Section 382 of the Internal Revenue Code of 1986, as amended. As a result, utilization of the pre-November 5, 1992 NOLs and tax credit carryforwards is subject to an annual limit of approximately $4.0 million of NOLs or $1.4 million of credits (but not both). The Company believes that the
Section 382 limitations arising from the November 5, 1992 ownership change or any subsequent ownership changes should not prevent the ultimate utilization of any existing NOLs and tax credit carryforwards arising both before and after November 5, 1992.

11. STOCK OPTION PLANS

The 1992 Stock Option Plan

     The 1992 Stock Option Plan is a nonqualified stock option plan authorizing the issuance of options to purchase approximately 1.8 million shares of the Company's common stock. The options currently granted and outstanding allow certain officers of the Company to purchase approximately 1.8 million shares of common stock at $0.08 per share and are exercisable at various dates beginning January 1, 1994. If not exercised, the options expire 15 years after the date of issuance. The options issued in 1992 under the 1992 Stock Option Plan were issued with option exercise prices below market value of the Company's common stock. In prior years, compensation expense of approximately $2.4 million related to certain options was being amortized over their respective vesting periods of 25.0 percent per year. During 1995, the Company accelerated the vesting of options granted to certain officers. In connection with this accelerated vesting, the Company recorded approximately $0.6 million of compensation expense in 1995 (See Note 16). For the fiscal year ended December 29, 1996, the Company recognized an immaterial amount of compensation expense related to certain of these options. For the year ended December 28, 1997, the Company did not recognize any compensation expense related to these options. As of December 28, 1997, 1,527,854 options were exercisable.

     Pursuant to certain anti-dilution provisions, in April 1996, the 1992 Stock Option Plan was amended whereby the option price was reduced from $0.10 per share to $0.08 per share. In connection with the price reduction per share, approximately 0.4 million additional options were issued to the officers currently holding options under this plan. The Company did not recognize compensation expense with respect to the reduction of the option price and the issuance of the 0.4 million options.

The 1996 Performance-Based Stock Option Plan

     In April 1996, the Company executed the Nonqualified Performance Stock Option Plan ("1996 Performance-Based Stock Option Plan"). This plan currently authorizes the issuance of approximately 2.7 million options to purchase one share each of AFC's common stock at prices ranging from $3.317 to $4.95 per share. At December 28, 1997, the weighted average exercise price was $3.41 per share. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 2.7 million shares of common stock. Vesting, as defined in the stock option agreement, is based upon the Company achieving annual levels of earnings before interest, taxes, depreciation and amortization, as defined in the stock option agreement, over fiscal year periods beginning with fiscal year 1996 and ending with fiscal year 2000. If not exercised, the options expire ten years from the date of issuance. At December 28, 1997, the weighted average contractual life of these options was 8.5 years. Under this plan, compensation expense will be determined and recorded when and if the employees vest in their respective options. During the fiscal year ended December 29, 1996 and December 28, 1997, the Company recorded approximately $0.8 million and $2.2 million, respectively, in compensation expense related to the options which vested in 1996 and 1997 under this plan. As of December 28, 1997, 1,051,358 options were exercisable.

The 1996 Stock Option Plan

     Also in April 1996, the Company executed the Nonqualified Stock Option Plan ("1996 Stock Option Plan"). This plan authorizes the issuance of approximately
1.8 million options. The Company granted approximately 0.3 million options in 1996 at $3.317 per share whereby the compensation expense associated with this grant was immaterial. In 1997, the Company granted approximately 0.3 million options at $4.95 per share, which was the market value of the Company's common stock at the date of grant. At December 28, 19978, the weighted average price per share was $4.11. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 0.6 million shares of common stock, which vest at 25% per year beginning April 1997. If not exercised, the options expire seven years from the date of issuance. At December 28, 1997, the weighted average contractual life of these options was 6.1 years. As of December 28, 1997, 84,100 options were exercisable.

A Summary of Plan Activity

     A summary of the status of the Company's three stock option plans at December 29, 1996 and December 28, 1997 and changes during the years is presented in the table and narrative below:

                                                         1996               1997
                                                   -----------------  -----------------
                                                   Shares   Wtd.Avg.  Shares   Wtd.Avg.
                                                   (000's)  Ex.Price  (000's)  Ex.Price
                                                   -------  --------  -------  --------
Outstanding at beginning of year.................   1,397    $  .10    4,643    $ 2.06
 Granted options.................................   3,413      2.93      496      4.95
 Exercised options...............................      (5)      .08      (75)      .08
 Forfeited options...............................    (162)     3.32      (51)     2.61
                                                   ------             ------
 Outstanding at end of year......................   4,643      2.06    5,013      2.36
                                                   ------             ------

 Exercisable at end of year......................   2,063       .84    2,663      1.48

 Weighted average fair value of options granted
     (See Note 1)................................            $ 1.65             $ 1.69

     Approximately 3.0 million and 0.5 million options granted in 1996 and 1997, respectively, were at prices that equaled the market price of the common stock at the grant date.

12. OTHER EMPLOYEE BENEFIT PLANS

Pre-Tax Savings and Investment Plan

     The Company maintains a qualified employee benefit plan under Section 401(k) of the Code for the benefit of employees meeting certain eligibility requirements. Under the plan, employees may contribute up to 16.0 percent of their eligible compensation to the plan on a pre-tax basis and the Company may make both voluntary and matching contributions to the plan. The Company expensed approximately $0.2 million during 1995, 1996 and 1997 for its contributions to the plan.

Executive Retirement and Benefit Plans

     During 1994, the Company adopted a nonqualified retirement, disability and death benefit plan for certain employees. Retirement benefits under this plan are unfunded and cover certain executive officers. Annual benefits are equal to 30 percent of the executive's average base compensation for the five years preceding retirement. The benefits are payable in 120 equal monthly installments following the executive officers' retirement date. Death benefits under this plan cover certain executive officers and are up to five times the officer's base compensation during the time of employment. The Company has the discretion to increase the employee's death benefits. Death benefits are funded by split dollar life insurance arrangements. The accumulated benefit obligation related to this plan was approximately $0.7 million, $1.0 million and $1.2 million as of December 31, 1995, December 29, 1996 and December 28, 1997, respectively.

     Expense for the retirement plan for the years ended December 31, 1995, December 29, 1996, and December 28, 1997, was approximately $0.3 million, $0.3 million and $0.2 million, respectively.

     The Company's assumptions used in determining the plan cost and liabilities include a discount rate of seven and one-half percent per annum in 1995, 1996 and 1997 and a five percent rate of salary progression in 1995, 1996 and 1997.

     The Company also provides post-retirement medical benefits (including dental coverage) for certain retirees and their spouses. This benefit begins on the date of retirement and ends after 120 months or upon the death of both parties. The accumulated post-retirement benefit obligation for the plan as of December 29, 1996, and December 28, 1997, was approximately $0.3 million and $0.2 million, respectively, and the net periodic expense for the medical coverage continuation plan for 1995, 1996 and 1997 was approximately $44,000 and $71,000, and $204,500, respectively.

13. RELATED PARTY TRANSACTIONS

     In 1995 and 1996 the Company received legal services from a law firm associated with a member of the Company's Board of Directors. During the fiscal years ended December 31, 1995 and December 29, 1996, the total amount paid to this law firm was $0.9 million and $0.5 million, respectively.

     In April 1996, the Company loaned certain officers of the Company an aggregate of $4.5 million to pay personal withholding tax liabilities incurred as a result of the $10.0 million executive compensation award (See Note 16). All the individual notes have similar terms. The notes bear interest at 6.25% per annum with principal and interest payable at the end of the term of the note which is approximately seven and one half years from the date of issuance. Each note is secured by the common stock awarded to the officers. At the date of issuance, a discount was recorded to present the notes at fair market value. Accordingly, compensation expense was recognized in an amount of $0.9 million for the fiscal year ended December 29, 1996. The note receivable balance, net of the unamortized discount, and interest receivable balance as of December 29, 1996 and December 28, 1997 are included as a reduction to shareholders' equity in the accompanying balance sheets and statements of shareholders' equity (deficit) since the common stock awarded to the officers secures payment of the individual notes.

14. COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The three most senior executives and the Company have entered into employment agreements containing customary employment terms which provide for an annual base salary, subject to annual adjustment by the Board of Directors, an annual incentive bonus, stock options, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements terminate in 2000, unless earlier terminated or otherwise renewed, pursuant to the terms thereof. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the executive would be entitled to, among other things, one to two-and-one-half times their base annual salary and the bonus payable to the individual for the fiscal year in which such termination occurs. Under the agreements, upon (i) a change of control of the Company, (ii) a significant reduction in the executive's responsibilities, title or duties or
(iii) the relocation of the Company's principal office more than 45 miles from its current location, the executive may terminate his employment and would be entitled to receive, among other things, the same severance pay he would have received had his employment been terminated by the Company without cause.

Chicken Supply Contracts

     The Company's and its franchisees' principal raw material is fresh chicken. The Company maintains purchase agreements with its fresh chicken suppliers that provide for a "ceiling", or highest price, and a "floor", or lowest price, that the Company will pay for chicken over the contract term and the ceilings are generally set at prices above the current market price. Such supply contracts are generally for one to two years. The Company recognizes chicken cost of sales at the amounts paid under the contracts. For the periods presented, the Company has not experienced any material losses as a result of these contracts.

Litigation

     The Company has been named as a defendant in various actions arising from its normal business activities in which damages in various amounts are claimed. The Company has established reserves in the accompanying balance sheets to provide for the defense and settlement of current litigation and management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

     In July 1997, CP Partnership ("CP") filed a complaint against the Company alleging patent infringement regarding the design of the proprietary gas fryer manufactured by the Company's manufacturing division. While the ultimate liability in this matter is difficult to assess, it is management's belief that the final outcome will not have a material adverse effect on the Company's financial condition or results of operations.

Environmental Matters

     Approximately 200 of the Company's owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks ("USTs") and some of these properties may currently contain abandoned USTs. As a result of the use of oils and solvents typically associated with automobile repair facilities and gas stations, it is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable Federal and state environmental laws, the Company, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination. As a result, after an analysis of its property portfolio, including testing of soil and groundwater at a representative sample of its facilities, the Company believes that it has accrued adequate reserves for environmental remediation liabilities. While the Company is currently not subject to any administrative or court order requiring remediation at any of its properties, the Company is considering active remediation at a limited number of facilities containing USTs.

Information Technology Outsourcing

     The Company entered into an agreement with IBM Global Services, a division of IBM ("IGS") commencing on August 1, 1994, for a ten-year term, to outsource the Company's information technology, programming and computer operations. This agreement allows the Company to update its corporate and restaurant systems with state-of-the-art computer software and hardware. IGS will guarantee levels of performance, maintain the operating systems and hardware, perform applications development and maintenance, and provide other administrative, management and support functions. Initially, IGS purchased the hardware and software under the outsourcing contract and leased the hardware and software to the Company which the Company recorded as capital leases. In August 1997, the Company purchased from IGS certain hardware and software for approximately $16.7 million which were formerly accounted for as capital leases.

     Future minimum payments under this agreement, exclusive of payments included in Note 9 as capital lease payments for systems installed as of December 28, 1997, are as follows at that date (in thousands):

          YEAR                                     AMOUNT
          ----                                     ------
          1998..................................  $ 8,489
          1999..................................    6,925
          2000..................................    5,089
          2001..................................    4,170
          2002..................................    5,055
          Thereafter............................    9,585
                                                  -------
                                                  $39,313
                                                  =======

     It is estimated that the remaining payments due under the contract of approximately $39.3 million will be reflected as restaurant operating or general and administrative costs and expenses.

     Operating expenses of approximately $9.0 million, $7.5 million and $8.1 million related to the outsourcing contract have been included in the statements of operations for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively.

Year 2000 Compliance

     The outsourcing agreement between the Company and IGS referred to above was executed to, among other things, enhance and upgrade the Company's corporate and restaurant computer systems. The Company believed this was necessary because its existing systems 1) did not provide adequate information to manage the business,
2) did not provide optimal control systems and 3) were not as efficient as systems using newer technology. During the process of upgrading its systems, which is scheduled for completion in 1998, the Company established procedures to ensure that its new systems were year 2000 compliant. Additionally in 1997, the Company formalized a plan to (i) analyze all of its financial and operating computer systems to ensure they are year 2000 compliant, (ii) test all of its computer systems and interfaces and (iii) take any corrective action necessary to eliminate problems at the beginning of the year 2000. This plan includes analysis of existing systems, new systems to be implemented in 1998 and 1999, systems used by its vendors and customers that are needed for the proper functioning of the Company's systems, and all other known Company processes that use computers to function. While the analyses phase of the plan has not been completed as of December 28, 1997, the Company believes that with the completion of its system upgrades, made in connection with the IGS contract, a significant portion of the potential year 2000 issues will be resolved. Although the analysis is not complete, the Company believes that the cost, if any, to make other systems year 2000 compliant will not be material to the Company's results of operations.

Formula Agreement

     The Company has a formula licensing agreement, as amended, (the "Formula Agreement"), with Alvin C. Copeland, the former owner of the Popeyes and Churchs restaurant systems, and Diversified Foods and Seasonings, Inc. ("Diversified"), which calls for the worldwide exclusive licensing to the Popeyes system of the spicy fried chicken formula and certain other ingredient used in Popeyes products. The Formula Agreement provides for monthly royalty payments of $237,500 until April 1999, and, thereafter, monthly royalty payments of $254,166 until March 2029. Total royalty payments were $2.9 million in the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997.

Supply Agreements

     The Company has a supply agreement with Diversified under which the Company is required to purchase certain propriety products made exclusively by Diversified. This contract expires in 2029 subject to further renewal.

     Supplies are generally provided to franchised and Company-operated restaurants in the Popeyes and Churchs systems pursuant to supply agreements negotiated by Popeyes Operators Purchasing Cooperative Association, Inc. ("POPCA") and Churchs Operators Purchasing Association, Inc. ("COPA"), respectively, each a not-for-profit corporation that was created for the purpose of consolidating the collective purchasing power of the franchised and Company-operated restaurants and negotiating favorable terms therefor. The purchasing cooperatives are not obligated to purchase, and do not bind their members to commitments to purchase, any supplies. Membership in each cooperative is open to all franchisees. Since 1995, the Company's franchise agreements related to Popeyes and Churchs have required that each franchisee joins its respective purchasing cooperative as a member. All Company-operated Popeyes and Churchs restaurants are members of POPCA or COPA, as the case may be. Substantially all of the Company's domestic Popeyes and Churchs franchisees participate in POPCA or COPA. COPA also purchases certain ingredients and supplies for Chesapeake franchised and Company-operated restaurants in order to further leverage the collective buying power of AFC.

Advertising Funds

     In accordance with the Popeyes and Churchs franchise agreements, advertising funds have been established (the "Advertising Funds") whereby the Company contributes a percentage of sales (generally 5%) to the Advertising Funds in order to pay for the costs of funding advertising and promotional activities. In accordance with the franchise agreement, the net assets and transactions of the Advertising Funds are not commingled with the working capital of the Company. The net assets and transactions of the Advertising Funds are, therefore, not included in the accompanying financial statements. The Company's contributions to the Advertising Funds are recorded in restaurant operating expenses in the accompanying financial statements.

License Agreement

     The Company currently has a number of domestic and international agreements with The Hearst Corporation, King Features Syndicate Division ("King Features") under which the Company has the exclusive license to use the image and likeness of the cartoon character "Popeye" (and certain companion characters such as "Olive Oyl") in connection with the operations of franchised and Company-operated Popeyes restaurants worldwide. Under the current agreements, the Company is obligated to pay King Features a royalty of 0.1% of the first $1.0 billion of Popeyes systemwide sales and 0.05% for the next $2.0 billion of such sales. The King Features agreements automatically renew annually.

Other Commitments

     The Company has guaranteed certain loans and lease obligations approximating $2.2 million and $1.9 million at December 29, 1996 and December 28, 1997, respectively.

15. SHAREHOLDERS' EQUITY TRANSACTIONS

     During 1993, the Company and its shareholders held discussions concerning the number of common shares issued to a minority shareholder and the effects on the shareholders' ownership interests resulting from the adoption of the 1992 Stock Option Plan discussed in Note 11. As a result of these discussions, certain stock options were granted to purchase 250,000 common shares at $0.01 per share. These options become exercisable at the same time the stock options issued to the Company's officers become exercisable. In 1996, these options were exercised by the minority shareholder.

16. EXECUTIVE COMPENSATION AWARD

     During 1995, the Board of Directors granted a special award of $10.0 million to the CEO of the Company and his designees contingent upon the happening of certain events related to a recapitalization of the Company. The award became payable at the time of the Recapitalization. This award was paid in 1996 in approximately 3.0 million shares of the Company's common stock valued at $3.317 per share, the market value of the Company's common stock at the date of issuance. As a result of the Recapitalization, certain senior executive officers became fully vested in certain stock options pursuant to the terms of the 1992 Stock Option Plan resulting in a recognition of $647,000 of compensation expense in 1995.

17. ACQUISITIONS AND DIVESTITURES

AFDC Transaction

     On March 24, 1997, the Company closed the AFDC Transaction whereby the Company sold the rights to operate 100 previously Company-operated restaurants in eight domestic markets to AFDC. The Company also sold the land, building and equipment for 51 of these restaurants, and it sold the building and equipment and leased the land for 49 of the restaurants to AFDC. The Company received approximately $19.9 million in cash, along with a warrant to acquire, for nominal consideration, a 5.0% equity interest in AFDC. As a result of this transaction, the Company recorded $2.5 million in franchise fees and approximately $5.3 million of gain associated with the sale of the property in the second quarter of 1997. Included in the $19.9 million payment was $1.0 million representing the development fees on an additional 100 restaurants which will be developed by AFDC over the next ten years. These development fees were deferred and will be taken into income as the restaurants open.

Chesapeake Bagel Bakery Acquisition

     On May 5, 1997, the Company acquired from the American Bagel Company all of the intangible assets related to the franchise business of Chesapeake Bagel Bakery, a bagel bakery restaurant chain. As a result of this acquisition, the Company became the franchisor of 158 franchised Chesapeake restaurants located primarily in Washington D.C., Maryland and Virginia. The net purchase price paid by the Company for Chesapeake was approximately $11.8 million, plus a potential earn out of up to $3.5 million. The net purchase price was funded with internal funds. The acquisition was accounted for as a purchase with the majority of the purchase price allocated to franchise value which isare being amortized straight-line over a thirty-five year life. The financial impact of Chesapeake is not expected to be material to the Company in the near-term.

18. SUBSEQUENT EVENTS

Pinetree Foods, Inc. Acquisition

     On February 10, 1998, the Company acquired all of the assets of 81 restaurant properties operated by Pinetree Foods, Inc. ("Pinetree") for a purchase price of approximately $24.0 million. Of the 81 restaurants, 66 will be converted to Popeyes Company-operated restaurants with the remaining restaurants to be closed concurrently with the purchase. The restaurants are primarily located in North and South Carolina and Georgia. The Company funded the purchase price with internal funds and the Acquisition Facility (See Note 8).

Seattle Coffee Company Acquisition

     On March 18, 1998, the Company acquired all of Seattle Coffee Company's ("SCC") common stock for a purchase price of approximately $70 million plus the assumption of approximately $5 million of debt. The Company paid approximately $41 million in cash funded by its Acquisition Facility (See Note 8) and approximately $29 million in AFC common stock. The transaction includes the acquisition of a roasting and packaging facility, 58 Company-operated cafes and 10 franchised cafes under the Seattle's Best and Torrefazione Italia brands, a wholesale business including 13 offices and more than 5,000 accounts and a Chicago distribution center which is scheduled to open in mid 1998. Included in the purchase price is a contingent out payment of up to $3.8 million, based upon SCC operations achieving a level of earnings, as defined in the agreement, over a 52-week period from October 1, 1997 to September 30, 1998.