Form 10-Q
period 1998-03-22
AFC ENTERPRISES INC
filed 1998-05-06
CIK 1041379

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 22, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                 For the transition period from..............to...............

                           Commission file number -

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

     Yes    x     No
          _____        _____


As of May 6, 1998, there were 36,286,438 shares of the registrant's Common Stock outstanding.

                            AFC ENTERPRISES, INC.
                                   INDEX


                                                                                        Page
PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations - For the Twelve
           Week Periods Ended March 22, 1998 and March 23, 1997 ....................     3

          Condensed Consolidated Balance Sheets - March 22, 1998 and
           December 28, 1997 .......................................................     4

          Condensed Consolidated Statements of Cash Flows - For the Twelve
           Week Periods Ended March 22, 1998 and March 23, 1997 ....................     5

          Notes to Condensed Consolidated Financial Statements .....................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations ..............................................................     9

PART 2    OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds ................................     17

Item 6.   Exhibits and Reports on Form 8-K .........................................     17

                  (a) Exhibits .....................................................     17

                  (b) Current Reports on Form 8-K ..................................     17

SIGNATURE ..........................................................................     18




                        PART 1. - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                             AFC ENTERPRISES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                              12 Weeks Ended
                                                          3/22/98        3/23/97
--------------------------------------------------------------------------------
Revenues:
  Restaurant sales................................       $ 97,027      $103,181
  Revenues from franchising.......................         13,851        13,184
  Revenues from manufacturing.....................          1,319         1,604
  Other revenues..................................          2,050         1,739
                                                         --------      --------
    Total revenues................................        114,247       119,708
                                                         --------      --------
Costs and expenses:
  Restaurant cost of sales........................         30,941        33,218
  Restaurant operating expenses...................         47,547        51,698
  Manufacturing cost of sales.....................            638         1,024
  General and administrative......................         20,268        20,300
  Depreciation and amortization...................          8,659         7,103
                                                         --------      --------
    Total costs and expenses......................        108,053       113,343
                                                         --------      --------

Income from operations............................          6,194         6,365

Other expenses:
  Interest, net...................................          6,066         3,191
                                                         --------      --------

Net income before extraordinary loss
  and income taxes................................            128         3,174

  Income tax expense..............................            (55)       (1,262)
                                                         --------      --------

Net income........................................             73         1,912

Preferred stock dividends.........................              -         1,289
                                                         --------      --------

Net income attributable to common stock...........       $     73      $    623
                                                         ========      ========

See accompanying notes to financial statements.

                           AFC ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                                          3/22/98     12/28/97
------------------------------------------------------------------------------
                                                        (Unaudited)
Assets:
Current assets:
  Cash and cash equivalents.............................  $ 23,855    $ 32,964
  Accounts and current notes receivable, net............    14,096       8,305
  Income taxes, current.................................     1,407         998
  Inventories...........................................    10,837       4,447
  Deferred income taxes.................................       770         662
  Prepaid expenses and other............................     1,799       1,539
                                                          --------    --------
         Total current assets...........................    52,764      48,915
                                                          --------    --------
Long-term assets:
  Notes receivable, net.................................     4,007       4,477
  Deferred income taxes.................................     1,777       1,481
  Property and equipment, net...........................   231,814     207,807
  Other assets..........................................    18,430      17,049
  Intangible assets, net................................   178,359     100,273
                                                          --------    --------
         Total long-term assets.........................   434,387     331,087
                                                          --------    --------

           Total assets.................................  $487,151    $380,002
                                                          ========    ========

Liabilities and Shareholders' Equity:
Current liabilities:
  Accounts payable......................................  $ 32,835    $ 22,123
  Current portion of long-term debt and capital
    lease obligations...................................    12,215      10,994
  Bank overdrafts.......................................    13,241       9,707
  Accrued expenses and other............................    25,568      23,923
                                                          --------    --------
         Total current liabilities......................    83,859      66,747
                                                          --------    --------
Long-term liabilities:
  Long-term debt, net of current portion................    44,694      45,150
  Acquisition line of credit............................    59,000           -
  10.25% Subordinated notes payable.....................   175,000     175,000
  Capital lease obligations, net of current portion.....    12,264      12,738
  Other liabilities.....................................    37,573      31,908
                                                          --------    --------
         Total long-term liabilities....................   328,531     264,796
                                                          --------    --------

           Total liabilities............................   412,390     331,543
                                                          --------    --------

Shareholders' equity:
  Common stock..........................................       363         344
  Capital in excess of par value........................   128,136     101,840
  Accumulated deficit...................................   (49,250)    (49,323)
  Notes receivable - officers...........................    (4,488)     (4,402)
                                                          --------    --------
         Total shareholders' equity.....................    74,761      48,459
                                                          --------    --------

           Total liabilities and shareholders' equity...  $487,151    $380,002
                                                          ========    ========

See accompanying notes to financial statements.

                        AFC ENTERPRISES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                           (IN THOUSANDS)


                                                               12 Weeks Ended
                                                             3/22/98    3/23/97
-------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
  Net income.............................................  $     73    $ 1,912
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization........................     8,659      7,103
    Deferred compensation and other......................       819        323
    Other................................................       311      1,299
    (Increase) decrease in operating assets..............   (17,380)       (16)
    Increase (decrease) in operating liabilities.........    16,609     (3,156)
                                                           --------    -------
        Total adjustments................................     9,018      5,553
                                                           --------    -------
  Net cash provided by operating activities..............     9,091      7,465
                                                           --------    -------

Cash flows provided by (used in) investing activities:
  Proceeds from disposition of property and equipment....       268        596
  Investment in property and equipment...................    (5,072)    (6,667)
  Investment in Pinetree goodwill........................   (21,859)         -
  Investment in Pinetree property and equipment..........    (8,737)         -
  Investment in SCC goodwill.............................   (28,673)         -
  Investment in SCC property and equipment...............   (14,586)         -
  Notes receivable additions.............................      (142)    (2,000)
  Payments received on notes  ...........................       573        206
                                                           --------    -------
  Net cash used in investing activities..................   (78,228)    (7,865)
                                                           --------    -------

Cash flows provided by (used in) financing activities:
  Principal payments of long-term debt, net..............      (866)    (1,293)
  Net borrowings under Acquisition line of credit........    59,000          -
  Principal payments for capital lease obligations.......    (1,541)    (1,408)
  Increase (decrease) in bank overdrafts, net............     3,534     (1,268)
  Notes receivable - officers payments...................         1         19
  Notes receivable - officers interest...................       (65)       (42)
  Debt issuance costs ...................................       (35)         -
                                                           --------    -------
  Net cash provided by (used in) financing activities....    60,028     (3,992)
                                                           --------    -------

  Net decrease in cash and cash equivalents..............    (9,109)    (4,392)
  Cash and cash equivalents at beginning of the period...    32,964     19,216
                                                           --------    -------
  Cash and cash equivalents at end of the period.........  $ 23,855    $14,824
                                                           ========    =======
Supplemental Cash Flow Information:
   Cash payments for income taxes........................  $    300    $   625
   Cash payments for interest............................     1,641      3,258
   Noncash investing and financing activities:
     Capital lease obligations incurred..................     1,294      4,531
     Issuance of common stock, options and warrants......    25,496          -

See accompanying notes to financial statements.

                             AFC Enterprises, Inc.

             Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

    The condensed consolidated financial statements include the accounts of AFC Enterprises, Inc., a Minnesota corporation, and its wholly-owned subsidiaries, AFC Properties, Inc., a Georgia corporation and Seattle Coffee Company, a Washington corporation (See Note 2). All significant intercompany balances and transactions are eliminated in consolidation. The consolidated entity is referred to herein as "AFC" or "the Company".

Nature of Operations and Basis of Presentation

    AFC Enterprises, Inc. operates and franchises quick-service restaurants under the primary trade names of Popeyes Chicken & Biscuits ("Popeyes"), Churchs Chicken ("Churchs") and Chesapeake Bagel Bakery ("Chesapeake"). In addition, effective March 18, 1998, AFC acquired all of the common stock of Seattle Coffee Company which operates and franchises cafes under the Seattle's Best and Torrefazione Italia brands and operates a wholesale coffee business.

    The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The accompanying condensed consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. Certain items in the financial statements of the previous year have been reclassified in conformity with the 1998 presentation. These reclassifications had no effect on reported results of operations.

Significant Accounting Policies

     The accounting and reporting policies practiced by the Company are set forth in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 28, 1997, which are contained in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 30, 1998 and are incorporated herein by reference.


2. Business Acquisitions

Pinetree Foods, Inc. Acquisition

    On February 10, 1998, the Company acquired all of the assets of 81 restaurant properties operated by Pinetree Foods, Inc. ("Pinetree") for a purchase price of approximately $24.0 million. In addition, the Company recorded liabilities of approximately $4.0 million in connection with the acquisition. Of the 81 restaurants, 66 were or will be converted to Popeyes Company-operated restaurants with the remaining restaurants closed concurrently with the purchase. The restaurants are primarily located in North and South Carolina and Georgia. The Company funded the purchase price with internal funds and its Acquisition Facility. The condensed consolidated statement of operations for the twelve weeks ended March 22, 1998 include four weeks of operations generated by 63 converted Popeyes Company-operated restaurants. The conversion of the other three restaurants had not been completed as of March 22, 1998.

    The Pinetree acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion Number 16, "Accounting for Business Combinations" ("APB 16"). As part of the purchase price allocation, the Company recorded approximately $24.0 million of goodwill. The Company will amortize this goodwill amount on a straight-line basis over a forty year period.

Seattle Coffee Company Acquisition

     On March 18, 1998, the Company acquired all of Seattle Coffee Company's ("SCC") common stock for a purchase price of approximately $70.0 million plus the assumption of approximately $5.0 million of debt. The Company paid approximately $41.0 million in cash funded by its Acquisition Facility and approximately $29.0 million in AFC common stock, resulting in the issuance of 1,837,834 common shares, 441,911 options to purchase common shares and 154,454 warrants to purchase common shares. As a result of the transaction, SCC became a wholly-owned subsidiary of the Company. The transaction included the acquisition of a roasting and packaging facility, 58 Company-operated cafes and 10 franchised cafes under the Seattle's Best and Torrefazione Italia brands, a wholesale business including 13 offices and more than 5,000 wholesale accounts and a Chicago distribution center which is scheduled to open in mid 1998. Included in the $70.0 million purchase price is a contingent payment of up to $3.8 million, based upon SCC operations achieving a level of earnings, as defined in the agreement, over a 52-week period from October 1, 1997 to September 30, 1998. SCC operations for the four day period ended March 22, 1998 were immaterial and, therefore were excluded from the condensed consolidated statement of operations for the twelve week period ended March 22, 1998.

    The Company accounted for this acquisition as a purchase in accordance with APB 16. The allocation of the purchase price resulted in the Company recording goodwill in the amount of approximately $54.0 million which will be amortized on a straight-line basis over a forty year period.

Pro Forma Financial Information

    The following unaudited pro forma results of operations for the twelve weeks ended March 22, 1998 and fifty-two weeks ended December 28, 1997, assumes the acquisition of SCC occurred as of the beginning of the respective periods (in thousands).

                                    12 Weeks              52 Weeks
                                     Ended                 Ended
                                    --------              --------
                                     3/22/98               3/23/97
                                     -------               -------

     Total revenues                 $128,681              $534,549
                                    ========              ========

     Net income (loss)              $   (374)             $ 10,201
                                    ========              ========

     These pro forma results have been prepared for comparative purposes only and include certain adjustments that result in (i) an increase in amortization expense related to the recording of SCC goodwill, (ii) an increase in interest expense related to the acquisition debt used to partially fund the acquisition,
(iii) a decrease in interest expense related to SCC debt that was paid off at the time of the acquisition and (iv) a decrease in amortization expense related to the writeoff of SCC's intangible assets at the time of the acquisition. These results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

     Pinetree operations have not been included in the pro forma financial information presented above due to the relative size of the acquisition in relation to the Company as a whole.

3. Statement of Position 98-5

    On April 9, 1998, the AICPA released Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The new standard requires that all entities expense costs of start-up activities as those costs are incurred. SOP 98-5 defines "start-up costs" as those costs directly related to pre-operating, pre-opening and organization activities. This standard must be adopted in fiscal years beginning after December 15, 1998.

     The Company currently capitalizes pre-opening costs related to major initiatives and amortizes such costs primarily over a twelve month time frame. The unamortized balance of capitalized pre-opening costs as of March 22, 1998 will be fully amortized by the end of the Company's fiscal year ending on December 27, 1998. The Company intends to adopt SOP 98-5 at the beginning of fiscal year 1999. Upon adoption, the Company does not anticipate writing off any unamortized balances as all capitalized pre-opening costs will be fully amortized prior to the adoption of SOP 98-5. Furthermore, the Company does not believe the adoption of SOP 98-5 will have a material adverse effect on the Company's financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in any discussion of the Company's expected future performance or operations, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that these will be realized. Such performance could be materially affected by a number of factors, including without limitation those factors set forth in the "Risk Factors" section in the Company's Annual Report on Form 10-K.

ACQUISITIONS

     PINETREE FOODS ACQUISITION

     On February 10, 1998 the Company acquired the assets of Pinetree Foods, Inc. ("Pinetree") based in Asheville, North Carolina. The assets of Pinetree included 81 restaurant units located primarily in North Carolina, South Carolina and Georgia. The assets were acquired in cash for a total purchase price of approximately $24.0 million. The Company borrowed $16.0 million under its $100.0 million Acquisition Facility and used $8.0 million of its internal funds to complete the transaction. As of the end of the first quarter of 1998, 63 of these units had been converted into Company-operated Popeyes restaurants. Three additional units will be converted into Company-operated Popeyes restaurants and 15 of the units will be closed. The Company intends to spend approximately $14.0 million to convert these restaurants. The acquisition provides Popeyes with an opportunity to grow in geographical areas in which it formerly had little or no presence.

     SEATTLE COFFEE COMPANY ACQUISITION

     On March 18, 1998, the Company acquired all of Seattle Coffee Company's ("SCC") common stock for a purchase price of approximately $70 million plus the assumption of approximately $5 million of debt. The Company paid approximately $41 million in cash funded by its Acquisition Facility and approximately $29 million in AFC common stock. Included in the purchase price is a contingent payment up to $3.8 million, based upon SCC operations achieving a level of earnings, as defined in the agreement, over a 52-week period from October 1, 1997 to September 30, 1998.

     SCC has two wholly-owned operating subsidiaries, Seattle's Best Coffee LLC and Torrefazione Italia LLC. As a result of the merger, AFC acquired (i) a coffee roasting and packaging facility, (ii) 58 Company-operated cafes and 10 franchised cafes under the Seattle's Best and Torrefazione Italia brands, (iii) a wholesale business (including 13 offices) and more than 5,000 wholesale accounts and (iv) a soon-to-be-opened Chicago distribution center.

RESULTS OF OPERATIONS

     The following table presents selected revenues and expenses as a percentage of total revenues for the Company's Consolidated Statements of Operations for the twelve week periods ended March 22, 1998 and March 23, 1997.

                                         Twelve Weeks Ended
                                       ----------------------
                                       March 22,   March 23,
                                          1998        1997
                                       ----------  ----------
Revenues:
  Restaurant sales...................       84.9%       86.2%
  Revenues from franchising..........       12.1        11.0
  Revenues from manufacturing........        1.2         1.3
  Other revenues.....................        1.8         1.5
                                           -----   ---------
     Total revenues..................      100.0%      100.0%
                                           -----   ---------

Costs and expenses:
  Restaurant cost of sales (1).......       31.9%       32.2%
  Restaurant operating expenses (1)..       49.0        50.1
  Manufacturing cost of sales (2)....       48.4        63.8
  General and administrative.........       17.7        17.0
  Depreciation and amortization......        8.9         6.9
     Total costs and expenses........       94.6        94.7

Income from operations...............        5.4         5.3

Interest expense, net................        5.3         2.6

Net income before taxes..............        0.1         2.7

Income tax expense...................          -         1.1

Net income...........................        0.1%        1.6%
------------
(1) Expressed as a percentage of restaurant sales by Company-operated restaurants.
(2)  Expressed as a percentage of revenues from manufacturing.

                            SELECTED FINANCIAL DATA

The following table sets forth certain financial information and other restaurant data relating to Company-operated and franchised restaurants (as reported to the Company by franchisees) for the twelve week periods ended March 22, 1998 and March 23, 1997:

                                            Twelve Weeks Ended
                                     --------------------------------
                                     March 22,   March 23,  % Change
                                        1998       1997     1997-1998
                                     ----------  ---------  ---------
                                           (dollars in millions)

EBITDA, as defined (1)...........     $ 15.4      $ 14.4       7.0%

EBITDA margin....................       13.5%       12.0%     12.1%

Capital Expenditures.............     $  5.8      $ 11.2     (48.4)%

Restaurant data (unaudited):

Systemwide restaurant sales:
  Popeyes........................     $199.4      $184.5       8.1%
  Churchs........................      167.9       161.5       4.0
  Chesapeake.....................       14.8         N/A       N/A
                                      ------      ------
     Total.......................     $382.1      $346.0      10.4%
                                      ======      ======

Systemwide restaurant openings:
  Popeyes........................         90          24     275.0%
  Churchs........................         19          38     (50.0)
  Chesapeake.....................          6         N/A       N/A
                                      ------      ------
     Total.......................        115          62      85.5%
                                      ======      ======

Systemwide restaurants open,
  end of period:
  Popeyes........................      1,214       1,037      17.1%
  Churchs........................      1,368       1,293       5.8
  Chesapeake.....................        143         N/A       N/A
                                      ------      ------
     Total.......................      2,725       2,330      17.0%
                                       =====       =====

Systemwide change in comparable
  restaurant sales (2)
  Popeyes........................        1.1%        4.9%
  Churchs........................        3.0%        6.8%
------------
(1) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for non-cash items related to gains/losses on asset dispositions and write-downs, compensation expense related to stock option activity (deferred compensation), the executive compensation award and non-cash officer notes receivable items related to the executive compensation award.

(2) Comparable sales figures are not provided for Chesapeake for the periods presented, since the Company did not acquire the franchise rights until May 1997.

FOR THE TWELVE WEEKS ENDED MARCH 22, 1998 AND MARCH 23, 1997

Certain items relating to prior periods have been reclassified to conform with current presentation.

     REVENUES

     Total revenues decreased 4.6%, or $5.5 million, during the twelve weeks ended March 22, 1998, as compared to the twelve weeks ended March 23, 1997.

     RESTAURANT SALES. Restaurant sales decreased 6.0%, or $6.2 million, from the prior year. The decrease was primarily attributable to the sale of 100 Company-operated Churchs restaurants to the Atlanta Franchise Development Company ("AFDC") on the first day of the second quarter of 1997. AFDC operates these units as franchised Churchs restaurant units and, after the transaction, became the Company's largest domestic franchisee. These restaurants reported restaurant sales of $12.3 million during the first quarter of 1997. The overall sales decrease was partially offset by an increase in comparable sales for the remaining Company-operated restaurants of 3.5% for the quarter and sales generated by the 63 Pinetree units converted to Popeyes restaurants during the latter part of the quarter.

     REVENUES FROM FRANCHISING. Revenues from franchising increased $0.7 million or 5.1% from the prior year. Franchise royalty revenue increased $2.0 million or 18.7% The increase in franchise royalty revenue was primarily attributable to an increase in the number of domestic and international franchised restaurants from 1,223 to 1,578 and 414 to 483, respectively at March 23, 1997 and March 22, 1998. Royalty revenues during the first quarter of 1998 included royalty revenues recorded for the 100 restaurants franchised in connection with the AFDC transaction and royalty revenues recorded for franchised Chesapeake restaurants acquired from The American Bagel Company in May 1997. Franchise fee income decreased $1.3 million or 52.0% for the twelve weeks ended March 22, 1998, compared to the twelve weeks ended March 23, 1997. The decrease in franchise fees was primarily attributable to franchise fees of $1.2 million recorded during the first quarter of 1997 in connection with the sale of 47 Company-operated Churchs restaurants to Royal Capital Corporation. These restaurants are currently operated by Royal Capital Corporation as franchised Churchs restaurants.

     REVENUES FROM MANUFACTURING. Revenues from manufacturing decreased 17.8%, or $0.3 million for the twelve weeks ended March 22, 1998, as compared to the twelve weeks ended March 23, 1997. An increase in resources utilized for intercompany activity related to the outfitting of the converted Pinetree units during the first quarter of 1998 caused manufacturing revenues from outside sources to decrease as compared to the prior year.

     OPERATING COSTS AND EXPENSES

     RESTAURANT COST OF SALES. Restaurant cost of sales for the first quarter of 1998 decreased 6.9% or $2.3 million from the prior year. The decrease was primarily attributable to a decrease in restaurant sales. Expressed as a percentage of restaurant sales, cost of sales were 31.9% for the twelve weeks ended March 22, 1998, compared to 32.2% for the twelve weeks ended March 23, 1997. The decrease in the percentage was primarily attributable to a decrease in the average cost of poultry during the first quarter of 1998 versus the first quarter of 1997.

     RESTAURANT OPERATING EXPENSES. Restaurant operating expenses for the twelve weeks ended March 22, 1998 decreased $4.2 million or 8.0% from the corresponding period in 1997. The decrease in restaurant operating expenses was primarily attributable to the sale of the 100 AFDC restaurants. Restaurant operating expenses as a percentage of restaurant sales were 49.0% for the first quarter of 1998, compared to 50.1% for the first quarter of 1997. The decrease in this percentage is primarily attributable to (i) a decrease in utility costs due to the installation of more energy efficient gas fryers in Company-operated restaurants and the unseasonably warm weather experienced throughout the nation during the first quarter of 1998 and (ii) a decrease in maintenance and repair costs and expenditures for supplies and smallwares due to more effective control of these costs during the first quarter of 1998.

     MANUFACTURING COST OF SALES. Manufacturing cost of sales decreased 37.7% or $0.4 million, for the twelve weeks ended March 22, 1998, compared to the twelve weeks ended March 23, 1997. The decrease was primarily attributable to the decrease in manufacturing revenues during the first twelve weeks of 1998 compared to the first twelve weeks of 1997. Manufacturing cost of sales as a percentage of manufacturing revenues decreased from 63.8% for the first quarter of 1997 to 48.4% during the first quarter of 1998. The decrease in this percentage was primarily due to a shift in the sales mix from the first quarter of 1997 to the first quarter of 1998. During the first twelve weeks of 1997 revenues were primarily derived from the sale of incentive-priced custom-fabricated product lines, while revenues during the first twelve weeks of 1998 were primarily derived from the sale of standard product lines.

     GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of total revenues, general and administrative expenses increased from 17.0% for the twelve weeks ended March 23, 1997 to 17.7% for the twelve weeks ended March 22, 1998. The increase in this percentage was primarily attributable to an increase in compensation expense recorded with respect to employee stock options and an increase administrative salaries and wages.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.6 million or 21.9% from the prior year. Depreciation and amortization as a percentage of total revenues increased from 6.9% for the twelve weeks ended March 23, 1997 to 8.9% for the twelve weeks ended March 22, 1998. The increase in this percentage was primarily due to an increase in total fixed assets as of March 22, 1998 as compared to March 23, 1997 and an increase in intangible assets resulting from the Chesapeake acquisition in 1997 and Pinetree and Seattle Coffee Company acquisitions in 1998. Overall, net fixed assets of $231.8 million as of March 22, 1998 were up 20.1% over net fixed assets of $193.0 million at March 23, 1997. Net intangible assets as of March 22, 1998 totaling $178.4 million were up 94.5% over net intangible assets as of March 23, 1997 totaling $91.7 million.

     NET INTEREST EXPENSE. Interest expense, net of capitalized interest and interest income earned on short-term investments, for the twelve weeks ended March 22, 1998 was $6.1 million, compared to $3.2 million for the twelve weeks ended March 23, 1997. The $2.9 million increase in interest expense was due to higher levels of average debt outstanding and higher effective interest rates during the first quarter of 1998 as compared with the first quarter of 1997. The increase in average debt outstanding was primarily attributable to the refinancing transaction completed during the second quarter of 1997. The refinancing transaction also led to higher effective interest rates during the twelve weeks ended March 22, 1998 compared to the twelve weeks ended March 23, 1997.

     INCOME TAXES. The Company's effective tax rate for the twelve weeks ended March 22, 1998 was 43.0%, compared to an effective tax rate of 39.8% for the twelve weeks ended March 23, 1997. The Company's effective tax rate for the year ended December 28, 1997 was 43.9%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its business activities primarily with funds generated from operating activities, proceeds from the sale of shares of common stock, proceeds from long-term debt and a revolving line of credit and proceeds from the sale of certain Company-operated restaurants.

     Net cash provided by operating activities for the twelve week periods ended March 22, 1998 and March 23, 1997 was $9.1 million and $7.5 million,
respectively.    Available cash and cash equivalents, net of bank overdrafts, as of March 22, 1998 was $10.6 million, compared to $23.2 million at December 28, 1997. The Company's working capital deficit as of March 22, 1998 and December 28, 1997 was approximately $31.1 million and $17.8 million, respectively. The decrease in available cash and cash equivalents, net of bank overdrafts from December 28, 1997 to March 22, 1998 was primarily due to the acquisition of Pinetree and debt payoffs made in connection with the Seattle Coffee Company transaction during the first quarter of 1998.

     On February 10, 1998 the Company acquired the assets of Pinetree Foods, Inc. ("Pinetree") based in Asheville, North Carolina. The assets of Pinetree included 81 restaurant units located primarily in North Carolina, South Carolina and Georgia. The assets were acquired in cash for a total purchase price of approximately $24.0 million.

The Company borrowed $16.0 million under its $100.0 million Acquisition Facility and used $8.0 million of its internal funds to complete the transaction. The Company plans to convert 66 of these restaurants into Company-operated Popeyes restaurants during the first and second quarters of 1998. The Company intends to spend approximately $14.0 million to convert these restaurants during this period. As of March 22, 1998, the Company had spent $6.1 million to convert these restaurants to Company-operated Popeyes restaurants. The Company plans to fund future conversions through cash flows provided from normal operating activities and funds provided by its Acquisition Facility.

     On March 18, 1998, the Company acquired all of Seattle Coffee Company's ("SCC") common stock for a purchase price of approximately $70 million plus the assumption of approximately $5 million of debt. The Company paid approximately $41 million in cash funded by its Acquisition Facility and approximately $29 million in AFC common stock. Included in the purchase price is a contingent payment up to $3.8 million, based upon SCC operations achieving a level of earnings, as defined in the agreement, over a 52-week period from October 1, 1997 to September 30, 1998.

     During the twelve weeks ended March 22, 1998 the Company invested in various capital projects totaling $5.8 million. During this period the Company invested $1.3 million in new restaurant locations, $1.1 million in its re-imaging and renovation program and $0.7 million in new management information systems. In addition, during the first twelve weeks of 1998, the Company invested $2.7 million in other capital assets to update, replace and extend the lives of restaurant equipment and facilities and complete other minor projects. Approximately $1.1 million of the above capital projects were financed through capital lease obligations. The remaining capital projects were financed primarily through cash flows provided from normal operating activities and internal funds.

     Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with the available borrowings under the Senior Secured Credit Facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, Pinetree conversion costs and scheduled payments under the Senior Subordinated Notes and the Senior Secured Credit Facility.

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

SEASONALITY

     The Company has historically experienced the strongest operating results during the summer months while operating results have been somewhat lower during the winter season. Certain holidays and inclement winter weather reduce the volume of consumer traffic at quick-service restaurants and may impair the ability of certain restaurants to conduct regular operations for short periods of time.

                           PART 2. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        (a) None.

        (b) None.

        (c) In connection with the acquisition of SCC on March 18, 1998, the Company issued 1,837,834 shares of Common Stock, options to purchase 441,911 shares of Common Stock and warrants to purchase 154,454 shares of Common Stock to various SCC stockholders, optionholders and warrantholders, respectively, in exchange for their SCC stock, options and warrants. In addition, the Company has placed into escrow an additional 139,914 shares of Common Stock, options to purchase an additional 33,655 shares of Common Stock and warrants to purchase an additional 45,407 shares of Common Stock to be issued to the former SCC securityholders upon expiration of the escrow period; provided, that neither SCC nor the former securityholders have breached the representations of the applicable acquisition agreement. Further, the Company has reserved for issuance up to the former SCC securityholders an additional 139,914 shares of Common Stock, options to purchase an additional 33,655 shares of Common Stock and warrants to purchase an additional 45,407 shares of Common Stock. These securities will be issued upon SCC meeting certain earnings targets during fiscal year 1998. All of these unregistered securities were issued by AFC pursuant to the limited offering exemption under Rule 506 of Regulation D.

        (d) Not applicable.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

               The following exhibits are included herewith:

            10.01 Agreement and Plan of Merger among AFC Enterprises, Inc. and Seattle Coffee Company, all of the Principal Shareholders of Seattle Coffee Company (collectively "SCC") and AFC Acquisition Corp (the "Merger Agreement")

            10.02  Exhibit A of Merger Agreement with SCC--Disclosure Statement

            10.03  Exhibit B of Merger Agreement with SCC--Stockholders
                   Agreement

            10.04  First Amendment to Merger Agreement with SCC

            27.1   Financial Data Schedule

        (b) Current Reports on Form 8-K

            None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AFC Enterprises, Inc.

Date: May 6, 1998                      By: /s/ Gerald J. Wilkins
                                           ---------------------
                                           Gerald J. Wilkins
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)