Form 10-Q
period 1998-06-14
AFC ENTERPRISES INC
filed 1998-07-29
CIK 1041379

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 14, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM..............TO..............

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

                     YES [X]    NO
                         ---       ---


AS OF JULY 29, 1998, THERE WERE 36,287,439 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                              AFC ENTERPRISES, INC.
                                      INDEX


                                                                                                     Page
                                                                                                     ----
PART 1       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Statements of Operations - For the Twelve and
              Twenty-four Week Periods Ended June 14, 1998 and June 15, 1997 ................          3

             Condensed Consolidated Balance Sheets - June 14, 1998 and
              December 28, 1997 .............................................................          4

             Condensed Consolidated Statements of Cash Flows - For the Twenty-four
              Week Periods Ended June 14, 1998 and June 15, 1997 ............................          5

             Notes to Condensed Consolidated Financial Statements ...........................          6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
              Operations ....................................................................          8

PART 2       OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ...............................................         17

                         (a) Exhibits .......................................................         17

                         (b) Current Reports on Form 8-K ....................................         17

SIGNATURE ...................................................................................         17

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              AFC Enterprises, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                                              12 Weeks Ended                  24 Weeks Ended
                                                                         6/14/98         6/15/97          6/14/98          6/15/97
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Restaurant sales .............................................       $ 110,631        $  91,546        $ 207,658        $ 194,727
  Revenues from franchising ....................................          14,793           16,219           28,644           29,403
  Revenues from wholesale and  manufacturing ...................          11,490            1,453           12,809            3,057
  Other revenues ...............................................           2,333            2,258            4,383            3,997
                                                                       ---------        ---------        ---------        ---------
    Total revenues .............................................         139,247          111,476          253,494          231,184
                                                                       ---------        ---------        ---------        ---------

Costs and expenses:
  Restaurant cost of sales .....................................          35,858           29,753           66,799           62,971
  Restaurant operating expenses ................................          55,375           44,323          102,922           96,021
  Wholesale and manufacturing cost of sales ....................           6,050              955            6,688            1,979
  Wholesale and manufacturing operating expenses ...............           2,800              274            3,075              518
  General and administrative ...................................          20,941           18,549           40,934           38,605
  Depreciation and amortization ................................          10,779            7,984           19,438           15,087
  Gain on sale of assets from AFDC transaction .................            --             (5,319)            --             (5,319)
                                                                       ---------        ---------        ---------        ---------
    Total costs and expenses ...................................         131,803           96,519          239,856          209,862
                                                                       ---------        ---------        ---------        ---------

Income from operations .........................................           7,444           14,957           13,638           21,322

Other expenses:
  Interest, net ................................................           7,039            4,173           13,105            7,364
                                                                       ---------        ---------        ---------        ---------

Net income before income taxes .................................             405           10,784              533           13,958

  Income tax expense ...........................................            (174)          (4,350)            (229)          (5,612)
                                                                       ---------        ---------        ---------        ---------
Net income .....................................................             231            6,434              304            8,346

Preferred stock dividends ......................................            --                951             --              2,240
                                                                       ---------        ---------        ---------        ---------

Net income attributable to common stock ........................       $     231        $   5,483        $     304        $   6,106
                                                                       =========        =========        =========        =========


See accompanying notes to financial statements

================================================================================

================================================================================
                              AFC Enterprises, Inc.
                      Condensed Consolidated Balance Sheets

                                 (In thousands)

                                                                     6/14/98       12/28/97
---------------------------------------------------------------  -----------------------------
                                                                   (Unaudited)
Assets:
Current assets:
      Cash and cash equivalents ...............................     $  12,400      $  32,964
      Accounts and current notes receivable, net ..............        14,408          8,305
      Income taxes, current ...................................          --              998
      Inventories .............................................        12,763          4,447
      Deferred income taxes ...................................           531            662
      Prepaid expenses and other ..............................         2,052          1,539
                                                                    ---------      ---------
                  Total current assets ........................        42,154         48,915
                                                                    ---------      ---------

Long-term assets:
      Notes receivable, net ...................................         3,568          4,477
      Deferred income taxes ...................................         6,536          1,481
      Property and equipment, net .............................       235,647        207,807
      Other assets ............................................        18,397         17,049
      Intangible assets, net ..................................       179,576        100,273
                                                                    ---------      ---------
                  Total long-term assets ......................       443,724        331,087
                                                                    ---------      ---------

                     Total assets .............................     $ 485,878      $ 380,002
                                                                    =========      =========

Liabilities and Shareholders' Equity:
Current liabilities:
      Accounts payable ........................................     $  29,051      $  22,123
      Current portion of long-term debt and capital
            lease obligations .................................        13,034         10,994
      Bank overdrafts .........................................        10,324          9,707
      Income taxes payable ....................................         1,689           --
      Accrued expenses and other ..............................        21,586         23,923
                                                                    ---------      ---------
                  Total current liabilities ...................        75,684         66,747
                                                                    ---------      ---------

Long-term liabilities:
      Long-term debt, net of current portion ..................        42,581         45,150
      Acquisition line of credit ..............................        68,000           --
      10.25% Subordinated notes payable .......................       175,000        175,000
      Capital lease obligations, net of current portion .......        11,454         12,738
      Other liabilities .......................................        37,852         31,908
                                                                    ---------      ---------
                  Total long-term liabilities .................       334,887        264,796
                                                                    ---------      ---------

                     Total liabilities ........................       410,571        331,543
                                                                    ---------      ---------

Shareholders' equity:
      Common stock ............................................           363            344
      Capital in excess of par value ..........................       128,540        101,840
      Accumulated deficit .....................................       (49,019)       (49,323)
      Notes receivable - officers .............................        (4,577)        (4,402)
                                                                    ---------      ---------
                  Total shareholders' equity ..................        75,307         48,459
                                                                    ---------      ---------

                     Total liabilities and shareholders'
                      equity...................................     $ 485,878      $ 380,002
                                                                    =========      =========

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


                                                              24 Weeks Ended
                                                          6/14/98      6/15/97
--------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
  Net income .........................................   $     304    $   8,346
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ....................      19,438       15,087
    Deferred compensation ............................       1,222          645
    Other ............................................       1,169       (1,753)
    Provision for deferred income taxes ..............      (4,520)       4,112
    (Increase) decrease in operating assets ..........      (8,857)       1,150
    Increase (decrease) in operating liabilities .....      (1,177)       2,613
                                                         ---------    ---------
        Total adjustments ............................       7,275       21,854
                                                         ---------    ---------
  Net cash provided by operating activities ..........       7,579       30,200
                                                         ---------    ---------

Cash flows provided by (used in) investing activities:
  Proceeds from disposition of property and equipment          379       17,473
  Investment in property and equipment ...............      (8,013)     (18,881)
  Investment in Chesapeake intangible asset ..........        --        (14,142)
  Investment in Pinetree goodwill ....................     (23,707)        --
  Investment in Pinetree property and equipment ......     (16,281)        --
  Investment in SCC goodwill .........................     (28,537)        --
  Investment in SCC property and equipment ...........     (15,639)        --
  Notes receivable additions .........................         (83)      (2,186)
  Payments received on notes .........................       1,240        2,169
                                                         ---------    ---------
  Net cash used in investing activities ..............     (90,641)     (15,567)
                                                         ---------    ---------

Cash flows provided by (used in) financing activities:
  Principal payments of long-term debt ...............      (2,555)    (127,213)
  Proceeds from long-term debt .......................        --         50,000
  Proceeds from subordinated notes ...................        --        175,000
  Net borrowings under Acquisition line of credit ....      68,000         --
  Principal payments for capital lease obligations ...      (3,349)      (3,213)
  Increase (decrease) in bank overdrafts, net ........         618       (3,604)
  Notes receivable - officers ........................        --           (202)
  Notes receivable - officers payments ...............           1           19
  Notes receivable - officers interest ...............        (134)        (128)
  Redemption of 10% preferred stock ..................        --        (62,196)
  Issuance of common stock ...........................           1            6
  Debt issuance costs ................................         (84)      (9,441)
                                                         ---------    ---------
  Net cash provided by (used in) financing activities       62,498       19,028
                                                         ---------    ---------

  Net increase (decrease) in cash and cash equivalents     (20,564)      33,661
  Cash and cash equivalents at beginning of the period      32,964       19,216
                                                         ---------    ---------
  Cash and cash equivalents at end of the period .....   $  12,400    $  52,877
                                                         =========    =========

Supplemental Cash Flow Information:

   Cash payments for income taxes ....................   $   2,127    $   1,318
   Cash payments for interest ........................      12,649        7,194
   Noncash investing and financing activities:
     Capital lease obligations and notes payable
      incurred .......................................       3,546       10,838
     Issuance of common stock, options and warrants ..      25,497         --

See accompanying notes to financial statements.

================================================================================

                             AFC ENTERPRISES, INC.
             Notes to Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of AFC Enterprises, Inc., a Minnesota corporation, and its wholly-owned subsidiaries, AFC Properties, Inc., a Georgia corporation and Seattle Coffee Company, a Washington corporation. All significant intercompany balances and transactions are eliminated in consolidation. The consolidated entity is referred to herein as "AFC" or "the Company".

Nature of Operations and Basis of Presentation

     AFC Enterprises, Inc. operates and franchises quick-service restaurants under the primary trade names of Popeyes Chicken & Biscuits ("Popeyes"), Churchs Chicken ("Churchs") and Chesapeake Bagel Bakery ("Chesapeake"). In addition, effective March 18, 1998, AFC acquired all of the common stock of Seattle Coffee Company, which operates and franchises cafes under the Seattle's Best and Torrefazione Italia brands and operates a wholesale coffee business.

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

2. ACQUISITION FACILITY

     The Company drew down $9.0 million from its acquisition facility during the second quarter to fund the conversion of restaurant properties acquired from Pinetree Foods, Inc. into Company-operated Popeyes restaurants. The outstanding balance at June 14, 1998 was $68.0 million.


================================================================================

3. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This standard requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Presently, the Company does not have any items which are considered to be components of comprehensive income, and therefore, FAS 130 does not impact the Company's financial statements at this time.

Statement of Financial Accounting Standards No. 132

     In February 1998, Statement of Financial Accounting Standards No. 132, "Employer's Disclosure about Pensions and Other Post-Retirement Benefits" ("FAS 132") was issued. FAS 132 revises employer's disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997 and will only impact the presentation of financial statement disclosures for such periods.


================================================================================

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

RESULTS OF OPERATIONS

     The following table presents selected revenues and expenses as a percentage of total revenues for the Company's Consolidated Statements of Operations for the twelve and twenty-four week periods ended June 14, 1998 and June 15, 1997.


                                         12 Weeks Ended    24 Weeks Ended
                                        ----------------- -----------------
                                         June 14, June 15, June 14, June 15,
                                            1998     1997     1998     1997
                                        --------  -------  -------  -------
Revenues:
  Restaurant sales....................      79.4%    82.1%    81.9%    84.2%
  Revenues from franchising...........      10.6     14.5     11.3     12.7
  Wholesale/mfg. revenues.............       8.3      1.3      5.1      1.3
  Other revenues......................       1.7      2.1      1.7      1.8
     Total revenues...................     100.0%   100.0%   100.0%   100.0%

Costs and expenses:
  Restaurant cost of sales (1)........      32.4%    32.5%    32.2%    32.3%
  Restaurant operating expenses (1)...      50.1     48.4     49.6     49.3
  Wholesale/mfg. cost of sales (2)....      52.7     65.7     52.2     64.7
  Wholesale/mfg. operating costs (2)..      24.4     18.9     24.0     16.9
  General and administrative..........      15.0     16.6     16.1     16.7
  Depreciation and amortization.......       7.7      7.2      7.7      6.5
  Gain/loss on sale of assets from
   AFDC transaction...................         -     (4.8)       -     (2.3)
     Total costs and expenses.........      94.7     86.6     94.6     90.8

Income from operations................       5.3     13.4      5.4      9.2

Interest expense, net.................       5.0      3.7      5.2      3.2

Net income before taxes...............       0.3      9.7      0.2      6.0

Income tax expense....................      (0.1)    (3.9)    (0.1)    (2.4)

Net income............................       0.2%     5.8%     0.1%     3.6%

(1) Expressed as a percentage of restaurant sales by Company-operated restaurants.
(2)  Expressed as a percentage of wholesale and manufacturing revenues.

                            SELECTED FINANCIAL DATA

The following table sets forth certain financial information and other restaurant data relating to Company-operated and franchised restaurants (as reported to the Company by franchisees) for the twelve and twenty-four week periods ended June 14, 1998 and June 15, 1997:


                                                 12 Weeks Ended                        24 Weeks Ended
                                      ----------------------------------     ----------------------------------
                                      June 14,     June 15,     % change     June 14,     June 15,     % change
                                        1998         1997        97-98         1998         1997        97-98
                                      --------     --------     --------     --------     --------     --------
                                                                (dollars in millions)
EBITDA, as defined (1)............    $   18.9     $   19.6       (3.4) %    $   34.3     $   34.0        1.0  %

EBITDA margin.....................        13.6 %       17.6 %    (22.7) %        13.5 %       14.7 %     (7.9) %

Capital Expenditures (2)..........    $    6.3     $   18.2      (65.7) %    $   12.0     $   29.4      (59.1) %

Restaurant data (unaudited):

Systemwide restaurant sales (3):
  Popeyes.........................    $  217.9     $  195.8       11.3  %    $  417.3     $  380.3        9.7  %
  Churchs.........................       175.8        170.4        3.1          343.7        331.9        3.5
  Chesapeake......................        14.9          9.0        N/A           29.9          9.0        N/A
  Seattle Coffee..................         6.8          N/A        N/A            6.8          N/A        N/A
                                      --------     --------                  --------     --------
       Total......................    $  415.4     $  375.2       10.7  %    $  797.7     $  721.2       10.6  %
                                      ========     ========                  ========     ========

Systemwide restaurant openings:
  Popeyes.........................          18           26      (30.8) %         108           50      116.0  %
  Churchs.........................          21           28      (25.0)            40           66      (39.4)
  Chesapeake......................           1            7      (85.7)             7            7          -
  Seattle Coffee..................           5            -        N/A              5            -        N/A
                                      --------     --------                  --------     --------
       Total......................          45           61      (26.2) %         160          123       30.1  %
                                      ========     ========                  ========     ========

Systemwide restaurants open,
 end of period:
  Popeyes.........................                                              1,230        1,060       16.0  %
  Churchs.........................                                              1,377        1,318        4.5
  Chesapeake......................                                                133          163      (18.4)
  Seattle Coffee..................                                                 73          N/A        N/A
                                                                             --------     --------
       Total......................                                              2,813        2,541       10.7  %
                                                                             ========     ========

Systemwide change in comp-
 arable restaurant sales (3)
  Popeyes.........................         2.1 %        1.9 %                     1.6 %        3.2 %
  Churchs.........................         2.3          5.4                       2.6          6.0

(1) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for items related to gains/losses on asset dispositions and writedowns and compensation expense related to stock option activity (deferred compensation).
(2) Excludes fixed assets added in connection with the Seattle Coffee and Pinetree acquisitions and capital expenditures made to convert the Pinetree restaurants to Popeyes Company-operated restaurants.
(3) Current and prior year sales figures for Chesapeake and Seattle Coffee are not comparable since these acquisitions occurred during the second quarter of 1997 and the first quarter of 1998, respectively.

For the Twelve Weeks Ended June 14, 1998 and June 15, 1997

Certain items relating to prior periods have been reclassified to conform with current presentation.

   REVENUES

   Total revenues increased 24.9% or $27.8 million during the twelve weeks ended June 14, 1998, as compared to the twelve weeks ended June 15, 1997.

   RESTAURANT SALES. Restaurant sales increased 20.8% or $19.1 million from the prior year. The increase was primarily attributable to sales generated by Company-operated restaurants acquired during the first quarter of 1998. On February 10, 1998, the Company acquired all of the restaurant properties operated by Pinetree Foods, Inc. ("Pinetree") and during the first and second quarters of 1998 converted these properties into 66 Popeyes Company-operated restaurants. Sales generated by these restaurants during the second quarter of 1998 were $8.8 million. On March 18, 1998, the Company acquired all of Seattle Coffee Company's (SCC's) common stock, resulting in the acquisition of 58 Company-operated cafes. Since the acquisition, five additional Company-operated SCC cafes have opened. Sales generated by these cafes during the second quarter of 1998 were $5.6 million. The remaining sales increase was due to an increase in comparable sales for Company-operated restaurants of 4.1% for the quarter.

   REVENUES FROM FRANCHISING. Revenues from franchising decreased $1.4 million or 8.8% from the prior year. Franchise royalty revenue increased $1.3 million or 10.2%. The increase in franchise royalty revenue was primarily attributable to an increase in the number of franchised restaurants from 1,947 at June 15, 1997 to 2,083 at June 14, 1998. Franchise fee income decreased $2.7 million or 72.6% for the twelve weeks ended June 14, 1998, compared to the twelve weeks ended June 15, 1997. Franchise fee income for the twelve weeks ended June 15, 1997 included franchise fees of $2.5 million recorded in connection with the sale of 100 Company-operated Churchs restaurants to the Atlanta Franchise Development Corporation ("AFDC") on March 24, 1997. AFDC subsequently became the Company's largest domestic franchisee.

   WHOLESALE AND MANUFACTURING REVENUES. Wholesale and manufacturing revenues increased $10.0 million for the twelve weeks ended June 14, 1998, as compared to the twelve weeks ended June 15, 1997. The increase was primarily attributable to the acquisition of SCC and its wholesale coffee operations. Wholesale coffee revenues totaled $9.7 million during the second quarter of 1998.

   OPERATING COSTS AND EXPENSES

   RESTAURANT COST OF SALES. Restaurant cost of sales for the first quarter of 1998 increased 20.5% or $6.1 million from the prior year. This percentage increase approximates the percentage increase in restaurant sales. Expressed as a percentage of restaurant sales, cost of sales were 32.4% for the twelve weeks ended June 14, 1998 and 32.5% for the twelve weeks ended June 15, 1997.

   RESTAURANT OPERATING EXPENSES. Restaurant operating expenses for the twelve weeks ended June 14, 1998 increased $11.0 million or 24.9% from the corresponding period in 1997. Restaurant operating costs increased disproportionately to the increase in restaurant sales over the same period, primarily due to unusually high restaurant operating costs incurred at the 66 Popeyes restaurants recently acquired from Pinetree. These restaurants experienced significant conversion activities during the quarter. Restaurant operating expenses as a percentage of restaurant sales were 50.1% for the second quarter of 1998, compared to 48.4% for the second quarter of 1997. Restaurant operating expenses for the quarter as a percentage of restaurant sales were over 70% at the 66 Pinetree restaurants. It is anticipated that this percentage will decrease during the remainder of 1998 at the Pinetree restaurants.

   WHOLESALE AND MANUFACTURING COST OF SALES. Wholesale and manufacturing cost of sales increased $5.1 million for the twelve weeks ended June 14, 1998, compared to the twelve weeks ended June 15, 1997. The increase was primarily attributable to the acquisition of SCC's wholesale and manufacturing operations. Wholesale and manufacturing cost of sales as a percentage of wholesale and manufacturing revenues decreased from 65.7% for the second quarter of 1997 to 52.7% during the second quarter of 1998. The decrease in this percentage was primarily due to the inclusion of SCC's operations in the Company's cost of sales mix.

   WHOLESALE AND MANUFACTURING OPERATING COSTS. Wholesale and manufacturing operating costs increased from $0.3 million for the twelve weeks ended June 15, 1997 to $2.8 million for the twelve weeks ended June 14, 1998. Wholesale and manufacturing operating costs as a percentage of wholesale and manufacturing revenues increased from 18.9% for the twelve weeks ended June 15, 1997 to 24.4% for the twelve weeks ended June 14, 1998. The dollar and percentage increases for the quarter over the prior year were due to the acquisition of SCC's wholesale and manufacturing operations.

   GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of total revenues, general and administrative expenses decreased from 16.6% for the twelve weeks ended June 15, 1997 to 15.0% for the twelve weeks ended June 14, 1998. Part of the decrease in this percentage was due to a decrease in asset writeoffs. General and administrative expenses for the twelve weeks ended June 15, 1997 included one-time software writeoffs totaling $0.8 million. Also contributing to the decrease in this percentage was the acquisition of SCC's operations. SCC's general and administrative expenses as a percentage of SCC revenues was 12.0% for the twelve weeks ended June 14, 1998, causing the overall percentage for the Company to decrease from the prior year.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.8 million or 35.0% from the prior year. Overall, net fixed assets of $235.6 million as of

June 14, 1998 were up 22.5% over net fixed assets of $192.4 million at June 15, 1997. Net intangible assets as of June 14, 1998 totaling $179.6 million were up 73.2% over net intangible assets as of June 15, 1997 totaling $103.7 million. Depreciation and amortization as a percentage of total revenues increased from 7.2% for the twelve weeks ended June 15, 1997 to 7.7% for the twelve weeks ended June 14, 1998. The increase in this percentage was primarily due to an increase in intangible assets resulting from the Pinetree and SCC acquisitions during the first quarter of 1998.

   GAIN ON SALE OF ASSETS FROM AFDC TRANSACTION. The Company recorded a $5.3 million pre-tax gain associated with the sale of property to AFDC during the second quarter of 1997. In connection with the AFDC transaction, the Company sold the land, building and equipment for 51 of its restaurants, and it sold the building and equipment and leased the land for 49 of its restaurants.

   NET INTEREST EXPENSE. Interest expense, net of capitalized interest and interest income earned on short-term investments, for the twelve weeks ended June 14, 1998 was $7.0 million, compared to $4.1 million for the twelve weeks ended June 15, 1997. The $2.9 million increase in interest expense was due to higher levels of average debt outstanding and higher effective interest rates during the second quarter of 1998 as compared with the second quarter of 1997. The increase in average debt outstanding was primarily attributable to the refinancing transaction completed during the second quarter of 1997 and to borrowings made under the Company's acquisition facility during the first half of 1998. The refinancing transaction also led to higher effective interest rates during the twelve weeks ended June 14, 1998 compared to the twelve weeks ended June 15, 1997.

   INCOME TAXES. The Company's effective tax rate for the twelve weeks ended June 14, 1998 was 43.0%, compared to an effective tax rate of 40.3% for the twelve weeks ended June 15, 1997. The increase in the effective tax rate is primarily attributable to amortization of SCC goodwill, which is not deductible for federal income tax purposes.

FOR THE TWENTY-FOUR WEEKS ENDED JUNE 14, 1998 AND JUNE 15, 1997

Certain items relating to prior periods have been reclassified to conform with current presentation.

   REVENUES

   Total revenues increased $22.3 million or 9.7% during the twenty-four weeks ended June 14, 1998, as compared to the twenty-four weeks ended June 15, 1997.

   RESTAURANT SALES. Restaurant sales increased 6.6%, or $12.9 million, from the prior year. The increase was primarily attributable to sales generated by the Pinetree and SCC restaurants/cafes acquired during the first quarter of 1998. Sales during the first half of 1998 at the 66 Pinetree restaurant units were $12.9 million and at the SCC cafes were $5.6 million. Partially offsetting these increases was a decrease in sales of $12.3 million due to the sale of 100 Company-operated restaurants to AFDC during the second quarter of 1997. The remaining sales increase was due to an increase in comparable sales for Company-operated restaurants of 3.8% for the first half of the year.

   REVENUES FROM FRANCHISING. Revenues from franchising decreased $0.8 million or 2.6% from the prior year. Franchise royalty revenue increased $3.3 million or 14.1% from the prior year. The increase in franchise royalty revenue was primarily attributable to an increase in the number of franchised restaurants from 1,947 to 2,083 from June 15, 1997 to June 14, 1998. Franchise fee income decreased $4.0 million or 64.5% for the twenty-four weeks ended June 14, 1998, compared to the twenty-four weeks ended June 15, 1997. Franchise fee income for the twenty-four weeks ended June 15, 1997 included franchise fees of $2.5 million recorded in connection with the sale of 100 Company-operated Churchs restaurants to AFDC and $1.2 million recorded in connection with the sale of 47 Company-operated Churchs restaurants to Royal Capital Corporation.

   WHOLESALE AND MANUFACTURING REVENUES. Wholesale and manufacturing revenues increased $9.8 million for the twenty-four weeks ended June 14, 1998, as compared to the twenty-four weeks ended June 15, 1997. The increase was attributable to the acquisition of SCC and its wholesale coffee operations. SCC's wholesale revenues totaled $9.7 million during the second quarter of 1998.

   OPERATING COSTS AND EXPENSES

   RESTAURANT COST OF SALES. Restaurant cost of sales for the first two quarters of 1998 increased 6.1% or $3.8 million from the prior year. The increase was due to a 6.6% increase in restaurant sales. Expressed as a percentage of restaurant sales, cost of sales were 32.2% for the twenty-four weeks ended June 14, 1998 and 32.3% for the twenty-four weeks ended June 15, 1997.

   RESTAURANT OPERATING EXPENSES. Restaurant operating expenses for the twenty-four weeks ended June 14, 1998 increased $6.9 million or 7.2% from the corresponding period in 1997. The increase in restaurant operating expenses was due to the increase in restaurant sales. Restaurant operating expenses as a percentage of restaurant sales were 49.6% for the first two quarters of 1998, compared to 49.3% for the first two quarters of 1997. The increase in this percentage was primarily attributable to high restaurant operating costs incurred by the recently acquired Pinetree restaurants. Partially offsetting this increase were decreases attributable to lower utility costs resulting from the installation of more energy efficient gas fryers in Company-operated restaurants and lower asset writeoffs.

   WHOLESALE AND MANUFACTURING COST OF SALES. Wholesale and manufacturing cost of sales increased $4.7 million for the twenty-four weeks ended June 14, 1998, compared to the twenty-four weeks ended June 15, 1997. The increase was due to the acquisition of SCC's wholesale and manufacturing operations. Wholesale and manufacturing cost of sales as a percentage of wholesale and manufacturing revenues decreased from 64.7% for the first two quarters of 1997 to 52.2% for the first two quarters of 1998. The decrease in this percentage was primarily due to the inclusion of SCC's operations in the Company's cost of sales mix.

   WHOLESALE AND MANUFACTURING OPERATING COSTS. Wholesale and manufacturing operating costs increased from $0.5 million for the twenty-four weeks ended June 15, 1997 to $3.1 million for the twenty-four weeks ended June 14, 1998. Wholesale and manufacturing operating costs as a percentage of wholesale and manufacturing revenues increased from 16.9% for the twenty-four weeks ended June 15, 1997 to 24.0% for the twenty-four weeks ended June 14, 1998. These increases were due to the acquisition of SCC's wholesale and manufacturing operations.

   GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of total revenues, general and administrative expenses decreased from 16.7% for the twenty-four weeks ended June 15, 1997 to 16.1% for the twenty-four weeks ended June 14, 1998. Part of the decrease in this percentage was due to a decrease in asset writeoffs. General and administrative expenses for the twenty-four weeks ended June 15, 1997 included one-time software writeoffs totaling $0.8 million. Also contributing to the decrease in this percentage was the acquisition of SCC's operations. SCC's general and administrative expenses as a percentage of SCC revenues was 12.0% for the twenty-four weeks ended June 14, 1998, causing the overall percentage for the Company to decrease from the prior year.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first two quarters of 1998 increased $4.4 million or 28.8% from the prior year. Overall, net fixed assets of $235.6 million as of June 14, 1998 were up 22.5% over net fixed assets of $192.4 million at June 15, 1997. Net intangible assets as of June 14, 1998 totaling $179.6 million were up 73.2% over net intangible assets as of June 15, 1997 totaling $103.7 million. Depreciation and amortization as a percentage of total revenues increased from 6.5% for the twenty-four weeks ended June 15, 1997 to 7.7% for the twenty-four weeks ended June 14, 1998. The increase in this percentage was primarily due to an increase in intangible assets resulting from the Chesapeake acquisition in 1997 and Pinetree and SCC acquisitions in 1998.

   GAIN ON SALE OF ASSETS FROM AFDC TRANSACTION. During the second quarter of 1997, the Company recorded a $5.3 million pre-tax gain associated with the sale of 100 Company-operated restaurants to AFDC.

   NET INTEREST EXPENSE. Interest expense, net of capitalized interest and interest income earned on short-term investments, for the twenty-four weeks ended June 14, 1998 was $13.1 million, compared to $7.4 million for the twenty-four weeks ended June 15, 1997. The $5.7 million increase in interest expense was due to higher levels of average debt outstanding and higher effective interest rates during the first half of 1998 as compared with the first half of 1997. The increase in average debt outstanding was primarily attributable to the refinancing transaction completed during the second quarter of 1997 and to borrowings made under the Company's acquisition facility during the first half of 1998. The refinancing transaction also led to higher effective interest rates during the twenty-four weeks ended June 14, 1998 compared to the twenty-four weeks ended

June 15, 1997.

     INCOME TAXES. The Company's effective tax rate for the twenty-four weeks ended June 14, 1998 was 43.0%, compared to an effective tax rate of 40.2% for the twenty-four weeks ended June 15, 1997. The increase in the effective tax rate is primarily attributable to amortization of SCC goodwill, which is not deductible for federal income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its business activities primarily with funds generated from operating activities, proceeds from the sale of shares of common stock, proceeds from long-term debt and a revolving line of credit and proceeds from the sale of certain Company-operated restaurants.

     Net cash provided by operating activities for the twenty-four week periods ended June 14, 1998 and June 15, 1997 was $7.5 million and $30.2 million,
respectively.    Available cash and cash equivalents, net of bank overdrafts, as of June 14, 1998 was $2.1 million, compared to $23.3 million at December 28, 1997. The Company's working capital deficit as of June 14, 1998 and December 28, 1997 was approximately $33.5 million and $17.8 million, respectively. The decrease in available cash and cash equivalents, net of bank overdrafts from December 28, 1997 to June 14, 1998 was primarily due to the acquisitions of Pinetree and SCC.

     On February 10, 1998 the Company acquired the assets of Pinetree Foods, Inc. ("Pinetree") based in Asheville, North Carolina. The assets of Pinetree included 81 restaurant units located primarily in North Carolina, South Carolina and Georgia. The assets were acquired in cash for a total purchase price of approximately $24.0 million. The Company borrowed $16.0 million under its $100.0 million acquisition facility in order to complete the transaction. The Company has converted 66 of these restaurants into Company-operated Popeyes restaurants during the first and second quarters of 1998. The Company has spent or will spend approximately $14.0 million to convert these restaurants. Funds to convert these restaurants will be provided primarily by the Company's acquisition facility. As of June 14, 1998, the Company had borrowed $9.0 million under its acquisition facility to convert these restaurants. To date, the Company had spent a total of $10.0 million to convert these restaurants to Company-operated Popeyes restaurants and $2.1 million to install point of sale and back office systems in these restaurants.

     On March 18, 1998, the Company acquired all of SCC's common stock for a purchase price of approximately $70.0 million plus the assumption of approximately $5.0 million of debt. In order to complete the transaction, the Company obtained $43.0 million in cash from its acquisition facility and issued $25.5 million in AFC common stock, options and warrants. Included in the purchase price is a contingent payment up to $3.8 million, based upon SCC operations achieving a level of earnings, as defined in the agreement, over a 52-week period from October 1, 1997 to September 30, 1998.

     During the twenty-four weeks ended June 14, 1998 the Company invested in various capital projects totaling $12.0 million. During this period the Company invested $2.2 million in new restaurant locations, $1.9 million in its re-imaging and renovation program and $2.1 million in new management information systems. In addition, during the first twenty-four weeks of 1998, the Company invested $5.8 million in other capital assets to update, replace and extend the lives of restaurant equipment and facilities and complete other minor projects. Approximately $3.3 million of the above capital projects were financed through capital lease obligations or note payable obligations. The remaining capital projects were financed primarily through cash flows provided from normal operating activities and internal funds.

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

               None.

         (b)   Current Reports on Form 8-K

               None.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AFC Enterprises, Inc.


Date: July 29, 1998                      By:  /s/ Gerald J. Wilkins
                                             -----------------------
                                                 Gerald J. Wilkins
                                             Chief Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)