Form 10-Q
period 1998-09-06
AFC ENTERPRISES INC
filed 1998-10-21
CIK 1041379

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 6, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from..............to..............

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X    No
                        -------   -------


As of October 21, 1998, there were 39,083,982 shares of the registrant's Common Stock outstanding.

                             AFC ENTERPRISES, INC.
                                     INDEX


                                                                          Page
                                                                          ----
PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations - For
           the Twelve and Thirty-six Week Periods Ended
           September 6, 1998 and September 7, 1997........................  3

          Condensed Consolidated Balance Sheets - September 6, 1998
           and December 28, 1997 .........................................  4

          Condensed Consolidated Statements of Cash Flows - For
           the Thirty-six Week Periods Ended September 6, 1998 and
           September 7, 1997 .............................................  5

          Notes to Condensed Consolidated Financial Statements ...........  6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................  8

PART 2    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ............................... 20

                  (a) Exhibits ........................................... 20

                  (b) Current Reports on Form 8-K ........................ 20

SIGNATURE ................................................................ 20

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                             AFC ENTERPRISES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                (in thousands)


                                                                      12 Weeks Ended               36 Weeks Ended
                                                                    9/6/98      9/7/97           9/6/98      9/7/97
---------------------------------------------------------------------------------------------------------------------
REVENUES:
      Restaurant sales............................................ $112,364     $ 89,846        $320,022     $284,573
      Revenues from franchising....................................  16,077       14,996          44,721       44,399
      Revenues from wholesale and manufacturing...................   11,651        1,591          24,460        4,648
      Other revenues..............................................    2,348        2,062           6,731        6,059
                                                                   --------     --------        --------     --------
                  Total revenues..................................  142,440      108,495         395,934      339,679
                                                                   --------     --------        --------     --------

COSTS AND EXPENSES:
      Restaurant cost of sales....................................   36,362       29,820         103,161       92,791
      Restaurant operating expenses...............................   57,676       44,354         160,598      140,375
      Wholesale and manufacturing cost of sales...................    6,108        1,025          12,796        3,004
      Wholesale and manufacturing operating expenses..............    2,686          330           5,761          848
      General and administrative..................................   19,337       17,901          60,271       56,506
      Depreciation and amortization...............................   10,296        8,388          29,734       23,475
      Gain on sale of assets from AFDC transaction................       -            -               -        (5,319)
                                                                   --------     --------        --------     --------
                  Total costs and expenses........................  132,465      101,818         372,321      311,680
                                                                   --------     --------        --------     --------

INCOME FROM OPERATIONS............................................    9,975        6,677          23,613       27,999

OTHER EXPENSES:
      Interest, net...............................................    7,071        5,610          20,176       12,974
                                                                   --------     --------        --------     --------

NET INCOME BEFORE INCOME TAXES....................................    2,904        1,067           3,437       15,025
      Income tax expense..........................................   (1,177)        (409)         (1,406)      (6,021)
                                                                   --------     --------        --------     --------
NET INCOME........................................................    1,727          658           2,031        9,004
      Preferred stock dividends...................................       -            -               -         2,240
                                                                   --------     --------        --------     --------
NET INCOME ATTRIBUTABLE TO COMMON STOCK........................... $  1,727     $    658        $  2,031     $  6,764
                                                                   ========     ========        ========     ========

See accompanying notes to financial statements.
=====================================================================================================================

========================================================================================
                           AFC ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                                                    9/6/98      12/28/97
------------------------------------------------------------------ ---------------------
                                                                 (Unaudited)
ASSETS:
CURRENT ASSETS:
      Cash and cash equivalents................................... $ 11,557     $ 32,964
      Accounts and current notes receivable, net..................   15,399        8,305
      Income taxes, current.......................................    3,608          998
      Inventories.................................................   13,073        4,447
      Deferred income taxes.......................................      392          662
      Prepaid expenses and other..................................    2,027        1,539
                                                                   --------     --------
                  Total current assets............................   46,056       48,915
                                                                   --------     --------

LONG-TERM ASSETS:
      Notes receivable, net.......................................    3,433        4,477
      Deferred income taxes.......................................    4,262        1,481
      Property and equipment, net.................................  239,827      207,807
      Other assets................................................   18,718       17,049
      Intangible assets, net......................................  175,646      100,273
                                                                   --------     --------
                  Total long-term assets..........................  441,886      331,087
                                                                   --------     --------

                     Total assets................................. $487,942     $380,002
                                                                   ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
      Accounts payable............................................ $ 25,973     $ 22,123
      Current portion of long-term debt and capital
            lease obligations.....................................   13,442       10,994
      Short-term borrowings.......................................    7,000            -
      Bank overdrafts.............................................    9,491        9,707
      Accrued expenses and other..................................   23,566       23,923
                                                                   --------     --------
                  Total current liabilities.......................   79,472       66,747
                                                                   --------     --------


LONG-TERM LIABILITIES:
      Long-term debt, net of current portion......................   40,434       45,150
      Acquisition line of credit..................................   68,000            -
      10.25% Subordinated notes payable...........................  175,000      175,000
      Capital lease obligations, net of current portion...........   10,056       12,738
      Other liabilities...........................................   37,422       31,908
                                                                   --------     --------
                  Total long-term liabilities.....................  330,912      264,796
                                                                   --------     --------

                     Total liabilities............................  410,384      331,543
                                                                   --------     --------

SHAREHOLDERS' EQUITY:
      Common stock................................................      363          344

      Capital in excess of par value..............................  129,154      101,840
      Accumulated deficit.........................................  (47,292)     (49,323)
      Notes receivable - officers.................................   (4,667)      (4,402)
                                                                   --------     --------
                  Total shareholders' equity......................   77,558       48,459
                                                                   --------     --------

                     Total liabilities and shareholders' equity... $487,942     $380,002
                                                                   ========     ========

See accompanying notes to financial statements.
========================================================================================

===================================================================================
                               AFC ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                  (IN THOUSANDS)

                                                                  36 Weeks Ended
                                                               9/6/98       9/7/97
-----------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income................................................ $   2,031    $   9,004
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization...........................    29,734       23,475
    Deferred compensation...................................     1,833          915
    Other...................................................     1,785       (1,148)
    Provision for deferred income taxes.....................    (2,108)       4,112
    (Increase) decrease in operating assets.................   (13,124)       9,685
    Increase (decrease) in operating liabilities............    (4,327)        (160)
                                                             ---------    ---------
        Total adjustments...................................    13,793       36,879
                                                             ---------    ---------
  Net cash provided by operating activities.................    15,824       45,883
                                                             ---------    ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Proceeds from disposition of property and equipment.......       379       18,517
  Investment in property and equipment......................   (17,877)     (27,184)
  Investment in Chesapeake intangible asset.................         -      (14,159)
  Investment in Pinetree goodwill...........................   (23,783)           -
  Investment in Pinetree property and equipment.............   (19,586)           -
  Investment in SCC goodwill................................   (26,829)           -
  Investment in SCC property and equipment..................   (14,586)           -
  Notes receivable additions................................    (1,893)      (2,537)
  Payments received on notes  ..............................     1,556        2,899
                                                             ---------    ---------
  Net cash used in investing activities.....................  (102,619)     (22,464)
                                                             ---------    ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Principal payments of long-term debt......................    (3,946)    (127,268)
  Proceeds from long-term debt..............................         -       50,000
  Proceeds from subordinated notes..........................         -      175,000
  Net borrowings under Acquisition line of credit...........    68,000            -
  Net borrowings under Revolving line of credit.............     7,000            -
  Principal payments for capital lease obligations..........    (5,163)     (23,554)
  Increase (decrease) in bank overdrafts, net...............      (216)      (3,684)
  Notes receivable - officers, net..........................      (199)        (378)
  Redemption of 10% preferred stock.........................         -      (62,197)
  Issuance of common stock .................................         4            6
  Debt issuance costs ......................................       (92)      (9,941)
                                                             ---------    ---------
  Net cash provided by (used in) financing activities.......    65,388       (2,016)
                                                             ---------    ---------

  Net increase (decrease) in cash and cash equivalents......   (21,407)      21,403
  Cash and cash equivalents at beginning of the period......    32,964       19,216
                                                             ---------    ---------
  Cash and cash equivalents at end of the period............ $  11,557    $  40,619
                                                              ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash payments for income taxes ..........................   $ 6,115      $ 2,044
   Cash payments for interest ..............................    15,531        8,774
   Noncash investing and financing activities:
     Capital lease obligations incurred ....................     3,546       18,849
     Issuance of common stock, options and warrants ........    25,497            -

See accompanying notes to financial statements.
===================================================================================

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

2.   SUBSEQUENT ACQUISITION

Cinnabon International, Inc.

     On October 15, 1998, the Company acquired Cinnabon International, Inc. ("CII"), the operator and franchisor of 358 retail cinnamon roll bakeries operating in 39 states, Canada and Mexico. Two hundred and fourteen of the retail cinnamon roll bakeries are Company-operated and are located within the United States. In connection with the acquisition, which will be

================================================================================
accounted for as a purchase, CII will become a wholly-owned subsidiary of AFC through the merger of AFC Franchise Acquisition Corp. into CII (the "Acquisition").

     The Company acquired CII for $64.0 million in cash. The Company obtained $50.0 million of the cash consideration from its 1997 Credit Facility, which was amended to add a $50.0 million Tranche B term loan. The remaining $14.0 million cash consideration was funded with the proceeds from the sale of approximately
2.8 million shares of AFC common stock to certain "qualified" investors who are existing AFC shareholders and option holders. The shares were sold at a price of $7.75 per share and proceeds from the sale totaled approximately $21.7 million.

3.   REVOLVING FACILITY

  The Company utilized its revolving facility during the third quarter to fund capital expenditures and Turnkey development. The outstanding balance at September 6, 1998 was $7.0 million.

4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement is effective for all quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the financial statements at fair value. Management does not believe the implementation of this recent accounting pronouncement, if applicable, will have a material effect on its consolidated financial statements.

================================================================================

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in any discussion of the Company's expected future performance or operations, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that these will be realized. Such performance could be materially affected by a number of factors, including without limitation those factors set forth in "Item 1 - Business" of the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The following table presents selected revenues and expenses as a percentage of total revenues for the Company's Condensed Consolidated Statements of Operations for the twelve and thirty-six week periods ended September 6, 1998 and September 7, 1997.

                                         12 Weeks Ended    36 Weeks Ended
                                        ----------------- -----------------
                                        Sept. 6, Sept. 7, Sept. 6, Sept. 7,
                                          1998     1997     1998     1997
                                        -------- -------- -------- --------
Revenues:
  Restaurant sales....................    78.9%    82.8%    80.8%    83.7%
  Revenues from franchising...........    11.3     13.8     11.3     13.1
  Wholesale/mfg. revenues.............     8.2      1.5      6.2      1.4
  Other revenues......................     1.6      1.9      1.7      1.8
     Total revenues...................   100.0%   100.0%   100.0%   100.0%

Costs and expenses:
  Restaurant cost of sales (1)........    32.4%    33.2%    32.2%    32.6%
  Restaurant operating expenses (1)...    51.3     49.4     50.2     49.3
  Wholesale/mfg. cost of sales (2)....    52.4     64.4     52.3     64.6
  Wholesale/mfg. operating costs (2)..    23.1     20.7     23.6     18.2
  General and administrative..........    13.6     16.5     15.2     16.6
  Depreciation and amortization.......     7.2      7.7      7.5      6.9
  Gain/loss on sale of assets from
   AFDC transaction...................       -        -        -     (1.6)
     Total costs and expenses.........    93.0     93.8     94.0     91.8

Income from operations................     7.0      6.2      6.0      8.2

Interest expense, net.................     5.0      5.2      5.1      3.8

Net income before taxes...............     2.0      1.0      0.9      4.4

Income tax expense....................    (0.8)    (0.4)    (0.4)    (1.8)

Net income............................     1.2%     0.6%     0.5%     2.6%

(1) Expressed as a percentage of restaurant sales by Company-operated restaurants.
(2)  Expressed as a percentage of wholesale and manufacturing revenues.

                                 SELECTED FINANCIAL DATA

The following table sets forth certain financial information and other restaurant data relating to Company-operated and franchised restaurants (as reported to the Company by franchisees) for the twelve and thirty-six week periods ended September 6, 1998 and September 7, 1997:

                                              12 Weeks Ended                        36 Weeks Ended
                                      -------------------------------     ----------------------------------
                                      Sept. 6,    Sept. 7,   % change     Sept. 6,      Sept. 7,    % change
                                        1998        1997      97-98         1998          1997       97-98
                                      --------   --------   --------     --------      --------    --------
                                                             (dollars in millions)
EBITDA, as defined (1)............    $ 21.2       $ 15.7      35.0 %      $ 55.5        $ 49.6        11.7 %

EBITDA margin.....................      14.9%        14.5%      2.8 %        14.0%         14.6%       (4.1)%

Capital Expenditures (2)..........    $  8.9       $ 16.9     (47.5)%      $ 20.9        $ 46.3       (54.9)%

Restaurant data (unaudited):

Systemwide restaurant sales (3):
  Popeyes.........................    $229.4       $204.8       12.0 %   $  646.7      $  585.1        10.5 %
  Churchs.........................     178.8        171.1        4.5        522.5         503.0         3.9
  Chesapeake......................      14.6         17.5      (16.8)        44.1          26.5        66.3
  Seattle Coffee..................       7.4          N/A        N/A         14.2           N/A         N/A
                                      ------       ------                --------      --------
   Total..........................    $430.2       $393.4        9.3 %   $1,227.5      $1,114.6        10.1 %
                                      ======       ======                ========      ========

Systemwide restaurant openings:
  Popeyes.........................        30           35      (14.3)         138            85        62.4 %
  Churchs.........................        17           27      (37.0)          57            93       (38.7)
  Chesapeake......................         -           10     (100.0)           7            17       (58.8)
  Seattle Coffee..................         1            -        N/A            6             -         N/A
                                      ------       ------                --------      --------
   Total..........................        48           72      (33.3)         208           195         6.7 %
                                      ======       ======                ========      ========

Systemwide restaurants open,
 end of period:
  Popeyes.........................                                          1,261         1,092        15.5 %
  Churchs.........................                                          1,386         1,332         4.0
  Chesapeake......................                                            116           161       (27.9)
  Seattle Coffee..................                                             73           N/A         N/A
                                                                         --------      --------
   Total..........................                                          2,836         2,585         9.7 %
                                                                         ========      ========

Systemwide change in comp-
 arable restaurant sales (3)
  Popeyes.........................       3.0%         1.9%                    2.0%          2.7%
  Churchs.........................       4.9          1.6                     3.1           4.4
  Chesapeake......................       0.1          N/A                     N/A           N/A
  Seattle Coffee..................       N/A          N/A                     N/A           N/A

(1) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for items related to gains/losses on asset dispositions and writedowns and compensation expense related to stock option activity (deferred compensation).
(2) Excludes fixed assets added in connection with the Seattle Coffee and Pinetree acquisitions and capital expenditures made to convert the Pinetree restaurants to Popeyes Company-operated restaurants.
(3) Prior year twelve-week and current and prior year thirty-six week sales figures for Chesapeake and current and prior year twelve and thirty-six week sales figures for Seattle Coffee are not comparable since these acquisitions occurred during the second quarter of 1997 and the first quarter of 1998, respectively.

FOR THE TWELVE WEEKS ENDED SEPTEMBER 6, 1998 AND SEPTEMBER 7, 1997

Certain items relating to prior periods have been reclassified to conform with current presentation.

   REVENUES

   Total revenues increased 31.3% or $33.9 million during the twelve weeks ended September 6, 1998, as compared to the twelve weeks ended September 7, 1997.

   RESTAURANT SALES. Restaurant sales increased 25.1% or $22.5 million from the prior year. The increase was primarily attributable to sales generated by Company-operated restaurants acquired during the first quarter of 1998. On February 10, 1998, the Company acquired all of the restaurant properties operated by Pinetree Foods, Inc. ("Pinetree") and during the first and second quarters of 1998 converted these properties into 66 Popeyes Company-operated restaurants. Sales generated by these restaurants during the third quarter of 1998 were $9.2 million. On March 18, 1998, the Company acquired all of Seattle Coffee Company's (SCC's) common stock, resulting in the acquisition of 58 Company-operated cafes. Since the acquisition, five additional Company-operated SCC cafes have opened. Sales generated by the SCC cafes during the third quarter of 1998 were $6.0 million. The remaining sales increase was due to an increase in comparable sales for Company-operated restaurants of 6.2% for the quarter.

   REVENUES FROM FRANCHISING. Revenues from franchising increased $1.1 million or 7.2% from the prior year. Franchise royalty revenue increased $1.0 million or 7.6% from the prior year. The increase in franchise royalty revenue was primarily attributable to a 5.8% increase in the average number of franchised restaurants open during the third quarter of 1998 as compared to the third quarter of 1997. The remaining increase was attributable to an increase in
comparable sales for franchised restaurants of 2.6% for the quarter.   Franchise
fee income increased $0.1 million or 4.1% for the twelve weeks ended September 6, 1998, compared to the twelve weeks ended September 7, 1997.

   WHOLESALE AND MANUFACTURING REVENUES. Wholesale and manufacturing revenues increased $10.1 million for the twelve weeks ended September 6, 1998, as compared to the twelve weeks ended September 7, 1997. The increase was primarily attributable to the acquisition of SCC and its wholesale coffee operations. Wholesale coffee revenues totaled $10.0 million during the third quarter of 1998.

   OPERATING COSTS AND EXPENSES

   RESTAURANT COST OF SALES. Restaurant cost of sales for the first quarter of 1998 increased 21.9% or $6.5 million from the prior year. The increase was primarily attributable to the increase in restaurant sales. Expressed as a percentage of restaurant sales, cost of sales were 32.4% for the twelve weeks ended September 6, 1998 and 33.2% for the twelve weeks ended September 7, 1997. The decrease in this percentage is primarily due to selective menu price increases taken during 1998.

   RESTAURANT OPERATING EXPENSES. Restaurant operating expenses for the twelve weeks ended September 6, 1998 increased $13.3 million or 30.0% from the corresponding period in 1997, primarily due to a 25.1% increase in restaurant sales. Restaurant operating costs increased disproportionately to the increase in restaurant sales over the same period, primarily due to unusually high restaurant operating costs incurred at the 66 Popeyes restaurants acquired from Pinetree. Restaurant operating expenses as a percentage of restaurant sales were 51.3% for the third quarter of 1998, compared to 49.4% for the third quarter of 1997. Restaurant operating expenses for the quarter as a percentage of restaurant sales were 74.9% at the 66 Pinetree restaurants, primarily due to high labor, training and occupancy costs. Management is currently evaluating the profitability of the acquired Pinetree restaurants to determine whether certain of the restaurants should be closed and/or whether certain tangible and intangible assets recorded in connection with the acquisition and subsequent conversion of the restaurants should be written down or written off.

   WHOLESALE AND MANUFACTURING COST OF SALES. Wholesale and manufacturing cost of sales increased $5.1 million for the twelve weeks ended September 6, 1998, compared to the twelve weeks ended September 7, 1997. The increase was primarily attributable to the acquisition of SCC's wholesale and manufacturing operations. Wholesale and manufacturing cost of sales as a percentage of wholesale and manufacturing revenues decreased from 64.4 % for the third quarter of 1997 to 52.4% during the third quarter of 1998. The decrease in this percentage was primarily due to the inclusion of SCC's operations in the Company's cost of sales mix.

   WHOLESALE AND MANUFACTURING OPERATING COSTS. Wholesale and manufacturing operating costs increased from $0.3 million for the twelve weeks ended September 7, 1997 to $2.7 million for the twelve weeks ended September 6, 1998. Wholesale and manufacturing operating costs as a percentage of wholesale and manufacturing revenues increased from 20.7% for the twelve weeks ended September 7, 1997 to 23.1% for the twelve weeks ended September 6, 1998. The dollar and percentage increases for the quarter over the prior year were due to the acquisition of SCC's wholesale and manufacturing operations.

   GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of total revenues, general and administrative expenses decreased from 16.5% for the twelve weeks ended September 7, 1997 to 13.6% for the twelve weeks ended September 6, 1998. The decrease in this percentage was primarily attributable to a decrease in corporate bonus expense. Corporate bonus expense for the third quarter of 1998 was $1.6 million less than for the third quarter of 1997. Also contributing to the decrease in this percentage was the acquisition of SCC's operations. SCC's general and administrative expenses as a percentage of SCC revenues was 10.5% for the twelve weeks ended September 6, 1998, causing the overall percentage for the Company to decrease from the prior year.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.9 million or 22.7% from the prior year. Overall, net fixed assets of $239.8 million as of September 6, 1998 were up 19.5% over net fixed assets of $200.7 million at September 7, 1997. Net intangible assets as of September 6, 1998 totaling $175.6 million were up 71.8% over net intangible assets as of September 7, 1997 totaling $102.3 million. Depreciation and amortization as a percentage of total revenues decreased from 7.7% for the twelve weeks ended September 7, 1997 to 7.2% for the twelve weeks ended September 6, 1998.

   NET INTEREST EXPENSE. Interest expense, net of capitalized interest and interest income earned on short-term investments, for the twelve weeks ended September 6, 1998 was $7.1 million, compared to $5.6 million for the twelve weeks ended September 7, 1997. The $1.5 million increase in interest expense was due to higher levels of average debt outstanding during the third quarter of 1998 as compared with the third quarter of 1997. The increase in average debt outstanding was primarily attributable to borrowings made under the Company's acquisition and revolving loan facilities during the first three quarters of 1998.

   INCOME TAXES. The Company's effective tax rate for the twelve weeks ended September 6, 1998 was 40.5%, compared to an effective tax rate of 38.3% for the twelve weeks ended September 7, 1997. The increase in the effective tax rate is primarily attributable to amortization of SCC goodwill, which is not deductible for federal income tax purposes.

FOR THE THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1998 AND SEPTEMBER 7, 1997

Certain items relating to prior periods have been reclassified to conform with current presentation.

   REVENUES

   Total revenues increased $56.3 million or 16.6% during the thirty-six weeks ended September 6, 1998, as compared to the thirty-six weeks ended September 7, 1997.

   RESTAURANT SALES. Restaurant sales increased 12.5%, or $35.5 million, from the prior year. The increase was primarily attributable to sales generated by the Pinetree and SCC restaurants/cafes acquired during the first quarter of 1998. Sales totaled $22.1 million and $11.6 for the Pinetree restaurant units and the SCC cafes, respectively for the thirty-six weeks ended September 6, 1998. The remaining sales increase was due to an increase in comparable sales for Company-operated restaurants of 4.7% for the thirty-six weeks ended September 6, 1998. Partially offsetting these increases was a decrease in sales of $12.3 million due to the sale of 100 Company-operated Churchs restaurants to Atlanta Franchise Development Corporation ("AFDC") during the second quarter of 1997.

   REVENUES FROM FRANCHISING. Revenues from franchising increased $0.3 million or 0.7% from the prior year. Franchise royalty revenue increased $4.3 million or 11.7% from the prior year. The increase in franchise royalty revenue was primarily attributable to an increase in the number of franchised restaurants. During the thirty-six weeks ended September 6, 1998 and September 7, 1997, franchised restaurants on average numbered 2,074 and 1,818, respectively. Franchise fee income decreased $4.0 million or 50.5% for the thirty-six weeks ended September 6, 1998, compared to the thirty-six weeks ended September 7,
1997.   Franchise fee income for the thirty-six weeks ended September 7, 1997 included franchise fees of $2.5 million recorded in connection with the sale of 100 Company-operated Churchs restaurants to AFDC during the second quarter of 1997 and $1.2 million recorded in connection with the sale of 47 Company-operated Churchs restaurants to Royal Capital Corporation during the first quarter of 1997.

   WHOLESALE AND MANUFACTURING REVENUES. Wholesale and manufacturing revenues increased $19.8 million for the thirty-six weeks ended September 6, 1998, as compared to the thirty-six weeks ended September 7, 1997. The increase was attributable to the acquisition of SCC and its wholesale coffee operations. SCC's wholesale revenues totaled $19.7 million during the thirty-six weeks ended September 6, 1998.

   OPERATING COSTS AND EXPENSES

   RESTAURANT COST OF SALES. Restaurant cost of sales for the first three quarters of 1998 increased 11.2% or $10.4 million from the prior year. The increase was due to a 12.5% increase in restaurant sales. Expressed as a percentage of restaurant sales, cost of sales were 32.2% for the thirty-six weeks ended September 6, 1998 and 32.6% for the thirty-six weeks ended September 7, 1997. The decrease in this percentage is primarily due to selective menu price increases taken during 1998.

   RESTAURANT OPERATING EXPENSES. Restaurant operating expenses for the thirty-six weeks ended September 6, 1998 increased $20.2 million or 14.4% from the corresponding period in 1997. The increase in restaurant operating expenses was primarily due to the increase in restaurant sales. Restaurant operating expenses as a percentage of restaurant sales were 50.2% for the first three quarters of 1998, compared to 49.3% for the first three quarters of 1997. The increase in this percentage was primarily attributable to high restaurant operating costs incurred by the recently acquired Pinetree restaurants. Restaurant operating expenses as a percentage of restaurant sales at the 66 Pinetree restaurants was 72.2% for the thirty-six weeks ended September 6, 1998, primarily due to high labor, training and occupancy costs. Management is currently evaluating the profitability of the acquired Pinetree restaurants to determine whether certain of the restaurants should be closed and/or whether certain tangible and intangible assets recorded in connection with the acquisition and subsequent conversion of the restaurants should be written down or written off.

   WHOLESALE AND MANUFACTURING COST OF SALES. Wholesale and manufacturing cost of sales increased $9.8 million for the thirty-six weeks ended September 6, 1998, compared to the thirty-six weeks ended September 7, 1997. The increase was due to the acquisition of SCC's wholesale and manufacturing operations. Wholesale and manufacturing cost of sales as a percentage of wholesale and manufacturing revenues decreased from 64.6% for the first three quarters of 1997 to 52.3% for the first three quarters of 1998. The decrease in this percentage was primarily due to the inclusion of SCC's operations in the Company's cost of sales mix.

   WHOLESALE AND MANUFACTURING OPERATING COSTS. Wholesale and manufacturing operating costs increased from $0.8 million for the thirty-six weeks ended September 7, 1997 to $5.7 million for the thirty-six weeks ended September 6, 1998. Wholesale and manufacturing operating costs as a percentage of wholesale and manufacturing revenues increased from 18.2% for the thirty-six weeks ended September 7, 1997 to 23.6% for the thirty-six weeks ended September 6, 1998. These increases were due to the acquisition of SCC's wholesale and manufacturing operations.

   GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of total revenues, general and administrative expenses decreased from 16.6% for the thirty-six weeks ended September 7, 1997 to 15.2% for the thirty-six weeks ended September 6, 1998. The decrease in this percentage was primarily attributable to decreases in corporate bonus expense and fixed asset writeoffs. Corporate bonus expense for the thirty-six week period ended September 6, 1998 was $3.1 million less than that for the same period of a year ago. Writedowns associated with fixed assets during the first three quarters of 1998 were $1.3 million less than for the first three quarters of 1997. Also contributing to the decrease in this percentage was the acquisition of SCC's operations. SCC's general and administrative expenses as a percentage of SCC revenues was 12.0% for the thirty-six weeks ended September 6, 1998, causing the overall percentage for the Company to decrease from the prior year.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first three quarters of 1998 increased $6.3 million or 26.7% from the prior year. Overall, net fixed assets of $239.8 million as of September 6, 1998 were up 19.5% over net fixed assets of $200.7 million at September 7, 1997. Net intangible assets as of September 6, 1998 totaling $175.6 million were up 71.8% over net intangible assets as of September 7, 1997 totaling $102.3 million. Depreciation and amortization as a percentage of total revenues increased from 6.9% for the thirty-six weeks ended September 7, 1997 to 7.5% for the thirty-six weeks ended September 6, 1998. The increase in this percentage was primarily due to an increase in tangible and intangible assets added due to the Chesapeake acquisition in 1997 and Pinetree and SCC acquisitions in 1998.

   GAIN ON SALE OF ASSETS FROM AFDC TRANSACTION.   During the second quarter of
1997, the Company recorded a $5.3 million pre-tax gain associated with the sale of 100 Company-operated restaurants to AFDC.

   NET INTEREST EXPENSE. Interest expense, net of capitalized interest and interest income earned on short-term investments, for the thirty-six weeks ended September 6, 1998 was $20.2 million, compared to $13.0 million for the thirty-six weeks ended September 7, 1997. The $7.2 million increase in interest expense was due to higher levels of average debt outstanding and higher effective interest rates during the first three quarters of 1998 as compared with the first three quarters of 1997. The increase in average debt outstanding was primarily attributable to the refinancing transaction completed during the second quarter of 1997 and to borrowings made under the Company's acquisition and revolving loan facilities during the first three quarters of 1998. The refinancing transaction also led to higher effective interest rates during the thirty-six weeks ended September 6, 1998 compared to the thirty-six weeks ended September 7, 1997.

   INCOME TAXES. The Company's effective tax rate for the thirty-six weeks ended September 6, 1998 was 40.9%, compared to an effective tax rate of 40.1% for the thirty-six weeks ended September 7, 1997. The increase in the effective tax rate is primarily attributable to amortization of SCC goodwill, which is not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its business activities primarily with funds generated from operating activities, proceeds from the sale of shares of common stock, proceeds from long-term debt and a revolving line of credit and proceeds from the sale of certain Company-operated restaurants.

     Net cash provided by operating activities for the thirty-six week periods ended September 6, 1998 and September 7, 1997 was $15.8 million and $45.9 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of September 6, 1998 was $2.1 million, compared to $23.3 million at December 28, 1997. The Company's working capital deficit as of September 6, 1998 and December 28, 1997 was approximately $33.4 million and $17.8 million, respectively. The decrease in available cash and cash equivalents, net of bank overdrafts from December 28, 1997 to September 6, 1998 was primarily due to the acquisitions of Pinetree and SCC.

     On February 10, 1998 the Company acquired the assets of Pinetree Foods, Inc. ("Pinetree") based in Asheville, North Carolina. The assets of Pinetree included 81 restaurant units located primarily in North Carolina, South Carolina and Georgia. The assets were acquired in cash for a total purchase price of approximately $24.0 million. The Company borrowed $16.0 million under its $100.0 million acquisition facility in order to complete the transaction. The Company has converted 66 of these restaurants into Company-operated Popeyes restaurants. The Company has spent or will spend approximately $16.0 million to convert these restaurants. Funds to convert these restaurants have or will be provided primarily by the Company's acquisition facility and short-term borrowings under its revolving line of credit. As of September 6, 1998, the Company had borrowed $9.0 million under its acquisition facility and $7.0 million under its revolving line of credit to convert these restaurants. To date, the Company had spent a total of $13.3 million to convert these restaurants to Company-operated Popeyes restaurants and $2.1 million to install point of sale and back office systems in these restaurants.

     On March 18, 1998, the Company acquired all of SCC's common stock for an adjusted purchase price of approximately $68.5 million plus the assumption of approximately $5.0 million of debt. In order to complete the transaction, the Company obtained $43.0 million in cash from its acquisition facility and issued $25.5 million in AFC common stock, options and warrants. Included in the purchase price is a contingent payment of $1.9 million, based upon SCC operations achieving a level of earnings, as defined in the agreement, over a 52-week period from October 1, 1997 to September 30, 1998.

     During the thirty-six weeks ended September 6, 1998 the Company invested in various capital projects totaling $20.9 million. During this period the Company invested $4.9 million in new restaurant locations, $2.6 million in its re-imaging and renovation program and $3.3 million in new management information systems. In addition, during the first thirty-six weeks of 1998, the Company invested $10.1 million in other capital assets to update, replace and extend the lives of restaurant equipment and facilities and complete other projects. Approximately $3.3 million of the above capital projects were financed through capital lease obligations or note payable obligations. The remaining capital projects were financed primarily through cash flows provided from normal operating activities and internal funds.

     On October 15, 1998, the Company acquired Cinnabon International, Inc. ("CII"), the operator and franchisor of 358 retail cinnamon roll bakeries operating in 39 states, Canada and Mexico. Two hundred and fourteen of the retail cinnamon roll bakeries are Company-operated and are located within the United States. In connection with the acquisition, which will be accounted for as a purchase, CII will become a wholly-owned subsidiary of AFC through the merger of AFC Franchise Acquisition Corp. into CII (the "Acquisition").

     The Company acquired CII for $64.0 million in cash. The Company obtained $50.0 million of the cash consideration from its 1997 Credit Facility, which was amended to add a $50.0 million Tranche B term loan (see below). The remaining $14.0 million cash consideration was funded with the proceeds from the sale of approximately 2.8 million shares of AFC common stock to certain "qualified" investors who are existing AFC shareholders and option holders. The shares were sold at a price of $7.75 per share and proceeds from the sale totaled approximately $21.7 million.

     In connection with the acquisition of CII, the Company amended its existing 1997 Credit Facility (see "Item 8 - Financial Statements and Supplementary Data, Footnote 8" of the Company's Annual Report on Form 10-K) to add a $50.0 million Tranche B term loan. The terms of the amended 1997 Credit Facility remained substantially unchanged with respect to security interests, covenants and events of default. At the election of the Company, the Tranche B term loan will bear interest at (i) a defined base rate plus 1.75% per annum or (ii) LIBOR plus 2.75% per annum, subject to reduction based on the achievement of certain leverage ratio levels. Principal repayments under the term loan are due in quarterly installments of $0.1 million commencing December 31, 1998 and increasing to $3.8 million beginning September 30, 2002. The Tranche B term loan matures on June 30, 2004. As of September 6, 1998, total amounts outstanding under the Company's 1997 Credit Facility included: Tranche A term loan - $45.5 million; Acquisition Facility - $68.0 million; and Revolving Facility - $7.0 million.

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

YEAR 2000

     The Company relies to a large extent on computer technology to carry out its day-to-day operations. The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's information technology ("IT") systems and non-IT systems that are reliant on computer technology. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This problem could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions or engage in normal business activities.

     The Company has adopted a Year 2000 plan that includes five phases. These phases are: 1) inventory 2) assess 3) remediate 4) test and 5) maintain. Although the pace of the work varies among the Company's IT and non-IT systems and the phases are often conducted in parallel, the inventory and assess phases have been substantially completed as of September 6, 1998 and the remediation phase is in progress. Under the Company's current plan, remediation and testing of IT systems is scheduled to be completed by the end of its third quarter of 1999. The Company anticipates the timely completion of this compliance assessment, which should mitigate the Year 2000 issue.

     To date, the Company has incurred approximately $0.1 million in Year 2000 costs. These costs are primarily related to fees paid to outside consultants who helped develop a strategy to assess the Company's Year 2000 issues. The Company estimates that the total costs of addressing the Year 2000 issue will approximate $0.8 million, including the amount that has already been expended. These costs will be funded through operating cash flows.

     Based upon its compliance assessment, the Company does not expect the Year 2000 problem, including the cost of making the Company's IT and non-IT systems Year 2000 compliant, to have a material adverse impact on the Company's financial position or results of operations in future periods. The cost and time estimates for the Company's Year 2000 project are based on its best estimates. There can be no assurance that these estimates will be achieved or that planned results will be achieved. The inability of the Company to resolve all potential Year 2000 problems in a timely manner could have a material adverse impact on the Company.

     During August 1994, an outsourcing agreement between the Company and IBM Global Services ("IGS") was executed to, among other things, enhance and upgrade the Company's corporate and restaurant hardware and software computer systems. During the process of upgrading its systems, which is scheduled for completion by the end of 1998, the Company established procedures to ensure that its new IT systems were Year 2000 compliant. The Company believes that a significant portion of the potential Year 2000 issues will be resolved with the completion of its IT system upgrades made in connection with the IGS contract.

     Under the Company's Franchise Awareness Program and Vendor/Supplier Letter Program, the Company has and will be initiating communications with its significant suppliers and vendors and its franchisee community in an effort to determine the extent to which the Company's business is vulnerable to the
failure by these third parties to remediate their Year 2000 problems.   While
the Company has not been informed of any material risks associated with the Year 2000 problem with respect to these entities, there can be no assurance that the IT and non-IT systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company's financial position and results of operations.

     The Company has not yet ascertained what the impact would be on the Company's financial position and results of operations in the event of failure of the Company's or third parties' IT and non-IT systems due to the Year 2000 issue. The Company will begin developing a contingency plan in the fourth quarter of 1998 designed to allow continued operations in the event that such failures should occur.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement is effective for all quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the financial statements at fair value. Management does not believe the implementation of this recent accounting pronouncement, if applicable, will have a material effect on its consolidated financial statements.

                           PART 2. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

           27.1  Financial Data Schedule

     (b)  Current Reports on Form 8-K

          We filed a Current Report on Form 8-K dated August 13, 1998 under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statement and Exhibits, to report the Company's execution of a definitive agreement to acquire all of the common stock of Cinnabon International, Inc.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AFC Enterprises, Inc.


Date: October 21, 1998              By:  /s/ Gerald J. Wilkins
                                         -------------------------------
                                              Gerald J. Wilkins
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)