Form 10-K
period 1998-12-27
AFC ENTERPRISES INC
filed 1999-03-29
CIK 1041379

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]    No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                          Not applicable.

The aggregate market value of the common stock of AFC Enterprises, Inc. held by non-affiliates of AFC Enterprises, Inc. is not applicable as the common stock of AFC Enterprises, Inc. is privately held.

As of March 29, 1999, there were 39,233,441 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The exhibit index is contained in Part IV herein on page 61.

                             AFC ENTERPRISES, INC.


                              INDEX TO FORM 10-K

                                     PART I
Item 1.   Business.................................................     1
Item 2.   Properties...............................................    20
Item 3.   Legal Proceedings........................................    23
Item 4.   Submission of Matters to a Vote of Security Holders......    24


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholders Matters..................................    24
Item 6.   Selected Consolidated Financial Data.....................    25
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    28
Item 8.   Consolidated Financial Statements and Supplementary Data.    45
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...................    45

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.......    46
Item 11.  Executive Compensation...................................    50
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management........................................    58
Item 13.  Certain Relationships and Related Transactions...........    59

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K...........................................    61

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


GENERAL

     AFC Enterprises, Inc., a Minnesota corporation and its wholly-owned subsidiaries (collectively "AFC" or the "Company"), are principally engaged in the operation, development and franchising of quick-service restaurants, bakeries and cafes ("QSRs") under the primary trade names of Popeyes Chicken and Biscuits ("Popeyes"), Churchs Chicken ("Churchs"), Cinnabon Bakeries ("Cinnabon"), Seattle's Best Coffee and Torrefazione Italia ("Seattle Coffee") and Chesapeake Bakery Cafes ("Chesapeake"). Total restaurants, bakeries and cafes by brand as of December 27, 1998 were as follows:


                              Domestic                  International
                      ------------------------    ------------------------
                      Company-                    Company-
                      Operated      Franchised    Operated      Franchised     Total
                      --------      ----------    --------      ----------     ------
  Popeyes.........        171              899           -             222     1,292
  Churchs.........        491              615           -             293     1,399
  Cinnabon........        212              140           -              17       369
  Seattle Coffee..         57               11           2               1        71
  Chesapeake......          4              103           -               -       107
                      -------       ----------    --------      ----------     -----
       Total......        935            1,768           2             533     3,238
                      =======       ==========    ========      ==========     -----

     The Company is also engaged in the business of selling premium brand coffees through wholesale and retail distribution channels. In addition, the Company has a small manufacturing plant that produces gas fryers and other custom-fabricated restaurant equipment for sale to Company-operated and franchised chicken restaurants and to other restaurant operators.

     The Company's principal executive offices are located at Six Concourse Parkway, Suite 1700, Atlanta, Georgia 30328-5352 and its telephone number is
(770) 391-9500.

BRAND PROFILES

     The Company franchises and operates restaurants, bakeries and cafes catering to different segments of the QSR industry.

     POPEYES CHICKEN AND BISCUITS. Popeyes Chicken and Biscuits was founded in New Orleans in 1972 and is the market leader in the Cajun segment of the QSR industry. With 1,292 restaurants worldwide as of December 27, 1998, Popeyes was the second largest quick-service chicken restaurant chain in 1998, in terms of sales. System-wide sales for fiscal year 1998 totaled $954.3 million. Popeyes specialty menu item is fresh, hand-battered, bone-in fried chicken sold in two flavors--New Orleans Spicy(TM) and Louisiana Mild(TM). Popeyes chicken is complemented with a wide assortment of signature Cajun cuisine side dishes, including red beans and rice, Cajun rice, Cajun fries and fresh buttermilk biscuits. Popeyes is positioned as a premium fried chicken for customers who seek its full flavor and specialty blend of seasonings and spices. Popeyes is also known for its unique items that complement its core menu, including its Louisiana Legends (TM) menu of jambalaya, crawfish etoufee' and chicken and seafood gumbo. Popeyes spicy fried chicken and other Cajun menu offerings have also proven to be popular in Far East countries. Popeyes restaurants are generally found in urban areas in traditional stand-alone locations, as well as in non-traditional formats such as airports and other travel centers and supermarkets.

     CHURCHS CHICKEN. Churchs Chicken, founded in San Antonio, Texas in 1952, is one of the United States' oldest QSR chains and as of December 27, 1998 had 1,399 restaurants worldwide, making Churchs the second largest quick-service chicken restaurant chain, in terms of number of outlets. Total system-wide sales for fiscal year 1998 totaled $755.1 million. Churchs restaurants focus on serving traditional Southern fried chicken in a simple, no frills restaurant setting. Churchs menu items also include other Southern specialties including fried okra, coleslaw, mashed potatoes and gravy, corn on the cob and honey butter biscuits. Churchs is positioned as a value-oriented brand, providing simple, traditional meals to price conscious consumers. Churchs restaurants are traditionally found in urban areas where their reputation as a "neighborhood" restaurant has been established. With its small footprint and a simple operating system, Churchs is rapidly expanding into non-traditional formats such as convenience stores, grocery stores and co-branding locations. Internationally, Churchs has been very popular in the Far East, operating under the brand name Texas Chicken(TM).

     CINNABON. On October 15, 1998, the Company acquired Cinnabon International, Inc. ("CII"), the operator and franchisor of 363 retail cinnamon roll bakeries operating in 39 states, Canada and Mexico. The Company acquired CII for $64.0 million in cash. Founded in Seattle, Washington in 1985, Cinnabon International, Inc. is the leading cinnamon roll bakery retailer in North America. Located in high traffic shopping malls, airports, train stations, travel plazas and supermarkets, Cinnabon bakeries serve fresh cinnamon rolls made with Indonesian cinnamon and topped with a sweet, rich cream cheese-based frosting. Cinnabon has built a reputation for offering fresh, aromatic, oven-hot cinnamon rolls at affordable prices. Continually evolving and improving since the original Cinnabon opened in Seattle in 1985, today's product offerings are built upon the foundation recipe begun by "CinnaMom" Jerilyn Brusseau. After nine arduous months of testing and re-testing more than 200 recipes, Jerilyn invented the original Classic Roll. The Classic Roll laid the foundation for Cinnabon's high standards and commitment to quality and freshness. Some of the Company's successful new product offerings include the Pecanbon and the Berrybon. In addition to the cinnamon roll related products, the Company offers a variety of proprietary beverages including the Mochalatta Chill and Vareva Orange Juice.

     SEATTLE COFFEE. On March 18, 1998, the Company acquired all of Seattle Coffee Company's ("SCC") common stock for an adjusted purchase price of approximately $68.8 million plus the assumption of approximately $4.8 million of debt. Seattle Coffee Company was created as a result of combining Seattle's Best Coffee, Inc. and Torrefazione Italia, Inc. in May 1994. Seattle's Best Coffee is one of the oldest companies in the specialty coffee business in the United States. Currently, SCC has more than 5,000 wholesale accounts, 59 Company-operated cafes and twelve franchised cafes.

     Founded by Jim Stewart in 1969 in Coupeville on Whidbey Island, Washington, the coffee roasting operation was moved to a store in Seattle in 1971. In 1983, the first Stewart Brothers Coffee retail store was opened in Bellevue Square, a regional mall and management adopted a strategy of using retail stores to promote the brand name and drive wholesale sales. This strategy has remained basically unchanged to the present. SCC's brand name was changed from Stewart Brothers Coffee to Seattle's Best Coffee ("SBC") in the 1980s, after being honored by Seattle's leading chefs as "Seattle's best coffee." SBC markets several "coffee house blends" under names such as Seattle's Best Blend, Post Alley, Saturday's, Grand Central and Henry's. Each blend has a unique flavor profile, allowing SBC to meet a full range of taste preferences.

     Torrefazione Italia ("TI") was founded in 1986 by Umberto Bizzarri and Dawn Zervas. Like SBC, TI has opened retail locations to support and build brand awareness for its primary business of wholesaling premium brand coffees. TI presents a classic Italian coffee experience. TI coffees are positioned at the highest end of the quality and price range and are marketed with an Italian image. With names such as Venezia, Milano, Perugia and Napoli, these coffees are the creations of the Bizzarri family. The Italian heritage is enhanced by serving TI coffees in hand-painted ceramics imported from Deruta, Italy. The TI cafes project the brand's European flavor and are designed to accommodate those who are on-the-go as well as those who wish to relax and sip their coffee while listening to classic music.

     CHESAPEAKE. On May 5, 1997, the Company acquired all of the intangible assets of the franchise business of Chesapeake from The American Bagel Company. Located primarily in Washington, D.C., Maryland and Virginia, Chesapeake operates four Company-operated bagel bakeries and franchises 103 bagel bakeries. System-wide sales for the year totaled $61.5 million in 1998. Chesapeake bagel bakeries offer a variety of freshly made items, including a wide assortment of bagels and other baked goods, sandwiches, salads, fountain drinks and specialty coffees. Several of the restaurants have viewing areas that allow customers to experience the bagel making process. The acquisition of Chesapeake gives the Company a presence in the bagel and sandwich segment of the QSR industry.

WHOLESALE OPERATIONS

     SEATTLE COFFEE. Seattle Coffee roasts and blends specialty coffees in its 28,000 square foot automated roasting facility on Vashon Island, near Seattle. Management believes that the roasting and packaging facility may be one of the most technically advanced in the U.S., for its capacity. Seattle Coffee selects its coffee beans from the best quality Arabica beans from the finest growing regions of the world, which have been prepared by growers and producers who take great care with their coffees. Seattle Coffee is one of a few specialty coffee roasters in the U.S. that travels to the producing countries to purchase green coffee beans. Management believes this buying strategy will be increasingly important to ensure supply of the highest quality green beans, as the demand for specialty coffee expands in the U.S. and around the world.

     Seattle Coffee's wholesale sales are made primarily to other food service retailers, supermarkets and to its own coffee cafes. Food service wholesale sales are targeted to such food service providers as hotel chains, fine restaurants, specialty coffee retailers, espresso carts, delis, and theaters, among others. Seattle Coffee has opened 14 regional offices to support the expansion of its wholesale food service sales. Seattle Coffee has been successful in initiating strategic alliances with multi-market retailers such as Books-A-Million, Eddie Bauer, Mrs. Fields Cookies and Albertson's Supermarkets. In addition, Alaska Airlines recently announced that it will serve Seattle's Best Coffee on all of its flights beginning in April, 1999.

     Seattle's Best Coffee whole bean bulk and pre-packaged coffee is distributed to supermarkets throughout the Pacific Northwest and other parts of the country. The brand has achieved a high degree of penetration in the Pacific Northwest with settings in most major supermarkets, including QFC, Safeway, Albertson's and others. SCC initiated the entry of Torrefazione Italia into supermarkets in late 1995 and the brand is now carried in selected high-end chains and independents in Western Washington and Oregon. The prospects for growth in the supermarket channel appear to be significant. Management believes that the increasing presence of its brands in retail cafes and key food service accounts around the country will, in turn, stimulate opportunities for long-term growth of bean sales through supermarkets. Seattle Coffee operates 14 regional wholesale offices throughout the U.S. and one in Canada.

MANUFACTURING OPERATIONS

     ULTRAFRYER SYSTEMS. The Company's Ultrafryer Systems ("Ultrafryer") division (f.k.a. Far West Products) is a manufacturer of restaurant equipment and is located in San Antonio, Texas. Ultrafryer's focus is to provide equipment for Company-operated and franchised Popeyes and Churchs restaurants domestically and internationally, as well as other QSR customers. Ultrafryer's main product is the Ultrafryer(TM) gasfryer.

RESTAURANT LOCATIONS

     As of December 27, 1998, the Company's 3,238 systemwide restaurants were located in 47 states, the District of Columbia and 24 foreign countries.

     POPEYES. Popeyes restaurants are located in 39 states, the District of Columbia and 18 foreign countries. The 171 Company-operated Popeyes restaurants are located in the states of Texas, Louisiana, Georgia, North Carolina and South Carolina. Over 70% of the 899 domestic franchised Popeyes restaurants are located in the states of Texas, Louisiana, Florida, California, Illinois, Maryland, Mississippi and Georgia. Over 65% of the 222 international franchised Popeyes restaurants are located in Korea.

     CHURCHS. Churchs restaurants are located in 29 states and nine foreign countries. The 491 Company-operated Churchs restaurants are concentrated primarily in the states of Texas, Louisiana, Georgia, Oklahoma, Alabama, Florida, Mississippi and Arizona. Almost 65% of the 615 domestic franchised Churchs restaurants are located in Texas, California, Louisiana, Georgia, Florida, Michigan, New York and Illinois. Over 95% of the 293 international franchised Churchs restaurants are in Canada, Puerto Rico, Indonesia, Taiwan and the Philippines.

     CINNABON. Cinnabon bakery cafes are located in 40 states and three foreign countries. The 212 Company-operated Cinnabon bakeries are heavily concentrated in the states of California, Washington, Florida, Illinois, Ohio, Texas, Massachusetts, Michigan and Pennsylvania. The 140 domestic franchised Cinnabon bakeries are heavily concentrated in the states of Minnesota, Massachusetts, Illinois, Arizona, California, Nevada, New Jersey and New York. The 17 international franchised Cinnabon restaurants are open in Canada, Mexico and Saudi Arabia.

     SEATTLE COFFEE. Seattle Coffee cafes are located in eight states and two foreign countries. The 57 Seattle Coffee domestic Company-operated cafes are located primarily in the states of Washington, Oregon, California and Illinois. There are two Seattle Coffee Company-operated cafes in Canada. The 11 franchised Seattle Coffee cafes are located primarily in Washington and Oregon. There is one international franchised Seattle Coffee cafe in Saudi Arabia.

     CHESAPEAKE. Chesapeake bagel bakeries are located in 23 states and the District of Columbia. The four Company-operated Chesapeake bagel bakeries are in the states of Georgia and Maryland. The 103 franchised Chesapeake bagel bakeries are concentrated primarily in Virginia, Maryland, Pennsylvania, Florida and the District of Columbia.

STRATEGY

     GLOBAL STRATEGY. The Company has adopted a global strategy to increase revenues and profits by (i) the franchise development of its existing Popeyes, Churchs, Cinnabon, Seattle Coffee and Chesapeake brands and (ii) the multiple-channel distribution of specialty coffee products, penetrating both at-home and away-from-home consumption. The Company's strategy is to (i) deliver world class service and support to its franchisees by capitalizing on the Company's size, state-of-the-art technology and leadership position, (ii) promote franchisee development of traditional and non-traditional formats in new and existing markets, (iii) provide new and existing franchisees with investment opportunities in high value/high growth branded concepts and (iv) expand wholesale and retail channels of distribution for its specialty coffees. The Company believes that by following this strategy it will become Franchisor of Choice(TM) which, when combined with the Company's market leadership position, superior brand awareness, strong franchisee relationships and expanding channels of distribution will result in continued growth.

     INCREASE DOMESTIC FRANCHISED RESTAURANTS, BAKERIES AND CAFES. The Company believes that significant opportunities exist to increase the number of domestic franchised restaurants, bakeries and cafes operated by both new and existing franchisees and that growth through franchising can provide significant additional revenue growth at relatively low levels of capital expenditures by the Company. The Company intends to target restaurant growth in markets where it has or can achieve sufficient penetration to justify television advertising because sales at restaurants, bakeries and cafes in the Company's media efficient markets are generally 5% to 10% higher than sales in non-media efficient markets. The number of domestic franchised restaurants, bakeries and cafes has increased from approximately 990 at the beginning of 1993, to 1,768 at December 27, 1998. Domestic franchised restaurant openings during fiscal year 1998 are as follows:



                                             Fiscal Year
                                                 1998
                                             -----------

                  Popeyes.............           83
                  Churchs.............           51
                  Cinnabon............            3
                  Seattle Coffee......            1
                  Chesapeake..........           10
                                             -----------
                      Total...........          148
                                             ===========


     INCREASE INTERNATIONAL FRANCHISED RESTAURANTS, BAKERIES AND CAFES. Management believes that international expansion is an attractive growth opportunity due to (i) advantageous per unit economics, resulting largely from lower food and/or labor costs and less QSR competition abroad, (ii) foreign economies with an expanding group of QSR consumers and (iii) well established markets for quick-service restaurants, bakeries and cafes in a substantial number of countries around the world. The Company's international operations have increased from 172 franchised restaurants in 14 foreign countries at the beginning of 1993, to 533 franchised restaurants, bakeries and cafes in 24 foreign countries at December 27, 1998. Additionally, commitments to develop international franchised restaurants have risen from 161 at the beginning of 1993, to 815 at December 27, 1998. International franchised restaurant openings during fiscal year 1998 are as follows:


                                             Fiscal Year
                                                1998
                                             -----------

                     Popeyes..............       46
                     Churchs..............       25
                     Cinnabon.............        2
                     Seattle Coffee.......        1
                                             -----------
                        Total.............       74
                                             ===========


     INCREASE SPECIALTY COFFEE WHOLESALE BUSINESS. The Company's goal is to develop Seattle's Best Coffee and Torrefazione Italia into nationally recognized brand names in the premium segment of the specialty coffee industry. Quality restaurants, hotels, offices, specialty retailers, clubs, universities and other places where people consume food and beverages are now potential outlets for specialty coffee. Supermarkets will remain the dominant source of coffee for home consumption and specialty coffee's share of this market is expanding rapidly. Management anticipates significant growth in specialty coffee distribution through retail, wholesale food service and grocery over the next few years.

     CAPITALIZE ON ADDITIONAL GROWTH OPPORTUNITIES. The Company intends to aggressively pursue selected growth opportunities by (i) expanding its existing brands to new domestic and international markets, (ii) promoting the development of new points of distribution, (iii) expanding the channels of distribution for its specialty coffees and (iv) acquiring additional branded concepts to provide franchisees with a broad range of investment opportunities, thereby generating a larger and more diversified stream of franchise revenues to the Company. These initiatives include the following:

     . NON-TRADITIONAL FORMATS. In response to new marketing opportunities and consumer demand, the Company intends to continue to promote the expansion of the number and type of non-traditional formats from which it sells Popeyes, Churchs, Chesapeake, Cinnabon and Seattle Coffee food products. In addition to the traditional stand-alone models, the Company has franchised and opened Popeyes, Churchs, Cinnabon, Seattle Coffee and Chesapeake restaurants, bakeries and cafes within community shopping plazas, convenience stores, mall food courts, airports and other transportation centers and grocery stores.

     . CO-BRANDING INITIATIVES. The Company intends to selectively enter into co-branding arrangements in which Popeyes and Churchs restaurants share facilities with other QSRs. Management believes that co-branding represents an attractive revenue growth opportunity that provides brand awareness in new markets and faster opening times (as restaurants are constructed within existing QSR facilities), together with reduced costs of entry and lower ongoing capital expenditures. The Company has entered into several such arrangements including franchising Churchs restaurants in 91 Cara Operations Limited Harvey's hamburger restaurants in Canada and in 76 White Castle hamburger restaurants throughout the Midwest, Southeast and Northeast.

     . NEW DISTRIBUTION CHANNELS. Management intends to aggressively pursue new and expanded distribution channels for its premium coffee products. Marketing efforts will be aimed at developing key accounts with such food service providers as espresso carts, quality restaurants, hotels, independent coffee cafes, delis, theaters, colleges, corporate offices and general merchandise retailers. Marketing efforts will also be aimed at developing strategic alliances with larger hotel chains, quality restaurant chains and specialty retailers doing business in multiple regions or on a national basis. Management believes that significant opportunities exist to expand its distribution channels into regional and national supermarkets.

     . NEW BRANDED CONCEPTS. Management has identified and acquired additional high value/high growth brands which it believes will benefit from the Company's operating efficiency, management experience, state-of-the-art technology, service commitment to franchisees and shared administrative infrastructure. In line with this strategy, in May 1997 the Company acquired all of the intangible assets relating to the franchise business of Chesapeake Bagel. In March 1998, the Company acquired Seattle Coffee Company and its two specialty coffee brands Seattle's Best Coffee and Torrefazione Italia. Further, in October 1998, the Company acquired Cinnabon International. Management currently plans to focus on integrating and growing these concepts but intends to continue to seek out additional high value/high growth brands to acquire, operate and franchise in the future.

     INCREASE OPERATIONAL EFFICIENCIES AND LEVERAGE INFORMATION TECHNOLOGY. The Company's customized management information systems, typically not affordable by smaller QSR chains, provide both the Company and its franchisees with the ability to quickly capitalize on restaurant sales enhancement and profit opportunities. The Company utilizes its management information systems to (i) minimize waste and control labor costs, (ii) effectively manage inventory and
(iii) analyze product mix and various promotional programs using point-of-sale information. In 1998, management launched AFC Online, an intranet for franchisees that provides operational support, a restaurant development roadmap, a business planning template, marketing information and certain other relevant information on a 24 hours a day, seven days a week basis.

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

     FRANCHISOR OF CHOICE(TM). The Company has adopted the Franchisor of Choice(TM) global strategy, which will be implemented by (i) promoting distinctly positioned brands, currently Popeyes, Churchs, Cinnabon, Seattle's Best Coffee, Torrefazione Italia and Chesapeake with other branded concepts to be acquired in the future, (ii) developing multi-unit development territories,
(iii) providing high quality service and support to franchisees, (iv) providing franchisees with alternative formats in innovative market settings, (v) redesigning business processes to provide additional support to franchisees, including a multi-million dollar investment in new technology, (vi) eliminating barriers to growth for existing and new franchisees through new financial and real estate support mechanisms and (vii) providing on-site or field support including site selection, construction expertise, multi-national supply and distribution, marketing, operations and training.

SITE SELECTION

     The Company has an extensive domestic site selection process for the establishment of new Popeyes, Churchs, Cinnabon, Seattle Coffee and Chesapeake restaurant, bakery and cafe locations, commencing with an overall market plan for each intended area of development compiled by the Company and the relevant area developer, if any. The Company emphasizes free-standing pad sites and end-cap locations with ample parking and easy dinner-time access from high traffic roads for its Popeyes and Churchs brands. Cinnabon, Seattle Coffee and Chesapeake brands emphasize mall food courts, in-line shopping centers, transportation facilities and office buildings.

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

FRANCHISE DEVELOPMENT

     The Company's global strategy includes the opening of substantially all new restaurants, bakeries and cafes through franchising additional restaurants, bakeries and cafes to new and existing franchisees. The Company enjoys strong relationships with its franchisees as a result of its ongoing efforts to (i) develop Popeyes, Churchs, Cinnabon and Seattle Coffee globally and Chesapeake in the U.S. by investing capital to re-image and renovate Company-operated restaurants in each of the systems, (ii) provide strong operational, marketing and technological support to franchisees,
(iii) deliver operating efficiencies and economies of scale to its franchisees and (iv) promote the expansion of points of distribution to non-traditional formats and new markets for existing brands, and by acquiring and franchising high value/high growth branded concepts.

     DOMESTIC DEVELOPMENT AGREEMENTS. Domestic development agreements provide for the development of a specified number of restaurants, bakeries and cafes within a defined domestic geographic territory in accordance with a schedule of restaurant opening dates. Development schedules generally cover three to five years and typically have benchmarks for the number of restaurants, bakeries and cafes to be opened and in operation at six-month to twelve-month intervals. Area developers currently pay a development fee of $10,000 for the first restaurant to be developed and $5,000 for each additional restaurant to be developed under the same development agreement. Such development fees are non-refundable and paid when the area development agreement is executed.

     INTERNATIONAL DEVELOPMENT AGREEMENTS. The Company enters into development agreements with qualifying parties to develop Popeyes, Churchs, Cinnabon or Seattle Coffee franchised restaurants, bakeries and cafes in jurisdictions outside of the United States ("International Development Rights"). International Development Rights may include one or more countries or limited geographic areas within a particular country. The terms of the development agreements for International Development Rights are, in most respects, similar to domestic development agreements. International development agreements also require a pre-payment of a portion of the franchise fee for each franchised restaurant to be developed under the agreement. International development agreements also include additional provisions necessary to address the multi-national nature of the transaction (including foreign currency exchange, taxation matters and international dispute resolution provisions) and are also subject to modifications necessary to comply with the requirements of applicable local laws, such as laws relating to technology transfers, export/import matters and franchising.

     FRANCHISE AGREEMENTS. Once a site has been approved by the Company and the property has been acquired by the developer either by purchase or lease, the Company and the area developer enter into a franchise agreement under which the area developer becomes the franchisee for the specific restaurant to be developed at such site. Current franchise agreements typically provide for payment of a franchise fee of $15,000 per restaurant. Franchise fees for mass merchandise locations (including department stores and supermarkets) are generally $10,000 for the first location and $5,000 for each additional mass merchandise location under the same development agreement. In addition, the Popeyes and Churchs franchise agreements require franchisees to pay a 5% royalty on net restaurant sales and a 3% (with respect to Popeyes) and 4% (with respect to Churchs) national advertising fund contribution (reduced to a maximum of 1% if a local advertising co-operative is formed). The Cinnabon franchise agreements require franchisees to pay a 5% royalty on net restaurant sales and a 1.5% national advertising fund contribution. Franchise agreements for Seattle Coffee franchisees require a 3% royalty on net restaurant sales and a 2% national advertising fund contribution. The Chesapeake franchise agreements require franchisees to pay a 4% royalty on net restaurant sales and a 1% to 2% national advertising fund contribution. Certain of the Company's older franchise and area development agreements provide for lower royalties and reduced franchise and area development fees. Such older forms of agreements constitute a decreasing percentage of all franchise agreements.

     All of the Company's franchise agreements require that each restaurant operates in accordance with the operating procedures, adheres to the menu established by the Company and meets applicable quality, service and cleanliness standards. The Company may terminate the franchise rights of any franchisee who does not comply with such standards. The Company is specifically authorized to take accelerated action if any franchised restaurant presents a health risk. The Company believes that maintaining superior food quality, a clean and pleasant environment and excellent customer service are critical to the reputation and success of the Popeyes, Churchs, Cinnabon, Seattle Coffee and Chesapeake systems and it intends to aggressively enforce applicable contractual requirements. Franchisees may contest such terminations.

     The terms of international franchise agreements are substantially similar to domestic franchise agreements, except that such agreements may be modified to reflect the multi-national nature of the transaction and to comply with the requirements of applicable local laws. In addition, royalty rates may differ from domestic franchise agreements due to the relative size and sophistication of international franchisees. The international developer is required to partially pre-pay a franchise fee up to $30,000 at the time the development agreement is entered into, along with a development fee up to $10,000 for each development commitment.

     TURNKEY DEVELOPMENT. In order to expedite development of domestic franchised restaurants, the Company may build restaurants in certain markets, which will be subsequently sold to qualifying franchisees as franchised restaurants ("Turnkey Units"). In 1997, the Company entered into an agreement with Banco Popular De Puerto Rico to provide up to $15 million in revolving construction financing to AFC and permanent financing to qualifying franchisees for these Turnkey units. As of December 27, 1998, the Company has eleven turnkey sites in various stages of development.

MARKETING AND COMMUNITY ACTIVITY

     Popeyes, Churchs, Cinnabon, Seattle Coffee and Chesapeake products are marketed to their respective customer bases using a predominantly three-tiered marketing strategy. First, electronic media (local TV and radio) create awareness for the products and spark consumer interest in particular product offerings. Second, print media (newspaper ads, free-standing inserts and direct mail) generate trial by offering a purchase incentive--often a coupon--to buy a new product or promotional item. Finally, signage and point-of-purchase materials at Popeyes, Churchs, Cinnabon, Seattle Coffee and Chesapeake restaurants, bakeries and cafes support the promotional activity.

Each of the brands offers consumers a new program each month to maintain consumer product interest. New product introductions and "limited time only" promotional items also play major sales building roles and create regular repeat customers.

     Both franchised and Company-operated Popeyes, Churchs, Cinnabon, Seattle Coffee and Chesapeake restaurants, bakeries and cafes contribute to a national advertising fund to pay for the development of marketing materials. Franchised and Company-operated Popeyes, Churchs and Chesapeake restaurants and bakeries also contribute to local advertising funds to support programs in their local markets. For the fiscal year ended December 27, 1998, the Company contributed approximately $21.7 million to these various advertising funds.

     AFC is also heavily involved in community activities and support programs that often have an educational theme. Through The AFC Foundation, Inc., a non-profit foundation, the Company has sponsored and helped construct 200 homes worldwide through Habitat For Humanity, a non-profit sponsor of housing construction for the poor. In addition, the Company supports the United Negro College Fund and the Hispanic Association of Colleges and Universities with promotional fund raisers. The Company also sponsors Adopt-A-School programs.

COMPETITION

     The restaurant industry, and particularly the quick service restaurant ("QSR") segment, is intensely competitive with respect to price, quality, name recognition, service and location. Other QSR competitors include chicken, hamburger, pizza, Mexican, sandwich and Chinese food QSRs, other purveyors of carry-out food and convenience dining establishments, including national restaurant chains. Numerous well-established QSR competitors possess substantially greater financial, marketing, personnel and other resources than AFC. In addition, the QSR industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. AFC must respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes and eating habits, demographic trends and traffic patterns, increases in food and labor costs, competitive pricing and national, regional and local economic conditions. In recent years, a number of companies in the QSR industry have introduced products, including non-fried chicken products, which were developed to capitalize on a growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. It can be expected that AFC will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. There can be no assurance that consumers will continue to regard AFC's products favorably, as compared to such competitive products, or that AFC will be able to continue to compete successfully in the QSR marketplace. In addition, AFC's chief competitors in the chicken segment of the QSR industry, KFC Corporation ("KFC"), and in the specialty coffee business, Starbucks, are larger, better capitalized and have greater access to financing at favorable rates, all of which may affect AFC's competitive abilities.

     Chesapeake bagel bakeries and Cinnabon bakeries compete with other QSR's, bagel bakeries and traditional bakeries in the bagel and cinnamon roll business. While national chains such as Einstein/Noah Bagels, Big City Bagels and others compete directly with the Company for the sale of bagels and other bakery products, there are few direct competitors in cinnamon rolls. Cinnabon is one of the leaders in the cinnamon roll segment of the QSR business and is the only national cinnamon roll retailer in North America.

     SCC's whole bean coffees compete directly with specialty coffees sold at retail through supermarkets, specialty retailers, and a growing number of specialty coffee stores. SCC's coffee beverages compete directly with all restaurant and beverage outlets that serve coffee and a growing number of espresso kiosks, carts, and coffee cafes. Both SCC's whole bean coffees and its coffee beverages compete indirectly with all other coffees on the market, including specialty retail companies such as Starbucks, and conventional coffee from several large companies such as Kraft General Foods, Procter & Gamble, and Nestle.

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

     SUPPLY CONTRACTS. Notwithstanding the above, Popeyes and Churchs Company-operated restaurants are obligated by various agreements to serve certain Coca-Cola(R) or Dr Pepper(R) beverages exclusively. The Company also has an agreement with Diversified Foods and Seasonings, Inc. ("Diversified"), which terminates in March 2029, under which the Company is required to purchase certain proprietary products made exclusively by Diversified. Moreover, Diversified is the sole supplier of certain proprietary products for the Popeyes system. Diversified sells only to Company approved distributors who in turn sell to franchised and Company-operated restaurants. In the fiscal year ended December 27, 1998, the Popeyes system purchased approximately $40.7 million of proprietary products made by Diversified. The Popeyes and Churchs systems purchase fresh chicken from 14 suppliers from 33 plant locations.

     With respect to SCC's wholesale operations, SCC's principal raw material is green coffee beans. The Company typically enters into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year as negotiated with the individual supplier. At December 27, 1998, the Company had commitments to purchase approximately 5.3 million pounds of green coffee beans at a total cost of approximately $7.7 million. The contract terms cover a period from January 1999 to September 1999. SCC purchases 50% of its green coffee beans from two suppliers and purchases the remaining 50% from

15 other suppliers. To the extent the two major suppliers cannot meet SCC's coffee orders, SCC has the option of ordering its coffee from the other fifteen suppliers.

     PURCHASING COOPERATIVES. Supplies are generally provided to franchised and Company-operated restaurants in the Popeyes and Churchs systems pursuant to supply agreements negotiated by Popeyes Operators Purchasing Cooperative Association, Inc. ("POPCA") and Churchs Operators Purchasing Association, Inc. ("COPA"), respectively, each a not-for-profit corporation that was created for the purpose of consolidating the collective purchasing power of the franchised and Company-operated restaurants and negotiating favorable terms. COPA also purchases certain ingredients and supplies for Cinnabon and Chesapeake franchised and Company-operated restaurants, bakeries and cafes in order to further leverage the collective buying power of AFC. Currently, the Company purchases cinnamon for Cinnabon products from one supplier. The purchasing cooperatives are not obligated to purchase, and do not bind their members to commitments to purchase any supplies. Membership in each cooperative is open to all franchisees. Since 1995, the Company's chicken restaurant franchise agreements have required that each franchisee joins its respective purchasing cooperative as a member. All Company-operated Popeyes and Churchs restaurants are members of POPCA or COPA, as the case may be. Substantially all of the Company's domestic chicken restaurant franchisees participate in POPCA or COPA.

     SCC CAFES. SCC's Company-operated and franchised cafes purchase all their coffee from SCC's wholesale distribution centers. The cafes purchase non-coffee food and supply items from Unisource Worldwide, Inc., a large food service supply distributor.

TRADEMARKS AND LICENSES

     The Company owns a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including the marks "Popeyes", "Popeyes Chicken and Biscuits", "Churchs", "Cinnabon World Famous Cinnamon Roll", "Seattle's Best Coffee", "Torrefazione Italia", "Chesapeake Bagel Bakery", "Ultrafryer" and each brand's logo utilized by the Company and its franchisees in virtually all Popeyes, Churchs, Cinnabon, Seattle Coffee and Chesapeake restaurants, bakeries and cafes domestically. The Company also has trademark registrations pending for a number of additional marks, including "Gotta Love It", "Day of Dreams", "Love That Chicken From Popeyes", "New Age of Opportunity" and "Franchisor of Choice". In addition, the Company has registered or made application to register the marks (or, in certain cases, the marks in connection with additional words or graphics) in approximately 150 foreign countries, although there can be no assurance that any mark is registrable in every country registration is sought. The Company considers its intellectual property rights to be important to its business and actively defends and enforces them.

     FORMULA AGREEMENT. The Company has a perpetual formula licensing agreement, as amended (the "Formula Agreement"), with Alvin C. Copeland, the former owner of the Popeyes and Churchs restaurant systems, and Diversified, which calls for the worldwide exclusive licensing to the Popeyes system of the spicy fried chicken formula and certain other ingredients used in Popeyes products. The Formula Agreement provides for monthly royalty payments of $237,500 until April 1999 and, thereafter, monthly royalty payments of $254,166 until March 2029.

     KING FEATURES AGREEMENTS. The Company currently has a number of domestic and international agreements with The Hearst Corporation, King Features Syndicate Division ("King Features") under which the Company has the exclusive license to use the image and likeness of the cartoon character "Popeye" (and certain companion characters such as "Olive Oyl") in connection with the operation of franchised and Company-operated Popeyes restaurants worldwide. Under such agreements, the Company is obligated to pay to King Features a royalty of 0.1% of the first $1 billion of Popeyes systemwide sales and 0.05% for the next $2 billion of such sales. The King Features agreements automatically renew annually.

YEAR 2000 ISSUES

     In the process of customizing the Company's management information systems, the Company established procedures to ensure that its new systems were year 2000 compliant. In addition, during 1997 the Company formalized a plan to analyze all of its financial and operating computer systems to ensure any corrective action necessary to eliminate problems before the beginning of the year 2000. This plan includes analyses of existing systems, new systems to be implemented in 1998 and 1999, systems used by its vendors and customers that are needed for the proper functioning of the Company's systems and all other known Company processes that use computer systems to function. While the analysis phase of the plan has not been completed as of December 27, 1998, the Company believes that, with the completion of its system upgrades, a significant portion of the potential year 2000 issues will be resolved. Although the analysis is not yet complete, the Company believes that the cost, if any, to make other systems year 2000 compliant will not be material to its results of operations. See "Item 7. Management's Discussion and Analysis - Year 2000".


EXPANSION; DEPENDENCE ON FRANCHISEES AND DEVELOPERS

     The Company's global strategy will depend heavily on growing its franchise operations. At December 27, 1998, the Company franchised 1,768 Popeyes, Churchs, Cinnabon, Seattle Coffee and Chesapeake restaurants, bakeries and cafes domestically and 533 Popeyes, Churchs, Cinnabon and Seattle Coffee restaurants, bakeries and cafes internationally. The Company's success is dependent upon its franchisees and the manner in which they develop and operate Popeyes, Churchs, Cinnabon, Seattle Coffee and Chesapeake restaurants, bakeries and cafes. As the Company expands it will also need to find new franchisees who are capable of promoting the Company's strategy. The opening and success of franchised restaurants, bakeries and cafes will depend on various other factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company's franchisees and developers, the ability of the Company to manage this anticipated expansion and hire and train personnel, and general economic and business conditions. Not all of the foregoing factors are within the control of the Company or its franchisees or developers.

INTERNATIONAL OPERATIONS

     As of December 27, 1998, the Company franchised 533 restaurants, bakeries and cafes to franchisees in 24 foreign countries and plans to expand its foreign franchising program significantly in the future. There are no Chesapeake operations outside the U.S. The Company currently operates two Seattle Coffee cafes and a wholesale distribution center that are located in Canada. The Company operates no other restaurants outside of the U.S. Included in the Company's revenues are foreign franchise royalties and other fees that are based, in part, on sales generated by its foreign franchised restaurants, bakeries and cafes, including a significant number of franchised restaurants in Asia. Therefore, the Company is exposed, to a limited degree, to changes in international economic conditions and currency fluctuations. The Company has not historically and did not at the end of 1998 maintain any hedges against foreign currency fluctuations, although management entered into a foreign currency hedging agreement in February 1999 with respect to the Korean Won. Losses recorded by the Company during the past three years related to foreign currency fluctuations have not been material to the Company's results of operations. For fiscal years 1998, 1997 and 1996, royalties and other revenues from foreign franchisees represented 1.9%, 2.4% and 2.4%, respectively, of total revenues of the Company.

FOOD SERVICE INDUSTRY

     Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants, bakeries and cafes. Multi-unit food service chains such as Popeyes, Churchs, Cinnabon, Seattle Coffee and Chesapeake can also be adversely affected by publicity resulting from food quality, illness, injury or other health concerns or operating issues stemming from just one restaurant or a limited number of restaurants. Dependence on frequent deliveries of fresh food products also subjects food service businesses such as the Company to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, material changes in, or the Company's or its franchisees' failure to comply with, applicable Federal, state and local government regulations, and such factors as inflation, increased food, labor and employee benefits costs, such as Federally-mandated increases in the minimum wage, regional weather conditions and the unavailability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.

FLUCTUATIONS IN COST OF CHICKEN

     The Company's and its franchisees' principal raw material is fresh chicken. For fiscal years ended December 27, 1998 and December 28, 1997, approximately 50% and 60%, respectively of the Company's restaurant cost of sales were attributable to the purchase of fresh chicken. As a result, the Company is significantly affected by increases in the cost of chicken, which can be affected by, among other factors, the cost of grain, the price for other alternative domestic meats and overseas demand for chicken products. Due to extremely competitive conditions in the QSR industry, following increases in raw material costs such as chicken, the Company has generally not raised retail prices sufficiently to pass all such costs on to the consumer.

     The market price for chicken changes on a weekly basis. While the Company's purchase agreements with its fresh chicken suppliers in 1998 and prior generally provided for a "ceiling", or highest price, and a "floor", or lowest price, that the Company would pay for chicken over the contract term, the ceilings were generally set at prices well above the current market price, exposing the Company to a risk of price increases. Additionally, such supply contracts were generally for one to two years, thereby exposing the Company to regular cost increases if the price of fresh chicken continued to rise. In order (i) to ensure favorable pricing for the Company's chicken purchases in the future, (ii) to reduce volatility in chicken prices and (iii) to maintain an adequate supply of fresh chicken, the Company has or will enter into two types of chicken purchasing arrangements with its suppliers. The first of these contracts is a grain-based "cost-plus" pricing arrangement that provides chicken prices based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other contract is similar to the grain based "cost-plus" arrangement but contains price provisions which limit how far up or down prices may move in any year. Both contracts have terms ranging from three to five years with provisions for certain annual price adjustments as defined in the contracts.

AVAILABILITY AND COST OF GREEN COFFEE BEANS

     The supply and prices of green coffee beans are volatile. Although most coffee beans trade in the commodity market (the "C market"), coffee beans of the quality sought by Seattle Coffee tends to trade on a negotiated basis at a premium above the C market coffee pricing, depending upon the supply and demand at the time of purchase. Availability and price can be affected by many factors in producing countries, including weather and political and economic conditions.

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

SEASONALITY

     The Company has historically experienced the strongest operating results at Popeyes, Churchs and Chesapeake restaurants and bakeries during the summer months while operating results have been somewhat lower during the winter season. Cinnabon and Seattle Coffee have traditionally experienced the strongest operating results during the Christmas holiday shopping season between Thanksgiving and Christmas. Certain holidays and inclement winter weather reduce the volume of consumer traffic at quick-service restaurants and may impair the ability of certain restaurants to conduct regular operations for short periods of time.

REGULATION

     The Company is subject to various Federal, state and local laws affecting its business, including various health, sanitation, fire and safety standards. Newly constructed or remodeled restaurants, bakeries and cafes are subject to state and local building code and zoning requirements. In connection with the remodeling and alteration of the Company's restaurants, bakeries and cafes, the Company may be required to expend funds to meet certain Federal, state and local regulations, including regulations requiring that remodeled or altered restaurants, bakeries and cafes be accessible to persons with disabilities. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of new restaurants, bakeries and cafes in particular areas.

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

     Certain states and the Federal Trade Commission require franchisors such as the Company to transmit specified disclosure statements to potential franchisees before granting a franchise. Additionally, some states require franchisors to register their franchise with the state before it may offer a franchise. The Company believes that its Uniform Franchise Offering Circulars (together with any applicable state versions or supplements) comply with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises. The Company is also subject to various Federal, state and local laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations as well as other applicable laws and regulations governing its operations.

ENVIRONMENTAL MATTERS

     Approximately 200 of the Company's owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks ("USTs") and some of these properties may currently contain abandoned USTs. As a result of the use of oils and solvents typically associated with automobile repair facilities and gas stations, it is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable Federal and state environmental laws, the Company, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination. As a result, after an analysis of its property portfolio, including testing of soil and groundwater at a representative sample of its facilities, the Company believes it has accrued adequate reserves for environmental remediation liabilities. The Company is currently not subject to any administrative or court order requiring remediation at any of its properties.

EMPLOYEES AND PERSONNEL

     As of December 27, 1998, the Company employed approximately 2,805 full-time salaried employees and approximately 15,274 full-time and part-time hourly employees. Of the Company's full-time salaried employees, 130 are involved in overseeing restaurant operations, 2,086 are involved in the management of individual restaurants, bakeries and cafes and all remaining salaried employees are responsible for corporate administration, franchise administration and business development. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relationship with its employees is good.

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

     The following table sets forth the locations by state of the Popeyes Company-operated restaurants as of December 27, 1998:

                                                    Land
                                      Land and     and/or
                                      Building    Building
                                       Owned       Leased      Total
                                      --------    --------    -------
     Texas.........................      21          40          61
     Louisiana.....................       3          36          39
     Georgia.......................       2          44          46
     North Carolina................       -          17          17
     South Carolina................       -           8           8
                                      --------    --------    -------
       Total Popeyes...............      26         145         171
                                      ========    ========    =======

     The following table sets forth the locations by state of the Churchs Company-operated restaurants as of December 27, 1998:

                                                      Land
                                       Land and      and/or
                                       Building     Building
                                        Owned        Leased      Total
                                       --------     --------     -----
     Texas..........................        151           96       247
     Georgia........................         34           17        51
     Louisiana......................         20           18        38
     Alabama........................         25           10        35
     Arizona........................         15            9        24
     Florida........................         22            2        24
     Oklahoma.......................         17            2        19
     Mississippi....................         11            4        15
     Tennessee......................         13            1        14
     New Mexico.....................          5            2         7
     Missouri.......................          6            -         6
     Arkansas.......................          4            1         5
     Nevada.........................          2            2         4
     Kansas.........................          2            -         2
                                       --------     --------     -----
       Total Churchs................        327          164       491
                                       ========     ========     =====

     The following table sets forth the locations by state of the SCC Company-operated restaurants as of December 27, 1998:

                                                      Land
                                       Land and      and/or
                                       Building     Building
                                         Owned       Leased      Total
                                       --------     --------     -----
     Washington....................        -           27          27
     California....................        -           10          10
     Illinois......................        -            9           9
     Oregon........................        -            5           5
     Massachusetts.................        -            3           3
     Georgia.......................        -            1           1
     Texas.........................        -            1           1
     Virginia......................        -            1           1
                                       --------     --------     -----
        Total SCC..................        -           57          57
                                       ========     ========     =====

     The following table sets forth the locations by state of the Cinnabon Company-operated restaurants as of December 28, 1997:

                                                      Land
                                       Land and      and/or
                                       Building     Building
                                         Owned       Leased      Total
                                       --------     --------    -------
     California.....................       -           46         46
     Washington.....................       -           24         24
     Florida........................       -           15         15
     Illinois.......................       -           15         15
     Ohio...........................       -           12         12
     Texas..........................       -           10         10
     Massachusetts..................       -            9          9
     Michigan.......................       -            8          8
     Pennsylvania...................       -            8          8
     Indiana........................       -            7          7
     Wisconsin......................       -            7          7
     New Jersey.....................       -            6          6
     Hawaii.........................       -            4          4
     Maryland.......................       -            4          4
     Nevada.........................       -            4          4
     Kentucky.......................       -            3          3
     North Carolina.................       -            3          3
     Oregon.........................       -            3          3
     Virginia.......................       -            3          3
     Georgia........................       -            2          2
     Iowa...........................       -            2          2
     Missouri.......................       -            2          2
     New York.......................       -            2          2
     Tennessee......................       -            2          2
     Alabama........................       -            1          1
     Colorado.......................       -            1          1
     Connecticut....................       -            1          1
     Delaware.......................       -            1          1
     Kansas.........................       -            1          1
     Montana........................       -            1          1
     Nebraska.......................       -            1          1
     New Hampshire..................       -            1          1
     New Mexico.....................       -            1          1
     South Carolina.................       -            1          1
     South Dakota...................       -            1          1
                                       -------      -------     -------
          Total Cinnabon............       -          212        212
                                       =======      =======     =======

     The following table sets forth the locations by state of the Chesapeake Company-operated restaurants as of December 27, 1998:

                                                      Land
                                        Land and     and/or
                                        Building    Building
                                         Owned       Leased     Total
                                        --------    --------    -----
     Georgia......................          -          3          3
     Maryland.....................          -          1          1
                                        --------    --------    -----
          Total Chesapeake........          -          4          4
                                        ========    ========    =====

     The Company's headquarters are located in approximately 102,000 square feet of leased and subleased office space in Atlanta, Georgia. The leased space, covering approximately 87,000 square feet, is subject to extensions through 2013, and the subleased space is subject to extensions through 2003. The Company's Popeyes division relocated to another facility in Atlanta, Georgia on July 1, 1998. The Company's Churchs division will be relocating to another facility in Atlanta, Georgia in April 1999. The Company believes that its existing headquarters provides sufficient space to support its current needs. The Company's wholly-owned subsidiaries, SCC and Cinnabon both lease office space in Seattle, Washington. SCC has four distribution facilities that service SCC's coffee wholesale operations. Two of the distribution centers are located in the Seattle, Washington area. The other two facilities are located in Portland, Oregon and Chicago, Illinois. The Company's accounting and computer facilities and its Ultrafryer Systems manufacturing facilities are located in San Antonio, Texas and are housed in three buildings that are located on approximately 16 acres of land owned by the Company.

      Substantially all of the properties and assets of the Company are pledged as collateral against the Company's bank credit facility (See Note 8 to the Company's Consolidated Financial Statements).


ITEM 3.  LEGAL PROCEEDINGS

     In July 1997, CP Partnership ("CP") filed a complaint against the Company alleging patent infringement regarding the design of the proprietary gas fryer manufactured by the Company's manufacturing division. This case was segregated into a patent infringement claim and a contract claim. In August 1998, the Court dismissed CP's patent infringement claim. CP has appealed this judgment. In November 1998, the Company settled the contract claim for an immaterial amount. It is management's belief that the final outcome of the patent infringement claim will not have an adverse effect on the Company's consolidated financial position or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                   PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the common stock of the Company. As of March 29, 1999, the number of record holders of the Company's common stock was 100.

     The Company has not declared or paid cash dividends to its shareholders. The Company anticipates that all of its earnings in the near future will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its common stock in the foreseeable future. Declaration of dividends on the common stock will depend upon, among other things, levels of indebtedness, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions. The agreements governing the Company's indebtedness contain provisions, which restrict the ability of the Company to pay dividends on its common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     On October 15, 1998, the Company sold 2,795,703 shares of its common stock to "qualified investors" who are existing shareholders and option holders at a price of $7.75 per share. The Company received approximately $20.3 million in cash and $1.3 million in notes receivable from certain shareholders and option holders. All of these unregistered securities were issued by AFC pursuant to the limited offering exception under Rule 506 of Regulation D. Cash proceeds from the sale of stock was used to fund a portion of the purchase price to acquire Cinnabon International, Inc. and to pay $1.0 million in stock issuance costs in connection with the stock offering. The $1.0 million in stock issuance costs was paid to Freeman Spogli and Co., Inc. ("FS"), an affiliate of the Company's majority shareholder. A second affiliate of FS purchased the majority of shares under this offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial information for the Company for the periods and the dates indicated. The balance sheet data and statement of operations data for the years ended December 25, 1994, December 31, 1995, December 29, 1996, December 28, 1997 and December 27, 1998 set forth below have been derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. This selected historical consolidated financial information should be read in conjunction with, and is qualified in its entirety by (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations" and (ii) the audited Consolidated Financial Statements for the Company and the notes thereto, each of which is included elsewhere in this report.

                                                                       Year Ended (1)
                                             ------------------------------------------------------------------------
                                             December 27,  December 28,   December 29,   December 31,    December 25,
                                                1998          1997           1996           1995              1994
                                             ------------  ------------   ------------   ------------    ------------
REVENUES:
   Restaurant sales.......................    $  488,574      $  403,285     $  430,280       $426,707        $401,855
   Franchise revenues.....................        66,606          64,055         51,336         47,916          41,581
   Wholesale revenues.....................        36,411               -              -              -               -
   Manufacturing revenues.................         7,561           7,647          8,222          9,969          12,026
   Other revenues.........................         9,939           8,766          8,005          8,320           8,252
                                             -----------    ------------   ------------   ------------    ------------
    Total revenues........................       609,091         483,753        497,843        492,912         463,714

COSTS AND EXPENSES:
   Restaurant cost of sales...............       155,627         131,374        142,199        139,286         133,893
   Restaurant operating expenses..........       246,448         197,324        211,275        214,703         206,212
   Wholesale cost of sales................        18,466               -              -              -               -
   Wholesale operating expenses...........         8,313               -              -              -               -
   Manufacturing cost of sales............         5,802           6,381          7,201          9,180          11,414
   General and administrative.............        89,457          79,541         76,071         78,095          72,540
   Executive compensation award (2).......             -               -              -         10,647               -
   Depreciation and amortization..........        46,078          33,803         30,904         28,665          25,438
   Impairment of Chesapeake intangible....         6,800               -              -              -               -
   Charges for restaurant closings........         9,183             479          1,304            688             650
   Provision for software write-offs......         5,000               -              -              -               -
   Gain on sale of fixed assets from
    AFDC transaction......................             -          (5,319)             -              -               -
                                             -----------    ------------   ------------   ------------    ------------
    Total costs and expenses..............       591,174         443,583        468,954        481,264         450,147
                                             ------------   ------------   ------------   ------------    ------------

INCOME FROM OPERATIONS....................         17,917         40,170         28,889         11,648          13,567

OTHER EXPENSES:...........................
   Interest, net..........................         30,786         20,645         15,875         23,444          19,172
                                             ------------   ------------   ------------   ------------    ------------

NET INCOME (LOSS) BEFORE INCOME
   TAXES AND EXTRAORDINARY LOSS...........        (12,869)        19,525         13,014        (11,796)         (5,605)
   Income tax expense (benefit)...........         (4,223)         8,525          5,163         (2,969)           (553)
                                             ------------   ------------   ------------   ------------    ------------
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY LOSS......................         (8,646)        11,000          7,851         (8,827)         (5,052)
   Extraordinary loss, net of taxes (3)...              -              -         (4,456)             -               -
                                             ------------   ------------   ------------   ------------    ------------

NET INCOME (LOSS).........................         (8,646)        11,000          3,395         (8,827)         (5,052)

8% Preferred Stock dividends..............              -              -          1,316          4,555           4,467
10% Preferred Stock dividends
 payable in kind..........................              -          2,240          3,956              -               -
Accelerated accretion of 8% Preferred
 Stock discount upon retirement...........              -              -          8,719              -               -
Accretion of 8% Preferred Stock discount..              -              -            813          2,571           2,250
                                             ------------   ------------   ------------   ------------    ------------
NET INCOME (LOSS) ATTRIBUTABLE
 TO COMMON STOCK..........................     $   (8,646)     $   8,760       $(11,409)   $   (15,953)       $(11,769)
                                             ============   ============   ============   ============    ============

                                                                            Year Ended (1)
                                              --------------------------------------------------------------------------
                                               December 27,    December 28,   December 25,   December 31,   December 29,
                                                  1998             1997          1996           1995            1994
                                              -------------    ------------   ------------   ------------   ------------
OTHER FINANCIAL DATA:

EBITDA, as defined (4).....                    $     87,037      $   74,017     $   64,866     $   55,342     $   43,435



EBITDA margin (5)..........                            14.3%           15.3%          13.0%          11.2%           9.4%



CASH FLOWS PROVIDED BY

 (USED IN):

   Operating activities....                          45,537          52,515         47,801         28,031         22,673

   Investing activities....                        (188,287)        (35,782)       (29,388)       (20,114)       (11,493)

   Financing activities....                         126,852          (2,985)       (12,806)       (10,721)       (17,530)

   Cash capital expenditures (6)

     Maintenance capital expenditures          $      6,059      $    7,756     $    6,010     $    5,483     $    5,050

     Re-images and renovation                         4,079          13,356         15,342         15,502         10,267

     New restaurant development                      13,749           4,588          3,215          2,272          1,999

     Other                                           13,965          16,436          9,384          1,739          3,496

                                              -------------    ------------   ------------   ------------   ------------
     Total cash capital expenditures           $     37,852      $   42,136     $   33,951     $   24,996     $   20,812



RATIO OF EARNINGS TO FIXED

 CHARGES (7)...............                               -            1.64%         1.29%             -              -



BALANCE SHEET DATA:

   Total assets............                    $    556,465      $  380,002     $  339,668     $  328,645     $  327,494

   Total debt and capital lease

   obligations.............                         360,711         243,882        151,793        204,025        193,646

   Mandatorily redeemable preferred

   stock...................                               -               -         59,956         46,468         43,897

   Total shareholders

    equity (deficit).......                          87,917          48,459         37,902        (21,665)        (6,707)



RESTAURANT DATA (UNAUDITED) (8):

Systemwide restaurant sales (in

(thousands):

   Popeyes.................                    $    954,305      $  853,078     $  762,108     $  710,840     $  649,880

   Churchs.................                         755,074         723,988        675,996        647,746        590,261

   Cinnabon................                          41,738               -              -              -              -

   Seattle Coffee..........                          24,887               -              -              -              -

   Chesapeake Bagel........                          61,474          50,878              -              -              -

                                              -------------    ------------   ------------   ------------   ------------
   Total...................                    $  1,837,478      $1,627,944     $1,438,104     $  358,586     $1,240,141

                                              =============    ============   ============   ============   ============



Systemwide restaurant units:

   Popeyes.................                           1,292           1,131          1,021            964            907

   Churchs.................                           1,399           1,356          1,257          1,219          1,165

   Cinnabon................                             369               -              -              -              -

Seattle Coffee.............                              71               -              -              -              -

   Chesapeake Bagel........                             107             155              -              -              -

                                              -------------    ------------   ------------   ------------   ------------
   Total...................                           3,238           2,642          2,278          2,183          2,072

                                              =============    ============   ============   ============   ============



Systemwide percentage

 change

   in comparable

    restaurant sales (9):

   Popeyes domestic........                             5.2%            3.6%           0.5%           1.2%           2.0%

   Churchs domestic........                             4.6%            4.0%           4.6%           4.6%           5.1%

   Popeyes international...                           (13.3)%           1.3%           4.3%          11.6%          (2.2)%

   Churchs international...                            (1.5)%           2.6%          (2.1)%          0.9%           3.4%



Total commitments outstanding,

end of period (10)                                    1,757           1,715          1,319          1,083          1,047

(1) The company has a 52/53-week fiscal year ending on the last Sunday in December, which normally consists of 13 four-week periods. The fiscal year ended December 31, 1995 included 53 weeks of operations.

(2) During 1995, the Board of Directors granted a special award of $10.0 million to the CEO of the Company and his designees contingent upon the happening of certain events related to a recapitalization of the Company. See "Item 11. Executive Compensation - Note (2)." The award became payable at the time of the Recapitalization. This award was paid in 1996 in approximately 3.0 million shares of the Company's common stock valued at $3.317 per share, the market value of the Company's common stock at the date of issuance. As a result of the Recapitalization, certain senior executive officers became fully vested in certain stock options pursuant to the terms of the 1992 Stock Option Plan resulting in recognition of $647,000 of compensation expense in 1995.

(3) The extraordinary loss recorded in fiscal 1996 represents the loss associated with the prepayment of certain debt obligations of the Company, net of related income tax effects.

(4) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for non-cash items related to gains/losses on asset dispositions and write-downs, compensation expense related to stock option activity (deferred compensation), the executive compensation award (see
     Note 2 above) and non-cash officer notes receivable items related to the executive compensation award. EBITDA, as defined, should not be construed as a substitute for income from operations or as a better indicator of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles. EBITDA, as defined, is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA, as defined, to be a useful tool for measuring the ability of the Company to service its debt. EBITDA, as defined, is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related Notes to the Consolidated Financial Statements thereto attached.

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

     . Other-represents capital expenditures at various corporate offices and new restaurant equipment such as fryers and security systems.

(7) The Company had a deficiency of earnings to fixed charges for the fiscal years December 25, 1994, December 31, 1995 and December 27, 1998 of approximately $5,869,000, $12,284,000 and $13,139,000, respectively.
     Earnings consist of income (loss) before taxes, plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, amortization of debt issuance cost and debt discount, preferred stock dividend requirements and accretion (including related tax effects), and one-third of rent expense on operating leases considered representative of the interest factor attributable to rent expense.

(8) Represents restaurant sales for all franchised and Company-operated restaurants. Sales information for franchised restaurants is as reported by franchisees or, in some instances, estimated by the Company based on other data, and is unaudited.

(9) Prior year sales figures for Cinnabon, Seattle Coffee, and Chesapeake are not comparable since these acquisitions occurred during 1997 and 1998.

(10) Commitments represent commitments to open franchised restaurants, as set forth in development agreements. On a historical basis, a number of such commitments have not resulted in restaurant openings. There can be no assurance that parties to development agreements will open their respective number of restaurants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


ACQUISITIONS

     CINNABON ACQUISITION

     On October 15, 1998, the Company acquired Cinnabon International, Inc. ("CII"), the operator and franchisor of 363 retail cinnamon roll bakeries operating in 39 states, Canada and Mexico. Two hundred and eleven of the retail cinnamon roll bakeries are Company-operated and are located within the United States. In connection with the acquisition, CII became a wholly-owned subsidiary of AFC through the merger of AFC Franchise Acquisition Corp. into CII (the "Acquisition").

     The Company acquired CII for $64.0 million in cash. The Company obtained $44.7 million of the cash consideration from its 1997 Credit Facility, which was amended to add a $50.0 million Tranche B term loan (see below). The remaining $19.3 million cash consideration was funded with the proceeds from the sale of approximately 2.8 million shares of AFC common stock to certain "qualified" investors who are existing AFC shareholders and option holders. The shares were sold at a price of $7.75 per share and net proceeds from the sale totaled approximately $19.3 million.


RESULTS OF OPERATIONS

     The following table presents selected revenues and expenses as a percentage of total revenues for the Company's Consolidated Statements of Operations for the fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996.

PERCENTAGE RESULTS OF OPERATIONS

                                                          Year Ended (1)
                                          ----------------------------------------------
                                           December 27,    December 28,    December 29,
                                              1998            1997            1996
                                           ------------    ------------    ------------
REVENUES:
 Restaurant sales.......................        80.3 %         83.4 %          86.4 %
 Franchise revenues.....................        10.9           13.2            10.3
 Wholesale revenues.....................         6.0              -               -
 Manufacturing revenues.................         1.2            1.6             1.7
 Other revenues.........................         1.6            1.8             1.6
                                              --------       --------        -------
  Total revenues........................       100.0 %        100.0 %         100.0 %
                                              --------       --------        -------

COSTS AND EXPENSES:
 Restaurant cost of sales (1)...........        31.9 %         32.6 %          33.0 %
 Restaurant operating expenses (1)......        50.4           48.9            49.1
 Wholesale cost of sales (2)............        50.7              -               -
 Wholesale operating expenses (2).......        22.8              -               -
 Manufacturing cost of sales (3)........        76.7           83.4            87.6
 General and administrative.............        14.7           16.4            15.3
 Depreciation and amortization..........         7.6            7.0             6.2
 Impairment of Chesapeake intangible....         1.1              -               -
 Charges for restaurant closings........         1.5            0.1             0.3
 Provision for software write-offs......         0.8              -               -
 Gain on sale of fixed assets from
  AFDC transaction......................           -           (1.1)              -
  Total costs and expenses..............        97.1           91.7            94.2

Income from operations..................         2.9            8.3             5.8

Interest expense, net...................         5.1            4.3             3.2

Net income (loss) before extraordinary
 loss and taxes.........................        (2.1)           4.0             2.6

Income tax expense (benefit)............        (0.7)           1.8             1.0

Net income (loss) before
 extraordinary items....................        (1.4)%          2.2 %           1.6 %

(1) Expressed as a percentage of restaurant sales by Company-operated restaurants.
(2)  Expressed as a percentage of wholesale revenues.
(3)  Expressed as a percentage of manufacturing revenues.

SELECTED CONSOLIDATED FINANCIAL DATA


The following table sets forth certain financial information and other restaurant data relating to Company-operated and franchised restaurants (as reported to the Company by franchisees) for the fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996:

                                                                Year Ended
                                       ------------------------------------------------------------------------------------------
                                          December 27,        December 28,     % Change        December 29,         % Change
                                             1998                1997        1997 - 1998          1996             1996 - 1997
                                        --------------       -------------    ------------     -----------         --------------
                                                                    (dollars in millions)

EBITDA, as defined (1)................      $   87.0          $     74.0      17.6   %         $    64.9           14.1   %

EBITDA margin.........................          14.3  %             15.3  %   (6.7)                 13.0  %        17.5

Capital Expenditures (2)..............          41.5                62.9     (34.0)                 46.3           36.0

Restaurant data (unaudited):

Systemwide restaurant sales (3):
            Popeyes...................      $  954.3          $    853.0      11.9%            $   762.1           11.9   %
            Churchs...................         755.1               724.0       4.3                 676.0            7.1
            Cinnabon..................          41.7                 -         N/A                   -              N/A
            Seattle Coffee............          24.9                 -         N/A                   -              N/A
            Chesapeake................          61.5                50.9      20.8                   -              N/A
                                            --------          ----------                       ---------
               Total                        $1,837.5          $  1,627.9      12.9%            $ 1,438.1           13.2   %
                                            ========          ==========                       =========

Systemwide restaurant openings:
            Popeyes...................           198                 137        44.5%                110             24.6   %
            Churchs...................            87                 132       (34.1)                117             12.8
            Cinnabon..................             6                   -         N/A                   -              N/A
            Seattle Coffee............            17                   -         N/A                   -              N/A
            Chesapeake................            11                  27       (59.3)                  -              N/A
                                            --------          ----------                       ---------
               Total                             319                 296         8.1%                227             30.4   %
                                            ========          ==========                       =========

Systemwide restaurants open,
            end of period:
            Popeyes...................         1,292               1,131        14.2               1,021             10.8   %
            Churchs...................         1,399               1,356         3.2               1,257              7.9
            Cinnabon..................           369                   -         N/A                   -              N/A
            Seattle Coffee............            71                   -         N/A                   -              N/A
            Chesapeake................           107                 155       (31.0)                  -              N/A
                                            --------          ----------                       ---------
               Total                           3,238               2,642        22.6%              2,278             16.0   %
                                            ========          ==========                       =========
Systemwide percentage change in
     comparable restaurant sales (3):
            Popeyes domestic..........           5.2 %               3.6%                            0.5%
            Churchs domestic..........           4.6                 4.0                             4.6
            Popeyes international.....         (13.3)                1.3                             4.3
            Churchs international.....          (1.5)                2.6                            (2.1)

(1) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity (deferred compensation).
(2) Excludes fixed assets added in connection with the Seattle Coffee, Cinnabon and Pinetree acquisitions and capital expenditures made to convert the Pinetree restaurants to Popeyes Company-operated restaurants.
(3) Prior year sales figures for Cinnabon, Seattle Coffee and Chesapeake and are not comparable since these acquisitions occurred during 1997 and 1998.

YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

Certain items relating to prior periods have been reclassified to conform with current presentation.

   REVENUES

   Total revenues increased 25.9%, or $125.3 million, during the fiscal year ended December 27, 1998, as compared to the fiscal year ended December 28, 1997.

   RESTAURANT SALES.    Restaurant sales were up 21.1% or $85.3 million over the
prior year, primarily due to sales generated by Company-operated restaurants acquired during 1998.

Chicken

   Sales at Company-operated chicken restaurants increased 10.2% or $41.1 million from the prior year. The increase was primarily attributable to sales generated by Company-operated restaurants acquired during the first quarter of 1998. On February 10, 1998, the Company acquired all of the restaurant properties operated by Pinetree Foods, Inc. ("Pinetree") and during the first and second quarters of 1998 converted these properties into 66 Popeyes Company-operated restaurants. Sales generated by these restaurants during 1998 were $32.9 million. The remaining sales increase was due to an increase in comparable sales for Company-operated chicken restaurants of 4.5% for the year.

Bakery Cafes

   Sales at Company-operated bakery cafes were up $23.8 million from the prior year. Sales increased primarily due to the acquisition of the Cinnabon bakery cafes in October 1998. Sales for the Cinnabon bakeries during 1998 were $22.8 million.

Seattle Coffee

   On March 18, 1998, the Company acquired all of Seattle Coffee Company's (SCC's) common stock, resulting in the acquisition of 59 Company-operated cafes. Sales generated by the SCC cafes during 1998 were $20.4 million.

   FRANCHISE REVENUES. Franchise revenues increased $2.6 million or 4.0% from the prior year.

Chicken

   Domestic franchise royalty revenue for chicken restaurants increased $6.1 million or 14.4% from the prior year. The increase in franchise royalty revenue was primarily attributable to a 130 or 9.8% increase in the average number of chicken franchised restaurants open during 1998 as compared to 1997. The remaining increase was attributable to an increase in comparable sales for domestic franchised restaurants of 5.0% for the year.

   Domestic franchise fee income decreased $4.2 million or 58.3% for the year ended December 27, 1998, compared to the year ended December 28, 1997. Franchise fee income in the amount of $2.5 million was recorded in connection with the sale of 100 Company-operated Churchs restaurants to the Atlanta Franchise Development Corporation ("AFDC") during the second quarter of 1997 and $1.2 million was recorded in connection with the sale of 47 Company-operated Churchs restaurants to the Royal Capital group during the first quarter of 1997. AFDC and the Royal Capital group both entered into franchise agreements with the Company to each develop 100 additional franchised restaurants. Franchise fee income was also lower, as domestic franchise restaurant openings during 1998 were 134, versus 170 in 1997.

Bakery Cafes

   Franchise royalty revenue for bakery cafes during 1998 increased $1.4 million or 82.2% from the prior year, primarily due to the acquisition of the Cinnabon bakeries in October 1998. Royalty revenues for Cinnabon bakeries were $1.0 million in 1998. Royalty revenues for Chesapeake bakeries were up $0.4 million over 1997 as a result of the bakeries being owned for the entire fiscal year of 1998.

Seattle Coffee

   Franchise royalty revenue for Seattle Coffee franchised cafes totaled $0.2 million during 1998. There were a total of 11 Seattle Coffee domestic franchised cafes as of December 27, 1998.

International

   International franchise revenues were down $0.6 million or 4.6% from the prior year. International franchise royalty revenue decreased $1.4 million or 13.6%, while franchise fees increased $0.8 million or 34.2%. Royalty revenues were down, despite an increase in the number of international franchised restaurants, primarily due to the depressed economies in Southeast Asia. Overall, international comparable sales were down 7.0% from the prior year. Unfavorable currency fluctuations caused further decreases in royalty revenues for 1998 as compared to 1997. International franchise fee income was up over the prior year, primarily due to amounts recorded in connection with the development of international Cinnabon bakeries and Seattle Coffee cafes in the Middle East.

   WHOLESALE REVENUES. The Company's wholesale revenues consist of sales of premium brand coffee from its roasting and distribution company to food service retailers, supermarkets and its own coffee cafes. Wholesale revenues for the year ended December 27, 1998 were $36.4 million.

   MANUFACTURING REVENUES. Manufacturing revenues consist of sales of proprietary fryers and other custom-fabricated restaurant equipment to distributors and franchisees. Manufacturing revenues decreased $0.1 million from fiscal year 1997 to fiscal year 1998.

   OPERATING COSTS AND EXPENSES

   RESTAURANT COST OF SALES. Restaurant cost of sales for 1998 increased 18.5% or $24.3 million from the prior year. The increase was primarily attributable to the increase in restaurant sales. Expressed as a percentage of restaurant sales, cost of sales were 31.9% for the year ended December 27, 1998 and 32.6% for the year ended December 28, 1997. The decrease in this percentage is primarily due to selective menu price increases taken during 1998.

   RESTAURANT OPERATING EXPENSES. Restaurant operating expenses for the fiscal year ended December 27, 1998 increased $49.1 million or 24.9% from the corresponding period in 1997. The increase in restaurant operating expenses was primarily due to the increase in the number of Company-operated restaurants. Restaurant operating expenses as a percentage of restaurant sales were 50.4% for fiscal year 1998, compared to 48.9% for fiscal year 1997. The increase in this percentage was primarily attributable to high restaurant operating costs
incurred by the converted Pinetree restaurants.   High labor and training costs
at the Pinetree restaurants caused personnel costs to increase by 0.8% as a percentage of sales. High rent costs at the Pinetree restaurants caused other restaurant operating costs to increase by 0.7% as a percentage of sales. Management believes that the closure of the underperforming Pinetree restaurants will help to lower these costs during 1999 and has implemented plans to reduce restaurant operating costs at the remaining Pinetree restaurants still in operation.

   WHOLESALE COST OF SALES. Wholesale cost of sales represent the cost of coffee beans and the direct overhead used to roast and blend specialty coffee blends. Wholesale cost of sales were $18.5 million, which as a percentage of wholesale revenues was 50.7%.

   WHOLESALE OPERATING EXPENSE. Wholesale operating expenses represent the overhead incurred in connection with the distribution of specialty coffee blends. Wholesale operating expenses were $8.3 million, which as a percentage of wholesale revenues was 22.8%.

   MANUFACTURING COST OF SALES. Manufacturing cost of sales represent the cost of raw materials and direct labor used to manufacture the restaurant equipment sold to franchisees and third parties and direct and indirect manufacturing overhead applied during the manufacturing process. Manufacturing cost of sales as a percentage of manufacturing revenues decreased from 83.4% during fiscal year 1997 to 76.7% during fiscal year 1998. The decrease in this percentage was primarily due to a sales mix consisting of more standard-configurated versus custom-configurated fryers and certain price increases taken during fiscal year 1998 .

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $9.9 million or 12.5% during 1998 compared to the prior year. The increase was primarily attributable to general and administrative expenses incurred by the Seattle Coffee and Cinnabon operations, which totaled $8.8 million combined. As a percentage of total revenues, general and administrative expenses decreased from 16.4% for fiscal year 1997 to 14.7% for fiscal year 1998. The decrease in this percentage was primarily attributable to a decrease in corporate bonuses in the amount of $4.6 million from 1997 to 1998. Due to the Company not meeting bonus plan incentive benchmarks, incentive bonuses for corporate employees were not earned during the year for payment in 1999. Also contributing to the decrease in this percentage was the acquisition of SCC's operations. SCC's general and administrative expenses as a percentage of SCC revenues was 11.4% for the fiscal year ended December 27, 1998, causing the overall percentage for the Company to decrease from the prior year.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $12.3 million or 36.4% from the prior year. Depreciation and amortization as a
percentage of total revenues increased from 7.0% to 7.6%.   Depreciation and
amortization attributable to Seattle Coffee and Cinnabon tangible and intangible assets totaled $6.2 million for 1998. Depreciation and amortization attributable to Pinetree restaurants during 1998 totaled $4.9 million. Overall, net property and equipment of $268.1 million as of December 27, 1998 was up 29.0% over net property and equipment of $207.8 million at December 28, 1997. Net intangible assets as of December 27, 1998 were $208.1 million, versus net intangible assets of $100.3 million as of December 28, 1997.

   IMPAIRMENT OF CHESAPEAKE INTANGIBLE.   During 1998 management wrote down the
Chesapeake franchise value and trademarks by $6.8 million. The write-down was made subsequent to a FAS 121 review of Chesapeake operations, which indicated a partial impairment loss related to the intangible asset. The decrease in the value of the intangible asset resulted primarily from the closing of 58 franchised Chesapeake bagel bakeries during 1998 and the weakness of the bagel bakery industry in general.

   CHARGES FOR RESTAURANT CLOSINGS. Charges for restaurant closings include write-downs of restaurant assets to net realizable value, provisions related to future rent obligations for the closed properties and write-offs of any intangible assets identified with the restaurant properties. Charges for restaurant closings were $9.2 million during 1998, compared to $0.5 million during 1997. The increase was primarily attributable to charges taken for the closing of 14 Pinetree restaurants during fiscal year 1998. Charges taken for these closings during 1998 totaled $8.5 million.

    PROVISION FOR SOFTWARE WRITE-OFFS. Management recorded a provision for software write-offs in the amount of $5.0 million during fiscal year 1998. The provision was made after a third party technology expert evaluation of the Company's "back office" automation systems currently under development. The technology expert evaluating these systems concluded that certain elements of the software being developed were not stable in the AFC information technology environment. Management is in the process of performing its own review of these systems, but believes that it is probable that certain of the "back office" software development costs will be deemed to have little or no value. Therefore, management made a provision of $5.0 million to establish a reserve as of December 27, 1998 for the potential write offs of these assets. (See Note 1 - "Summary of Significant Accounting Policies" of the Company's Consolidated Financial Statements.)

   GAIN ON SALE OF ASSETS FROM AFDC TRANSACTION.   During the second quarter of
1997, the Company recorded a $5.3 million pre-tax gain associated with the sale of 100 Company-operated restaurants to AFDC.

   INCOME FROM OPERATIONS.   Income from operations decreased $22.3 million or
55.4% from the prior year, primarily due to unusual charges taken during 1998 and a one-time gain recorded during 1997. During 1998, the Company recorded write-downs and charges with respect to the closure of 14 Pinetree restaurants totaling $8.5 million, an impairment charge with respect to the Chesapeake franchise value and trademarks intangible in the amount of $6.8 million and a $5.0 million provision for software write-offs. Also, income from operations for 1997 included a $5.3 million pre-tax gain associated with the sale of 100 Company-operated restaurants to AFDC.

   Income from operations for chicken restaurants decreased $20.8 million or 27.3%, primarily due to the Pinetree write-downs in 1998 and the pre-tax gain recorded for the AFDC sale in 1997. In addition, the Company realigned its management structure during 1998 to more directly support its various restaurant concepts, resulting in a shift in overhead costs from corporate to the chicken brands. The remaining decrease in income from operations for the chicken restaurants was due to start up costs related to establishing the Popeyes brand
in new markets through its conversion of Pinetree restaurants in 1998.   Income
from operations for bakery cafes decreased $6.5 million from the prior year, primarily due to the impairment charge taken against the Chesapeake franchise value and trademarks.

   NET INTEREST EXPENSE. Interest expense, net of capitalized interest, for the year ended December 27, 1998 was $30.8 million, compared to $20.6 million for the year ended December 28, 1997. The $10.2 million increase in interest expense was due to higher levels of average debt outstanding and higher effective interest rates during 1998 as compared with the prior year. The increase in average debt outstanding was primarily attributable to the refinancing transaction completed during the second quarter of 1997, borrowings made under the Company's acquisition and revolving loan facilities during 1998 and borrowings made under the new Tranche B term loan (see "--Liquidity and Capital Resources"). The refinancing transaction also led to higher effective interest rates during fiscal 1998 compared to fiscal 1997.

   INCOME TAXES. The Company's effective tax rate for fiscal year ended December 27, 1998 was (32.8)%, compared to 43.6% for fiscal year ended December 28, 1997. A reconciliation of the Federal statutory rate to the Company's effective tax rate began with a federal tax benefit rate of (35.0)% for fiscal year 1998 and a federal tax expense rate of 35.0% for fiscal year 1997. The tax benefit rate for 1998 was reduced for non-deductible amortization expense related to acquired goodwill.

YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996

Certain items relating to prior periods have been reclassified to conform with current presentation.

     REVENUES

     Total revenues decreased 2.8%, or $14.1 million, during the fiscal year ended December 28, 1997, as compared to the fiscal year ended December 29, 1996.

     RESTAURANT SALES.   Restaurant sales decreased $27.0 million or 6.3% from
fiscal year 1996 to fiscal year 1997.

Chicken

     Chicken restaurant sales decreased 6.3% or $27.1 million from the prior year. The decrease in chicken restaurant sales was primarily attributable to the sale of 100 Churchs restaurants to AFDC in March 1997. Sales generated by these restaurants during the last three quarters of 1996 totaled $43.4 million. The overall sales decrease was partially offset by an increase in comparable sales for the remaining Company-operated chicken restaurants of 5.1% for the year.

Bakery cafes

     Only one Company-operated bakery cafe was in operation as of the end of 1997. Sales generated by this Chesapeake bagel bakery during 1997 were $100 thousand.

     FRANCHISE REVENUES. Franchise revenues increased $12.7 million or 24.8% from the prior year. Franchise royalty revenue increased $9.8 million or 22.2% and franchise fees increased $2.9 million or 40.4%.

Chicken

     Franchise royalty revenues from chicken restaurants increased $6.6 million or 18.4% from the prior year. The increase in franchise royalty revenue was primarily attributable to royalty revenues recorded for 100 restaurants franchised in connection with the AFDC transaction and a comparable sales increase for domestic franchised chicken restaurants of 3.2%. Franchise fee income for chicken restaurants increased $3.9 million or 121.1% from 1996 to 1997, primarily due to franchise fees of $2.5 million recorded in connection with the sale of 100 restaurants to AFDC and $1.2 million recorded in connection with the sale of 47 restaurants to the Royal Capital group.

Bakery Cafes

     Franchise revenues produced by the Chesapeake brand during 1997 totaled $2.3 million, including $1.7 million in franchise royalty income and $0.6 million in franchise fee income.

International

     Revenues from franchising for international franchised restaurants were down $0.1 million from 1996 to 1997. Royalty income was up $1.5 million or 18.3% from the prior year, although franchise fee income was down $1.6 million or 41.6%. Royalty income was up as the average number of international franchised restaurants open during 1997 was up 20.1% from 362 in 1996 to 435 in 1997. Exchange rate losses on royalties earned in Southeast Asia partially offset the increase in international royalty income. Franchise fee income was down $1.6 million from the prior year, primarily due to a decrease in the amount of default revenues recorded for terminated international development agreements and a decrease in international commitments sold from 464 in 1996 to 225 in 1997.

     MANUFACTURING REVENUES. Revenues from manufacturing decreased 7.0%, or $0.6 million for the fiscal year ended December 28, 1997, as compared to the fiscal year ended December 29, 1996. The decrease was primarily attributable to a decrease in the sale of smallwares. The Company sold its Ultrafryer distribution business during the first half of 1996.

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

     RESTAURANT OPERATING EXPENSES. Restaurant operating expenses for the fiscal year ended December 28, 1997 decreased $14.0 million or 6.6% from the corresponding period in 1996. The decrease in restaurant operating expenses was primarily attributable to the sale of the 100 AFDC restaurants. Restaurant operating expenses as a percentage of restaurant sales were 48.9% for 1997, compared to 49.1% for 1996. A decrease in utility costs resulting from the installation of more energy efficient gas fryers in

Company-operated restaurants offset an increase in personnel expenses resulting from the increase in the minimum wage levels effective October 1, 1996 and September 1, 1997.

     MANUFACTURING COST OF SALES. Manufacturing cost of sales decreased 11.4% or $0.8 million for the fiscal year ended December 28, 1997, compared to the fiscal year ended December 29, 1996. The decrease was primarily attributable to the decrease in manufacturing revenues during fiscal year 1997 compared to fiscal year 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3.5 million or 4.6% during 1997 compared to the prior year. As a percentage of total revenues, general and administrative expenses increased from 15.3% for fiscal year 1996 to 16.4% for fiscal year 1997. The increase in general and administrative expenses was due to a number of factors including, but not limited to, asset write-downs of software costs, overhead costs associated with the Chesapeake Bagel brand, an increase in franchise development marketing costs, costs associated with acquisition activity, costs associated with information technology initiatives, and deferred compensation expenses related to employee stock options.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.9 million or 9.4% from the prior year. Depreciation and amortization as a percentage of total revenues increased from 6.2% to 7.0% from the previous to the current year. The increase was primarily due to fixed asset additions made during this period totaling $62.9 million. Partially offsetting the increase was a decrease in depreciation expense associated with the sale of 100 restaurants to AFDC. Overall, net fixed assets of $207.8 million at fiscal year ended December 28, 1997 were up 9.8% over net fixed assets of $189.2 million at fiscal year ended December 29, 1996.

     GAIN ON SALE OF ASSETS FROM AFDC TRANSACTION.   During the second quarter
of 1997, the Company recorded a $5.3 million pre-tax gain associated with the sale of 100 Company-operated restaurants to AFDC.

     INCOME FROM OPERATIONS. Income from operations increased $11.3 million or 39.0% from fiscal year 1997 to fiscal year 1998. The increase was primarily due to an increase in franchising revenues for chicken restaurants in the amount of $10.5 million. The gain on the sale of the 100 AFDC restaurants in the amount of $5.3 million recognized during fiscal year 1997 was nearly offset by the decrease in income from operations generated by these restaurants during fiscal year 1996.

     NET INTEREST EXPENSE. Interest expense, net of capitalized interest, for the year ended December 28, 1997 was $20.6 million, compared to $15.9 million for the year ended December 29, 1996. The $4.7 million increase in interest expense was due to higher levels of average debt outstanding and higher effective interest rates during 1997 as compared with the prior year. The increase in average debt outstanding was primarily attributable to the refinancing transaction completed during the second quarter of 1997

(see " -Liquidity and Capital Resources"). The refinancing transaction also led to higher effective interest rates during 1997 versus the prior year.

     INCOME TAXES. The Company's effective tax rate for the year ended December 29, 1997 was 43.6%, compared to an effective tax rate of 42.3% (including tax benefits recorded with respect to the extraordinary loss) for the year ended December 28, 1996. Based on the level of pre-tax income, the tax rate for fiscal year 1997 assumed a federal statutory rate of 35%, versus 34% assumed for fiscal year 1996.

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

     Net cash provided by operating activities for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 was $45.5 million, $52.5 million and $47.8 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of December 27, 1998 was $10.8 million, compared to $23.3 million at December 28, 1997 and $8.4 million at December 29, 1996. The Company's working capital deficit as of December 27, 1998, December 28, 1997 and December 29, 1996 was approximately $34.1 million, $13.6 million and $29.5 million, respectively. The decrease in available cash and cash equivalents, net of bank overdrafts from December 28, 1997 to December 27, 1998 was primarily due to the acquisitions of the Pinetree restaurants and Seattle Coffee Company.

     On February 10, 1998 the Company acquired the assets of Pinetree Foods, Inc. ("Pinetree") based in Asheville, North Carolina. The assets of Pinetree included 81 restaurant units located primarily in North Carolina, South Carolina and Georgia. The assets were acquired in cash for a total purchase price of approximately $24.3 million. The Company borrowed $16.0 million under its $100.0 million acquisition facility in order to complete the transaction. The Company converted 66 of these restaurants into Company-operated Popeyes restaurants. The Company spent approximately $16.0 million to convert these restaurants. Funds to convert these restaurants were provided primarily by the Company's acquisition facility and short-term borrowings under its revolving line of credit. As of December 27, 1998, the Company had borrowed $9.0 million under its acquisition facility and $7.0 million under its revolving line of credit to convert these restaurants.

     On March 18, 1998, the Company acquired all of Seattle Coffee Company's ("SCC") common stock for an adjusted purchase price of approximately $68.8 million plus the assumption of approximately $4.8 million of debt. In order to complete the transaction, the Company obtained $37.6 million in cash from its acquisition facility and issued $25.5 million in AFC common stock, options and warrants. In addition, the Company established a payable of approximately $3.8 million pursuant to a holdback payment provision in the acquisition agreement. Included in the adjusted purchase price was a contingent payment of $1.9 million, based upon SCC operations achieving a level of earnings, as defined in the agreement, over a 52-week period from September 29, 1997 to September 27, 1998.

     On October 15, 1998, the Company acquired Cinnabon International, Inc. ("CII"), the operator and franchisor of 363 retail cinnamon roll bakeries operating in 39 states, Canada and Mexico. Two hundred and eleven of the retail cinnamon roll bakeries are Company-operated and are located within the United States. In connection with the acquisition, which was accounted for as a purchase, CII became a wholly-owned subsidiary of AFC through the merger of AFC Franchise Acquisition Corp. into CII (the "Acquisition").

     The Company acquired CII for $64.0 million in cash. The Company obtained $44.7 million of the cash consideration from its 1997 Credit Facility, which was amended to add a $50.0 million Tranche B term loan (see below). The remaining $19.3 million cash consideration was funded with the proceeds from the sale of approximately 2.8 million shares of AFC common stock to certain "qualified" investors who are existing AFC shareholders and option holders. The shares were sold at a price of $7.75 per share and cash proceeds from the sale totaled approximately $19.3 million. The Company also received notes receivable from the investors totaling approximately $1.3 million.

     In connection with the acquisition of CII, the Company amended its existing 1997 Credit Facility (See Note 8-"Long-term Debt" of the Company's Consolidated Financial Statements) to add a $50.0 million Tranche B term loan. The terms of the amended 1997 Credit Facility remained substantially unchanged with respect to security interests, covenants and events of default. At the election of the Company, the Tranche B term loan will bear interest at (i) a defined base rate plus 1.75% per annum or (ii) LIBOR plus 2.75% per annum, subject to reduction based on the achievement of certain leverage ratio levels. Principal repayments under the term loan are due in quarterly instalments of $0.1 million commencing December 31, 1998 and increasing to $3.8 million beginning September 30, 2002. The Tranche B term loan matures on June 30, 2004. As of December 27, 1998, total amounts outstanding under the Company's 1997 Credit Facility included: Tranche A term loan - $44.3 million; Tranche B term loan - $50.0 million; Acquisition Facility- $68.0 million; and Revolving Facility - $7.0 million.

     During the fiscal year ended December 27, 1998 the Company invested in various capital projects totaling $41.5 million. During this period the Company invested $13.7 million in new restaurant locations, $4.1 million in its re-imaging and renovation program and $5.1 million in new management information systems. In addition, during 1998 the Company invested $18.6 million in other capital assets to update, replace and extend the lives of restaurant equipment and facilities and complete other projects. Approximately $3.7 million of the above capital projects were financed through capital lease obligations or note payable obligations. The remaining capital projects were financed primarily through cash flows provided from normal operating activities and internal funds.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. In addition, a portion of the Company's receivables are denominated in foreign currency, which exposes it to exchange rate movements. Historically, the Company has not utilized hedging contracts to manage its exposure to foreign currency rate fluctuations since the market risk associated with international receivables was not determined to be significant. Management anticipates that such hedging contracts may be used to some extent in 1999 and beyond to reduce the Company's exposure to future foreign currency rate fluctuations.

     The Company's net exposure to interest rate risk consists of its Senior Subordinated Notes and borrowings under its 1997 Credit Facility. The Senior Subordinated Notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under the Senior Subordinated Notes as of December 27, 1998 was $175.0 million. Should interest rates increase or decrease, the estimated
fair value of these notes would decrease or increase, respectively.   As of
December 27, 1998, the fair value of the Senior Subordinated Notes exceeded the carrying amount by approximately $7.0 million. The Company's 1997 Credit Facility has borrowings made pursuant to it that bear interest rates that are benchmarked to US and European short-term interest rates. The balances outstanding under the 1997 Credit Facility as of December 27, 1998 totaled $169.3 million. The impact on the Company's annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under the 1997 Credit Facility would be approximately $1.7 million. This assumes no change in the volume or composition of the debt at December 27, 1998.

     The Company and its franchisees purchase certain commodities such as chicken, potatoes, flour, cooking oil and coffee beans. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. Historically, the Company has not used financial instruments to hedge commodity prices. In the future, the Company intends to enter into commodity hedging initiatives to control the ultimate cost paid for these products and limit the impact of changes in commodity prices.

IMPAIRMENTS OF LONG-LIVED ASSETS

     Effective December 13, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). Under FAS 121, the Company reviews its long-lived assets (such as property and equipment) and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of the undiscounted estimated future cash flows of an asset is less than the carrying value of the asset, an impairment loss equal to the difference between the carrying value and the fair value of the asset is recognized. Fair value is estimated to be the present value of expected future cash flows, as determined by management, after considering such factors as inflation, interest rates and other economic data.

     During 1998 management reviewed the estimated future cash flows expected from its Chesapeake bakery cafe group and determined an impairment loss equal to $6.8 million. The bagel bakery industry segment has been weak the last two years and, as a result, 58 franchised Chesapeake bagel bakeries closed during
1998.   Management believes that expected future cash flows from the remaining bagel bakery restaurants support the carrying values for long-lived tangible and intangible assets of the Chesapeake brand as of December 27, 1998.

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

     The Company has adopted a Year 2000 plan that includes five phases. These phases are: 1) inventory 2) assess 3) remediate 4) test and 5) maintain. Although the pace of the work varies among IT and non-IT systems and the phases are often conducted in parallel, the inventory and assess phases have been substantially completed as of December 27, 1998 and the remediation phase is in progress. Under the Company's current plan, remediation and testing of IT systems is scheduled to be completed by the end of its third quarter of 1999. The Company anticipates the timely completion of this compliance assessment, which should mitigate the Year 2000 issue.

     To date, the Company has incurred approximately $0.1 million in Year 2000 costs. These costs are primarily related to fees paid to outside consultants who helped develop a strategy to assess the Company's Year 2000 issues. The Company estimates that the total costs of addressing the Year 2000 issue will approximate $0.9 million, including the amount that has already been expended. These costs will be funded through operating cash flows.

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

     During August 1994, an outsourcing agreement between the Company and IBM Global Services ("IGS") was executed to, among other things, enhance and upgrade the Company's corporate and restaurant hardware and software computer systems. During the process of upgrading its systems, which is scheduled for completion by the end of third quarter of 1999, the Company established procedures to ensure that its new IT systems were Year 2000 compliant. The Company believes that a significant portion of the potential Year 2000 issues will be resolved with the completion of its IT system upgrades made in connection with the IGS contract.

     Under the Company's Franchise Awareness Program and Vendor/Supplier Letter Program, the Company has and will initiate communications with its significant suppliers and vendors and its franchisee community in an effort to determine the extent to which the Company's business is vulnerable to the failure by these
third parties to remediate their Year 2000 problems.   While the Company has not
been informed of any material risks associated with the Year 2000 problem with respect to these entities, there can be no assurance that the IT and non-IT systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company's financial position and results of operations.

     The Company has not yet ascertained what the impact would be on the Company's financial position and results of operations in the event of failure of the Company's or third parties' IT and non-IT systems due to the Year 2000 issue. The Company began developing a contingency plan in the fourth quarter of 1998 and will continue to develop such plan during the first quarter of 1999 designed to allow continued operations in the event that such failures should occur.

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

SEASONALITY

     The Company has historically experienced the strongest operating results at Popeyes, Churchs and Chesapeake restaurants during the summer months while operating results have been somewhat lower during the winter season. Cinnabon and Seattle Coffee have traditionally experienced the strongest operating results during the Christmas holiday shopping season between Thanksgiving and Christmas. Certain holidays and inclement winter weather reduce the volume of consumer traffic at quick-service restaurants and may impair the ability of certain restaurants to conduct regular operations for short periods of time.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This standard requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Presently, the Company does not have any items which are considered to be components of comprehensive income and therefore, FAS 130 does not impact the Company's financial statements at this time.

     In February 1998, Statement of Financial Accounting Standards No. 132, "Employer's Disclosure about Pensions and Other Post-Retirement Benefits" ("FAS 132") was issued. FAS 132 revises employer's disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997 and impacts the presentation of financial statement disclosures. The Company adopted FAS 132 in fiscal year 1998.

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

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in fiscal year 1999. It is management's belief that SOP 98-5 will not have a materially adverse effect on the Company's financial position or results of operations.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company has included the consolidated financial statements and supplementary financial information required by this item immediately following
Part IV of this report and hereby incorporates by reference the relevant portions of those statements and information into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company's most recent consolidated financial statements.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors, executive officers and senior management of AFC are listed below.


           Name                      Age                      Position
           ----                      ---                      --------
     Frank J. Belatti                  51   Chairman, Chief Executive Officer and
                                            Director

     Dick R. Holbrook                  46   President, Chief Operating Officer and
                                            Director

     Samuel N. Frankel                 61   Executive Vice President, Secretary,
                                            General Counsel and Director

     Gerald J. Wilkins                 41   Chief Financial Officer

     Jon Luther                        55   President of Popeyes Chicken & Biscuits

     Hala Moddelmog                    43   President of Churchs Chicken

     William M. Van Epps               51   President of International

     Gregg A. Kaplan                   42   President of Bakery Cafe Group

     James W. Clarke                   52   President of Seattle Coffee Company

     Mark J. Doran                     35   Director

     Paul Farrar                       64   Director

     Matt L. Figel                     39   Director

     Peter Starrett                    51   Director

     Kelvin J. Pennington              40   Director

     John M. Roth                      40   Director

     Ronald P. Spogli                  50   Director

     William M. Wardlaw                51   Director

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

From 1986 to 1990, Mr. Belatti also served as President of Arby's Franchise Association Service Corporation ("AFA"), which created and developed the marketing programs and new product development for the Arby's system. Mr. Belatti received the 1996 International Foodservice Management Association Silver Plate award for excellence and achievement in the food-service industry and is also the 1997 Golden Chain Award winner. He also received the NAACP's Walter White award and the President's Award for private sector initiatives. In 1999, Mr. Belatti received the Entrepreneur of the Year Award by the International Franchise Association. Mr. Belatti also serves as Chairman of the AFC Foundation, Inc., as well as a member of the Boards of Directors for The Hank Aaron Chasing the Dream Foundation, Inc., The Schenck School, APEX Museum, The Tandy Corporation and The Urban League. Mr. Belatti is also a member of the Executive Steering Committee for Habitat for Humanity.

     DICK R. HOLBROOK, President, Chief Operating Officer and Director: Mr. Holbrook joined AFC in November 1992 as Executive Vice President and Chief Operating Officer and assumed the role of President and Chief Operating Officer in August 1995. He has been a director of AFC since 1995. From 1991 to 1992, Mr. Holbrook served as Executive Vice President of Franchise Operations of HFS. From 1972 to 1991, Mr. Holbrook served in various management positions with Arby's, starting as a crew member and working his way up to Assistant Restaurant Manager, Restaurant Manager, District Manager, Regional Director of Operations, Vice President of Operations Development and Training and Senior Vice President of Franchise Operations. Mr. Holbrook is a member of the Board of Directors of the AFC Foundation, Inc.

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

     GERALD J. WILKINS, Chief Financial Officer: Mr. Wilkins has served as the Chief Financial Officer of AFC since 1995. From 1993 to 1995, Mr. Wilkins was Vice President of International Business Planning at KFC International in Louisville, Kentucky. Mr. Wilkins also served in senior management positions with General Electric Corporation from 1985 to 1993, including Assistant Treasurer of GE Capital Corporation from 1989 to 1992. He has also worked with AT&T Corporation and Peat Marwick, Mitchell & Co.

     JON LUTHER, President of Popeyes Chicken & Biscuits: Mr. Luther has served as President of Popeyes Chicken & Biscuits since 1997. Prior to joining AFC, Mr. Luther was President of CA One Services, Inc., a subsidiary of Delaware North Enterprises, Inc. in Buffalo, New York from 1992 to 1997. Mr. Luther is a member of the Board of Directors of the AFC Foundation, Inc.

     HALA MODDELMOG, President of Churchs Chicken. Ms. Moddelmog has served as President of Churchs Chicken since 1996. From 1993 to 1996, Ms. Moddelmog was Vice President of Marketing and then Senior Vice President/General Manager for the Churchs brand. From 1990 to 1993, Ms. Moddelmog was Vice President of Product Marketing and Strategic Planning at AFA in Atlanta. Prior to joining AFA, Ms. Moddelmog was a marketing manager for BellSouth Services in Atlanta from 1989 to 1990. Ms. Moddelmog is a member of the Board of Directors of the AFC Foundation, Inc.

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

     GREGG A. KAPLAN, President of Bakery Cafe Group: Mr. Kaplan assumed the position as President of the Bakery Cafe Group in March 1998. He served as Vice President of Strategic Development with the Company from June 1996 to March 1998. Mr. Kaplan formerly served as Senior Vice President of Marketing with Shoney's, Inc. Mr. Kaplan joined Shoney's, Inc. in December 1990. From January 1989 to December 1990, Mr. Kaplan served as Vice President of Marketing with Rally's Inc. From 1983 to 1988, Mr. Kaplan was the Director of Marketing at Wendy's International. Mr. Kaplan is a member of the Board of Directors of the International Franchise Association.

     JAMES W. CLARKE, President of Seattle Coffee Company: Mr. Clarke assumed the position of President of Seattle Coffee Company in October 1998. He served as Seattle Coffee Company's Chief Operating Officer from April 1997 to September 1998. Between August 1995 and May 1997, Mr. Clarke was the Senior Vice President of Marketing at Seattle Coffee Company. Mr. Clarke is also a member of the Boards of Directors of the Salvation Army of King County and the Pacific Northwest Aquarium.

     MARK J. DORAN, Director: Mr. Doran joined FS&Co. in 1988 and became a general partner in March 1998. Previously, Mr. Doran was employed in the high yield department of Kidder, Peabody & Co. Incorporated. Mr. Doran became a director of AFC in April 1996.

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

     MATT L. FIGEL, Director: Mr. Figel founded Doramar Capital, a private investment firm, in January 1997. From October 1986 to December 1996, Mr. Figel was employed by FS&Co. Mr. Figel became a director of AFC in April 1996.

     PETER STARRETT, Director: Mr. Starrett founded Peter Starrett Associates, a retail advisory firm, in August 1998. From 1990 to 1998, Mr. Starrett was the President of Warner Bros. Studio Stores Worldwide. Previously, he held senior executive positions at both Federated Department Stores and May Department Stores. Mr. Starrett also serves on the boards of directors of Brylane, Inc., Guitar Center, Inc. and Petco Animal Supplies, Inc.

     KELVIN J. PENNINGTON, Director: Mr. Pennington has served as Managing General Partner of PENMAN Asset Management, L.P., the general partner of PENMAN Private Equity and Mezzanine Fund, L.P., in Chicago, Illinois since 1992. Mr. Pennington became a director of AFC in May 1996. Mr. Pennington also serves as a member of the Boards of Directors for Liberty Service Corporation, MainStreet Healthcare Corporation and HTD Corporation.

     JOHN M. ROTH, Director: Mr. Roth joined FS&Co. in March 1988 and became a general partner in March 1993. From 1984 to 1988, Mr. Roth was employed by Kidder, Peabody & Co. Incorporated, his most recent position being a Vice President in the Merger and Acquisition Group. Mr. Roth became a director of AFC in April 1996 and is also a member of the Boards of Directors of EnviroSource, Inc. and Advance Holding Corporation.

     RONALD P. SPOGLI, Director: Mr. Spogli is a founding partner of FS&Co. He became a director of AFC in April 1996. Mr. Spogli is the Chairman of the Executive Committee and a director of EnviroSource, Inc. and also serves on the Boards of Directors of Advance Holding Corporation, Century Maintenance Supply and Hudson Respiratory Care, Inc.

     WILLIAM M. WARDLAW, Director: Mr. Wardlaw joined FS&Co. in March 1988 and became a general partner in January 1991. From 1984 to 1988, Mr. Wardlaw was a principal of the law firm of Riordan & McKinzie. Mr. Wardlaw became a director of AFC in April 1996.

     ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the other four of AFC's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers") during the fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996.


                                                           Annual Compensation                              All Other
----------------------------------     ---------------------------------------------------------
   Name and Principal Position             Year              Salary                 Bonus/(1)/             Compensation/(2)/
----------------------------------     -----------     -----------------     -------------------     ------------------------
FRANK J. BELATTI                          1998              $495,385                        -               $  19,560/(3)/
  Chief Executive Officer                 1997               468,462                  660,000                  55,860
                                          1996               430,000                  515,045                  32,943

DICK R. HOLBROOK                          1998              $345,385                        -               $  17,935/(3)/
  President and                           1997               323,077                  270,000                  21,635
  Chief Operating Officer                 1996               300,000                  220,000                  13,643

SAMUEL N. FRANKEL                         1998              $311,538                        -               $  50,995
  Executive Vice President,               1997               294,231                  250,000                  50,995
  Secretary and                           1996               275,000                  200,000                  32,745
  General Counsel

WILLIAM M. VAN EPPS                       1998              $266,154                        -               $   5,833/(3)/
  President of                            1997               236,615                   90,000                   5,617/(3)/
  International                           1996               196,720                  100,000                   5,758/(3)/

HALA MODDELMOG                            1998              $266,154                        -               $   2,935/(3)/
  President of Churchs Chicken            1997               230,001                  120,000                   2,935/(3)/
                                          1996               178,079                   80,000                   2,860/(3)/

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

  (2) The amounts shown under All Other Compensation reflect life insurance premiums paid by AFC with respect to split dollar life insurance policies for the benefit of the Messrs. Belatti, Holbrook and Frankel. AFC also paid $4,633, $4,417 and $4,633 in life insurance premiums in 1998, 1997 and 1996, respectively, for the split dollar life insurance policy for the benefit of Mr. Van Epps. AFC also paid $1,735 in life insurance premiums in 1998, 1997 and 1996 for the split dollar life insurance policy for the benefit of Ms. Moddelmog.

  (3) Includes matching contributions by AFC into the AFC Deferred Compensation Plan on behalf of Messrs. Belatti and Holbrook of $1,200. Includes matching contributions by AFC into the qualified employee benefit plan under Section 401(k) of the Code on behalf of (i) Mr. Van Epps of $1,200, $1,200 and $1,125 for 1998, 1997 and 1996, respectively, and (ii) Ms. Moddelmog of $1,200, $1,200 and $1,125 for 1998, 1997 and 1996, respectively.

EMPLOYMENT AGREEMENTS

     FRANK J. BELATTI. Mr. Belatti and AFC entered into an employment agreement on November 5, 1992, as amended, on November 5, 1995 (the "Belatti Agreement"). The Belatti Agreement contains customary employment terms and provides for a current annual base salary of $500,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, stock options, fringe benefits, participation in all Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The term of the Belatti Agreement terminates on November 5, 2001, unless earlier terminated or otherwise renewed, pursuant to the terms thereof. Pursuant to the terms of the Belatti Agreement, if Mr. Belatti's employment is terminated without cause or if written notice not to renew his employment is given by AFC, Mr. Belatti would be entitled to, among other things, one to two-and-one-half times his base annual salary, depending on his length of service at such termination date, and the bonus payable to him for the fiscal year in which such termination occurs. Under the Belatti Agreement, upon (i) a change of control of AFC, (ii) a significant reduction in Mr. Belatti's responsibilities, title or duties or (iii) the relocation of AFC's principal office more than 45 miles from its current location (except to Atlanta, Georgia), Mr. Belatti may terminate his employment and would be entitled to receive, among other things, the same severance pay he would have received had his employment been terminated by AFC without cause.

     DICK R. HOLBROOK. Mr. Holbrook and AFC entered into an employment agreement on November 5, 1992, as amended, on November 5, 1995 (the "Holbrook Agreement"). The Holbrook Agreement contains customary employment terms and provides for a current annual base salary of $350,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, stock options, fringe benefits, participation in all Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The term of the Holbrook Agreement terminates on November 5, 2001, unless earlier terminated or otherwise renewed, pursuant to the terms thereof. Pursuant to the Holbrook Agreement, if Mr. Holbrook's employment is terminated without cause or if written notice not to renew his employment is given by AFC, he would be entitled to, among other things, one to two-and-one-half times his base annual salary, depending on his length of service at such termination date, and the bonus payable to him for the fiscal year in which such termination occurs. Under the Holbrook Agreement, upon
(i) a change of control of AFC, (ii) a significant reduction in Mr. Holbrook's responsibilities, title or duties not approved by Mr. Belatti or (iii) AFC relocates its principal office more than 45 miles from its current location (except to Atlanta, Georgia), Mr. Holbrook may terminate his employment and would be entitled to receive, among other things, the same severance pay he would have received had his employment been terminated by AFC without cause.

     SAMUEL N. FRANKEL. Mr. Frankel and AFC entered into an employment agreement on December 5, 1995 (the "Frankel Agreement"). The Frankel Agreement contains customary employment terms and provides for a base annual salary of $315,000, subject to annual adjustment by the Board of Directors, and for an annual incentive bonus. The term of the Frankel Agreement terminates on December 5, 2001, unless earlier terminated or otherwise renewed pursuant to the terms thereof. Pursuant to the Frankel Agreement, if Mr. Frankel's employment is terminated without cause or if written notice not to renew is given by AFC, he would be entitled to, among other things, two-and-one-half times his base annual salary, and the bonus payable to him for the fiscal year in which such termination occurs. Under the Frankel Agreement, upon (i) a change of control of AFC, (ii) a significant reduction in Mr. Frankel's responsibilities, title or duties not approved by Mr. Belatti or (iii) the relocation of AFC's principal office more than 45 miles from its current location (except to Atlanta, Georgia), Mr. Frankel may terminate his employment and would be entitled to receive, among other things, the same severance pay he would receive if he was terminated by AFC without cause.

OPTION PLANS

1992 NONQUALIFIED STOCK OPTION PLAN

     The 1992 Nonqualified Stock Option Plan (the "1992 Option Plan"), provides for the grant of options to purchase shares of Common Stock to selected officers of AFC. Options under the 1992 Option Plan are not intended to qualify for treatment as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended ("Section 422A"). Options under the 1992 Option Plan became exercisable at various dates beginning on January 1, 1994. If not exercised, options under the 1992 Option Plan will expire 15 years after their issuance (if not sooner due to termination of employment). If the employment of an optionee under the 1992 Option Plan is terminated for any reason, AFC may be required to repurchase the shares of Common Stock acquired by such optionee pursuant to such plan. Up to 1,808,864 shares of Common Stock have been reserved for issuance under the 1992 Option Plan. Prior to April 1996, options with respect to 669,334, 200,000, 170,000, 35,000 and 35,000 shares of Common Stock were issued to Messrs. Belatti, Holbrook, Frankel and Van Epps and Ms. Moddelmog, respectively, at an exercise price of $0.10. On April 11, 1996, this exercise price was adjusted to $0.08 per share and additional options with respect to 196,849, 58,860, 50,000, 10,300 and 10,300 shares of Common Stock were issued to Messrs. Belatti, Holbrook, Frankel and Van Epps and Ms. Moddelmog, respectively, also at an exercise price of $0.08 per share. As of December 27, 1998, options with respect to 1,635,757 shares of Common Stock were outstanding under the 1992 Option Plan, of which options with respect to 1,560,563 shares of Common Stock were exercisable.

1996 NONQUALIFIED PERFORMANCE STOCK OPTION PLAN--EXECUTIVE

     Certain senior executives of AFC are eligible to participate in AFC's 1996 Nonqualified Performance Stock Option Plan--Executive (the "Executive Performance Option Plan"). Up to 1,507,489 shares of Common Stock may be issued under the Executive Performance Option Plan. Under the Executive Performance Option Plan, participants may be granted options to purchase shares of Common Stock at an option price determined by the Board of Directors of AFC. Options under the Executive Performance Option Plan are not intended to qualify for treatment as incentive stock options under Section 422A. The Executive Performance Option Plan is administered by the compensation committee of the Board of Directors (the "Compensation Committee"). All options granted under the Executive Performance Option Plan may vest over four to five years commencing on the first anniversary of the date of grant according to performance criteria relating to AFC's earnings on a fiscal year basis. Pursuant to the Executive Performance Option Plan, on April 26, 1996 AFC granted options with respect to 800,000, 400,000 and 225,000 shares of Common Stock to Messrs. Belatti, Holbrook and Frankel, respectively, at an exercise price of $3.317 per share. In 1997, AFC granted options with respect to 10,019, 4,517 and 4,517 shares of Common Stock to Messrs.

Belatti, Holbrook and Frankel, respectively, at an exercise price of $4.95 per share. In 1998, AFC granted options with respect to 23,328, 20,000 and 20,000 shares of Common Stock to Messrs. Belatti, Holbrook and Frankel, respectively, at an exercise price of $7.50 per share.

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

     Effective on December 15, 1998, the Company's Board of Directors approved the cancellation of 510,842, 263,428 and 158,428 unvested options as of December 27, 1998 held by Messrs. Belatti, Holbrook and Frankel, respectively. These options had exercise prices that ranged from $3.32 per share to $7.50 per share. In connection with the cancellation, the Board of Directors also approved the grant of 510,842, 263,428 and 158,428 options for Messrs. Belatti, Holbrook and Frankel, respectively at an exercise price of $7.75 per share, which was the fair value of the Company's Common Stock at the date of grant. Additionally, Messrs. Belatti, Holbrook and Frankel became fully vested in these options upon the date of grant. As of December 27, 1998, options with respect to 1,507,489 shares of Common Stock were outstanding and exercisable under the Executive Performance Option Plan.

1996 NONQUALIFIED PERFORMANCE STOCK OPTION PLAN--GENERAL

     Certain officers and key employees not covered by the Executive Performance Option Plan are eligible to receive options to purchase Common Stock under AFC's 1996 Nonqualified Performance Stock Option Plan--General ("General Performance Option Plan"). Up to 1,205,806 options to purchase shares of Common Stock are issuable under the General Performance Option Plan. Options under the General Performance Option Plan are not intended to qualify for treatment as incentive stock options under Section 422A. Pursuant to the General Performance Option Plan, on April 26, 1996, AFC granted options with respect to 100,000 shares of Common Stock to each of Mr. Van Epps and Mrs. Moddelmog at an exercise price of $3.317 per share. In 1997, AFC granted options with respect to 8,547 and 2,377 shares of Common Stock to Mr. Van Epps and Mrs. Moddelmog, respectively, at an exercise price of $4.95 per share. The General Performance Option Plan has a number of terms that are substantially similar to terms found in the Executive Performance Option Plan. All options granted under the General Performance Option Plan may vest over four to five years commencing on the first anniversary of the date of grant according to a performance criteria relating to

AFC's earnings. Such options expire ten years from the date of grant unless terminated earlier due to certain circumstances. Additionally, the General Performance Option Plan restricts employees from transferring any shares of Common Stock received on the exercise of options under the General Performance Option Plan prior to the fifth anniversary of the date of the grant. Following such fifth anniversary, AFC has a right of first refusal with respect to any proposed transfer of such shares of Common Stock. Finally, the General Performance Option Plan contains provisions relating to certain "tag-along" and "drag-along" rights should the FS Entities (as defined herein) find a third-party buyer for all of the Common Stock held thereby. As of December 27, 1998, options to purchase 1,187,476 shares of Common Stock were outstanding under the General Performance Option Plan, of which options to purchase 690,699 shares of Common Stock were exercisable.

1996 NONQUALIFIED STOCK OPTION PLAN

     Certain officers and key employees are eligible to receive options to purchase Common Stock under AFC's 1996 Nonqualified Stock Option Plan (the "1996 Option Plan"). The 1996 Option Plan authorizes AFC to issue up to 1,808,863 options to purchase shares of Common Stock. Options under the 1996 Option Plan are not intended to qualify for treatment as incentive stock options under
Section 422A. On April 11, 1996, options to purchase 90,000, 55,000 and 35,000 shares of Common Stock were granted to Messrs. Belatti, Holbrook and Frankel, respectively, at an exercise price of $3.317 per share. On April 26, 1996, options to purchase 5,000 shares of Common Stock were granted under the 1996 Option Plan to Mr. Van Epps and Ms. Moddelmog also at an exercise price of $3.317 per share. In 1997, options to purchase 32,390, 14,963, 14,963, 7,782 and
7,782 shares of Common Stock were granted to Messrs. Belatti, Holbrook, Frankel, Van Epps and Ms. Moddelmog at an exercise price of $4.95 per share. On January 1, 1998, options to purchase 16,672 and 5,000 shares were granted to Messrs. Belatti and Holbrook at an exercise price of $7.50 per share. On October 1, 1998, options to purchase 8,000 and 20,000 shares were granted to Mr. Van Epps and Ms. Moddelmog at an exercise price of $7.50 per share. The 1996 Option Plan contains many of the same provisions of the Executive Performance Option Plan and the General Performance Option Plan. All options granted under the 1996 Option Plan vest in 25% increments upon each of the first, second, third and fourth anniversaries of the date of grant and expire seven years from the date of grant, unless terminated earlier due to certain circumstances. The 1996 Option Plan includes the same repurchase rights found in the Executive Performance Option Plan and the General Performance Option Plan. Additionally, the 1996 Option Plan contains the transfer restrictions, rights of first refusal and "tag-along" and "drag-along" rights as found in the General Performance Option Plan. As of December 27, 1998, options with respect to 1,036,143 shares of Common Stock were outstanding under the 1996 Option Plan, of which options to purchase 241,968 shares of Common Stock were exercisable.

     The following table sets forth information concerning the number and value of securities underlying unexercised options held by each of the Named Executive Officers at December 28, 1997.

                   AFC OPTION GRANTS IN THE LAST FISCAL YEAR



                                       Individual Grants(1)                                 Potential Realizable
                       -------------------------------------------------------------       Value at Assumed Annual
                         Number of          % of Total                                       Rates of Stock Price
                         Securities          Options                                       Appreciation for Option
                         Underlying         Granted to       Exercise                               Term(2)
                         Options            Employees in       or        Expiration       --------------------------
     Name                Granted (#)        Fiscal Year     Base Price       Date             5%              10%
     ----              --------------     -------------   -------------  -----------      ----------      ----------
Frank J. Belatti         510,842             54.77%          $ 7.750       12/15/08       $2,489,810       $6,309,667
                          16,672              4.09             7.500        1/1/05           50,904          118,628

Dick R. Holbrook         263,428             28.24             7.750       12/15/08        1,283,931        3,253,732
                           5,000              1.23             7.500        1/1/05           15,266           35,577

Samuel N. Frankel        158,428             16.99             7.750       12/15/08          772,168        1,956,824

William M. Van Epps        8,000              1.96             7.500       10/1/05           24,426           56,923

Hala Moddelmog            20,000              4.91             7.500       10/1/05           61,065          142,308

_____________
  (1) Option grants to the Named Executive Officers set forth in the table were granted under the Executive Performance Option Plan, with respect to Messrs. Belatti, Holbrook and Frankel and the 1996 Option Plan, with respect to Messrs. Belatti, Holbrook and Van Epps and Ms. Moddelmog.

  (2) These columns indicate the hypothetical gains of "option spreads" of the outstanding options granted, based on assumed annual compound stock appreciation rates of 5% and 10% over the options' terms. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent AFC's estimate or projection of the future prices or market value of Common Stock.

     The following table sets forth information concerning the number and value of securities underlying unexercised options held by each of the Named Executive Officers as of December 27, 1998.

              AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                        Securities Unexercised               Value of Unexercised
                                        Underlying Options at               In-the-Money Options at
                                          Dec 27, 1998 (#)                  Dec. 27, 1998 ($)(1)(2)
                                   ---------------------------------     ----------------------------
                                                            Not                               Not
                                     Exercisable        Exercisable      Exercisable      Exercisable
                                   ---------------     -------------     -----------      -----------
Frank J. Belatti                      1,752,637           85,965           8,291,434        271,673
Dick R. Holbrook                        719,672           38,722           2,831,569        153,329
Samuel N. Frankel                       319,893           41,213           2,128,359        158,263
William M. Van Epps                     109,797           68,662             604,883        266,478
Hala Moddelmog                           93,860           86,599             502,336        344,025


_____________
    (1) Because there is no established public trading market for Common Stock, the Board of Directors of AFC must, under certain circumstances, determine the fair market value of the Common Stock. AFC believes that the fair market value of the Common Stock was $7.75 per share as of December 27, 1998.

    (2) Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the fair market value of the underlying Common Stock of $7.75 per share as described in Note 1.

1998 SCC PLAN

     In connection with the SCC acquisition in March 1998, the Company executed the Substitute Nonqualified Stock Option Plan ("1998 SCC Plan"). This plan was established to enable the Company to issue AFC options to former SCC option holders in order to purchase 100% of SCC's common stock pursuant to the purchase agreement. The 1998 SCC Plan authorizes the issuance of approximately 0.5 million options at exercise prices that range from $3.91 to $6.75 per share. The Company issued approximately 0.4 million options at the closing date of the acquisition. The issuance of the remaining 0.1 million is subject to a reduction of a holdback provision in the agreement. At December 27, 1998, the weighted-average price per share was $4.74. The options vest when issued by the Company and expire at various dates through October 31, 2007. At December 27, 1998, the weighted-average contractual life of these options was 6.6 years. As of December 27, 1998, 457,398 options were exercisable.

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

     In connection with the issuance of shares of Common Stock under the Executive Bonus Plan and the General Bonus Plan, AFC offered to loan the participating employee an amount sufficient to pay for the employee's tax obligation resulting from the issuance of shares of Common Stock to such employee. If accepted by the employee, such loan would be evidenced by a promissory note which will be due on December 31, 2003 and accrues interest at 6.25% per annum. Such notes are secured by the pledge of the shares issued to the employee. As of December 27, 1998, under the Executive Bonus Plan and the General Bonus Plan, Messrs. Belatti, Holbrook, Frankel and Van Epps and Ms. Moddelmog had issued promissory notes to AFC in the outstanding principal amounts of $2,078,726, $1,030,028, $1,030,028, $51,795 and $51,795,
respectively.

OTHER EMPLOYEE BENEFIT PLANS

     On April 19, 1994, AFC adopted a nonqualified retirement, disability and death benefit plan ("Retirement Plan") for certain officers. Retirement benefits under the Retirement Plan are unfunded. Annual benefits are equal to 30% of the executive's average base compensation for the five years preceding retirement. The benefits are payable in 120 equal monthly installments following the executive officer's retirement date. Death benefits under the Retirement Plan cover certain executive officers and are up to five times the officer's base compensation at the time of employment. AFC has the discretion to increase the employee's death benefits. Death benefits are funded by split dollar life insurance arrangements. The accumulated benefit obligation relating to the Retirement Plan was approximately $1.5 million on December 27, 1998. AFC also provides post-retirement medical benefits (including dental coverage) for certain retirees and their spouses. This benefit begins on the date of retirement and ends after 120 months or upon the death of both parties.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     AFC's executive committee of the Board of Directors oversees compensation matters. Messrs. Belatti and Frankel, two Named Executive Officers, serve on the executive committee but neither Mr. Belatti nor Mr. Frankel participated in matters regarding his own compensation.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the total number and percentage of the outstanding shares of the Company's Common Stock beneficially owned as of March 29, 1999, with respect to each person (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) the Company knows to have beneficial ownership of more than 5% of the Common Stock. The Company computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of Common Stock which the person or group has the right to acquire within the next 60 days. The percentages are based upon 39,233,441 shares outstanding as of March 29, 1999.

                         OWNERSHIP OF AFC COMMON STOCK

                                                                  Shares of           Percentage of
                           Name(1)                              Common Stock           Common Stock
                           -------                             ---------------        -------------
Freeman Spogli & Co. Incorporated(2)(3)......................       21,212,421              54.1%
Canadian Imperial Bank of Commerce(4)........................        6,312,724              16.1%
PENMAN Private Equity and Mezzanine Fund, L.P.(5)............        2,361,954               6.0%
ML IBK Positions, Inc.(6)....................................        2,050,000               5.2%
Frank J. Belatti(7)(8).......................................        3,234,140               7.9%
Dick R. Holbrook(7)(9).......................................        1,401,326               3.5%
Samuel N. Frankel(7)(10).....................................        1,211,275               3.0%
William M. Van Epps(7)(11)...................................          132,807                 *
Hala Moddelmog(7)(12)........................................          128,765                 *
Mark J. Doran(3).............................................               --                --
Paul Farrar(13)..............................................               --                --
Matt L. Figel(14)............................................               --                --
Peter Starrett(3)............................................           44,000                 *
Kelvin J. Pennington(5)......................................               --                --
John M. Roth(3)..............................................               --                --
Ronald P. Spogli(3)..........................................               --                --
William M. Wardlaw(3)........................................               --                --
Directors and officers as a group (34 persons) (15)..........       30,578,339              71.0%
                                                               ---------------

______________
     *   Less than 1.0% of outstanding shares of Common Stock.

     (1) The persons named in this table have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes.

     (2) The shares shown as beneficially owned by FS&Co. are held of record as follows: 18,259,483 shares owned by FS Equity Partners III, L.P. ("FSEP III") , 733,583 shares owned by FS Equity Partners International, L.P. ("FSEP International")and 2,219,355 shares owned by FS Equity Partners IV, L.P. ("FSEP IV"). FS Capital Partners, L.P. ("FS Capital"), an affiliate of FS&Co., is the sole general partner of FSEP III. FS Holdings, Inc. ("FSHI") is the sole general partner of FS Capital. The sole general partner of FSEP International is FS&Co. International, L.P. ("FS&Co. International"). The sole general partner of FS&Co. International is FS International Holdings Limited ("FS International Holdings"), an affiliate of FS&Co. As the general partners of FS Capital (which is the general partner of FSEP III) and FS&Co. International (which is the general partner of FSEP International), respectively, FSHI and FS International Holdings have the sole power to vote and dispose of the shares of AFC held by each of FSEP III and FSEP International, respectively.

     (3) Messrs. Spogli, Roth and Wardlaw, each of whom is a member of the Board, and Mr. Bradford M. Freeman, Mr. J. Frederick Simmons and Mr. Charles P. Rullman, Jr. are the sole directors, officers and shareholders of FS&Co., FSHI and FS International Holdings, and as such may be deemed to be the beneficial owners of the shares indicated as beneficially owned by FS&Co. Messrs. Doran and Starrett, each of whom is a member of the Board, are affiliated with FS&Co. The business address of each of FS&Co. and its general partners, FSHI and its sole directors, officers and shareholders, FS Capital and FSEP III and Mr. Starrett is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025. The business address of each of FS International Holdings, FS&Co. International and FSEP International is c/o Paget-Brown & Company, Ltd., West Winds Building, Third Floor, P.O. Box 1111, Grand Cayman, George Town, Cayman Islands, B.W.I. The business address of Mr. Doran is 599 Lexington Avenue, 18th Floor, New York, New York 10022.

     (4) The business address for Canadian Imperial Bank of Commerce is BCE Place, Bay Street, P.O. Box 500, Toronto, Ontario MBJ258.

     (5) Mr. Pennington, who is a member of the Board, and Mr. Lawrence C. Manson, Jr. are general partners of PENMAN Asset. Management, L.P. ("PENMAN Asset"), the general partner of PENMAN Private Equity and Mezzanine Fund, L.P. ("PENMAN Equity"), and as such may be deemed to be the beneficial owners of the shares indicated as beneficially owned by PENMAN. The business address of PENMAN Equity, PENMAN Asset and each of its general partners is 333 West Wacker Drive, Suite 700, Chicago, Illinois 60606.

     (6) The business address of ML IBK Positions, Inc. is c/o Merrill Lynch & Co., Inc., Corporate Credit Division, World Financial Center, South Tower, 7th Floor, New York, New York 10080.

     (7) The business address of AFC's executive officers is c/o AFC Enterprises, Inc., Six Concourse Parkway, Suite 1700, Atlanta, Georgia 30328.

     (8) Includes 1,775,138 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 29, 1999.

     (9) Includes 728,422 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 29, 1999.

     (10) Includes 499,622 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 29, 1999.

     (11) Includes 98,107 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 29, 1999.

     (12) Includes 94,065 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 29, 1999.

     (13) Mr. Farrar's mailing address is c/o Canadian Imperial Bank of Commerce, BCE Place, Bay Street, P.O. Box 500, Toronto, Ontario MBJ258.

     (14) Mr. Figel's business address is c/o Doramar Capital, 300 South Grand Avenue, Suite 2900, Los Angeles, California 90071.

     (15) Includes 21,212,421 shares of Common Stock held by affiliates of FS&Co., 2,361,954 shares of Common Stock held by an affiliate of PENMAN Equity and 3,812,067 shares of Common Stock issuable with respect to options granted to certain executive officers that are exercisable within 60 days as of March 29, 1999.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1998, the Company issued 2,795,703 shares of AFC Common Stock to certain existing "qualified" shareholders and option holders at a purchase price of $7.75 per share. The buyers of stock included an affiliate, Freeman Spogli and Co., Inc. ("FS"), which through other affiliates, is AFC's majority shareholder, and PENMAN Private Equity and Mezzanine Fund, L.P. Freeman Spogli purchased 2,219,355 shares of Common Stock for a purchase price of $17.2 million. PENMAN Private Equity and Mezzanine Fund, L.P. purchased 251,613 shares of Common Stock for a purchase price of approximately $2.0 million. Messrs. Belatti, Holbrook and Frankel purchased 129,033, 12,904 and 51,613 shares of Common Stock, respectively, for a purchase price of $1.0 million, $0.1 million and $0.4 million, respectively.

     Messrs. Belatti, Holbrook and Frankel borrowed $0.8 million, $0.1 million and $0.3 million, respectively, from AFC to cover a portion of the purchase price of the shares of Common Stock referred to above. Each officer delivered a promissory note to AFC with respect to the amount borrowed. The notes bear interest at 7.0% per annum with principal and interest payable at the end of the term of the note, which is December 31, 2005. The notes are secured by the number of shares of common stock purchased by the employee with the note proceeds. At December 27, 1998, the outstanding principal balances plus accrued interest due from Messrs. Belatti, Holbrook and Frankel was approximately $0.8 million, $0.1 million and $0.3 million, respectively.

     As part of the stock offering in October 1998, the Company paid FS $1.0 million, which represented stock issuance costs.

     In 1996, Messrs. Belatti, Holbrook, Frankel, Van Epps and Ms. Moddelmog borrowed approximately $2.0 million, $1.0 million, $1.0 million, $0.1 million and $0.1 million, respectively, from AFC to cover certain income tax liabilities arising as a result of the issuance of shares of Common Stock in connection with a 1996 recapitalization. In 1997, AFC additionally loaned each of Messrs. Belatti, Holbrook and Frankel approximately $0.1 million with respect to the above. Each officer delivered a promissory note to AFC with respect to the amount borrowed thereby and each such promissory note is due on December 31, 2003 with a simple interest rate of 6.25% per annum. In connection with these notes, each officer also entered into a pledge agreement with AFC whereby each note is secured by the pledge of shares of Common Stock issued to them. At December 27, 1998, the outstanding principal balances plus accrued interest due from Messrs. Belatti, Holbrook, Frankel, Van Epps and Ms. Moddelmog was approximately $2.4 million, $1.2 million, $1.2 million, $0.1 million and $0.1 million, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company appear immediately following this Item 14:

                                                                               Pages
                                                                               -----
     Report of Independent Public Accountants.............................       F-1
     Consolidated Balance Sheets as of December 27, 1998 and December
       28, 1997...........................................................      F-2
     Consolidated Statements of Operations for the Years ended December
       27, 1998, December 28, 1997 and December 29, 1996..................      F-4
     Consolidated Statements of Changes in Shareholders' Equity for
       the Years ended December 27, 1998, December 28, 1997 and December
       29, 1996...........................................................      F-5
     Consolidated Statements of Cash Flows for the Years Ended December
       27, 1998, December 28, 1997 and December 29, 1996..................      F-6
     Notes to Consolidated Financial Statements...........................      F-8

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


(C) EXHIBITS

     The Company has filed the exhibits listed below with this report.

     Exhibit
     Number              Description
     ------              -----------

     3.1 (a) Articles of Incorporation of AFC Enterprises, Inc. ("AFC"), as amended to date.

     3.2 (a) Amended and Restated Bylaws of AFC (formerly known as America's Favorite Chicken Company), as amended to date.

     4.1 (a) Indenture dated as of May 21, 1997 between AFC and United States Trust Company of New York, as Trustee, with respect to the 10 1/4% Senior Subordinated Notes due 2007.

     4.2 (a) Exchange and Registration Rights Agreement, dated as of May 21, 1997, by and among AFC, Goldman, Sachs & Co., CIBC Wood Gundy Securities Corp. and Donaldson, Lufkin & Jenrette Securities Corporation.

      4.3 (h) Amended and Restated Credit Agreement, dated as of October 15, 1998, among AFC Enterprises, Inc. and Goldman Sachs Credit Partners L.P., as Syndication Agent and Lead Arranger and the financial institutions listed therein (collectively "Lenders") and Canadian Imperial Bank of Commerce, as Administrative Agent.

      4.4 (a) Security Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

      4.5 (a) Pledge Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

      4.6 (a) Trademark Security Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

      4.7 (a) Patent and Copyright Security Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

      4.8 (a) Collateral Account Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

      4.9 (a) Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 21, 1997, between AFC and CIBC, as Administrative Agent.

     10.1 (a) Stock Purchase Agreement dated February 23, 1996 among AFC, FS Equity Partners, L.P. III ("FSEP III"), and FS Equity Partners International, L.P. ("FSEP International").

     10.2 (a) Stockholders Agreement dated April 11, 1996 among FSEP III and FSEP International, CIBC, Pilgrim Prime Rate Trust, Van Kampen American Capital Prime Rate Income Trust, Senior Debt Portfolio, ML IBK Positions Inc., Frank J. Belatti, Dick R. Holbrook, Samuel N. Frankel (collectively, the "Stockholders") and AFC.

     10.3 (a) Amendment No. 1 to Stockholders Agreement dated May 1, 1996 among the Stockholders, AFC and PENMAN Private Equity and Mezzanine Fund, L.P.

     10.4 (a) Asset Purchase Agreement dated March 24, 1997 by and between AFC and Atlanta Franchise Development Company, LLC.

     10.5 (a) Asset Purchase Agreement dated May 5, 1997 among AFC, The American Bagel Company d/b/a Chesapeake Bagel Bakery, Michael Robinson, and Alan Manstof.

     10.6 (a)    Form of Popeye's Development Agreement

     10.7 (a)    Form of Church's Development Agreement

     10.8 (a)    Form of Popeye's Franchise Agreement

     10.9 (a)    Form of Church's Franchise Agreement

     10.10 (a)   Formula Agreement dated July 2, 1979 among Alvin C. Copeland,
                 Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland,
                 Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes
                 Famous Fried Chicken, Inc. (a predecessor of AFC).

     10.11 (a)   Amendment to Formula Agreement dated March 21, 1989 by and among Alvin Copeland, New Orleans Spice Company, Inc. and
                 Biscuit Investments, Inc. (a predecessor of AFC).

     10.12 (a)   Second Amendment to Formula Agreement dated March 21, 1989 by and among Alvin C. Copeland, Biscuit Investments, Inc. and New
                 Orleans Spice Company, Inc.

     10.13 (a)   Supply Agreement dated March 21, 1989 between New Orleans Spice
                 Company, Inc. and Biscuit Investments, Inc.

     10.14 (a)   Recipe Royalty Agreement dated March 21, 1989 by and among
                 Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit
                 Investments, Inc.

     10.15 (a)   Licensing Agreement dated March 11, 1976 between King Features
                 Syndicate Division of The Hearst Corporation and A. Copeland
                 Enterprises, Inc.

     10.16 (a)   Assignment and Amendment dated January 1, 1981 between A.
                 Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc.
                 and King Features Syndicate Division of The Hearst Corporation.

     10.17 (a)   Popeye License Agreement dated January 1, 1981 between King
                 Features Syndicate Division of The Hearst Corporation and
                 Popeyes Famous Fried Chicken, Inc.

     10.18 (a)   Letter Agreement dated September 17, 1981 between King Features
                 Syndicate Division of The Hearst Corporation, A. Copeland
                 Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.

     10.19 (a)   License Agreement dated December 19, 1985 by and between King
                 Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc.
                 and A. Copeland Enterprises, Inc.

     10.20 (a)   Letter Agreement dated July 20, 1987 by and between King
                 Features Syndicate, Division of The Hearst Corporation,
                 Popeyes, Inc. and A. Copeland Enterprises, Inc.

     10.21 (a)   Employment Agreement dated November 5, 1992 between AFC and
                 Frank J. Belatti.

     10.22 (a)   Amendment No. 1 to Employment Agreement dated November 5, 1995 between AFC and Frank J. Belatti.

     10.23 (a)   Employment Agreement dated as of November 5, 1992 between AFC and Dick

                 R. Holbrook.

     10.24 (a)   Amendment No. 1 to Employment Agreement dated November 5, 1995 between AFC and Dick R. Holbrook.

     10.25 (a)   Employment Agreement dated December 5, 1995 between AFC and
                 Samuel N. Frankel.

     10.26 (a)   1992 Stock Option Plan of AFC (formerly America's Favorite
                 Chicken Company) effective as of November 5, 1992.

     10.27 (a)   First Amendment to 1992 Stock Option Plan dated July 19, 1993.

     10.28 (a)   Second Amendment to 1992 Stock Option Plan dated December 17,
                 1993.

     10.29 (a)   Third Amendment to 1992 Stock Option Plan dated April 11, 1996.

     10.30 (a)   1996 Nonqualified Performance Stock Option Plan (Executive) of
                 AFC effective as of April 11, 1996.

     10.31 (a)   1996 Nonqualified Performance Stock Option Plan (General) of
                 AFC effective as of April 11, 1996.

     10.32 (a)   1996 Nonqualified Stock Option Plan of AFC effective as of
                 April 11, 1996.

     10.33 (a)   Form of Nonqualified Stock Option Agreement (General) between
                 AFC and stock option participants.

     10.34 (a)   Form of Nonqualified Stock Option Agreement (Executive) between
                 AFC and certain key executives.

     10.35 (a)   1996 Employee Stock Bonus Plan (Executive) of AFC effective as of April 11, 1996.

     10.36 (a)   1996 Employee Stock Bonus Plan (General) of AFC effective as of
                 April 11, 1996.

     10.37 (a)   Form of Stock Bonus Agreement (Executive) between AFC and
                 certain executive officers.

     10.38 (a)   Form of Stock Bonus Agreement (General) between AFC and certain key officers and employees.

     10.39 (a)   Form of Secured Promissory Note issued to certain members of management.

     10.40 (a)   Form of Stock Pledge Agreement between AFC and certain members of management.

     10.41 (a)   AFC 1994 Supplemental Benefit Plan for Executive Officers dated
                 May 9, 1994.

     10.42 (a)   AFC 1994 Supplemental Benefit Plan for Senior and Executive
                 Staff Officers dated April 19, 1994.

     10.43 (a)   AFC 1994 Supplemental Benefit Plan for Senior Officers/General
                 Managers dated May 9, 1994.

     10.44 (a)   AFC 1994 Supplemental Benefit Plan for Designated Officers
                 dated May 9, 1994.

     10.45 (a)   Settlement Agreement between Alvin C. Copeland, Diversified
                 Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and
                 AFC dated May 29, 1997.

     10.46 (a)   Sublease dated March 1, 1997 by and between AFC and Foresight
                 Software, Inc.

     10.47 (a)   Lease dated December 31, 1992 by and between Concourse VI
                 Associates and AFC.

     10.48 (a)   First Amendment to Lease Agreement dated January 1993 by and between AFC and Concourse VI Associates.

     10.49 (a)   Second Amendment to Lease Agreement dated June 24, 1993 by and between AFC and Concourse VI Associates.

     10.50 (a)   Third Amendment to Lease Agreement dated June 17, 1994 by and between AFC and Concourse VI Associates.

     10.51 (a)   Indemnification Agreement dated April 11, 1996 by and between
                 AFC and William M. Wardlaw.

     10.52 (a)   Indemnification Agreement dated April 11, 1996 by and between
                 AFC and Ronald P. Spogli.

     10.53 (a)   Indemnification Agreement dated April 11, 1996 by and between
                 AFC and John M. Roth.

     10.54 (a)   Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.

     10.55 (a)   Indemnification Agreement dated April 11, 1996 by and between
                 AFC and Dick R. Holbrook.

     10.56 (a)   Indemnification Agreement dated April 11, 1996 by and between
                 AFC and Todd W. Halloran.

     10.57 (a)   Indemnification Agreement dated April 11, 1996 by and between
                 AFC and Samuel N. Frankel.

     10.58 (a)   Indemnification Agreement dated April 11, 1996 by and between
                 AFC and Matt L. Figel.

     10.59 (a)   Indemnification Agreement dated July 2, 1996 by and between AFC and Paul H. Farrar.

     10.60 (a)   Indemnification Agreement dated July 2, 1997 by and between AFC and Mark J. Doran.

     10.61 (a)   Indemnification Agreement dated April 11, 1996 by and between
                 AFC and Frank J. Belatti.

     10.62 (b)   Credit Agreement dated August 12, 1997, between AFC and Banco
                 Popular ("Banco Popular") De Puerto Rico for Turnkey
                 Development program financing.

     10.63 (b)   Exhibit A (the Budget) of Credit Agreement dated August 12,
                 1997 between AFC and Banco Popular.

     10.64 (b)   Exhibit B (Form of Notes) of Credit Agreement dated August 12,
                 1997 between AFC and Banco Popular.

     10.65 (b)   Exhibit C (Form of Leasehold Mortgage) of Credit Agreement
                 dated August 12, 1997 between AFC and Banco Popular.

     10.66 (b)   Exhibit D (Form of Owned Property Mortgage) of Credit Agreement
                 dated August 12, 1997 between AFC and Banco Popular.

     10.67 (b)   Exhibit E (Form of Assignment of Contracts) of Credit Agreement
                 dated August 12, 1997 between AFC and Banco Popular.

     10.68 (b)   Exhibit F (Form of Environmental Indemnity Agreement) of Credit
                 Agreement dated August 12, 1997 between AFC and Banco Popular.

     10.69 (b)   Exhibit G (Form of Borrowing Certificate) of Credit Agreement
                 dated August 12, 1997 between AFC and Banco Popular.

     10.70 (b)   Exhibit H (Terms and Conditions of Standard Franchise Loans) of
                 Credit Agreement dated August 12, 1997 between AFC and Banco
                 Popular.

     10.71 (b)   Exhibit I (Terms and Conditions of Popular Plus Loans) of
                 Credit Agreement dated August 12, 1997 between AFC and Banco
                 Popular.

     10.72 (b)   Exhibit J (Description of Borrower's "Plus Program") of Credit
                 Agreement dated August 12, 1997 between AFC and Banco Popular.

     10.73 (b)   Exhibit K-1 (Franchise Loan Commitment) of Credit Agreement
                 dated August 12, 1997 between AFC and Banco Popular.

     10.74 (b)   Exhibit K-2 (Forms of Franchise Loan Documents) of Credit
                 Agreement dated August 12, 1997 between AFC and Banco Popular.

     10.75 (c)   Form of Chesapeake Bagel Development Agreement

     10.76 (c)   Form of Chesapeake Bagel Franchise Agreement

     10.77 (d)   Agreement and Plan of Merger among AFC Enterprises, Inc. and
                 Seattle Coffee Company, all of the Principal Shareholders of
                 Seattle Coffee Company (collectively "SCC") and AFC Acquisition
                 Corp (the "Merger Agreement").

     10.78 (d)   Exhibit A of Merger Agreement with SCC - Disclosure Statement

     10.79 (d)   Exhibit B of Merger Agreement with SCC - Stockholders Agreement

     10.80 (d)   First Amendment to Merger Agreement with SCC

     10.81 (e)   Agreement and Plan of Merger by and among Cinnabon
                 International, Inc., AFC Enterprises, Inc. and AFC Franchise
                 Acquisition Corp., effective August 13, 1998

     10.82 (f)   First Amendment to the Agreement and Plan of Merger by and
                 among Cinnabon International, Inc., AFC Enterprises, Inc. and
                 AFC Franchise Acquisition Corp. dated August 13, 1998
                 ("Cinnabon Merger Agreement")

     10.83 (f)   Second Amendment to the Cinnabon Merger Agreement

     10.84 (f)   Stockholder Agreement by and among AFC Franchise Acquisition
                 Corp. and other parties signatories dated as of August 13, 1998

     10.85 (h)   AFC Deferred Compensation Plan dated March 1, 1998.

     10.86 (h)   First Amendment to the AFC Deferred Compensation Plan dated
                 March 1, 1998

     21.1 (h)    Subsidiaries of AFC.

     23.2 (g)    Consent of Ernst and Young LLP.

     27.1 (h)    Financial Data Schedule

___________________
(a) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(b) Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 7, 1997 on October 21, 1997 and incorporated by reference herein.

(c) Filed as an exhibit to the Company's Form 10-K for the year ended December 28, 1998 on March 15, 1998 and incorporated by reference herein.

(d) Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 22, 1998 on May 6, 1998 and incorporated by reference herein.

(e) Filed as an exhibit to the Company's Current Report on Form 8-K dated August 13, 1998 and incorporated by reference herein.

(f) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 15, 1998 and incorporated by reference herein.

(g) Filed as an exhibit to the Company's Current Report on Form 8-K/A dated October 15, 1998 and incorporated by reference herein.

(h) Included in this filing.


(D) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K dated October 29, 1998 under
Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements and Exhibits, to report the Company's execution of a definitive agreement to acquire all of the common stock of Cinnabon International, Inc.

     The Company filed a Current Report on Form 8-K/A dated December 23, 1998 under Item 7, Financial Statements and Exhibits, to include Cinnabon International, Inc.'s (i) audited financial statements as of March 30, 1997 and March 29, 1998, (ii) unaudited financial statements for the six months ended September 27, 1998 and pro forma financial information.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AFC Enterprises, Inc.

                                              By: /s/   Frank J. Belatti
                                                  ----------------------
                                                      Frank J. Belatti
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                              Date:  March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                              Title                        Date
       ----------                              -----                        ----
     /s/  Frank J. Belatti           Chairman of the board and        March 29, 1999
     ------------------------
          Frank J. Belatti            Chief Executive Officer
                                   (Principal Executive Officer)

     /s/  Gerald J. Wilkins           Chief Financial Officer         March 29, 1999
     ------------------------
          Gerald J. Wilkins          (Principal Financial and
                                        Accounting Officer)

     /s/  Dick R. Holbrook          President, Chief Operating        March 29, 1999
     ------------------------
          Dick R. Holbrook             Officer and Director

     /s/  Samuel N. Frankel          Executive Vice President,        March 29, 1999
     ------------------------
          Samuel N. Frankel         Secretary, General Counsel
                                           and Director

     /s/  John M. Roth                       Director                 March 29, 1999
     ------------------------
          John M. Roth

     /s/  Mark J. Doran                      Director                 March 29, 1999
     ------------------------
          Mark J. Doran

     /s/  Paul Farrar                        Director                 March 29, 1999
     ------------------------
          Paul Farrar

     /s/  Matt L. Figel                      Director                 March 29, 1999
     -------------------------
          Matt L. Figel

     /s/  Peter Starrett                     Director                 March 29, 1999
     -------------------------
          Peter Starrett

     /s/  Kelvin J. Pennington               Director                 March 29, 1999
     -------------------------
          Kelvin J. Pennington

     /s/  Ronald P. Spogli                   Director                 March 29, 1999
     -------------------------
          Ronald P. Spogli

     /s/  William M. Wardlaw                 Director                 March 29, 1999
     -------------------------
          William M. Wardlaw

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of AFC Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of AFC Enterprises, Inc. (a Minnesota corporation) and subsidiaries (collectively referred to hereafter as "the Company") as of December 27, 1998, and December 28, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 27, 1998, December 28, 1997, and December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 1998, and December 28, 1997, and the results of its operations and its cash flows for the years ended December 27, 1998, December 28, 1997, and December 29, 1996, in conformity with generally accepted accounting principles.


                                                        /s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 12, 1999

                             AFC ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                 As of December 27, 1998 and December 28, 1997
                     ( In thousands, except share amounts)
--------------------------------------------------------------------------------
                                                             1998      1997
                                                           --------  --------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents..............................  $ 17,066  $ 32,964
  Accounts and current notes receivable, net of reserve..    16,728     8,305
  Income taxes refundable................................     3,327     2,477
  Inventories............................................    13,182     4,447
  Deferred income taxes..................................     4,577     3,366
  Prepaid expenses and other.............................     2,344     1,539
                                                           --------  --------
     Total current assets................................    57,224    53,098

LONG-TERM ASSETS:
  Notes receivable, net..................................     4,066     4,477
  Deferred income taxes..................................     4,416         -
  Property and equipment, net............................   263,141   207,807
  Other assets...........................................    19,498    17,049
  Trademarks, net........................................    82,913    95,504
  Goodwill, net..........................................   122,334     3,347
  Other intangible assets, net...........................     2,873     1,422
                                                           --------  --------
     Total long-term assets..............................   499,241   329,606
                                                           --------  --------

          Total assets...................................  $556,465  $382,704
                                                           ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable.......................................  $ 40,579  $ 22,123
  Bank overdrafts........................................     6,248     9,707
  Current portion of long-term debt......................     8,356     4,993
  Current portion of capital lease obligations...........     6,050     6,001
  Short-term borrowings..................................     7,000         -
  Accrued interest.......................................     2,863     2,765
  Accrued insurance expenses.............................     4,437     5,123
  Accrued employee compensation..........................     4,700     7,114
  Accrued employee benefit expenses......................     4,332     5,767
  Other accrued expenses.................................     6,715     3,154
                                                           --------  --------
     Total current liabilities...........................    91,280    66,747

LONG-TERM LIABILITIES:
  Long-term debt, net of current portion.................   262,744   220,150
  Capital lease obligations, net of current portion......     8,561    12,738
  Acquisition facility...................................    68,000         -
  Deferred income taxes..................................         -     2,702
  Other liabilities......................................    37,963    31,908
                                                           --------  --------
     Total long-term liabilities.........................   377,268   267,498
                                                           --------  --------

          Total liabilities..............................   468,548   334,245
                                                           --------  --------

  (Continued)

See accompanying notes to consolidated financial statements.

                             AFC ENTERPRISES, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 As of December 27, 1998 and December 28, 1997
                     ( In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                   1998       1997
                                                                 --------   --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock ($.01 par value; 50,000,000 shares authorized;
     39,232,329 and 34,448,604 shares issued and outstanding
     at period end, respectively)..............................       392        344
  Capital in excess of par value...............................   151,632    101,840
  Notes receivable - officers, including accrued interest......    (6,138)    (4,402)
  Accumulated deficit..........................................   (57,969)   (49,323)
                                                                 --------   --------

     Total shareholders' equity................................    87,917     48,459
                                                                 --------   --------

          Total liabilities and shareholders' equity...........  $556,465   $382,704
                                                                 ========   ========

See accompanying notes to consolidated financial statements.

                             AFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Years Ended December 27, 1998, December 28, 1997
                             and December 29, 1996
                                 (In thousands)
--------------------------------------------------------------------------------

                                                                     For                    For               For
                                                                 Year Ended             Year Ended        Year Ended
                                                                December 27,           December 28,      December 29,
                                                                    1998                   1997              1996
                                                                -------------          -------------     ------------
                                                                 (52 Weeks)             (52 Weeks)        (52 Weeks)
REVENUES:
 Restaurant sales.............................................  $    488,574           $    403,285      $    430,280
 Franchise revenues...........................................        66,606                 64,055            51,336
 Wholesale revenues...........................................        36,411                      -                 -
 Manufacturing revenues.......................................         7,561                  7,647             8,222
 Other revenues...............................................         9,939                  8,766             8,005
                                                                ------------           ------------      ------------
  Total revenues..............................................       609,091                483,753           497,843

COSTS AND EXPENSES:
 Restaurant cost of sales.....................................       155,627                131,374           142,199
 Restaurant operating expenses................................       246,448                197,324           211,275
 Wholesale cost of sales......................................        18,466                      -                 -
 Wholesale operating expenses.................................         8,313                      -                 -
 Manufacturing cost of sales..................................         5,802                  6,381             7,201
 General and administrative...................................        89,457                 79,541            76,071
 Depreciation and amortization................................        46,078                 33,803            30,904
 Impairment of Chesapeake intangible..........................         6,800                      -                 -
 Charges for restaurant closings..............................         9,183                    479             1,304
 Provision for software write-offs............................         5,000                      -                 -
 Gain on sale of fixed assets from AFDC transaction...........             -                 (5,319)                -
                                                                ------------           ------------      ------------
  Total costs and expenses....................................       591,174                443,583           468,954
                                                                ------------           ------------      ------------

INCOME FROM OPERATIONS........................................        17,917                 40,170            28,889

OTHER EXPENSES:
 Interest, net................................................        30,786                 20,645            15,875
                                                                ------------           ------------      ------------

NET INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS...........................................       (12,869)                19,525            13,014
 Income tax expense (benefit).................................        (4,223)                 8,525             5,163
                                                                ------------           ------------      ------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS...................        (8,646)                11,000             7,851
 Extraordinary loss on early retirement of debt, (net
  of income taxes of $2,673)..................................             -                      -            (4,456)
                                                                ------------           ------------      ------------

NET INCOME (LOSS).............................................        (8,646)                11,000             3,395

8% Preferred Stock dividends..................................             -                      -             1,316
10% Preferred Stock dividends payable in kind.................             -                  2,240             3,956
Accelerated accretion of 8% Preferred Stock
 Discount upon retirement.....................................             -                      -             8,719
Accretion of 8% Preferred Stock discount......................             -                      -               813
                                                                ------------           ------------      ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK................  $     (8,646)          $      8,760      $    (11,409)
                                                                ============           ============      ============

See accompanying notes to consolidated financial statements.

                             AFC ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            For the Years Ended December 27, 1998, December 28, 1997
                             and December 29, 1996
                                 (In thousands)

--------------------------------------------------------------------------------

                                                        For                  For                  For
                                                    Year Ended           Year Ended           Year Ended
                                                   December 27,         December 28,         December 29,
                                                       1998                 1997                 1996
                                                   ------------         ------------         ------------
Common stock:
 Balance at beginning of period..................      $    344             $    344             $    100
 Issuance of common stock........................            48                    -                  244
                                                       --------             --------             --------
 Balance at end of period........................      $    392             $    344             $    344
                                                       --------             --------             --------

Capital in excess of par value:
 Balance at beginning of period..................      $101,840             $ 99,482             $ 24,909
 Issuance of common stock, options and warrants..        48,720                    6               73,709
 Adjust stock issuance cost accrual to actual....             -                  135                    -
 Deferred compensation...........................         1,072                2,217                  864
                                                       --------             --------             --------
 Balance at end of period........................      $151,632             $101,840             $ 99,482
                                                       --------             --------             --------

Notes receivable - officers:
 Balance at beginning of period..................      $ (4,402)            $ (3,841)            $      -
 Notes receivable additions, net of discount.....        (1,345)                (202)              (3,593)
 Note receivable payments........................            12                   19                    -
 Interest receivable.............................          (307)                (284)                (194)
 Amortization of discount........................           (96)                 (94)                 (54)
                                                       --------             --------             --------
 Balance at end of period........................      $ (6,138)            $ (4,402)            $ (3,841)
                                                       --------             --------             --------

Accumulated deficit:
 Balance at beginning of period..................      $(49,323)            $(58,083)            $(46,674)
 Net income (loss)...............................        (8,646)              11,000                3,395
 Accretion of 8% Preferred Stock discount........             -                    -                 (813)
 Accelerated accretion of 8% Preferred Stock
  discount upon retirement.......................             -                    -               (8,719)
 10% and 8% Preferred Stock dividends............             -               (2,240)              (5,272)
                                                       --------             --------             --------
 Balance at end of period........................      $(57,969)            $(49,323)            $(58,083)
                                                       --------             --------             --------

Total shareholders' equity.......................      $ 87,917             $ 48,459             $ 37,902
                                                       ========             ========             ========

See accompanying notes to consolidated financial statements.

                             AFC ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 27, 1998, December 28, 1997
                             and December 29, 1996
                                (In thousands)

--------------------------------------------------------------------------------

                                                                 For            For            For
                                                             Year Ended     Year Ended     Year Ended
                                                            December 27,   December 28,   December 29,
                                                                1998           1997           1996
                                                            -------------  -------------  -------------
                                                             (52 Weeks)     (52 Weeks)     (52 Weeks)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income (loss)..........................................    $  (8,646)      $ 11,000       $  3,395
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization.............................       46,078         33,803         30,904
  Provision for credit losses...............................        1,063          1,214            816
  (Gain) loss on disposition and retirement of
     long-lived assets......................................          987         (2,652)         1,715
  Charges for restaurant closings...........................        9,183            479          1,304
  Impairment of Chesapeake intangible.......................        6,800              -              -
  Provision for software write-offs.........................        5,000              -              -
  Amortization of notes payable discount....................            -              -          7,729
  Amortization of debt issuance costs.......................        1,477            886              -
  Notes receivable - officers discount......................            -              -            876
  Amortization of notes receivable - officers
     discount...............................................          (96)           (94)           (54)
  Deferred compensation.....................................        1,072          2,217            864
  Deferred tax expense (benefit)............................       (7,628)         3,863            380

 Change in operating assets and liabilities:
  (Increase) decrease in accounts receivable................       (6,325)          (905)        (4,137)
  (Increase) decrease in inventories........................       (3,565)          (487)         2,154
  (Increase) decrease in prepaid expenses/other.............       (1,546)         4,076          1,694
  (Increase) decrease in other assets.......................       (6,681)            21           (856)
  Increase (decrease) in accounts payable...................       14,747          4,157          1,101
  Increase (decrease) in accrued expenses...................       (3,298)        (3,097)         2,469
  Increase (decrease) in other liabilities..................       (3,085)        (1,966)        (2,553)
                                                                ---------       --------       --------
     Total adjustments......................................       54,183         41,515         44,406
                                                                ---------       --------       --------
 Net cash provided by operating activities..................    $  45,537       $ 52,515       $ 47,801
                                                                ---------       --------       --------

 CASH FLOWS USED IN INVESTING ACTIVITIES:

 Proceeds from disposition of property held for sale........    $     479       $ 19,681       $  3,158
 Investment in property and equipment.......................      (38,135)       (42,136)       (33,951)
 Investment in Chesapeake intangible asset..................            -        (14,116)             -
 Investment in Pinetree intangible and fixed
  assets....................................................      (41,449)             -              -
 Investment in SCC intangible and fixed
  assets....................................................      (43,970)             -              -
 Investment in CII intangible and fixed assets..............      (67,484)             -              -
 Notes receivable additions.................................         (359)        (2,657)          (136)
 Payments received on notes.................................        2,631          3,446          1,541
                                                                ---------       --------       --------
 Net cash used in investing activities......................    $(188,287)      $(35,782)      $(29,388)
                                                                ---------       --------       --------

(Continued)

See accompanying footnotes to consolidated financial statements.

                             AFC ENTERPRISES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           For the Years Ended December 27, 1998, December 28, 1997
                             and December 29, 1996
                                (In thousands)

--------------------------------------------------------------------------------

                                                            For                 For                   For
                                                        Year Ended          Year Ended            Year Ended
                                                        December 27,        December 28,          December 29,
                                                            1998                1997                  1996
                                                        ------------        ------------          ------------
                                                         (52 Weeks)          (52 Weeks)             (52 Weeks)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Principal payments of long-term debt.................  $ (5,321)           $(128,365)            $(69,054)
 Proceeds from long-term debt.........................    50,000               50,000                    -
 Proceeds from subordinated notes.....................         -              175,000                    -
 Net borrowings under Acquisition line of credit......    68,000                    -                    -
 Net borrowings under Revolving line of credit........     7,000                    -                    -
 Increase (decrease) in bank overdrafts, net..........    (3,459)              (1,105)               2,729
 Principal payments for capital lease obligations.....    (7,421)             (25,182)              (3,904)
 Redemption of 10% preferred stock....................         -              (59,957)                   -
 Notes receivable additions to officers...............         -                 (202)              (4,469)
 Notes receivable officers-payments...................        12                   19                    -
 Notes receivable officers-accrued interest...........      (307)                (284)                (194)
 Issuance of common stock.............................    20,350                    6               70,205
 Stock issuance costs.................................    (1,016)                   -               (6,115)
 Debt issuance costs..................................      (986)             (10,675)                   -
 Preferred stock dividends paid.......................         -               (2,240)              (2,004)
                                                        --------            ---------             --------
 Net cash provided by (used in) financing activities..   126,852               (2,985)             (12,806)
                                                        --------            ---------             --------

Net increase (decrease) in cash and cash equivalents..   (15,898)              13,748                5,607
Cash and cash equivalents at beginning
  of the period.......................................    32,964               19,216               13,609
                                                        --------            ---------             --------
Cash and cash equivalents at end of the period........  $ 17,066            $  32,964             $ 19,216
                                                        ========            =========             ========

               SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION


Cash interest paid (net of capitalized amounts).......  $ 29,388            $  19,579             $ 13,763
Cash paid for income taxes............................     4,064                6,747                2,060

                  NONCASH INVESTING AND FINANCING ACTIVITIES


Capital lease and note payable additions..............  $ 3,899             $  20,485             $ 12,404
Issuance of Common Stock..............................   28,090                     -                    -
Notes receivable to officers (See Note 14)............    1,345                     -                    -
Retirement of 8% Preferred Stock (See Note 1).........        -                     -              (56,000)
Issuance of 10% Preferred Stock (See Note 1)..........        -                     -               56,000
Issuance of common stock to executives in connection
 with 1996 Executive Compensation Award...............        -                     -               10,000

See accompanying notes to consolidated financial statements.

                             AFC ENTERPRISES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Years Ended December 27, 1998, December 28, 1997
                             and December 29, 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of AFC Enterprises, Inc., a Minnesota corporation, and its wholly-owned subsidiaries, AFC Properties, Inc., a Georgia corporation, Seattle Coffee Company ("SCC"), a Washington corporation, and Cinnabon International, Inc. ("CII"), a Delaware corporation. All significant intercompany balances and transactions are eliminated in consolidation. The consolidated entity is referred to herein as "AFC" or "the Company".

     SCC is the parent company of two wholly-owned subsidiaries, Seattle's Best Coffee, Inc. and Torrefazione Italia, Inc., both of which are Washington corporations. CII is the parent company of one subsidiary, Cinnabon Inc., a Delaware corporation.

Nature of Operations

     AFC is primarily a multi-concept quick-service restaurant company. The Company operates and franchises quick-service restaurants under the primary trade names of Popeyes Chicken & Biscuits ("Popeyes"), Churchs Chicken ("Churchs") and Chesapeake Bagel Bakery ("Chesapeake"). In 1998, the Company added SCC, which operates and franchises cafes under the "Seattle's Best" and "Torrefazione Italia" brands (collectively "Seattle Coffee") and operates a wholesale coffee business. Also in 1998, the Company acquired CII, an operator and franchisor of retail cinnamon roll bakeries under the Cinnabon trade name ("Cinnabon"). The Company also operates a manufacturing plant that produces proprietary gas fryers and other custom-fabricated restaurant equipment for sale to distributors and franchisees. The following table outlines the number of restaurants operated by the Company and franchised by brand at the end of the indicated periods:

                                         December 27,  December 28,  December 29,
                                             1998          1997          1996
                                         ------------  ------------  ------------
     Popeyes:
       Domestic-Company-operated.......           171           119           120
       Domestic-Franchised.............           899           830           774
       International-Franchised........           222           182           127
                                                -----         -----         -----
         Total.........................         1,292         1,131         1,021
                                                =====         =====         =====

     Churchs:
       Domestic-Company-operated.......           491           480           622
       Domestic-Franchised.............           615           590           367
       International-Franchised........           293           286           268
                                                -----         -----         -----
         Total.........................         1,399         1,356         1,257
                                                =====         =====         =====

                                             December 27,  December 28,  December 29,
                                                 1998          1997          1996
                                                -----         -----         -----
     CII:
       Domestic-Company-operated.......           212             -             -
       Domestic-Franchised.............           140             -             -
       International-Franchised........            17             -             -
                                                -----         -----         -----
         Total.........................           369             -             -
                                                =====         =====         =====

     SCC:
       Domestic-Company-operated.......            57             -             -
       Domestic-Franchised.............            11             -             -
       International-Company-operated               2             -             -
       International-Franchised........             1             -             -
                                                -----         -----         -----
         Total.........................            71             -             -
                                                =====         =====         =====

     Chesapeake:
       Domestic-Company-operated.......             4             1             -
       Domestic-Franchised.............           103           154             -
       International-Franchised........             -             -             -
                                                -----         -----         -----
         Total.........................           107           155             -
                                                =====         =====         =====

     A substantial portion of the domestic Company-operated restaurants are located in the South and Southwest areas of the United States. With the exception of two Company-operated SCC cafes in Canada, the Company does not currently own or operate any restaurants outside of the United States. The Company's international franchisees operate primarily in Mexico, Canada, Puerto Rico and numerous countries in Asia.

     On March 18, 1998, the Company acquired all of SCC's common stock. As a result of this transaction, the Company acquired 59 Company-operated cafes and 10 franchised cafes under the Seattle's Best and Torrefazione Italia brands and a wholesale distribution business, including 13 offices and more than 5,000 accounts (See Note 17).

     On October 15, 1998, the Company acquired all of CII's's common stock. At acquisition, CII operated and franchised 363 retail cinnamon roll bakeries operating in 39 states, Canada and Mexico. At the date of the acquisition, 211 of the bakeries were Company-operated and located within the United States (See
Note 17).

Basis of Presentation

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates affect the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company has a 52/53-week fiscal year ending on the last Sunday in December. The 1998, 1997 and 1996 fiscal years all consisted of 52 weeks. Certain items in the prior period consolidated financial statements, and notes thereto, have been reclassified to conform with the current presentation.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in fiscal year 1999. It is management's belief that SOP 98-5 will not have a material effect on the Company's financial position or results of operations.

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

     In February 1998, Statement of Financial Accounting Standards No. 132, "Employer's Disclosure about Pensions and Other Post-Retirement Benefits" ("FAS 132") was issued. FAS 132 revises employer's disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997 and impacts the presentation of financial statement disclosures. The Company adopted FAS 132 in fiscal year 1998.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for financial statements for periods beginning after June 15, 1999. It is management's belief that FAS 133 will not have a material effect on the Company's financial position or results of operations when adopted.

Cash and Cash Equivalents

     The Company considers all money market investment instruments and certificates of deposit with maturities of three months or less to be cash equivalents for the purpose of preparing the accompanying consolidated statements of cash flows. At December 28, 1997 and December 29, 1996, cash equivalents included $23.2 million and $10.9 million, respectively, of domestic commercial paper. At December 27, 1998, there were no short-term marketable securities included in cash and cash equivalents.

     The Company does not believe it is exposed to any significant credit risk on money market investments with commercial banks, because its policy is to make such deposits only with highly rated institutions.

     Bank overdrafts represent checks issued on zero balance bank accounts which do not have a formal right of offset against the Company's other bank accounts. These amounts have not yet cleared the bank and are presented as a current liability in the accompanying consolidated financial statements.

Accounts Receivable

     Accounts receivable consists primarily of amounts due from franchisees related to royalties, rents and miscellaneous equipment sales and food service accounts related to wholesale coffee sales. The accounts receivable balances are stated net of reserves for doubtful accounts.

     A summary of changes in the allowance for doubtful accounts is as follows (in thousands):


                                     December 27,   December 28,   December 29,
                                         1998           1997           1996
                                     ------------   ------------   ------------

       Balance, beginning of period..      $4,040         $1,457        $ 2,078
       Provisions....................       1,185          2,423            816
       Recoveries....................          12            340          1,193
       Write-offs....................        (669)          (180)        (2,630)
                                           ------         ------        -------
       Balance, end of period........      $4,568         $4,040        $ 1,457
                                           ======         ======        =======

Notes Receivable

     Notes receivable consists primarily of notes from franchisees and third parties to finance acquisitions of certain restaurants from the Company and to finance certain past due royalties, rents, interest or other amounts due. The Company has also provided financial support to certain franchisees in converting their restaurants to the Popeyes concept. The current portion of notes receivable of $0.9 million and $0.8 million as of December 27, 1998 and December 28, 1997, respectively, are included in current accounts and notes receivable. The notes receivable balances are stated net of allowances for uncollectibility. The negative provision of $0.1 million and $1.2 million in 1998 and 1997, respectively, relate to several fully reserved notes that were subsequently determined to be collectible.

     A summary of changes in the allowance for uncollectible notes is as follows (in thousands):

                                      December 27,  December 28,  December 29,
                                          1998          1997          1996
                                      ------------  ------------  ------------

       Balance, beginning of period..        $ 584       $ 1,871       $ 3,371
       Provisions....................         (122)       (1,209)            -
       Recoveries....................           22           232            20
       Write-offs....................          (54)         (310)       (1,520)
                                             -----       -------       -------
       Balance, end of period........        $ 430       $   584       $ 1,871
                                             =====       =======       =======

Inventories

     Inventories, consisting primarily of food and beverage items, packaging materials, and restaurant equipment, are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property and Equipment

     Property and equipment is stated at cost, including capitalized interest and overhead incurred throughout the construction period for certain assets. The Company calculates an interest rate factor based on the Company's long-term debt and applies this factor to its construction work in progress balance each accounting period to arrive at capitalized interest expense. Capitalized overhead costs include personnel expenses related to employees directly involved in the Company's development projects such as new restaurant projects, remodeling/re-imaging initiatives and other projects of this nature. Provisions for depreciation and amortization are made principally on the straight-line method over the estimated useful lives of the assets or, in the case of leases, the term of the applicable lease, if shorter. The ranges of estimated useful lives used in computing depreciation and amortization are as follows:

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

Intangible Assets

     Intangible assets consist primarily of franchise value and trademarks and goodwill. These assets are being amortized on a straight-line basis. The estimated useful lives used in computing amortization are as follows:

          Asset Classification              Number of Years
          --------------------              ---------------
          Franchise value and trademarks..      20-35
          Goodwill........................      20-40
          Other...........................      10-20

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

     The Company periodically reviews the realizability of its long-lived assets
as set forth in   Statement of Financial Accounting Standards No. 121 ("FAS
121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". It is the Company's policy to evaluate (i) operating restaurant properties on a market basis, (ii) other assets, such as assets held for sale and income producing assets, on an individual property basis and, (iii) intangible assets based on the cash flows from the underlying operations which generated the intangible asset. The identifiable cash flows of long-lived assets and their carrying values are compared to estimates of the recoverability of the asset values.

     In 1998, the Company recorded a $6.8 million write-down of its Chesapeake intangible asset under FAS 121 accounting. The write-down was based on an analysis of future cash flows expected to be generated from Chesapeake's operations. The Company did not incur FAS 121 write-downs in 1997 or 1996.

     In 1998, the Company closed fourteen Popeyes Company-operated restaurants that were acquired in 1998 in connection with the acquisition of Pinetree Foods, Inc. (See Note 17). The total charges resulting from the closures were approximately $8.5 million and included the write-off of the related restaurant assets, related goodwill allocated to these restaurants and a provision for the remaining minimum lease payments due under the respective restaurant operating leases. The $8.5 million charge is included in "charges for restaurant closings" in the accompanying consolidated statements of operations.

     During the past four years, the Company has been in the process of replacing its restaurant accounting and control systems. This project includes the installation of new point-of-sale hardware and software systems, the installation of work stations in each Company-operated restaurant and the implementation of a "back office" automation system. The Company anticipates that upon the implementation of all these systems it will have customized restaurant systems that will provide better food cost controls, better labor controls and labor scheduling, better marketing information, more timely restaurant operating results and more efficient accounting processes. The Company estimated that the total cost of these systems would be approximately $36.5 million. While a large portion of the total project has been completed, certain elements of the restaurant accounting and control systems have not been implemented because of delays caused by technological problems related to the "back office" automation system. The Company recently engaged a third party technology expert to evaluate these technological problems. The technology expert concluded that certain elements of the software being developed were not stable in the AFC information technology environment. The technology expert recommended that the Company investigate alternatives, including purchasing other commercially available "back-office" software. Management is in the process of performing its own review of these systems, but believes that it is probable that certain of the "back office" software development costs will be deemed to have little or no value. Therefore, management reduced the carrying value of its software development costs by $5.0 million at December 27, 1998.

Stock-Based Employee Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. FAS 123 gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under APB No. 25. If APB No. 25 is used by an entity, FAS 123 requires supplemental disclosure to show the effects of using FAS 123 for stock option issuances effective after December 15, 1994. The Company continues to account for stock options under APB No. 25. Had compensation expense for all of the Company's stock option plans been determined consistent with FAS 123, the Company's net income (loss) would have been reduced or increased to the following pro forma amounts (in thousands):


                                For           For           For
                            Year Ended     Year Ended    Year Ended
                           December 27,   December 28,  December 29,
                               1998           1997          1996
                           ------------   ------------  ------------

     Net income (loss):
       As reported.......    $ (8,646)       $11,000        $3,395
       Pro forma.........     (10,247)        11,528         3,310

     Because the fair value method of accounting has not been applied to options issued prior to December 15, 1994, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

     The fair value of each option is estimated on the date of grant using the "minimum value" method with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: risk-free interest rate of approximately 5.0%; expected lives of approximately 12 years, 10 years and 7 years for the 1992 Stock Option Plan, the 1996 Performance-based Stock Option Plan and the 1996 Stock Option Plan, respectively (See Note 12).

Segment Disclosures

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers (See Note 16).

Revenues from Franchising

     The Company generates revenues from franchising through the following agreements with its franchisees:

     FRANCHISE AGREEMENTS. In general, the Company's franchise agreements provide for the payment of a franchise fee for each opened franchised restaurant. The franchise agreements also generally require the franchisees to pay a royalty ranging from 3% to 5% of sales to the Company and an advertising fund contribution ranging from 1% to 4% of sales. Certain franchise agreements provide for lower royalties and advertising fund contributions.

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

     INTERNATIONAL DEVELOPMENT AGREEMENTS. International development agreements are similar to domestic development agreements but pertain to franchised restaurants in jurisdictions outside of the United States. In that regard, these agreements include provisions to address the international aspects of the franchise agreement (foreign currency exchange, taxation, dispute resolution, etc.). Prior to December 27, 1998, these agreements generally included a territorial fee related to establishing a franchise in a new country. International development agreement payments and related territorial fees are normally received when the agreement is executed and are nonrefundable.

     Franchise fees, domestic development fees and international development fees are recorded as deferred revenues when received and are recognized as revenue when the restaurants covered by the fees are opened and/or all material services or conditions relating to the fees have been substantially performed or satisfied by the Company. Royalties are recorded as revenues by the Company when the restaurant sales by the franchisee occurs.

Wholesale Revenues

     Wholesale revenues are generated from the Company's coffee wholesaling operations, which it acquired in 1998 through its acquisition of SCC. Revenues consist of coffee sales to food service retailers, supermarkets and to its own coffee cafes.

Manufacturing Revenues

     The Company's manufacturing revenues consist primarily of sales of proprietary gas fryers and other custom-fabricated restaurant equipment from its manufacturing business to distributors and franchisees.

Other Revenues

     The Company's other revenues consist of net rental income from properties owned and leased by the Company which are leased or subleased to franchisees and third parties and interest income earned on notes receivable from franchisees and other parties.

Insurance Programs

     The Company maintains insurance plans for general and auto liability insurance, employee medical insurance and workers' compensation insurance, except for workers' compensation liabilities in the state of Texas, where the Company is self-insured against such liabilities. All of the Company's insurance programs, including its self-insured liabilities, have provisions, which limit the Company's exposure on a per-incident basis. In October 1998, the Company converted its insurance coverages for general and auto liability insurance and workers' compensation insurance, excluding workers' compensation in the State of Texas, to a "guaranteed cost" insurance arrangement. Prior to October 1998, the Company was liable for claims on a per-incident basis ranging between $0.2 million to $0.5 million, at which time the Company's stop loss insurance coverage would cover the excess amount of each claim. Under the "guaranteed cost" insurance coverage, the Company pays an annual premium and is covered up to the first $1.0 million per claim. The Company has umbrella coverage in cases where a claim may exceed $1.0 million.

     In the State of Washington, the Company participates in the state-sponsored workers' compensation insurance program, which requires the Company to pay annual premiums into an insurance pool administered by the state.

     The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. The portion of the reserves for the amount of claims expected to be settled during the succeeding year are included in accrued expenses in the accompanying consolidated balance sheets, and the balance of the reserves are included in other liabilities. The Company's insurance reserves are partially collateralized by letters of credit and/or cash deposits.

International Operations

     As of December 27, 1998, the Company franchised 533 restaurants to franchisees in 24 foreign countries and plans to expand its foreign franchising program significantly in the future. The Company currently operates two SCC cafes and a sales office that are located in Canada. The Company does not own any other property, operate any other restaurants or have equity ownership in any other companies that are located in foreign countries. Included in the Company's revenues are foreign franchise royalties and other fees that are based, in part, on sales generated by its foreign franchised restaurants, including a significant number of franchised restaurants in Asia. Therefore, the Company is exposed, to a limited degree, to changes in international economic conditions and currency fluctuations. The Company has not historically and did not at the end of 1998 maintain any hedges against foreign currency fluctuations. Losses recorded by the Company during the past three years related to foreign currency fluctuations have not been material to the Company's results of operations. For fiscal years 1998, 1997 and 1996, royalties and other revenues from foreign franchisees represented 1.9%, 2.4% and 2.4%, respectively, of the Company's total revenues.

Equity Investment

     On April 11, 1996, a private investor group (the "Investor Group") and the Company executed a stock purchase agreement in which the Investor Group purchased approximately 21.1 million shares of AFC common stock for a purchase price of $70.0. As a result of this purchase, the Investor Group became the majority common shareholder of AFC with 58.33 percent of the Company's common stock on a fully diluted basis at the date of the transaction.

     With the proceeds from the sale of common stock, the Company retired approximately $64.0 million of its term debt and paid transaction fees in the amount of approximately $6.0 million. The remaining term debt was refinanced into a new term loan and the Company's 8% Preferred Stock was exchanged for new 10% Preferred Stock. The new 10% Preferred Stock was subsequently repaid pursuant to a debt offering completed in May 1997. In connection with the refinancing of the Company's term debt, the Company wrote-off approximately $7.0 million in unamortized debt issuance costs related to the retired debt.

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

     Current assets and current liabilities: The carrying value approximates fair value due to the short-term maturity of these items.

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

     The carrying amount and fair value of the Company's 10.25% Senior Subordinated Notes at December 27, 1998 and December 28, 1997 are as follows (in thousands):

                                                     1998                   1997
                                             ------------------     -------------------
                                             Carrying    Fair       Carrying     Fair
                                              Value      Value        Value      Value
                                             --------  --------     --------   --------
       10.25% Senior
            Subordinated Notes               $175,000  $182,000     $175,000   $184,625

    3.  INVENTORIES

          The major components of inventory are as follows (in thousands):

                                                                                  December 27,      December 28,
                                                                                       1998               1997
                                                                                  -----------       -----------
       Food and beverage items, preparation
          and packaging materials...........................................       $ 10,269           $  2,390
       Restaurant equipment.................................................          2,913              2,057
                                                                                  -----------       -----------
                                                                                   $ 13,182           $  4,447
                                                                                  ===========       ===========

4.  PROPERTY AND EQUIPMENT

     The major components of property and equipment are as follows (in thousands):

                                             December 27,  December 28,
                                                 1998          1997
                                             ------------  ------------
       Owned properties:
          Land.............................    $ 43,289      $ 40,491
          Buildings........................      71,827        65,423
          Equipment........................     146,507       113,715
          Leasehold improvements...........      80,045        42,260
          Construction work in process.....       8,008         5,336
          Properties held for sale.........       3,683         2,960

       Capital leases:
          Buildings........................       3,811         3,863
          Equipment........................      21,818        21,514
                                             ------------  ------------
                                                378,988       295,562
       Less: accumulated depreciation and
         amortization......................     115,847        87,755
                                             ------------  ------------
                                               $263,141      $207,807
                                             ============  ============

     Depreciation and amortization expense related to property and equipment, including property and equipment held under capital leases, was approximately $35.2 million, $27.2 million and $25.0 million for the years ended December 27, 1998, December 28, 1997 and December 29, 1996, respectively.

     Properties held for sale consists of land, buildings and equipment currently not in use by the Company. These assets include both restaurant and corporate assets.


5.  OTHER ASSETS

     Other assets consist of the following (in thousands):

                                        December 27,  December 28,
                                            1998          1997
                                        ------------  ------------

       Deposits.......................    $ 2,297       $ 1,860
       Information technology costs...      4,888         3,007
       Debt issuance costs, net.......      9,298         9,789
       Real estate development costs..      1,602         1,447
       Other..........................      1,413           946
                                        ------------  ------------
                                          $19,498       $17,049
                                        ============  ============

6.  INTANGIBLE ASSETS

          Intangible assets consist of the following (in thousands):

                                           December 27,  December 28,
                                               1998          1997
                                           ------------  ------------

       Franchise value and trademarks....    $117,278      $124,116
       Goodwill..........................     126,043         4,765
       Other.............................       7,088         2,771
                                           ------------  ------------
                                              250,409       131,652
       Less:   accumulated amortization..      42,289        31,379
                                           ------------  ------------
                                             $208,120      $100,273
                                           ============  ============

     Amortization expense for the years ended December 27, 1998, December 28, 1997 and December 29, 1996, was approximately $10.9 million, $6.6 million and $5.9 million, respectively.

7.  OTHER LIABILITIES

          A summary of other liabilities is as follows (in thousands):

                                       December 27,  December 28,
                                           1998          1997
                                       ------------  ------------
       Insurance reserves............    $ 8,598       $11,015
       Deferred franchise revenues...      6,472         5,863
       Litigation and environmental..      6,314         7,393
       Other.........................     16,579         7,637
                                       ------------  ------------
                                         $37,963       $31,908
                                       ============  ============

     The majority of liabilities comprising "other liabilities" are not subject to a fixed cash payment schedule but are primarily payable upon the occurrence of specific events, which are not estimable as of December 27, 1998.

8.  LONG-TERM DEBT

     In May 1997, the Company completed a debt offering of $175.0 million of Senior Subordinated Notes (the "Notes") under Rule 144A of the Securities Act of 1933, as amended (the "Rule 144A Offering"). In connection with the Rule 144A Offering, the Company also entered into a new $175.0 million Senior Secured Credit Facility (the "1997 Credit Facility") whereby the Company was provided with a $50.0 million term loan (the "Term Loan A"), a $25.0 million revolving credit facility ("Revolving Facility") and a $100.0 million facility to be used for future acquisitions ("Acquisition Facility"). The 1997 Term Loan and the Notes were funded at closing, providing $225.0 million, which was used to repay long-term debt balances under the Company's existing credit facility, repay and retire the 10% Preferred Stock, repay certain capital lease obligations, pay fees and expenses associated with the above described transactions and provide working capital.

     In October 1998, the Company amended and restated the 1997 Credit Facility to include a $50.0 million term loan (the "Term Loan B") which was primarily used to fund the acquisition of CII (See Note 17).

     A summary of the Company's long-term debt is as follows (in thousands):

                                           December 27,  December 28,
                                               1998          1997
                                           ------------  ------------
       Term Loans:
          Term Loan A....................    $ 44,250      $ 49,000
          Term Loan B....................      50,000             -
       10.25% Senior Subordinated Notes..     175,000       175,000
       Other notes.......................       1,850         1,143
                                             --------      --------
                                              271,100       225,143
            Less: current maturities.....       8,356         4,993
                                             --------      --------
                                             $262,744      $220,150
                                             ========      ========

     The following is a schedule of the aggregate maturities of long-term debt as of December 27, 1998, for each of the succeeding five years and thereafter (in thousands):

     YEAR                              AMOUNT
     ----                             --------

     1999.........................    $  8,356
     2000.........................      13,223
     2001.........................       8,476
     2002.........................      21,665
     2003.........................      15,000
     Thereafter...................     204,380
                                      --------
                                      $271,100
                                      ========

     The Company's Term Loans A and B and certain letter of credit facilities described below were provided by various financial institutions, some of which hold a minority interest in the Company.

1997 CREDIT FACILITY (AS AMENDED AND RESTATED AS OF OCTOBER 15, 1998)

     The Term Loan A, the Term Loan B, the Acquisition Facility and the Revolving Facility (collectively "the 1997 Credit Facility") bear interest, at the Company's election, at either (i) a defined base rate plus 1.25% per annum (1.75% for Term Loan B) or (ii) LIBOR plus 2.25% per annum (2.75% for Term Loan
B), subject to reduction based on the achievement of certain leverage ratio levels. At December 27, 1998, the interest rates ranged from 7.4% to 8.0%. The Company is obligated to pay commitment fees of 0.5% per annum (subject to reduction based on the achievement of certain leverage ratio levels) on the unused portions of the Acquisition Facility and the Revolving Facility from time to time, as well as a customary annual agent's fee. Fees relating to the issuance of letters of credit under the Revolving Facility will include a fee equal to the then applicable margin over LIBOR plus a fronting fee of 0.25% per annum (payable to the issuing institution) based on the face amount of letters of credit, plus standard issuance and administrative charges.

     In addition to the scheduled amortization, the Company is required to make prepayments under certain conditions, including without limitation, upon certain asset sales or issuance of debt or equity securities. The Company is also required to make annual prepayments in an amount equal to a percentage of excess cash flow (as defined in the 1997 Credit Facility) beginning with fiscal year 1998. During the fiscal year ended December 27, 1998, there were no prepayments required of the Company under the agreement.

Term Loans

     Term Loan A principal is payable in quarterly installments ranging from $1.0 to $7.5 million beginning September 1997 and maturing in June 2002. Interest is paid in one, two, three or six month periods as defined in the 1997 Credit Facility.

     Term Loan B principal is payable in quarterly installments as follows: $0.1 million from December 31, 1998 to June 30, 2002; $3.8 million from September 30, 2002 to March 31, 2004; and a balloon payment of $21.9 million at maturity on June 30, 2004. Interest is paid in one, two, three or six month periods as defined in the 1997 Credit Facility.

Acquisition Facility

     The Company may borrow under the Acquisition Facility at anytime during the period from the closing date of May 21, 1997 through the third anniversary of the closing date. Amounts outstanding under the Acquisition Facility on the third anniversary of the closing will be converted to a term loan. The Company will be required to make scheduled annual amortization payments on the term loan portion of the Acquisition Facility. At December 27, 1998, there was an outstanding balance of $68.0 million, which if converted to a term loan would result in the following principal payment amortization by fiscal year: $6.8 million in 2000; $13.6 million in 2001; and $47.6 million in 2002.

Revolving Facility

     Under the terms of the Revolving Facility, the Company may borrow and obtain letters of credit up to an aggregate of $25.0 million. At December 27, 1998, there was $7.0 million in outstanding borrowings and $6.8 million of outstanding letters of credit leaving unused revolving credit available for short-term borrowings and letters of credit of $11.2 million.

Other Terms

     The 1997 Credit Facility is secured by a first priority security interest in substantially all of the Company's assets (subject to certain exceptions). Any future material subsidiaries of the Company will be required to guarantee the 1997 Credit Facility and the Company will be required to pledge the stock of such subsidiaries to secure the facility.

     The 1997 Credit Facility contains certain financial covenants, including, but not limited to, covenants related to minimum fixed charge coverage, minimum cash interest coverage and maximum leverage. In addition, the 1997 Credit Facility contains other affirmative and negative covenants relating to, among other things, limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions and payments on subordinated debt), mergers and acquisitions, sales of assets, leases, transactions with affiliates and investments in the Company's deferred compensation plan. The amendment made to the 1997 Credit Facility in October 15, 1998 included the addition of a Year 2000 covenant that requires that the Company be Year 2000 compliant. The 1997 Credit Facility contains customary events of default, including certain changes of control of the Company. At December 27, 1998, the Company was in compliance with all covenants.

10.25% SENIOR SUBORDINATED NOTES

     In August 1997, the Notes issued pursuant to the Rule 144A Offering were exchanged for $175.0 million of publicly registered 10.25% Senior Subordinated Notes (the "Senior Notes"). The Senior Notes contain substantially the same provisions as the Notes. The Senior Notes bear interest at 10.25% per annum and interest will be due and payable on May 15 and November 15 of each year, commencing on November 15, 1997. The Senior Notes mature on May 15, 2007 and will not be redeemable prior to May 15, 2002. On or after such date, the Senior Notes will be subject to redemption, at the option of the Company, in whole or in part, at any time before maturity. The Senior Notes are redeemable at prices set forth in the agreement, plus accrued and unpaid interest to the date of redemption.

     The Senior Notes are unsecured and rank subordinate in right of payment to all existing and future Senior Indebtedness, as defined, of the Company including all indebtedness under the 1997 Credit Facility and the Company's capital lease obligations.

     The Senior Notes restrict, among other things, the ability of the Company and its wholly-owned subsidiaries a) to incur additional indebtedness and subsidiary preferred stock, b) to sell assets and to use the proceeds from asset sales, c) to engage in certain transactions with affiliates, d) to pay dividends, make certain investments and make other restricted payments, as defined, and e) to maintain a certain interest coverage financial ratio. At December 27, 1998, the Company was in compliance with all covenants.

DEBT ISSUANCE COSTS

     In connection with the 1997 Credit Facility and the Notes, the Company incurred approximately $10.7 million in debt issuance costs, which were capitalized. These costs are being amortized into interest expense over a period of 5 to 10 years. Amortization is calculated using the straight-line method and the unamortized balance is included in other assets in the accompanying consolidated balance sheets. During 1998 and 1997, the Company amortized as interest expense approximately $1.4 million and $0.8 million, respectively.

     As a result of amending and restating the 1997 Credit Facility in October 1998, the Company incurred approximately $0.9 million in debt issuance costs, which were capitalized. These costs are being amortized into interest expense over a period of six years. Amortization is calculated using the straight-line method, and the unamortized balance is included in other assets in the accompanying consolidated balance sheets.

9.  LEASES

     The Company maintains leases covering restaurant land and building properties, computer software, hardware and other equipment which expire on various dates through 2016 and generally require additional payments for property taxes, insurance and maintenance. Certain leases provide for rentals based upon a percentage of sales by Company-operated restaurants in addition to the minimum annual rental payments. Future minimum payments under capital and non-cancelable operating leases, as of December 27, 1998 are as follows (in thousands):

                                                        Capital  Operating
                                                        Leases    Leases
                                                        -------  ---------

1999.............................................       $ 7,112   $ 30,632
2000.............................................         5,018     28,584
2001.............................................         2,331     27,117
2002.............................................           520     25,291
2003.............................................           304     21,316
Thereafter.......................................         3,319     66,419
                                                        -------   --------
     Future minimum lease payments...............        18,604   $199,359
                                                                  ========
     Less: amounts representing interest.........         3,993
                                                        -------
     Total obligations under capital leases......        14,611
     Less: current portion.......................         6,050
                                                        -------
     Long-term obligations under capital leases..       $ 8,561
                                                        =======

     On August 29, 1997, the Company repaid certain capital lease obligations totaling $16.7 million. The Company used a portion of the proceeds from the refinancing transaction that took place during the second quarter of 1997 to repay these capital lease obligations (See Note 8).

     Rent expense for operating leases for the fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996, amounted to $20.5 million, $11.0 million and $9.9 million, respectively, including percentage rents of $1.3 million, $0.7 million and $0.7 million, respectively.

     As of December 27, 1998, the Company leases Company-owned restaurant properties with an aggregate book value of $15.8 million to certain franchisees and others. The Company also leases from third parties and sub-leases these properties to franchisees and others. Rental income from these leases was approximately $7.9 million, $7.5 million and $6.4 million for the fiscal years ended in 1998, 1997 and 1996, respectively, and was primarily based upon a percentage of restaurant sales. The lease terms under these agreements expire on various dates through 2027. Future minimum rentals receivable under these non-cancelable lease and sub-lease arrangements as of December 27, 1998 are as follows (in thousands):

                                         Rental
                                         Income
                                         -------

          1999.........................  $ 7,304
          2000.........................    7,077
          2001.........................    6,837
          2002.........................    6,104
          2003.........................    5,375
          Thereafter...................   38,553
                                         -------
               Future minimum rentals..  $71,250
                                         =======

     10. INCOME TAXES

          The components of income tax expense (benefit) included in the statements of operations are as follows (in thousands):


                                                     For            For           For
                                                 Year Ended     Year Ended     Year Ended
                                                December 27,   December 28,   December 29,
                                                    1998           1997           1996
                                                -------------  -------------  ------------

     Current income tax expense consists of:
       Federal................................       $  1,094       $  1,557      $    363
       Foreign................................          1,543          1,804         1,705
       State..................................            768          1,301            42
                                                      -------         ------        ------
            Total.............................          3,405          4,662         2,110
                                                      -------         ------        ------

     Deferred income tax expense (benefit)
     consists of:
       Federal................................         (6,801)         4,338           152
       State..................................           (827)          (475)          228
                                                      -------         ------        ------
            Total.............................         (7,628)         3,863           380
                                                      -------         ------        ------

              Income tax expense (benefit)....        $(4,223)        $8,525        $2,490
                                                      =======         ======        ======

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

          A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                    For             For            For
                                                Year Ended     Year Ended     Year Ended
                                                December 27,   December 28,   December 29,
                                                    1998           1997           1996
                                               --------------  -------------  -------------

       Statutory Federal income tax expense
            (benefit) rate...................         (35.0%)          35.0%          34.0%
       Non-deductible items including
            goodwill amortization............           5.3             2.0            1.6
       State taxes, net of federal benefit...          (2.1)            4.2            4.6
       Other items, net......................          (1.0)            2.4            2.1
                                                     ------            ----           ----
            Effective income tax expense
               (benefit) rate................         (32.8%)          43.6%          42.3%
                                                     ======            ====           ====

          Significant components of the Company's net deferred tax asset and net deferred tax liability were as follows (in thousands):

                                                   December 27,   December 28,
                                                       1998           1997
                                                   -------------  -------------

     Current deferred tax asset (liability):
       Payroll accruals..........................      $    919       $    683
       Allowance for doubtful accounts...........         1,903          1,734
       Other accruals............................         1,755            949
                                                       --------       --------
          Total current deferred tax asset.......         4,577          3,366
                                                       --------       --------

     Noncurrent deferred tax asset (liability):
       Franchise value and trademarks............      $(23,939)      $(31,662)
       Property, plant and equipment.............         4,476          4,167
       Net operating loss carryforwards..........         7,633          3,352
       General business and AMT credit
          carryforwards..........................         4,836          3,424
       Foreign tax credit carryforwards..........         3,732          4,924
       Deferred compensation.....................         3,165          2,665
       Insurance accruals........................         5,684          6,944
       Litigation/environmental accruals.........         2,739          2,774
       Deferred franchise fee revenue............         2,427          2,679
       Other items, net..........................          (177)        (1,969)
                                                       --------       --------
                                                         10,576         (2,702)
       Valuation allowance.......................        (6,160)             -
                                                       --------       --------
          Total noncurrent deferred tax asset
              (liability)........................         4,416         (2,702)
                                                       --------       --------

          Net deferred tax asset.................      $  8,993       $    664
                                                       ========       ========

          Certain prior period balances above have been reclassified to conform to the current presentation to adjust estimates to actual per the 1997 tax return.

          As of December 27, 1998, the Company had U.S. Net Operating Losses ("NOLs") and tax credit carryforwards in the amounts of $17.5 million and $8.6 million, respectively. Certain acquired NOLs and tax credit carryforwards are subject to limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Management has determined that it is more likely than not that the deferred tax assets attributable to these acquired NOLS and tax credit carryforwards will not be realized and as such has established a valuation allowance of $6.2 million for the fiscal year ended December 27, 1998. Based on management's assessment, it is more likely than not that the remaining net deferred tax assets will be realized through future reversals of existing temporary differences and future taxable income.

     11. COMMON STOCK

          In October 1998, the Company issued 2,795,703 shares of AFC common stock to existing shareholders and option holders at $7.75 per share. The Company received approximately $20.3 million in cash and approximately $1.3 million in notes receivable from certain officers of the Company. The cash proceeds from the stock offering were used to fund a portion of the purchase price to acquire CII (See Note 17).

     12. STOCK OPTION PLANS

     The 1992 Stock Option Plan

          The 1992 Stock Option Plan is a nonqualified stock option plan authorizing the issuance of options to purchase approximately 1.8 million shares of the Company's common stock. The options currently granted and outstanding allow certain officers of the Company to purchase approximately
     1.8 million shares of common stock at $0.08 per share and are exercisable at various dates beginning January 1, 1994. If not exercised, the options expire 15 years after the date of issuance. The options issued in 1992 under the 1992 Stock Option Plan were issued with option exercise prices below market value of the Company's common stock. In prior years, compensation expense of approximately $2.4 million related to certain options was being amortized over their respective vesting periods of 25.0% per year. For the years ended December 27, 1998 and December 28, 1997, the Company did not recognize any compensation expense related to these options. In 1996, the Company recognized an immaterial amount of compensation expense related to certain of these options. As of December 27, 1998, 1,560,563 options were exercisable.

          Pursuant to certain anti-dilution provisions, in April 1996 the 1992 Stock Option Plan was amended whereby the option price was reduced from $0.10 per share to $0.08 per share. In connection with the price reduction per share, approximately 0.4 million additional options were issued to the officers currently holding options under this plan. The Company did not recognize compensation expense with respect to the reduction of the option price and the issuance of the 0.4 million options.

The 1996 Performance-Based Stock Option Plan

     In April 1996, the Company executed the Nonqualified Performance Stock Option Plan ("1996 Performance-Based Stock Option Plan"). This plan currently authorizes the issuance of approximately 2.7 million options to purchase one share each of AFC's common stock at prices ranging from $3.317 to $7.50 per share. At December 27, 1998, the weighted-average exercise price was $4.94 per share. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 2.7 million shares of common stock. Vesting, as defined in the stock option agreement, is based upon the Company achieving annual levels of earnings before interest, taxes, depreciation and amortization, as defined in the stock option agreement, over fiscal year periods beginning with fiscal year 1996 and ending with fiscal year 2000. If not exercised, the options expire ten years from the date of issuance. At December 27, 1998, the weighted-average contractual life of these options was 8.5 years. Under this plan, compensation expense is determined and recorded when employees vest in their respective options. During the fiscal year ended December 27, 1998, December 28, 1997 and December 29, 1996, the Company recorded approximately $1.1 million, $2.2 million and $0.8 million, respectively, in compensation expense related to the options, which vested in 1998, 1997 and 1996 under this plan. As of December 27, 1998, 2,198,188 options were exercisable.

     In 1998, the Board of Directors approved the cancellation of 932,698 unvested options under this plan held by the Company's top three executives. The cancelled options had exercise prices that ranged from $3.32 per share to $7.50 per share. In connection with the cancellation, the Board granted to these three individuals 932,698 options with an exercise price of $7.75 per share, which was the fair value of the Company's common stock at the date of grant. In addition, the executives became fully vested in these options upon the grant date. The Company did not recognize compensation expense regarding the subsequent grant of the 932,698 options since they were issued at an exercise price that equaled the fair value of the Company's common stock at the date of grant.

The 1996 Stock Option Plan

     In April 1996, the Company executed the Nonqualified Stock Option Plan ("1996 Stock Option Plan"). This plan authorizes the issuance of approximately
1.8 million options. The Company granted approximately 0.3 million options in 1996 at $3.317 per share whereby the compensation expense associated with this grant was immaterial. In 1997, the Company granted approximately 0.3 million options at $4.95 per share, which was the market value of the Company's common stock at the date of grant. In 1998, the Company granted 0.4 million options at $7.50 per share which approximated the market value of the Company's common stock at the date of grant. At December 27, 1998, the weighted-average price per share was $5.42. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 1.0 million shares of common stock, which vest at 25% per year beginning April 1997. If not exercised, the options expire seven years from the date of issuance. At December 27, 1998, the weighted-average contractual life of these options was 5.6 years and 241,968 options were exercisable.

The 1998 SCC Plan

     In connection with the SCC acquisition in March 1998, the Company executed the Substitute Nonqualified Stock Option Plan ("1998 SCC Plan"). This plan was established to enable the Company to issue AFC options to former SCC option holders in order to purchase 100% of SCC's common stock pursuant to the purchase agreement. The 1998 SCC Plan authorizes the issuance of approximately 0.5 million options at exercise prices that range from $3.91 to $6.75 per share. The Company issued approximately 0.4 million options at the closing date of the acquisition. The issuance of the remaining 0.1 million is subject to a reduction of options based on a holdback provision in the acquisition agreement. Regarding the remaining options to be issued, a determination on the number of options will be made on or about March 31, 1999, a year from the closing date of the transaction. At December 27, 1998, the weighted-average exercise price per share was $4.74. The options vest when issued by the Company and expire at various dates through October 31, 2007. At December 27, 1998, the weighted-average contractual life of these options was 6.6 years. As of December 27, 1998, 457,398 options were exercisable. These options were issued in connection with the acquisition of SCC and the related value placed upon these options was added to the goodwill resulting from this acquisition (See Note 17).

Warrants

     Also in connection with the SCC acquisition, the Company authorized the issuance of 177,958 warrants to the former SCC shareholders to purchase AFC Common Stock at prices that range from $3.91 to $6.00 per share. At closing, 154,468 warrants were issued to the former SCC shareholders. On or about March 31, 1999, the remaining 23,490 warrants will be issued subject to possible reductions in the number of warrants based on a holdback provision in the acquisition agreement. Most of the warrants expire on May 4, 1999, with 23,353 warrants expiring on September 30, 2001. At December 27, 1998, 160,340 warrants were exercisable. These warrants were issued in connection with the acquisition of SCC and the related value placed upon these warrants was added to the goodwill resulting from this acquisition (See Note 17).

A Summary of Plan Activity

     A summary of the status of the Company's four stock option plans and warrants at December 27, 1998 and December 28, 1997 and changes during the years is presented in the table and narrative below:

                                                     1998               1997
                                               -----------------  -----------------
                                               Shares   Wtd.Avg.  Shares   Wtd.Avg.
                                               (000's)  Ex.Price  (000's)  Ex.Price
                                               -------  --------  -------  --------

 Outstanding at beginning of year............   5,013      $2.36   4,643      $2.06
 Granted options and warrants................   2,021       6.73     496       4.95
 Exercised options and warrants..............     (10)      2.62     (75)       .08
 Cancelled options and warrants..............  (1,039)      3.37     (51)      2.61
                                               ------             ------
 Outstanding at end of year..................   5,985       3.66   5,013       2.36
                                               ------             ------

 Exercisable at end of year..................   4,618       3.34   2,663       1.48

 Weighted average fair value of options and
     warrants granted (See Note 1)...........              $2.36              $1.69

     Approximately 0.4 million, 0.5 million and 3.0 million options granted in 1998, 1997 and 1996, respectively, were at prices that equaled the market price of the common stock at the grant date.

13.   OTHER EMPLOYEE BENEFIT PLANS

Pre-Tax Savings and Investment Plan

     The Company maintains a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code for the benefit of employees meeting certain eligibility requirements. Under the plan, employees may contribute up to 16.0% of their eligible compensation to the plan on a pre-tax basis up to statutory limitations and the Company may make both voluntary and matching contributions to the plan. The Company expensed approximately $0.2 during 1998, 1997 and 1996 for its contributions to the plan.

     SCC maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code for the benefit of employees meeting certain eligibility requirements. The Company is in the process of integrating the SCC plan into the Company's plan, which is anticipated to be completed in the fall of 1999.

Deferred Compensation Plan

     Effective March 1, 1998, the Company established the AFC Deferred Compensation Plan. The plan is an unfunded, nonqualified deferred compensation plan that benefits certain designated employees who are within a select group of key management or highly compensated employees. Under this plan, an employee may defer up to 20% of base salary and 100% of any bonus award in increments of 5% on a pre-tax basis. The Company may make both voluntary and matching contributions to the plan. The minimum annual deferral is 5%. The funds are invested in variable life insurance policies that have an aggregate cash surrender value of approximately $0.4 million at December 27, 1998. All plan assets are held in a trust that is subject to the Company's creditors. The Company's 1997 Credit Facility (See Note 8) limits the Company's investment in the plan to $5.0 million. The Company expensed approximately $26,000 in 1998 for its contributions to the plan.

Executive Retirement and Benefit Plans

     During 1994, the Company adopted a nonqualified, unfunded retirement, disability and death benefit plan for certain executive officers. Annual benefits are equal to 30% of the executive officer's average base compensation for the five years preceding retirement. The benefits are payable in 120 equal monthly installments following the executive officer's retirement date. Death benefits under this plan cover certain executive officers and are up to five times the officer's base compensation during the time of employment. The Company has the discretion to increase the employee's death benefits. Death benefits are funded by split dollar life insurance arrangements. The accumulated benefit obligation related to this plan was approximately $1.5 million, $1.2 million and $1.0 million as of December 27, 1998, December 28, 1997 and December 29, 1996, respectively.

     Expense for the retirement plan for the years ended December 27, 1998, December 28, 1997, and December 29, 1996, was approximately $0.4 million, $0.2 million and $0.3 million, respectively.

     The Company's assumptions used in determining the plan cost and liabilities include a discount rate of 7.5% per annum in 1998, 1997 and 1996 and a 5% rate of salary progression in 1998, 1997 and 1996.

     The Company also provides post-retirement medical benefits (including dental coverage) for certain retirees and their spouses. This benefit begins on the date of retirement and ends after 120 months or upon the death of both parties. The accumulated post-retirement benefit obligation for the plan as of December 27, 1998 and December 28, 1997, was approximately $0.4 million and $0.2 million, respectively, and the net periodic expense for the medical coverage continuation plan for 1998, 1997 and 1996 was approximately $42,000, $204,500, and $71,000, respectively.

14.  RELATED PARTY TRANSACTIONS

     In 1996, the Company received legal services from a law firm associated with a member of the Company's Board of Directors. During the fiscal year ended December 29, 1996, the total amount paid to this law firm was $0.5 million.

     In April 1996, the Company loaned certain officers of the Company an aggregate of $4.5 million to pay personal withholding tax liabilities incurred as a result of a $10.0 million executive compensation award earned in 1995. All the individual notes have similar terms. The notes bear interest at 6.25% per annum with principal and interest payable at the end of the term of the note, which is approximately seven and one half years from the date of issuance. Each note is secured by the common stock awarded to the officers. At the date of issuance, a discount was recorded to present the notes at fair market value. Accordingly, compensation expense was recognized in an amount of $0.9 million for the fiscal year ended December 29, 1996. The note receivable balance, net of the unamortized discount, and interest receivable balance as of December 27, 1998 and December 28, 1997 are included as a reduction to shareholders' equity in the accompanying consolidated balance sheets and consolidated statements of shareholders' equity since the common stock awarded to the officers secures payment of the individual notes.

     In October 1998, the Company loaned certain officers of the Company an aggregate of $1.3 million to pay for shares of common stock offered by AFC in connection with the acquisition of CII. All the individual notes have similar terms. The notes bear interest at 7.0% per annum with principal and interest payable at the end of the term of the note, which is December 31, 2005. The notes are secured by the number of shares of common stock purchased by the employee with the note proceeds. The note receivable balance and interest receivable balance as of December 27, 1998 is included as a reduction to shareholders' equity in the accompanying consolidated balance sheets and consolidated statements of shareholders' equity.

     In connection with the Company's common stock offering described in Note 11, the Company paid stock issuance costs of approximately $1.0 million to Freeman Spogli and Co., Inc., which through other affiliates is the Company's majority common shareholder.

15.  COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The three most senior executives and the Company have entered into employment agreements containing customary employment terms which provide for an annual base salary of $500,000, $350,000 and $315,000, respectively, subject to annual adjustment by the Board of Directors, an annual incentive bonus, stock options, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements terminate in 2001, unless earlier terminated or otherwise renewed, pursuant to the terms thereof. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would be entitled to, among other things, one to two-and-one-half times his base annual salary and the bonus payable to the individual for the fiscal year in which such termination occurs. Under the agreements, upon (i) a change of control of the Company, (ii) a significant reduction in the executive's responsibilities, title or duties or (iii) the relocation of the Company's principal office more than 45 miles from its current location, the executive may terminate his employment and would be entitled to receive, among other things, the same severance pay he would have received had his employment been terminated by the Company without cause.

Supply Contracts

     With respect to Popeyes and Churchs, the Company's and its franchisees' principal raw material is fresh chicken. The Company maintained purchase agreements with its fresh chicken suppliers that provided for a "ceiling", or highest price, and a "floor", or lowest price, that the Company paid for chicken over the contract term and the ceilings were generally set at prices above the current market price. Such supply contracts were generally for one to two years. The Company recognized chicken cost of sales at the amounts paid under the contracts. For the periods presented, the Company has not experienced any material losses as a result of these contracts. In order (i) to ensure favorable pricing for the Company's chicken purchases in the future, (ii) to reduce volatility in chicken prices and (iii) to maintain an adequate supply of fresh chicken, the Company has entered and will enter into two types of chicken purchasing arrangements with its suppliers. The first of these contracts is a grain-based "cost-plus" pricing arrangement that provides chicken prices based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other contract is similar to the grain based "cost-plus" arrangement but contains price provisions which limit how far up or down prices may move in any year. Both contracts have terms ranging from three to five years with provisions for certain annual price adjustments as defined in the contracts.

     SCC's principal raw material is green coffee beans. The Company typically enters into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year as negotiated with the individual supplier. At December 27, 1998, the Company had commitments to purchase approximately 5.3 million pounds of green coffee beans at a total cost of approximately $7.7 million. The contract terms cover a period from January 1999 to September 1999.

Litigation

     The Company has been named as a defendant in various actions arising from its normal business activities in which damages in various amounts are claimed. The Company has established reserves in the accompanying consolidated balance sheets to provide for the defense and settlement of current litigation and management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

     In July 1997, CP Partnership ("CP") filed a complaint against the Company alleging patent infringement regarding the design of the proprietary gas fryer manufactured by the Company's manufacturing division. This case was segregated into a patent infringement claim and a contract claim. In August 1998, the Court dismissed CP's patent infringement claim. CP has appealed this judgment. In November 1998, the Company settled the contract claim for an immaterial amount. It is management's belief that the final outcome of the patent infringement claim will not have an adverse effect on the Company's consolidated financial position or results of operations.

Environmental Matters

     Approximately 200 of the Company's owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks ("USTs") and some of these properties may currently contain abandoned USTs. As a result of the use of oils and solvents typically associated with automobile repair facilities and gas stations, it is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable Federal and state environmental laws, the Company, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination. As a result, after an analysis of its property portfolio, including testing of soil and groundwater at a representative sample of its facilities, the Company believes that it has accrued adequate reserves for environmental remediation liabilities. The Company is currently not subject to any administrative or court order requiring remediation at any of its properties.

Information Technology Outsourcing

     The Company entered into an agreement with IBM Global Services, a division of IBM ("IGS") commencing on August 1, 1994, for a ten-year term, to outsource the Company's information technology, programming and computer operations. This agreement allows the Company to update its corporate and restaurant systems with state-of-the-art computer software and hardware. IGS will guarantee levels of performance, maintain the operating systems and hardware, perform applications development and maintenance, and provide other administrative, management and support functions. Initially, IGS purchased the hardware and software under the outsourcing contract and leased the hardware and software to the Company, which the Company recorded as capital leases. In August 1997, the Company repaid certain of these capital lease obligations totaling $16.7 million.

     Future minimum payments under this agreement, exclusive of payments included in Note 9 as capital lease payments for systems installed as of December 27, 1998, are as follows at that date (in thousands):


          YEAR                      AMOUNT
          ----                      ------

          1999........             $ 6,925
          2000........               5,089
          2001........               4,170
          2002........               5,055
          2003........               5,968
          Thereafter..               3,617
                                   -------
                                   $30,824
                                   =======

     It is estimated that the remaining payments due under the contract of approximately $30.8 million will be reflected as restaurant operating or general and administrative costs and expenses.

     Operating expenses of approximately $10.5 million, $8.1 million and $7.5 million related to the outsourcing contract have been included in the statements of operations for the years ended December 27, 1998, December 28, 1997 and December 29, 1996, respectively.

Year 2000 Compliance (Unaudited)

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

     The Company is in the process of completing a Year 2000 compliance assessment of both its IT systems and non-IT systems, including those recently acquired. All IT-related systems are in the process of being assessed using a standard Year 2000 approach that includes five phases. These phases are: 1) inventory 2) assess 3) remediate 4) test and 5) maintain. Although the pace of the work varies among IT and non-IT systems and the phases are often conducted in parallel, the inventory and assess phases have been substantially completed as of December 27, 1998 and the remediation phase is in progress. Under its current plan, remediation and testing of IT systems is scheduled to be completed by the end of the Company's third quarter of 1999. The Company anticipates the timely completion of this compliance assessment, which should mitigate the Year 2000 issue.

     Based upon this compliance assessment, the Company does not expect the Year 2000 problem, including the cost of making the Company's IT and non-IT systems Year 2000 compliant, to have a material adverse impact on the Company's financial position or results of operations in future periods. However, the inability of the Company to resolve all potential Year 2000 problems in a timely manner could have a material adverse impact on the Company.

     Under the Company's Franchise Awareness Program and Vendor/Supplier Letter Program, the Company has and will be initiating communications with its significant suppliers and vendors and its franchisee community in an effort to determine the extent to which the Company's business is vulnerable to the failure by these third parties to remediate their Year 2000 problems. While the Company has not been informed of any material risks associated with the Year 2000 problem on these entities, there can be no assurance that the IT and non-IT systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company's financial position and results of operations.

     To date, the Company has incurred approximately $0.1 million in Year 2000 costs. These costs are primarily related to fees paid to outside consultants who helped develop a strategy to assess the Company's Year 2000 issues. The Company estimates that the total costs of addressing the Year 2000 issue will approximate $0.9 million, including the amount that has already been expended. These costs will be funded through operating cash flows.

     The Company has not yet ascertained what the impact would be on the Company's financial position and results of operations in the event of failure of the Company's or third parties' IT and non-IT systems due to the Year 2000 issue. The Company began developing a contingency plan in the fourth quarter of 1998 and will continue to develop such plan during the first quarter of 1999 designed to allow continued operations in the event that such failures should occur.

Formula Agreement

     The Company has a formula licensing agreement, as amended (the "Formula Agreement"), with Alvin C. Copeland, the former owner of the Popeyes and Churchs restaurant systems, and Diversified Foods and Seasonings, Inc. ("Diversified"), which calls for the worldwide exclusive licensing to the Popeyes system of the spicy fried chicken formula and certain other ingredients used in Popeyes products. The Formula Agreement provides for monthly royalty payments of $237,500 until April 1999 and, thereafter, monthly royalty payments of $254,166 until March 2029. Total royalty payments were $2.9 million in the fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996.

Supply Agreements

     The Company has a supply agreement with Diversified under which the Company is required to purchase certain proprietary products made exclusively by Diversified. This contract expires in 2029 subject to further renewal.

     Supplies are generally provided to franchised and Company-operated restaurants in the Popeyes and Churchs systems pursuant to supply agreements negotiated by Popeyes Operators Purchasing Cooperative Association, Inc. ("POPCA") and Churchs Operators Purchasing Association, Inc. ("COPA"), respectively, each a not-for-profit corporation that was created for the purpose of consolidating the collective purchasing power of the franchised and Company-operated restaurants and negotiating favorable terms therefor. The purchasing cooperatives are not obligated to purchase, and do not bind their members to commitments to purchase, any supplies. Membership in each cooperative is open to all franchisees. Since 1995, the Company's franchise agreements related to Popeyes and Chuchs have required that each franchisee joins its respective purchasing cooperative. All Company-operated Popeyes and Churchs restaurants are members of POPCA or COPA, respectively. Substantially all of the Company's domestic Popeyes and Churchs franchisees participate in POPCA or COPA. COPA also purchases certain ingredients and supplies for Chesapeake and Cinnabon franchised and Company-operated restaurants in order to further leverage the collective buying power of AFC.

Advertising Funds

     In accordance with the Popeyes and Churchs franchise agreements, advertising funds have been established (the "Advertising Funds") whereby the Company contributes a percentage of sales (generally 5%) to the Advertising Funds in order to pay for the costs of funding advertising and promotional activities. In accordance with the franchise agreement, the net assets and transactions of the Advertising Funds are not commingled with the working capital of the Company. The net assets and transactions of the Advertising Funds are, therefore, not included in the accompanying consolidated financial statements. The Company's contributions to the Advertising Funds are recorded in restaurant operating expenses in the accompanying consolidated financial statements.

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

Other Commitments

     The Company has guaranteed certain loans and lease obligations approximating $1.6 million and $1.9 million at December 27, 1998 and December 28, 1997, respectively.

16. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates exclusively in the food service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company, franchise royalty and fee income earned from franchised restaurant operations and wholesale revenues from the sale of coffee products. The Company's reportable segments are based on specific products and services within the food service industry. The Company combined Popeyes' and Churchs' domestic operations to form its chicken segment. The Company also aggregated the operations of Chesapeake and Cinnabon to form its bakery cafe segment. The Company's coffee segment consists of SCC's domestic operations, which includes wholesale operations. The international segment is comprised of the Company's international franchised operations, which mainly consists of Popeyes and Churchs international franchised restaurants.

     The "other" segment includes the Company's manufacturing division, Ultrafryer. The "corporate" component of operating income includes revenues from
1) interest income from notes receivable and rental revenue from leasing and sub-leasing agreements with franchisees and third parties, less 2) corporate general and administrative expenses, depreciation, amortization and interest expense.

     Operating income (loss) represents each segment's earnings before income taxes, depreciation, amortization, non-cash items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.

     REVENUES:
                                           1998       1997       1996
                                        ----------  ---------  ---------
                                                 (in thousands)
     Chicken........................      $495,770   $452,799   $469,553
     Coffee.........................        58,113          -          -
     Bakery cafe....................        27,290      2,442          -
     International..................        11,712     12,273     12,388
     Other..........................         9,866      8,557     12,065
     Inter-segment revenues.........        (2,261)      (857)    (3,815)
     Corporate......................         8,601      8,539      7,652
                                          --------   --------   --------
       Total Revenues...............      $609,091   $483,753   $497,843
                                          ========   ========   ========

     Inter-segment revenues represent Ultrafryer sales to Company-operated restaurants. These revenues are eliminated in consolidation.

     OPERATING INCOME (LOSS):
                                           1998        1997      1996
                                        ----------  ---------  ---------
                                                 (in thousands)
     Chicken........................      $ 90,441   $ 90,457   $ 84,308
     Coffee.........................         7,774          -          -
     Bakery cafe....................         3,133        258          -
     International..................         6,912      7,684      8,011
     Other..........................         1,220        901        546
     Corporate......................       (22,443)   (25,283)   (27,999)
                                          --------   --------   --------
       Total Operating Income
           (Loss)...................      $ 87,037   $ 74,017   $ 64,866
                                          ========   ========   ========

     DEPRECIATION AND AMORTIZATION:
                                           1998        1997      1996
                                        ----------  ---------  ---------
                                                  (in thousands)
     Chicken........................      $ 24,935   $ 17,308   $ 18,446
     Coffee.........................         4,502          -          -
     Bakery cafe....................         2,237        271          -
     International..................            87         39         51
     Other..........................           316        288        388
     Corporate......................        14,001     15,897     12,019
                                          --------   --------   --------
       Total Depreciation and
           Amortization.............      $ 46,078   $ 33,803   $ 30,904
                                          ========   ========   ========

     SIGNIFICANT NON-CASH ITEMS:
                                           1998        1997      1996
                                        ----------  ---------  ---------
                                                  (in thousands)
     Chicken.........................      $ 9,956     $2,094     $2,858
     Coffee..........................            -          -          -
     Bakery cafe.....................        7,125          -          -
     International...................            -          -          -
     Other...........................            -         31         11
     Corporate.......................        5,000      1,021        309
                                           -------     ------     ------
       Total Significant
           Non-cash Items............      $22,081     $3,146     $3,178
                                           =======     ======     ======

       Significant non-cash items include (i) charges for restaurant closings which are primarily write-offs of tangible and intangible assets and (ii) losses on the disposition of long-lived assets which includes both operating and non-operating assets.

     ASSETS:
                                           1998       1997       1996
                                        ----------  ---------  ---------
                                                  (in thousands)
     Chicken..........................    $281,005   $246,138   $244,602
     Coffee...........................      82,164          -          -
     Bakery cafe......................      83,350     14,530          -
     International....................      15,236     15,625     14,122
     Other............................       5,730      5,425      4,721
     Corporate........................      88,980    100,986     76,223
                                          --------   --------   --------
       Total Assets...................    $556,465   $382,704   $339,668
                                          ========   ========   ========

     CAPITAL EXPENDITURES:
                                           1998       1997       1996
                                        ----------  ---------  ---------
                                                  (in thousands)
     Chicken..........................    $ 26,453   $ 29,472   $ 29,639
     Coffee...........................       4,602          -          -
     Bakery cafe......................       2,360        309          -
     International....................         148          -          -
     Other............................         140          -         57
     Corporate........................       7,822     33,138     16,576
                                          --------   --------   --------
       Total Capital Expenditures.....    $ 41,525   $ 62,919   $ 46,272
                                          ========   ========   ========

     Not included in the 1998 capital expenditures is approximately $21.1 million in funds spent in 1998 to convert the acquired Pinetree restaurants to Company-operated Popeyes restaurants (See Note 17).

17. ACQUISITIONS

Pinetree Foods, Inc. Acquisition

     On February 10, 1998, the Company acquired all of the assets of 81 restaurant properties operated by Pinetree Foods, Inc. ("Pinetree") for a purchase price of approximately $24.3 million. In addition, the Company recorded liabilities of approximately $4.0 million in connection with the acquisition. Of the 81 restaurants, 66 were converted to Popeyes Company-operated restaurants, with the remaining restaurants closed concurrently with the purchase. The restaurants are primarily located in North and South Carolina and Georgia. The Company funded the purchase price with internal funds and its Acquisition Facility.

     The Pinetree acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion Number 16, "Accounting for Business Combinations" ("APB 16"). The unamortized goodwill recorded in connection with this acquisition was $23.1 million at December 27, 1998. The Company will amortize this goodwill amount on a straight-line basis over a forty- year period.

Seattle Coffee Company Acquisition

     On March 18, 1998, the Company acquired all of Seattle Coffee Company's ("SCC") common stock for an adjusted purchase price of approximately $68.8 million plus the assumption of approximately $4.8 million of debt. The Company paid approximately $37.6 million in cash funded by its Acquisition Facility and approximately $25.5 million in AFC common stock, resulting in the issuance of 1,837,834 common shares, 440,645 options to purchase common shares and 154,468 warrants to purchase common shares. In addition, the Company established a payable of approximately $3.8 million and placed 139,914 shares of AFC's common stock into an escrow account pursuant to a holdback payment provision in the acquisition agreement. As a result of the transaction, SCC became a wholly-owned subsidiary of the Company. The transaction included the acquisition of a roasting and packaging facility, 59 Company-operated cafes and 10 franchised cafes under the Seattle's Best and Torrefazione Italia brands, a wholesale business including 13 sales offices with more than 5,000 wholesale accounts and two major distribution centers. The acquisition agreement provides for a contingent earn out payable to former SCC shareholders. Actual payment to former SCC shareholders is contingent upon SCC operations achieving a level of earnings, as defined in the acquisition agreement, over a 52-week period from September 29, 1997 to September 27, 1998 (the "Contingency Period"). Based on SCC's operating results during the Contingency Period that ended on September 27, 1998, the Company expects to pay $1.9 million in cash, stock and stock options to former SCC shareholders as a contingent payment pursuant to the provision in the agreement mentioned above. The contingent payable of $1.9 million is included in the adjusted purchase price of $68.8 million.

     The Company accounted for this acquisition as a purchase in accordance with APB 16. The allocation of the purchase price resulted in the Company recording goodwill. At December 27, 1998, the unamortized goodwill balance was approximately $53.0 million, which is amortized on a straight-line basis over a forty-year period. The Company is in the process of analyzing the fair value and allocation of its intangible asset acquired from SCC, which may result in a purchase price adjustment to the current amounts initially recorded on the acquisition date. The Company anticipates completing this process by mid 1999.

     The following unaudited pro forma results of operations for the fifty-two weeks ended December 27, 1998, December 28, 1997 and December 29, 1996, assumes the acquisition of SCC occurred as of the beginning of the respective periods (in thousands).

                                  52 Weeks   52 Weeks   52 Weeks
                                   Ended       Ended      Ended
                                  12/27/98    12/28/97   12/29/96
                                 ---------   ---------  ---------
     Total revenues............  $ 617,638   $ 534,549  $ 536,179
                                 =========   =========  =========

     Net income (loss) before
      Extraordinary loss.......  $  (9,178)  $  10,213  $   4,987
                                 =========   =========  =========

     Net income (loss).........  $  (9,178)  $  10,213  $     531
                                 =========   =========  =========

     The 52 weeks ended December 27, 1998 include SCC's operations for the two-month period ended February 28, 1998 since the Company acquired SCC in March 1998. The 52 weeks ended December 28, 1997 include SCC's operations for the twelve-month period ended September 28, 1997. The 52 weeks ended December 28, 1996 include SCC's operations for the twelve-month period ended September 30, 1996.

     These pro forma results have been prepared for comparative purposes only and include certain adjustments that result in (i) an increase in amortization expense related to the recording of SCC goodwill, (ii) an increase in interest expense related to the Acquisition Facility (See Note 8) used to partially fund the acquisition, (iii) a decrease in interest expense related to SCC debt that was paid off at the time of the acquisition and (iv) a decrease in amortization expense related to the write-off of SCC's intangible assets at the time of the acquisition. These results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

Cinnabon International, Inc.

     On October 15, 1998, the Company acquired Cinnabon International, Inc. ("CII"), the operator and franchisor of 363 retail cinnamon roll bakeries operating in 39 states, Canada and Mexico. Two hundred and eleven of the retail cinnamon roll bakeries are Company-operated and are located within the United States. In connection with the acquisition, which was accounted for as a purchase, CII became a wholly-owned subsidiary of AFC through the merger of AFC Franchise Acquisition Corp. into CII (the "Acquisition").

     The Company acquired CII for $64.0 million in cash. The Company obtained $44.7 million of the cash consideration from its 1997 Credit Facility as amended and restated (See Note 8). The remaining $19.3 million cash consideration was funded with the proceeds from the sale of approximately 2.8 million shares of AFC common stock to certain "qualified" investors who are existing AFC shareholders and option holders (See Note 11).

     The Company accounted for this acquisition as a purchase in accordance with APB 16. The allocation of the purchase price resulted in the Company recording goodwill in the amount of approximately $43.7 million, which will be amortized on a straight-line basis over a forty-year period. The Company is in the process of analyzing the fair values of the tangible and intangible assets acquired from CII, which may result in a purchase price adjustment to the current amounts initially recorded on the acquisition date. The Company anticipates completing this process by mid 1999.

     The Company is also in the process of developing an exit plan involving CII's corporate headquarters in Seattle, Washington. The exit plan will include severance, relocation and integration costs. At December 27, 1998, the Company has not recorded a liability to recognize this anticipated liability since the plan has not been finalized. The Company expects to finalize the plan within a year from the acquisition date and record the related liability at that time. The liability will be accounted for as a purchase price adjustment, which will increase goodwill recorded as a result of the CII acquisition.

     The following unaudited pro forma results of operations for the fifty-two weeks ended December 27, 1998, December 28, 1997 and December 29, 1996, assumes the acquisition of CII occurred as of the beginning of the respective periods (in thousands).



                                  52 Weeks   52 Weeks    52 Weeks
                                   Ended       Ended      Ended
                                  12/27/98    12/28/97   12/29/96
                                 ---------   ---------  ---------
     Total revenues............  $ 663,030   $ 562,612  $ 574,483
                                 =========   =========  =========

     Net income (loss) before
      Extraordinary items......  $ (18,962)  $   1,041  $   2,439
                                 =========   =========  =========

     Net income (loss).........  $ (18,962)  $   1,041  $    (346)
                                 =========   =========  =========

     The 52 weeks ended December 27, 1998 include CII's operations for the nine-month period ended September 27, 1998 since the Company acquired SCC in October 1998. The 52 weeks ended December 28, 1997 include SCC's operations for the twelve-month period ended March 29, 1998. The 52 weeks ended December 28, 1996 include SCC's operations for the twelve-month period ended March 30, 1997.

     These pro forma results have been prepared for comparative purposes only and include certain adjustments that result in (i) an increase in amortization expense related to the recording of CII goodwill, (ii) an increase in interest expense related to the Term Loan B debt (See Note 8) used to partially fund the acquisition, (iii) a decrease in interest expense related to CII debt that was paid off at the time of the acquisition and (iv) a decrease in amortization expense related to the write-off of CII's intangible assets at the time of the acquisition. These results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.