Form 10-Q
period 1999-03-21
AFC ENTERPRISES INC
filed 1999-05-04
CIK 1041379

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 21, 1999

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

                                 Yes  x     No
                                     ---       ---

As of May 4, 1999, there were 39,303,582 shares of the registrant's Common Stock outstanding.

                             AFC ENTERPRISES, INC.

                                     INDEX


                                                                           Page
PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations - For the
           Twelve Week Periods Ended March 21, 1999 and March 22, 1998....   3

          Condensed Consolidated Balance Sheets - March 21, 1999 and
           December 27, 1998..............................................   4

          Condensed Consolidated Statements of Cash Flows - For the
           Twelve Week Periods Ended March 21, 1999 and March 22, 1998....   5

          Notes to Condensed Consolidated Financial Statements............   6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  10

PART 2    OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.......................  21

Item 6.   Exhibits and Reports on Form 8-K................................  21

              (a) Exhibits................................................  21

              (b) Current Reports on Form 8-K.............................  21

SIGNATURE.................................................................  21

                        PART 1. - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                             AFC Enterprises, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                                (In thousands)

                                                             12 Weeks Ended
                                                         3/21/99       3/22/98
-------------------------------------------------------------------------------
Revenues:
  Restaurant sales...................................   $127,348      $ 97,027
  Franchise revenues.................................     16,397        13,851
  Wholesale revenues.................................     10,171             -
  Manufacturing revenues.............................      1,813         1,319
  Other revenues.....................................      2,027         2,050
                                                        --------      --------
    Total revenues...................................    157,756       114,247
                                                        --------      --------

Costs and expenses:
  Restaurant cost of sales...........................     38,457        30,941
  Restaurant operating expenses......................     66,028        47,627
  Wholesale cost of sales............................      5,062             -
  Wholesale operating expenses.......................      2,709             -
  Manufacturing cost of sales........................        927           638
  General and administrative.........................     25,903        20,188
  Depreciation and amortization......................     11,648         8,659
                                                        --------      --------
    Total costs and expenses.........................    150,734       108,053
                                                        --------      --------

Income from operations...............................      7,022         6,194

Other expenses:
  Interest, net......................................      8,009         6,066
                                                        --------      --------
Net income (loss)  before income taxes...............       (987)          128

  Income tax benefit (expense).......................        395           (55)
                                                        --------      --------
Net income (loss)....................................   $   (592)     $     73
                                                        ========      ========


See accompanying notes to condensed consolidated financial statements.

================================================================================

                           AFC Enterprises, Inc.
                   Condensed Consolidated Balance Sheets
                              (In thousands)

                                                          3/21/99     12/27/98
--------------------------------------------------------------------------------
                                                              (Unaudited)
Assets:
Current assets:
  Cash and cash equivalents............................  $ 16,386     $ 17,066
  Accounts and current notes receivable, net...........    15,677       16,728
  Income taxes, current................................     1,181        3,327
  Inventories..........................................    13,376       13,182
  Deferred income taxes................................     3,804        4,577
  Prepaid expenses and other...........................     2,304        2,344
                                                         --------     --------
      Total current assets.............................    52,728       57,224
                                                         --------     --------
Long-term assets:
  Notes receivable, net................................     3,939        4,066
  Deferred income taxes................................     6,336        4,416
  Property and equipment, net..........................   260,981      263,141
  Other assets.........................................    19,232       19,498
  Intangible assets, net...............................   208,639      208,120
                                                         --------     --------
      Total long-term assets...........................   499,127      499,241
                                                         --------     --------

      Total assets.....................................  $551,855     $556,465
                                                         ========     ========
Liabilities and Shareholders' Equity:
Current liabilities:
  Accounts payable.....................................  $ 30,506     $ 40,579
  Current portion of long-term debt
    and capital lease obligations......................    14,911       14,406
  Bank overdrafts......................................    10,446        6,248
  Short-term borrowings................................     6,000        7,000
  Accrued expenses and other...........................    30,314       23,047
                                                         --------     --------
      Total current liabilities........................    92,177       91,280
                                                         --------     --------
Long-term liabilities:
  Long-term debt, net of current portion...............    85,510       87,744
  Acquisition line of credit...........................    68,000       68,000
  10.25% Subordinated notes payable....................   175,000      175,000
  Capital lease obligations, net of current portion....     7,303        8,561
  Other liabilities....................................    36,372       37,963
                                                         --------     --------
      Total long-term liabilities......................   372,185      377,268
                                                         --------     --------

      Total liabilities................................   464,362      468,548
                                                         --------     --------
Shareholders' equity:
  Common stock.........................................       393          392
  Capital in excess of par value.......................   151,889      151,632
  Accumulated deficit..................................   (58,561)     (57,969)
  Notes receivable - officers..........................    (6,228)      (6,138)
                                                         --------     --------
      Total shareholders' equity.......................    87,493       87,917
                                                         --------     --------
         Total liabilities and shareholders' equity....  $551,855     $556,465
                                                         ========     ========


See accompanying notes to condensed consolidated financial statements.
================================================================================

                             AFC Enterprises, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                               12 Weeks Ended
                                                            3/21/99     3/22/98
--------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
  Net income............................................... $  (592)   $     73
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization..........................  11,648       8,659
    Deferred compensation and other........................     254         819
    Other..................................................    (330)        311
    (Increase) decrease in operating assets................   1,725      (5,494)
    Increase (decrease) in operating liabilities...........  (4,725)      4,855
                                                            -------    --------
        Total adjustments..................................   8,572       9,150
                                                            -------    --------
  Net cash provided by operating activities................   7,980       9,223
                                                            -------    --------

Cash flows provided by (used in) investing activities:
  Proceeds from disposition of property and equipment......     823         268
  Investment in property and equipment.....................  (9,089)     (5,072)
  Investment in Pinetree goodwill..........................       -     (21,859)
  Investment in Pinetree property and equipment............       -      (8,737)
  Investment in SCC goodwill...............................    (858)    (28,545)
  Investment in SCC property and equipment.................       -     (14,586)
  Notes receivable additions...............................     (30)        (82)
  Payments received on notes  .............................     684         572
                                                            -------    --------
  Net cash used in investing activities....................  (8,470)    (78,041)
                                                            -------    --------

Cash flows provided by (used in) financing activities:
  Principal payments of long-term debt, net................  (1,406)     (1,185)
  Net borrowings under Acquisition line of credit..........       -      59,000
  Proceeds from subordinated notes.........................       -           -
  Net borrowings under short-term revolver.................  (1,000)          -
  Principal payments for capital lease obligations.........  (1,919)     (1,541)
  Increase (decrease) in bank overdrafts, net..............   4,198       3,534
  Notes receivable - officers payments.....................       -           1
  Notes receivable - officers interest.....................     (67)        (65)
  Issuance of common stock ................................       -           -
  Debt issuance costs .....................................       4         (35)
                                                            -------    --------
  Net cash provided by (used in) financing activities......    (190)     59,709
                                                            -------    --------

  Net decrease in cash and cash equivalents................    (680)     (9,109)
  Cash and cash equivalents at beginning of the period.....  17,066      32,964
                                                            -------    --------
  Cash and cash equivalents at end of the period........... $16,386    $ 23,855
                                                            =======    ========

Supplemental Cash Flow Information:

   Cash payments for income taxes.......................... $(1,393)   $    300
   Cash payments for interest..............................   3,943       1,641
   Noncash investing and financing activities:
     Capital lease obligations incurred....................       -       1,294
     Issuance of common stock, options and warrants........     814      25,496

See accompanying notes to condensed consolidated financial statements.

================================================================================

                             AFC Enterprises, Inc.
             Notes to Condensed Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of AFC Enterprises, Inc., a Minnesota corporation, and its wholly-owned subsidiaries, AFC Properties, Inc., a Georgia corporation, Seattle Coffee Company, a Washington corporation, and Cinnabon International, Inc., a Delaware corporation. All significant intercompany balances and transactions are eliminated in consolidation. The consolidated entity is referred to herein as "AFC" or "the Company".

Nature of Operations and Basis of Presentation

     AFC is primarily a multi-concept quick-service restaurant company. The Company operates and franchises quick-service restaurants under the primary trade names of Popeyes Chicken & Biscuits ("Popeyes"), Churchs Chicken ("Churchs") and Chesapeake Bagel Bakery ("Chesapeake"). In 1998, the Company added Seattle Coffee Company ("SCC"), which operates and franchises cafes under the "Seattle's Best" and "Torrefazione Italia" brands (collectively "Seattle Coffee") and operates a wholesale coffee business. Also in 1998, the Company acquired Cinnabon International, Inc. ("CII"), an operator and franchisor of retail cinnamon roll bakeries under the Cinnabon trade name ("Cinnabon"). The Company also operates a manufacturing plant that produces proprietary gas fryers and other custom-fabricated restaurant equipment for sale to distributors and franchisees and used internally at Company-operated restaurants.

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The accompanying condensed consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. Certain items in the financial statements of the previous year have been reclassified in conformity with the 1999 presentation. These reclassifications had no effect on reported results of operations.

Significant Accounting Policies

     The accounting and reporting policies practiced by the Company are set forth in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 27, 1998, which are contained in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999 and are incorporated herein by reference.

================================================================================

SCC Contingent Earn-out Payment

     The SCC acquisition agreement contained a contingent earn out payable to former SCC shareholders. Actual payment to former SCC shareholders was contingent upon SCC operations achieving a level of earnings, as defined in the acquisition agreement, over a 52-week period from September 29, 1997 to September 27, 1998 (the "Contingency Period"). Based on SCC's operating results during the Contingency Period that ended on September 27, 1998, the Company paid approximately $0.9 million in cash and issued 70,141 shares of AFC's common stock to former SCC shareholders during the first quarter of 1999 as a contingent payment pursuant to the provision in the agreement mentioned above.

2.   Segment and Geographic Information

     The Company operates exclusively in the food service and beverage industry. Substantially all revenues result from the sale of menu products at restaurants, bakeries and cafes operated by the Company, franchise royalty and fee income earned from franchised restaurant, bakery and cafe operations and wholesale revenues from the sale of coffee products. The Company's reportable segments are based on specific products and services within the food service and beverage industry. The Company combined Popeyes' and Churchs' domestic operations to form its chicken segment. The Company also aggregated the operations of Chesapeake and CII to form its bakery cafe segment. The Company's coffee segment consists of SCC's domestic operations, which includes wholesale
operations.   The international segment is comprised of the Company's
international franchised operations, which mainly consists of Popeyes and Churchs international franchised restaurants.

     The "other" segment includes the Company's manufacturing division, Ultrafryer. The "corporate" component of operating income includes revenues from 1) interest income from notes receivable and rental revenue from leasing and sub-leasing agreements with franchisees and third parties, less 2) corporate general and administrative expenses.

     Operating income (loss) represents each segment's earnings before income taxes, depreciation, amortization, non-cash items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity ("EBITDA" as defined by the Company).

     Revenues:
                                     3/21/99    3/22/98
                                    --------   --------
                                      (in thousands)

     Chicken.................       $118,320   $107,807
     Coffee..................         15,268          -
     Bakery cafe.............         18,101        933
     International...........          2,428      2,171
     Other...................          1,899      2,482
     Inter-segment revenues..           (247)    (1,146)
     Corporate...............          1,987      2,000
                                    --------   --------
       Total Revenues........       $157,756   $114,247
                                    ========   ========

================================================================================

     Inter-segment revenues represent Ultrafryer sales to Company-operated restaurants and SCC coffee sales to CII Company-operated bakeries. These revenues are eliminated in consolidation.

     Operating Income (Loss)(EBITDA):

                                             3/21/99    3/22/98
                                            --------   --------
                                              (in thousands)

     Chicken..........................      $ 22,356   $ 20,252
     Coffee...........................         1,355          -
     Bakery cafe......................         1,604       (380)
     International....................           971      1,261
     Other............................           208        340
     Corporate........................        (7,382)    (6,084)
                                            --------   --------
       Total Operating Income.........      $ 19,112   $ 15,389
                                            ========   ========

     Adjustments to reconcile to
       Income from operations:
     Depreciation and amortization....      $(11,648)  $ (8,659)
     Compensation expense related to
       stock options..................          (254)      (819)
     Gain/(loss) on fixed asset
       write-offs.....................          (188)       283
                                            --------   --------
       Income from operations.........      $  7,022   $  6,194
                                            ========   ========

     There have been no material changes to the Company's total assets by reportable segment at March 21, 1999 from the amounts disclosed in the Company's consolidated financial statements for the fiscal year ended December 27, 1998.

3.   CII Acquisition

     On October 15, 1998, the Company acquired CII, the operator and franchisor of 363 retail cinnamon roll bakeries operating in 39 states, Canada and Mexico. Two hundred and eleven of the retail cinnamon roll bakeries are Company-operated and are located within the United States. In connection with the acquisition, which was accounted for as a purchase, CII became a wholly-owned subsidiary of AFC through the merger of AFC Franchise Acquisition Corp. into CII (the "Acquisition").

     The Company acquired CII for $64.0 million in cash. The Company obtained $44.7 million of the cash consideration from its 1997 Credit Facility as amended and restated. The remaining $19.3 million cash consideration was funded with the proceeds from the sale of approximately 2.8 million shares of AFC common stock to certain "qualified" investors who are existing AFC shareholders and option holders.

     The Company accounted for this acquisition as a purchase in accordance with APB 16. The allocation of the purchase price resulted in the Company recording goodwill in the amount of approximately $43.7 million, which is being amortized on a straight-line basis over a forty-year period. The Company is in the process of analyzing the fair values of the tangible and intangible assets acquired from CII, which may result in a purchase price adjustment to the current amounts initially recorded on the acquisition date. The Company anticipates completing this process by mid 1999.

================================================================================

     The Company is also in the process of developing an exit plan involving CII's corporate headquarters in Seattle, Washington. The exit plan will include severance, relocation and integration costs. At March 21, 1999, the Company has not recorded a liability to recognize this anticipated liability since the plan has not been finalized. The Company expects to finalize the plan within a year from the acquisition date and record the related liability at that time. The liability will be accounted for as a purchase price adjustment, which will increase goodwill recorded as a result of the CII acquisition.

Pro Forma Financial Information

     The following unaudited pro forma results of operations for the twelve weeks ended March 22, 1998 assumes the acquisition of CII occurred as of the beginning of the period (in thousands).

                                         12 Weeks
                                          Ended
                                         3/22/98
                                         --------

     Total revenues....................  $132,306
                                         ========

     Net loss..........................  $ (6,308)
                                         ========

     The twelve weeks ended March 22, 1998 include CII's operations for the three-month period ended March 29, 1998 since the Company acquired SCC in October 1998.

     These pro forma results have been prepared for comparative purposes only and include certain adjustments that result in (i) an increase in amortization expense related to the recording of CII goodwill, (ii) an increase in interest expense related to the Term Loan B debt used to partially fund the acquisition,
(iii) a decrease in interest expense related to CII debt that was paid off at the time of the acquisition and (iv) a decrease in amortization expense related to the write-off of CII's intangible assets at the time of the acquisition. These results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

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

Results of Operations

     The following table presents selected revenues and expenses as a percentage of total revenues for the Company's Consolidated Statements of Operations for the twelve-week periods ended March 21, 1999 and March 22, 1998.

                                           Twelve Weeks Ended
                                         ----------------------
                                         March 21,   March 22,
                                            1999        1998
                                         ----------  ----------
Revenues:
  Restaurant sales...................       80.8%       84.9%
  Franchise revenues.................       10.4        12.1
  Wholesale revenues.................        6.4           -
  Manufacturing revenues.............        1.1         1.2
  Other revenues.....................        1.3         1.8
                                           -----       -----
     Total revenues..................      100.0%      100.0%
                                           -----       -----

Costs and expenses:
  Restaurant cost of sales (1).......       30.2%       31.9%
  Restaurant operating expenses (1)..       51.8        49.1
  Wholesale cost of sales (2)........       49.5           -
  Wholesale operating costs (2)......       26.7           -
  Manufacturing cost of sales (3)....       50.0        46.2
  General and administrative.........       16.4        17.8
  Depreciation and amortization......        7.4         7.6
     Total costs and expenses........       95.6        94.7

Income from operations...............        4.4         5.3

Interest expense, net................        5.1         5.3

Net income (loss) before taxes.......       (0.7)          -

Income tax expense (benefit).........        0.3           -

Net income (loss)....................       (0.4)%         -%

------------
(1) Expressed as a percentage of restaurant sales by Company-operated restaurants.
(2)  Expressed as a percentage of wholesale revenues.
(3)  Expressed as a percentage of manufacturing revenues.


Selected Financial Data

The following table sets forth certain financial information and other restaurant, bakery and cafe data relating to Company-operated and franchised restaurants, bakeries and cafes (as reported to the Company by franchisees) for the twelve week periods ended March 21, 1999 and March 22, 1998:

                                                      Twelve Weeks Ended
                                                -------------------------------
                                                March 21,  March 22,   % Change
                                                   1999      1998     1998-1999
                                                ---------  ---------  ---------
                                                    (dollars in millions)
EBITDA, as defined (1).........................   $ 19.1      $ 15.4     24.0%

EBITDA margin..................................     12.1%       13.5%   (10.0)%

Capital Expenditures (2).......................   $  9.1      $  5.8     57.3%

Restaurant, bakery and cafe data (unaudited):
Systemwide sales (3):
  Popeyes......................................   $236.7      $199.4     18.7%
  Churchs......................................    178.9       167.9      6.6
  Cinnabon.....................................     32.5         N/A      N/A
  Seattle Coffee...............................      6.2         N/A      N/A
  Chesapeake...................................     11.8        14.8    (20.1)
                                                  ------      ------
     Total.....................................   $466.2      $382.1     22.0%
                                                  ======      ======
Systemwide openings:
  Popeyes......................................       25          90(4) (72.2)%
  Churchs......................................       25          19     31.6
  Cinnabon.....................................        6         N/A
  Seattle Coffee...............................        4         N/A
  Chesapeake...................................        1           6    (83.3)
                                                  ------      ------
     Total.....................................       61         115    (47.0)%
                                                  ======      ======
Systemwide units open, end of period:
  Popeyes......................................    1,298       1,214      6.9%
  Churchs......................................    1,416       1,368      3.5
  Cinnabon.....................................      364         N/A      N/A
  Seattle Coffee...............................       75         N/A      N/A
  Chesapeake...................................      101         143    (29.4)
                                                  ------      ------
     Total.....................................    3,254       2,725     19.4%
                                                  ======      ======

                                         Twelve Weeks Ended
                                        ---------------------
                                        March 21,   March 22,
                                          1999        1998
                                        ---------   ---------
Systemwide percentage change in
  comparable restaurant sales (3)
  Popeyes domestic.................        7.5%        3.3%
  Churchs domestic.................        1.8         4.4
  Popeyes international............       (3.9)      (11.9)
  Churchs international............       (1.4)       (2.2)

------------
(1) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity (deferred compensation).
(2) Excludes fixed assets added in connection with the Seattle Coffee and Pinetree acquisitions and capital expenditures made to convert the Pinetree restaurants to Popeyes Company-operated restaurants.
(3) Prior year sales figures for Cinnabon and Seattle Coffee are not comparable since these acquisitions occurred during 1998.
(4) Includes the conversion of 66 Hardees restaurants to Popeyes Company-operated restaurants.


For the Twelve Weeks Ended March 21, 1999 and March 22, 1998

Certain items relating to prior periods have been reclassified to conform with current presentation.

Revenues

     Total revenues increased $43.5 million or 38.1% during the twelve weeks ended March 21, 1999, as compared to the twelve weeks ended March 22, 1998.

     Restaurant Sales. Restaurant sales were up 31.3% or $30.4 million over the prior year, primarily due to sales generated by Company-operated restaurants acquired during 1998.

Chicken

     Sales at Company-operated chicken restaurants increased 9.2% or $8.9 million from the prior year. The increase was primarily attributable to sales generated by Company-operated restaurants opened and acquired from March 22, 1998 to March 21, 1999. The average number of Company-operated chicken restaurants open during the twelve weeks ended March 22, 1998 was 627, while the average number of Company-operated chicken restaurants open during the twelve weeks ended March 21, 1999 was 661. The remaining sales increase was due to an increase in comparable sales for Company-operated chicken restaurants open for at least one year of 2.6% for the first quarter of 1999.

Bakery Cafe

     Sales at Company-operated bakery cafes were up $16.5 million from the prior year. Sales increased due to the acquisition of the Cinnabon bakery cafes in October 1998. Sales for the Cinnabon bakeries during the first quarter of 1999 were $16.4 million.

Seattle Coffee

     The Seattle Coffee cafes were acquired at the end of the first quarter of 1998. Sales generated by the cafes were included in the Company's Consolidated Statements of Operations beginning on the first day of the second quarter of 1998. Sales generated by the SCC cafes during the first quarter of 1999 were $5.0 million.

     Franchise Revenues. Franchise revenues increased $2.5 million or 18.0% from the prior year.

Chicken

     Domestic revenues from franchising for chicken restaurants increased $1.6 million or 14.8% from the prior year. Franchise royalty revenues increased $1.5 million or 14.6%. The increase in franchise royalty revenue was partly attributable to a 102 increase or 7.1% increase in the average number of chicken franchised restaurants open during the first quarter of 1999 as compared to the first quarter of 1998. The remaining increase was attributable to an increase in comparable sales for domestic franchised restaurants of 6.1% for the first quarter of 1999. Franchise fee income for the first quarter of 1999 was up $0.1 million over the prior year.

Bakery Cafe

     Revenues from franchising for bakery cafes during 1998 increased $0.6 million or 84.0% from the prior year, primarily due to the acquisition of the Cinnabon bakeries in October 1998. Royalty revenues for Cinnabon bakeries were $0.8 million during the first quarter of 1999. Royalty revenues for Chesapeake bakeries were down $0.1 million for the first twelve weeks of 1999 versus the first twelve weeks of 1998 as a result of the closing of 58 domestic franchised Chesapeake bakeries during 1998. Franchise fee income for bakery cafes for the first quarter of 1999 was down $0.1 million from the first quarter of 1998.

Seattle Coffee

     Franchise royalty revenue for Seattle Coffee franchised cafes totaled $37 thousand during the first quarter of 1999. There were a total of 11 Seattle Coffee domestic franchised cafes as of March 21, 1999.

International

     International franchise revenues were up $0.3 million or 11.8% from the prior year. International franchise royalty revenue increased $0.3 million, despite the fact that international comparable sales were down 2.4% for the first quarter of 1999 compared to the first quarter of 1998. Currency exchange rates were favorable during the first quarter of 1999, while they were extremely unfavorable during the first quarter of 1998. This factor, along with a 5.5% increase in the average number of franchised international restaurants from the first quarter of 1998 to the first quarter of 1999, led to the increase in international franchise royalties for the quarter.

     Wholesale Revenues. The Company's wholesale revenues consist of sales of premium brand coffee from its roasting and distribution operations to food service retailers, supermarkets and its own coffee cafes. Wholesale revenues for the twelve weeks ended March 22, 1998 were zero, since Seattle Coffee was acquired at the end of the first quarter of 1998. Wholesale revenues for the twelve weeks ended March 21, 1999 were $10.2 million.

     Manufacturing Revenues. Manufacturing revenues consist of sales of proprietary fryers and other custom-fabricated restaurant equipment to distributors and franchisees. Manufacturing revenues increased $0.5 million from the first quarter of 1998 to the first quarter of 1999.

     Operating Costs and Expenses

     Restaurant Cost of Sales. Restaurant cost of sales for 1999 increased 24.6% or $7.6 million from the prior year. The increase was primarily attributable to the increase in restaurant sales. Expressed as a percentage of restaurant sales, cost of sales were 30.2% for the twelve weeks ended March 21, 1999, versus 31.9% for the twelve weeks ended March 22, 1998. The decrease in this percentage is primarily due to (i) favorable pricing obtained for chicken purchases due to a market decline in poultry prices, (ii) selective menu price increases taken during 1998 and (iii) favorable sales mixes.

     Restaurant Operating Expenses. Restaurant operating expenses for the twelve weeks ended March 21, 1999 increased $18.4 million or 38.7% from the corresponding period in 1998. The increase in restaurant operating expenses was primarily due to the increase in the number of Company-operated restaurants. Restaurant operating expenses as a percentage of restaurant sales were 51.8% for the twelve weeks ended March 21, 1999, compared to 49.1% for the twelve weeks ended March 22, 1998. The 2.7 point increase in this percentage was primarily attributable to higher restaurant operating costs incurred by the bakery cafe and Seattle Coffee segments. Restaurant operating expenses as a percentage of restaurant sales were 61.7% and 57.0% for the bakery cafe and Seattle Coffee segments, respectively, for the twelve weeks ended March 21, 1999. Rent expense as a percentage of sales for bakery cafe and Seattle Coffee segments was approximately 9 percentage points higher than that for the chicken restaurant segment.

This caused occupancy costs as a percentage of total company sales to increase by 2.9 percentage points.

     Wholesale Cost of Sales. Wholesale cost of sales represent the cost of coffee beans and the direct overhead used to roast and blend specialty coffee blends. Wholesale cost of sales were $5.0 million, which as a percentage of wholesale revenues was 49.5%.

     Wholesale Operating Expense. Wholesale operating costs represent the overhead incurred in connection with the distribution of specialty coffee blends. Wholesale operating costs were $2.7 million, which as a percentage of wholesale revenues was 26.7%.

     Manufacturing Cost of Sales. Manufacturing cost of sales represent the cost of raw materials and direct labor used to manufacture the restaurant equipment sold to franchisees and third parties and direct and indirect manufacturing overhead applied during the manufacturing process. Manufacturing cost of sales as a percentage of manufacturing revenues increased from 46.2% during the first quarter of 1998 to 50.0% during the first quarter of 1999.

     General and Administrative Expenses. General and administrative expenses increased $5.6 million or 27.6% during the first quarter of 1999 compared to the same period of a year ago. The increase was primarily attributable to general and administrative expenses incurred by the Seattle Coffee and Cinnabon operations, which totaled $3.6 million combined. As a percentage of total revenues, general and administrative expenses decreased from 17.8% for the twelve weeks ended March 22, 1998 to 16.4% for the twelve weeks ended March 21, 1999. The decrease in this percentage was primarily attributable to the acquisitions of Seattle Coffee and Cinnabon. Seattle Coffee's general and administrative expenses as a percentage of revenues was 11.3% for the twelve weeks ended March 21, 1999. Cinnabon's general and administrative expenses as a percentage of revenues was 10.6% for the twelve weeks ended March 21, 1999.

     Depreciation and Amortization. Depreciation and amortization for the first quarter of 1999 increased $3.0 million or 34.5% from the prior year. Depreciation and amortization as a percentage of total revenues decreased from 7.6% in 1998 to 7.4% in 1999. Depreciation and amortization attributable to Seattle Coffee and Cinnabon tangible and intangible assets totaled $2.8 million for the first quarter of 1999. Overall, net property and equipment of $261.0 million as of March 21, 1999 was up 12.6% over net property and equipment of $231.8 million at March 22, 1998. Net intangible assets as of March 21, 1999 were $208.6 million, versus net intangible assets of $178.4 million as of March 22, 1998.

     Income from Operations. Income from operations for the first quarter of 1999 increased $0.9 million or 14.8% from the first quarter of 1998. Income from operations for chicken restaurants increased $1.0 million or 6.4%. Increases in restaurant sales at

Company-operated and franchised chicken restaurants led to higher restaurant operating profits and royalty income, respectively.

     Net Interest Expense. Interest expense, net of capitalized interest, for the twelve weeks ended March 21, 1999 was $8.0 million, compared to $6.1 million for the twelve weeks ended March 22, 1999. The $1.9 million increase in interest expense was due to higher levels of average debt outstanding. The increase in average debt outstanding was primarily attributable to borrowings made under the Company's acquisition and revolving loan facilities during 1998 and borrowings made under the new Tranche B term loan.

     Income Taxes. The Company's effective tax rate for the twelve weeks ended March 21, 1999 was 40%, compared to 43% for the twelve weeks ended March 22, 1998. A reconciliation of the Federal statutory rate to the Company's effective tax rate began with a federal tax benefit rate of (35.0)% for fiscal year 1998 and a federal tax expense rate of 35.0% for fiscal year 1997. The tax benefit rate for 1998 was reduced for non-deductible amortization expense related to acquired goodwill.

Liquidity and Capital Resources

     The Company has financed its business activities primarily with funds generated from operating activities, proceeds from the sale of shares of common stock, proceeds from long-term debt and a revolving line of credit and proceeds from the sale of certain Company-operated restaurants.

     Net cash provided by operating activities for the twelve weeks ended March 21, 1999 and March 22, 1998 was $8.0 million and $9.2 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of March 21, 1999 was $5.9 million, compared to $10.6 million at March 22, 1998. The Company's working capital deficit as of March 21, 1999 and March 22, 1998 was approximately $37.5 million and $31.1 million, respectively.

     For the twelve weeks ended March 21, 1999 the Company invested in various capital projects totaling $9.1 million. During this period the Company invested $5.7 million in new restaurant locations and $3.4 million in other capital assets to update, replace and extend the lives of restaurant equipment and facilities and complete other projects. These capital projects were financed primarily through cash flows provided from normal operating activities and internal funds.

Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with the available borrowings under the 1997 Credit Facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments under the Senior Subordinated Notes and the 1997 Credit Facility.

Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. In addition, a portion of the Company's receivables are denominated in foreign currency, which exposes it to exchange rate movements. Historically, the Company has not utilized hedging contracts to manage its exposure to foreign currency rate fluctuations since the market risk associated with international receivables was not determined to be significant. However, during the first quarter of 1999 the Company entered into a foreign currency hedging agreement with respect to the Korean Won.

     The Company's net exposure to interest rate risk consists of its Senior Subordinated Notes and borrowings under its 1997 Credit Facility. The Senior Subordinated Notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under the Senior Subordinated Notes as of March 21, 1999 was $175.0 million. Should interest rates increase or decrease, the estimated fair
value of these notes would decrease or increase, respectively.   As of March 21,
1999, the fair value of the Senior Subordinated Notes exceeded the carrying amount by approximately $7.0 million. The Company's 1997 Credit Facility has borrowings made pursuant to it that bear interest rates that are benchmarked to US and European short-term interest rates. The balances outstanding under the 1997 Credit Facility as of March 21, 1999 totaled $166.9 million. The impact on the Company's annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under the 1997 Credit Facility would be approximately $1.7 million. This assumes no change in the volume or composition of the debt at March 21, 1999.

     The Company and its franchisees purchase certain commodities such as chicken, potatoes, flour, cooking oil and coffee beans. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or ceilings. The Company's and its franchisees principal raw material is fresh chicken. The purchase of fresh chicken accounts for half of the Company's restaurant cost of sales. In order
(i) to ensure favorable pricing for the Company's chicken purchases in the future, (ii) to reduce volatility in chicken prices and (iii) to maintain an adequate supply of fresh chicken, the Company has or will enter into two types of chicken purchasing arrangements with its suppliers. The first of these contracts is a grain-based "cost-plus" pricing arrangement that provides chicken prices based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other contract contains price provisions which limit the movement of prices up or down in any year and is based on the industry benchmark price (referred to as "Georgia Dock"). Both contracts have terms ranging from three to five years with provisions for certain annual price adjustments as defined in the contracts.

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

     The Company has adopted a Year 2000 plan that includes five phases. These phases are: 1) inventory 2) assess 3) remediate 4) test and 5) maintain. Although the pace of the work varies among IT and non-IT systems and the phases are often conducted in parallel, the inventory and assess phases have been substantially completed as of March 21, 1999 and the remediation phase is in progress. Under the Company's current plan, remediation and testing of IT systems is scheduled to be completed by the end of its third quarter of 1999. The Company anticipates the timely completion of this compliance assessment, which should mitigate the Year 2000 issue.

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

     The Company has not yet ascertained what the impact would be on the Company's financial position and results of operations in the event of failure of the Company's or third parties' IT and non-IT systems due to the Year 2000 issue. The Company began developing a contingency plan in the fourth quarter of 1998 and will continue to develop such plan during the second quarter of 1999 designed to allow continued operations in the event that such failures should occur.

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

                           PART 2. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     (a)  None.

     (b)  None.

     (c) In connection with the acquisition of SCC on March 18, 1998, the Company issued 70,141 shares of AFC's Common Stock on March 18, 1999 pursuant to a contingent earn-out provision defined in the acquisition agreement. All of these unregistered securities were issued by AFC pursuant to the limited offering exemption under Rule 506 of Regulation D.

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

                                       AFC Enterprises, Inc.


Date: May 4, 1999                      By:  /s/ Gerald J. Wilkins
                                            ------------------------
                                            Gerald J. Wilkins
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)