Form 10-Q
period 1999-06-13
AFC ENTERPRISES INC
filed 1999-07-28
CIK 1041379

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

                 For the quarterly period ended June 13, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


As of July 28, 1999, there were 39,303,582 shares of the registrant's Common Stock outstanding.

                             AFC ENTERPRISES, INC.
                                     INDEX

                                                                                       Page
                                                                                       ----
PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations - For the Twelve and
          Twenty-four Week Periods Ended June 13, 1999 and June 14, 1998 ............    3

          Condensed Consolidated Balance Sheets - June 13, 1999 and
          December 27, 1998 .........................................................    4

          Condensed Consolidated Statements of Cash Flows - For the Twenty-four
          Week Periods Ended June 13, 1999 and June 14, 1998 ........................    5

          Notes to Condensed Consolidated Financial Statements ......................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ................................................................   11

PART 2    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ..........................................   24

               (a) Exhibits .........................................................   24

               (b) Current Reports on Form 8-K ......................................   24

SIGNATURE ...........................................................................   24

                        PART 1 - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                             AFC Enterprises, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                                (In thousands)

                                                               12 Weeks Ended            24 Weeks Ended
                                                             6/13/99      6/14/98      6/13/99      6/14/98
                                                            --------     --------     --------     --------
Revenues:
  Restaurant sales....................................      $130,067     $110,631     $257,415     $207,658
  Revenues from franchising...........................        18,042       14,584       34,439       28,435
  Wholesale revenues..................................        11,702       10,130       21,873       10,130
  Manufacturing revenues..............................         2,027        1,828        3,840        3,147
  Other revenues......................................         2,089        2,074        4,116        4,124
                                                            --------     --------     --------     --------
    Total revenues....................................       163,927      139,247      321,683      253,494
                                                            --------     --------     --------     --------

Costs and expenses:
  Restaurant cost of sales............................        40,075       35,859        78,532       66,800
  Restaurant operating expenses.......................        65,503       55,159       131,531      102,786
  Wholesale cost of sales.............................         5,845        5,057        10,907        5,057
  SCC wholesale operating expenses ...................         2,818        2,216         5,527        2,216
  Manufacturing cost of sales.........................         1,417        1,014         2,344        1,652
  General and administrative..........................        24,466       21,709        50,369       41,897
  Depreciation and amortization.......................         9,222       10,779        20,870       19,438
                                                            --------     --------      --------     --------
    Total costs and expenses..........................       149,346      131,793       300,080      239,846
                                                            --------     --------      --------     --------

Income from operations................................        14,581        7,454        21,603       13,648

Other expenses:
  Interest, net........................................        7,601        7,049        15,610       13,115
                                                            --------     --------      --------     --------
Net income before income taxes.........................        6,980          405         5,993          533

  Income tax expense...................................        3,092          174         2,697          229
                                                            --------     --------      --------     --------
Net income.............................................     $  3,888     $    231      $  3,296     $    304
                                                            ========     ========      ========     ========

See accompanying notes to condensed consolidated financial statements.

                             AFC Enterprises, Inc.
                     Condensed Consolidated Balance Sheets

                                (In thousands)

                                                                      6/13/99     12/27/98
                                                                    -----------   --------
                                                                    (Unaudited)
Assets:
Current assets:
  Cash and cash equivalents.......................................    $ 16,279    $ 17,066
  Accounts and current notes receivable, net......................      17,858      16,728
  Income taxes, current...........................................       1,600       3,327
  Inventories.....................................................      13,917      13,182
  Deferred income taxes...........................................       3,542       4,577
  Prepaid expenses and other......................................       2,718       2,344
                                                                      --------    --------
         Total current assets.....................................      55,914      57,224
                                                                      --------    --------
Long-term assets:
  Notes receivable, net...........................................       3,651       4,066
  Deferred income taxes...........................................       3,937       4,416
  Property and equipment, net.....................................     261,683     263,141
  Other assets....................................................      19,471      19,498
  Intangible assets, net..........................................     212,305     208,120
                                                                      --------    --------
         Total long-term assets...................................     501,047     499,241
                                                                      --------    --------
             Total assets.........................................    $556,961    $556,465
                                                                      ========    ========
Liabilities and Shareholders' Equity:
Current liabilities:
  Accounts payable................................................    $ 33,311    $ 40,579
  Current portion of long-term debt and capital
     lease obligations............................................      14,667      14,406
  Bank overdrafts.................................................      11,695       6,248
  Income taxes payable............................................         288           -
  Short-term borrowings...........................................      13,000       7,000
  Accrued expenses and other......................................      23,931      23,047
                                                                      --------    --------
         Total current liabilities................................      96,892      91,280
                                                                      --------    --------
Long-term liabilities:
  Long-term debt, net of current portion..........................      83,165      87,744
  Acquisition line of credit......................................      68,000      68,000
  10.25% Subordinated notes payable...............................     175,000     175,000
  Capital lease obligations, net of current portion...............       6,086       8,561
  Other liabilities...............................................      36,297      37,963
                                                                      --------    --------
  Total long-term liabilities.....................................     368,548     377,268
                                                                      --------    --------
 Total liabilities................................................     465,440     468,548
                                                                      --------    --------
Shareholders' equity:
  Common stock....................................................         393         392
  Capital in excess of par value..................................     152,139     151,632
  Accumulated deficit.............................................     (54,673)    (57,969)
  Notes receivable - officers.....................................      (6,338)     (6,138)
                                                                      --------    --------
  Total shareholders' equity......................................      91,521      87,917
                                                                      --------    --------
 Total liabilities and shareholders' equity.......................    $556,961    $556,465
                                                                      ========    ========

See accompanying notes to condensed consolidated financial statements.

                             AFC Enterprises, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                                         24 Weeks Ended
                                                                                                       6/13/99      6/14/98
                                                                                                      --------     --------
Cash flows provided by (used in) operating activities:
  Net income........................................................................................  $  3,296     $    304
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization....................................................................    20,870       19,438
   Deferred compensation and other..................................................................       499        1,222
   Other............................................................................................       268       (3,358)
   (Increase) decrease in operating assets..........................................................       632       (8,857)
   Increase (decrease) in operating liabilities.....................................................   (12,370)      (1,170)
                                                                                                      --------     --------
      Total adjustments.............................................................................     9,899        7,275
                                                                                                      --------     --------
  Net cash provided by operating activities.........................................................    13,195        7,579
                                                                                                      --------     --------
Cash flows provided by (used in) investing activities:
  Proceeds from disposition of property and equipment...............................................     1,086          379
  Investment in property and equipment..............................................................   (19,153)      (8,013)
  Investment in Pinetree goodwill...................................................................       (99)     (23,707)
  Investment in Pinetree property and equipment.....................................................         -      (16,281)
  Investment in SCC goodwill........................................................................      (858)     (28,537)
  Investment in SCC property and equipment..........................................................         -      (15,639)
  Notes receivable additions........................................................................       (74)         (83)
  Payments received on notes........................................................................     1,441        1,240
                                                                                                      --------     --------
  Net cash used in investing activities.............................................................   (17,657)     (90,641)
                                                                                                      --------     --------
Cash flows provided by (used in) financing activities:
  Principal payments of long-term debt, net.........................................................    (3,759)      (2,555)
  Net borrowings under Acquisition line of credit...................................................         -       68,000
  Proceeds from subordinated notes..................................................................         -            -
  Net borrowings under short-term revolver..........................................................     6,000            -
  Principal payments for capital lease obligations..................................................    (3,826)      (3,349)
  Increase (decrease) in bank overdrafts, net.......................................................     5,447          618
  Notes receivable - officers payments..............................................................         -            1
  Notes receivable - officers interest..............................................................      (153)        (134)
  Issuance of common stock..........................................................................         8            1
  Debt issuance costs...............................................................................       (42)         (84)
                                                                                                      --------     --------
  Net cash provided by financing activities.........................................................     3,675       62,498
                                                                                                      --------     --------

  Net decrease in cash and cash equivalents.........................................................      (787)     (20,564)
  Cash and cash equivalents at beginning of the period..............................................    17,066       32,964
                                                                                                      --------     --------
  Cash and cash equivalents at end of the period....................................................  $ 16,279     $ 12,400
                                                                                                      ========     ========
Supplemental Cash Flow Information:
  Cash payments for income taxes....................................................................  $   (832)    $  2,127
  Cash payments for interest........................................................................    14,397       12,649
  Noncash investing and financing activities:
   Capital lease obligations incurred...............................................................       100        3,546
   Issuance of common stock, options and warrants...................................................       814       25,497

See accompanying notes to condensed consolidated financial statements.

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

     Revenues:
                                  12 Weeks Ended        24 Weeks Ended
                                6/13/99    6/14/98    6/13/99    6/14/98
                               --------   --------   --------   --------
                                             (in thousands)
     Chicken.................  $123,449   $116,419   $241,769   $224,226
     Coffee..................    17,077     15,816     32,345     15,816
     Bakery cafe.............    16,571        958     34,672      1,891
     International...........     2,960      2,176      5,388      4,347
     Other...................     2,544      2,257      4,467      4,894
     Inter-segment revenues..      (750)      (446)    (1,021)    (1,747)
     Corporate...............     2,076      2,067      4,063      4,067
                               --------   --------   --------   --------
        Total Revenues.......  $163,927   $139,247   $321,683   $253,494
                               ========   ========   ========   ========

     Inter-segment revenues represent Ultrafryer sales to Company-operated restaurants and SCC coffee sales to CII Company-operated bakeries. These revenues are eliminated in consolidation.


     Operating Income (Loss)(EBITDA):

                                     12 Weeks Ended        24 Weeks Ended
                                   6/13/99    6/14/98    6/13/99    6/14/98
                                   -------   --------   --------   --------
                                                (in thousands)
     Chicken.....................  $24,621   $ 20,983   $ 46,977   $ 41,235
     Coffee......................    2,344      1,720      3,698      1,720
     Bakery cafe.................    1,300       (327)     2,904       (707)
     International...............    1,332      1,050      2,303      2,311
     Other.......................      233        212        441        560
     Corporate...................   (5,551)    (4,735)   (12,932)   (10,827)
                                   -------   --------   --------   --------
        Total Operating
          Income.................  $24,279   $ 18,903   $ 43,391   $ 34,292
                                   =======   ========   ========   ========

     Adjustments to reconcile to
       income from operations:
     Depreciation and
       amortization..............   (9,222)   (10,779)   (20,870)   (19,438)
     Compensation expense
       related to stock options..     (245)      (403)      (499)    (1,222)
     Gain/(loss) on fixed asset
       write-offs................     (231)      (267)      (419)        16
                                   -------   --------   --------   --------
        Income from operations...  $14,581   $  7,454   $ 21,603   $ 13,648
                                   =======   ========   ========   ========

     There have been no material changes to the Company's total assets by reportable segment at June 13, 1999 from the amounts disclosed in the Company's consolidated financial statements for the fiscal year ended December 27, 1998.

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

     The Company accounted for this acquisition as a purchase in accordance with APB 16. The allocation of the purchase price resulted in the Company recording goodwill in the amount of approximately $43.7 million, which is being amortized on a straight-line basis over a forty-year period. The Company is in the process of analyzing the fair values of the tangible and intangible assets acquired from CII. During the second quarter, The Company recorded a $3.6 million write-down of certain fixed assets acquired from CII. The write-down was accounted for as a purchase price adjustment, which increased goodwill. The Company is continuing its review of asset values and anticipates completing this process by the third quarter of 1999.

     The Company developed an exit plan involving CII's corporate headquarters in Seattle, Washington during the second quarter. The exit plan included severance, relocation and integration costs. The Company recorded a liability of $1.1 million and accounted for the liability as a purchase price adjustment, which increased goodwill.

     The Company booked $0.5 million in liabilities in the second quarter mainly due to pre-acquisition pending litigation and classified the transaction as a purchase price adjustment, thereby increasing goodwill by that amount.

Pro Forma Financial Information

     The following unaudited pro forma results of operations for the twelve and twenty-four weeks ended June 14, 1998 assumes the acquisition of CII occurred as of the beginning of the period (in thousands).

                                12 Weeks        24 Weeks
                                  Ended           Ended
                                 6/14/98         6/14/98
                                --------        --------

     Total revenues..           $156,767        $289,073
                                ========        ========

     Net loss........           $ (1,905)       $ (8,212)
                                ========        ========

     The twelve weeks ended June 14, 1998 include CII's operations for the three-month period ended June 28, 1998. The twenty-four weeks ended June 14, 1998 include CII's operations for the six-month period ended June 28, 1998.

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

4.   Long-Term Bonus Plan

     Effective January 1, 1999, the Company adopted a long-term bonus plan for its current and future employees. The plan provides for the potential payout of a bonus, in cash, AFC common stock or both, contingent upon one or both of the following occurrences during a five year period beginning on January 1, 1999 and ending on December 31, 2003:

     a) On the assumption that AFC's common stock is publicly traded, AFC's common stock reaches an average stock price of $31 per share for a period of at least twenty consecutive trading days, and /or,

     b) AFC's earnings per share is $2.25 for any fiscal year ending on or before December 31, 2003.

The amount of the bonus ranges from 110% to 10% of the individual employee's base salary at the time either benchmark is met. The percentage is based upon the individual employee's employment date within the period the bonus plan is in effect. At June 13, 1999, the Company did not have a liability recorded in its consolidated financial statements for the bonus payout. The Company will record a liability for the bonus payout when the amount is both probable and estimable.

5.   Change in Accounting Estimate

     During the second quarter, the Company assessed the estimated useful lives of its buildings, equipment and leasehold improvements. The Company analyzed historical data regarding restaurant operations, actual lives of restaurant properties and property leasing arrangements related to Churchs and Popeyes. Churchs began operating in 1952 while Popeyes initiated their operations in 1972. Based on this analysis, the Company revised its estimated useful lives for certain fixed asset categories as follows:

     1) Buildings  useful life range changed from 7-20 years to 5-35 years.

     2) Equipment  useful life range changed from 3-8 years to 3-15 years.

     3) Leasehold improvements the Company will continue to depreciate leasehold improvements over the lesser of the lease term or the estimated useful life of the asset, however, the lease term will include all lease option periods under contract that management anticipates will be utilized. Previously, the Company only considered the primary term of the lease in assessing the life of a leasehold improvement.

This change in accounting estimate resulted in a $2.1 million decrease in depreciation expense during the second quarter. Net of income taxes, net income increased $1.2 million as a result of changing the estimated useful lives of certain fixed asset categories in the second quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in any discussion of the Company's expected future performance or operations, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that these will be realized. Such performance could be materially affected by a number of factors, including without limitation those factors set forth in the "Item 1. Business" section in the Company's Annual Report on Form 10-K.

Results of Operations

     The following table presents selected revenues and expenses as a percentage of total revenues for the Company's Consolidated Statements of Operations for the twelve-week and twenty-four week periods ended June 13, 1999 and June 14, 1998.

                                            12 Weeks Ended                24 Weeks Ended
                                         --------------------        -----------------------
                                          June 13,   June 14,         June 13,      June 14,
                                           1999       1998             1999           1998
                                         ---------  ---------         --------      --------
Revenues:
  Restaurant sales...................      79.4%      79.5%             80.0%          81.9%
  Franchise revenues.................      11.0       10.5              10.7           11.2
  Wholesale revenues.................       7.1        7.3               6.8            4.0
  Manufacturing revenues.............       1.2        1.3               1.2            1.3
  Other revenues.....................       1.3        1.5               1.3            1.6
       Total revenues................     100.0%     100.0%            100.0%         100.0%

Costs and expenses:
  Restaurant cost of sales (1).......      30.8%      32.5%             30.5%          32.2%
  Restaurant operating expenses (1)..      50.3       49.9              51.0           49.5
  Wholesale cost of sales (2)........      49.6       49.5              49.8           50.5
  Wholesale operating costs (2)......      23.9       21.8              25.1           21.8
  Manufacturing cost of sales (3)....      70.0       55.6              63.2           53.1
  General and administrative.........      14.9       15.6              15.7           16.5
  Depreciation and amortization......       5.6        7.8               6.5            7.7

       Total costs and expenses......      91.1       94.7              93.3           94.6

Income from operations...............       8.9        5.3               6.7            5.4

Interest expense, net................       4.6        5.0               4.8            5.2

Net income before taxes..............       4.3        0.3               1.9            0.2

Income tax expense...................      (1.9)      (0.1)             (0.8)          (0.1)

Net income...........................       2.4%       0.2%              1.1%           0.1%

(1) Expressed as a percentage of restaurant sales by Company-operated restaurants.
(2)  Expressed as a percentage of wholesale revenues.
(3)  Expressed as a percentage of manufacturing revenues.


Selected Financial Data

The following table sets forth certain financial information and other restaurant, bakery and cafe data relating to Company-operated and franchised restaurants, bakeries and cafes (as reported to the Company by franchisees) for the twelve week and twenty-four week periods ended June 13, 1999 and June 14, 1998:


                                                   12 Weeks Ended                            24 Weeks Ended
                                         -----------------------------------        -------------------------------
                                          June 13,      June 14,    % change       June 13,     June 14,   % change
                                           1999          1998        98-99           1999         1998      98-99
                                         ---------     ---------    --------       --------     --------   --------
                                                                  (dollars in millions)

EBITDA, as defined (1)..............     $  24.3        $ 18.9       28.6%        $  43.4          $34.3     26.5%

EBITDA margin.......................        14.8%         13.6%       9.1%           13.5%          13.5%      --

Capital Expenditures (2)............     $   9.8        $  6.3       55.8%        $  18.7          $12.0     55.7%

Restaurant, bakery and cafe data (unaudited):

Systemwide sales:
  Popeyes...........................     $241.3         $217.9       10.8%         $478.1         $417.3     14.6%
  Churchs...........................      188.9          175.8        7.5           367.8          343.7      7.0
  Cinnabon (3)......................       31.5            N/A        N/A            64.0            N/A      N/A
  Seattle Coffee (4)................        6.6            6.8       (4.4)           12.7            6.8      N/A
  Chesapeake........................       10.7           14.9      (28.1)           22.6           29.9    (24.6)
                                         ------         ------                    -------         ------
       Total........................     $479.0         $415.4       15.3%         $945.2         $797.7     18.5%
                                         ======         ======                     ======         ======
Systemwide unit openings:
  Popeyes...........................       31             19         63.2%           56            109 (5)  (48.6)%
  Churchs...........................       37             21         76.2            62             40       55.0
  Cinnabon..........................       10            N/A          N/A            15            N/A        N/A
  Seattle Coffee....................        4              5        (20.0)            8              5        N/A
  Chesapeake........................        -              1       (100.0)            1              7      (85.7)
                                          ---            ---                        ---            ---
       Total........................       82             46         80.4%          142            161      (11.2)%
                                          ===            ===      =======           ===            ===      =====
Systemwide units open,
 end of period:
  Popeyes...........................                                              1,326          1,231        7.7%
  Churchs...........................                                              1,448          1,377        5.2
  Cinnabon..........................                                                370            N/A        N/A
  Seattle Coffee....................                                                 79             73        8.2
  Chesapeake........................                                                 91            133      (31.6)
                                                                                  -----          -----
  Total.............................                                              3,314          2,814       17.8%
                                                                                  =====          =====
Systemwide percentage change in
 comparable unit sales (3)
  Popeyes domestic..................     6.3%            4.8%                       6.8%           4.1%
  Churchs domestic..................     1.5             4.3                        1.7            4.3
  Popeyes international.............    (5.2)          (13.4)                      (4.5)         (12.7)
  Churchs international.............     0.2            (6.1)                      (0.4)          (4.3)
  Seattle Coffee domestic (4).......     3.6               -                          -              -


(1) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for items related to gains/losses on asset dispositions and writedowns and compensation expense related to stock option activity (deferred compensation).
(2) Excludes fixed assets added in connection with the Seattle Coffee and Pinetree acquisitions and capital expenditures made to convert the Pinetree restaurants to Popeyes Company-operated restaurants.
(3) Prior period sales figures for Cinnabon are not comparable since this acquisition occurred during 1998.
(4) Prior year-to-date sales figures for Seattle Coffee are not comparable since this acquisition occurred during 1998.
(5) Includes the conversion of 66 Hardees restaurants to Popeyes Company-operated restaurants.


For the Twelve Weeks Ended June 13, 1999 and June 14, 1998

Certain items relating to prior periods have been reclassified to conform with current presentation.

Revenues

     Restaurant Sales. Restaurant sales increased 17.7% or $19.5 million over the prior year, primarily due to sales generated by Company-operated Cinnabon bakery cafes acquired during late 1998 and overall comparable sales growth of 2.4% for the quarter versus the same period in prior year.

Chicken

     Sales at Company-operated chicken restaurants grew 4.7% or $4.9 million from the prior year. The sales increase was due to an increase in comparable sales for Company-operated chicken restaurants open for at least one year of 2.5% for the second quarter of 1999.

Bakery Cafe

     Sales at Company-operated bakery cafes rose $15.0 million from the prior year. Sales increased due to the acquisition of the Cinnabon bakery cafes in October 1998 as sales for the Cinnabon bakeries during the second quarter of 1999 were $15.0 million. Bakery sales at Company-operated Chesapeake locations remained the same between the second quarters of 1999 and 1998.

Seattle Coffee

     Company-operated cafe sales of $5.3 million in the second quarter of 1999 declined by $0.3 million versus the same period in prior year. Prior year's second quarter included three additional weeks of sales compared to 1999 due to the timing of the acquisition of Seattle Coffee Company and the related transition process of consolidating their operations with AFC.

     Franchise Revenues. Franchise revenues increased $3.4 million or 23.3% from the prior year.

Chicken

     Domestic revenues from franchising for chicken restaurants increased $2.1 million or 17.9% from the prior year. Franchise royalty revenues increased $1.6 million or 14.1%. The increase in franchise royalty revenue was partly attributable to a 112 unit increase in the average number of chicken franchised restaurants open during the second quarter of 1999 as compared to the second quarter of 1998. The remaining increase was due to an increase in comparable sales for domestic franchised restaurants of 5.0% for the second quarter of 1999. Franchise fee income for the second quarter of 1999 was up $0.5 million over the prior year. The increase was due to domestic franchised restaurant openings of 44 units during the second quarter of 1999 surpassing openings in the second quarter of 1998 by nineteen.

Bakery Cafe

     Revenues from franchising for bakery cafes during 1999 increased $0.6 million or 86.1% from the prior year, primarily due to the acquisition of the Cinnabon bakeries in October 1998. Royalty revenues for Cinnabon bakeries were $0.8 million during the second quarter of 1999. Royalty revenues for Chesapeake bakeries were down $0.2 million for the twelve weeks ended June 13, 1999 versus the twelve weeks ended June 14, 1998. The closing of 74 domestic franchised Chesapeake bakeries in 1998 and 1999 resulted in the decrease in royalty revenues in 1999 versus 1998. Franchise fee income for bakery cafes for the second quarter of 1999 was down $0.1 million from the second quarter of 1998.

International

     International franchise revenues grew $0.7 million or 24.6% from the prior year. International franchise royalty revenue increased $0.3 million, despite the fact that international comparable sales were down 2.2% for the second quarter of 1999 compared to the second quarter of 1998. A 6.0% increase in the average number of franchised international restaurants from the second quarter of 1998 to the second quarter of 1999, led to the increase in international franchise royalties for the quarter. International franchise fee revenue for the second quarter of 1999 increased $0.4 million compared to the corresponding period in 1998. The increase was due in part to (i) the number of international franchised restaurant openings during the second quarter of 1999 exceeding the openings in the prior year by five and (ii) the recognition of $0.3 million in fee income on defaulted development contracts.

     Wholesale Revenues. The Company's wholesale revenues consist of sales of premium brand coffee from its Seattle Coffee roasting and distribution operations to food service retailers, supermarkets and its own coffee cafes. Wholesale revenues increased $1.6 million or 15.8% in the second quarter of 1999 versus the second quarter of 1998.

The increase was due to new wholesale customers and sales growth from existing customers.

     Operating Costs and Expenses

     Restaurant Cost of Sales. Restaurant cost of sales for 1999 increased 11.7% or $4.2 million from the prior year. The increase was primarily attributable to the increase in restaurant sales. Expressed as a percentage of restaurant sales, cost of sales were 30.8% for the twelve weeks ended June 13, 1999, versus 32.5% for the twelve weeks ended June 14, 1998. The decrease in this percentage is primarily due to selective menu price increases taken during 1998.

     Restaurant Operating Expenses. Restaurant operating expenses for the twelve weeks ended June 13, 1999 increased $10.3 million or 18.7% from the corresponding period in 1998. The rise in restaurant sales during this time period led to the increase in restaurant operating expenses. In addition, the increase in the number of Company-operated restaurants also contributed to the increase in expense. At the end of the second quarter of 1999, there were 942 Company-operated restaurants, bakeries and cafes open compared to 730 open at the end of the second quarter of 1998.

     Wholesale Cost of Sales. Wholesale cost of sales represent the cost of coffee beans and the direct overhead used to roast and blend specialty coffee blends within Seattle Coffee's operations. Wholesale cost of sales were $5.8 million in the second quarter of 1999, which was $0.8 million higher than the comparable period in 1998. The increase was attributable to the growth in wholesale revenues for the same periods.

     Wholesale Operating Expense. Wholesale operating expenses represent the overhead incurred in connection with the distribution of specialty coffee blends within Seattle Coffee's operations. Wholesale operating costs were $2.8 million during the second quarter of 1999, which exceeded the prior year quarter by $0.6 million. The increase in wholesale revenues during the second quarter of 1999 versus 1998 resulted in the increase in wholesale operating expenses for the same periods.

     General and Administrative Expenses. General and administrative expenses increased $2.8 million or 12.9% during the second quarter of 1999 compared to the same period of a year ago. The addition of Cinnabon's operations accounted for $1.8 million of the second quarter 1999 increase in general and administrative expenses. Additionally, operational growth in the Company's chicken and international segments led to added administrative expenses in the second quarter when compared to the second quarter of 1998.

     Depreciation and Amortization. Depreciation and amortization for the second quarter of 1999 decreased $1.6 million from the prior year. The decline was mainly due to changes made to certain fixed asset useful lives in the second quarter of 1999. The Company analyzed the useful lives of buildings, equipment and leasehold improvements and primarily changed the estimated useful lives related to these asset types. The Company increased and decreased the estimated useful lives of certain assets. In some cases the lives were not adjusted based on the analysis performed by the Company. The net impact of the change in lives resulted in a $2.1 million adjustment to reduce depreciation expense in the second quarter of 1999. The $2.1 million decrease was offset by $0.5 million due to growth in the Company's tangible and intangible asset base during the 1999 second quarter versus the 1998 second quarter.

     Income from Operations. Income from operations for the second quarter of 1999 increased $7.2 million or 97.3% from the second quarter of 1998. Income from operations for the chicken segment increased $1.8 million or 11.1%. Increases in restaurant sales at Company-operated and domestic franchised chicken restaurants led to higher restaurant operating profits and royalty income, respectively. Spurred by an increase in wholesale coffee sales, Seattle Coffee posted a $0.7 million increase in income from operations for the second quarter versus the same period in the prior year. The remaining increase in income from operations stemmed from the Company's ability to control corporate expenses and a $2.1 million adjustment to reduce depreciation expense during the second quarter of 1999.

     Net Interest Expense. Interest expense, net of capitalized interest, for the twelve weeks ended June 13, 1999 was $7.6 million, compared to $7.0 million for the twelve weeks ended June 14, 1998. The $0.6 million increase in interest expense was due to higher levels of average debt outstanding primarily attributable to borrowings made under the Company's revolving loan facility during 1999 and borrowings made under the new Tranche B term loan.

For the Twenty-four Weeks Ended June 13, 1999 and June 14, 1998

Certain items relating to prior periods have been reclassified to conform with current presentation.

Revenues

     Restaurant Sales. Restaurant sales were up 23.9% or $49.7 million over the prior year, primarily due to sales generated by Company-operated Cinnabon bakery cafes acquired during 1998 and increased sales in the chicken segment.

Chicken

     Sales at Company-operated chicken restaurants increased 6.9% or $13.9 million from the prior year. The increase was primarily attributable to sales generated by Company-operated restaurants opened from June 15, 1998 to June 13, 1999. The average number of Company-operated chicken restaurants open during the twenty-four weeks ended June 14, 1998 was 645, while the average number of Company-operated chicken restaurants open during the twenty-four weeks ended
June 13, 1999 was 666. The remaining sales increase was due to an increase in comparable sales for Company-operated chicken restaurants open for at least one year of 2.4% for the twenty-four weeks ended June 13, 1999.

Bakery Cafe

     Sales at Company-operated bakery cafes were up $31.6 million from the prior year. Sales increased due to the acquisition of the Cinnabon bakery cafes in October 1998. Sales for the Cinnabon bakeries year-to-date were $31.5 million.

Seattle Coffee

     Seattle Coffee Company-operated cafes posted sales of $10.4 million for the year-to-date period ended June 13, 1999, which exceeded prior year by $4.7 million. The increase in sales was attributable to the timing of the Seattle Coffee acquisition. The Company acquired Seattle Coffee at the end of the first quarter of 1998, therefore, prior year's sales do not represent a full twenty-four week period.

     Franchise Revenues. Franchise revenues increased $6.1 million or 21.5% from the prior year.

Chicken

     Domestic revenues from franchising for chicken restaurants increased $3.7 million or 16.4% from the prior year. Franchise royalty revenues increased $3.1 million or 14.4%. The increase in franchise royalty revenue was partly attributable to a 107 unit increase in the average number of franchised chicken restaurants open during the twenty-four week period ended June 13, 1999 as compared to the comparable period in 1998. The remaining increase was attributable to an increase in comparable sales for domestic franchised restaurants of 5.5% for the first two quarters of 1999. Franchise fee income for the twenty-four weeks ended June 13, 1999 was up $0.6 million over the prior year. The increase was due to domestic franchised openings of 76 units during this time frame in 1999 surpassing openings in the comparable period in 1998 by twenty-one.

Bakery Cafe

     Revenues from franchising for bakery cafes during 1998 increased $1.2 million or 85.0% from the prior year, primarily due to the acquisition of the Cinnabon bakeries in October 1998. Royalty revenues for Cinnabon bakeries were $1.7 million during the first two quarters of 1999. Royalty revenues for Chesapeake bakeries were down $0.2 million for the twenty-four weeks ended June 13, 1999 versus the corresponding period in 1998. The decrease resulted from the closing of 74 domestic franchised Chesapeake bakeries in 1998 and year-to-date 1999. Franchise fee income for bakery cafes for the twenty-four weeks ended June 13, 1999 dropped $0.3 million versus the same period in 1998. Chesapeake's franchise fee income declined $0.3 million for the year at June 13, 1999 versus the comparable period in 1998. In 1998, Chesapeake recognized $0.3 million in fee income on defaulted development agreements, which did not reoccur during the twenty-four week period ended June 13, 1999.

International

     International franchise revenues rose $0.9 million or 20.1% from the prior year. International franchise royalty revenue increased $0.5 million, despite the fact that international comparable sales decreased 2.1% for the first two quarters of 1999 compared to the first two quarters of 1998. A 5.7% increase in average open restaurants when comparing year-to-date 1999 to 1998 also contributed to the growth in royalty revenue. International franchise fee income for the twenty-four week period ended June 13, 1999 increased $0.4 million versus prior year. The majority of the increase represents income generated from defaulted development contracts.

     Wholesale Revenues. Wholesale revenues of $21.9 million during the twenty-four weeks ended June 13, 1999 surpassed prior year by $11.7 million. The increase was attributable to the timing of the Seattle Coffee acquisition. The Company acquired Seattle Coffee at the end of the first quarter of 1998, therefore, prior year's wholesale revenues do not represent a full twenty-four week period.

     Operating Costs and Expenses

     Restaurant Cost of Sales. Restaurant cost of sales for 1999 increased 17.5% or $11.7 million from the prior year. The increase was primarily attributable to the increase in restaurant sales. Expressed as a percentage of restaurant sales, cost of sales were 30.5% for the twenty-four weeks ended June 13, 1999, versus 32.2% for the twenty-four weeks ended June 14, 1998. The decrease in this percentage is primarily due to selective menu price increases taken during 1998.

     Restaurant Operating Expenses. Restaurant operating expenses for the year-to-date period ended June 13, 1999 increased $28.7 million or 27.9% from the corresponding period in 1998. The rise in restaurant sales during this time period led to the increase in restaurant operating expenses. In addition, the increase in the number of Company-operated restaurants also contributed to the increase in expense. At the end of the second quarter of 1999, there were 942 Company-operated restaurants, bakeries and cafes open compared to 730 open at the end of the second quarter of 1998.

     Wholesale Cost of Sales. Wholesale cost of sales were $10.9 million in the twenty-four week period ended June 13, 1999, which was $5.8 million higher than the comparable period in 1998. The increase in cost of sales was attributable to the timing of the Seattle Coffee acquisition. The Company acquired Seattle Coffee at the end of the first quarter of 1998, therefore, prior year's cost of sales do not represent a full twenty-four week period.

     Wholesale Operating Expense. Wholesale operating costs were $5.5 million for the year-to-date period ended June 13, 1999, which exceeded prior year by $3.3 million. The increase in cost of sales was attributable to the timing of the Seattle Coffee acquisition. The Company acquired Seattle Coffee at the end of the first quarter of 1998, therefore, prior year's wholesale operating expenses do not represent a full twenty-four week period.

     General and Administrative Expenses. General and administrative expenses increased $8.5 million or 20.3% during the twenty-four weeks ended June 13, 1999 compared to the same period of a year ago. The addition of Cinnabon's operations accounted for $3.7 million of the increase in general and administrative expenses. Approximately $1.4 million of the increase in general and administrative expenses was attributable to the timing of the Seattle Coffee acquisition. The Company acquired Seattle Coffee at the end of the first quarter of 1998, therefore, prior year's expenses do not represent a full twenty-four week period regarding Seattle Coffee operations. Additionally, operational growth in the Company's chicken and international segments resulted in added administrative expenses in the twenty-four weeks ended June 13, 1999 when compared to the same period in 1998.

     Depreciation and Amortization. In the twenty-four week period ended June 13, 1999, depreciation and amortization rose $1.5 million from the prior year. Depreciation and amortization increased due to the Cinnabon acquisition and overall growth in the Company's tangible and intangible asset base during the year-to-date period ended June 13, 1999 versus the like period in 1998. The increase was offset by a $2.1 million adjustment to decrease depreciation expense during the second quarter of 1999 due to changes made to estimated useful lives of certain fixed asset types.

     Income from Operations. Income from operations for the year-to-date period ended June 13, 1999 increased $8.0 million or 58.8% versus prior year. Income from operations for the chicken segment increased $3.0 million or 9.4%. Increases in restaurant sales at Company-operated and domestic franchised chicken restaurants led to higher restaurant operating profits and royalty income, respectively. Spurred by an increase in wholesale coffee sales, Seattle Coffee posted a $0.9 million increase in income from operations for the twenty-four weeks ended June 13, 1999 compared to the same period in the prior year. Although the bakery cafe segment recorded an operating loss for the twenty-four week period ended June 13, 1999, it was an improvement of $0.6 million compared to prior year. The remaining increase in income from operations stemmed from the Company's ability to control corporate expenses and a $2.1 million adjustment to reduce depreciation expense during the second quarter of 1999.

     Net Interest Expense. Interest expense, net of capitalized interest, for the twenty-four weeks ended June 13, 1999 was $15.6 million, compared to $13.1 million for the twenty-four weeks ended June 14, 1998. The $2.5 million increase in interest expense was due to higher levels of average debt outstanding primarily attributable to borrowings made under the Company's revolving loan facility during 1999 and borrowings made under the new Tranche B term loan.

Liquidity and Capital Resources

     The Company has financed its business activities primarily with funds generated from operating activities, proceeds from the sale of shares of common stock, proceeds from long-term debt and a revolving line of credit and proceeds from the sale of certain Company-operated restaurants.

     Net cash provided by operating activities for the twenty-four weeks ended June 13, 1999 and June 14, 1998 was $13.2 million and $7.6 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of June 13, 1999 was $4.6 million, compared to $2.1 million at June 14, 1998. The Company's working capital deficit as of June 13, 1999 and June 14, 1998 was approximately $41.0 million and $33.5 million, respectively.

     For the twenty-four weeks ended June 13, 1999 the Company invested in various capital projects totaling $18.7 million. During this period the Company invested $10.8 million in new restaurant locations and $3.0 million in other capital assets to update, replace and extend the lives of restaurant equipment and facilities and complete other projects. The Company spent the remaining $4.9 million in capital expenditures on corporate and computer system related initiatives. These capital projects were financed primarily through cash flows provided from normal operating activities and internal funds.

     Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with the available borrowings under the 1997 Credit Facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled principal and interest payments under the Senior Subordinated Notes and the 1997 Credit Facility.

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

     The Company's net exposure to interest rate risk consists of its Senior Subordinated Notes and borrowings under its 1997 Credit Facility. The Senior Subordinated Notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under the Senior Subordinated Notes as of June 13, 1999 was $175.0 million.

Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of June 13, 1999, the fair value of the Senior Subordinated Notes exceeded the carrying amount by approximately $7.0 million. The Company's 1997 Credit Facility has borrowings made pursuant to it that bear interest rates that are benchmarked to U.S. and European short-term interest rates. The balances outstanding under the 1997 Credit Facility as of June 13, 1999 totaled $171.8 million. The impact on the Company's annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under the 1997 Credit Facility would be approximately $1.7 million. This assumes no change in the volume or composition of the debt at June 13, 1999.

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

     The Company has adopted a Year 2000 plan that includes five phases. These phases are: 1) inventory 2) assess 3) remediate 4) test and 5) maintain. Although the pace of the work varies among IT and non-IT systems and the phases are often conducted in parallel, the inventory and assess phases have been substantially completed as of June 13, 1999 and the remediation phase is in progress. Under the Company's current plan, remediation and testing of IT systems is scheduled to be completed by the end of its third quarter of 1999. The Company anticipates the timely completion of this compliance assessment, which should mitigate the Year 2000 issue.

     To date, the Company has incurred approximately $0.5 million in Year 2000 costs. These costs are primarily related to fees paid to outside consultants to develop a Year 2000 strategy, test core systems, develop a contingency planning approach and assist with project administration. The Company estimates that the total costs of addressing the Year 2000 issue will approximate $0.9 million, including the amount that has already been expended. These costs will be funded through operating cash flows.

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

     The Company has not yet ascertained what the impact would be on the Company's financial position and results of operations in the event of failure of the Company's or third parties' IT and non-IT systems due to the Year 2000 issue. The Company began developing a contingency plan in the fourth quarter of 1998 and will continue to develop such plan during the third quarter of 1999 designed to allow continued operations in the event that such failures should occur.

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

                           PART 2. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

     The following exhibits are included herewith:

       10.87 AFC Enterprises, Inc. 1999-2003 Long-Term Employee Success Plan, effective January 1, 1999.

       27.1  Financial Data Schedule

(b)  Current Reports on Form 8-K

     None.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AFC Enterprises, Inc.


Date: July 28, 1999                 By: /s/ Gerald J. Wilkins
                                        -----------------------------
                                             Gerald J. Wilkins
                                          Chief Financial Officer
                                         (Principal Financial and
                                            Accounting Officer)