Form 10-Q
period 1999-09-05
AFC ENTERPRISES INC
filed 1999-10-20
CIK 1041379

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 5, 1999
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from..............to..............

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

                                  Yes X    No ___
                                     ---


As of October 20, 1999, there were 39,392,675 shares of the registrant's Common Stock outstanding.

                             AFC ENTERPRISES, INC.
                                     INDEX

                                                                                         Page
                                                                                         ----
PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations - For the Twelve and
           Thirty-six Week Periods Ended September 5, 1999 and September 6, 1998.....     3

          Condensed Consolidated Balance Sheets - September 5, 1999 and
           December 27, 1998.........................................................     4

          Condensed Consolidated Statements of Cash Flows - For the Thirty-six
           Week Periods Ended September 5, 1999 and September 6, 1998 ...............     5

          Notes to Condensed Consolidated Financial Statements.......................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
           of Operations.............................................................    12

PART 2    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...........................................    26

                    (a) Exhibits.....................................................    26

                    (b) Current Reports on Form 8-K..................................    26

SIGNATURE ...........................................................................    26

================================================================================
                        PART 1 - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                             AFC Enterprises, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                                (In thousands)


                                                                                 12 Weeks Ended                 36 Weeks Ended

                                                                               9/5/99        9/6/98          9/5/99          9/6/98
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Restaurant sales....................................................        $ 129,923    $  112,139       $ 386,809    $  319,342
 Revenues from franchising...........................................           18,428        15,085          51,980        42,084
 Wholesale revenues..................................................           11,271        10,534          33,144        20,664
 Manufacturing revenues..............................................            2,129         1,655           5,969         4,802
 Other revenues......................................................            2,176         2,038           6,292         6,162
                                                                             ---------    ----------       ---------    ----------
 Total revenues......................................................          163,927       141,451         484,194       393,054
                                                                             ---------    ----------       ---------    ----------

Costs and expenses:
 Restaurant cost of sales............................................           38,652        36,245         116,990       102,893
 Restaurant operating expenses.......................................           67,124        57,246         198,190       159,466
 Wholesale cost of sales.............................................            5,257         5,343          16,164        10,400
 Wholesale operating expenses........................................            3,095         2,302           8,622         4,518
 Manufacturing cost of sales.........................................            1,096         1,246           3,440         3,799
 General and administrative..........................................           22,268        18,558          72,254        57,567
 Depreciation and amortization.......................................            8,646        10,156          29,332        29,376
                                                                             ---------    ----------       ---------    ----------
 Total costs and expenses............................................          146,138       131,096         444,992       368,019
                                                                             ---------    ----------       ---------    ----------

Income from operations                                                          17,789        10,355          39,202        25,035

Other expenses:
 Interest, net.......................................................            7,856         7,067          23,466        20,182
                                                                             ---------    ----------       ---------    ----------
Net income from continuing operations before income taxes............            9,933         3,288          15,736         4,853

 Income tax expense..................................................            4,411         1,333           7,023         1,980
                                                                             ---------    ----------       ---------    ----------
Net income from continuing operations................................            5,522         1,955           8,713         2,873

Discontinued Operations:

 Loss from operations of Chesapeake Bagel Bakery (net of income
 tax benefit)........................................................              556           228             451           842

 Loss on sale of Chesapeake Bagel Bakery
 (net of income tax benefit).........................................            1,742             -           1,742             -
                                                                             ---------    ----------       ---------    ----------

Net income...........................................................        $   3,224    $    1,727       $   6,520    $    2,031
                                                                             =========    ==========       =========    ==========



See accompanying notes to condensed consolidated financial statements

================================================================================

                             AFC Enterprises, Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                                 9/5/99          12/27/98
---------------------------------------------------------------------    ----------------------------------
                                                                              (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents.........................................         $    14,297       $    17,066
   Accounts and current notes receivable, net........................              18,880            16,728
   Income taxes, current.............................................               1,577             3,327
   Inventories.......................................................              16,062            13,182
   Deferred income taxes.............................................               3,811             4,577
   Prepaid expenses and other........................................               2,268             2,344
                                                                              -----------       -----------
          Total current assets.......................................              56,895            57,224
                                                                              -----------       -----------

Long-term assets:
   Notes receivable, net.............................................               3,874             4,066
   Deferred income taxes.............................................               2,199             4,416
   Property and equipment, net.......................................             266,696           263,141
   Other assets......................................................              18,776            19,498
   Intangible assets, net............................................             203,823           208,120
                                                                              -----------       -----------
          Total long-term assets.....................................             495,368           499,241
                                                                              -----------       -----------

           Total assets..............................................         $   552,263       $   556,465
                                                                              ===========       ===========

Liabilities and Shareholders' Equity:
Current liabilities:
   Accounts payable..................................................         $    28,812       $    40,579
   Current portion of long-term debt and capital
      lease obligations..............................................              14,668            14,406
   Bank overdrafts...................................................              10,768             6,248
   Income taxes payable..............................................                  30                 -
   Short-term borrowings.............................................              13,479             7,000
   Accrued expenses and other........................................              27,436            23,047
                                                                              -----------       -----------
          Total current liabilities..................................              95,193            91,280
                                                                              -----------       -----------
Long-term liabilities:
   Long-term debt, net of current portion............................              78,118            87,744
   Acquisition line of credit........................................              68,000            68,000
   10.25% Subordinated notes payable.................................             175,000           175,000
   Capital lease obligations, net of current portion.................               5,181             8,561
   Other liabilities.................................................              35,862            37,963
                                                                              -----------       -----------
          Total long-term liabilities................................             362,161           377,268
                                                                              -----------       -----------

           Total liabilities.........................................             457,354           468,548
                                                                              -----------       -----------

Shareholders' equity:
   Common stock......................................................                 394               392
   Capital in excess of par value....................................             152,576           151,632
   Accumulated deficit...............................................             (51,449)          (57,969)
   Notes receivable - officers.......................................              (6,612)           (6,138)
                                                                              -----------       -----------
          Total shareholders' equity.................................              94,909            87,917
                                                                              -----------       -----------

           Total liabilities and shareholders' equity................         $   552,263       $   556,465
                                                                              ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                             Afc Enterprises, Inc.
                Condensed Consolidated Statements Of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                        36 Weeks Ended
                                                                                9/5/99                   9/6/98
-----------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
  Net income..........................................................       $    6,520                $    2,031
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization......................................           29,596                    29,734
   Deferred compensation..............................................              772                     1,833
   Loss on asset dispositions and retirements.........................            4,995                       289
   Provision for deferred income taxes................................            2,983                    (2,108)
   Other..............................................................            1,572                     1,496
   (Increase) decrease in operating assets............................           (3,361)                  (13,124)
   Increase (decrease) in operating liabilities.......................          (13,695)                   (4,327)
                                                                             ----------                ----------
    Total adjustments.................................................           22,862                    13,793
                                                                             ----------                ----------
  Net cash provided by operating activities...........................           29,382                    15,824
                                                                             ----------                ----------

Cash flows provided by (used in) investing activities:
  Proceeds from disposition of property and equipment.................            2,035                       379
  Investment in property and equipment................................          (33,008)                  (15,664)
  Sale of CBB.........................................................            2,312                         -
  Investment in Pinetree goodwill.....................................             (100)                  (23,783)
  Investment in Pinetree property and equipment.......................                -                   (19,586)
  Investment in SCC goodwill..........................................             (858)                  (26,829)
  Investment in SCC property and equipment............................                -                   (16,799)
  Notes receivable additions..........................................           (2,147)                   (1,893)
  Payments received on notes..........................................            2,680                     1,556
                                                                             ----------                ----------
  Net cash used in investing activities...............................          (29,086)                 (102,619)
                                                                             ----------                ----------

Cash flows provided by (used in) financing activities:
  Principal payments of long-term debt, net...........................           (8,225)                   (3,946)
  Net borrowings under Acquisition line of credit.....................                -                    68,000
  Proceeds from subordinated notes....................................                -                         -
  Net borrowings under short-term revolver............................            6,479                     7,000
  Principal payments for capital lease obligations....................           (5,573)                   (5,163)
  Increase (decrease) in bank overdrafts, net.........................            4,520                      (216)
  Notes receivable - officers.........................................             (181)                        -
  Notes receivable - officers payments................................               19                         -
  Notes receivable - officers interest................................             (240)                     (199)
  Issuance of common stock............................................              175                         4
  Debt issuance costs.................................................              (39)                      (92)
                                                                             ----------                ----------
  Net cash provided by (used in) financing activities.................           (3,065)                   65,388
                                                                             ----------                ----------

  Net decrease in cash and cash equivalents...........................           (2,769)                  (21,407)
  Cash and cash equivalents at beginning of the period................           17,066                    32,964
                                                                             ----------                ----------
  Cash and cash equivalents at end of the period......................       $   14,297                $   11,557
                                                                             ==========                ==========

Supplemental Cash Flow Information:

  Cash payments for income taxes .....................................       $     (468)               $    6,115
  Cash payments for interest .........................................           18,752                    15,531
  Noncash investing and financing activities:
   Capital lease obligations incurred.................................              100                     3,546

Issuance of common stock, options and warrants .......................              814                    25,497


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

Nature of Operations and Basis of Presentation

     AFC is primarily a multi-concept quick-service restaurant company. The Company operates and franchises quick-service restaurants, bakeries and cafes under the primary trade names of Popeyes Chicken & Biscuits ("Popeyes"), Churchs Chicken ("Churchs"), Seattle Coffee Company ("SCC"), which operates and franchises cafes under the "Seattle's Best" and "Torrefazione Italia" brands (collectively "Seattle Coffee") and Cinnabon International, Inc. ("CII"), an operator and franchisor of retail cinnamon roll bakeries under the trade name ("Cinnabon"). The Company also operates a manufacturing plant that produces proprietary gas fryers and other custom-fabricated restaurant equipment for sale to distributors and franchisees and used internally at Company-operated restaurants.

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

2. Segment and Geographic Information

     The Company operates exclusively in the food service and beverage industry. Substantially all revenues result from the sale of menu products at restaurants, bakeries and cafes operated by the Company, franchise royalty and fee income earned from franchised restaurant, bakery and cafe operations and wholesale revenues from the sale of coffee products. The Company's reportable segments are based on specific products and services within the food service and beverage industry. The Company combined Popeyes' and Churchs' domestic operations to form its chicken segment. The Company previously aggregated the operations of Chesapeake Bagel Bakery ("Chesapeake") and CII to form its bakery cafe segment, however, with the sale of Chesapeake in the third quarter of 1999 (See Note 4), the bakery segment only includes CII's operations. Chesapeake's operations have been classified as discontinued operations in the accompanying financial statements. The Company's coffee segment consists of SCC's domestic operations, which includes wholesale operations. The international segment is comprised of the Company's international franchised operations, which mainly consists of Popeyes and Churchs international franchised restaurants.

     The "other" segment includes the Company's manufacturing division, Ultrafryer. The "corporate" component of operating income includes revenues from
1) interest income from notes receivable and rental revenue from leasing and sub-leasing agreements with franchisees and third parties, less 2) corporate general and administrative expenses.

     Revenues:
                                  12 Weeks Ended         36 Weeks Ended
                                 9/5/99     9/6/98     9/5/99     9/6/98
                                -------    -------    -------    -------
                                            (in thousands)
     Chicken.................  $123,058   $118,422   $364,826   $342,648
     Coffee..................    17,396     16,598     49,741     32,414
     Bakery cafe.............    16,767          -     50,024          -
     International...........     2,655      2,753      8,043      7,100
     Other...................     2,929      2,051      7,396      6,944
     Inter-segment revenues..      (970)      (396)    (1,991)    (2,143)
     Corporate...............     2,092      2,023      6,155      6,091
                               --------   --------   --------   --------
       Total Revenues........  $163,927   $141,451   $484,194   $393,054
                               ========   ========   ========   ========

  Inter-segment revenues represent Ultrafryer sales to Company-operated restaurants and SCC coffee sales to CII Company-operated bakeries. These revenues are eliminated in consolidation.

     Operating Income (Loss):

                                       12 Weeks Ended       36 Weeks Ended
                                     9/5/99     9/6/98     9/5/99     9/6/98
                                    -------   --------   --------   --------
                                                 (in thousands)
     Chicken......................  $24,687   $ 20,582   $ 71,664   $ 61,817
     Coffee.......................    2,128      2,250      5,827      3,971
     Bakery cafe..................    1,721          -      4,247          -
     International................    1,288      1,658      3,591      3,969
     Other........................      349        343        908      1,003
     Corporate....................   (3,248)    (3,459)   (16,298)   (14,388)
                                    -------   --------   --------   --------
       Total Operating
        Income....................  $26,925   $ 21,374   $ 69,939   $ 56,372
                                    -------   --------   --------   --------

     Adjustments to reconcile to
      income from operations:
     Depreciation and
      amortization................   (8,646)   (10,156)   (29,332)   (29,376)
     Compensation expense
      related to stock options....     (273)      (611)      (772)    (1,833)
     Gain/(loss) on fixed asset
       write-offs.................     (217)      (252)      (633)      (128)
                                    -------   --------   --------   --------
      Income from operations......  $17,789   $ 10,355   $ 39,202   $ 25,035
                                    =======   ========   ========   ========

     Operating income (loss) represents each segment's earnings before income taxes, depreciation, amortization, non-cash items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity ("EBITDA" as defined by the Company).

     Depreciation/Amortizataion:

                                  12 Weeks Ended             36 Weeks Ended
                               9/15/99      9/6/98        9/5/99        9/6/98
                               -------      ------        ------        ------
                                                (in thousands)
     Chicken................  $5,225       $6,557       $17,407      $15,855
     Coffee.................     743        1,398         3,112        2,766
     Bakery cafe............   1,280            -         4,426            -
     International..........     248           29           610           50
     Other..................      53           65           179          190
     Corporate..............   1,097        2,107         3,598       10,515
                              ------      -------       -------      -------
        Total Depreciation/
           Amortization....   $8,646      $10,156       $29,332      $29,376
                              ======      =======       =======      =======

     There have been no material changes to the Company's total assets by reportable segment at September 5, 1999 from the amounts disclosed in the Company's consolidated financial statements for the fiscal year ended December 27, 1998.

3. CII Acquisition

     On October 15, 1998, the Company acquired CII, the operator and franchisor of 363 retail cinnamon roll bakeries operating in 39 states, Canada and Mexico. Two hundred and eleven of the retail cinnamon roll bakeries were Company-operated and were located within the United States. In connection with the acquisition, which was accounted for as a purchase, CII became a wholly-owned subsidiary of AFC through the merger of AFC Franchise Acquisition Corp. into CII (the "Acquisition").

     The Company acquired CII for $64.0 million in cash. The Company obtained $44.7 million of the cash consideration from its 1997 Credit Facility as amended and restated. The remaining $19.3 million cash consideration was funded with the proceeds from the sale of approximately 2.8 million shares of AFC common stock to certain "qualified" investors who were existing AFC shareholders and option holders.

     The Company accounted for this acquisition as a purchase in accordance with APB 16. The allocation of the purchase price resulted in the Company recording goodwill in the amount of approximately $43.7 million, which is being amortized on a straight-line basis over a forty-year period. The Company is in the process of analyzing the fair values of the tangible and intangible assets acquired from CII. During the second quarter, The Company recorded a $3.6 million adjustment to the carrying value of certain fixed assets, which correspondingly increased goodwill. The Company is continuing its review of asset values and will complete this process in the fourth quarter.

     In connection with the CII acquisition, the Company has developed an exit plan involving CII's corporate headquarters in Seattle, Washington. The exit plan included severance, relocation and integration costs. The Company recorded a liability of $1.1 million and accounted for the liability as a purchase price adjustment, which increased goodwill.

     The Company booked $0.5 million in liabilities in the second quarter mainly due to pre-acquisition pending litigation and classified the transaction as a purchase price adjustment, thereby increasing goodwill by that amount.

     Overall, the Company is evaluating the fair value of all accounts acquired from the CII acquisition and, based on this review, may record a final purchase price adjustment in the fourth quarter.

Pro Forma Financial Information

     The following unaudited pro forma results of operations for the twelve and thirty-six weeks ended September 6, 1998 assumes the acquisition of CII occurred as of the beginning of the period (in thousands).


                                                12 Weeks  36 Weeks
                                                  Ended     Ended
                                                 9/6/98    9/6/98
                                                --------  --------
       Total revenues........................   $159,812  $446,994
                                                ========  ========

       Net loss..............................   $   (207) $ (8,419)
                                                ========  ========

     The twelve weeks ended September 6, 1998 include CII's operations for the three-month period ended September 27, 1998. The thirty-six weeks ended September 6, 1998 include CII's operations for the nine-month period ended September 27, 1998.

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

4. Chesapeake Bagel Bakery Divestiture

     On July 26, 1999, the Company entered into a definitive agreement to sell its Chesapeake franchise rights and system to New World Coffee-Manhattan Bagel, Inc. ("Buyer") for $3.8 million. The sale closed on August 30, 1999. The Company received $2.3 million in cash with the remaining $1.5 million in a note receivable from the Buyer. The existing outstanding receivables due to AFC from Chesapeake franchisees prior to the sale remain on the Company's balance sheet. The Company recorded a loss of $1.7 million after tax on the sale. The income tax benefit applied to the loss on the sale was $1.4 million.

     The results of Chesapeake have been classified as discontinued operations in the accompanying financial statements. The following amounts relate to Chesapeake's operations for the respective periods:

                                        12 Weeks Ended      36 Weeks Ended
                                       9/5/99    9/6/98    9/5/99    9/5/98
                                      -------   -------   -------   -------
                                           (in thousands)
     Total revenues................   $   642   $   989   $ 2,058   $ 2,880

     Pre-tax loss from
       operations..................   $ 1,010   $   384   $   820   $ 1,416
     Income tax benefit............      (454)     (156)     (369)     (574)
                                      -------   -------   -------   -------
     Loss from
       operations..................   $   556   $   228   $   451   $   842
                                      =======   =======   =======   =======

5. Change in Accounting Estimate

Churchs and Popeyes

     During the second quarter, the Company assessed the estimated useful lives of its buildings, equipment and leasehold improvements at Churchs and Popeyes Company-operated restaurant locations. The Company analyzed historical data regarding restaurant operations, actual lives of restaurant properties and property leasing arrangements. Churchs began operating in 1952 while Popeyes initiated their operations in 1972. Based on this analysis, the Company revised its estimated useful lives for certain fixed asset categories as follows:

  1) Buildings - useful life range changed from 7-20 years to 5-35 years.

  2) Equipment - useful life range changed from 3-8 years to 3-15 years.

  3) Leasehold improvements - the Company will continue to depreciate leasehold improvements over the lesser of the lease term or the estimated useful life of the asset, however, the lease term will include all lease option periods under contract that management anticipates will be utilized. Previously, the Company only considered the primary term of the lease in assessing the life of a leasehold improvement.

     This change in accounting estimate resulted in a $2.1 million decrease in depreciation expense for the third quarter, resulting in a $1.2 million after tax increase in net income for the same period. For the thirty-six week period ended September 5, 1999, depreciation expense decreased $4.2 million, resulting in a $2.4 million after tax increase in net income for the same period.

Cinnabon and Seattle Coffee

     During the third quarter, the Company assessed the estimated useful lives of its equipment and leasehold improvements at Cinnabon and Seattle Coffee bakery and cafe locations. The Company analyzed historical data regarding operations and property leasing arrangements. Based on this analysis, the Company revised its estimated useful lives for certain fixed asset categories as follows:

  1) Equipment - Cinnabon's equipment asset lives were changed from seven years to eight years. Seattle Coffee equipment asset lives were all set at eight years prior to the Company's analysis. Pursuant to the analysis, lives either remained at eight years or were increased between ten to fifteen years depending on the type of equipment asset.

  2) Leasehold improvements - With respect to Seattle Coffee leasehold improvements, the Company will continue to depreciate leasehold improvements over the lesser of the lease term or the estimated useful life of the asset, however, the lease term will include all lease option periods under contract that management anticipates will be utilized. Previously, the Company only considered the primary term of the lease in assessing the life of a leasehold improvement.

     This change in accounting estimate resulted in a $0.7 million decrease in depreciation expense for the third quarter, resulting in a $0.4 million after tax increase in net income for the same period.

6. Long-Term Bonus Plan

     Effective January 1, 1999, the Company adopted a long-term bonus plan for its current and future employees. The plan provides for the potential payout of a bonus, in cash, AFC common stock or both, contingent upon one or both of the following occurrences during a five-year period beginning on January 1, 1999 and ending on December 31, 2003:

  a) On the assumption that AFC's common stock is publicly traded, AFC's common stock reaches an average stock price of $31 per share for a period of at least twenty consecutive trading days, and /or,

  b) AFC's earnings per share is $2.25 for any fiscal year ending on or before December 31, 2003.

The amount of the bonus ranges from 110% to 10% of the individual employee's base salary at the time either benchmark is met. The percentage is based upon the individual employee's employment date within the period the bonus plan is in effect. At September 5, 1999, the Company did not have a liability recorded in its consolidated financial statements for the bonus payout. The Company will record a liability for the bonus payout when the amount is both probable and estimable.

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

Results of Operations

     The following table presents selected revenues and expenses as a percentage of total revenues for the Company's Consolidated Statements of Operations for the twelve-week and thirty-six week periods ended September 5, 1999 and September 6, 1998.

                                               12 Weeks Ended         36 Weeks Ended
                                             ------------------    --------------------
                                              Sept. 5, Sept. 6,     Sept. 5,   Sept. 6,
                                                1999     1998         1999       1998
                                             --------- --------    ---------   --------
Revenues:
  Restaurant sales.........................    79.3%    79.3%          79.9%    81.3%
  Franchise revenues.......................    11.2     10.7           10.7     10.7
  Wholesale revenues.......................     6.9      7.4            6.8      5.2
  Manufacturing revenues...................     1.3      1.2            1.2      1.2
  Other revenues...........................     1.3      1.4            1.4      1.6
     Total revenues........................   100.0%   100.0%         100.0%   100.0%

Costs and expenses:
  Restaurant cost of sales (1).............    29.8%    32.3%          30.2%    32.2%
  Restaurant operating expenses (1)........    51.7     51.0           51.2     49.9
  Wholesale cost of sales (2)..............    46.0     50.5           48.9     50.5
  Wholesale operating costs (2)............    27.4     21.9           26.0     21.8
  Manufacturing cost of sales (3)..........    52.4     76.5           56.7     79.2
  General and administrative...............    13.6     13.2           14.9     14.7
  Depreciation and amortization............     5.2      7.2            6.1      7.5

     Total costs and expenses..............    89.1     92.7           91.9     93.6

Income from operations.....................    10.9      7.3            8.1      6.4
Interest expense, net......................     4.8      5.0            4.9      5.1
Net income from continuing
   operations before taxes.................     6.1      2.3            3.2      1.3
Income tax expense.........................    (2.7)    (0.9)          (1.4)    (0.5)
Net income from continuing operations......     3.4      1.4            1.8      0.8
Discontinued operations, net of taxes (4)..     1.4      0.1            1.4      0.2
Net income.................................     2.0%     1.3%           0.4%     0.6%

(1) Expressed as a percentage of restaurant sales by Company-operated restaurants.
(2)  Expressed as a percentage of wholesale revenues.

(3)  Expressed as a percentage of manufacturing revenues.
(4)  Represents Chesapeake's operations.

Selected Financial Data

The following table sets forth certain financial information and other restaurant, bakery, cafe, wholesale and manufacturing data relating to Company-operated and franchised restaurants, bakeries, cafes (as reported to the Company by franchisees), wholesale and manufacturing operations for the twelve week and thirty-six week periods ended September 5, 1999 and September 6, 1998:

                                                            12 Weeks Ended                         36 Weeks Ended
                                                  -----------------------------------    ------------------------------
                                                  Sept. 5,      Sept. 6,     % change    Sept. 5,   Sept. 6,   % change
                                                    1999          1998        98-99        1999       1998      98-99
                                                  --------      --------     --------    --------   --------   --------
                                                                          (dollars in millions)
EBITDA, as defined (1)........................    $ 26.9         $ 21.4        26.0%     $   69.9   $   56.4       24.1%

EBITDA margin.................................      16.4%          15.1%        N/A          14.4%      14.3%       N/A

Capital Expenditures (2)......................    $ 13.7         $  8.9        54.2%     $   32.4   $   20.9       55.0%

Restaurant, bakery, cafe, wholesale and manufacturing data (unaudited):

Systemwide sales:
  Popeyes.....................................    $255.6         $229.4        11.4%     $  733.7   $  646.6       13.5%
  Churchs.....................................     192.4          178.8         7.6         560.2      522.5        7.2
  Cinnabon (3)................................      35.7            N/A         N/A          99.7        N/A        N/A
  Seattle Coffee cafes (4)....................       7.8            7.4         5.5          20.5       14.2        N/A
  Seattle Coffee wholesale (4)................      11.3           10.5         7.0          33.1       20.7        N/A
  Ultrafryer..................................       2.1            1.7        28.7           6.0        4.8       24.3
  Chesapeake (5)..............................       7.3           14.2       (48.4)         29.2       44.1      (33.7)
                                                  ------         ------                  --------   --------
   Total......................................    $512.2         $442.0        15.9%     $1,482.5   $1,252.9       18.3%
                                                  ======         ======                  ========   ========

Systemwide unit openings:
  Popeyes.....................................        31             29         6.9%           87        138 (5)  (37.0)  %
  Churchs.....................................        33             17        94.1            95         57       66.7
  Cinnabon....................................         8            N/A         N/A            24        N/A        N/A
  Seattle Coffee..............................         9              1       800.0            17          6        N/A
  Chesapeake (6)..............................         2              -         N/A             4          7      (42.9)
                                                  ------         ------                  --------   --------
   Total......................................        83             47        76.6%          227        208        9.1%
                                                  ======         ======                  ========   ========

Systemwide units open,
 end of period:
  Popeyes.....................................                                              1,348      1,252        7.7%
  Churchs.....................................                                              1,475      1,386        6.4
  Cinnabon....................................                                                388        N/A        N/A
  Seattle Coffee..............................                                                 87         73       19.2
  Chesapeake..................................                                                  2        116      (98.3)
                                                                                         --------   --------
   Total......................................                                              3,300      2,827       16.7%
                                                                                         ========   ========

Systemwide percentage change in
 comparable unit sales (3)
  Popeyes domestic............................       3.7%           3.0%                      5.9%       4.7%
  Churchs domestic............................       0.6            4.9                       1.3        5.1
  Popeyes international.......................      (5.5)         (13.4)                     (5.0)     (13.0)
  Churchs international.......................      (3.1)          (1.7)                     (1.6)      (4.7)
  Seattle Coffee domestic (4).................       4.8              -                         -          -

(1) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for items related to gains/losses on asset dispositions and writedowns and compensation expense related to stock option activity (deferred compensation).
(2) Excludes fixed assets added in connection with the Cinnabon, Seattle Coffee and Pinetree acquisitions and capital expenditures made to convert the Pinetree restaurants to Popeyes Company-operated restaurants.
(3) Prior period sales figures for Cinnabon are not comparable since this acquisition occurred during 1998.
(4) Prior year-to-date sales figures for Seattle Coffee are not comparable since this acquisition occurred during 1998.
(5) Includes the conversion of 66 Hardees restaurants to Popeyes Company-operated restaurants.
(6) Chesapeake systemwide sales and unit openings relate to activity prior to the sale of the Chesapeake franchise system during the third quarter of 1999.


Chesapeake Bagel Divestiture

     On July 26, 1999, the Company entered into a definitive agreement to sell its Chesapeake franchise rights and system to New World Coffee-Manhattan Bagel, Inc. for $3.8 million. The sale closed on August 30, 1999. As a result, restaurant sales, franchise revenues, restaurant cost of sales, restaurant operating expenses, general and administrative expenses and depreciation and amortization related to Chesapeake's operations have been classified as discontinued operations in our financial statements. Chesapeake's operations were included in the bakery cafe segment prior to the sale. Accordingly, the discussions that follow have been restated to reflect the continuing operations of our remaining brands.

For the Twelve Weeks Ended September 5, 1999 and September 6, 1998

Disregarding Chesapeake's operations, certain items relating to prior periods have been reclassified to conform with current presentation.

Revenues

     Restaurant Sales. Restaurant sales increased 15.9% or $17.8 million over the prior year, primarily due to sales generated by Company-operated Cinnabon bakery cafes acquired during late 1998.

Chicken

     Sales at Company-operated chicken restaurants grew 2.0% or $2.2 million from the prior year. The sales increase was mainly due to a 15-unit increase in Company-operated Churchs chicken restaurants open during the twelve weeks ended September 5, 1999 versus the same period in 1998.

Bakery Cafe

     The bakery cafe segment posted sales of $16.0 million in the third quarter of 1999. All sales were generated from Cinnabon's operations. Since Cinnabon was acquired during the fourth quarter of 1998, prior year third quarter results do not exist for the sake of comparability.

Seattle Coffee

     Company-operated cafe sales of $6.0 million in the third quarter of 1999 equaled sales recorded in prior year's third quarter. Although comparable sales were up 4.8% during the third quarter of 1999, there were more cafes operating in the third quarter of 1998 than in the third quarter of 1999.

     Franchise Revenues. Franchise revenues increased $3.3 million or 21.9% from the prior year.

Chicken

     Domestic revenues from franchising for chicken restaurants increased $2.5 million or 20.1% from the prior year. Franchise royalty revenues increased $1.6 million or 13.7%. The increase in franchise royalty revenue was partly attributable to a 135 unit increase in the average number of chicken franchised restaurants open during the third quarter of 1999 when compared to the third quarter of 1998. The remaining increase was due to an increase in comparable sales for domestic franchised restaurants of 3.7% for the third quarter of 1999. Franchise fee income for the third quarter of 1999 was up $0.9 million over the prior year. The increase was due to 1) domestic franchised restaurant openings of 35 units during the third quarter of 1999 surpassing openings in the third quarter of 1998 by six units and 2) $0.5 million in franchise fees recognized as revenue in the third quarter of 1999 resulting from a franchisee defaulting on its development agreement.

Bakery Cafe

     The bakery cafe segment recorded franchise revenues of $1.0 million in the third quarter of 1999. All revenues were generated from Cinnabon's domestic franchised operations. Since Cinnabon was acquired during the fourth quarter of 1998, prior year third quarter results do not exist for the sake of comparability.

International

     International franchise revenues declined $0.1 million or 4.7% from the prior year. International franchise royalty revenue increased $0.4 million, despite the fact that international comparable sales were down 3.9% during the third quarter of 1999 compared to the third quarter of 1998. A 7.3% increase in the average number of franchised international restaurants from the third quarter of 1998 to the third quarter of 1999, led to the increase in international franchise royalties for the quarter. International franchise fee revenue for the third quarter of 1999 decreased $0.5 million compared to the corresponding period in 1998. The decrease was due in part to the recognition of $0.3 million in franchise fee income on defaulted development agreements during the third quarter of 1998.

     Wholesale Revenues. The Company's wholesale revenues consist of sales of premium brand coffee from its Seattle Coffee roasting and distribution operations to food service retailers, supermarkets and its own coffee cafes. Wholesale revenues increased $0.7 million or 7.0% in the third quarter of 1999 versus the third quarter of 1998. The increase was due to new wholesale customers and sales growth from existing customers.

Operating Costs and Expenses

     Restaurant Cost of Sales. Restaurant cost of sales for 1999 increased 6.9% or $2.5 million from the prior year. The increase was primarily attributable to the increase in restaurant sales. Expressed as a percentage of restaurant sales, cost of sales were 29.8% for the twelve weeks ended September 5, 1999, versus 32.3% for the twelve weeks ended September 6, 1998. The decrease in this percentage was primarily due to a decrease in poultry prices during the third quarter of 1999 versus the corresponding period in 1998. Chicken purchases account for approximately 40% of total restaurant cost of sales. The average poultry price per pound for the quarter ended September 5, 1999 was $0.069 per pound less than the average poultry price per pound during the comparable period in 1998.

     Restaurant Operating Expenses. Restaurant operating expenses for the twelve weeks ended September 5, 1999 increased $9.9 million or 17.3% from the corresponding period in 1998. The rise in restaurant sales during this time period led to the increase in restaurant operating expenses. In addition, the increase in the number of Company-operated restaurants also contributed to the increase in expense. At the end of the third quarter of 1999, there were 943 Company-operated restaurants, bakeries and cafes open compared to 738 open at the end of the third quarter of 1998.

     Wholesale Cost of Sales. Wholesale cost of sales represent the cost of coffee beans and the direct overhead used to roast and blend specialty coffee blends within Seattle Coffee's operations. Wholesale cost of sales was $5.3 million in the third quarter of 1999, which equaled the comparable period in 1998. Although wholesale revenues increased in the third quarter of 1999 compared to the same period in 1998, cost of sales remained the same between 1999 and 1998 due to a decrease in the cost per pound for green coffee beans in 1999 versus 1998.

     Wholesale Operating Expense. Wholesale operating expenses represent the overhead incurred in connection with the distribution of specialty coffee blends within Seattle Coffee's operations. Wholesale operating costs were $3.1 million during the third quarter of 1999, which exceeded the prior year quarter by $0.8 million. The increase in wholesale revenues during the third quarter of 1999 versus 1998 resulted in the increase in wholesale operating expenses for the same periods.

     General and Administrative Expenses. General and administrative expenses increased $3.7 million or 19.9% during the third quarter of 1999 compared to the same period of a year ago. The addition of Cinnabon's operations accounted for $1.9 million of the third quarter 1999 increase in general and administrative expenses. Additionally, operational growth in the Company's chicken and international segments led to added administrative expenses in the third quarter when compared to the third quarter of 1998.

     Depreciation and Amortization. Depreciation and amortization for the third quarter of 1999 decreased $1.6 million from the prior year. The decline was mainly due to changes made to certain fixed asset useful lives in the second and third quarter of 1999. The Company analyzed the useful lives of buildings, equipment and leasehold improvements and changed the estimated useful lives related to certain asset types. The Company increased and decreased the estimated useful lives of certain assets. In some cases the lives were not adjusted based on the analysis performed by the Company. The net impact of the change in lives resulted in a $2.8 million adjustment to reduce depreciation expense in the third quarter of 1999. The $2.8 million decrease was offset by a $1.2 million increase in depreciation and amortization due to growth in the Company's tangible and intangible asset base during the 1999 third quarter versus the 1998 third quarter.

     Income from Operations. Income from operations for the third quarter of 1999 increased $7.4 million or 71.8% from the third quarter of 1998. Income from operations for the chicken segment increased $5.5 million or 39.7%. Increases in restaurant sales at Company-operated and domestic franchised chicken restaurants led to higher restaurant operating profits and royalty income, respectively. Cinnabon posted $0.4 million in income from operations for the third quarter of 1999, which contributed to the overall increase. Spurred by an increase in wholesale coffee sales, Seattle Coffee posted a $0.5 million increase in income from operations for the third quarter versus the same period in the prior year. The remaining increase in income from operations stemmed from the Company's ability to control corporate expenses and a $2.8 million adjustment to reduce depreciation expense during the third quarter of 1999.

     Net Interest Expense. Interest expense, net of capitalized interest, for the twelve weeks ended September 5, 1999 was $7.9 million, compared to $7.1 million for the twelve weeks ended September 6, 1998. The $0.8 million increase in interest expense was due to higher levels of average debt outstanding primarily attributable to borrowings made under the Company's revolving loan facility during 1999 and borrowings made under the new Tranche B term loan.

     Loss from Discontinued Operations. The loss from discontinued operations reflects the operating results of Chesapeake's operations as well as the loss on the sale of Chesapeake. The loss from operations, net of income taxes, for the third quarter ended

September 5, 1999 was $0.6 million versus $0.2 million for the third quarter ended September 6, 1998. The Company incurred a loss on the sale of Chesapeake of $1.7 million, net of income taxes. The loss includes the write-off of the Chesapeake intangible assets representing franchise rights and trademarks as well as costs directly incurred to sell Chesapeake's franchised operations.

For the Thirty-six Weeks Ended September 5, 1999 and September 6, 1998

Disregarding Chesapeake's operations, certain items relating to prior periods have been reclassified to conform with current presentation.

Revenues

     Restaurant Sales. Restaurant sales were up 21.1% or $67.4 million over the prior year, primarily due to sales generated by Company-operated Cinnabon bakery cafes acquired during 1998 and increased sales in the chicken and coffee segment.

Chicken

     Sales at Company-operated chicken restaurants increased 5.2% or $16.0 million from the prior year. The increase was primarily attributable to sales generated by Company-operated restaurants opened from September 7, 1998 to September 5, 1999. The average number of Company-operated chicken restaurants open during the thirty-six weeks ended September 6, 1998 was 653, while the average number of Company-operated chicken restaurants open during the thirty-six weeks ended September 5, 1999 was 669. The remaining sales increase was due to an increase in comparable sales for Company-operated chicken restaurants open for at least one year of 1.5% for the thirty-six weeks ended September 5, 1999.

Bakery Cafe

     The bakery cafe segment posted sales of $47.3 million for the year-to-date period ended September 5, 1999. All sales were generated from Cinnabon's operations. Since Cinnabon was acquired during the fourth quarter of 1998, corresponding prior year results do not exist for the sake of comparability.

Seattle Coffee

     Seattle Coffee Company-operated cafes posted sales of $16.4 million for the year-to-date period ended September 5, 1999, which exceeded prior year by $4.7 million. The increase in sales was attributable to the timing of the Seattle Coffee acquisition. The Company acquired Seattle Coffee at the end of the first quarter of 1998, therefore, prior year's sales do not represent a full thirty-six week period.

     Franchise Revenues. Franchise revenues increased $9.9 million or 23.5% from the prior year.

Chicken

     Domestic revenues from franchising for chicken restaurants increased $6.2 million or 17.7% from the prior year. Franchise royalty revenues increased $4.7 million or 14.1%. The increase in franchise royalty revenue was partly attributable to a 116 unit increase in the average number of franchised chicken restaurants open during the thirty-six week period ended September 5, 1999 as compared to the same period in 1998. The remaining increase was attributable to an increase in comparable sales for domestic franchised restaurants of 4.7% for the first three quarters of 1999. Franchise fee income for the thirty-six weeks ended September 5, 1999 was up $1.5 million over the prior year. The increase was due to domestic franchised openings of 138 units during this time frame in 1999 surpassing openings in the comparable period in 1998 by forty-eight units.

Bakery Cafe

     The bakery cafe segment recorded franchise revenues of $2.7 million during the thirty-six weeks ended September 5, 1999. All revenues were generated from Cinnabon's domestic franchised operations. Since Cinnabon was acquired during the fourth quarter of 1998, corresponding prior year results do not exist for the sake of comparability.

International

     International franchise revenues rose $0.8 million or 10.8% from the prior year. International franchise royalty revenue increased $0.9 million, despite the fact that international comparable sales decreased 2.9% during the first three quarters of 1999 compared to the first three quarters of 1998. A 6.3% increase in average open restaurants when comparing year-to-date 1999 to 1998 also contributed to the growth in royalty revenue. International franchise fee income for the thirty-six week period ended September 5, 1999 remained the same versus prior year.

     Wholesale Revenues. Wholesale revenues of $33.1 million during the thirty-six weeks ended September 5, 1999 surpassed prior year by $12.5 million. The increase was attributable to the timing of the Seattle Coffee acquisition. The Company acquired Seattle Coffee at the end of the first quarter of 1998, therefore, prior year's wholesale revenues do not represent a full thirty-six week period.

Operating Costs and Expenses

     Restaurant Cost of Sales. Restaurant cost of sales for 1999 increased 13.7% or $14.1 million from the prior year. The increase was primarily attributable to the increase in restaurant sales. Expressed as a percentage of restaurant sales, cost of sales were 30.2% for the thirty-six weeks ended September 5, 1999, versus 32.2% for the thirty-six weeks ended September 6, 1998. The decrease in this percentage was primarily due to a decrease in poultry prices year-to-date 1999 versus the corresponding period in 1998. Chicken purchases account for approximately 40% of total restaurant cost of sales. During 1999, the Company negotiated a decrease in the price per pound for dark chicken meat under its cost plus pricing arrangements. The reduction in price resulted in a corresponding reduction in the year-to-date cost of sales percentage in 1999 versus 1998.

     Restaurant Operating Expenses. Restaurant operating expenses for the year-to-date period ended September 5, 1999 increased $38.8 million or 24.3% from the corresponding period in 1998. The rise in restaurant sales during this time period led to the increase in restaurant operating expenses. In addition, the increase in the number of Company-operated restaurants also contributed to the increase in expense. At the end of the third quarter of 1999, there were 943 Company-operated restaurants, bakeries and cafes open compared to 738 open at the end of the third quarter of 1998.

     Wholesale Cost of Sales. Wholesale cost of sales were $16.2 million in the thirty-six week period ended September 5, 1999, which was $5.8 million higher than the comparable period in 1998. The increase in cost of sales was attributable to the timing of the Seattle Coffee acquisition. The Company acquired Seattle Coffee at the end of the first quarter of 1998, therefore, prior year's cost of sales do not represent a full thirty-six week period.

     Wholesale Operating Expense. Wholesale operating costs were $8.6 million for the year-to-date period ended September 5 1999, which exceeded prior year by $4.1 million. The increase in cost of sales was attributable to the timing of the Seattle Coffee acquisition. The Company acquired Seattle Coffee at the end of the first quarter of 1998, therefore, prior year's wholesale operating expenses do not represent a full thirty-six week period.

     General and Administrative Expenses. General and administrative expenses increased $14.7 million or 25.5% during the thirty-six weeks ended September 5, 1999 compared to the same period of a year ago. The addition of Cinnabon's operations accounted for $5.6 million of the increase in general and administrative expenses. Approximately $1.0 million of the increase in general and administrative expenses was attributable to the timing of the Seattle Coffee acquisition. The Company acquired Seattle Coffee at the end of the first quarter of 1998, therefore, prior year's expenses do not represent a full thirty-six week period regarding Seattle Coffee operations. Additionally, operational growth in the Company's chicken and international segments resulted in added administrative expenses in the thirty-six weeks ended September 5, 1999 when compared to the same period in 1998.

     Depreciation and Amortization. Depreciation and amortization for the year-to-date period ended September 5, 1999 decreased $0.1 million from the prior year. The decline was mainly due to changes made to certain fixed asset useful lives in the second and third quarter of 1999. The Company analyzed the useful lives of buildings, equipment and leasehold improvements and changed the estimated useful lives related to certain asset types. The Company increased and decreased the estimated useful lives of certain assets. In some cases the lives were not adjusted based on the analysis performed by the Company. The net impact of the change in lives resulted in a $4.9 million year-to-date adjustment to reduce depreciation expense in 1999. The $4.9 million decrease was offset by a $4.8 million increase in depreciation and amortization due to growth in the Company's tangible and intangible asset base throughout 1999 third quarter versus the same period in 1998.

     Income from Operations. Income from operations for the year-to-date period ended September 5, 1999 increased $14.2 million or 56.8% versus prior year. Income from operations for the chicken segment increased $8.5 million or 18.6%. Increases in restaurant sales at Company-operated and domestic franchised chicken restaurants led to higher restaurant operating profits and royalty income, respectively. Seattle Coffee posted a $1.4 million increase in income from operations for the thirty-six weeks ended September 5, 1999 compared to the same period in the prior year. Seattle Coffee's prior period did not consist of a full thirty-six week period since the Company acquired Seattle Coffee at the end of the first quarter of 1998. The remaining increase in income from operations stemmed from the Company's ability to control corporate expenses and a $4.9 million adjustment to reduce depreciation expense during the year-to-date period ended September 5, 1999.

     Net Interest Expense. Interest expense, net of capitalized interest, for the thirty-six weeks ended September 5, 1999 was $23.5 million, compared to $20.2 million for the thirty-six weeks ended September 6, 1998. The $3.3 million increase in interest expense was due to higher levels of average debt outstanding primarily attributable to borrowings made under the Company's revolving loan facility during 1999 and borrowings made under the new Tranche B term loan.

     Loss from Discontinued Operations. The loss from discontinued operations reflects the operating results of Chesapeake's operations as well as the loss on the sale of Chesapeake. The loss from operations, net of income taxes, for the year-to-date period ended September 5, 1999 was $0.5 million versus $0.8 million for the comparable period in 1998. The Company incurred a loss on the sale of Chesapeake of $1.7 million, net of income taxes. The loss includes the write-off of the Chesapeake intangible assets representing franchise rights and trademarks as well as costs directly incurred to sell Chesapeake's franchised operations.

Liquidity and Capital Resources

     The Company has financed its business activities primarily with funds generated from operating activities, proceeds from the sale of shares of common stock, proceeds from long-term debt and a revolving line of credit and proceeds from the sale of certain Company-operated restaurants.

     Net cash provided by operating activities for the thirty-six weeks ended September 5, 1999 and September 6, 1998 was $29.4 million and $15.8 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of September 5, 1999 was $3.5 million, compared to $2.1 million at September 6, 1998. The Company's working capital deficit as of September 5, 1999 and September 6, 1998 was approximately $38.3 million and $33.4 million, respectively.

     For the thirty-six weeks ended September 5, 1999 the Company invested in various capital projects totaling $32.4 million. During this period the Company invested $18.0 million in new/reimaged restaurant locations and $6.8 million in other capital assets to update, replace and extend the lives of restaurant equipment and facilities and complete other projects. The Company spent the remaining $7.6 million in capital expenditures on corporate and computer system related initiatives. These capital projects were financed primarily through cash flows provided from normal operating activities and internal funds.

     Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with the available borrowings under the 1997 Credit Facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled principal and interest payments under the Senior Subordinated Notes and the 1997 Credit Facility. From time to time however, the Company may elect to seek additional capital in either the debt or equity markets.

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

     The Senior Subordinated Notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under the Senior Subordinated Notes as of September 5, 1999 was $175.0 million. From time to time, the Company may repurchase some of the Senior Subordinated Notes on the open market. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of September 5, 1999, the fair value of the Senior Subordinated Notes exceeded the carrying amount by approximately $7.0 million. As of September 5, 1999, the Company has not repurchased any of its Senior Subordinated Notes.

     The Company's 1997 Credit Facility has borrowings made pursuant to it that bear interest rates that are benchmarked to U.S. and European short-term interest rates. The balances outstanding under the 1997 Credit Facility as of September 5, 1999 totaled $167.8 million. The impact on the Company's annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under the 1997 Credit Facility would be approximately $1.7 million. This assumes no change in the volume or composition of the debt at September 5, 1999.

     The Company and its franchisees purchase certain commodities such as chicken, potatoes, flour, cooking oil and coffee beans. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or ceilings. The Company's and its franchisees principal raw material is fresh chicken. The purchase of fresh chicken accounts for almost half of the Company's restaurant cost of sales. In order (i) to ensure favorable pricing for the Company's chicken purchases in the future, (ii) to reduce volatility in chicken prices and (iii) to maintain an adequate supply of fresh chicken, the Company has entered into two types of chicken purchasing arrangements with its suppliers. The first of these contracts is a grain-based "cost-plus" pricing arrangement that provides chicken prices based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other contract contains price provisions which limit the movement of prices up or down in any year and is based on the industry benchmark price (referred to as "Georgia Dock"). Both contracts have terms ranging from three to five years with provisions for certain annual price adjustments as defined in the contracts.

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

     The Company has adopted a Year 2000 plan that includes five phases. These phases are: 1) inventory 2) assess 3) remediate 4) test and 5) maintain. Although the pace of the work varies among IT and non-IT systems and the phases are often conducted in parallel, the inventory, assess and remediation phases have been completed as of October 15, 1999. Under the Company's current plan, testing of IT systems is complete for all core systems except financial systems. Preliminary financial systems testing indicates no expected problems, and testing is scheduled to be completed by November 30, 1999. The Company anticipates the timely completion of this compliance assessment, which should mitigate the Year 2000 issue.

     To date, the Company has incurred approximately $0.8 million in Year 2000 costs. These costs are primarily related to fees paid to outside consultants to develop a Year 2000 strategy, test core systems, develop a contingency planning approach and assist with project administration. The Company estimates that the total costs of addressing the Year 2000 issue will approximate $0.9 million, including the amount that has already been expended. These costs will be funded through operating cash flows.

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

     During August 1994, an outsourcing agreement between the Company and IBM Global Services ("IGS") was executed to, among other things, enhance and upgrade the Company's corporate and restaurant hardware and software computer systems. During the process of upgrading its systems, which was substantially complete as of the end of third quarter of 1999, the Company established procedures to ensure that its new IT systems were Year 2000 compliant. The Company believes that a significant portion of the potential Year 2000 issues were resolved with the completion of its IT system upgrades made in connection with the IGS contract.

     Under the Company's Franchise Awareness Program and Vendor/Supplier Letter Program, the Company has distributed over 1,800 readiness request letters and has initiated communications with its significant suppliers and vendors and its franchisee community in an effort to determine the extent to which the Company's business is vulnerable to the failure by these third parties to remediate their Year 2000 problems. This letter effort was substantially complete as of the end of the third quarter 1999. While the Company has not been informed of any material risks associated with the Year 2000 problem with respect to these entities, there can be no assurance that the IT and non-IT systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company's financial position and results of operations.

     The Company has not yet ascertained what the impact would be on the Company's financial position and results of operations in the event of failure of the Company's or third parties' IT and non-IT systems due to the Year 2000 issue. To mitigate the risk, the Company began developing a contingency plan in the fourth quarter of 1998 designed to allow continued operations in the event that such failures should occur. Contingency plan development was substantially complete as of the end of the third quarter 1999, and plan rollout has begun. These plans address Company, franchise, roasting and manufacturing operations as well as financial and support functions.

     In general, the Company's contingency plans focus on supply chain, staffing and unit readiness, as well as technology dependent processes. Supply chain contingencies include increasing stock levels of raw materials and finished goods inventories for both coffee roasting and Ultrafryer manufacturing operations. Additionally, all restaurants, bakeries and cafes will increase unit inventories by 10% for core food and paper items the week of December 27, 1999.

     Staffing and unit readiness contingencies include readiness, closing and opening checklists for unit operators and multi-unit managers. Additionally, several communication alternatives have been specified to include phone trees and Y2K specific voice mail messages. If telecommunications are not available, the unit and multi-unit managers have been given opening decision guidelines to determine appropriate action, and communication to designated resources is to occur as soon as phone service is restored.

     Technology dependent process contingencies include pre and post January 1, 2000, system checks as well as manual transaction processing procedures for restaurant and franchise accounting. Additionally, IT resources will be staffed throughout the weekend to monitor system performance and correct any unforeseen problems if they arise. This monitoring includes local and wide area networks, servers, databases, applications, desktops and laptops.

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

Seasonality

     The Company has historically experienced the strongest operating results at Popeyes and Churchs restaurants during the summer months while operating results have been somewhat lower during the winter season. Cinnabon and Seattle Coffee have traditionally experienced the strongest operating results during the Christmas holiday shopping season between Thanksgiving and Christmas. Certain holidays and inclement winter weather reduce the volume of consumer traffic at quick-service restaurants and may impair the ability of certain restaurants to conduct regular operations for short periods of time.

                           PART 2. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

                 The following exhibits are included herewith:

               10.88 Asset Purchase Agreement between CBB Acquisition Corp, New World Coffee-Manhattan Bagel, Inc. and AFC Enterprises, Inc., dated July 26, 1999 ("CBB Asset Purchase Agreement").

               10.89 First Amendment to the CBB Asset Purchase Agreement, dated August 27, 1999.

               27.1   Financial Data Schedule

        (b)  Current Reports on Form 8-K

               None.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AFC Enterprises, Inc.


Date: October 20, 1999                   By:  /s/ Gerald J. Wilkins
                                             ----------------------
                                                Gerald J. Wilkins
                                             Chief Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)