Form 10-K
period 1999-12-26
AFC ENTERPRISES INC
filed 2000-03-27
CIK 1041379

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 26, 1999

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

Securities registered pursuant to Section 12 (b) of the Exchange Act: None Securities registered pursuant to Section 12 (g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----        -----

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

As of March 27, 2000, there were 39,443,398 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The exhibit index is contained in Part IV herein on page 55.

                             AFC Enterprises, Inc.


                              INDEX TO FORM 10-K

                                    PART I

Item 1.     Business................................................   1
Item 2.     Properties..............................................  19
Item 3.     Legal Proceedings.......................................  22
Item 4.     Submission of Matters to a Vote of Security Holders.....  22


                                    PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholders Matters..................................  23
Item 6.     Selected Consolidated Financial Data....................  24
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................  27
Item 8.     Consolidated Financial Statements and Supplementary Data  39
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................  39

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant......  40
Item 11.    Executive Compensation..................................  44
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management........................................  52
Item 13.    Certain Relationships and Related Transactions..........  53


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K................................................  55

                                    Part I.


Item 1.  BUSINESS.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in any discussion of our expected future performance or operations, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that these will be realized. Such performance could be materially affected by a number of potential risks and uncertainties, including without limitation, changes in consumer and demographic trends, increases in food and labor costs, our ability to franchise new units, the level of competition in the industry, currency, political and economic factors affecting our international operations and increased government regulations requiring substantial capital expenditures.



General

     We (sometimes referred to as the "Company") are a Minnesota corporation and together with our 100% owned subsidiaries are principally engaged in the operation, development and franchising of quick-service restaurants, bakeries and cafes ("QSRs") under the primary trade names of Popeyes Chicken & Biscuits ("Popeyes"), Churchs Chicken ("Churchs"), Cinnabon Bakeries ("Cinnabon") and Seattle's Best Coffee and Torrefazione Italia ("Seattle Coffee"). We operate and franchise others to operate 3,374 restaurants, bakeries and cafes in 46 states, the District of Columbia and 24 foreign countries. Our system-wide sales in fiscal year 1999 totaled approximately $2.1 billion. Our total restaurants, bakeries and cafes by brand as of December 26, 1999 were as follows:

                            Domestic              International
                      ---------------------   ---------------------
                      Company-                Company-
                      Operated   Franchised   Operated   Franchised   Total
                      --------   ----------   --------   ----------   -----

  Popeyes............   175           990         -          231      1,396
  Churchs............   494           684         -          314      1,492
  Cinnabon...........   195           166         -           27        388
  Seattle Coffee.....    73            17         3            5         98
                        ---         -----         -          ---      -----
       Total.........   937         1,857         3          577      3,374
                        ===         =====         =          ===      =====

     We are also engaged in the business of selling premium brand coffees through wholesale and retail distribution channels. In addition, we have a small manufacturing plant that produces gas fryers and other custom-fabricated restaurant equipment for sale to our Company-operated and franchised restaurants and bakeries and to other foodservice operators.

     Our principal executive offices are located at Six Concourse Parkway, Suite 1700, Atlanta, Georgia 30328-5352 and our telephone number is (770) 391-9500.

Brand Profiles

     We franchise and operate restaurants, bakeries and cafes catering to different segments of the QSR industry. We also operate a wholesale coffee business within Seattle Coffee in which we roast and blend specialty coffees sold to various retailers.

     Popeyes Chicken & Biscuits(R). Our Popeyes brand was founded in New Orleans, Louisiana in 1972 and is the market leader in the Cajun segment of the QSR industry. With 1,396 restaurants worldwide, Popeyes was the second largest quick-service chicken restaurant chain in 1999, measured by system-wide sales which were approximately $1.1 billion. Popeyes specialty menu item is fresh, hand-battered, bone-in fried chicken sold in two flavors--New Orleans Spicy(R) and Louisiana Mild(R). Popeyes chicken is complemented with a wide assortment of signature Cajun cuisine side dishes, including red beans and rice, Cajun rice, Cajun fries and fresh buttermilk biscuits. Popeyes is positioned as a premium fried chicken for customers who seek its full flavor and specialty blend of seasonings and spices. Popeyes is also known for its unique items that complement its core menu, including its Louisiana Legends menu of jambalaya, crawfish etoufee' and chicken and seafood gumbo. Popeyes spicy fried chicken and other Cajun menu offerings have also proven to be popular in Far East countries. Popeyes restaurants are generally found in urban areas in traditional stand-alone and in-line locations, as well as in non-traditional formats such as convenience stores, airports and other travel centers.

     In 1999, Popeyes put into test two new Cajun cuisine restaurant concepts. The first was Cajun Kitchen, a quick casual dining concept, and the second was Cajun cafe, a mall food court concept.

     Churchs Chicken(R). Our Churchs brand, founded in San Antonio, Texas in 1952, is one of the United States oldest QSR chains and as of December 26, 1999 had 1,492 restaurants worldwide, making Churchs the second largest quick-service chicken restaurant chain, measured by number of outlets. System-wide sales for fiscal year 1999 were approximately $811 million. Churchs restaurants focus on serving traditional Southern fried chicken in a simple, no frills restaurant setting. Churchs menu items also include other Southern specialties including fried okra, coleslaw, mashed potatoes and gravy, corn on the cob, jalapeno peppers and honey butter biscuits. Churchs is positioned as a value-oriented brand, providing simple, traditional meals to price conscious consumers.
Churchs restaurants are traditionally found in urban areas where their reputation as a "neighborhood" restaurant has been established. With its small footprint and a simple operating system, Churchs is rapidly expanding into non-traditional formats such as convenience stores, grocery stores and co-branded locations. Internationally, Churchs has been very popular in the Far East and Puerto Rico, operating under the brand name Texas Chicken(R) in the Far East.

     Cinnabon(R). Founded in Seattle, Washington in 1985, our Cinnabon brand is the leading cinnamon roll bakery retailer in North America. As of December 26, 1999,

Cinnabon had 388 bakeries. System-wide sales for fiscal year 1999 were approximately $152.4 million. Located in high traffic shopping malls, airports, train stations, travel plazas and supermarkets, Cinnabon bakeries serve fresh cinnamon rolls made with Indonesian cinnamon and topped with a sweet, rich cream cheese-based frosting. Cinnabon has built a reputation for offering fresh, aromatic, oven-hot cinnamon rolls at affordable prices. The Classic Cinnabon Roll laid the foundation for Cinnabon's high standards and commitment to quality and freshness. Some of our new product offerings include the Caramel Pecanbon(R), the Berrybon(R) and the Caramel Frosted Applebon(TM). In addition to the cinnamon roll related products, we offer a variety of proprietary beverages including the Mochalatta Chill(R) and Vareva(R) Orange Juice and we serve Seattle's Best Coffee(R) in 195 bakeries.

     Seattle Coffee. Our Seattle Coffee Company subsidiary was created as a result of combining Seattle's Best Coffee, Inc. and Torrefazione Italia, Inc. in May 1994. Currently, we have more than 5,000 wholesale accounts, and we have 98 cafes in the Seattle Coffee system.

     Seattle's Best Coffee ("SBC") is one of the oldest brands in the specialty coffee business in the United States. Founded in 1969, the first retail cafe was opened in 1983 in Bellevue Square, a regional mall, and management adopted a strategy of using retail stores to promote the brand name and drive wholesale sales. This strategy has remained basically unchanged to the present. SBC markets several "coffee house blends" under names such as Seattle's Best Blend(R), Post Alley Blend(R), Saturday's Blend, Grand Central Blend and Henry's Blend. Each blend has a unique flavor profile, allowing SBC to meet a full range of taste preferences.

     In late 1999, we franchised three Seattle Coffee cafes in Hartsfield Airport, Atlanta, Georgia, which are currently in operation. In March 2000, we executed an agreement to franchise two cafes in the Greater Pittsburgh International Airport, Pittsburgh, Pennsylvania, and we are currently in negotiations with prospective franchisees for several other major airport locations, but franchise agreements have not yet been executed. We plan to pursue these types of franchise relationships within major airports in the future when and if opportunities arise. We believe major airport venues provide our Seattle Coffee brand with both wholesale and retail opportunities and increase brand awareness due to the heavy consumer traffic in such facilities.

     Our Torrefazione Italia ("TI") brand was founded in 1986. Like SBC, TI has opened retail locations to support and build brand awareness for its primary business of wholesaling premium brand coffees. TI presents a classic Italian coffee experience. TI coffees are positioned at the highest end of the quality and price range and are marketed with an Italian image, with blend names such as Venezia, Milano, Perugia and Napoli. The Italian heritage is enhanced by serving TI coffees in hand-painted ceramics imported from Deruta, Italy. The TI cafes project the brand's European flavor and are designed to accommodate those who are on-the-go as well as those who wish to relax and sip their coffee while listening to classic music.

Wholesale Operations

     Seattle Coffee. We roast and blend specialty coffees in our 30,000 square foot automated roasting facility on Vashon Island, near Seattle. We believe that our roasting and packaging facility may be one of the most technically advanced in the U.S., for its capacity. We select our coffee beans from the best quality Arabica beans, which come from the finest growing regions of the world.

     Our wholesale coffee sales are made primarily to other food service retailers and supermarkets. Food service wholesale sales are targeted to food service providers, such as hotel chains, fine restaurants, specialty coffee retailers, espresso carts, delis, and theaters, among others. Some of our major wholesale accounts include multi-market retailers such as Books-A-Million, Eddie Bauer, Mrs. Fields Cookies, Dave and Busters, Aramark and Alaska Airlines.

     Our SBC coffee is distributed to supermarkets throughout the Pacific Northwest and other parts of the country. The brand has achieved a high degree of penetration in the Pacific Northwest with settings in most major supermarkets, including QFC, Safeway and others. We initiated the entry of TI coffee into supermarkets in late 1995 and our brand is now carried in selected high-end chains and independents in Western Washington and Oregon. The prospects for growth in the supermarket channel appear to be significant. We believe that the increasing presence of our brands in retail cafes and key food service accounts around the country will, in turn, stimulate opportunities for long-term growth of bean sales through supermarkets. We operate 14 regional wholesale offices throughout the U.S. and one in Canada.

Manufacturing Operations

     Ultrafryer Systems. Our manufacturing division, called Ultrafryer, is a manufacturer of restaurant equipment and is located in San Antonio, Texas. Ultrafryer's focus is to provide equipment for our Company-operated and franchised restaurants and bakeries domestically and internationally, as well as other QSR customers. Our main product is the Ultrafryer(TM) gas fryer.

Restaurant Locations

     As of December 26, 1999, our 3,374 system-wide restaurants, bakeries and cafes were located in 46 states, the District of Columbia and 24 foreign countries.

     Popeyes. Popeyes restaurants are located in 41 states, the District of Columbia and 16 foreign countries. Our 175 Company-operated Popeyes restaurants are located in the states of Texas, Louisiana, Georgia, North Carolina and South Carolina. Over 70% of our 990 domestic franchised Popeyes restaurants are located in the states of Texas, Louisiana, Florida, California, Illinois, Maryland, Mississippi, Virginia and Georgia. Over 65% of our 231 international franchised Popeyes restaurants are located in Korea.

     Churchs. Churchs restaurants are located in 30 states and nine foreign countries. Our 494 Company-operated Churchs restaurants are concentrated primarily in the states of Texas, Louisiana, Georgia, Oklahoma, Alabama, Florida, Mississippi and Arizona. Almost 65% of our 684 domestic franchised Churchs restaurants are located in Texas, California, Louisiana, Georgia, Florida, Michigan, New York and Illinois. Over 95% of our 314 international franchised Churchs restaurants are in Canada, Puerto Rico, Indonesia, Taiwan, Mexico and the Philippines.

     Cinnabon. Cinnabon bakeries are located in 41 states and eight foreign countries. Our 195 Company-operated Cinnabon bakeries are concentrated primarily in the states of California, Washington, Florida, Illinois, Ohio, Texas, Massachusetts, Michigan, Wisconsin and Pennsylvania. Our 166 domestic franchised Cinnabon bakeries are concentrated primarily in the states of Minnesota, Massachusetts, Illinois, Arizona, California, Nevada, New Jersey, Ohio and New York. Our 27 international franchised Cinnabon restaurants are located in Canada, Mexico, United Kingdom, Philippines, Japan, Thailand, Venezuela and Saudi Arabia.

     Seattle Coffee. Our coffee cafes are located in thirteen states and three foreign countries. Our domestic 73 Company-operated cafes are located primarily in the states of Washington, Oregon, California and Illinois. There are three Company-operated cafes in Canada. Our 17 domestic franchised cafes are located primarily in Washington, Georgia and Oregon. We have five international franchised cafes in Saudi Arabia and Japan.

 Strategy

     Global Strategy. In order to grow revenues and profits, our global strategy is to (i) increase franchise ownership and development of restaurants, bakeries and cafes, (ii) increase the multiple-channel distribution of our specialty coffee products, penetrating both at-home and away-from-home consumption, (iii) deliver world class service and support to our franchisees by capitalizing on our size, state-of-the-art technology and leadership position,
(iv) promote franchise development of traditional and non-traditional formats in new and existing markets, (v) provide new and existing franchisees with investment opportunities in high value/high growth branded concepts, (vi) expand wholesale and retail channels of distribution for our specialty coffees and (vii) consolidating our collective purchasing power with our franchisees to negotiate favorable terms and reduce operating costs.

     Franchisor of Choice(R). We have adopted the Franchisor of Choice(R) global strategy, which we will implement by (i) promoting our distinctly positioned brands, (ii) developing multi-unit development territories, (iii) providing high quality service and support to our franchisees, (iv) providing our franchisees with alternative formats in innovative market settings, (v) eliminating barriers to growth for existing and new franchisees through new financial and real estate support mechanisms and (vi) providing on-site support including site selection, construction expertise, multi-national supply and distribution, marketing, operations and training.

     Increase Domestic Franchised Restaurants, Bakeries and Cafes. We believe that significant opportunities exist to increase the number of domestic franchised restaurants, bakeries and cafes operated by new and existing franchisees and that growth through franchising can provide us with significantly increased revenue with relatively low levels of capital expenditures by us. We intend to target unit growth in markets where we have or can achieve sufficient penetration to justify television advertising because sales at restaurants, bakeries and cafes in our media efficient markets are generally 5% to 10% higher than sales in non-media efficient markets. We already have franchise commitments to develop domestic units totaling 934 at December 26, 1999 versus 211 at the beginning of 1993. Over the same period, our domestic franchised restaurants, bakeries and cafes have increased from approximately 990 to 1,857. Our domestic franchised unit openings during fiscal year 1999 were:

                  Fiscal Year
                     1999
                  -----------

Popeyes.........      100
Churchs.........       72
Cinnabon........       30
Seattle Coffee..        6
                      ---
 Total..........      208
                      ===


     Increase International Franchised Restaurants, Bakeries and Cafes. We believe that international expansion is an attractive growth opportunity due to
(i) advantageous per unit economics, resulting largely from higher average unit volumes, lower food and/or labor costs and less QSR competition abroad, (ii) foreign economies with an expanding group of QSR consumers and (iii) well established markets for quick-service restaurants, bakeries and cafes in a substantial number of countries around the world. Our international operations have increased from 172 franchised restaurants in 14 foreign countries at the beginning of 1993, to 577 franchised units in 24 foreign countries at December 26, 1999. Additionally, commitments to develop international franchised units have risen from 161 at the beginning of 1993, to 1,049 at December 26, 1999. Our international franchised unit openings during fiscal year 1999 were:

                  Fiscal Year
                     1999
                  -----------

Popeyes.........      41
Churchs.........      39
Cinnabon........      11
Seattle Coffee..       4
                      --
 Total..........      95
                      ==

     Increase Specialty Coffee Wholesale Business. Our goal is to develop Seattle's Best Coffee and Torrefazione Italia into nationally recognized brand names in the premium segment of the specialty coffee industry. Quality restaurants, hotels, offices, specialty retailers, clubs, universities and other places where people consume food and beverages are potential outlets for specialty coffee. Supermarkets will remain the dominant source of coffee for home consumption and specialty coffee's share of this market is expanding rapidly. We anticipate significant growth in specialty coffee distribution through retail, wholesale food service and grocery over the next few years.

     Capitalize on Additional Growth Opportunities. We intend to aggressively pursue selected growth opportunities by (i) expanding our existing brands to new domestic and international markets, (ii) continuing the development of new points of distribution, (iii) expanding the channels of distribution for our specialty coffees and (iv) acquiring additional branded concepts to provide franchisees with a broad range of investment opportunities, thereby generating a larger and more diversified stream of franchise revenues to us. These initiatives include the following:

       . Non-Traditional Formats. In response to new marketing opportunities and consumer demand, we intend to continue the expansion of the number and type of non-traditional formats from which we sell products. In addition to the traditional stand-alone models, we have franchised and opened restaurants, bakeries and cafes within community shopping plazas, convenience stores, mall food courts, airports and other transportation centers and grocery stores.

       . Co-Branding Initiatives. We intend to selectively enter into co-branding arrangements in which our brands share facilities with other QSRs. We believe that co-branding represents a revenue growth opportunity that provides brand awareness in new markets and faster opening times (because our units are constructed within existing QSR facilities), together with reduced costs of entry and lower ongoing capital expenditures. We have entered into several such arrangements including franchising Churchs restaurants in 83 Harvey's hamburger restaurants in Canada and in 93 White Castle hamburger restaurants throughout the Midwest, Southeast and Northeast United States.

       .  New Distribution Channels.   We intend to aggressively pursue new and
          expanded distribution channels for our premium coffee products. Our marketing efforts will be aimed at developing key accounts with such food service providers as airports, espresso carts, quality restaurants, hotels, independent coffee cafes, delis, theaters, colleges, corporate offices and general merchandise retailers. Our marketing efforts will also be aimed at securing wholesale accounts with larger hotel chains, quality restaurant chains and specialty retailers doing business in multiple regions or on a national basis. We believe that significant opportunities exist to expand our distribution channels into regional and national supermarkets.

       . New Branded Concepts. Since 1998, we have identified and acquired additional high value/high growth brands which we believe will benefit from our operating efficiency, management experience, state-of-the-art technology, service commitment to franchisees and shared administrative infrastructure. We plan to continue to seek out additional high value/high growth brands to acquire, operate and franchise in the future.

     Increase Operational Efficiencies and Leverage Information Technology. Our customized management information systems, typically not affordable by smaller QSR chains, provide both us and our franchisees with the ability to quickly capitalize on restaurant sales enhancement and profit opportunities. We utilize our management information systems to (i) minimize waste and control labor costs, (ii) effectively manage inventory and (iii) analyze product mix and various promotional programs using point-of-sale information. In 1998, we launched AFC Online, an intranet for franchisees that provides operational support, a restaurant development roadmap, a business planning template, marketing information and certain other relevant information on a 24 hours a day, seven days a week basis.

     Maintain High Quality Products, Superior Customer Service and Strong Community Relations. We seek to ensure overall customer satisfaction through consistency in food quality, service and restaurant appearance. We maintain rigorous and ongoing quality control procedures over suppliers and distributors to ensure that our product specifications are maintained. In addition, we have taken an important leadership role in the neighborhoods and communities we serve. Through our involvement in Habitat for Humanity, the United Negro College Fund and the Hispanic Association of Colleges and Universities, among others, we have established a meaningful presence in the local communities we serve, while building customer loyalty and brand awareness.

Site Selection

     We have an extensive domestic site selection process for the establishment of new restaurants, bakeries and cafes, commencing with an overall market plan for each intended area of development, which we compile together with the area developer, if any. Our Churchs and Popeyes brands emphasize free-standing pad sites and end-cap locations with ample parking and easy dinner-time access from high traffic roads. Our Cinnabon and Seattle Coffee brands emphasize mall food courts, in-line shopping centers, transportation facilities, airports and office buildings.

      International sites are often located in highly concentrated urban areas and are built with a multi-floor layout to accommodate the scarcity of real estate and higher percentage of dine-in customers.

Franchise Development

     Our global strategy includes the opening of substantially all of our new restaurants, bakeries and cafes through our franchise programs with new and existing franchisees. We enjoy strong relationships with our franchisees as a result of our ongoing efforts to (i) re-invent and refresh our restaurants, bakeries and cafes by investing capital to re-image and renovate our Company-operated units in each of our systems, (ii) provide strong operational, marketing and technological support to our franchisees, (iii) deliver operating efficiencies and economies of scale to our franchisees and (iv) promote the expansion of our points of distribution to non-traditional formats and new markets for our existing brands.

     Domestic Development Agreements. Our domestic franchise development agreements provide for the development of a specified number of restaurants, bakeries and cafes within a defined geographic territory in accordance with a schedule of unit opening dates. These development schedules generally cover three to five years and typically have benchmarks for the number of restaurants, bakeries and cafes to be opened and in operation at six-month and twelve-month intervals. Our Popeyes and Churchs franchisee developers currently pay a development fee of $10,000 for the first unit to be developed and then a reduced fee ranging from $2,500 to $7,500 for each additional unit to be developed under the same development agreement depending upon the type of development. Our Cinnabon developers currently pay a development fee of $5,000 per unit. Our Seattle Coffee developers currently pay $10,000 for the first unit to be developed and $5,000 for each additional unit under the same development agreement. Such development fees are non-refundable and are typically paid when the development agreement is executed.

     International Development Agreements. We also enter into franchise development agreements with qualified parties to develop restaurants, bakeries and cafes in locations outside of the United States. We may grant international development rights in one or more countries or in limited geographic areas within a particular country. The terms of our international development agreements are, in most respects, similar to our domestic development agreements. International development agreements also require a pre-payment of a portion of the franchise fee for each unit to be developed under the agreement. International development agreements include additional provisions necessary to address the multi-national nature of the transaction (including foreign currency exchange, taxation matters and international dispute resolution provisions) and are also subject to modifications necessary to comply with applicable local laws, such as laws relating to technology transfers, export/import matters and franchising.

     Franchise Agreements. Once a site has been approved by us and the property has been secured by our franchisee, we and our franchisee enter into a franchise agreement under which our franchisee has the right to operate the specific unit to be developed at the site. Our current franchise agreements provide for payment of franchise fees of the following: Churchs franchisees pay $15,000 per location for free-standing units and $5,000 per location for units opened in convenience stores or travel plazas; Popeyes franchisees pay $20,000 per location; Cinnabon franchisees pay $35,000 for the first unit, and $25,000 per location for any second and third units, and $20,000 for the fourth and more units developed under a single development agreement; Seattle Coffee franchisees pay $30,000 per location for the first cafe unit, and $20,000 per location for additional cafe units developed under the same development agreement, $20,000 per location for the first kiosk unit, and $15,000 for each additional kiosk unit developed under the same development agreement, and $5,000 for each mobile cart unit. In addition, our Popeyes and Churchs franchise agreements require franchisees to pay a

5% royalty on net restaurant sales and a 3% (with respect to Popeyes) and 4% (with respect to Churchs) national advertising fund contribution (reduced to a maximum of 1% if a local advertising co-operative is formed). Our Cinnabon franchise agreements require franchisees to pay a 5% royalty on net restaurant sales and a 1.5% national advertising fund contribution. Seattle Coffee franchise agreements currently require the payment to us of a 3% royalty on net restaurant sales and a 2% national advertising fund contribution. In addition, our Seattle Coffee franchisees are required to purchase coffee exclusively from us. Certain of our older franchise and area development agreements provide for lower royalties and reduced franchise and area development fees. Such older forms of agreements constitute a decreasing percentage of all franchise agreements.

     All of our franchise agreements require that each restaurant, bakery and cafe operate in accordance with our operating procedures, adhere to the menu established by us and meet applicable quality, service and cleanliness standards. We may terminate the franchise rights of any franchisee who does not comply with such standards. We are specifically authorized to take accelerated action if any franchised location presents a health risk. We believe that maintaining superior food quality, a clean and pleasant environment and excellent customer service are critical to the reputation and success of our Popeyes, Churchs, Cinnabon and Seattle Coffee systems and we intend to aggressively enforce these contractual requirements. Our franchisees may contest such enforcement, and when necessary, contest our termination of franchise rights.

     The terms of our international franchise agreements are substantially similar to our domestic franchise agreements, except that these agreements may be modified to reflect the multi-national nature of the transaction and to comply with the requirements of applicable local laws. In addition, royalty rates may differ from domestic franchise agreements due to the number of units required to be developed by our international franchisees. Our international franchisees are required to partially pre-pay a franchise fee of up to $45,000 at the time our franchise development agreement is signed, along with a development fee of up to $10,000 for each unit to be developed.

     Turnkey Development. In order to expedite development of our domestic franchised restaurants, bakeries and cafes, we may build units in certain markets for the purpose of subsequent sales to qualified franchisees. We have entered into relationships with several lenders to provide financing to our qualified franchisees who purchase these turnkey units. In fiscal year 1999, we sold seven turnkey units.

     AFC Loan Guarantee Program. In March 2000, we implemented a program offered to current franchisees, new franchisees and our restaurant management employees to open and operate new franchised units, provided they meet certain financial and operational criteria. We have an agreement with one national lender to participate in the program and we anticipate entering into agreements with several other national lenders. Under the AFC Loan Guarantee Program, we will guarantee up to 20% of each qualified franchisee's loan amount, typically for a three-year period. Currently, the total amount of funding to franchisees under this program will not exceed $10.0 million in total and our overall guarantee will not exceed 10% of the $10.0 million. This program is available for Popeyes, Churchs and Cinnabon franchisees and the qualifications vary depending upon the type of franchise development. This program is intended to accelerate franchise development by assisting franchisees in obtaining development financing at competitive rates and provide entrepreneurial opportunities for our restaurant management employees.

Marketing and Community Activity

     Our Popeyes, Churchs, Cinnabon and Seattle Coffee products are marketed to their respective customer bases using a predominantly three-tiered marketing strategy consisting of electronic media, print media and signage and point-of-purchase materials at our restaurants, bakeries and cafes. Each of our brands offers consumers at least one new program each month to maintain consumer product interest. New product introductions and "limited time only" promotional items also play major sales building roles and create regular repeat customers.

     We and our franchisees contribute to a national advertising fund to pay for the development of marketing materials. We and our franchisees also contribute to local advertising funds to support programs in our local markets. For the fiscal year ended December 26, 1999, we contributed approximately $25.2 million to these various advertising funds.

     We are also heavily involved in community activities and support programs that often have an educational theme. Through the AFC Foundation, Inc., a non-profit foundation, we have sponsored and helped construct 200 homes worldwide through Habitat for Humanity, a non-profit sponsor of housing construction for the poor. In addition, we support the United Negro College Fund and the Hispanic Association of Colleges and Universities with promotional fund-raisers. We also sponsor Adopt-A-School programs.

Competition

     Our industry, and particularly the quick service restaurant segment, is intensely competitive with respect to price, quality, name recognition, service and location. Other QSR competitors include chicken, hamburger, pizza, Mexican, sandwich, Chinese food QSRs, other purveyors of carryout food and convenience dining establishments, including national restaurant chains. Numerous well-established QSR competitors possess substantially greater financial, marketing, personnel and other resources than we do. In addition, the QSR industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We must respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes and eating habits, demographic trends and traffic patterns, increases in food and labor costs, competitive pricing and national, regional and local economic conditions. In recent years, a number of companies in the QSR industry have introduced products, including non-fried chicken products, which were developed to capitalize on a growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. It can be expected that we will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. There can be no assurance that consumers will continue to regard our products favorably, as compared to such competitive products, or that we will be able to continue to compete successfully in the QSR marketplace. In addition, our chief competitors in the chicken segment of the QSR industry, KFC(R), and in the specialty coffee business, Starbucks(R), are larger, better capitalized and have greater access to financing at favorable rates, all of which may affect our competitive abilities.

     Our Cinnabon bakeries compete with other QSR's, bagel bakeries and traditional bakeries in the bagel and cinnamon roll business. While national chains such as Einstein/Noah Bagels, New World Coffee-Manhattan Bagel and others compete directly with us for the sale of bakery products, there are few direct competitors in cinnamon rolls. Cinnabon is the leader in the cinnamon roll segment of the QSR business and is the only national cinnamon roll retailer in North America.

     Our whole bean coffees compete directly with specialty coffees sold at retail through supermarkets, specialty retailers, and a growing number of specialty coffee stores. Our coffee beverages compete directly with all restaurant and beverage outlets that serve coffee and a growing number of espresso kiosks, carts, and coffee cafes. Both our whole bean coffees and our coffee beverages compete indirectly with all other coffees on the market, including specialty retail companies such as Starbucks, and conventional coffee companies such as Kraft Foods, Procter & Gamble, and Nestle.

Suppliers

     Our franchisees are generally required to purchase all ingredients, products, materials, supplies, and other items necessary in the operation of their businesses solely from suppliers who (i) demonstrate, to our continuing satisfaction, the ability to meet our standards and specifications for such items, (ii) possess adequate quality controls and capacity to supply our franchisees' needs promptly and reliably and (iii) have been approved in writing by us.

     Supply Contracts. In addition, our Company-operated restaurants and bakeries are obligated to serve certain Coca-Cola(R) and Dr Pepper(R) beverages exclusively. We also have a long-term agreement with Diversified Foods and Seasonings, Inc. ("Diversified") under which we are required to purchase for our Popeyes restaurants certain proprietary products made exclusively by Diversified. We have designated Diversified as the sole supplier of certain proprietary products for the Popeyes system. Diversified sells these products to our approved distributors who in turn sell them to our franchised and Company-operated Popeyes restaurants. In our fiscal year ended December 26, 1999, the Popeyes system purchased approximately $37.8 million of proprietary products made by Diversified. Our Popeyes and Churchs systems also purchase fresh chicken from 14 suppliers who service us from 33 plant locations.

     With respect to our wholesale coffee operations, our principal raw material is green coffee beans. We typically enter into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year as negotiated with the individual supplier. At March 27, 2000, we had commitments to purchase green coffee beans at a total cost of approximately $12.5 million. The contract terms cover a period from January 2000 to December 2000. We purchase 50% of our green coffee beans from two suppliers and purchase the remaining 50% from 15 other suppliers. To the extent the two major suppliers cannot meet our coffee orders, we have the option of ordering our coffee from the other fifteen suppliers.

     Purchasing Cooperative. Supplies are generally provided to our franchised and Company-operated restaurants, bakeries, and to a lesser degree cafes pursuant to supply agreements, which until recently were negotiated by Popeyes Operators Purchasing Cooperative Association, Inc. and Churchs Operators Purchasing Association, Inc. respectively, each a not-for-profit corporation. These corporations were created for the purpose of consolidating our collective purchasing power with our franchisees and as a result being able to negotiate more favorable terms. In January 2000, our purchasing cooperatives were combined into one purchasing and logistical service cooperative, Supply Management Services, Inc., for our members. Our purchasing cooperative is not obligated to purchase, and cannot bind its members to commitments to purchase any supplies. Membership in the cooperative is open to all of our franchisees. Since 1995, our Popeyes and Churchs franchise agreements have required that each franchisee join the purchasing cooperative as a member. Substantially all of our domestic franchisees participate in our purchasing cooperative.

     SCC Cafes. Our Company-operated and franchised cafes purchase all of their coffee from our wholesale distribution centers and their non-coffee food and supply items from Unisource Worldwide, Inc., a large food service supply distributor.

Trademarks and Licenses

     We own a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including the marks "Popeyes", "Popeyes Chicken & Biscuits", "Churchs", "Cinnabon World Famous Cinnamon Roll", "Seattle's Best Coffee", "Torrefazione Italia", "Ultrafryer" and each brand's logo utilized by us and our franchisees in virtually all restaurants, bakeries and cafes domestically. We have trademark registrations for a number of additional marks, including "Gotta Love It"(R), "Day of Dreams"(R), "Love That Chicken From Popeyes"(R), "New Age of Opportunity"(R) and "Franchisor of Choice"(R). In addition, we have registered or made application to register the marks (or, in certain cases, the marks in connection with additional words or graphics) in approximately 150 foreign countries, although there can be no assurance that any mark is registrable in every country registration is sought. We consider our intellectual property rights to be important to our business and actively defend and enforce them.

     Formula Agreement. In connection with our Popeyes brand, we have a perpetual formula licensing agreement with Alvin C. Copeland, the founder of Popeyes, the former owner of the Popeyes and Churchs restaurant systems, and the owner of Diversified Foods and Seasonings, Inc., under which we have the worldwide exclusive rights to the Popeyes spicy fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that we pay Mr. Copeland monthly royalty payments of $254,166 until March 2029.

     King Features Agreements. We have several agreements with The Hearst Corporation, King Features Syndicate Division under which we have the exclusive right to use the image and likeness of the cartoon character "Popeye" (and certain companion characters such as "Olive Oyl") in connection with Popeyes restaurants worldwide. Under these agreements, we are obligated to pay to King Features a royalty of one-tenth of one percent on the first $1 billion of Popeyes cumulative, annual system-wide sales and one twentieth of one percent on the next $2 billion of such annual sales. The annual royalties are capped at $2.0 million for the year under the agreement. The King Features agreements automatically renew annually.

Year 2000 Issues

     In the process of customizing our management information systems, we established procedures to ensure that our new systems were year 2000 compliant. In addition, we formalized a plan to analyze all of our financial and operating computer systems to ensure that any problems would be eliminated before the beginning of the year 2000. This plan included analysis of our supplier systems, and to the extent possible the systems used by our vendors and others that are needed for the proper functioning of our business. We completed the analysis and corrective phases of the plan in 1999. We did not encounter any significant issues related to the Year 2000 rollover. As such, we believe that
we have resolved substantially all of the potential year 2000 issues.    See
"Item 7.  Management's Discussion and Analysis - Year 2000".

Expansion; Dependence on Franchisees and Developers

     Our global strategy will depend heavily on our ability to grow our franchise base of operations. At December 26, 1999, we franchised 1,857 restaurants, bakeries and cafes domestically and 577 restaurants, bakeries and cafes internationally. Our success is dependent upon our franchisees and the manner in which they develop and operate restaurants, bakeries and cafes. As we expand we will also need to find new franchisees who are capable of successfully developing and operating these units. The opening and success of franchised restaurants, bakeries and cafes will depend on various other factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees and developers, our ability to manage this anticipated expansion and hire and train personnel, and general economic and business conditions. Not all of the foregoing factors are within our control or the control of our franchisees or developers.

International Operations

     As of December 26, 1999, we franchised 577 restaurants, bakeries and cafes to franchisees in 24 foreign countries and plan to expand our foreign franchising program significantly in the future. We currently operate three coffee cafes and a wholesale coffee distribution center located in Canada. We do not currently operate any other units outside of the U.S. Included in our revenues are foreign franchise royalties and other fees that are based, in part, on sales generated by our foreign franchised restaurants, bakeries and cafes, including a significant number of franchised restaurants in Asia. Currently, we have limited exposure to changes in international economic conditions and currency fluctuations. We have not historically maintained any hedges against foreign currency fluctuations, although we did enter into a foreign currency hedging agreement in 1999 with respect to the Korean Won. Our losses during the past three years related to foreign currency fluctuations have not been material to our results of operations. For fiscal years 1999, 1998 and 1997, royalties and other revenues from foreign franchisees represented 1.7%, 1.9% and 2.4%, respectively, of our total revenues.

Food Service Industry

     Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants, bakeries and cafes. Multi-unit food service chains such as Popeyes, Churchs, Cinnabon and Seattle Coffee can also be adversely affected by publicity resulting from food quality, illness, injury or other health concerns or operating issues stemming from just one restaurant or a limited number of restaurants.
Dependence on frequent deliveries of fresh food products also subjects food service businesses such as ours to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, material changes in, or the failure by us or our franchisees to comply with, applicable federal, state and local government regulations, and such factors as inflation, increased food, labor and employee benefits costs, such as federally-mandated increases in the minimum wage, regional weather conditions and the unavailability of experienced management and hourly employees may also adversely affect the food service industry in general and our results of operations and financial condition in particular.

Fluctuations in Cost of Chicken

     The principal raw material for our Popeyes and Churchs systems is fresh chicken. For fiscal years ended December 26, 1999 and December 27, 1998, approximately 47% and 50%, respectively of Popeyes' and Churchs' restaurant cost of sales was attributable to the purchase of fresh chicken. As a result, we are significantly affected by increases in the cost of chicken, which can be affected by, among other factors, the cost of grain, the price for other alternative domestic meats and overseas demand for chicken products. Due to extremely competitive conditions in the QSR industry, with respect to increases in raw material costs such as chicken, we have generally not been able to raise retail prices sufficiently to pass all such increased costs to the consumer.

     In order (i) to ensure favorable pricing for our chicken purchases in the future, (ii) to reduce volatility in chicken prices and (iii) to maintain an adequate supply of fresh chicken, the Popeyes and Churchs purchasing cooperatives entered into two types of chicken purchasing contracts with chicken suppliers in 1999. The first is a grain-based "cost-plus" pricing contract that provides chicken prices based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the "Georgia whole bird market value". Under this contract, we pay market price plus a premium for the cut specifications for our restaurants. The market-priced formula contracts are subject to a "ceiling", or highest price, and a "floor", or lowest price, that we will pay over the contract term. Both contracts have terms ranging from three to five years with provisions for certain annual price adjustments as defined in the contracts. In 2000, we intend to increase our purchase volume in the "cost-plus" pricing contract, thereby reducing purchases under the market based contract in order to further reduce our exposure to rising chicken prices should they occur.

Availability and Cost of Green Coffee Beans

     The supply and prices of green coffee beans are volatile. Although most coffee beans trade in the commodity market, coffee beans of the quality sought by us generally trade on a negotiated basis at a premium above the commodity market coffee pricing, depending upon the supply and demand at the time of purchase. Availability and price can be affected by many factors in producing countries, including weather and political and economic conditions.

Insurance

     We carry property, liability, business interruption, crime, and workers' compensation insurance policies, which we believe are customary for businesses of our size and type. Our franchisees are also required to maintain certain minimum standards of insurance with insurance companies satisfactory to us pursuant to their franchise agreements, including commercial general liability insurance, workers' compensation insurance, all risk property and casualty insurance and automobile insurance.

Seasonality

     We have historically experienced the strongest operating results at our Popeyes and Churchs restaurants during the summer months while operating results have been somewhat lower during the winter season. Our Cinnabon bakeries and Seattle Coffee cafes have traditionally experienced the strongest operating results during the Christmas holiday shopping season between Thanksgiving and Christmas. Certain holidays and inclement weather reduce the volume of consumer traffic at quick-service restaurants and may impair the ability of certain restaurants to conduct regular operations for short periods of time.

Regulation

     We are subject to various federal, state and local laws affecting our business, including various health, sanitation, fire and safety standards. Newly constructed or remodeled restaurants, bakeries and cafes are subject to state and local building code and zoning requirements. In connection with the remodeling and alteration of our restaurants, bakeries and cafes, we may be required to expend funds to meet certain federal, state and local regulations, including regulations requiring that remodeled or altered restaurants, bakeries and cafes be accessible to persons with disabilities. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of new restaurants, bakeries and cafes in particular areas.

     We are also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of our food service personnel are paid at rates related to the federal minimum wage and increases in the minimum wage, including those recently enacted by the federal government, have increased our labor costs.

     Certain states and the Federal Trade Commission require franchisors such as us to transmit specified disclosure statements to potential franchisees before granting a franchise. Additionally, some states require us to register our franchise offering documents with the state before we may offer a franchise. We believe that our Uniform Franchise Offering Circulars (together with any applicable state versions or supplements) comply with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises. We are also subject to various federal, state and local laws regulating the discharge of pollutants into the environment. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations as well as other applicable laws and regulations governing our operations.

Environmental Matters

     Approximately 150 of our owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks ("USTs") and some of these properties may currently contain abandoned USTs. As a result of the use of oils and solvents typically associated with automobile repair facilities and gas stations, it is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination if it exists. As a result, after an analysis of our property portfolio, including testing of soil and groundwater at a representative sample of our facilities, we believe we have accrued adequate reserves and have obtained adequate insurance coverage for any environmental remediation liabilities. We are currently not subject to any administrative or court order requiring remediation at any of our properties.

Employees and Personnel

     As of December 26, 1999, we employed 2,499 full-time salaried employees and 14,511 full-time and part-time hourly employees. Of our full-time salaried employees, 125 are involved in overseeing restaurant, bakery and cafe operations, 1,794 are involved in the management of individual restaurants, bakeries and cafes and all remaining salaried employees are responsible for corporate administration, franchise administration and business development. None of our employees are covered by a collective bargaining agreement. We believe that the dedication of our employees is critical to our success, and that our relationship with our employees is good.

Item 2.  PROPERTIES

     We either own or lease the land and buildings for our Company-operated restaurants, bakeries and cafes. In addition, we own or lease land and buildings, which we lease or sublease to our franchisees and third parties. While we expect to continue to lease many of our sites in the future, we also may purchase the land and/or buildings for restaurants, bakeries and cafes to the extent acceptable terms are available. The majority of our units are located in retail community shopping centers and freestanding, heavily traveled locations.

     Restaurants, bakeries and cafes leased to us are typically leased under "triple net" leases that require us to pay real estate taxes, maintenance costs and insurance premiums and, in some cases, to pay percentage rent based on sales in excess of specified amounts. Generally, our leases have initial terms ranging from 5 to 20 years with options to renew for one or more additional periods. Our typical leases or subleases to franchisees are triple net to the franchisee, provide for a minimum rent, based upon prevailing market rental rates, and have a term that usually coincides with the term of the franchise agreement for the location, often being 20 years with renewal options. Such leases are typically cross-defaulted with the corresponding franchise agreement for that site.

     The following table sets forth the locations by state of our Company-operated Popeyes restaurants as of December 26, 1999:

                                    Land
                        Land and   and/or
                        Building  Building
                         Owned     Leased   Total
                        --------  --------  -----

     Texas............     23        40      63
     Georgia..........      3        45      48
     Louisiana........      6        37      43
     North Carolina...      -        13      13
     South Carolina...      -         7       7
     Illinois.........      1         -       1
                           --       ---     ---
       Total Popeyes..     34       141     175
                           ==       ===     ===


     The following table sets forth the locations by state of our Company-operated Churchs restaurants as of December 26, 1999:

                                    Land
                        Land and   and/or
                        Building  Building
                         Owned     Leased   Total
                        --------  --------  -----

     Texas............    151        98      249
     Georgia..........     35        17       52
     Alabama..........     27        12       39
     Louisiana........     19        18       37
     Arizona..........     19         8       27
     Florida..........     20         2       22
     Oklahoma.........     14         2       16
     Mississippi......     10         4       14
     Tennessee........     12         1       13
     New Mexico.......      5         2        7
     Missouri.........      6         -        6
     Arkansas.........      5         1        6
     Nevada...........      2         2        4
     Kansas...........      2         -        2
                          ---       ---      ---
       Total Churchs..    330       164      494
                          ===       ===      ===

     The following table sets forth the locations by state of our Company-operated Seattle Coffee cafes as of December 26, 1999:

                                   Land
                       Land and   and/or
                       Building  Building
                        Owned     Leased   Total
                       --------  --------  -----

     Washington......      -        29       29
     California......      -        13       13
     Illinois........      -        10       10
     Oregon..........      -         6        6
     Massachusetts...      -         5        5
     Georgia.........      -         3        3
     Maryland........      -         2        2
     Texas...........      -         2        2
     Colorado........      -         1        1
     Indiana.........      -         1        1
     Virginia........      -         1        1
                          --        --       --
        Total SCC....      -        73       73
                          ==        ==       ==


     The following table sets forth the locations by state of our Company-operated Cinnabon bakeries as of December 26, 1999:

                                        Land
                            Land and   and/or
                            Building  Building
                             Owned     Leased   Total
                            --------  --------  -----

     California...........      -        46      46
     Washington...........      -        22      22
     Illinois.............      -        15      15
     Florida..............      -        14      14
     Ohio.................      -        12      12
     Texas................      -        10      10
     Michigan.............      -         9       9
     Pennsylvania.........      -         7       7
     Indiana..............      -         6       6
     Massachusetts........      -         6       6
     Wisconsin............      -         6       6
     New Jersey...........      -         5       5
     Hawaii...............      -         4       4
     Maryland.............      -         4       4
     Nevada...............      -         4       4
     Oregon...............      -         3       3
     Virginia.............      -         3       3
     Georgia..............      -         2       2
     Iowa.................      -         2       2
     Kentucky.............      -         2       2
     Tennessee............      -         2       2
     Alabama..............      -         1       1
     Colorado.............      -         1       1
     Connecticut..........      -         1       1
     Delaware.............      -         1       1
     Kansas...............      -         1       1
     Missouri.............      -         1       1
     Montana..............      -         1       1
     Nebraska.............      -         1       1
     New Hampshire........      -         1       1
     New York.............      -         1       1
     South Dakota.........      -         1       1
                              ---       ---     ---
          Total Cinnabon..      -       195     195
                              ===       ===     ===


     Our headquarters are located in approximately 75,000 square feet of leased office space in Atlanta, Georgia. This lease is subject to extensions through 2013. Popeyes leases another facility in Atlanta, Georgia. This lease is subject to extensions through 2010. Churchs leases office space in a separate facility also in Atlanta, Georgia. This lease is subject to extensions through 2011. Currently, Cinnabon is located in our headquarters location. Seattle Coffee leases office space in Seattle, Washington and has four distribution facilities that service our coffee wholesale operations. Two of the distribution centers are located in the Seattle, Washington area. The other two facilities are located in Portland, Oregon and Chicago, Illinois. Our accounting and computer facilities and our Ultrafryer manufacturing facilities are located in San Antonio, Texas and are housed in three buildings that are located on approximately 16 acres of land that we own. We believe that our existing headquarters and other leased facilities provide sufficient space to support our corporate and coffee wholesale operational needs.

      Substantially all of our properties and assets are pledged as collateral against our bank credit facility (See Note 8 to our Consolidated Financial Statements).


Item 3.  LEGAL PROCEEDINGS

     While we are a party to a number of pending legal proceedings that have arisen in the ordinary course of our business, we do not believe that the we are a party to any pending legal proceeding, the resolution of which would have a material adverse effect on our financial condition or results of operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                   Part II.


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for our common stock. As of March 27, 2000, the number of record holders of our common stock was 94.

     We have not declared or paid cash dividends to our shareholders. We anticipate that all of our earnings in the near future will be retained for the development and expansion of our business and, therefore, do not anticipate paying dividends on our common stock in the foreseeable future. Declaration of dividends on our common stock will depend upon, among other things, levels of indebtedness, future earnings, our operating and financial condition, our capital requirements and general business conditions. The agreements governing our indebtedness contain provisions, which restrict our ability to pay dividends on our common stock.

     In connection with the acquisition of SCC on March 18, 1998, we issued 70,141 shares of AFC Common Stock to former SCC shareholders on March 18, 1999 pursuant to a contingent earn-out provision defined in the acquisition agreement. We issued all of these unregistered securities under the limited offering exemption under Rule 506 of Regulation D.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected historical consolidated financial information for the periods and the dates indicated. The balance sheet data and statement of operations data for the years ended December 31, 1995, December 29, 1996, December 28, 1997 December 27, 1998 and December 26, 1999 set forth below have been derived from our financial statements of, which have been audited by Arthur Andersen LLP, independent public accountants. This selected historical consolidated financial information should be read in conjunction with, and is qualified in its entirety by (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
(ii) our audited Consolidated Financial Statements and the notes thereto, each of which is included elsewhere in this report.

                                                                 Year Ended(1)
                                   ------------------------------------------------------------------------
                                    December 26,   December 27,   December 28,   December 29,   December 31,
                                       1999           1998           1997           1996           1995
                                    ------------   ------------   ------------   ------------   ------------
Revenues:
   Restaurant sales.............      $559,512       $487,441        $403,182      $430,280       $426,707
   Franchise revenues...........        77,463         64,211          61,716        51,336         47,916
   Wholesale revenues...........        51,643         36,411               -             -              -
   Manufacturing revenues.......         9,076          7,561           7,647         8,222          9,969
   Other revenues...............         9,448          9,935           8,766         8,005          8,320
                                      --------       --------        --------      --------       --------
      Total revenues............       707,142        605,559         481,311       497,843        492,912

Costs and expenses:
   Restaurant cost of sales.....       167,659        155,165         131,332       142,199        139,286
   Restaurant operating
    expenses....................       287,519        244,651         197,232       211,275        214,703
   Wholesale cost of sales......        24,693         19,064               -             -              -
   Wholesale operating
    expenses....................        13,104          8,070               -             -              -
   Manufacturing cost of sales..         8,048          5,802           6,381         7,201          9,180
   General and administrative...        96,475         86,784          77,492        76,071         78,095
   Executive compensation
    award (2)...................             -              -               -             -         10,647
   Depreciation and
    amortization................        42,352         45,478          33,532        30,904         28,665
   Charges for restaurant
    closings....................         4,435          8,858             479         1,304            688
   Provision for software
    write-offs..................         3,830          5,000               -             -              -
   Gain on sale of fixed assets
    from AFDC transaction.......             -              -          (5,319)            -              -
                                      --------       --------        --------      --------       --------
      Total costs and expenses..       648,115        578,872         441,129       468,954        481,264
                                      --------       --------        --------      --------       --------
Income from operations..........        59,027         26,687          40,182        28,889         11,648

Other expenses:.................
   Interest, net................        34,219         30,786          20,645        15,875         23,444
                                      --------       --------        --------      --------       --------

Income (loss) from continuing
 operations before income
 taxes.........................         24,808         (4,099)         19,537        13,014        (11,796)
   Income tax expense
    (benefit)..................         10,293         (1,346)          8,530         5,163         (2,969)
                                      --------       --------        --------      --------       --------
Net income (loss) from
 continuing operations.........         14,515         (2,753)         11,007         7,851         (8,827)

Discontinued segment:

  Loss from operations of
   Chesapeake Bagel Bakery
   (net of income tax).........            688          5,893               7             -              -
  Loss on sale of Chesapeake
   Bagel Bakery (net of income
   tax)........................          1,742              -               -             -              -
                                      --------       --------        --------      --------       --------
Net loss from discontinued
 segment.......................          2,430          5,893               7             -              -

   Extraordinary loss, net of
    taxes (3)..................              -              -               -        (4,456)             -
                                      --------       --------        --------      --------       --------
Net income (loss)..............         12,085         (8,646)         11,000         3,395         (8,827)

8% Preferred Stock dividends...              -              -               -         1,316          4,555
10% Preferred Stock dividends
 payable in kind...............              -              -           2,240         3,956              -
Accelerated accretion of 8%
 Preferred Stock discount upon
 retirement....................              -              -               -         8,719              -
Accretion of 8% Preferred
 Stock discount................              -              -               -           813          2,571
                                      --------       --------        --------      --------       --------
Net income (loss) attributable
 to common stock...............       $ 12,085       $ (8,646)       $  8,760      $(11,409)      $(15,953)
                                      ========       ========        ========      ========       ========



                                                                 Year Ended(1)
                                   ------------------------------------------------------------------------
                                    December 26,   December 27,   December 28,   December 29,   December 31,
                                       1999           1998           1997           1996           1995
                                    ------------   ------------   ------------   ------------   ------------

Other Financial Data:

EBITDA, as defined (4).........     $  113,009     $   87,037      $   74,017    $    64,866    $   55,342

EBITDA margin (5)..............           15.9 %         14.3 %          15.3 %         13.0 %        11.2 %

Cash flows provided by
 (used in):
   Operating activities........         55,227         45,537          52,515         47,801        28,031
   Investing activities........        (47,846)      (188,287)        (35,782)       (29,388)      (20,114)
   Financing activities........         (1,951)       126,852          (2,985)       (12,806)      (10,721)
   Cash capital
    expenditures(6)
     Maintenance capital
      expenditures.............     $    7,903     $    6,059      $    7,756    $     6,010    $    5,483
     Re-images and renovation..          7,766          2,679          13,356         15,342        15,502
     New restaurant
       development.............         24,771         13,749           4,588          3,215         2,272
     Wholesale operations......          2,154          1,400               -              -             -
     Other.....................         12,376         13,965          16,436          9,384         1,739
                                    ----------     ----------      ----------    -----------    ----------
       Total cash capital
        expenditures...........     $   54,970     $   37,852      $   42,136    $    33,951    $   24,996
                                    ==========     ==========      ==========    ===========    ==========

Ratio of earnings to fixed
  charges (7)..................           1.48 %            -            1.64 %         1.29 %           -

Balance Sheet Data:
  Total assets.................     $  561,889     $  556,465      $  380,002    $   339,668    $  328,645
  Total debt and capital lease
   obligations.................        348,091        360,711         243,882        151,793       204,025
  Mandatorily redeemable
   preferred stock.............              -              -               -         59,956        46,468
  Total shareholders equity
   (deficit)...................        100,799         87,917          48,459         37,902       (21,665)

Restaurant, Bakery and
 Cafe Data (unaudited) (8):
  System-wide sales
   (in thousands):
      Popeyes...................    $1,068,574     $  954,305      $  853,078     $  762,108    $  710,840
      Churchs...................       810,471        755,074         723,988        675,996       647,746
      Cinnabon..................       152,421         41,738               -              -             -
      Seattle Coffee............        31,660         24,887               -              -             -
                                    ----------     ----------      ----------     ----------    ----------
         Total..................    $2,063,126     $1,776,004      $1,577,066     $1,438,104    $1,358,586
                                    ==========     ==========      ==========     ==========    ==========

 System-wide units:
      Popeyes...................         1,396          1,292           1,131          1,021           964
      Churchs...................         1,492          1,399           1,356          1,257         1,219
      Cinnabon..................           388            369               -              -             -
      Seattle Coffee............            98             71               -              -             -
                                    ----------     ----------      ----------     ----------    ----------
         Total..................         3,374          3,131           2,487          2,278         2,183
                                    ==========     ==========      ==========     ==========    ==========

System-wide percentage change
 in comparable restaurant
 sales:
      Popeyes domestic..........           4.4 %          5.2 %           3.6 %          0.5 %         1.2 %
      Churchs domestic..........           1.1 %          4.6 %           4.0 %          4.6 %         4.6 %
      Cinnabon domestic (9).....           2.4 %            -               -              -             -
      Seattle Coffee
       domestic (9).............           3.3 %            -               -              -             -
      Popeyes international.....          (4.8)%        (13.3)%           1.3 %          4.3 %        11.6 %
      Churchs international.....          (2.7)%         (1.5)%           2.6 %         (2.1)%         0.9 %
      Cinnabon
       international (9)........          11.5 %            -               -              -             -

Total commitments outstanding,
 end of period (10).............         1,983          1,602           1,550          1,319         1,083

(1) The company has a 52/53-week fiscal year ending on the last Sunday in December, which normally consists of 13 four-week periods. The fiscal year ended December 31, 1995 included 53 weeks of operations.

(2) During 1995, the Board of Directors granted a special award of $10.0 million to the CEO of the Company and his designees contingent upon the happening of certain events related to a recapitalization of the Company. See "Item 11. Executive Compensation -- Note (2)." The award became payable at the time of the Recapitalization. This award was paid in 1996 in approximately 3.0 million shares of the Company's common stock valued at $3.317 per share, the market value of the Company's common stock at the date of issuance. As a result of the Recapitalization, certain senior executive officers became fully vested in certain stock options pursuant to the terms of the 1992 Stock Option Plan resulting in recognition of $647,000 of compensation expense in 1995.

(3) The extraordinary loss recorded in fiscal 1996 represents the loss associated with the prepayment of certain debt obligations of the Company, net of related income tax effects.

(4) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for non-cash items related to gains/losses on asset dispositions and write-downs, compensation expense related to stock option activity, the executive compensation award (see Note 2 above) and non-cash officer notes receivable items related to the executive compensation award. EBITDA, as defined, should not be construed as a substitute for income from operations or as a better indicator of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles. EBITDA, as defined, is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors find EBITDA, as defined, to be a useful tool for measuring the ability of the Company to service its debt. EBITDA, as defined, is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related Notes to the Consolidated Financial Statements thereto attached.

(5)  EBITDA margin represents EBITDA, as defined, divided by total revenues.

(6) Capital expenditures (excluding expenditures funded through capital leases, and fixed assets in connection with the acquisitions of Seattle Coffee, Cinnabon and Pinetree and not reduced by the cash proceeds received from the sale of fixed assets) have been segregated into the following categories to provide additional information:
     . Maintenance capital expenditures-represents day to day expenditures related to restaurant equipment replacements and general restaurant capital improvements.
     . Re-images and renovation-represents significant restaurant renovations and upgrades pursuant to the Company's re-imaging and renovation activities.
     . New restaurant development-represents new Company-operated restaurant construction and development.
     . Wholesale operations-represents capital expenditures related to our
       Seattle Coffee wholesale operations.
     . Other-represents capital expenditures at various corporate offices and new restaurant equipment such as fryers and security systems.

(7) The Company had a deficiency of earnings to fixed charges for the fiscal years December 31, 1995 and December 27, 1998 of approximately $12,284,000 and $13,139,000, respectively. Earnings consist of income (loss) before taxes, plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, amortization of debt issuance cost and debt discount, preferred stock dividend requirements and accretion (including related tax effects), and one-third of rent expense on operating leases considered representative of the interest factor attributable to rent expense.

(8) Represents sales for all franchised and Company-operated restaurants, bakeries and cafes. Sales information for franchised restaurants is as reported by franchisees or, in some instances, estimated by the Company based on other data, and is unaudited.

(9) Prior year sales figures used to calculate comparable sales include sales from Cinnabon and Seattle Coffee prior to our acquisition of these two brands in 1998.

(10) Commitments represent commitments to open franchised restaurants, bakeries and cafes, as set forth in development agreements. On a historical basis, a number of such commitments have not resulted in unit openings. There can be no assurance that parties to development agreements will open their respective number of units.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in any discussion of our expected future performance or operations, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that these will be realized. Such performance could be materially affected by a number of factors, including without limitation those factors set forth in the "Item 1. Business" section in this filing.

Chesapeake Bagel Divestiture

     On July 26, 1999, we entered into a definitive agreement to sell our Chesapeake Bagel franchise rights and system to New World Coffee-Manhattan Bagel, Inc. for $3.8 million. The sale closed on August 30, 1999. As a result, restaurant sales, franchise revenues, restaurant cost of sales, restaurant operating expenses, general and administrative expenses and depreciation and amortization related to Chesapeake's operations have been classified as discontinued operations in our financial statements. Chesapeake's operations were included in our bakery segment prior to the sale. Accordingly, the discussions that follow have been restated to reflect the continuing operations of our existing brands.

Consolidated Results of Operations

     The following table presents selected revenues and expenses as a percentage of total revenues for our consolidated statements of operations for the fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997.

Percentage Results of Operations

                                                           Year Ended
                                              --------------------------------------
                                              December 26, December 27, December 28,
                                                 1999         1998         1997
                                              ------------ ------------ ------------
Revenues:
 Restaurant sales........................        79.1%        80.5 %       83.8 %
 Franchise revenues......................        11.0         10.6         12.8
 Wholesale revenues......................         7.3          6.0            -
 Manufacturing revenues..................         1.3          1.3          1.6
 Other revenues..........................         1.3          1.6          1.8
                                                -----        -----        -----
  Total revenues.........................       100.0%       100.0 %      100.0 %
                                                -----        -----        -----

Costs and expenses:
 Restaurant cost of sales (1)............        30.0%        31.8 %       32.6 %
 Restaurant operating expenses (1).......        51.4         50.2         48.9
 Wholesale cost of sales (2).............        47.9         52.2            -
 Wholesale operating expenses (2)........        25.4         22.0            -
 Manufacturing cost of sales (3).........        87.9         76.3         84.2
 General and administrative..............        13.6         14.3         16.1
 Depreciation and amortization...........         6.0          7.5          7.0
 Charges for restaurant closings.........         0.6          1.5          0.1
 Provision for software write-offs.......         0.5          0.8            -
 Gain on sale of fixed assets from
  AFDC transaction.......................           -            -         (1.1)
  Total costs and expenses...............        91.7         95.6         91.6

Income from operations...................         8.3          4.4          8.4

Interest expense, net....................         4.8          5.1          4.3

Income (loss) from continuing
 operations before income taxes..........         3.5         (0.7)         4.1

Income tax expense (benefit).............         1.4         (0.2)         1.8

Net income (loss) from
 continuing operations...................         2.1         (0.5)         2.3

Loss on discontinued operations, net of
     taxes, (4)..........................         0.3          1.0            -

Net income (loss)........................         1.8%        (1.5)%        2.3 %

(1) Expressed as a percentage of restaurant sales by Company-operated restaurants, bakeries and cafes.
(2)  Expressed as a percentage of wholesale revenues.
(3)  Expressed as a percentage of manufacturing revenues.
(4)  Represents Chesapeake's operations.

Selected Consolidated Financial Data


The following table sets forth certain financial information and other restaurant, bakery and cafe data relating to our Company-operated and franchised restaurants, bakeries and cafes (as reported to us by our franchisees) for the fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997:


                                                                                    Year Ended
                                                    -------------------------------------------------------------------------
                                                    December 26,    December 27,     % Change      December 28,     % Change
                                                       1999            1998        1998 - 1999        1997        1997 - 1998
                                                    ------------    ------------   -----------     ------------   -----------
                                                                              (dollars in millions)

EBITDA, as defined (1).........................      $  113.0         $   87.0         29.8 %         $   74.0        17.6 %

EBITDA margin..................................          15.9 %           14.3 %       11.5               15.3 %      (6.7)

Capital Expenditures...........................          55.2 (2)         41.5 (2)     33.0               62.9       (34.0)

Restaurant, bakery and cafe data (unaudited):

System-wide sales (3):
   Popeyes.....................................      $1,068.6         $  954.3         12.0 %         $  853.0        11.9 %
   Churchs.....................................         810.5            755.1          7.3              724.0         4.3
   Cinnabon....................................         152.4             41.7          N/A                  -         N/A
   Seattle Coffee..............................          31.7             24.9          N/A                  -         N/A
                                                     --------         --------                        --------
      Total....................................      $2,063.2         $1,776.0         16.2 %         $1,577.1        12.6 %
                                                     ========         ========                        ========

System-wide unit openings (3):
   Popeyes.....................................           151              198        (23.7)%              137        44.5 %
   Churchs.....................................           133               87         52.9                132       (34.1)
   Cinnabon....................................            46                6          N/A                  -         N/A
   Seattle Coffee..............................            27               18          N/A                  -         N/A
                                                     --------         --------                        --------
      Total....................................           357              309         15.5 %              269        14.9 %
                                                     ========         ========                        ========

System-wide units open, end of period:
   Popeyes.....................................         1,396            1,292          8.1              1,131        14.2 %
   Churchs.....................................         1,492            1,399          6.7              1,356         3.2
   Cinnabon....................................           388              369          5.1                  -         N/A
   Seattle Coffee..............................            98               71         36.6                  -         N/A
                                                     --------         --------                        --------
      Total....................................         3,374            3,131          7.8 %            2,487        25.9 %
                                                     ========         ========                        ========

System-wide percentage change in comparable
 restaurant sales:
   Popeyes domestic............................           4.4 %            5.2%                            3.6 %
   Churchs domestic............................           1.1              4.6                             4.0
   Cinnabon domestic (4).......................           2.4                -                               -
   Seattle Coffee domestic (4).................           3.3                -                               -
   Popeyes international.......................          (4.8)           (13.3)                            1.3
   Churchs international.......................          (2.7)            (1.5)                            2.6
   Cinnabon international (4)..................          11.5                -                               -

(1) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.
(2) Excludes fixed assets added in connection with the Seattle Coffee, Cinnabon and Pinetree acquisitions and capital expenditures made to convert the Pinetree restaurants to Popeyes Company-operated restaurants and not reduced for cash proceeds received from the sale of fixed assets.
(3) Prior year system-wide sales figures and unit openings for Cinnabon and Seattle Coffee are not comparable since these acquisitions occurred during 1998.
(4) Prior year sales figures used to calculate comparable sales include sales from Cinnabon and Seattle Coffee prior to our acquisition of these two brands in 1998.

Certain items relating to prior periods have been reclassified to conform with current presentation.

Sales

   System-wide Sales. System-wide sales include sales from all restaurants, bakeries and cafes, whether operated by us or our franchisees. System-wide sales increases in 1999 ($287.2 million) and 1998 ($199.0 million) were primarily due to our acquisitions of Seattle Coffee Company and Cinnabon International in 1998, new unit growth within our chicken brands and positive comparable sales growth in our domestic markets, offset by weaker foreign currencies (measured on a constant currency basis) concentrated in Asia. Domestically, we opened 208 restaurants, bakeries and cafes in 1999 and 138 restaurants, bakeries and cafes in 1998. We opened 95 restaurants, bakeries and cafes in 1999 in international markets, however, international system-wide sales did not experience growth in 1999 related to the new unit openings due to weaker foreign currencies.

   Restaurant Sales. Restaurant sales include sales from our Company-operated restaurants, bakeries and cafes. The chicken segment includes both our Popeyes and Churchs brands. The bakery segment includes our Cinnabon brand, and the coffee segment is comprised of our Seattle Coffee brand's operations.

Chicken

     1999 sales at our Company-operated chicken restaurants of $462.8 million increased $18.5 million and 1998 sales of $444.3 million also grew by $41.1 million. The increased revenue growth in 1999 was due to new restaurant growth (32 units) and comparable sales increases within our chicken brands. 1998 sales grew at a higher rate mainly due to a higher number of restaurant openings (80 restaurants) and higher comparable sales increases. In 1998, we acquired all of the restaurant properties operated by Pinetree Foods, Inc. and during the first and second quarters of 1998 we converted these properties into 66 Popeyes Company-operated restaurants. Sales generated by these restaurants alone during 1998 were $32.9 million.

Bakery

     Sales at our Company-operated Cinnabon bakeries increased $49.8 million in 1999. Sales growth was primarily due to the full year recognition of revenues from our acquisition of Cinnabon in October 1998. Sales generated by Cinnabon bakeries from our acquisition date to our 1998 year end were $22.8 million.

Coffee

     Sales from our Company-operated cafes increased $4.7 million in 1999. Our 1999 sales growth was mainly due to the full year recognition of revenues from our acquisition of Seattle Coffee Company in March 1998 and a 17 unit increase in 1999. Sales generated by our SCC cafes from the date of acquisition to our 1998 year end were $20.4 million.

   Franchise Revenues. Franchise revenues include royalties and franchise fees received from restaurants, bakeries and cafes operated by our franchisees. Royalties are based on a percent of sales, while franchise fees represent initial fixed fees depending on the type of franchise and location. Franchise fees are recorded as revenue when the respective franchised restaurant, bakery or cafe opens or the development agreement is terminated due to a franchisee default. For segment purposes, we have segregated our franchised operations between domestic and international operations.

Chicken

     1999 domestic royalty revenue from our franchised chicken restaurants of $60.8 million increased $6.6 million and 1998 royalty revenue of $51.4 million increased as well by $6.1 million. Both the 1999 and 1998 growth in royalty revenue was driven by positive comparable sales and new unit expansion within
our franchise community.   We opened 172 domestic franchised restaurants in 1999
and 134 restaurants in 1998.

     Domestic franchise fee revenue grew by $2.9 million in 1999, but decreased in 1998 by $4.2 million. 1999 franchise fee revenue increased primarily due to the opening of 172 domestic franchised chicken restaurants which exceeded 1998 openings by 38 restaurants and $1.3 million in franchise fees resulting from the transfer of 100-units from one franchisee to another franchisee and the termination of a development agreement. The revenue decrease in 1998 stemmed from two large franchise transactions in 1997 that produced $3.7 million in
franchise fee revenue, which was not matched in 1998.   Additionally, domestic
franchise restaurant openings during 1998 were 134 versus 170 in 1997.

Bakery

     Royalty revenue from our franchised Cinnabon bakeries increased by $3.0 million in 1999. The 1999 royalty revenue hike was primarily due to our acquisition of Cinnabon in October 1998 and 30 domestic franchised bakery openings in 1999. Royalty revenues in 1998 were $1.0 million from the date of acquisition to our 1998 year end.

International

     Over 90% of our international operations are comprised of franchised Popeyes and Churchs chicken restaurants. International franchise royalty revenue increased $1.5 million in 1999 and decreased $1.4 million in 1998. Our 1999 increase in royalty revenue was attributable to an increase in restaurants in international markets. In 1998, royalty revenues were down, despite an increase in the number of international franchised restaurants, primarily due to the depressed economies in Southeast Asia causing a decrease in comparable sales as well as the impact from the depreciating Southeast Asian currencies in converting foreign currency-based royalties to US dollars.

     In 1999, franchise fee revenue decreased $1.2 million resulting from a decrease of $1.5 million in territorial fees that did not reoccur. The 1999 decrease was offset by a $0.3 million increase in franchise fee revenue due to the opening of 95 units in 1999 versus 71 unit openings in 1998. 1998 franchise fee revenue grew by $0.8 million primarily due to amounts recorded in connection with the development of international Cinnabon bakeries and Seattle Coffee cafes in the Middle East.

     Wholesale Revenues. Our wholesale revenues consist of sales of premium brand coffee from our Seattle Coffee roasting and distribution operations to food service retailers and supermarkets. 1999 wholesale revenues increased by $15.2 million mainly due to the full year recognition of revenues resulting from our acquisition of Seattle Coffee in March 1998. Our 1998 wholesale revenues were $36.4 million from the date of acquisition to our year ended 1998.

Operating Profit

   Company-operated Operating Profit. Company-operated operating profit is equal to Company-operated restaurant, bakery and cafe sales less related operating costs of these restaurants, bakeries and cafes.

Chicken

   Our chicken Company-operated operating profit increased $8.9 million or 11.1% in 1999 and $3.4 million or 4.5% in 1998. Our 1999 operating profit growth resulted from increased comparable sales and a 4.6% drop in average poultry prices. In 1998, a 4.0% rise in comparable sales caused an increase in our operating profit, which was offset by a 2.8% increase in poultry prices.

   Company-operated chicken restaurant operating profit as a percent of restaurant sales was 19.1% in 1999, 17.9% in 1998 and 18.9% in 1997.

Bakery

     Our 1999 operating profit at our Company-operated Cinnabon bakeries grew by $8.3 million. The increase was primarily due to the full year recognition of operating profit resulting from our acquisition of Cinnabon International in October 1998. Operating profit reported at our Cinnabon bakeries from our acquisition date to our 1998 year end was $5.2 million.

Coffee

   1999 operating profit at our Company-operated Seattle Coffee cafes slightly increased by $0.8 million. The increase in operating profit resulted from the full year recognition of operating profit after our acquisition of Seattle Coffee Company in March 1998.

     Wholesale Coffee Operating Profit. Wholesale coffee operating profit is the differences between coffee sales generated from our Seattle Coffee brands to wholesale accounts and the related operating costs of our wholesale operations, which includes the cost of coffee beans and the direct overhead used to roast, blend and distribute specialty coffee blends.

Coffee

   Our wholesale coffee operating profit of $13.8 million in 1999 grew by $4.6 million or 49.3%. The increase was mainly due to the full year recognition of operating profit after our acquisition of Seattle Coffee Company in March 1998. Our 1998 wholesale coffee operating profit from the date of acquisition to our 1998 year end was $9.3 million.

Expenses

   General and Administrative Expenses. General and administrative expenses increased $9.7 million or 11.2% in 1999 and $9.3 million or 12.0% during 1998. The increase in both 1999 and 1998 was primarily attributable to general and administrative expenses incurred in our Seattle Coffee and Cinnabon operations, both acquired in 1998. In 1999, Seattle Coffee and Cinnabon accounted for $7.0 million of the total increase in general and administrative expenses, and our chicken brands added another $4.9 million to these expenses. Decreases in our general liability insurance expense and reimbursement of 1999 marketing expenses offset the increases in general and administrative expenses. In 1998, Seattle Coffee and Cinnabon accounted for $8.9 million of the overall increase in general and administrative expenses, due to our acquisitions of these brands in 1998, and our chicken brands contributed $5.3 million to the increase in general and administrative expenses. A 12% decrease in corporate expenses offset the 1998 increase in general and administration expenses. As a percentage of total revenues, general and administrative expenses were 13.6% in 1999, 14.3% in 1998 and 16.1% in 1997.

   Depreciation and Amortization. Depreciation and amortization decreased by $3.1 million in 1999 and increased by $12.0 million in 1998. In 1999, we re-estimated the useful lives of certain buildings, equipment and leasehold
improvements increasing some and decreasing others.   In some cases the lives
were not adjusted. The 1999 impact of our change in depreciable lives resulted in a decrease of $7.5 million. The decrease was offset by added depreciation and amortization from our Seattle Coffee, Cinnabon and Pinetree Foods acquisitions in 1998. The $12.0 million increase in depreciation and amortization expense in 1998 was primarily attributable to our acquisitions of Seattle Coffee, Cinnabon and Pinetree Foods. Depreciation and amortization as a percentage of total revenues was 6.0% in 1999 7.5% in 1998 and 7.0% in 1997.

   Charges for Restaurant Closings. Charges for restaurant closings include write-downs of restaurant, bakery and cafe assets to net realizable value, provisions related to future rent obligations for closed properties and write-offs of intangible assets identified with the properties. Charges for restaurant closings decreased by $4.5 million in 1999, but increased by $8.4 million in 1998 to $8.5 million. 1999 charges of $4.4 million resulted from the closure of seven Churchs restaurants and five Popeyes restaurants. The increase in 1998 charges primarily resulted from the closure of 14 Popeyes restaurants.

    Software Write-offs. We wrote-off $3.8 million in 1999, and $5.0 million in 1998 that related to our "back office" automation system that was under development, which essentially constituted the entire cost of the system.

   Gain on Sale of Assets from AFDC Transaction.   During the second quarter of
1997, we recorded a $5.3 million pre-tax gain associated with the sale of 100 Company-operated restaurants to AFDC, a Churchs franchisee.

   Income from Operations.   Excluding charges for restaurant closings,
software write-offs and the AFDC gain, income from operations increased $26.6 million or 65.5% in 1999 and $5.2 million or 14.7% in 1998. The 1999 growth in income from operations was due to the full year recognition of revenues and expenses resulting from our 1998 acquisitions of Seattle Coffee and Cinnabon, positive comparable sales and lower depreciation expense. Our chicken brands contributed $12.9 million or 20.0% to the increase in income from operations. The 1998 growth rate was primarily due to our 1998 acquisitions and a 12% decrease in corporate general and administrative expenses offset by a decrease in income from operations from our chicken brands of 10% (driven by start-up costs related to our Pinetree Foods, Inc. acquisition).

   Net Interest Expense. Interest expense, net of capitalized interest, increased $3.5 million in 1999 and $10.1 million in 1998. The 1999 increase in interest expense was due to higher levels of average debt and higher interest rates. In addition, we increased usage on our revolving line of credit in 1999. The 1998 increase in interest expense was due to higher levels of average debt outstanding and higher effective interest rates during 1998 as compared with 1997. The increase in average debt outstanding was primarily attributable to the refinancing transaction completed during the second quarter of 1997, borrowings made under our acquisition and revolving loan facilities during 1998 and borrowings made under our Tranche B term loan. The refinancing transaction also led to higher effective interest rates during 1998.

   Income Taxes. Our effective tax rate for 1999 was 40.7% compared with an effective tax rate of 32.8% in 1998 and an effective tax rate of 43.6% in 1997. Our effective tax rate for 1999 increased due to a full year recognition of non-deductible amortization expense related to our 1998 acquisitions partially offset by job tax credits.

     Loss from Discontinued Operations. The loss from discontinued operations reflects the operating results of Chesapeake Bagel's operations as well as the loss on the sale of Chesapeake. The loss from operations, net of income taxes, was $0.7 million in 1999 and $5.9 million in 1998. The 1998 loss from operations includes a $4.6 million write-down (net of income taxes) of Chesapeake's intangible asset. In 1999, we incurred a loss of $1.7 million on the sale of Chesapeake, net of income taxes.

Liquidity and Capital Resources

Cash for Operations

     We finance our business activities primarily with funds generated from operating activities, proceeds from the sale of shares of common stock, proceeds from long-term debt and a revolving line of credit.

     Net cash provided by operating activities for the years ended December 26, 1999, December 27, 1998 and December 28, 1997 was $55.2 million, $45.5 million and $52.5 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of December 26, 1999 was $3.3 million, compared to $10.8 million at December 27, 1998 and $23.3 million at December 28, 1997. The decrease in available cash and cash equivalents, net of bank overdrafts, in 1999 was primarily due to the timing of accounts payable payments made at year end 1999 versus year end 1998. The decrease in available cash and cash equivalents, net of bank overdrafts in 1998 was primarily due to the acquisitions of Pinetree Foods, Inc. and Seattle Coffee Company.

     Additionally, we meet our short-term needs using our revolving line of credit. Typically, we maintain a low current ratio, .66 at year end 1999 and
 .63 at year end 1998.

     Based upon our current level of operations and anticipated growth, we believe that available cash flow, together with the available borrowings under our Senior Secured Credit Facility and other sources of liquidity, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments under our Senior Subordinated Notes and our Senior Secured Credit Facility.

Capital Expenditures

     During our fiscal year ended 1999, we invested $55.2 million in various capital projects including $24.8 million in new restaurant, bakery and cafe locations; $7.8 million in our re-imaging and renovation program; $2.1 million in our Seattle Coffee wholesale operations; $3.6 million in new management information systems; $7.9 million in other capital assets to update, replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $9.0 million to complete other corporate projects. Essentially all capital expenditures were financed through cash flows provided from normal operating activities and internal funds. Compared to 1998, our capital expenditures in 1999 increased $13.7 million.

     In fiscal year 2000, we plan to invest approximately $40.0 million in capital expenditures. We intend to fund these investments with cash from operations. We estimate $14.3 million will be used for re-imaging and rebuilding existing restaurants, bakeries and cafes; $12.1 million will be used for updating, replacing and extending the lives of restaurant, bakery and cafe equipment and facilities; $4.5 million will be used in our Seattle Coffee wholesale operations; and the remaining $9.1 million will be used for corporate and other matters.

Repurchase of Subordinated Notes

     During the fourth quarter of 1999, we repurchased $8.0 million of our Senior Subordinated Notes at a slight discount. From time to time, we may repurchase more of the Senior Subordinated Notes on the open market.

Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. In addition, a portion of our receivables are denominated in foreign currency, which exposes us to exchange rate movements. Historically, we have not utilized hedging contracts to manage our exposure to foreign currency rate fluctuations since we determined the market risk associated with international receivables was not significant. However, we entered into hedging contracts to some extent in 1999 with respect to the Korean Won to reduce our exposure to future foreign currency rate fluctuations.

     Our net exposure to interest rate risk consists of our Senior Subordinated Notes and borrowings under our 1997 Credit Facility. Our Senior Subordinated Notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under our Senior Subordinated Notes as of December 26, 1999 was $167.0 million. Should interest rates increase or decrease, the estimated fair
value of these notes would decrease or increase, respectively.   As of December
26, 1999, the fair value of our Senior Subordinated Notes exceeded the carrying amount by approximately $0.8 million. Our 1997 Credit Facility has borrowings made pursuant to it that bear interest rates that are benchmarked to US and European short-term floating-rate interest rates. The balances outstanding under our 1997 Credit Facility as of December 26, 1999 totaled $171.2 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 1997 Credit Facility would be approximately $1.7 million. This assumes no change in the amount or composition of the debt at December 26, 1999.

     We entered into two types of chicken purchasing contracts with our suppliers in 1999. One is a grain-based "cost-plus" pricing arrangement that is based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the Georgia whole bird market value, under which we pay market plus a premium for the cut specifications for our restaurants. The market-priced formula contracts are subject to a "ceiling", or highest price, and a "floor", or lowest price, that we will pay over the contract term. Both contracts have terms ranging from three to five years with provisions for certain annual price adjustments as defined in the contracts. In 2000, we intend to increase our purchases under such cost-plus contracts, and reduce purchases under the market-based contracts in order to further reduce our exposure to rising chicken prices should they occur.

     With respect to our wholesale coffee operations, our principal raw material is green coffee beans. We typically enter into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year as negotiated with the individual supplier. At March 27, 2000, we had commitments to purchase green coffee beans at a total cost of approximately $12.5 million which we anticipate will satisfy most of our green coffee bean requirements for 2000. The contract terms cover a period from January 2000 to December 2000.

Year 2000

     We rely to a large extent on computer technology to carry out our day-to-day operations. We worked throughout 1998 and 1999 to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by our information technology ("IT") systems and non-IT systems that are reliant on computer technology. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of our programs that have time-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000. This problem could have resulted in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions or engage in our normal business activities.

     We adopted a Year 2000 assessment plan that included five phases: 1) inventory 2) assess 3) remediate 4) test and 5) maintain. We completed this assessment prior to December 31, 1999. Additionally, we implemented a Franchise Awareness Program and Vendor/Supplier Letter Program. We initiated communications with our significant suppliers and vendors and our franchisee community in an effort to determine the extent to which our business was vulnerable to the failure by these third parties to remediate their Year 2000
problems.   We were not informed of any material risks associated with the Year
2000 problem with respect to these entities.   Lastly, we devised a contingency
plan should our Year 2000 testing procedures fail to mitigate significant Year 2000 issues within our IT and non-IT systems.

     As of March 27, 2000, we have not experienced any significant Year 2000 failures either internally or from our vendors and suppliers or franchise community. There can be no certainty that failures or problems related to Year 2000 might not develop in the future, but we do not believe any such failures or problems are reasonably likely to materially disrupt our business.

     To date, we have incurred approximately $1.0 million in Year 2000 costs, which were funded through operating cash flows. These costs primarily related to fees paid to outside consultants who helped develop a strategy to assess our Year 2000 issues. We initially estimated that the total costs of addressing the Year 2000 issue would approximate $0.9 million. We do not anticipate incurring more costs associated with Year 2000 problems.

Impact of Inflation

     We believe that, over time, we have generally been able to pass along inflationary increases in our costs through increased prices of our menu items, and the effects of inflation on our net income historically have not been, and are not expected to be, materially adverse. Due to competitive pressures, however, increases in prices of menu items often lag inflationary increases in costs.

Seasonality

     We have historically experienced the strongest operating results at Popeyes and Churchs restaurants during the summer months while operating results have been somewhat lower during the winter season. Cinnabon bakeries and Seattle Coffee cafes have traditionally experienced the strongest operating results during the Christmas holiday shopping season between Thanksgiving and Christmas. Certain holidays and inclement weather reduce the volume of consumer traffic at quick-service restaurants and may impair the ability of certain restaurants to conduct regular operations for short periods of time.

Recently Issued Accounting Pronouncements

     In June 1999, Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. The statement is effective for all quarters of fiscal years beginning after June 15, 2000. This statement primarily defers the effective date of FASB Statement No. 133 from June 15, 1999 to June 15, 2000. FASB Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the financial statements at fair value. We do not believe the implementation of FASB Statement No. 133, if applicable, will have a material effect on our consolidated financial statements.


Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     We have included our consolidated financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporate by reference the relevant portions of those statements and information into this Item 8.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No disagreements between us and our accountants have occurred within the 24-month period prior to the date of our most recent consolidated financial statements.

                                   PART III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors, executive officers and senior management of AFC are listed below.


      Name               Age                     Position
      ----               ---                     --------

Frank J. Belatti          52       Chairman, Chief Executive Officer and
                                   Director

Dick R. Holbrook          47       President, Chief Operating Officer and
                                   Director

Samuel N. Frankel         62       Executive Vice President, Secretary,
                                   General Counsel and Director

Gerald J. Wilkins         42       Chief Financial Officer

Hala Moddelmog            44       President of Churchs Chicken

Jon Luther                56       President of Popeyes Chicken & Biscuits

Gregg A. Kaplan           43       President of Cinnabon

Mark J. Doran             36       Director

Paul Farrar               65       Director

Matt L. Figel             40       Director

Peter Starrett            52       Director

Kelvin J. Pennington      41       Director

John M. Roth              41       Director

Ronald P. Spogli          51       Director

William M. Wardlaw        53       Director

     Frank J. Belatti, Chairman, Chief Executive Officer and Director: Mr. Belatti has served as the Chairman, Chief Executive Officer and a director of AFC since it commenced operations in November 1992 following the reorganization of its predecessor. Prior to joining AFC, from 1990 to 1992, Mr. Belatti was employed by Hospitality Franchise Systems, Inc., the franchisor for Ramada and Howard Johnson hotels ("HFS"), as its President and Chief Operating Officer. From 1989 to 1990, Mr. Belatti was President and Chief Operating Officer of Arby's, Inc. ("Arby's") and from 1985 to 1989 he served as the Executive Vice President of Marketing at Arby's. From 1986 to 1990, Mr. Belatti also served as President of Arby's Franchise Association Service Corporation ("AFA"), which created and developed the marketing programs and new product development for the Arby's system. Mr. Belatti received the 1999

Entrepreneur Award from the International Franchise Association, the 1999 Trailblazer Award from the Women's Foodservice Forum, the 1998 Equal Opportunity Award from the Atlanta Urban League, the 1997 Golden Chain Award for excellence in foodservice management and the 1996 International Foodservice Management Association Silver Plate award for excellence and achievement in the food-service industry. He also received the NAACP's Walter White Award and the President's Award for private sector initiatives. Mr. Belatti also serves as Chairman of the AFC Foundation, Inc., as well as a member of the Boards of Directors for The Hank Aaron Chasing the Dream Foundation, Inc., The Schenck School, the Carter Center, The Tandy Corporation and The Atlanta Urban League. Mr. Belatti is also a member of the Executive Steering Committee for Habitat for Humanity.

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

     Gregg A. Kaplan, President of Cinnabon: Mr. Kaplan assumed the position as President of Cinnabon in August 1999. He served as President of the Bakery Cafe Group, which included Cinnabon, from March 1998 to July 1999. He served as Vice President of Strategic Development with the Company from June 1996 to March 1998. Mr. Kaplan formerly served as Senior Vice President of Marketing with Shoney's, Inc. Mr. Kaplan joined Shoney's, Inc. in December 1990. From January 1989 to December 1990, Mr. Kaplan served as Vice President of Marketing with Rally's Inc. From 1983 to 1988, Mr. Kaplan was the Director of Marketing at Wendy's International. Mr. Kaplan is a member of the Board of Directors of the International Franchise Association and the AFC Foundation. He is also a member of the Board of Govenors for the "International Certified Franchise Executive Program".

     Mark J. Doran, Director: Mr. Doran joined FS&Co. in 1988 and became a general partner in March 1998. Previously, Mr. Doran was employed in the high yield department of Kidder, Peabody & Co. Incorporated. Mr. Doran became a director of AFC in April 1996.

     Paul Farrar, Director: Mr. Farrar served as a Senior Vice President of Canadian Imperial Bank of Commerce in Toronto, Canada from 1986 to 1993 and has been retired since then. Mr. Farrar became a director of AFC in 1992. Mr. Farrar also serves as the Chairman of the Board of Directors for Canadian Airlines Corporation and is a member of the Boards of Directors for Consumers Packaging, Inc., Anchor Glass Container Corporation, Adelaide Capital Corp., and Pendaries Petroleum, Ltd.

     Matt L. Figel, Director: Mr. Figel founded Doramar Capital, a private investment firm, in January 1997. From October 1986 to December 1996, Mr. Figel was employed by FS&Co. Mr. Figel became a director of AFC in April 1996.

     Peter Starrett, Director: Mr. Starrett founded Peter Starrett Associates, a retail advisory firm, in August 1998. From 1990 to 1998, Mr. Starrett was the President of Warner Bros. Studio Stores Worldwide. Previously, he held senior executive positions at both Federated Department Stores and May Department Stores. Mr. Starrett also serves on the Boards of Directors of Guitar Center, Inc. Petco Animal Supplies, Inc., The Pantry, Inc., Advance Auto Parts,
Inc., Galyan's Trading Company, Inc., Sur La Table, Inc., PartsAmerica.com and Miadora.com.

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

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid to our Chief Executive Officer and our other four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers") during the fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997.


                                                           Annual Compensation
----------------------------------     ---------------------------------------------------------           All Other
   Name and Principal Position             Year              Salary                 Bonus(1)             Compensation(2)
----------------------------------     -----------     -----------------     -------------------     --------------------

Frank J. Belatti                           1999              $500,000                500,000                $18,368
  Chief Executive Officer                  1998               495,386                      -                 19,560(3)
                                           1997               468,462                660,000                 55,860

Dick R. Holbrook                           1999              $350,000                240,000                $ 8,435(3)
  President and                            1998               345,385                      -                 17,935(3)
  Chief Operating Officer                  1997               323,077                270,000                 21,635

Samuel N. Frankel                          1999              $315,000                211,500                $14,495
  Executive Vice President,                1998               311,538                      -                 50,995
   Secretary and                           1997               294,231                250,000                 50,995
  General Counsel

Gerald J. Wilkins                          1999              $293,077                169,500                $ 6,723(3)
  Chief Financial Officer                  1998               259,616                      -                  4,537(3)
                                           1997               214,519                 99,850                  3,816

Hala Moddelmog                             1999              $293,654                120,000                $ 3,937(3)
President of Churchs Chicken               1998               266,154                      -                  2,935(3)
                                           1997               230,001                120,000                  2,935(3)

------------------
  (1) The bonus amount shown for 1999 and 1997 for all Named Executive Officers other than Mr. Wilkins and Ms. Moddelmog reflect annual payments that were based solely on Company performance during 1999 and 1997 as determined using performance objectives established for fiscal years 1999 and 1997. The amounts shown for Mr. Wilkins and Ms. Moddelmog were largely (but not exclusively) based on performance objectives established for AFC and individual business segments for fiscal years 1999 and 1997.

  (2) The amounts shown under All Other Compensation reflect life insurance premiums paid by AFC with respect to split dollar life insurance policies for the benefit of the Messrs. Belatti, Holbrook and Frankel. AFC also paid $3,816 in life insurance premiums in 1999, 1998 and 1997, respectively, for the split dollar life insurance policy for the benefit of Mr. Wilkins. AFC also paid $1,735 in life insurance premiums in 1999, 1998 and 1997 for the split dollar life insurance policy for the benefit of Ms. Moddelmog.

  (3) Includes matching contributions by AFC into the AFC Deferred Compensation Plan on behalf of Messrs. Holbrook and Wilkins of $1,500 and $2,907, respectively, in 1999 and $1,200 on behalf of Messrs. Belatti and Holbrook, and $721 on behalf of Mr. Wilkins in 1998. Includes matching contributions by AFC into the qualified employee benefit plan under Section 401(k) of the Code on behalf of Ms. Moddelmog of $2,202, $1,200 and $1,125 for 1999, 1998 and 1997,
respectively.

Employment Agreements

     Frank J. Belatti. Mr. Belatti and AFC entered into an employment agreement on November 5, 1992, as amended, on November 5, 1995 (the "Belatti Agreement"). The Belatti Agreement contains customary employment terms and provides for a current annual base salary of $500,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, stock options, fringe benefits, participation in all Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The term of the Belatti Agreement terminates on November 5, 2003, unless earlier terminated or otherwise renewed, pursuant to the terms thereof. Pursuant to the terms of the Belatti Agreement, if Mr. Belatti's employment is terminated without cause or if written notice not to renew his employment is given by AFC, Mr. Belatti would be entitled to, among other things, two-and-one-half times his base annual salary, depending on his length of service at such termination date, and the bonus payable to him for the fiscal year in which such termination occurs. Under the Belatti Agreement, upon (i) a change of control of AFC, (ii) a significant reduction in Mr. Belatti's responsibilities, title or duties or (iii) the relocation of AFC's principal office more than 45 miles from its current location (except to Atlanta, Georgia), Mr. Belatti may terminate his employment and would be entitled to receive, among other things, the same severance pay he would have received had his employment been terminated by AFC without cause.

     Dick R. Holbrook. Mr. Holbrook and AFC entered into an employment agreement on November 5, 1992, as amended, on November 5, 1995 (the "Holbrook Agreement"). The Holbrook Agreement contains customary employment terms and provides for a current annual base salary of $350,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, stock options, fringe benefits, participation in all Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The term of the Holbrook Agreement terminates on November 5, 2003, unless earlier terminated or otherwise renewed, pursuant to the terms thereof. Pursuant to the Holbrook Agreement, if Mr. Holbrook's employment is terminated without cause or if written notice not to renew his employment is given by AFC, he would be entitled to, among other things, two-and-one-half times his base annual salary, depending on his length of service at such termination date, and the bonus payable to him for the fiscal year in which such termination occurs. Under the Holbrook Agreement, upon (i) a change of control of AFC, (ii) a significant reduction in Mr. Holbrook's responsibilities, title or duties not approved by Mr. Belatti or
(iii) AFC relocates its principal office more than 45 miles from its current location (except to Atlanta, Georgia), Mr. Holbrook may terminate his employment and would be entitled to receive, among other things, the same severance pay he would have received had his employment been terminated by AFC without cause.

     Samuel N. Frankel. Mr. Frankel and AFC entered into an employment agreement on December 5, 1995 (the "Frankel Agreement"). The Frankel Agreement contains customary employment terms and provides for a base annual salary of $315,000, subject to annual adjustment by the Board of Directors, and for an annual incentive bonus. The term of the Frankel Agreement terminates on December 5, 2003, unless earlier terminated or otherwise renewed pursuant to the terms thereof. Pursuant to the Frankel Agreement, if Mr. Frankel's employment is terminated without cause or if written notice not to renew is given by AFC, he would be entitled to, among other things, two-and-one-half times his base annual salary, and the bonus payable to him for the fiscal year in which such termination occurs. Under the Frankel Agreement, upon (i) a change of control of AFC, (ii) a significant reduction in Mr. Frankel's responsibilities, title or duties not approved by Mr. Belatti or (iii) the relocation of AFC's principal office more than 45 miles from its current location (except to Atlanta, Georgia), Mr. Frankel may terminate his employment and would be entitled to receive, among other things, the same severance pay he would receive if he was terminated by AFC without cause.

Option Plans

1992 Nonqualified Stock Option Plan

     Our Board of Directors previously approved the 1992 Nonqualified Stock Option Plan (the "1992 Option Plan"), which provides for the grant of options to purchase shares of our common stock to selected officers of AFC. Options under the 1992 Option Plan are not intended to qualify for treatment as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended ("Section 422A"). Options under the 1992 Option Plan became exercisable at various dates beginning on January 1, 1994. If not exercised, options under the 1992 Option Plan will expire 15 years after their issuance (if not sooner due to termination of employment). If the employment of an optionee under the 1992 Option Plan is terminated for any reason, we may be required to repurchase the shares of our common stock acquired by such optionee pursuant to the plan. Up to 1,808,864 shares of common stock were reserved for issuance under the 1992 Option Plan. Prior to April 1996, options with respect to 669,334, 200,000, 170,000, 35,000 and 35,000 shares of our common stock were issued to Messrs. Belatti, Holbrook, Frankel, Wilkins and Ms. Moddelmog, respectively, at an exercise price of $0.10. On April 11, 1996, this exercise price was adjusted to $0.08 per share and additional options with respect to 196,849, 58,860, 50,000, 10,300 and 10,300 shares of our common stock were issued to Messrs. Belatti, Holbrook, Frankel, Wilkins and Ms. Moddelmog, respectively, also at an exercise price of $0.08 per share. As of December 26, 1999, options with respect to 1,612,759 shares of our common stock were outstanding and exercisable under the 1992 Option Plan.

1996 Plan

     In 1996, Our Board of Directors approved three stock option plans, which are described below.

1996 Nonqualified Performance Stock Option Plan--Executive

     Three of our senior executives are eligible to participate in our 1996 Nonqualified Performance Stock Option Plan--Executive. Up to 1,507,489 shares of our common stock may be issued under this plan. Under this plan, our Board of Directors determines the option price. Options under this plan are not intended to qualify for treatment as incentive stock options under Section 422A. This plan is administered by the compensation committee of the Board of Directors. All options granted under this plan may vest over four to five years commencing on the first anniversary of the date of grant if we achieve certain performance goals relating to earnings. On April 26, 1996 we granted options under this plan with respect to 800,000, 400,000 and 225,000 shares of our common stock to Messrs. Belatti, Holbrook and Frankel, respectively, at an exercise price of $3.317 per share. In 1997, AFC granted options with respect to 10,019, 4,517 and 4,517 shares of Common Stock to Messrs. Belatti, Holbrook and Frankel, respectively, at an exercise price of $4.95 per share. In 1998, we granted options with respect to 23,328, 20,000 and 20,000 shares of our common stock to Messrs. Belatti, Holbrook and Frankel, respectively, at an exercise price of $7.50 per share.

     All options granted under this plan will expire ten years from the date of grant unless terminated earlier due to certain circumstances. The exercisability of options under this plan may be accelerated, at the discretion of the Compensation Committee. Additionally, this plan provides that, at any time prior to five years after the date of grant of an option, we may elect to repurchase all or any portion of the shares of our common stock acquired by the participant by exercises of these options for a period of six months after the date of termination of the participant's employment. The purchase price for such repurchased shares shall be their "fair market value" thereof, as determined by our Board of Directors.

     In December 1998, our Board of Directors approved the cancellation of 510,842, 263,428 and 158,428 unvested options under this plan held by Messrs. Belatti, Holbrook and Frankel, respectively. These options had exercise prices that ranged from $3.32 per share to $7.50 per share. In connection with the cancellation, our Board of Directors also approved the grant of 510,842, 263,428 and 158,428 options for Messrs. Belatti, Holbrook and Frankel, respectively at an exercise price of $7.75 per share, which was the fair value our common stock determined by our Board of Directors at the date of grant. Additionally, Messrs. Belatti, Holbrook and Frankel became fully vested in these options on the grant date. As of December 26, 1999, options with respect to 1,507,489 shares of our common stock were outstanding and exercisable under this plan.

1996 Nonqualified Performance Stock Option Plan--General

     Certain other officers and key employees not covered by the Executive Performance Option Plan are eligible to receive options to purchase our common stock under our 1996 Nonqualified Performance Stock Option Plan--General. Up to 1,205,806 options to purchase shares of our common stock are issuable under this plan. Options under this plan are not intended to qualify for treatment as incentive stock options under Section 422A. Pursuant to this plan, on April 26, 1996, we granted options with respect to 125,000 and 100,000 shares of our common stock to each of Mr. Wilkins and Ms. Moddelmog, respectively, at an exercise price of $3.317 per share. In 1997, we granted options with respect 2,377 shares of our common stock to Mr. Wilkins and Ms. Moddelmog at an exercise price of $4.95 per share. This plan has a number of terms that are substantially similar to terms found in our Executive Performance Option Plan. All options granted under this plan may vest over four to five years commencing on the first anniversary of the date of grant if we achieve certain performance goals relating to our earnings. Such options expire ten years from the date of grant unless terminated earlier due to certain circumstances. Additionally, this plan restricts employees from transferring any shares of our common stock received on the exercise of the options prior to the fifth anniversary of the date of the grant, and provides that we will have an option to repurchase any such shares of common stock if the employee's employment is terminated prior to the fourth anniversary of the date of grant. Additionally, after the fourth anniversary of the date of grant, we have a right of first refusal with respect to any proposed transfer of such shares of our common stock. Finally, this plan contains provisions relating to certain "tag-along" and "drag-along" rights should our majority shareholder find a third-party buyer for all of our common stock. Such restrictions and rights terminate at the time of an initial public offering of our common stock. As of December 26, 1999, options to purchase 925,893 shares of our common stock were outstanding under this plan, of which options to purchase 734,517 shares of our common stock were exercisable.

1996 Nonqualified Stock Option Plan

     All of our officers and most of our employees are eligible to receive options to purchase our common stock under our 1996 Nonqualified Stock Option Plan. This plan authorizes us to issue up to 1,872,282 options to purchase shares of our common stock. Options under this plan are not intended to qualify for treatment as incentive stock options under Section 422A. On April 11, 1996, options to purchase 90,000, 55,000 and 35,000 shares of our common stock were granted to Messrs. Belatti, Holbrook and Frankel, respectively, at an exercise price of $3.317 per share. On April 26, 1996, options to purchase 5,000 shares of our common stock were granted under this plan to Mr. Wilkins and Ms. Moddelmog also at an exercise price of $3.317 per share. In 1997, options to purchase 32,390, 14,963, 14,963, 7,782 and 7,782 shares of our common stock were granted to Messrs. Belatti, Holbrook, Frankel, Wilkins and Ms. Moddelmog, respectively, at an exercise price of $4.95 per share. On January 1, 1998, options to purchase 16,672 and 5,000 shares were granted to Messrs. Belatti and Holbrook, respectively, at an exercise price of $7.50 per share. Also on January 1, 1998, options to purchase 15,000 and 20,000 shares were granted to Mr. Wilkins and Ms. Moddelmog, respectively, at an exercise price of $7.50 per share. On January 1, 1999, options to purchase 30,000, 25,000, 20,000, 20,000 and 20,000 shares were granted to Messrs. Belatti, Holbrook, Frankel, Wilkins and Ms. Moddelmog, respectively, at an exercise price of $7.75 per share. This plan contains many of the same provisions as our 1996 Executive Performance Option Plan and General Performance Option Plan. All options granted under this plan vest in 25% increments upon each of the first, second, third and fourth anniversaries of the date of grant and expire seven years from the date of grant, unless terminated earlier due to certain circumstances. This plan includes the same repurchase, stock transfer restrictions, rights of first refusal and "tag-along" and "drag-along" rights found in the 1996 Nonqualified Performance Option Plan - General. All such restrictions and rights terminate at the time of an initial public offering of our common stock. As of December 26, 1999, options with respect to 1,366,964 shares of our common stock were outstanding under the 1996 Option Plan, of which options to purchase 412,366 shares of our common stock were exercisable.

     The following table sets forth information concerning the number and value of securities underlying unexercised options held by each of the Named Executive Officers at December 26, 1999.

                                             AFC Option Grants in the Last Fiscal Year

                                            Individual Grants(1)                                   Potential Realizable
                                --------------------------------------------                      Value at Assumed Annual
                                 Number of        % of Total                                        Rates of Stock Price
                                Securities         Options                                        Appreciation for Option
                                Underlying        Granted to      Exercise                                 Term(2)
                                 Options         Employees in        or       Expiration        ---------------------------
       Name                      Granted (#)      Fiscal Year    Base Price      Date              5%                10%
       ----                     ------------     ------------  -------------  -----------       --------           --------

Frank J. Belatti...............   30,000              6.06          $7.75       1/1/09          $128,184           $315,723

Dick R. Holbrook...............   25,000              5.05          $7.75       1/1/09          $106,820           $263,102

Samuel N. Frankel..............   20,000              4.04          $7.75       1/1/09          $ 85,456           $210,482

Gerald J. Wilkins..............   20,000              4.04          $7.75       1/1/09          $ 85,456           $210,482

Hala Moddelmog.................   20,000              4.04          $7.75       1/1/09          $ 85,456           $210,482

-----------
  (1) Option grants to the Named Executive Officers set forth in the table were granted under the 1996 Nonqualified Stock Option Plan.

  (2) These columns indicate the hypothetical gains of "option spreads" of the outstanding options granted, based on assumed annual compound stock appreciation rates of 5% and 10% over the options' terms. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent AFC's estimate or projection of the future prices or market value of Common Stock.

     The following table sets forth information concerning the number and value of securities underlying unexercised options held by each of the Named Executive Officers as of December 26, 1999.

              Aggregated Option Exercises in the Last Fiscal Year
                       and Fiscal Year-End Option Values

                                                                   Securities Unexercised            Value of Unexercised
                                                                   Underlying Options at           In-the-Money Options at
                                                                      Dec 26, 1999 (#)             Dec. 26, 1999 ($)(1)(2)
                                                               -----------------------------     ---------------------------
                                                                                     Not             Not
                                                               Exercisable       Exercisable     Exercisable     Exercisable
                                                               -----------       -----------     -----------     -----------
Frank J. Belatti............................................    1,787,403           81,199        $9,308,591       $188,814
Dick R. Holbrook............................................      733,412           49,982        $3,268,763       $107,832
Samuel N. Frankel...........................................      503,302           36,232        $2,478,538       $ 77,851
Gerald J. Wilkins...........................................      158,474           61,985        $  903,436       $162,729
Hala Moddelmog..............................................      139,724           60,735        $  805,714       $140,877

----------------
  (1) Because there is no established public trading market for Common Stock, the Board of Directors of AFC must, under certain circumstances, determine the fair market value of the Common Stock. AFC believes that the fair market value of the Common Stock was $8.25 per share as of December 26, 1999.

(2) Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the fair market value of the underlying Common Stock of $8.25 per share as described in
Note 1.


1998 SCC Plan

     In connection with our acquisition of Seattle Coffee Company ("SCC") in March 1998, we executed the Substitute Nonqualified Stock Option Plan. This plan was established to enable us to issue AFC options to former SCC option holders in order to purchase 100% of SCC's common stock pursuant to the purchase agreement. This plan authorizes the issuance of approximately 500,000 options at exercise prices that range from $3.91 to $6.75 per share. We issued approximately 450,000 options at the closing date of the acquisition to the SCC option holders. The issuance of the remaining 50,000 is subject to a holdback provision in the agreement. At December 26, 1999, the weighted-average price per share was $4.79. The options under this plan vested when issued by us and expire at various dates through October 31, 2007. At December 26, 1999, the weighted-average contractual life of these options was 5.7 years. As of December 26, 1999, 462,756 options were exercisable.

Stock Bonus Plans

     Officers, key employees and certain consultants of AFC have received shares of Common Stock under AFC's 1996 Employee Stock Bonus Plan--Executive (the "Executive Bonus Plan") and the 1996 Stock Bonus Plan--General (the "General Bonus Plan"). On April 26, 1996, an aggregate of 2,649,969 shares of Common Stock were issued under the Executive Bonus Plan and an aggregate of 364,803 shares of Common Stock were issued under the General Bonus Plan at a fair market value of $3.317 per share. On such date, Messrs. Belatti, Holbrook and Frankel were issued 1,329,969, 660,000 and 660,000 shares of Common Stock, respectively, under the Executive Bonus Plan and Mr. Wilkins and Ms. Moddelmog were each issued 14,700 and 34,700 shares, respectively, of Common Stock under the General Bonus Plan. Under each such plan, at any time prior to five years after the date of grant of Common Stock bonuses, AFC has the option, in certain circumstances, to repurchase all or any portion of the shares of Common Stock acquired by the plan participant for a period of six months after the date of termination of the participant's employment. The price for such repurchase will be the fair market value of the shares as determined by the Board of Directors, except for termination of employment other than death or disability under the General Bonus Plan. In such instances, the repurchase price shall be a certain fraction of the fair market value, depending on the length of employment by such employee. This repurchase option terminates upon AFC's initial public offering of Common Stock or a change of control with respect to AFC. In addition, shares issued under the General Bonus Plan are also subject to the same transfer restrictions, rights of first refusal and "tag-along" and "drag-along" rights that are found in the General Option Plan. No further shares are available for issuance under either the Executive Bonus Plan or the General Bonus Plan.

Other Employee Benefit Plans

     Our Board of Directors approved in 1994, a nonqualified retirement, disability and death benefit plan for certain officers. Retirement benefits under this plan are unfunded. Annual benefits are equal to 30% of the participant's average base compensation for the five years preceding retirement. We also provide post-retirement medical benefits (including dental coverage) for certain retirees and their spouses. These benefits are payable in 120 equal monthly installments following the participant's retirement date. Death benefits under this plan cover certain officers and are up to five times the officer's base compensation at the time of employment. We have the discretion to increase the employee's death benefits. Death benefits are funded by split dollar life insurance arrangements. The accumulated benefit obligation relating to this plan was approximately $2.1 million on December 26, 1999.

Compensation Committee Interlocks and Insider Participation

     Currently, our executive committee of the Board of Directors oversees compensation matters. Messrs. Belatti and Frankel, two of our Named Officers, serve on the executive committee but neither Mr. Belatti nor Mr. Frankel participate in matters regarding his own compensation.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the total number and percentage of the outstanding shares of our common stock beneficially owned as of March 27, 2000, with respect to each person (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) we know to have beneficial ownership of more than 5% of our common stock. We computed the percentage ownership amounts in accordance with the provisions of Rule 13d-3(d), which includes as beneficially owned all shares of our common stock which the person or group has the right to acquire within the next 60 days. The percentages are based upon 39,443,398 shares outstanding as of March 27, 2000.

                         Ownership of AFC Common Stock

                                                                            Shares of               Percentage of
                                Name(1)                                    Common Stock              Common Stock
                                -------                                    ------------             -------------
        Freeman Spogli & Co. Incorporated(2)(3)......................       21,212,421                   53.8%
        Canadian Imperial Bank of Commerce(4)........................        6,312,724                   16.0%
        PENMAN Private Equity and Mezzanine Fund, L.P.(5)............        2,361,954                    6.0%
        ML IBK Positions, Inc.(6)....................................        2,050,000                    5.2%
        Frank J. Belatti(7)(8).......................................        3,288,671                    8.0%
        Dick R. Holbrook(7)(9).......................................        1,431,307                    3.6%
        Samuel N. Frankel(7)(10).....................................        1,250,587                    3.1%
        Gerald J. Wilkins(7)(11).....................................          254,060                    *
        Hala Moddelmog(7)(12)........................................          187,620                    *
        Mark J. Doran(3).............................................               --                     --
        Paul Farrar(13)..............................................               --                     --
        Matt L. Figel(14)............................................               --                     --
        Peter Starrett(3)............................................           44,000                    *
        Kelvin J. Pennington(5)......................................               --                     --
        John M. Roth(3)..............................................               --                     --
        Ronald P. Spogli(3)..........................................               --                     --
        William M. Wardlaw(3)........................................               --                     --
        Directors and officers as a group (24 persons) (15)..........       30,970,972                   71.1%
                                                                            ----------

----------
* Less than 1.0% of outstanding shares of Common Stock.

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

  (7) The business address of AFC's executive officers is c/o AFC Enterprises, Inc., Six Concourse Parkway, Suite 1700, Atlanta, Georgia 30328.

  (8) Includes 1,829,669 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 27, 2000.

  (9) Includes 758,403 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 27, 2000.

  (10) Includes 520,793 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 27, 2000.

  (11) Includes 170,420 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 27, 2000.

  (12) Includes 152,920 shares of Common Stock issuable with respect to options exercisable within 60 days as of March 27, 2000.

  (13) Mr. Farrar's mailing address is 159 Wimbleton Road, Toronto, Ontario, Canada, M9A3S8.

  (14) Mr. Figel's business address is c/o Doramar Capital, 300 South Grand Avenue, Suite 2900, Los Angeles, California 90071.

  (15) Includes 21,212,421 shares of Common Stock held by affiliates of FS&Co., 2,361,954 shares of Common Stock held by an affiliate of PENMAN Equity and 4,143,501 shares of Common Stock issuable with respect to options granted to certain executive officers that are exercisable within 60 days as of March 27, 2000.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1996, Messrs. Belatti, Holbrook, Frankel, Wilkins and Ms. Moddelmog borrowed approximately $2.0 million, $1.0 million, $1.0 million, $0.1 million and $0.1 million, respectively, from us to cover certain income tax liabilities arising as a result of the issuance of shares of our common stock in connection with a 1996 recapitalization. In 1997, we additionally loaned each of Messrs. Belatti, Holbrook and Frankel approximately $0.1 million with respect to the above. Each officer delivered a promissory note to us with respect to the amount borrowed and each promissory note is due on December 31, 2003 with a simple interest rate of 6.25% per annum. In connection with these notes, each officer also entered into a pledge agreement with us whereby each note is secured by the pledge of shares of our common stock issued to them. At December 26, 1999, the outstanding principal balances plus accrued interest due from Messrs. Belatti, Holbrook, Frankel, Wilkins and Ms. Moddelmog was $2,558,021, $1,266,422, $1,266,422, $27,044 and $63,833, respectively.

     In connection with our acquisition of the Cinnabon brand in October 1998, we issued 2,795,703 shares of our common stock to certain existing "qualified" shareholders and option holders at a purchase price of $7.75 per share. The buyers of stock included an affiliate, Freeman Spogli and Co., Inc., which through other affiliates, is our majority shareholder, and PENMAN Private Equity and Mezzanine Fund, L.P. Freeman Spogli purchased 2,219,355 shares of Common Stock for a purchase price of $17.2 million. PENMAN Private Equity and Mezzanine Fund, L.P. purchased 251,613 shares of Common Stock for a purchase price of approximately $2.0 million. Messrs. Belatti, Holbrook, Frankel and Wilkins purchased 129,033, 12,904, 51,613 and 15,000 shares of Common Stock, respectively, for a purchase price of $1.0 million, $0.1 million, $0.4 million and $0.1 million, respectively.

     Messrs. Belatti, Holbrook, Frankel and Wilkins borrowed $0.8 million, $0.1 million, $0.3 million and $0.1 million, respectively, from us to cover a portion of the purchase for their shares of common stock. Each one delivered a promissory note to us with respect to the amount borrowed. The notes bear interest at 7.0% per annum with principal and interest payable at the end of the term of the note, which is December 31, 2005. The notes are secured by the number of shares of common stock purchased by the employees. At December 26, 1999, the outstanding principal balances plus accrued interest due from Messrs. Belatti, Holbrook, Frankel and Wilkins was approximately $0.8 million, $0.1 million, $0.3 million and $0.1 million, respectively.

     In June 1999, Mr. Wilkins purchased 32,000 shares of our common stock from a former employee. Mr. Wilkins delivered a promissory note to us for $181,000 to fund the purchase of these shares. The note bears interest at 7.0% per annum with principal and interest payable at the end of the term of the note, which is December 31, 2005. The note is secured by the number of shares of common stock purchased by Mr. Wilkins with the note proceeds. At December 26, 1999, the outstanding principal balance plus accrued interest due from Mr. Wilkins was approximately $0.2 million.

     In October 1999, Messrs. Frankel and Wilkins purchased 18,181 and 21,940 shares, respectively, of our common stock from us. Messrs. Frankel and Wilkins delivered promissory notes to us for $104,993 and $135,005, respectively. The notes bear interest at 7.0% per annum with principal and interest payable at the end of the term of the note, which is December 31, 2005. The notes are secured by the number of shares of common stock purchased by the Messrs. Frankel and Wilkins with the note proceeds. At December 26, 1999, the outstanding principal balances plus accrued interest due from Messrs. Frankel and Wilkins were approximately $0.1 million for both notes.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

     The following consolidated financial statements of the Company appear immediately following this Item 14:

                                                                                Pages
                                                                                -----
          Report of Independent Public Accountants..............................  F-1
          Consolidated Balance Sheets as of December 26, 1999 and December
             27, 1998...........................................................  F-2
          Consolidated Statements of Operations for the Years ended December
             26, 1999, December 27, 1998 and December 28, 1997..................  F-4
          Consolidated Statements of Changes in Shareholders' Equity for
             the Years ended December 26, 1999, December 27, 1998 and December
             28, 1997...........................................................  F-5
          Consolidated Statements of Cash Flows for the Years Ended December
             26, 1999, December 27, 1998 and December 28, 1997..................  F-6
          Notes to Consolidated Financial Statements............................  F-8

     The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company's Consolidated Financial Statements, including the notes to those statements.

(b) Reports on Form 8-K

     We filed a Current Report on Form 8-K dated December 23, 1999 under Item 5, Other Events, to report our change in reporting quarters beginning in the fiscal year 2000.

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

      4.3 (c) Amended and Restated Credit Agreement, dated as of October 15, 1998, among AFC Enterprises, Inc. and Goldman Sachs Credit Partners L.P., as Syndication Agent and Lead Arranger and the financial institutions listed therein (collectively "Lenders") and Canadian Imperial Bank of Commerce, as Administrative Agent, as amended to date.

      4.4 (a) Security Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

      4.5 (a) Pledge Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

      4.6 (a) Trademark Security Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

      4.7 (a) Collateral Account Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

      4.8 (a) Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 21, 1997, between AFC and CIBC, as Administrative Agent.

     10.1 (a) Stock Purchase Agreement dated February 23, 1996 among AFC, FS Equity Partners, L.P. III ("FSEP III"), and FS Equity Partners International, L.P. ("FSEP International").

     10.2 (a) Stockholders Agreement dated April 11, 1996 among FSEP III and FSEP International, CIBC, Pilgrim Prime Rate Trust, Van Kampen American Capital Prime Rate Income Trust, Senior Debt Portfolio, ML IBK Positions Inc., Frank J. Belatti, Dick R. Holbrook, Samuel
               N. Frankel (collectively, the "Stockholders") and AFC, as amended to date.

     10.3 (a)  Form of Popeyes Development Agreement

     10.4 (a)  Form of Churchs Development Agreement

     10.5 (a)  Form of Popeyes Franchise Agreement

     10.6 (a)  Form of Churchs Franchise Agreement

     10.7 (a) Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc. (a predecessor of AFC), as amended to date.

     10.8 (a) Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

     10.9  (a) Recipe Royalty Agreement dated March 21, 1989 by and among Alvin
               C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

     10.10 (a) Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc.

     10.11 (a) Assignment and Amendment dated January 1, 1981 between
               A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.

     10.12 (a) Popeye License Agreement dated January 1, 1981 between King Features Syndicate Division of The Hearst Corporation and Popeyes Famous Fried Chicken, Inc.

     10.13 (a) Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.

     10.14 (a) License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.

     10.15 (a) Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and
               A. Copeland Enterprises, Inc.

     10.16 (a) Employment Agreement dated November 5, 1992 between AFC and Frank
               J. Belatti, as amended to date.

     10.17 (a) Employment Agreement dated as of November 5, 1992 between AFC and Dick R. Holbrook, as amended to date.

     10.18 (a) Employment Agreement dated December 5, 1995 between AFC and Samuel N. Frankel.

     10.19 (a) 1992 Stock Option Plan of AFC (formerly America's Favorite Chicken Company) effective as of November 5, 1992, as amended to date.

     10.20 (a) 1996 Nonqualified Performance Stock Option Plan (Executive) of AFC effective as of April 11, 1996.

     10.21 (a) 1996 Nonqualified Performance Stock Option Plan (General) of AFC effective as of April 11, 1996.

     10.22 (a) 1996 Nonqualified Stock Option Plan of AFC effective as of April 11, 1996.

     10.23 (a) Form of Nonqualified Stock Option Agreement (General) between AFC and stock option participants.

     10.24 (a) Form of Nonqualified Stock Option Agreement (Executive) between AFC and certain key executives.

     10.25 (a) 1996 Employee Stock Bonus Plan (Executive) of AFC effective as of April 11, 1996.

     10.26 (a) 1996 Employee Stock Bonus Plan (General) of AFC effective as of April 11, 1996.

     10.27 (a) Form of Stock Bonus Agreement (Executive) between AFC and certain executive officers.

     10.28 (a) Form of Stock Bonus Agreement (General) between AFC and certain key officers and employees.

     10.29 (a) Form of Secured Promissory Note issued to certain members of management.

     10.30 (a) Form of Stock Pledge Agreement between AFC and certain members of management.

     10.31 (a) AFC 1994 Supplemental Benefit Plan for Executive Officers dated May 9, 1994.

     10.32 (a) AFC 1994 Supplemental Benefit Plan for Senior and Executive Staff Officers dated April 19, 1994.

     10.33 (a) AFC 1994 Supplemental Benefit Plan for Senior Officers/General Managers dated May 9, 1994.

     10.34 (a) AFC 1994 Supplemental Benefit Plan for Designated Officers dated May 9, 1994.

     10.35 (a) Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 27, 1997.

     10.36 (a) Form of Indemnification Agreement dated April 11, 1996 by and between AFC and all directors.

     10.37 (b) Credit Agreement dated August 12, 1997, between AFC and Banco Popular ("Banco Popular") De Puerto Rico for Turnkey Development program financing.

     10.38 (d) Agreement and Plan of Merger among AFC Enterprises, Inc. and Seattle Coffee Company, all of the Principal Shareholders of Seattle Coffee Company (collectively "SCC") and AFC Acquisition Corp (the "Merger Agreement"), as amended to date.

     10.39 (e) Agreement and Plan of Merger by and among Cinnabon International, Inc., AFC Enterprises, Inc. and AFC Franchise Acquisition Corp., effective August 13, 1998, as amended to date.

     10.40 (f) Stockholder Agreement by and among AFC Franchise Acquisition Corp. and other parties signatories dated as of August 13, 1998.

     10.41 (c) AFC Deferred Compensation Plan dated January 1, 1998, as amended to date, as amended to date.

     10.42 (g) AFC Enterprises, Inc. 1999 - 2003 Long-Term Employee Success Plan, effective January 1, 1999.

     21.1  (c) Subsidiaries of AFC.

     23.2  (f) Consent of Ernst & Young LLP.

     27.1  (h) Financial Data Schedule.

-------------------------
(a) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(b) Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 7, 1997 on October 21, 1997 and incorporated by reference herein.

(c) Filed as an exhibit to the Company's Form 10-K for the year ended December 27, 1998 on March 29, 1999 and incorporated by reference herein.

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

(g) Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 13, 1999 on July 28, 1999 and incorporated by reference herein.

(h)  Included in this filing.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AFC Enterprises, Inc.

                                       By: /s/   Frank J. Belatti
                                           --------------------------------
                                           Frank J. Belatti
                                           Chairman of the Board and
                                           Chief Executive Officer

                                       Date:  March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                              Title                       Date
   ----------                              -----                       ----

/s/  Frank J. Belatti            Chairman of the board and       March 27, 2000
---------------------------       Chief Executive Officer
     Frank J. Belatti          (Principal Executive Officer)


/s/  Gerald J. Wilkins            Chief Financial Officer        March 27, 2000
---------------------------      (Principal Financial and
     Gerald J. Wilkins              Accounting Officer)


/s/  Dick R. Holbrook           President, Chief Operating       March 27, 2000
---------------------------        Officer and Director
     Dick R. Holbrook

/s/  Samuel N. Frankel          Executive Vice President,        March 27, 2000
---------------------------    Secretary, General Counsel
     Samuel N. Frankel                and Director


/s/  John M. Roth                     Director                   March 27, 2000
---------------------------
     John M. Roth

/s/  Mark J. Doran                    Director                   March 27, 2000
---------------------------
     Mark J. Doran

/s/  Paul Farrar                      Director                   March 27, 2000
---------------------------
     Paul Farrar

/s/  Matt L. Figel                    Director                   March 27, 2000
---------------------------
     Matt L. Figel

/s/  Peter Starrett                   Director                   March 27, 2000
---------------------------
     Peter Starrett

/s/  Kelvin J. Pennington             Director                   March 27, 2000
---------------------------
     Kelvin J. Pennington

/s/  Ronald P. Spogli                 Director                   March 27, 2000
---------------------------
     Ronald P. Spogli

/s/  William M. Wardlaw               Director                   March 27, 2000
---------------------------
     William M. Wardlaw

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of AFC Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of AFC Enterprises, Inc. (a Minnesota corporation) and subsidiaries (collectively referred to hereafter as "the Company") as of December 26, 1999, and December 27, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 26, 1999, December 27, 1998, and December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 1999, and December 27, 1998, and the results of their operations and their cash flows for the years ended December 26, 1999, December 27, 1998, and December 28, 1997, in conformity with generally accepted accounting principles.

                                        /s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 18, 2000

                    AFC Enterprises, Inc. and subsidiaries
                          Consolidated Balance Sheets
                 As of December 26, 1999 and December 27, 1998
                     (In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                             1999      1998
                                                           --------  --------
Assets:
Current assets:
  Cash and cash equivalents..............................  $ 22,496  $ 17,066
  Accounts and current notes receivable, net of reserve..    19,457    16,728
  Income taxes refundable................................       453     3,327
  Inventories............................................    16,781    13,182
  Deferred income taxes..................................       790     4,577
  Prepaid expenses and other.............................     2,750     2,344
                                                           --------  --------
     Total current assets................................    62,727    57,224
                                                           --------  --------

Long-term assets:
  Notes receivable, net..................................     3,436     4,066
  Deferred income taxes..................................     9,132     4,416
  Property and equipment, net............................   263,282   263,141
  Other assets...........................................    18,442    19,498
  Franchise value and tradename, net.....................    81,262    82,913
  Goodwill, net..........................................   119,231   122,334
  Other intangible assets, net...........................     4,377     2,873
                                                           --------  --------
     Total long-term assets..............................   499,162   499,241
                                                           --------  --------

          Total assets...................................  $561,889  $556,465
                                                           ========  ========

Liabilities and Shareholders' Equity:
Current liabilities:
  Accounts payable.......................................  $ 32,800  $ 40,579
  Bank overdrafts........................................    19,216     6,248
  Current portion of long-term debt......................    13,111     8,356
  Current portion of capital lease obligations...........     4,523     6,050
  Short-term borrowings..................................         -     7,000
  Accrued interest.......................................     3,016     2,863
  Accrued insurance expenses.............................     4,820     4,437
  Accrued employee compensation..........................     5,495     5,181
  Accrued employee benefit expenses......................     6,455     3,851
  Other accrued expenses.................................     5,534     6,715
                                                           --------  --------
     Total current liabilities...........................    94,970    91,280
                                                           --------  --------

Long-term liabilities:
  Long-term debt, net of current portion.................   264,185   262,744
  Capital lease obligations, net of current portion......     4,272     8,561
  Acquisition facility...................................    62,000    68,000
  Other liabilities......................................    35,663    37,963
                                                           --------  --------
     Total long-term liabilities.........................   366,120   377,268
                                                           --------  --------

          Total liabilities..............................   461,090   468,548
                                                           --------  --------



  (Continued)
See accompanying notes to consolidated financial statements.

                          AFC Enterprises, Inc. and subsidiaries
                         Consolidated Balance Sheets (Continued)
                       As of December 26, 1999 and December 27, 1998
                           (In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                   1999       1998
                                                                 ---------  ---------
Commitments and contingencies

Shareholders' Equity:
  Common stock ($.01 par value; 50,000,000 shares authorized;
     39,443,398 and 39,232,329 shares issued and outstanding
     at period end, respectively)..............................       394        392
  Capital in excess of par value...............................   153,280    151,632
  Notes receivable - officers, including accrued interest......    (6,991)    (6,138)
  Accumulated deficit..........................................   (45,884)   (57,969)
                                                                 --------   --------

     Total shareholders' equity................................   100,799     87,917
                                                                 --------   --------
          Total liabilities and shareholders' equity...........  $561,889   $556,465
                                                                 ========   ========




See accompanying notes to consolidated financial statements.

                     AFC Enterprises, Inc. and subsidiaries
                     Consolidated Statements of Operations
            For the Years Ended December 26, 1999, December 27, 1998
                             and December 28, 1997
                                 (In thousands)

---------------------------------------------------------------------------------------------------
                                                           For            For            For
                                                        Year Ended     Year Ended     Year Ended
                                                       December 26,   December 27,   December 28,
                                                           1999           1998           1997
                                                       ------------   ------------   ------------
                                                        (52 Weeks)     (52 Weeks)     (52 Weeks)
Revenues:
 Restaurant sales....................................    $559,512       $487,441      $403,182
 Franchise revenues..................................      77,463         64,211        61,716
 Wholesale revenues..................................      51,643         36,411             -
 Manufacturing revenues..............................       9,076          7,561         7,647
 Other revenues......................................       9,448          9,935         8,766
                                                         --------       --------      --------
  Total revenues.....................................     707,142        605,559       481,311
                                                         --------       --------      --------

Costs and expenses:
 Restaurant cost of sales............................     167,659        155,165       131,332
 Restaurant operating expenses.......................     287,519        244,651       197,232
 Wholesale cost of sales.............................      24,693         19,064             -
 Wholesale operating expenses........................      13,104          8,070             -
 Manufacturing cost of sales.........................       8,048          5,802         6,381
 General and administrative..........................      96,475         86,784        77,492
 Depreciation and amortization.......................      42,352         45,478        33,532
 Charges for restaurant closings.....................       4,435          8,858           479
 Software write-offs.................................       3,830          5,000             -
 Gain on sale of fixed assets from AFDC transaction..           -              -        (5,319)
                                                         --------       --------      --------
  Total costs and expenses...........................     648,115        578,872       441,129
                                                         --------       --------      --------

Income from operations...............................      59,027         26,687        40,182

Other expenses:
 Interest, net.......................................      34,219         30,786        20,645
                                                         --------       --------      --------

Income (loss) from continuing operations
 before income taxes.................................      24,808         (4,099)       19,537
 Income tax expense (benefit)........................      10,293         (1,346)        8,530
                                                         --------       --------      --------
Net income (loss) from continuing operations.........      14,515         (2,753)       11,007
Discontinued Operations:
 Loss from operations of Chesapeake Bagel Bakery
  (net of income tax benefit)........................         688          5,893             7
 Loss on sale of Chesapeake Bagel Bakery
  (net of income tax benefit)........................       1,742              -             -
                                                         --------       --------      --------

Net income (loss)....................................      12,085         (8,646)       11,000

10% Preferred Stock dividends payable in kind........           -              -         2,240
                                                         --------       --------      --------

Net income (loss) attributable to common stock.......    $ 12,085       $ (8,646)     $  8,760
                                                         ========       ========      ========

See accompanying notes to consolidated financial statements.

                     AFC Enterprises, Inc. and subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
            For the Years Ended December 26, 1999, December 27, 1998
                             and December 28, 1997
                                 (In thousands)
--------------------------------------------------------------------------------

                                                       For            For            For
                                                   Year Ended     Year Ended     Year Ended
                                                  December 26,   December 27,   December 28,
                                                      1999           1998           1997
                                                  -------------  -------------  -------------
Common stock:
 Balance at beginning of period..............       $    392       $    344       $    344
 Issuance of common stock....................              2             48              -
                                                    --------       --------       --------
 Balance at end of period....................            394            392            344
                                                    --------       --------       --------

Capital in excess of par value:
 Balance at beginning of period..............        151,632        101,840         99,482
 Issuance of common stock, options and
  warrants...................................            183         48,720              6
 Adjust stock issuance cost accrual to
  actual.....................................              -              -            135
 Compensation expense from stock options.....          1,465          1,072          2,217
                                                    --------       --------       --------
 Balance at end of period....................        153,280        151,632        101,840
                                                    --------       --------       --------

Notes receivable - officers:
 Balance at beginning of period..............         (6,138)        (4,402)        (3,841)
 Notes receivable additions, net of discount.           (421)        (1,345)          (202)
 Note and interest receivable payments.......             64             16             22
 Interest receivable.........................           (390)          (311)          (287)
 Amortization of discount....................           (106)           (96)           (94)
                                                    --------       --------       --------
 Balance at end of period....................         (6,991)        (6,138)        (4,402)
                                                    --------       --------       --------

Accumulated deficit:
 Balance at beginning of period..............        (57,969)       (49,323)       (58,083)
 Net income (loss)...........................         12,085         (8,646)        11,000
 10% Preferred Stock dividends...............              -              -         (2,240)
                                                    --------       --------       --------
 Balance at end of period....................        (45,884)       (57,969)       (49,323)
                                                    --------       --------       --------

Total shareholders' equity...................       $100,799       $ 87,917       $ 48,459
                                                    ========       ========       ========



See accompanying notes to consolidated financial statements.

                     AFC Enterprises, Inc. and subsidiaries
                     Consolidated Statements of Cash Flows
            For the Years Ended December 26, 1999, December 27, 1998
                             and December 28, 1997
                                 (In thousands)
--------------------------------------------------------------------------------

                                                                 For            For            For
                                                             Year Ended     Year Ended     Year Ended
                                                            December 26,   December 27,   December 28,
                                                                1999           1998           1997
                                                            -------------  -------------  -------------
                                                             (52 Weeks)     (52 Weeks)     (52 Weeks)
Cash flows provided by (used in) operating activities:
 Net income (loss).........................................   $ 12,085      $  (8,646)      $ 11,000
                                                              --------      ---------       --------
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization............................     42,622         46,078         33,803
  Provision for credit losses..............................      1,064          1,063          1,214
  (Gain) loss on disposition and retirement of
     long-lived assets.....................................      1,259            987         (2,652)
  Charges for restaurant closings..........................      4,435          8,858            479
  Loss on disposition of Chesapeake........................      4,789          7,125              -
  Software write-offs......................................      3,830          5,000              -
  Amortization of debt issuance costs......................      1,614          1,477            886
  Amortization of notes receivable - officers discount.....       (106)           (96)           (94)
  Compensation expense from stock options..................      1,465          1,072          2,217
  Deferred tax expense (benefit)...........................      5,071         (7,628)         3,863

 Change in operating assets and liabilities:
  (Increase) decrease in accounts receivable...............     (3,751)        (6,325)          (905)
  (Increase) decrease in inventories.......................     (3,598)        (3,565)          (487)
  (Increase) decrease in prepaid expenses/other............      2,466         (1,546)         4,076
  (Increase) decrease in other assets......................     (2,572)        (6,681)            21
  Increase (decrease) in accounts payable..................    (14,251)        14,747          4,157
  Increase (decrease) in accrued expenses..................      2,599         (3,298)        (3,097)
  Increase (decrease) in other liabilities.................     (3,794)        (3,085)        (1,966)
                                                              --------      ---------       --------
     Total adjustments.....................................     43,142         54,183         41,515
                                                              --------      ---------       --------
 Net cash provided by operating activities.................     55,227         45,537         52,515
                                                              --------      ---------       --------

 Cash flows provided by (used in) investing activities:
 Proceeds from disposition of property held for sale.......      4,644            479         19,681
 Investment in property and equipment......................    (55,808)       (38,135)       (42,136)
 Proceeds from sale of Chesapeake..........................      2,312              -              -
 Investment in Chesapeake intangible asset.................          -              -        (14,116)
 Investment in Pinetree intangible and fixed assets........       (102)       (41,449)             -
 Investment in SCC intangible and fixed assets.............       (858)       (43,970)             -
 Investment in CII intangible and fixed assets.............          -        (67,484)             -
 Notes receivable additions................................     (1,052)          (359)        (2,657)
 Payments received on notes................................      3,018          2,631          3,446
                                                              --------      ---------       --------
 Net cash used in investing activities.....................    (47,846)      (188,287)       (35,782)
                                                              --------      ---------       --------

 (Continued)
See accompanying footnotes to consolidated financial statements.

                     AFC Enterprises, Inc. and subsidiaries
               Consolidated Statements of Cash Flows (Continued)
            For the Years Ended December 26, 1999, December 27, 1998
                             and December 28, 1997
                                 (In thousands)

----------------------------------------------------------------------------------------------------
                                                             For            For             For
                                                         Year Ended      Year Ended      Year Ended
                                                        December 26,    December 27,    December 28,
                                                            1999            1998            1997
                                                        ------------    ------------    ------------
                                                         (52 Weeks)      (52 Weeks)      (52 Weeks)
Cash flows provided by (used in) financing activities:
 Principal payments of long-term debt.................   (10,424)          (5,321)        (128,365)
 Proceeds from long-term debt.........................    25,000           50,000           50,000
 Proceeds from subordinated notes.....................         -                -          175,000
 Net borrowings under Acquisition line of credit......    (6,000)          68,000                -
 Net borrowings under Revolving line of credit........    (7,000)           7,000                -
 Increase (decrease) in bank overdrafts, net..........    12,968           (3,459)          (1,105)
 Principal payments for capital lease obligations.....    (7,707)          (7,421)         (25,182)
 Principal payments on senior notes...................    (8,020)               -                -
 Redemption of 10% preferred stock....................         -                -          (59,957)
 Notes receivable additions to officers...............      (421)               -             (202)
 Notes and interest receivable officers-payments......        64               16               22
 Notes receivable officers-accrued interest...........      (390)            (311)            (287)
 Issuance of common stock.............................       185           20,350                6
 Stock issuance costs.................................         -           (1,016)               -
 Debt issuance costs..................................      (206)            (986)         (10,675)
 Preferred stock dividends paid.......................         -                -           (2,240)
                                                        --------         --------        ---------
 Net cash provided by (used in) financing activities..    (1,951)         126,852           (2,985)
                                                        --------         --------        ---------

Net increase (decrease) in cash and cash equivalents..     5,430          (15,898)          13,748
Cash and cash equivalents at beginning
    of the period.....................................    17,066           32,964           19,216
                                                        --------         --------        ---------
Cash and cash equivalents at end of the period........  $ 22,496         $ 17,066        $  32,964
                                                        ========         ========        =========



                        Supplemental Disclosure of Cash Flow Information

Cash interest paid (net of capitalized amounts)..       $ 33,205         $ 29,388        $  19,579
Cash paid for income taxes.......................            142            4,064            6,747


                            Noncash Investing and Financing Activities

Capital lease and note payable additions.........       $    255         $  3,899        $  20,485
Issuance of Common Stock.........................              -           28,090                -
Notes receivable to officers (See Note 13).......              -            1,345                -
Notes receivable - other.........................          1,900                -                -

See accompanying notes to consolidated financial statements.

                     AFC Enterprises, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements
            For the Years Ended December 26, 1999, December 27, 1998
                             and December 28, 1997


     1. Summary of Significant Accounting Policies

     Principles of Consolidation

          The consolidated financial statements include the accounts of AFC Enterprises, Inc., a Minnesota corporation, and its wholly-owned subsidiaries, AFC Properties, Inc., a Georgia corporation, Seattle Coffee Company ("SCC"), a Georgia corporation and Cinnabon International, Inc. ("CII"), a Delaware corporation. All significant intercompany balances and transactions are eliminated in consolidation. The consolidated entity is referred to herein as "AFC" or "the Company".

          SCC is the parent company of two wholly-owned subsidiaries, Seattle's Best Coffee, LLC and Torrefazione Italia, LLC, both of which are Washington corporations. CII is the parent company of one subsidiary, Cinnabon Inc., a Washington corporation.

     Nature of Operations

          AFC is primarily a multi-concept quick-service restaurant company. The Company operates and franchises quick-service restaurants under the primary trade names of Popeyes Chicken & Biscuits(R) ("Popeyes") and Churchs Chicken(R) ("Churchs"). In 1998, the Company acquired SCC, which operates and franchises cafes under the "Seattle's Best"(R) and "Torrefazione Italia"(R) brands (collectively "Seattle Coffee") and operates a wholesale coffee business (See Note 16). Also in 1998, the Company acquired CII, an operator and franchisor of retail cinnamon roll bakeries under the Cinnabon(R) ("Cinnabon") trade name (See Note 16). In 1999, the Company sold its Chesapeake Bagel Bakery ("Chesapeake") franchise rights and system (See Note 17). The Company also operates a manufacturing plant that produces proprietary gas fryers and other custom-fabricated restaurant equipment for sale to distributors and franchisees.

          A substantial portion of the domestic Company-operated restaurants, bakeries and cafes are located in the South and Southwest areas of the United States. With the exception of three Company-operated SCC cafes in Canada, the Company does not currently own or operate any restaurants, bakeries and cafes outside of the United States. The Company's international franchisees operate primarily in Mexico, Canada, Puerto Rico and numerous countries in Asia.

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

          The Company has a 52/53-week fiscal year ending on the last Sunday in December. The 1999, 1998 and 1997 fiscal years all consisted of 52 weeks. Certain items in the prior period consolidated financial statements, and notes thereto, have been reclassified to conform to the current presentation.

          In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 in fiscal year 1999 resulting in no material effect to the Company's financial position or results of operations.

          In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As issued, this statement was to become effective for financial statements for periods beginning after June 15, 1999. However, in June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result the statement will become effective beginning after June 15, 2000. Management believes that FAS 133 will not have a material effect on the Company's financial position or results of operations when adopted.

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

          A summary of changes in the allowance for doubtful accounts is as follows (in thousands):

                                       December 26,   December 27,
                                           1999           1998
                                       ------------   ------------
       Balance, beginning of period..    $ 4,568         $4,040
       Provisions....................        401          1,185
       Recoveries....................         24             12
       Write-offs....................     (4,555)          (669)
                                         -------         ------
       Balance, end of period........    $   438         $4,568
                                         =======         ======

          Included in accounts receivable write-offs for 1999 were $3.2 million for a Churchs franchisee whose contract was terminated for non-payment of fees and $0.7 million for a number of Chesapeake franchisees, which were fully reserved.

     Notes Receivable

          Notes receivable consists primarily of notes from franchisees and third parties to finance acquisitions of certain restaurants or properties from the Company and to finance certain past due royalties, rents, interest or other amounts. The Company has also provided financial support to certain franchisees in converting their restaurants to the Popeyes concept. In connection with the sale of the Chesapeake franchise system in 1999, the Company received a note receivable of $1.5 million (See Note 17), which is also included in the notes receivable balance. The current portion of notes receivable of $0.6 million and $0.9 million as of December 26, 1999 and December 27, 1998, respectively, are included in accounts and current notes receivable. Interest rates on the notes range from 6.5% to 12.0%. The notes receivable balances are stated net of allowances for uncollectibility. The negative provision of $0.1 million in 1998 relates to several fully reserved notes that were subsequently collected.

          A summary of changes in the allowance for uncollectible notes is as follows (in thousands):

                                       December 26,   December 27,
                                           1999           1998
                                       ------------   ------------

       Balance, beginning of period..     $ 430          $ 584
       Provisions....................       663           (122)
       Recoveries....................        32             22
       Write-offs....................      (754)           (54)
                                          -----          -----
       Balance, end of period........     $ 371          $ 430
                                          =====          =====

     Inventories

          Inventories, consisting primarily of food and beverage items, packaging materials, and restaurant equipment, are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     Property and Equipment

          Property and equipment is stated at cost, including capitalized interest and overhead incurred throughout the construction period for certain assets. The Company calculates an interest rate factor based on the Company's long-term debt and applies this factor to its construction work in progress balance each accounting period to arrive at capitalized interest expense. Capitalized overhead costs include personnel expenses related to employees directly involved in the Company's development projects such as new restaurant, bakery and cafe projects, remodeling/re-imaging initiatives and other projects of this nature. Provisions for depreciation and amortization are made principally on the straight-line method over the estimated useful lives of the assets or, in the case of leases, the term of the applicable lease including all lease option periods under contract that management anticipates utilizing, if shorter. During 1999, the Company reassessed the estimated useful lives of its buildings, equipment and leasehold improvements at its restaurant, bakery and cafe locations (See Note 18). The ranges of estimated useful lives used in computing depreciation and amortization are as follows:

                      Asset Classification         Number of Years
                      --------------------         ---------------
          Buildings..............................      5 - 35
          Equipment..............................      3 - 15
          Leasehold improvements.................      3 - 15
          Capital lease buildings and equipment..      3 - 20

     Intangible Assets

          Intangible assets consist primarily of franchise value, tradename, trademarks and goodwill. These assets are being amortized on a straight-line basis. The estimated useful lives used in computing amortization are as follows:

                      Asset Classification         Number of Years
                      --------------------         ---------------
          Franchise value and tradename..........     20 - 40
          Goodwill...............................     20 - 40
          Other..................................     10 - 40

     Long-Lived Assets

          Management periodically reviews the performance of restaurant, bakery and cafe long-lived assets. If it is determined that a restaurant, bakery or cafe will be closed, a provision is made to adjust the carrying value of the property and equipment to net realizable values. Property held for sale includes closed restaurant properties and other corporate property held for sale, and is recorded at its estimated net realizable value.

          The Company periodically reviews the realizability of its long-lived assets as set forth in Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". It is the Company's policy to evaluate (i) operating restaurant, bakery and cafe properties on a market basis, (ii) other assets, such as assets held for sale and income producing assets, on an individual property basis and, (iii) intangible assets based on the cash flows from the underlying operations which generated the intangible asset. The identifiable cash flows of long-lived assets are compared to the assets carrying value.

          In 1998, the Company recorded a $6.8 million write-down of its Chesapeake intangible asset in accordance with FAS 121 accounting. The write-down was based on an analysis of future cash flows expected to be generated from Chesapeake's operations. The Company did not incur FAS 121 write-downs in 1999 or 1997.

          In 1999 and 1998, the Company closed five and fourteen Company-operated restaurants and wrote-off approximately $3.6 million and $8.5 million, respectively, as a result of the closures. Total write-off charges are included in "charges for restaurant closings" in the accompanying consolidated statements of operations.

          AFC wrote-off $3.8 million in 1999 and $5.0 million in 1998 related to AFC's "back office" automation system that was under development, which essentially constituted the entire cost of the system.

     Stock-Based Employee Compensation

          The Company accounts for stock options under the intrinsic value method. Had compensation expense for all of the Company's stock option plans been determined under the fair value method, the Company's net income
     (loss) would have been reduced or increased to the following pro forma amounts (in thousands):

                                   For           For            For
                                Year Ended    Year Ended     Year Ended
                               December 26,  December 27,   December 28,
                                   1999          1998           1997
                               ------------  -------------  ------------
         Net income (loss):
            As reported......    $12,085      $ (8,646)        $11,000
                                 =======      ========         =======

            Pro forma........    $12,019      $(10,247)        $11,528
                                 =======      ========         =======

          Because the fair value method of accounting has not been applied to options issued prior to December 15, 1994, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

          The fair value of each option is estimated on the date of grant using the "minimum value" method with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: risk-free interest rate of approximately 5.0%; expected lives of approximately 10 years and 7 years for the 1996 Performance-based Stock Option Plan and the 1996 Stock Option Plan, respectively (See Note 11).

     Franchise Revenues

          The Company generates revenues from franchising through the following agreements with its franchisees:

          Franchise Agreements. In general, the Company's franchise agreements provide for the payment of a franchise fee for each opened franchised restaurant, bakery and cafe. The franchise agreements also generally require the franchisees to pay the Company a royalty ranging from 3% to 5% of sales and an advertising fund contribution ranging from 1% to 4% of sales. Certain older franchise agreements provide for lower royalties and advertising fund contributions.

          Development Agreements. Development agreements provide for the development of a specified number of restaurants, bakeries and cafes within a defined geographic territory in accordance with a schedule of opening dates. Development schedules generally cover three to five years and typically have benchmarks for the number of restaurants, bakeries and cafes to be opened and in operation at six to twelve month intervals. Development agreement payments are made when the agreement is executed and are nonrefundable.

          Franchise fees and development fees are recorded as deferred revenue when received and are recognized as revenue when the restaurants, bakeries and cafes covered by the fees are opened and/or all material services or conditions relating to the fees have been substantially performed or satisfied by the Company. Royalties are recorded as revenue by the Company when franchised restaurant, bakery and cafe sales occur.

     Wholesale Revenues

          Wholesale revenues are generated from the Company's coffee wholesaling operations.

     Manufacturing Revenues

          Manufacturing revenues consist primarily of sales of proprietary gas fryers and other custom-fabricated restaurant equipment from the Company's manufacturing business to distributors and franchisees.

     Other Revenues

          The Company's other revenues consist of net rental income from properties owned and leased by the Company, which are leased or subleased to franchisees, and third parties and interest income earned on notes receivable from franchisees and other parties.

     Insurance Programs

          The Company maintains insurance coverages for general and auto liability, employee medical and workers' compensation, except for workers' compensation liabilities in the state of Texas where the Company is self-insured against such liabilities. In October 1998, the Company converted its insurance coverages for general and auto liability and workers' compensation, excluding workers' compensation in the State of Texas, to a "guaranteed cost" insurance arrangement. Prior to October 1998, the Company was liable for claims on a per-incident basis up to specified limits.

          The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. The portion of the reserves for the amount of claims expected to be settled during the succeeding year are included in accrued expenses in the accompanying consolidated balance sheets while the balance of the reserves are included in other liabilities. The Company's insurance reserves are partially collateralized by letters of credit and/or cash deposits.

     International Operations

          The Company is exposed, to a limited degree, to changes in international economic conditions and currency fluctuations due to its international franchise operations. AFC has not historically maintained any hedges against foreign currency fluctuations, although the Company did enter into a foreign currency hedging agreement in 1999 with respect to the Korean Won. Losses recorded by the Company during the past three years related to foreign currency fluctuations have not been material to the Company's results of operations. For fiscal years 1999, 1998 and 1997, royalties and other revenues from foreign franchisees represented 1.7%, 1.9% and 2.4%, respectively, of the Company's total revenues.

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

          Long-term debt: The fair value of the Company's Term Loans, Lines of Credit and Other Notes (See Note 8) are based on secondary market indicators. Since these debt instruments are not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying values approximate fair value. The fair value of the Company's 10.25% Senior Subordinated Notes (See Note 8) is based on quoted market prices.

          The carrying amount and fair value of the Company's 10.25% Senior Subordinated Notes at December 26, 1999 and December 27, 1998 are as follows (in thousands):

                                                                1999                     1998
                                                       ---------------------     --------------------
                                                        Carrying      Fair       Carrying      Fair
                                                          Value      Value        Value       Value
                                                        ---------   --------     --------    --------
            10.25% Senior Subordinated Notes            $166,980    $167,815     $175,000    $182,000
                                                        ========    ========     ========    ========

     3. Inventories

          The major components of inventory are as follows (in thousands):

                                                    December 26,   December 27,
                                                        1999           1998
                                                    ------------   ------------
        Food and beverage items, preparation
          and packaging materials................     $12,878        $ 10,269
        Restaurant equipment.....................       3,903           2,913
                                                      -------        --------
                                                      $16,781        $ 13,182
                                                      =======        ========

          Restaurant equipment includes inventory held by the Company's manufacturing division for sale to franchisees and other third parties.

     4. Property and Equipment

          The major components of property and equipment are as follows (in thousands):

                                             December 26,  December 27,
                                                 1999          1998
                                             ------------  ------------
       Owned properties:
          Land.............................    $ 44,664      $ 43,289
          Buildings........................      79,097        71,827
          Equipment........................     155,545       146,507
          Leasehold improvements...........      83,681        80,045
          Construction work in process.....      10,785         8,008
          Properties held for sale.........       1,333         3,683

       Capital leases:
          Buildings........................       3,811         3,811
          Equipment........................      23,960        21,818
                                               --------      --------
                                                402,876       378,988
       Less: accumulated depreciation and
         amortization......................     139,594       115,847
                                               --------      --------
                                               $263,282      $263,141
                                               ========      ========

          Depreciation and amortization expense related to property and equipment, including property and equipment held under capital leases, was approximately $33.0 million, $35.0 million and $27.2 million for the years ended December 26, 1999, December 27, 1998 and December 28, 1997, respectively.

          Properties held for sale consists of land, buildings and equipment currently not in use by the Company. These assets include both restaurant and corporate assets.

     5. Other Assets

          Other assets consist of the following (in thousands):

                                             December 26,  December 27,
                                                 1999          1998
                                             ------------  ------------
       Deposits...........................    $ 2,113       $ 2,297
       Information technology costs.......      4,070         4,888
       Debt issuance costs, net...........      7,891         9,298
       Real estate development costs......      2,692         1,602
       Other..............................      1,676         1,413
                                             --------      --------
                                              $18,442       $19,498
                                             ========      ========

     6. Intangible Assets

          Intangible assets consist of the following (in thousands):

                                             December 26,     December 27,
                                                 1999             1998
                                             ------------     ------------
       Franchise value...................     $110,000         $117,278
       Goodwill..........................      125,925          126,043
       Tradename.........................       10,800                -
       Other.............................        5,485            7,088
                                              --------         --------
                                               252,210          250,409
       Less: accumulated amortization....       47,340           42,289
                                              --------         --------
                                              $204,870         $208,120
                                              ========         ========

          Amortization expense for the years ended December 26, 1999, December 27, 1998 and December 28, 1997, was approximately $9.3 million, $10.6 million and $6.3 million, respectively.

     7. Other Liabilities

          A summary of other liabilities is as follows (in thousands):

                                             December 26,     December 27,
                                                 1999             1998
                                             ------------     ------------
       Insurance reserves................     $ 4,847          $ 8,598
       Deferred franchise revenues.......       6,930            6,472
       Litigation and environmental......       5,874            6,314
       Other.............................      18,012           16,579
                                              -------          -------
                                              $35,663          $37,963
                                              =======          =======

          The majority of liabilities comprising "other liabilities" are not subject to a fixed cash payment schedule and are primarily payable upon the occurrence of specific events, which are not estimable as of December 26, 1999.

     8. Long-term Debt

          In May 1997, the Company completed a debt offering of $175.0 million of Senior Subordinated Notes ("Notes"). The Company also entered into a new $175.0 million Senior Secured Credit Facility ("1997 Credit Facility") whereby the Company was provided with a $50.0 million term loan ("Term Loan A"), a $25.0 million revolving credit facility ("Revolving Facility") and a $100.0 million facility to be used for acquisitions ("Acquisition Facility"). The 1997 Term Loan and the Notes were funded at closing, providing $225.0 million, which was used to repay long-term debt balances under the Company's existing credit facility, repay and retire the 10% Preferred Stock, repay certain capital lease obligations, pay fees and expenses associated with the above described transactions and provide for working capital needs.

          In October 1998, the Company amended and restated the 1997 Credit Facility to include a $50.0 million term loan ("Term Loan B").

          In October 1999, the Company amended the 1997 Credit Facility to provide for a Tranche B Term Loan in the amount of $25.0 million. The $25.0 million proceeds from this amendment was used to paydown other debt of the Company.

          The Company's Term Loans A and B and certain letter of credit facilities described below were provided by various financial institutions, some of which are shareholders of the Company.

     1997 Credit Facility (As Amended and Restated As of October 1, 1999)

          The Term Loan A, the Term Loan B, the Acquisition Facility and the Revolving Facility (collectively "the 1997 Credit Facility") bear interest, at the Company's election, at either (i) a defined base rate plus a defined margin or (ii) LIBOR plus a defined margin, subject to reduction based on the achievement of certain leverage ratio levels. At December 26, 1999, the interest rates ranged from 7.385% to 9.375%. The Company is obligated to pay commitment fees of 0.5% per annum (subject to reduction based on the achievement of certain leverage ratio levels) on the unused portions of the Acquisition Facility and the Revolving Facility from time to time, as well as a customary annual agent's fee. Fees relating to the issuance of letters of credit under the Revolving Facility will include a fee equal to the then applicable margin over LIBOR plus a fronting fee of 0.25% per annum (payable to the issuing institution) based on the face amount of letters of credit, plus standard issuance and administrative charges.

          In addition to the scheduled amortization, the Company is required to make prepayments under certain conditions, including without limitation, upon certain asset sales or issuance of debt or equity securities. The Company is also required to make annual prepayments in an amount equal to a percentage of excess cash flow (as defined in the 1997 Credit Facility) beginning with fiscal year 1998. During the fiscal year ended December 26, 1999 there were $2.3 million in prepayments made under the agreement. During the fiscal year ended December 27, 1998, there were no prepayments required of the Company under the agreement.

     Term Loans

          Term Loan A principal is payable in quarterly installments ranging from $1.0 million to $7.5 million beginning September 1997 and maturing in June 2002. Interest is paid in one, two, three or six month periods as defined in the 1997 Credit Facility.

          Term Loan B principal is payable in quarterly installments ranging from $0.1 million to $33.1 million beginning December 31, 1998 and maturing in June 2004. Interest is paid in one, two, three or six month periods as defined in the 1997 Credit Facility.

     Acquisition Facility

          The Company may borrow under the Acquisition Facility at anytime during the period of May 21, 1997 through the fourth anniversary of the closing date. Amounts outstanding under the Acquisition Facility on the fourth anniversary of the closing will be converted to a term loan. The Company will be required to make scheduled annual amortization payments on the term loan portion of the Acquisition Facility. At December 26, 1999, there was an outstanding balance of $62.0 million, which if converted to a term loan would result in principal payment amortization of $15.0 million and $47.0 million in 2001 and 2002, respectively.

     Revolving Facility

          Under the terms of the Revolving Facility, the Company may borrow and obtain letters of credit up to an aggregate of $25.0 million. At December 26, 1999, there were no outstanding borrowings and $7.2 million of outstanding letters of credit, leaving unused revolving credit available for short-term borrowings and letters of credit of $17.8 million.

     Other Terms

          The 1997 Credit Facility is secured by a first priority security interest in substantially all of the Company's assets (subject to certain exceptions). Any future material subsidiaries of the Company will be required to guarantee the 1997 Credit Facility and the Company will be required to pledge the stock of such subsidiaries to secure the facility.

          The 1997 Credit Facility contains certain financial covenants, including, but not limited to, covenants related to minimum fixed charge coverage, minimum cash interest coverage and maximum leverage. In addition, the 1997 Credit Facility contains other affirmative and negative covenants relating to, among other things, limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions and payments on subordinated debt), mergers and acquisitions, sales of assets, leases, transactions with affiliates and investments in the Company's deferred compensation plan. The amendment made to the 1997 Credit Facility in October 15, 1998 included the addition of a Year 2000 covenant that requires that the Company be Year 2000 compliant. The 1997 Credit Facility contains customary events of default, including certain changes of control of the Company. At December 26, 1999, the Company was in compliance with all covenants.

     10.25% Senior Subordinated Notes ("Senior Notes")

          The Senior Notes bear interest at 10.25% per annum and interest is payable on May 15 and November 15 of each year, commencing on November 15, 1997. The Senior Notes mature on May 15, 2007 and are not redeemable prior to May 15, 2002. On or after such date, the Senior Notes will be subject to redemption, at the option of the Company, in whole or in part, at any time before maturity.

          In the fourth quarter of 1999, the Company repurchased Senior Notes with a face value of $8.0 million at a slight discount. The repurchase was funded with proceeds from the supplemental Tranche B Term Loan. The Company expensed approximately $0.3 million in connection with the repurchase, which represented the write-off of a portion of unamortized debt issuance costs and lender costs.

          The Senior Notes are unsecured and rank subordinate in right of payment to all existing and future Senior Indebtedness, as defined, of the Company including all indebtedness under the 1997 Credit Facility and the Company's capital lease obligations.

          The Senior Notes restrict, among other things, the ability of the Company and its wholly-owned subsidiaries a) to incur additional indebtedness and subsidiary preferred stock, b) to sell assets and to use the proceeds from asset sales, c) to engage in certain transactions with affiliates,

     d) to pay dividends, make certain investments and make other restricted payments, as defined, and e) to maintain a certain interest coverage ratio. At December 26, 1999, the Company was in compliance with all covenants.

     Debt Issuance Costs

          In connection with the 1997 Credit Facility and the Notes and subsequent amendments, the Company incurred approximately $0.4 million, $0.9 million and $10.7 million during 1999, 1998 and 1997, respectively, in debt issuance costs, which were capitalized. These costs are being amortized into interest expense over a period of 5 to 10 years. Amortization is calculated using the straight-line method, which approximates the effective interest method, and the unamortized balance is included in other assets in the accompanying consolidated balance sheets. During 1999, 1998 and 1997, the Company amortized as interest expense approximately $1.7 million, $1.4 million and $0.8 million, respectively.

     A summary of the Company's long-term debt is as follows (in thousands):

                                             December 26,  December 27,
                                                 1999          1998
                                             ------------  ------------
       Term Loans:
          Term Loan A....................      $ 35,982      $ 44,250
          Term Loan B....................        73,205        50,000
       10.25% Senior Subordinated Notes..       166,980       175,000
       Other notes.......................         1,129         1,850
                                               --------      --------
                                                277,296       271,100
            Less: current maturities.....        13,111         8,356
                                               --------      --------
                                               $264,185      $262,744
                                               ========      ========

          The following is a schedule of the aggregate maturities of long-term debt as of December 26, 1999, for each of the succeeding five fiscal years and thereafter (in thousands):

          Year                                  Amount
          ----                                 --------
          2000...............................  $ 13,111
          2001...............................     8,414
          2002...............................    23,139
          2003...............................    22,109
          2004...............................    43,543
          Thereafter.........................   166,980
                                               --------
                                               $277,296
                                               ========

     9. Leases

          The Company maintains leases covering restaurant, bakery and cafe land and building properties, computer software, hardware and other equipment, which expire on various dates through 2020 and generally require additional payments for property taxes, insurance and maintenance. Certain leases provide for rentals based upon a percentage of sales by Company-operated restaurants, bakeries and cafes in addition to the minimum annual rental payments. Future minimum payments under capital and non-cancelable operating leases, as of December 26, 1999 are as follows (in thousands):

                                                        Capital  Operating
                                                        Leases    Leases
                                                        -------  ---------

     2000.............................................  $ 5,306   $ 31,001
     2001.............................................    2,273     28,247
     2002.............................................      532     25,766
     2003.............................................      304     21,749
     2004.............................................      313     18,284
     Thereafter.......................................    2,879     45,853
                                                        -------   --------
          Future minimum lease payments...............   11,607   $170,900
                                                                  ========
          Less: amounts representing interest.........    2,812
                                                        -------
          Total obligations under capital leases......    8,795
          Less: current portion.......................    4,523
                                                        -------
          Long-term obligations under capital leases..  $ 4,272
                                                        =======

          On August 29, 1997, the Company repaid certain capital lease obligations totaling $16.7 million. The Company used a portion of the proceeds from the refinancing transaction that took place during the second quarter of 1997 to repay these capital lease obligations (See Note 8).

          Rent expense from operating leases for the fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997, amounted to $32.2 million, $20.3 million and $11.0 million, respectively, including percentage rents of $1.0 million, $1.3 million and $0.7 million, respectively.

          As of December 26, 1999, the Company leases Company-owned restaurant properties with an aggregate gross value of $27.5 million and a net book value of $15.0 million and sub-leases other leased properties to franchisees and others. Rental income from these leases was approximately $8.4 million, $7.9 million and $7.5 million for the fiscal years ended in 1999, 1998 and 1997, respectively, and was primarily based upon a percentage of restaurant sales. The lease terms under these agreements expire on various dates through 2019. Future minimum rentals receivable under these non-cancelable lease and sub-lease arrangements as of December 26, 1999 are as follows (in thousands):


                                               Rental
                                               Income
                                               -------

          2000..............................   $ 5,327
          2001..............................     4,866
          2002..............................     4,205
          2003..............................     3,572
          2004..............................     2,993
          Thereafter........................    14,709
                                               -------
               Future minimum rentals.......   $35,672
                                               =======

     10. Income Taxes

          The components of income tax expense (benefit) included in the statements of operations are as follows (in thousands):



                                                      For                 For                 For
                                                   Year Ended         Year Ended          Year Ended
                                                  December 26,       December 27,         December 28,
                                                      1999               1998                 1997
                                                  ------------       ------------         ------------
     Current income tax expense consists of:
       Federal................................        $  443            $ 1,094            $  1,557
       Foreign................................         2,000              1,543               1,804
       State..................................           791                768               1,301
                                                      ------            -------              ------
       Total..................................         3,234              3,405               4,662


     Deferred income tax expense (benefit)....         5,071             (7,628)              3,863
                                                      ------            -------              ------
              Income tax expense (benefit)....        $8,305            $(4,223)             $8,525
                                                      ======            =======              ======

          The Company does not currently own or participate in the ownership of any material non-U.S. operations. Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company's U.S. income tax liabilities.

          A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                       For                For                  For
                                                   Year Ended          Year Ended          Year Ended
                                                  December 26,        December 27,        December 28,
                                                      1999                1998                1997
                                                  ------------        ------------        ------------
       Statutory Federal income tax expense
            (benefit) rate...................          35.0%             (35.0%)               35.0%
       Non-deductible items including
            goodwill amortization............           5.9                5.3                  2.0
       State taxes, net of federal benefit...           4.9               (2.1)                 4.2
       Benefit of job tax credits............          (1.1)                 -                    -
       Other items, net......................          (4.0)              (1.0)                 2.4
                                                       ----              -----                 ----
            Effective income tax expense
               (benefit) rate................          40.7%             (32.8%)               43.6%
                                                       ====              =====                 ====

          Significant components of the Company's net deferred tax asset and net deferred tax liability were as follows (in thousands):

                                                     December 26,      December 27,
                                                         1999              1998
                                                     ------------      ------------

     Current deferred tax asset (liability):
       Payroll accruals..........................      $    258          $    919
       Allowance for doubtful accounts...........           309             1,903
       Other accruals............................           223             1,755
                                                       --------          --------
          Total current deferred tax asset.......           790             4,577
                                                       --------          --------

     Noncurrent deferred tax asset (liability):
       Franchise value and trademarks............      $(23,700)         $(23,939)
       Property, plant and equipment.............        10,148             4,476
       Net operating loss carryforwards..........         5,766             7,633
       AMT credit carryforwards..................         2,640             2,467
       General business credit carryforwards.....         4,161             2,369
       Foreign tax credit carryforwards..........         3,121             3,732
       Deferred compensation.....................         4,378             3,165
       Insurance accruals........................         4,479             5,684
       Litigation/environmental accruals.........         2,337             2,739
       Deferred franchise fee revenue............         2,651             2,427
       Other items, net..........................           204              (177)
                                                       --------          --------
                                                         16,185            10,576
       Valuation allowance.......................        (7,053)           (6,160)
                                                       --------          --------
          Total noncurrent deferred tax asset
              (liability)........................         9,132             4,416
                                                       --------          --------

          Net deferred tax asset.................      $  9,922          $  8,993
                                                       ========          ========

          As of December 26, 1999 and December 27, 1998, the Company had U.S. Net Operating Losses ("NOLs") of $13.4 million and $17.5 million and tax credit carryforwards in the amounts of $9.9 million and $8.6 million, respectively. Certain acquired NOLs and tax credit carryforwards are subject to limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Management has determined that it is more likely than not that the deferred tax assets attributable to these acquired NOLs and tax credit carryforwards will not be realized and as such has established a valuation allowance of $7.1 million and $6.2 million for the fiscal years ended December 26, 1999 and December 27, 1998, respectively. Based on management's assessment, it is more likely than not that the remaining net deferred tax assets will be realized through future reversals of existing temporary differences and future taxable income.

     11. Stock Option Plans

     The 1992 Stock Option Plan

          The 1992 nonqualified Stock Option Plan authorizes the issuance of options to purchase approximately 1.8 million shares of the Company's common stock at $0.08 per share. The options currently granted and outstanding allow certain officers of the Company to purchase approximately
     1.6 million shares of common stock and are exercisable at various dates beginning January 1, 1994. If not exercised, the options expire 15 years after the date of issuance. For the years ended December 26, 1999, December 27, 1998 and December 28, 1997, the Company did not recognize any compensation expense related to these options. As of December 26, 1999, 1,612,759 options were exercisable.

     The 1996 Performance-Based Stock Option Plan

          In April 1996, the Company created the Nonqualified Performance Stock Option Plan ("1996 Performance-Based Stock Option Plan"). This plan authorizes the issuance of approximately 2.7 million options to purchase one share each of AFC's common stock at prices ranging from $3.317 to $7.75 per share. At December 26, 1999, the weighted-average exercise price was $5.10 per share. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 2.4 million shares of common stock. Vesting is based upon the Company achieving annual levels of earnings before interest, taxes, depreciation and amortization over fiscal year periods beginning with fiscal year 1996 and ending with fiscal year 2000. If not exercised, the options expire ten years from the date of issuance. At December 26, 1999, the weighted-average contractual life of these options was 7.5 years. Under this plan, compensation expense is determined and recorded when the options vest. During the fiscal year ended December 26, 1999, December 27, 1998 and December 28, 1997, the Company recorded approximately $1.1 million, $1.1 million and $2.2 million, respectively, in compensation expense. As of December 26, 1999, 2,242,006 options were exercisable.

          In 1998, the Board of Directors approved the cancellation of 932,698 unvested options under this plan held by three of the Company's top executives. The cancelled options had exercise prices that ranged from $3.32 per share to $7.50 per share. In connection with the cancellation, the Board granted to these three individuals 932,698 options with an exercise price of $7.75 per share, which was the fair value of the Company's common stock at the date of grant. In addition, the executives became fully vested in these options upon the grant date. The Company did not recognize compensation expense regarding the subsequent grant of the 932,698 options since they were issued at an exercise price that equaled the fair value of the Company's common stock at the date of grant.

     The 1996 Stock Option Plan

          In April 1996, the Company created the Nonqualified Stock Option Plan ("1996 Stock Option Plan"). This plan authorizes the issuance of approximately 1.9 million options. The Company granted approximately 0.5 million options in 1999 at prices ranging from $7.50 to $8.25 per share which approximated the fair market value of the Company's common stock at date of grant. In 1998, the Company granted 0.4 million options at $7.50 per share which approximated the fair market value of the Company's common stock at the date of grant. In 1997, the Company granted approximately 0.3 million options at $4.95 per share, which was the fair market value of the Company's common stock at the date of grant. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 1.4 million shares of common stock, which vest at 25% per year beginning April 1997. If not exercised, the options expire seven years from the date of issuance. At December 26, 1999, the weighted-average contractual life of these options was 5.2 years, the weighted-average exercise price per share was $6.24 and 412,366 options were exercisable.

     The 1998 SCC Plan

          In connection with the SCC acquisition in March 1998, the Company created the Substitute Nonqualified Stock Option Plan ("1998 SCC Plan"). The 1998 SCC Plan authorizes the issuance of approximately 500,000 options at exercise prices that range from $3.91 to $6.75 per share. The Company issued approximately 450,000 options at the closing date of the acquisition. The issuance of the remaining 50,000 options are subject to a reduction of options based on a holdback provision in the acquisition agreement. Regarding the remaining options to be issued, a determination on the number of options will be made on or about March 31, 2001, three years from the closing date of the transaction. At December 26, 1999, the weighted-average exercise price per share was $4.79. The options vest when issued by the Company and expire at various dates through October 31, 2007. At December 26, 1999, the weighted-average contractual life of these options was 5.7 years. As of December 26, 1999, 462,756 options were exercisable.

     Warrants

          In connection with the SCC acquisition, the Company authorized the issuance of 177,942 warrants to the former SCC shareholders to purchase AFC Common Stock at prices that range from $3.91 to $6.00 per share. The warrants expire on May 4, 2001 and September 30, 2001. At December 26, 1999, 170,626 warrants were exercisable which had a $4.19 weighted-average exercise price per share and a weighted-average contractual life of 1.4 years. These warrants were issued in connection with the acquisition of SCC and the related value placed upon these warrants was added to the goodwill resulting from this acquisition (See Note 16).

     A Summary of Plan Activity

          A summary of the status of the Company's four stock option plans and warrants at December 26, 1999 and December 27, 1998 and changes during the years is presented in the table and narrative below:

                                                         1999                 1998
                                                   -----------------    -----------------
                                                   Shares   Wtd.Avg.    Shares   Wtd.Avg.
                                                   (000's)  Ex.Price    (000's)  Ex.Price
                                                   -------  --------    -------  --------

     Outstanding at beginning of year............   5,985      $3.66     5,013      $2.36
     Granted options and warrants................     495       7.77     2,021       6.73
     Exercised options and warrants..............    (160)      1.83       (10)      2.62
     Cancelled options and warrants..............    (274)      4.37    (1,039)      3.37
                                                    -----               ------
     Outstanding at end of year..................   6,046       3.97     5,985       3.66
                                                    =====               ======

     Exercisable at end of year..................   4,901       3.41     4,618       3.34

     Weighted average fair value of options and
       warrants granted (See Note 1).............              $2.34                $2.36

          Approximately 0.5 million, 0.4 million and 0.5 million options were granted in 1999, 1998 and 1997, respectively, at prices that equaled the fair market price of the common stock at the grant date.

     12. Other Employee Benefit Plans

     Pre-Tax Savings and Investment Plan

          The Company maintains a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code for the benefit of employees meeting certain eligibility requirements. Under the plan, employees may contribute up to 16.0% of their eligible compensation to the plan on a pre-tax basis up to statutory limitations. The Company may make both voluntary and matching contributions to the plan. The Company expensed approximately $0.3 million during 1999 and $0.2 million in each of 1998 and 1997 for its contributions to the plan.

          SCC maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code for the benefit of employees meeting certain eligibility requirements. The Company expensed approximately $0.2 million in each of 1999 and 1998 for its contributions to the plan.

          Subsequent to fiscal year end 1999, the Company integrated all benefit plans under Section 401(k) of the Internal Revenue Code into one plan.
     With the exception of SCC employees who were grandfathered into certain aspects of the SCC plan, all Company employees are subject to the same contribution and vesting schedules.

     Deferred Compensation Plan

          Effective March 1, 1998, the Company established the AFC Deferred Compensation Plan. The plan is an unfunded, nonqualified deferred compensation plan that benefits certain designated key management or highly compensated employees. Under this plan, an employee may defer up to 20% of base salary and 100% of any bonus award in increments of 1% on a pre-tax basis. The Company may make both voluntary and matching contributions to the plan. The minimum annual deferral is 1%. The funds are invested in variable life insurance policies that have an aggregate cash surrender value of approximately $0.9 million at December 26, 1999. All plan assets are subject to the Company's creditors. The Company expensed approximately $22,000 and $26,000 in 1999 and 1998, respectively, for its matching contributions to the plan. At December 26, 1999, the Company's liability under the plan was $1.0 million.

     Long-Term Success Plan

          Effective January 1, 1999, the Company adopted a long-term success plan for its current and future employees. The plan provides for the potential payout of a bonus, in cash, AFC common stock or both, contingent upon a) AFC's common stock, if publicly traded, reaching an average stock price of $31 per share for a period of at least twenty consecutive trading days or, b) AFC's earnings per share reaching $2.25 for any fiscal year ending on or before December 31, 2003 during the five-year period January 1, 1999 to December 31, 2003.

     Employee payouts range from 10% to 110% of the individual employee's base salary at the time either benchmark is met. The percentage is based upon the individual employee's employment date. At December 26, 1999, AFC did not have a liability recorded in its consolidated financial statements for the bonus payout. The Company will record a liability for the bonus payout when the amount is both probable and estimable.

     Executive Retirement and Benefit Plans

          During 1994, the Company adopted a nonqualified, unfunded retirement, disability and death benefit plan for certain executive officers. Annual retirement benefits are equal to 30% of the executive officer's average base compensation for the five years preceding retirement plus health benefit coverage and are payable in 120 equal monthly installments following the executive officer's retirement date. Death benefits are up to five times the officer's base compensation at the time of employment. The Company has the discretion to increase the employee's death benefits. Death benefits are funded by split dollar life insurance arrangements. The accumulated benefit obligation related to this plan was approximately $2.1 million, $1.5 million and $1.2 million as of December 26, 1999, December 27, 1998 and December 28, 1997, respectively.

          Expense for the retirement plan for the years ended December 26, 1999, December 27, 1998, and December 28, 1997, was approximately $0.4 million, $0.4 million and $0.2 million, respectively.

          The Company's assumptions used in determining the plan cost and liabilities include a discount rate of 7.5% per annum and a 5% rate of salary progression in 1999, 1998 and 1997.

          The Company also provides post-retirement medical benefits
     (including dental coverage) for certain retirees and their spouses. This benefit begins on the date of retirement and ends after 120 months or upon the death of both parties. The accumulated post-retirement benefit obligation for the plan as of both December 26, 1999 and December 27, 1998, was approximately $0.4 million. The net periodic expense for the medical coverage continuation plan for 1999, 1998 and 1997 was approximately $42,000, $42,000, and $204,500, respectively.

     13. Related Party Transactions

          In April 1996, the Company loaned certain officers of the Company an aggregate of $4.5 million to pay personal withholding tax liabilities incurred as a result of a $10.0 million executive compensation award earned in 1995. The note receivable balance, net of any unamortized discount, and interest receivable balance as of December 26, 1999 and December 27, 1998 are included as a reduction to shareholders' equity in the accompanying consolidated balance sheets and consolidated statements of shareholders' equity as the common stock awarded to the officers secures payment of the individual notes.

          In October 1998, the Company loaned certain officers of the Company an aggregate of $1.3 million to pay for shares of common stock offered by AFC in connection with the acquisition of CII. During 1999, AFC loaned two officers of the Company an aggregate of $0.4 million to pay for shares of common stock offered by other departing officers. All the individual notes have similar terms. Each note bears interest at 7.0% per annum with principal and interest payable December 31, 2005. The notes are secured by the shares purchased by the employees. The note receivable balance and interest receivable balance as of December 26, 1999 and December 27, 1998 are included as a reduction to shareholders' equity in the accompanying consolidated balance sheets and consolidated statements of shareholders' equity.

          In connection with the Company's common stock offering described in
     Note 11, the Company paid stock issuance costs of approximately $1.0 million to Freeman Spogli and Co., Inc., which through other affiliates is the Company's majority common shareholder.

     14. Commitments and Contingencies

     Employment Agreements

          Three senior executives and the Company have entered into employment agreements containing customary employment terms which provide for an annual base salary of $500,000, $350,000 and $315,000, respectively, subject to annual adjustment by the Board of Directors, an annual incentive bonus, stock options, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements terminate in 2003, unless earlier terminated or otherwise renewed, pursuant to the terms thereof. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would be entitled to, among other things, two-and-one-half times his base annual salary and the bonus payable to the individual for the fiscal year in which such termination occurs. Under the agreements, upon (i) a change of control of the Company, (ii) a significant reduction in the executive's responsibilities, title or duties or (iii) the relocation of the Company's principal office more than 45 miles from its current location, the executive may terminate his employment and would be entitled to receive, among other things, the same severance pay he would have received had his employment been terminated by the Company without cause.

     Supply Contracts

          The principal raw material for the Company's Popeyes and Churchs systems is fresh chicken. For fiscal years ended December 26, 1999 and December 27, 1998, approximately 47% and 50%, respectively of Popeyes' and Churchs' restaurant cost of sales was attributable to the purchase of fresh chicken. As a result, the Company is significantly affected by increases in the cost of chicken, which can be affected by, among other factors, the cost of grain, the price for other alternative domestic meats and overseas demand for chicken products. Due to extremely competitive conditions in the "Quick Service Restaurant" industry, with respect to increases in raw material costs such as chicken, the Company has generally not been able to raise retail prices sufficiently to pass all such increased costs to the consumer.

          In order (i) to ensure favorable pricing for the Company's chicken purchases in the future, (ii) to reduce volatility in chicken prices and
     (iii) to maintain an adequate supply of fresh chicken, the Company entered into two types of chicken purchasing arrangements with its suppliers. The first of these contracts is a grain-based "cost-plus" pricing arrangement that provides chicken prices based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other arrangement is a market-priced formula arrangement based on the "Georgia whole bird market value". Under this arrangement, AFC pays market price plus a premium for cut specifications for AFC restaurants. The market-priced formula contracts are subject to a "ceiling", or highest price, and a "floor", or lowest price, that the Company will pay over the contract term. Both contracts have terms ranging from three to five years with provisions for certain annual price adjustments as defined in the contracts. The Company recognized chicken cost of sales at the amounts paid under the contracts. For the periods presented, the Company has not experienced any material losses as a result of these contracts.

          SCC's principal raw material is green coffee beans. The Company typically enters into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year as negotiated with the individual supplier. At December 26, 1999, the Company had commitments to purchase green coffee beans at a total cost of approximately $6.9 million. The contract terms cover a period from January 2000 to December 2000.

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

     Environmental Matters

          Approximately 150 of the Company's owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks ("USTs") and some of these properties may currently contain abandoned USTs. As a result of the use of oils and solvents typically associated with automobile repair facilities and gas stations, it is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable Federal and state environmental laws, the Company, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination. As a result, after an analysis of its property portfolio, including testing of soil and groundwater at a representative sample of its facilities, the Company believes that it has accrued adequate reserves and has obtained adequate insurance coverage for any environmental remediation liabilities. The Company is currently not subject to any administrative or court order requiring remediation at any of its properties.

     Information Technology Outsourcing

          In August 1994, the Company entered into an information technology outsourcing contract with IBM. The Contract was amended in June 1999 and expires July 31, 2004.

          Future minimum payments under this contract exclusive of payments included in Note 9 as capital lease payments for systems installed as of December 26, 1999, are as follows (in thousands):

          Year                           Amount
          ----                           ------
          2000......................    $ 6,278
          2001......................      6,695
          2002......................      7,511
          2003......................      7,730
          2004......................      4,238
                                        -------
                                        $32,452
                                        =======

          It is estimated that the remaining payments due under the contract of approximately $32.5 million will be reflected as restaurant operating or general and administrative costs and expenses.

          Operating expenses of approximately $11.2 million, $10.5 million and $8.1 million related to the outsourcing contract have been included in the statements of operations for the years ended December 26, 1999, December 27, 1998 and December 28, 1997, respectively.

     Formula Agreement

          The Company has a formula licensing agreement, as amended (the "Formula Agreement"), with Alvin C. Copeland, the former owner of the Popeyes and Churchs restaurant systems, and owner of Diversified Foods and Seasonings, Inc. ("Diversified"), which calls for the worldwide exclusive licensing to the Popeyes system of the spicy fried chicken formula and certain other ingredients used in Popeyes products. The Formula Agreement provides for monthly royalty payments of $237,500 until April 1999 and, thereafter, monthly royalty payments of $254,166 until March 2029. Total royalty payments were $3.0 million for the fiscal year ended December 26, 1999 and $2.9 million in each of the fiscal years ended December 27, 1998 and December 28, 1997.

     Supply Agreements

          The Company has a supply agreement with Diversified under which the Company is required to purchase certain proprietary products made exclusively by Diversified. This contract expires in 2029 subject to further renewal.

          Supplies are generally provided to franchised and Company-operated restaurants in the Popeyes and Churchs systems pursuant to supply agreements negotiated by Popeyes Operators Purchasing Cooperative Association, Inc. ("POPCA") and Churchs Operators Purchasing Association, Inc. ("COPA"), respectively, each a not-for-profit corporation that was created for the purpose of consolidating the collective purchasing power of the franchised and Company-operated restaurants and negotiating favorable terms. The purchasing cooperatives are not obligated to purchase, and do not bind their members to commitments to purchase, any supplies.
     Membership in each cooperative is open to all franchisees. Since 1995, the Company's franchise agreements related to Popeyes and Churchs have required that each franchisee joins its respective purchasing cooperative. All Company-operated Popeyes and Churchs restaurants are members of POPCA or COPA, respectively. Substantially all of the Company's domestic Popeyes and Churchs franchisees participate in POPCA or COPA. COPA also purchases certain ingredients and supplies for Cinnabon franchised and Company-operated bakeries in order to further leverage the collective buying power of AFC.

          Subsequent to December 26, 1999, POPCA and COPA merged their purchasing power into one unified purchasing cooperative known as Supply Management Services, Inc., a not-for-profit corporation. All aspects of the aforementioned POPCA and COPA cooperatives were retained in the merged corporation.

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

     King Feature Agreements

          The Company currently has agreements with The Hearst Corporation, King Features Syndicate Division ("King Features") under which the Company has the exclusive license to use the image and likeness of the cartoon character "Popeye" (and certain companion characters such as "Olive Oyl") in connection with the operations of Popeyes restaurants worldwide. Under these agreements, the Company is obligated to pay King Features a royalty of one-tenth of one percent (0.1%) on the first $1.0 billion of Popeyes cumulative annual system-wide sales and one-twentieth of one percent (0.05%) on the next $2.0 billion of such annual sales. Total annual royalties are capped at $2.0 million per year under the agreement.

     The King Features agreements automatically renew annually. Should a payment be required under this licensing agreement, the payment will be made out of the Advertising Funds described above.

     Other Commitments

          The Company has guaranteed certain loans and lease obligations approximating $1.0 million and $1.6 million at December 26, 1999 and December 27, 1998, respectively.

     15. Segment and Geographic Information

          The Company operates exclusively in the food service and beverage industry. Substantially all revenues result from the sale of menu products at restaurants, bakeries and cafes operated by the Company, franchise royalty and fee income earned from franchised restaurant, bakery and cafe operations and wholesale revenues from the sale of coffee products. The Company's reportable segments are based on specific products and services within the food service and beverage industry. The Company combined Popeyes' and Churchs' domestic operations to form its chicken segment. The Company previously aggregated the operations of Chesapeake and Cinnabon to form its bakery segment, however, with the sale of Chesapeake in the third quarter of 1999 (See Note 17), the bakery segment only includes Cinnabon's operations. Chesapeake's operations have been classified as discontinued operations in the accompanying financial statements. The Company's coffee segment consists of SCC's domestic operations, which includes its wholesale operations. The international segment is comprised primarily of the Company's international franchised operations, which mainly consists of Popeyes and Churchs international franchised restaurants.


          The "other" segment includes the Company's manufacturing division, Ultrafryer. The "corporate" component of operating income includes revenues from (1) interest income from notes receivable and rental revenue from leasing and sub-leasing agreements with franchisees and third parties, less (2) corporate general and administrative expenses, depreciation, amortization and interest expense.

          Operating income (loss) represents each segment's earnings before income taxes, depreciation, amortization, non-cash items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.

          Revenues:
                                       1999       1998       1997
                                     ---------  ---------  ---------
                                             (in thousands)
          Chicken.................   $523,692   $495,770   $452,799
          Coffee..................     77,178     58,113          -
          Bakery..................     76,789     23,757          -
          International...........     12,094     11,712     12,273
          Other...................     11,056      9,866      8,557
          Inter-segment revenues..     (1,980)    (2,261)      (857)
          Corporate...............      8,313      8,602      8,539
                                     --------   --------   --------
            Total Revenues........   $707,142   $605,559   $481,311
                                     ========   ========   ========

          Inter-segment revenues represent Ultrafryer sales to Company-operated restaurants and SCC coffee sales to CII Company-operated bakeries. These revenues are eliminated in consolidation.

          Operating Income (Loss):
                                       1999       1998       1997
                                     ---------  ---------  ---------
                                             (in thousands)
          Chicken.................   $103,891   $ 90,441   $ 90,457
          Coffee..................     10,464      7,701          -
          Bakery..................      9,144      4,020          -
          International...........      5,924      6,912      7,684
          Other...................      1,108      1,220        901
          Corporate...............    (18,161)   (22,442)   (25,284)
                                     --------   --------   --------
            Total Operating Income
              (Loss)..............    112,370     87,852     73,758
          Adjustments to reconcile
            to income from operations:
          Depreciation and
            amortization..........    (42,352)   (45,478)   (33,532)
          Compensation expense
            related to stock
            options..............      (1,465)    (1,072)    (2,217)
          Gain/(loss) on fixed
            asset write-offs......     (9,526)   (14,615)     2,173
                                     --------   --------   --------
          Income from operations..   $ 59,027   $ 26,687   $ 40,182
                                     ========   ========   ========

          Depreciation and Amortization:
                                       1999       1998       1997
                                     ---------  ---------  ---------
                                             (in thousands)
          Chicken.................   $ 24,416   $ 24,935   $ 17,308
          Coffee..................      3,712      4,429          -
          Bakery..................      6,287      1,711          -
          International...........      1,019         87         39
          Other...................        226        316        288
          Corporate...............      6,692     14,000     15,897
                                     --------   --------   --------
            Total Depreciation and
              Amortization........   $ 42,352   $ 45,478   $ 33,532
                                     ========   ========   ========




          Significant Non-cash Items:
                                       1999       1998       1997
                                     ---------  ---------  ---------
                                             (in thousands)
          Chicken.................   $5,416     $ 9,956    $2,094
          Coffee..................      121           -         -
          Bakery..................       79           -         -
          International...........        -           -         -
          Other...................       80           -        31
          Corporate...............    3,830       4,659     1,021
                                     ------     -------    ------
            Total Significant
               Non-cash Items.....   $9,526     $14,615    $3,146
                                     ======     =======    ======

          Significant non-cash items include (i) charges for restaurant closings which are primarily write-offs of tangible and intangible assets, (ii) losses on the disposition of long-lived assets which includes both operating and non-operating assets and (iii) software write-offs.

          Assets:
                                             1999       1998
                                           --------   --------
                                              (in thousands)
          Chicken........................  $295,214   $281,005
          Coffee.........................   101,962     82,164
          Bakery.........................    75,553     74,813
          International..................    11,175     15,236
          Other..........................     7,533      5,730
          Corporate......................    70,452     97,517
                                           --------   --------
            Total Assets.................  $561,889   $556,465
                                           ========   ========

          Capital Expenditures:
                                             1999       1998
                                           --------   --------
                                              (in thousands)
          Chicken........................  $ 33,635   $ 26,453
          Coffee                             13,453      4,602
          Bakery.........................     3,346        850
          International..................       135        148
          Other                                 388        140
          Corporate......................     4,261      9,332
                                           --------   --------
             Total Capital Expenditures..  $ 55,218   $ 41,525
                                           ========   ========

          Chesapeake's assets and capital expenditures have been reclassified from "Bakery" to "Other" for prior year. Not included in the 1998 capital expenditures is approximately $21.1 million in funds spent in 1998 related to our 1998 acquisitions. Excluded from 1999 capital expenditures is $0.8 million in other acquisition items.

     16. Acquisitions

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

     The Pinetree acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion Number 16, "Accounting for Business Combinations" ("APB 16"). The unamortized goodwill recorded in connection with this acquisition was $22.7 and $23.1 million at December 26, 1999 and December 27, 1998, respectively. The Company is amortizing this goodwill on a straight-line basis over a forty-year period.

     Seattle Coffee Company Acquisition

          On March 18, 1998, the Company acquired all of Seattle Coffee Company's common stock for an adjusted purchase price of approximately $68.8 million plus the assumption of approximately $4.8 million of debt. The Company paid approximately $37.6 million in cash funded by its Acquisition Facility and approximately $25.5 million in AFC common stock, resulting in the issuance of 1,837,834 common shares, 440,645 options to purchase common shares and 154,468 warrants to purchase common shares. In addition, the Company established a payable of approximately $3.8 million and placed 139,914 shares of AFC's common stock into an escrow account pursuant to a holdback payment provision in the acquisition agreement. As a result of the transaction, SCC became a wholly-owned subsidiary of the Company. The transaction included the acquisition of a roasting and packaging facility, 59 Company-operated cafes and 10 franchised cafes under the Seattle's Best and Torrefazione Italia brands, a wholesale business including 13 sales offices with more than 5,000 wholesale accounts and two major distribution centers. The acquisition agreement provided for a contingent earn-out payable to former SCC shareholders. Actual payment to former SCC shareholders was contingent upon SCC operations achieving a level of earnings, as defined in the acquisition agreement, over a 52-week period from September 29, 1997 to September 27, 1998 (the "Contingency Period"). Based on SCC's operating results during the Contingency Period that ended on September 27, 1998, the Company paid approximately $0.9 million in cash and issued 70,141 shares of AFC's common stock to former SCC shareholders during the first quarter of 1999 as a contingent payment pursuant to the agreement. The contingent earn-out payment was included in the adjusted purchase price.

          During 1999, the Company completed an analysis of the fair value and allocation of its intangible asset acquired from SCC, which resulted in a final purchase price adjustment to the amounts initially recorded on the acquisition date. As part of this analysis, $11.3 million was reallocated from goodwill to tradename and other intangibles. At December 26,

     1999 the unamortized portion of these intangibles was approximately $10.6 million and $0.5 million, respectively. These assets are being amortized on a straight-line basis over a forty-year and twenty-year period, respectively.

          The Company accounted for this acquisition as a purchase in accordance with APB 16. The allocation of the purchase price resulted in the Company recording goodwill in the approximate amount of $43.2 million, which is being amortized on a straight-line basis over a forty-year period. At December 26, 1999 and December 27, 1998, the unamortized goodwill balance was approximately $41.0 million and $53.0 million, respectively.

          The following unaudited pro forma results of operations for the fifty-two weeks ended December 27, 1998 and December 28, 1997, assumes the acquisition of SCC occurred as of the beginning of the respective periods (in thousands).

                                 52 Weeks   52 Weeks
                                  Ended       Ended
                                 12/27/98    12/28/97
                                ---------   ---------

     Total revenues...........  $614,106    $532,512
                                ========    ========

     Net income (loss) from
       continuing operations..  $ (3,289)   $ 10,193
                                ========    ========

     Net income (loss)........  $ (9,182)   $ 10,186
                                ========    ========

          The 52 weeks ended December 27, 1998 include SCC's operations for the two-month period ended February 28, 1998 since the Company acquired SCC in March 1998. The 52 weeks ended December 28, 1997 include SCC's operations for the twelve-month period ended September 28, 1997. Pro forma results are not necessary for the fiscal year ended 1999 since SCC's operations are included in the consolidated statements for AFC.

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

          The Company acquired CII for $64.0 million in cash. The Company obtained $44.7 million of the cash consideration from its 1997 Credit Facility as amended and restated (See Note 8). The remaining $19.3 million cash consideration was funded with the proceeds from the sale of approximately 2.8 million shares of AFC common stock at $7.75 per share to certain "qualified" investors who are existing AFC shareholders and option holders.

          The Company accounted for this acquisition as a purchase in accordance with APB 16. The allocation of the purchase price resulted in the Company recording goodwill in the amount of approximately $54.1 million, which is being amortized on a straight-line basis over a forty-year period. During 1999, the Company completed an analysis of the fair values of the tangible and intangible assets acquired from CII. During the fiscal year ended December 26, 1999, the Company recorded a $9.6 million adjustment to the carrying value of certain fixed assets, which correspondingly increased goodwill.

          In connection with the CII acquisition, the Company developed an exit plan involving CII's corporate headquarters in Seattle, Washington. The exit plan included severance, relocation and integration costs. Including the exit plan, the Company recorded other assets and liabilities resulting in a net $0.6 million purchase price adjustment, which increased goodwill.

          The following unaudited pro forma results of operations for the fifty-two weeks ended December 27, 1998 and December 28, 1997, assumes the acquisition of CII occurred as of the beginning of the respective periods (in thousands).


                                 52 Weeks   52 Weeks
                                  Ended       Ended
                                 12/27/98    12/28/97
                                ---------   ---------

     Total revenues...........  $659,498    $560,575
                                ========    ========

     Net income (loss) from
       continuing operations..  $(13,219)   $    898
                                ========    ========

     Net income (loss)........  $(19,112)   $    891
                                ========    ========

          The 52 weeks ended December 27, 1998 include CII's operations for the nine-month period ended September 27, 1998 since the Company acquired CII in October 1998. The 52 weeks ended December 28, 1997 include CII's operations for the twelve-month period ended March 29, 1998. Pro forma results are not necessary for the fiscal year ended 1999 since CII's operations are included in the consolidated statements for AFC.

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

     17.  Divestitures

     Cheasapeake Bagel Bakery

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

          The results of Chesapeake have been classified as discontinued operations in the accompanying financial statements. The following amounts relate to Chesapeake's operations for the respective periods:

                                         For
                                     Thirty-six         For            For
                                     Weeks Ended     Year Ended     Year Ended
                                      August 30,    December 27,    December 28,
                                         1999          1998             1997
                                     ----------     -----------     -----------

       Total revenues................  $2,058        $ 3,533          $ 2,442
                                       ======        =======          =======

       Pre-tax loss from operations..   1,251          8,770               12
       Income tax benefit............    (563)        (2,877)              (5)
                                       ------        -------          -------
       Loss from operations..........  $  688        $ 5,893          $     7
                                       ======        =======          =======

     18.  Change in Accounting Estimate

     Churchs and Popeyes

               During 1999, the Company assessed the estimated useful lives of its buildings, equipment and leasehold improvements at Churchs and Popeyes Company-operated restaurant locations. The Company analyzed historical data regarding restaurant operations, actual lives of restaurant properties and property leasing arrangements. Churchs began operating in 1952 while Popeyes initiated their operations in 1972. Based on this analysis, the Company revised its estimated useful lives for certain fixed asset categories as follows:

          1) Buildings - useful life range changed from 7-20 years to 5-35 years.

          2) Equipment - useful life range changed from 3-8 years to 3-15 years.

          3) Leasehold improvements - the Company will continue to depreciate leasehold improvements over the lesser of the lease term or the estimated useful life of the asset, however, the lease term will include all lease options periods under contract that management anticipates will be utilized. Previously, the Company only considered the primary term of the lease in assessing the life of a leasehold improvement.

          This change in accounting estimate resulted in a $5.5 million decrease in depreciation expense during the fiscal year ended December 26, 1999, resulting in a $3.2 million after tax increase in net income for the same period.

     Cinnabon and Seattle Coffee

          During 1999, the Company assessed the estimated useful lives of its equipment and leasehold improvements at Cinnabon bakeries and Seattle Coffee cafes. The Company analyzed historical data regarding operations and property leasing arrangements. Based on this analysis, the Company revised its estimated useful lives for certain fixed asset categories as follows:

          1) Equipment - Cinnabon's equipment asset lives were changed from seven years to eight years. Seattle Coffee equipment asset lives were all set at eight years prior to the Company's analysis. Pursuant to the analysis, lives either remained at eight years or were increased to between ten and fifteen years depending on the type of equipment asset.

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

          This change in accounting estimate resulted in a $2.0 million decrease in depreciation expense for the year ended December 26, 1999, resulting in a $1.2 million after tax increase in net income for the same period.