Form 10-Q
period 2000-04-16
AFC ENTERPRISES INC
filed 2000-05-31
CIK 1041379

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 16, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

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

                     Yes  X   No ____
                         ---


As of May 31, 2000, there were 39,440,823 shares of the registrant's Common Stock outstanding.

                             AFC ENTERPRISES, INC.
                                     INDEX

                                                                                               Page
                                                                                               ----
PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations - For the Sixteen
           Week Periods Ended April 16, 2000 and April 18, 1999.............................     3

          Condensed Consolidated Balance Sheets - April 16, 2000 and
           December 26, 1999................................................................     4

          Condensed Consolidated Statements of Cash Flows - For the Sixteen
           Week Periods Ended April 16, 2000 and April 18, 1999.............................     5

          Notes to Condensed Consolidated Financial Statements..............................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations.......................................................................    11

PART 2    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................................    20

                      (a) Exhibits..........................................................    20

                      (b) Current Reports on Form 8-K.......................................    20

SIGNATURE...................................................................................    20

                        PART 1. - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                             AFC Enterprises, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                         16 Weeks Ended
                                                                      4/16/00         4/18/99
-------------------------------------------------------------------------------------------------------
Revenues:
   Restaurant sales.........................................     $  173,597       $   170,502
   Franchise revenues.......................................         25,449            21,851
   Wholesale revenues.......................................         15,762            13,779
   Manufacturing revenues...................................          2,398             2,418
   Other revenues...........................................          3,062             2,714
                                                                 ----------       -----------
     Total revenues.........................................        220,268           211,264
                                                                 ----------       -----------

Costs and expenses:
   Restaurant cost of sales.................................         50,538            51,623
   Restaurant operating expenses............................         89,119            87,735
   Wholesale cost of sales..................................          7,794             6,896
   Wholesale operating expenses.............................          4,667             3,625
   Manufacturing cost of sales..............................          2,313             2,135
   General and administrative...............................         33,536            33,580
   Depreciation and amortization............................         12,663            15,385
                                                                 ----------       -----------
     Total costs and expenses...............................        200,630           200,979
                                                                 ----------       -----------
Income from operations......................................         19,638            10,285

Other expenses:
   Interest, net............................................         10,746            10,619
                                                                 ----------       -----------
Net income (loss) from continuing
   operations before income taxes...........................          8,892              (334)

   Income tax expense (benefit).............................          3,797              (100)
                                                                 ----------       -----------

Net income (loss) from continuing
   operations...............................................          5,095              (234)

Discontinued operations:

Income from operations of Chesapeake
   Bagel Bakery, net of income taxes........................              -                84
                                                                 ----------       -----------
Net income (loss) attributable to
   common stock.............................................     $    5,095       $      (150)
                                                                 ==========       ===========

Basic earnings per common share:
   Net income (loss) from continuing operations.............     $     0.13       $         -
   Discontinued operations..................................              -                 -
                                                                 ----------       -----------
   Net income (loss)........................................     $     0.13       $         -
                                                                 ==========       ===========

Earnings per common share assuming dilution:
   Net income (loss) from continuing operations.............     $     0.12       $         -
   Discontinued operations..................................              -                 -
                                                                 ----------       -----------
   Net income (loss)........................................     $     0.12       $         -
                                                                 ==========       ===========

See accompanying notes to condensed consolidated financial statements.

================================================================================


===================================================================================================================================
                                  AFC Enterprises, Inc.
                           Condensed Consolidated Balance Sheets
                                   (In thousands)
                                                                                   4/16/00         12/26/99
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents.................................................    $   23,042       $   22,496
   Accounts and notes receivable, net of allowance for
     doubtful accounts of $1,646 in 2000 and $809 in 1999....................        16,035           19,457
   Income taxes, current.....................................................           423              453
   Inventories...............................................................        15,925           16,781
   Deferred income taxes.....................................................         1,398              790
   Prepaid expenses and other................................................         3,994            2,750
                                                                                 ----------       ----------
       Total current assets..................................................        60,817           62,727
                                                                                 ----------       ----------

Long-term assets:
   Notes receivable, net.....................................................         3,178            3,436
   Deferred income taxes.....................................................         5,993            9,132
   Property and equipment, net of accumulated depreciation
     of $143,596 in 2000 and $139,594 in 1999................................       265,118          263,282
   Other assets..............................................................        16,616           18,442
   Intangible assets, net....................................................       199,648          204,870
                                                                                 ----------       ----------
       Total long-term assets................................................       490,553          499,162
                                                                                 ----------       ----------
        Total assets.........................................................  $    551,370       $  561,889
                                                                                 ==========       ==========

Liabilities and Shareholders' Equity:
Current liabilities:
   Accounts payable..........................................................  $     24,785       $   32,800
   Current portion of long-term debt and capital
     lease obligations.......................................................        14,496           17,634
   Bank overdrafts...........................................................        17,935           19,216
   Accrued expenses and other................................................        29,228           25,320
                                                                                 ----------       ----------
       Total current liabilities.............................................        86,444           94,970
                                                                                 ----------       ----------
Long-term liabilities:
   Long-term debt, net of current portion....................................        94,464           97,205
   Acquisition line of credit................................................        62,000           62,000
   10.25% Subordinated notes payable.........................................       161,980          166,980
   Capital lease obligations, net of current portion.........................         3,583            4,272
   Other liabilities.........................................................        36,834           35,663
                                                                                 ----------       ----------
       Total long-term liabilities...........................................       358,861          366,120
                                                                                 ----------       ----------
       Total liabilities.....................................................       445,305          461,090
                                                                                 ----------       ----------
Shareholders' equity:
   Common stock..............................................................           395              394
   Capital in excess of par value............................................       153,738          153,280
   Accumulated deficit.......................................................       (40,789)         (45,884)
   Treasury stock............................................................          (150)               -
   Notes receivable officers.................................................        (7,129)          (6,991)
                                                                                 ----------       ----------
       Total shareholders' equity............................................       106,065          100,799
                                                                                 ----------       ----------
       Total liabilities and shareholders' equity............................   $   551,370       $  561,889
                                                                                 ==========       ==========

See accompanying notes to condensed consolidated financial statements.
====================================================================================================================================

==========================================================================================================================
                                     AFC Enterprises, Inc.
                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)
                                          (In thousands)


                                                                                          16 Weeks Ended
                                                                                     4/16/00            4/18/99
-----------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
  Net income..................................................................   $       5,095        $     (150)
                                                                                 -------------        ----------
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization............................................          12,663            15,508
     Provision for deferred income taxes......................................           2,531            (1,147)
     Compensation expense from stock options..................................             447               316
     Other....................................................................           1,717               844
     Decrease in operating assets.............................................           1,260             2,254
     Decrease in operating liabilities........................................          (3,853)           (7,287)
                                                                                 -------------        ----------
       Total adjustments......................................................          14,765            10,488
                                                                                 -------------        ----------
 Net cash provided by operating activities....................................          19,860            10,338
                                                                                 -------------        ----------

Cash flows provided by (used in) investing activities:
  Proceeds from disposition of property and equipment.........................           2,534               823
  Investment in property and equipment........................................          (9,427)          (11,904)
  Proceeds from sale of turnkey development...................................           1,705                 -
  Investments in turnkey development..........................................            (875)                -
  Investment in Pinetree goodwill.............................................               -               (99)
  Investment in SCC goodwill..................................................               -              (858)
  Notes receivable additions..................................................               -               (30)
  Payments received on notes..................................................             237               987
                                                                                 -------------        ----------
  Net cash used in investing activities.......................................          (5,826)          (11,081)
                                                                                 -------------        ----------

Cash flows provided by (used in) financing activities:
   Principal payments of long-term debt, net..................................          (4,771)           (3,535)
   Net borrowings under short-term revolver...................................               -            (1,000)
   Principal payments for capital lease obligations...........................          (2,182)           (2,535)
   Increase (decrease) in bank overdrafts, net................................          (1,281)            5,711
   Principal payments for Senior Subordinated Notes...........................          (5,000)                -
   Notes and interest receivable - officers payments..........................              24                20
   Notes receivable - officers interest additions.............................            (128)             (116)
   Issuance of common stock...................................................              12                 4
   Treasury stock.............................................................            (150)                -
   Debt issuance costs........................................................             (12)              (42)
                                                                                 -------------        ----------
   Net cash used in financing activities......................................         (13,488)           (1,493)
                                                                                 -------------        ----------

   Net increase (decrease) in cash and cash equivalents.......................             546            (2,236)
   Cash and cash equivalents at beginning of the period.......................          22,496            17,066
                                                                                 -------------        ----------
   Cash and cash equivalents at end of the period.............................   $      23,042        $   14,830
                                                                                 =============        ==========
Supplemental Cash Flow Information:
   Cash payments for income taxes.............................................   $         799             1,245
   Cash payments for interest.................................................           5,208             4,273
   Noncash investing and financing activities:
     Capital lease obligations incurred.......................................              12               100
     Terminations of capital leases and future obligations....................             861                 -
     Issuance of common stock, options and warrants...........................               -               814


See accompanying notes to condensed consolidated financial statements.
=================================================================================================================

                             AFC Enterprises, Inc.
             Notes to Condensed Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Principles of Consolidation

          The condensed consolidated financial statements include the accounts of AFC Enterprises, Inc., a Minnesota corporation, and its wholly owned subsidiaries, AFC Properties, Inc. and Seattle Coffee Company ("SCC"), both Georgia corporations, and Cinnabon International, Inc. ("CII"), a Delaware corporation. All significant intercompany balances and transactions are eliminated in consolidation. The consolidated entity is referred to herein as "AFC" or "the Company".

Nature of Operations and Basis of Presentation

          AFC is primarily a multi-concept quick-service restaurant company. The Company operates and franchises quick-service restaurants, cafes and bakeries under the primary trade names of Popeyes Chicken & Biscuits(R) ("Popeyes"), Church's Chicken(R) ("Church's"), Seattle's Best(R) ("SBC"), Torrefazione Italia(R) ("TI") and Cinnabon(R) ("Cinnabon"). The Company also operates a wholesale coffee business and a manufacturing plant ("Ultrafryer") that produces proprietary gas fryers and other custom-fabricated restaurant equipment for sale to distributors, franchisees and other food service operators.

          The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included. The accompanying condensed consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year.
Certain items in the financial statements of the previous year have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on reported results of operations.

Significant Accounting Policies

          The accounting and reporting policies practiced by the Company are set forth in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 26, 1999, which are contained in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000 and are incorporated herein by reference.

2.   Segment and Geographic Information

          The Company operates exclusively in the food service and beverage industry. Substantially all revenues result from the sale of menu products at restaurants, bakeries and cafes operated by the Company, franchise royalty and fee income earned from franchised restaurant,

================================================================================
bakery and cafe operations and wholesale revenues from the sale of coffee products. The Company's reportable segments are based on specific products and services within the food service and beverage industry. In 2000, the Company began aggregating its domestic and international operations in its reportable segments and, as such, restated the corresponding items of segment information for 1999. The Company combines Popeyes' and Churchs' operations to form its chicken segment. The Company previously aggregated the operations of Chesapeake Bagel Bakery ("Chesapeake") and CII to form its bakery segment; however, with the sale of Chesapeake in the third quarter of 1999 (See Note 3), the bakery segment only includes Cinnabon's operations. Chesapeake's operations have been classified as discontinued operations in the accompanying financial statements. The Company's coffee segment consists of SCC's operations, which includes its wholesale operations.

          The "other" segment includes the Company's manufacturing division, Ultrafryer. The "corporate" component of operating income includes revenues from
(1) interest income from notes receivable and rental revenue from leasing and sub-leasing agreements with franchisees and third parties, less (2) corporate general and administrative expenses.

          Operating income primarily represents each segment's earnings before income taxes, depreciation, amortization, non-cash items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.

          Revenues:
                                             16 Weeks Ended
                                          4/16/00     4/18/99
                                         ---------   ---------
                                             (in thousands)

          Chicken.....................    $167,813   $162,910
          Coffee......................      24,119     20,670
          Bakery......................      22,915     22,884
          Other.......................       3,471      2,662
          Inter-segment revenues......      (1,073)      (244)
          Corporate...................       3,023      2,382
                                          --------   --------
            Total Revenues............    $220,268   $211,264
                                          ========   ========

          Inter-segment revenues represent Ultrafryer sales to Company-operated restaurants which are eliminated in consolidation.

================================================================================

          Operating Income:

                                                16 Weeks Ended
                                              4/16/00    4/18/99
                                             ---------  ---------
                                                (in thousands)

          Chicken.........................   $ 37,241   $ 32,777
          Coffee..........................      1,975      1,873
          Bakery..........................      1,974      1,708
          Other...........................         85        283
          Corporate.......................     (8,507)   (10,408)
                                             --------   --------
            Total Operating Income........     32,768     26,233

          Adjustments to reconcile to
            Income from operations:
          Depreciation and amortization...    (12,663)   (15,385)
          Compensation expense
            related to stock options......       (447)      (316)
          Gain/(loss) on fixed asset and
            other write-offs..............        (20)      (247)
                                             --------   --------
            Income from operations........   $ 19,638   $ 10,285
                                             ========   ========

          There were no material changes to the Company's total assets by reportable segment as of April 16, 2000 from the amounts disclosed in the Company's consolidated financial statements for the fiscal year ended December 26, 1999.

3.   Chesapeake Bagel Bakery Divestiture

          In connection with the sale of Chesapeake in July 1999, the results of Chesapeake have been classified as discontinued operations in the accompanying financial statements. The following amounts relate to Chesapeake's operations for the respective period:

                                          For Sixteen
                                          Weeks Ended
                                        April 18, 1999
                                        ---------------

Total revenues................               $  993
                                             ======

Income from operations before
 income taxes.................                  152
Income tax expense............                  (68)
                                             ------
Income from operations, net of
 income taxes.................               $   84
                                             ======

4.   Change in Accounting Estimate

Church's and Popeyes

          During the second quarter of 1999, the Company re-estimated the useful lives of its buildings, equipment and leasehold improvements at Church's and Popeyes Company-operated

================================================================================
restaurant locations. The Company analyzed historical data regarding restaurant operations, actual lives of restaurant properties and property leasing arrangements. Based on this analysis, the Company revised its estimated useful lives for certain fixed asset categories.

          This change in accounting estimate resulted in an estimated $1.9 million decrease in depreciation expense for the first quarter of 2000, resulting in a $1.1 million after tax increase in net income for the same period.

Cinnabon and Seattle Coffee

          During the third quarter of 1999, the Company re-estimated the useful lives of its equipment and leasehold improvements at Cinnabon bakeries and Seattle Coffee cafes. The Company analyzed historical data regarding bakery and cafe operations and property leasing arrangements. Based on this analysis, the Company revised its estimated useful lives for certain fixed asset categories.

          This change in accounting estimate resulted in an estimated $0.7 million decrease in depreciation expense for the first quarter of 2000, resulting in a $0.4 million after tax increase in net income for the same period.

5.  Basic and Diluted Earnings Per Share

     The Company has adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share" which requires the dilutive effect of stock options to be excluded from the calculation of basic earnings per share.

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

(In thousands, except per                                  16 Weeks Ended
share amounts)                                        4/16/00        4/18/99
                                                     ---------      ---------

Net income (loss) from continuing operations........  $ 5,095        $ (234)
Discontinued operations.............................        -            84
                                                     --------      --------
Net income (loss) attributable to common stock......  $ 5,095        $ (150)
                                                     ========      ========

Denominator for basic earnings per share-
   Weighted average shares..........................   39,448        39,254
Effect of dilutive securities - employee
   stock options....................................    3,117         3,184
                                                     --------      --------
Denominator for diluted earnings per share-
   weighted average shares adjusted for
   dilutive securities..............................   42,565        42,438
                                                     ========      ========
Basic earnings per common share:
   Net income (loss) from continuing operations.....  $  0.13       $     -
   Discontinued operations..........................        -             -
                                                     --------      --------
   Net income (loss)................................  $  0.13       $     -
                                                     ========      ========

Earnings per common share - assuming dilution:
   Net income (loss) from continuing operations.....  $  0.12       $     -
   Discontinued operations..........................        -             -
                                                     --------      --------
   Net income (loss)................................  $  0.12       $     -
                                                     ========      ========
================================================================================

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

Consolidated Results of Operations

     The following table presents selected revenues and expenses as a percentage of total revenues for the Company's Consolidated Statements of Operations for the sixteen- week periods ended April 16, 2000 and April 18, 1999.


                                                          Sixteen Weeks Ended
                                                        -----------------------
                                                        April 16,      April 18,
                                                          2000           1999
                                                        ---------      ---------
Revenues:
     Restaurant sales..................................  78.8%          80.7%
     Franchise revenues................................  11.5           10.4
     Wholesale revenues................................   7.2            6.5
     Manufacturing revenues............................   1.1            1.1
     Other revenues....................................   1.4            1.3
                                                        ---------      ---------
          Total revenues............................... 100.0%         100.0%
                                                        ---------      ---------

Costs and expenses:
     Restaurant cost of sales (1)......................  29.1%          30.3%
     Restaurant operating expenses (1).................  51.3           51.4
     Wholesale cost of sales (2).......................  49.4           50.0
     Wholesale operating costs (2).....................  29.7           26.1
     Manufacturing cost of sales (3)...................  95.8           91.7
     General and administrative........................  15.2           15.9
     Depreciation and amortization.....................   5.8            7.3
          Total costs and expenses.....................  91.1           95.1

Income from operations.................................   8.9            4.9
Interest expense, net..................................   4.9            5.0
Income (loss) from continuing
     operations before taxes...........................   4.0           (0.1)
Income tax expense (benefit)...........................   1.7              -
Net income (loss) from continuing
     operations........................................   2.3           (0.1)%
Loss on discontinued operations, net (4)...............     -              -
Net income (loss)......................................   2.3%          (0.1)%

(1) Expressed as a percentage of restaurant sales by Company-operated restaurants, bakeries and cafes.
(2) Expressed as a percentage of wholesale revenues.
(3) Expressed as a percentage of manufacturing revenues.
(4) Represents Chesapeake's operations.


Selected Financial Data

The following table sets forth certain financial information and other restaurant, bakery and cafe data relating to Company-operated and franchised restaurants, bakeries and cafes (as reported to the Company by franchisees) for the sixteen-week periods ended April 16, 2000 and April 18, 1999:


                                                       Sixteen Weeks Ended
                                                 -------------------------------
                                                 April 16,   April 18,  % Change
                                                  2000       1999      1999-2000
                                                 ---------   --------  ---------
                                                       (dollars in millions)

EBITDA, as defined (1).......................... $ 32.8      $ 26.5      23.6 %

EBITDA margin...................................   14.9%       12.5%     19.1 %

Capital Expenditures............................ $  9.4      $ 11.9     (21.0)%

Restaurant, bakery and cafe data (unaudited):

System-wide sales:
     Popeyes.................................... $357.9      $318.6      12.3 %
     Church's...................................  261.3       241.8       8.1
     Cinnabon...................................   48.0        43.2      11.2
     Seattle Coffee retail......................   10.9         8.3      31.2
     Seattle Coffee wholesale...................   15.8        13.8      14.5
     Ultrafryer manufacturing...................    2.6         2.5       4.0
                                                 ---------   --------
          Total................................. $696.5      $628.2      10.9 %
                                                 =========   ========

System-wide openings:
     Popeyes....................................     36          36         - %
     Church's...................................     32          35      (8.6)
     Cinnabon...................................     14           9      55.6
     Seattle Coffee.............................      6           5      20.0
                                                 ---------   --------
          Total.................................     88          85       3.5 %
                                                 =========   ========

System-wide units open,
     end of period:
     Popeyes....................................  1,420       1,308       8.6 %
     Church's...................................  1,515       1,425       6.3
     Cinnabon...................................    403         366      10.1
     Seattle Coffee.............................    104          76      36.8
                                                 ---------   --------
          Total.................................  3,442       3,175       8.4 %
                                                 =========   ========

                                                  Sixteen Weeks Ended
                                                 ----------------------
                                                 April 16,    April 18,
                                                   2000         1999
                                                 ---------    ---------

System-wide percentage change in
     comparable restaurant sales:
     Popeyes domestic............................  4.2 %        6.8 %
     Church's domestic...........................  1.3          1.6
     Cinnabon domestic........................... (0.3)         6.6
     Seattle Coffee domestic.....................  1.9          2.6
     Popeyes international....................... (0.2)        (3.7)
     Church's international...................... (2.1)        (0.5)
     Cinnabon international......................  1.6          n/a


(1) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.


For the Sixteen Weeks Ended April 16, 2000 and April 18, 1999

Certain items relating to prior periods have been reclassified to conform with current presentation.

Sales

     System-wide Sales. System-wide sales include sales from all restaurants, bakeries and cafes, whether operated by us or our franchisees, and coffee wholesale and manufacturing operations. Our system-wide sales increase of $68.3 million in the first quarter of 2000 was primarily due to new unit growth within our chicken, bakery and cafe brands, positive comparable sales growth in our domestic markets and coffee wholesale revenue growth. The overall increase was offset by net comparable sales decreases in our Church's international markets, mainly Taiwan and the Philippines, resulting in lower sales volumes in the first quarter 2000 compared to the same period in 1999. At the end of April 16, 2000, we had 3,442 system-wide units versus 3,175 system-wide units in the prior year quarter ended April 18, 1999.

     Restaurant Sales. Restaurant sales include sales from our Company-operated restaurants, bakeries and cafes. The chicken segment includes both our Popeyes and Church's brands. The bakery segment includes our Cinnabon brand, and the coffee segment is comprised of our SBC and TI operations.

Chicken

     First quarter 2000 sales at our Company-operated chicken restaurants of $144.3 million increased $2.0 million over the same period in 1999. The increased revenue growth in 2000 was due to comparable sales increases within our chicken brands.

Bakery

     Sales at our Company-operated Cinnabon bakeries decreased $0.3 million in 2000 compared to the same period in 1999. The decrease was primarily due to three less bakeries open during the first quarter of 2000 compared to the same period in prior year. The decrease in sales was offset by a 1.3% increase in comparable sales for the quarter.

Coffee

     Sales from our Company-operated cafes increased $1.2 million in 2000 over the same period in 1999. Our 2000 sales growth was mainly due to a 2.5% comparable sales increase and new unit growth.

     Franchise Revenues. Franchise revenues include royalties and franchise fees received from restaurants, bakeries and cafes operated by our franchisees. Royalties are based on a percent of sales, while franchise fees represent initial fixed fees depending on the type of franchise and location. Franchise and development fees are recorded as revenue when the respective franchised restaurant, bakery or cafe opens or the development agreement is terminated due to a franchisee default.

Chicken

     Royalty revenue for the first quarter 2000 from our franchised chicken restaurants of $21.5 million increased $2.6 million over the same period in 1999. The growth in royalty revenue was driven by positive domestic comparable sales and new unit expansion within our domestic and international franchise community, offset by a comparable sales decrease experienced by our international franchised chicken restaurants. At April 16, 2000, we had 2,272 domestic and international franchised chicken restaurants open compared to 2,066 restaurants open at April 18, 1999. Franchise fee revenue grew by $0.3 million in the first quarter 2000 primarily due to $0.4 million in franchise fees resulting from the transfer of 51 units from one Popeyes franchisee to another Popeyes franchisee.

Bakery

     Royalty revenue from our franchised Cinnabon bakeries increased by $0.2 million for the first quarter 2000 compared to the same period in 1999. The 2000 royalty revenue increase was primarily due to positive international comparable sales and new unit growth, offset by negative domestic comparable sales. At April 16, 2000, we had 206 domestic and international franchised bakeries open versus 166 bakeries open at April 18, 1999. Franchise fee revenue for the quarter ended April 16, 2000 increased $0.2 million versus the comparable period in prior year. The increase resulted from international bakery openings in 2000 exceeding bakery openings in 1999 by six units.

Coffee

     Royalty revenue from our franchised Seattle Coffee cafes increased by $0.2 million for the quarter ended April 16, 2000 compared to the same period in prior year. The 2000 royalty revenue increase was primarily due to new unit growth. At April 16, 2000, we had 28 domestic and international franchised cafes open versus 12 cafes open at April 18, 1999. Franchise fee revenue for the quarter ended April 16, 2000 increased $0.1 million versus the comparable period in prior year. The increase resulted from franchised cafe openings in 2000 exceeding franchised cafe openings in 1999 by six units.

     Wholesale Revenues. Our wholesale revenues come from sales of premium specialty coffee from our Seattle Coffee roasting and distribution operations to food service retailers and supermarkets. In the first quarter 2000, wholesale revenues increased by $2.0 million over the same period in 1999 mainly due to an increase in the number of wholesale accounts from 4,458 accounts in 1999 to 5,016 accounts as of April 16, 2000.

Operating Profit

     Company-operated Restaurant Operating Profit. Company-operated restaurant operating profit is the revenue from Company-operated restaurant, bakery and cafe sales less the related operating costs of those restaurants, bakeries and cafes.

Chicken

     Our Company-operated restaurant operating profit increased $2.3 million or 8.5% in the first quarter 2000 over the same period in 1999, resulting from positive comparable sales and a 5.0% reduction in average poultry prices.

     Operating profit from Company-operated chicken restaurants as a percent of restaurant sales was 20.5% and 19.1% in the first quarter of 2000 and 1999, respectively.

Bakery

     Operating profit at our Company-operated Cinnabon bakeries grew by $0.4 million or 11.7% in the first quarter 2000 as compared to the same period in 1999. The increase was primarily due to comparable sales increases of 1.3%.

      Wholesale Coffee Operating Profit.   Wholesale coffee operating profit is
the difference between coffee sales to wholesale accounts and the related operating costs of our wholesale operations, which includes the cost of coffee beans and the direct overhead used to roast, blend and distribute specialty coffee blends.

Coffee

     Wholesale coffee operating profit of $3.3 million in the first quarter 2000 grew by 1.3% over the comparable period in 1999. The increase was mainly due to a 558 increase in the number of wholesale accounts.

Expenses

     General and Administrative Expenses. General and administrative expenses of $33.5 million for the first quarter 2000 equaled general and administrative expenses incurred in the first quarter of 1999. Our chicken, bakery and coffee segments all posted increases in general and administrative expenses in the first quarter 2000 due to growth in Company and franchised operations; however, these increases were offset by reductions in corporate general and administrative expenses by nearly the same amount. Reductions in corporate general and administrative expenses were mainly attributable to (i) cost reductions related to closing Cinnabon's headquarters in Seattle in late 1999,
(ii) Y2K expenses incurred in the first quarter 1999 not recurring in the first quarter 2000 and (iii) cost savings from our amendment to our information technology ("IT") outsourcing contract in mid 1999. As a percentage of total revenues, general and administrative expenses were 15.2% and 15.9% for the sixteen-week periods ended April 16, 2000 and April 18, 1999, respectively.

     Depreciation and Amortization. Depreciation and amortization decreased by $2.7 million in the first quarter 2000 compared to the same period the prior year. In the second quarter of 1999, we re-estimated the useful lives of certain buildings, equipment and leasehold improvements increasing some and decreasing others. In some cases the lives were not adjusted. The impact of our change in depreciable lives resulted in a decrease of $2.6 million in 2000 compared to 1999. The remaining decrease was due to a reduction in capital lease depreciation expense. Depreciation and amortization as a percentage of total revenues was 5.8% and 7.3% for the sixteen weeks ended April 16, 2000 and April 18, 1999, respectively.

     Income from Operations. Income from operations increased $9.4 million or 90.9% in the first quarter 2000 as compared to the same period in 1999. The growth in income from operations was due to new unit growth, restaurant sales and franchise revenue increases, positive comparable sales, and lower depreciation expense. Our chicken brands contributed $4.1 million to the increase in income from operations. Other contributions to the overall first quarter 2000 increase included a $3.6 million increase in franchise revenues and a $2.7 million decrease in depreciation expense.

     Net Interest Expense.   Interest expense for the first quarter 2000 of
$10.7 million was $0.1 million more than the comparable period in prior year. The net increase in expense was mainly due to (i) $0.2 million in write-offs of debt issuance costs in connection with repurchases of our Senior Subordinated Notes and (ii) higher interest rates. The net increase was offset by a reduction in average debt in the first quarter 2000 compared to the same period in the prior year due to our repurchases of $13.0 million of our Senior Subordinated Notes and scheduled principal payments on other debt balances.

Liquidity and Capital Resources

Cash for Operations

     We finance our business activities primarily with funds generated from operating activities and a revolving line of credit.

     Net cash provided by operating activities for the sixteen weeks ended April 16, 2000 and April 18, 1999 was $19.9 million, and $10.3 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of April 16, 2000 was $5.1 million, compared to $3.3 million at December 26, 1999. The increase in cash and cash equivalents is mainly due to operational growth and sales of our Company-operated restaurants.

     Additionally, we meet our short-term needs using our revolving line of credit. Typically, we maintain a low current ratio, .70 at April 16, 2000 and
 .66 at December 26, 1999.

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

Capital Expenditures

     During the first quarter 2000, we invested $9.4 million in various capital projects including $2.6 million in new restaurant, bakery and cafe locations; $2.0 million in our re-imaging and renovation program; $0.9 million in our Seattle Coffee wholesale operations; $0.1 million in new management information systems; $3.4 million in other capital assets to update, replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $0.4 million to complete other corporate projects. Essentially all capital expenditures were financed through cash flows provided from normal operating activities, internal funds and proceeds from the sale of our Company-operated restaurants.

Repurchase of Subordinated Notes

     During the first quarter 2000, we repurchased $5.0 million of our Senior Subordinated Notes at a slight premium using internal cash to fund the repurchase. Subsequent to April 16, 2000, we repurchased approximately $12.0 million of our Senior Subordinated Notes at a minor discount also using internal cash to fund the repurchase.

From time to time, we may repurchase more of the Senior Subordinated Notes on the open market.

Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. In addition, a portion of our receivables are denominated in foreign currency, which exposes us to foreign exchange rate movements. We enter into hedging contracts with respect to the Korean Won to reduce our exposure to future foreign currency exchange rate fluctuations.

     Interest Rates. Our net exposure to interest rate risk relates to our Senior Subordinated Notes and borrowings under our 1997 Credit Facility. Our Senior Subordinated Notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under our Senior Subordinated Notes as of April 16, 2000 was $162.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of April 16, 2000, the fair value of our Senior Subordinated Notes was approximately $1.6 million lower than the carrying amount. Our 1997 Credit Facility borrowings bear interest at rates that are benchmarked to U.S. and European short-term floating-rate interest rates. The balances outstanding under our 1997 Credit Facility as of April 16, 2000 totaled $166.4 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 1997 Credit Facility would be approximately $1.7 million. This assumes no change in the amount or composition of the debt at April 16, 2000.

     Poultry Prices. We entered into two types of chicken purchasing contracts with our suppliers in 1999. One is a grain-based "cost-plus" pricing arrangement that is based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the Georgia whole bird market value, under which we pay market plus a premium for the cut specifications for our restaurants. The market-priced formula contracts are subject to a "ceiling", or highest price, and a "floor", or lowest price, that we will pay over the contract term. Both contracts have terms ranging from three to five years with provisions for certain annual price adjustments as defined in the contracts. In fiscal year 2000, we intend to increase our purchases under such cost-plus contracts, and reduce purchases under the market-based contracts in order to further reduce our exposure to rising chicken prices should they occur.

     Coffee Bean Prices. Our two Seattle Coffee brands' principal raw material is green coffee beans. The supply and prices of green coffee beans are volatile. Although most coffee beans trade in the commodity market (the "C market"), coffee beans of the quality sought by Seattle Coffee tend to trade on a negotiated basis at a premium above the C market coffee pricing, depending upon the supply and demand at the time of purchase. Availability and price can be affected by many factors in producing countries, including weather and political and economic conditions. We typically enter into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year as negotiated with the individual supplier.

Extra Week in 2000

     Our fiscal year calendar results in a fifty-third week every five or six years. Fiscal year 2000 will include a fifty-third week in the fourth quarter. This additional week will have a favorable effect on our operating results for 2000.

Year 2000

     As described in detail in our 1999 Form 10-K, we adopted a Year 2000 plan to prepare our IT systems and non-IT systems for the Year 2000 issue. As of May 31, 2000, we have not experienced any significant Year 2000 failures either internally or from our vendors and suppliers or franchise community. There can be no certainty that failures or problems related to Year 2000 might not develop in the future, but we do not believe any such failures or problems are reasonably likely to materially disrupt our business.

     Through 1999, we incurred approximately $1.0 million in Year 2000 costs, which were funded through operating cash flows. These costs primarily related to fees paid to outside consultants who helped develop a strategy to assess our Year 2000 issues. We do not anticipate incurring more costs associated with Year 2000 problems.

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

Seasonality

     We have historically experienced the strongest operating results at Popeyes and Church's restaurants during the summer months while operating results have been somewhat lower during the winter season. Cinnabon bakeries and Seattle Coffee cafes have traditionally experienced the strongest operating results during the Christmas holiday shopping season between Thanksgiving and Christmas. Certain holidays and inclement weather reduce the volume of consumer traffic at quick-service restaurants and may impair the ability of certain restaurants to conduct regular operations for short periods of time.

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

                                                  AFC Enterprises, Inc.


Date: May 31 2000                              By: /s/ Gerald J. Wilkins
                                                  ----------------------------
                                                      Gerald J. Wilkins
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)