Form 10-Q
period 2000-07-09
AFC ENTERPRISES INC
filed 2000-08-23
CIK 1041379

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 9, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from..............to..............

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

                     Yes  X    No _____
                         ---


As of August 18, 2000, there were 39,507,750 shares of the registrant's Common Stock outstanding.

                             AFC ENTERPRISES, INC.
                                     INDEX



PART 1     FINANCIAL INFORMATION                                        Page
                                                                        ----

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations - For the
             Twelve and Twenty-eight Week Periods Ended July 9, 2000
             and July 11, 1999........................................     3

           Condensed Consolidated Balance Sheets - July 9, 2000 and
             December 26, 1999........................................     4

           Condensed Consolidated Statements of Cash Flows - For the
             Twenty-eight Week Periods Ended July 9, 2000 and
             July 11, 1999............................................     5

           Notes to Condensed Consolidated Financial Statements.......     6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................    12

PART 2     OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...........................    23

                      (a) Exhibits....................................    23

                      (b) Current Reports on Form 8-K.................    23

SIGNATURE.............................................................    23

                        PART 1. - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                    AFC Enterprises, Inc. and subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                   12 Weeks Ended                28 Weeks Ended
                                                                7/9/00       7/11/99         7/9/00        7/11/99
------------------------------------------------------------------------------------   ---------------------------
Revenues:
  Restaurant sales........................................  $  128,234    $  129,750     $  302,098     $  300,508
  Franchise revenues......................................      20,333        17,699         45,782         39,550
  Wholesale revenues......................................      12,281        11,259         27,776         24,782
  Other revenues..........................................       2,485         2,157          5,547          4,871
                                                            ----------    ----------     ----------     ----------
    Total revenues........................................     163,333       160,865        381,203        369,711
                                                            ----------    ----------     ----------     ----------
Costs and expenses:
  Restaurant cost of sales................................      37,529        39,839         88,163         91,560
  Restaurant operating expenses...........................      66,097        65,536        155,485        153,511
  Wholesale cost of sales.................................       5,849         5,585         13,547         12,385
  Wholesale operating expenses............................       3,556         2,767          7,945          6,114
  General and administrative..............................      22,948        23,298         56,493         56,914
  Depreciation and amortization...........................       9,510         9,829         22,107         25,127
                                                            ----------    ----------     ----------     ----------
    Total costs and expenses..............................     145,489       146,854        343,740        345,611
                                                            ----------    ----------     ----------     ----------

Income from operations....................................      17,844        14,011         37,463         24,100

Other expenses:
  Interest, net...........................................       7,711         7,601         18,457         18,220
                                                            ----------    ----------     ----------     ----------
Net income from continuing
  operations before income taxes..........................      10,133         6,410         19,006          5,880

Income tax expense........................................       4,326         2,835          8,115          2,647
                                                            ----------    ----------     ----------     ----------
Net income from continuing
  operations..............................................       5,807         3,575         10,891          3,233

Discontinued operations:
Income from operations of Chesapeake
  Bagel Bakery, net of income taxes.......................           -            56              -            140
Income (loss) from operations of Ultrafryer,
  net of income taxes.....................................         (59)          106            (48)           214
                                                            ----------    ----------     ----------     ----------
Net income................................................  $    5,748    $    3,737     $   10,843     $    3,587
                                                            ==========    ==========     ==========     ==========

Basic earnings per common share:
  Net income from continuing operations...................  $     0.15    $     0.09     $     0.27     $     0.08
  Net income (loss) from discontinued operations..........           -          0.01              -           0.01
                                                            ----------    ----------     ----------     ----------
  Net income..............................................  $     0.15    $     0.10     $     0.27     $     0.09
                                                            ==========    ==========     ==========     ==========

Earnings per common share assuming dilution:
  Net income from continuing operations...................  $     0.13    $     0.08     $     0.25     $     0.07
  Net income (loss) from discontinued operations..........           -          0.01              -           0.01
                                                            ----------    ----------     ----------     ----------
  Net income..............................................  $     0.13    $     0.09     $     0.25     $     0.08
                                                            ==========    ==========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

================================================================================

==========================================================================================================================
                                              AFC Enterprises, Inc. and subsidiaries
                                               Condensed Consolidated Balance Sheets
                                                          (In thousands)

                                                                                          7/9/00                  12/26/99
--------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents.............................................              $     13,834          $     22,496
   Accounts and notes receivable, net of allowance.......................                    14,931                19,457
   Income taxes, current.................................................                         -                   453
   Inventories...........................................................                    14,934                16,781
   Deferred income taxes.................................................                     1,033                   790
   Prepaid expenses and other............................................                     4,473                 2,750
                                                                                       ------------          ------------
          Total current assets...........................................                    49,205                62,727
                                                                                       ------------          ------------

Long-term assets:
   Notes receivable, net of allowance....................................                     7,526                 3,436
   Deferred income taxes.................................................                     3,488                 9,132
   Property and equipment, net of accumulated depreciation and
    amortization of $148,158 in 2000 and $139,594 in 1999................                   264,107               263,282
   Assets under contractual agreement, net...............................                     7,826                     -
   Other assets..........................................................                    14,544                18,442
   Intangible assets, net................................................                   191,740               204,870
                                                                                       ------------          ------------
          Total long-term assets.........................................                   489,231               499,162
                                                                                       ------------          ------------

          Total assets...................................................              $    538,436          $    561,889
                                                                                       ============          ============

Liabilities and Shareholders' Equity:
Current liabilities:
   Accounts payable......................................................              $     21,620          $     32,800
   Current portion of long-term debt and capital lease obligations.......                    13,688                17,634
   Short-term borrowings.................................................                    10,666                     -
   Bank overdrafts.......................................................                    12,567                19,216
   Accrued expenses and other............................................                    24,490                25,320
                                                                                       ------------          ------------
          Total current liabilities......................................                    83,031                94,970
                                                                                       ------------          ------------


Long-term liabilities:
   Long-term debt, net of current portion................................                    91,744                97,205
   Acquisition line of credit............................................                    62,000                62,000
   10.25% Subordinated notes payable.....................................                   150,000               166,980
   Capital lease obligations, net of current portion.....................                     3,115                 4,272
   Other liabilities.....................................................                    36,333                35,663
                                                                                       ------------          ------------
          Total long-term liabilities....................................                   343,192               366,120
                                                                                       ------------          ------------
           Total liabilities.............................................                   426,223               461,090
                                                                                       ------------          ------------

Shareholders' equity:
   Common stock..........................................................                       395                   394
   Capital in excess of par value........................................                   154,297               153,280
   Accumulated deficit...................................................                   (35,041)              (45,884)
   Treasury stock........................................................                      (186)                    -
   Notes receivable - officers...........................................                    (7,252)               (6,991)
                                                                                       ------------          ------------
          Total shareholders' equity.....................................                   112,213               100,799
                                                                                       ------------          ------------
           Total liabilities and shareholders' equity....................              $    538,436          $    561,889
                                                                                       ============          ============

See accompanying notes to condensed consolidated financial statements.

===============================================================================

================================================================================

                    AFC Enterprises, Inc. and subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                          28 Weeks Ended
                                                                      7/9/00           7/11/99
-------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
 Net income.................................................         $   10,843       $     3,587
                                                                     ----------       -----------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization..............................           22,191            25,481
   Provision for deferred income taxes........................            5,401               839
   Compensation expense from stock options....................              868               590
   Other......................................................            2,215             1,676
   Decrease (increase) in operating assets....................              717              (501)
   Decrease in operating liabilities..........................          (12,548)          (14,808)
                                                                    -----------      ------------
     Total adjustments..........................................         18,844            13,277
                                                                    -----------      ------------
   Net cash provided by operating activities..................           29,687            16,864
                                                                    -----------      ------------

Cash flows provided by (used in) investing activities:
   Proceeds from disposition of property and equipment.......             3,708             1,217
   Investment in property and equipment......................           (19,774)          (22,072)
   Proceeds from sale of turnkey development.................             2,604               706
   Investments in turnkey development........................            (1,275)           (1,411)
   Proceeds from sale of Ultrafryer..........................               550                 -
   Investment in Pinetree goodwill...........................                 -              (100)
   Investment in SCC goodwill................................                 -              (858)
   Notes receivable additions................................                 -              (234)
   Payments received on notes................................               378             2,419
                                                                    -----------      ------------
   Net cash used in investing activities.....................           (13,809)          (20,333)
                                                                    -----------      ------------

Cash flows provided by (used in) financing activities:
   Principal payments of long-term debt, net.................            (7,399)           (5,894)
   Net borrowings under short-term revolver..................            10,666             6,300
   Principal payments for capital lease obligations..........            (3,764)           (4,375)
   Increase (decrease) in bank overdrafts, net...............            (6,649)            4,270
   Principal payments for Senior Subordinated Notes..........           (16,980)                -
   Notes and interest receivable - officers payments.........                25                43
   Notes receivable - officers interest additions............              (226)             (203)
   Issuance of common stock..................................                30                 9
   Treasury stock............................................              (186)                -
   Debt issuance costs.......................................               (57)              (40)
                                                                    -----------      ------------
   Net cash provided (used in) financing activities..........           (24,540)              110
                                                                    ------------     ------------
   Net decrease in cash and cash equivalents.................            (8,662)           (3,359)
   Cash and cash equivalents at beginning of the period......            22,496            17,066
                                                                    -----------      ------------
   Cash and cash equivalents at end of the period............       $    13,834      $     13,707
                                                                    ===========      ============
Supplemental Cash Flow Information:
 Cash payments (refund) for income taxes...................         $     1,894      $       (239)
 Cash payments for interest................................              16,912            16,745
 Noncash investing and financing activities:
  Capital lease obligations incurred........................                 12               100
  Additions to notes receivable.............................              4,445                 -
  Terminations of capital leases and future obligations.....              1,533                 -
  Issuance of common stock, options and warrants............                  -               814

See accompanying notes to condensed consolidated financial statements.

================================================================================

                    AFC Enterprises, Inc. and subsidiaries
             Notes to Condensed Consolidated Financial Statements

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

Nature of Operations and Basis of Presentation

     AFC is primarily a multi-concept quick-service restaurant company. The Company operates and franchises quick-service restaurants, cafes and bakeries under the primary trade names of Popeyes Chicken & Biscuits(R) ("Popeyes"), Church's Chicken(R) ("Church's"), Seattle's Best Coffee(R) ("SBC"), Torrefazione Italia(R) ("TI") and Cinnabon(R) ("Cinnabon"). The Company also operates a wholesale coffee business. During the second quarter the Company sold its manufacturing division ("Ultrafryer") that produces proprietary gas fryers and other custom-fabricated restaurant equipment for sale to distributors, franchisees and other food service operators (See Note 3).

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included. The accompanying condensed consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. Certain items in the financial statements of the previous year have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on reported results of operations.

Significant Accounting Policies

     The accounting and reporting policies practiced by the Company are set forth in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 26, 1999, which are contained in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000 and are incorporated herein by reference.

================================================================================

2. Segment and Geographic Information

     The Company operates exclusively in the food service and beverage industry. Substantially all revenues result from the sale of menu products at restaurants, cafes and bakeries operated by the Company, franchise royalty and fee income earned from franchised restaurant, cafe and bakery operations and wholesale revenues from the sale of coffee products. The Company's reportable segments are based on specific products and services within the food service and beverage industry. In 2000, the Company began aggregating its domestic and international operations in its reportable segments and, as such, restated the corresponding items of segment information for 1999. The Company combines Popeyes' and Church's operations to form its chicken segment. The Company's coffee segment consists of SCC's operations, which includes its wholesale operations. The Company previously aggregated the operations of Chesapeake Bagel Bakery ("Chesapeake") and CII to form its bakery segment; however, with the sale of Chesapeake in the third quarter of 1999 (See Note 3), the bakery segment only includes Cinnabon's operations. Chesapeake's operations have been classified as discontinued operations in the accompanying financial statements.

     The "corporate" component of operating income includes revenues from (1) interest income from notes receivable and rental revenue from leasing and sub-leasing agreements with franchisees and third parties, less (2) corporate general and administrative expenses.

     Previously, the Company's manufacturing division, Ultrafryer, was included in an "other" segment; however, with the sale of Ultrafryer in the second quarter of 2000 (See Note 3), the "other" segment and the associated inter-segment revenues have been eliminated. Ultrafryer's operations have been classified as discontinued operations in the accompanying financial statements.

     Operating income primarily represents each segment's earnings before income taxes, depreciation, amortization, non-cash items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.

     Revenues:
                                             12 Weeks Ended               28 Weeks Ended
                                          07/09/00       07/11/99     07/09/00        07/11/99
                                         ---------      ---------     --------        --------
                                                              (in thousands)
     Chicken......................       $ 125,655      $ 126,002     $ 293,468      $ 288,911
     Coffee.......................          19,120         17,096        43,238         37,765
     Bakery.......................          16,176         15,825        39,092         38,709
     Corporate....................           2,382          1,942         5,405          4,326
                                         ---------      ---------     ---------      ---------
       Total Revenues.............       $ 163,333      $ 160,865     $ 381,203      $ 369,711
                                         =========      =========     =========      =========

================================================================================

     Operating Income:

                                            12 Weeks Ended              28 Weeks Ended
                                          07/09/00   07/11/99        07/09/00   07/11/99
                                         ---------   --------        --------   --------
                                                          (in thousands)
     Chicken......................       $  29,200     $ 26,185     $ 66,437    $ 58,407
     Coffee.......................           2,466        1,966        4,440       3,649
     Bakery.......................             894        1,054        2,807       2,581
     Corporate....................          (4,552)      (4,859)     (12,992)    (14,340)
                                         ---------     --------     --------    --------
       Total Operating Income.....          28,008       24,346       60,692      50,297

     Adjustments to reconcile to
       income from operations:
     Depreciation and
      amortization................          (9,510)      (9,829)     (22,107)    (25,127)
     Compensation expense
       related to stock options...            (421)        (274)        (868)       (590)
     Gain/(loss) on fixed asset
       and other write-offs.......            (233)        (232)        (254)       (480)
                                         ---------     --------     --------    --------
       Income from operations.....       $  17,844     $ 14,011     $ 37,463    $ 24,100
                                         =========     ========     ========    ========

     There were no material changes to the Company's total assets by reportable segment as of July 9, 2000 from the amounts disclosed in the Company's consolidated financial statements for the fiscal year ended December 26, 1999.

3. Divestitures

  Chesapeake Bagel Bakery

     In connection with the sale of Chesapeake in July 1999, the results of Chesapeake have been classified as discontinued operations in the accompanying financial statements. The following amounts relate to Chesapeake's operations for the respective period:


                                                12 Weeks    28 Weeks
                                                 Ended       Ended
                                                07/11/99    07/11/99
                                                --------    --------

Total revenues...............................  $     643     $1,636
                                               =========     ======

Income from operations before income taxes...        102        254
Income tax expense...........................        (46)      (114)
                                               ---------     ------
Income from operations, net of income taxes..  $      56     $  140
                                               =========     ======


================================================================================

  Ultrafryer

     On May 11, 2000, AFC's Board of Directors approved the sale of Ultrafryer, the Company's restaurant equipment manufacturing division, to an investor group led by Ultrafryer's chief operating officer. The sale closed on June 1, 2000. The Company received $550,000 in cash and a $4.4 million note receivable from the Buyer. The Company's estimated $0.4 million before tax gain on the sale has been deferred for financial reporting purposes and included in other liabilities on the balance sheet. The estimated income tax expense to be applied to the gain on the sale is $0.2 million.

     The results of Ultrafryer have been classified as discontinued operations in the accompanying financial statements. The following amounts relate to Ultrafryer's operations for the respective periods:

                                            12 Weeks Ended           28 Weeks Ended
                                        07/09/00     07/11/99    07/09/00     07/11/99
                                       ---------    ---------   ---------    ---------
                                                     (in thousands)
Total revenues..................       $     980    $   2,000   $   3,378    $   4,418
                                       =========    =========   =========    =========

Income (loss) from operations
  before income taxes...........            (102)         194         (84)         390
Income tax (expense) benefit....              43          (88)         36         (176)
                                       ---------    ---------   ---------    ---------
Income (loss) from operations,
  net of income taxes...........       $     (59)   $     106   $     (48)   $     214
                                       =========    =========   =========    =========

4. Change in Accounting Estimate

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

     This change in accounting estimate resulted in an estimated $0.5 million decrease in depreciation expense for the second quarter of 2000, resulting in a $0.3 million after tax increase in net income for the same period. For the twenty-eight week period ended July 9, 2000, depreciation expense decreased $1.1 million, resulting in a $0.7 million after tax increase in net income for the same period.

================================================================================

5. Basic and Diluted Earnings Per Share

     The Company has adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share" which requires the dilutive effect of stock options to be excluded from the calculation of basic earnings per share.

The following represents a reconciliation of basic and diluted earnings per share:

(In thousands, except per                          12 Weeks Ended             28 Weeks Ended
  share amounts)                                07/09/00    07/11/99       07/09/00    07/11/99
                                               ---------   ---------      ---------   ---------
Net income from
  continuing operations...................     $   5,807   $   3,575      $  10,891   $   3,233
Gain (loss) from discontinued operations..           (59)        162            (48)        354
                                               ---------   ---------      ---------   ---------
Net income................................     $   5,748   $   3,737      $  10,843   $   3,587
                                               =========   =========      =========   =========

Denominator for basic earnings
  per share - weighted
  average shares..........................        39,485      39,331         39,464      39,287
Effect of dilutive securities -
  employee stock options..................         3,225       3,511          3,257       3,535
                                               ---------   ---------      ---------   ---------
Denominator for diluted earnings per
  share - weighted average shares
  adjusted for dilutive securities........        42,710      42,842         42,721      42,822
                                               =========   =========      =========   =========

Basic earnings per common share:
  Net income from
   continuing operations..................     $    0.15   $    0.09      $    0.27   $    0.08
  Discontinued operations.................             -        0.01              -        0.01
                                               ---------   ---------      ---------   ---------
  Net income..............................     $    0.15   $    0.10      $    0.27   $    0.09
                                               =========   =========      =========   =========

Dilutive earnings per common share:
  Net income from
   continuing operations..................     $    0.13   $    0.08      $    0.25   $    0.07
  Discontinued operations.................             -        0.01              -        0.01
                                               ---------   ---------      ---------   ---------
  Net income..............................     $    0.13   $    0.09      $    0.25   $    0.08
                                               =========   =========      =========   =========

6. Assets Under Contractual Agreement

     In the second quarter, AFC transferred certain long-lived assets to a company owned by a former AFC employee in exchange for shares of preferred stock of that company. Concurrent with the transfer of assets, which consisted of restaurant equipment for twelve Popeyes restaurants, the company became a Popeyes franchisee. In compliance with certain accounting rules, AFC cannot remove these assets from their books and records, and as such, AFC has classified these assets under the category

================================================================================

"Assets Under Contractual Agreement" in the accompanying balance sheet. Consequently, AFC did not record an investment for the shares of preferred stock received in the transaction. At July 9, 2000, these assets included the following:



  Equipment, net....................................   $2,294
  Goodwill allocable to assets, net.................    5,532
                                                       ------
  Total.............................................   $7,826
                                                       ======

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

Results of Operations

     The following table presents selected revenues and expenses as a percentage of total revenues for the Company's Consolidated Statements of Operations for the twelve- week and twenty-eight week periods ended July 9, 2000 and July 11, 1999.

                                            12 Weeks Ended   28 Weeks Ended
                                            ---------------  ------------------
                                            July 9, July 11,  July 9,  July 11,
                                             2000     1999     2000       1999
                                            ------  -------  --------   -------
Revenues:
  Restaurant sales........................   78.5%    80.7%   79.2%    81.3%
  Franchise revenues......................   12.4     11.0    12.0     10.7
  Wholesale revenues......................    7.5      7.0     7.3      6.7
  Other revenues..........................    1.6      1.3     1.5      1.3
     Total revenues.......................  100.0%   100.0%  100.0%   100.0%

Costs and expenses:
  Restaurant cost of sales (1)............   29.3%    30.7%   29.2%    30.6%
  Restaurant operating expenses (1).......   51.5     50.5    51.6     51.0
  Wholesale cost of sales (2).............   47.6     49.6    48.6     50.0
  Wholesale operating costs (2)...........   29.0     24.6    28.8     24.6
  General and administrative..............   14.0     14.5    14.7     15.2
  Depreciation and amortization...........    5.8      6.1     5.8      6.8
     Total costs and expenses.............   89.1     91.3    90.2     93.3

Income from operations....................   10.9      8.7     9.8      6.7
Interest expense, net.....................    4.7      4.7     4.8      4.9
Net income from continuing operations
      before taxes........................    6.2      4.0     5.0      1.8
Income tax expense........................   (2.6)    (1.8)   (2.1)    (0.7)
Net income from continuing operations.....    3.6      2.2     2.9      1.1
Loss on discontinued operations, net (3)..      -        -       -        -
Net income................................    3.6%     2.2%    2.9%     1.1%

(1) Expressed as a percentage of restaurant sales by Company-operated restaurants, bakeries and cafes.
(2) Expressed as a percentage of wholesale revenues.
(3) Represents both Ultrafryer (2000 and 1999) and Chesapeake (1999).

Selected Financial Data

     The following table sets forth certain financial information and other restaurant, bakery and cafe data relating to Company-operated and franchised restaurants, bakeries and cafes (as reported to the Company by franchisees) for the twelve week and twenty-eight week periods ended July 9, 2000 and July 11, 1999:


                                                        12 Weeks Ended                  28 Weeks Ended
                                                 -----------------------------  -----------------------------
                                                 July 9,   July 11,   % change  July 9,   July 11,   % change
                                                  2000       1999       99-00    2000      1999        99-00
                                                 -------   --------   --------  -------   --------   --------
                                                                         (dollars in millions)
EBITDA, as defined (1).........................   $ 28.0     $ 24.3     15.2%    $ 60.7   $   50.3       20.7%

EBITDA margin..................................     17.1%      15.1%     2.0 pts.  15.9%      13.6%       2.3 pts.

Capital Expenditures...........................   $ 10.8     $ 10.4      3.8%    $ 20.2   $   22.3       (9.4)%

Restaurant, bakery and cafe data (unaudited):

System-wide sales:
  Popeyes......................................   $283.5     $243.2     16.6%  $  641.4   $  561.9       14.2%
  Church's.....................................    201.1      190.9      5.3      462.4      432.7        6.9
  Cinnabon.....................................     37.5       32.1     16.8       85.5       75.3       13.6
  Seattle Coffee...............................     23.6       18.0     31.1       50.0       39.9       25.3
                                                  ------     ------            --------   --------
   Total.......................................   $545.7     $484.2     12.7%  $1,239.3   $1,109.8       11.7%
                                                  ======     ======            ========   ========

System-wide unit openings:
  Popeyes......................................       29         29        -%        65         65          -%
  Church's.....................................       25         40    (37.5)        57         75      (24.0)
  Cinnabon.....................................       12         10     20.0         26         19       36.8
  Seattle Coffee...............................       13          4    225.0         19          9      111.1
                                                  ------     ------            --------   --------
   Total.......................................       79         83     (4.8)%      167        168       (0.6)%
                                                  ======     ======            ========   ========

System-wide units open,
 end of period:
  Popeyes......................................                                   1,440      1,328        8.4%
  Church's.....................................                                   1,531      1,458        5.0
  Cinnabon.....................................                                     412        373       10.5
  Seattle Coffee...............................                                     114         79       44.3
                                                                               --------   --------
   Total.......................................                                   3,497      3,238        8.0%
                                                                               ========   ========

System-wide percentage change in
 comparable unit sales:
  Popeyes domestic.............................      3.6%       6.1%                3.9%       6.5%
  Church's domestic............................      0.4        1.8                 0.9        1.7
  Cinnabon domestic............................      4.6        0.2                 1.7        3.8
  Seattle Coffee domestic......................     (2.2)       3.7                 0.2        3.3
  Popeyes international........................      4.7       (7.1)                1.7       (5.2)
  Church's international.......................     (2.8)      (0.4)               (2.1)      (0.2)
  Cinnabon international.......................      7.9          -                 4.2          -

(1) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.

For the Twelve Weeks Ended July 9, 2000 and July 11, 1999

Certain items relating to prior periods have been reclassified to conform with current presentation.

Sales

   System-wide Sales. System-wide sales include sales from all restaurants, bakeries and cafes, whether operated by us or our franchisees, and coffee wholesale operations. Our system-wide sales increase of $61.5 million in the second quarter of 2000 was primarily due to new unit growth within our chicken, bakery and cafe brands, positive comparable sales growth in our domestic markets and coffee wholesale revenue growth. The overall increase was offset by net comparable sales decreases in our Church's international markets, mainly Taiwan and the Philippines, resulting in lower sales volumes in the second quarter 2000 compared to the same period in 1999. At the end of July 9, 2000, we had 3,497 system-wide units versus 3,238 system-wide units in the prior year quarter ended July 11, 1999.

   Restaurant Sales. Restaurant sales include sales from our Company-operated restaurants, bakeries and cafes. The chicken segment includes both our Popeyes and Church's brands. The bakery segment includes our Cinnabon brand, and the coffee segment is comprised of our SBC and TI operations.

Chicken

     Second quarter 2000 sales at our Company-operated chicken restaurants of $107.3 million decreased $2.1 million over the same period in 1999. The decrease in revenue was due to a net reduction of 30 Company-operated units compared to the prior year and a comparable sales decrease of 0.8% within our Church's brand. The reduction in units resulted from sales and transfers of restaurants to franchisees and is tied to our strategy of selling selected Company-operated restaurants to existing and new franchisees coupled with an agreement to develop additional restaurants. The decrease was offset by a comparable sales increase of 0.7% within our Popeye's brand.

Bakery

     Sales at our Company-operated Cinnabon bakeries decreased $0.2 million in the second quarter of 2000 compared to the same period in 1999. The decrease was primarily due to seven less bakeries being open during the second quarter of 2000 compared to the same period in the prior year. The decrease in sales due to fewer bakeries was offset by a 4.0% increase in comparable sales for the quarter.

Coffee

     Sales from our Company-operated cafes increased $0.6 million in the second quarter 2000 over the same period in 1999. Our quarterly sales growth was mainly due to new unit growth offset by a 2.9% comparable sales decrease in the second quarter.

   Franchise Revenues. Franchise revenues include royalties and franchise and development fees received from restaurants, bakeries and cafes operated by our franchisees. Royalties are based on a percent of sales, while franchise and development fees represent initial fixed fees depending on the type of franchise and location. Franchise and development fees are recorded as revenue when the respective franchised restaurant, bakery or cafe opens or the development agreement is terminated due to a franchisee default.

Chicken

     Royalty revenue for the second quarter 2000 from our franchised chicken restaurants of $17.0 million increased $1.9 million over the same period in 1999. The growth in royalty revenue was driven by comparable sales growth and new unit expansion. At July 9, 2000, we had 2,325 domestic and international franchised chicken restaurants open compared to 2,110 restaurants open at July 11, 1999. Franchise fee revenue decreased by $0.1 million in the second quarter 2000 primarily due to less unit openings compared to the second quarter of 1999.

Bakery

     Royalty revenue from our franchised Cinnabon bakeries increased by $0.3 million for the second quarter 2000 compared to the same period in 1999. This increase was primarily due to comparable sales and new unit growth. At July 9, 2000, we had 219 domestic and international franchised bakeries open versus 173 bakeries open at July 11, 1999. Franchise fee revenue for the quarter increased $0.2 million versus the comparable period in the prior year. The increase resulted from international bakery openings in 2000 exceeding bakery openings in 1999.

Coffee
     Royalty revenue from our franchised Seattle Coffee cafes increased by $0.2 million for the second quarter compared to the same period in the prior year. This increase was primarily due to new unit growth. At July 9, 2000, we had 41 domestic and international franchised cafes open versus 13 cafes open at July 11, 1999. Franchise fee revenue for the quarter increased $0.2 million over prior year. The increase resulted from franchised cafe openings in 2000 exceeding franchised cafe openings in 1999.

     Wholesale Revenues. Our wholesale revenues come from sales of premium specialty coffee to food service retailers and supermarkets. In the second quarter 2000, wholesale revenues increased by $1.0 million over the same period in 1999 mainly due to an increase in the number of wholesale accounts.

Operating Profit

   Company-operated Restaurant Operating Profit. Company-operated restaurant operating profit is the revenue from Company-operated restaurant, bakery and cafe sales less the related operating costs of those restaurants, bakeries and cafes.

Chicken

   Our Company-operated restaurant operating profit increased $0.1 million in the second quarter over the same period in 1999, resulting mainly from a 2.5% reduction in average poultry prices.

   Operating profit from Company-operated chicken restaurants as a percent of restaurant sales was 20.3% and 19.8% in the second quarter ended July 9, 2000 and July 11, 1999, respectively.

Bakery

   Operating profit at our Company-operated Cinnabon bakeries decreased by $0.2 million or 10.2% in the second quarter as compared to the same period in 1999. The decrease was primarily due to a reduction in the number of Company-operated bakeries during the same time period.

Coffee

   Operating profit at our Company-operated Seattle Coffee cafes grew by $0.1 million or 14.3% in the second quarter 2000 as compared to the same period in 1999. The increase was primarily due to new unit growth.

Expenses

   General and Administrative Expenses. General and administrative expenses of $22.9 million for the second quarter decreased by $0.4 million versus the same period in 1999. Our chicken segment posted a decrease in general and administrative expenses in the twelve-week period ended July 9, 2000 due to certain projects and events resulting in expense in 1999 not recurring in 2000. The overall 2000 decrease was partially offset by an increase in general and administrative expenses at our bakery segment due to increases in Company and franchise operations. As a percentage of total revenues, general and administrative expenses were 14.0% and 14.5% for the 12-week periods ended July 9, 2000 and July 11, 1999, respectively.

   Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million in the second quarter compared to the same period the prior year. In the third quarter of 1999, we re-estimated the useful lives of certain buildings, equipment and leasehold improvements, within our bakery and cafe brands. The impact of the change in depreciable lives resulted in a decrease of $0.5 million in the 12-week period ended July 9, 2000 compared to the same period in 1999. The decrease was partially offset by capital expenditures added in the second quarter of 2000. Depreciation and amortization as a percentage of total revenues was 5.8% and 6.1% for the twelve weeks ended July 9, 2000 and July 11, 1999, respectively.

   Income from Operations. Income from operations increased $3.8 million or 27.3% in the second quarter as compared to the same period in 1999. The growth in income from operations was due to new unit growth, restaurant sales and franchise revenue increases, positive comparable sales and lower depreciation expense.

   Net Interest Expense. Interest expense for the second quarter 2000 of $7.7 million was $0.1 million more than the comparable period in prior year. The net increase in expense was mainly due to the write-off of debt issuance costs in connection with repurchases of $12.0 million of our Senior Subordinated Notes.

For the Twenty-Eight Weeks Ended July 9, 2000 and July 11, 1999

Certain items relating to prior periods have been reclassified to conform with current presentation.

Sales

   System-wide Sales. Our system-wide sales increase of $129.5 million in the twenty-eight week period ended July 9, 2000 was primarily due to new unit growth within our chicken, bakery and cafe brands, positive comparable sales growth in our domestic markets and coffee wholesale revenue growth. The overall increase was offset by a comparable sales decrease in our Church's international markets, mainly Taiwan and the Philippines. At the end of July 9, 2000, we had 3,497 system-wide units versus 3,238 system-wide units at the end of July 11, 1999.

Restaurant Sales

Chicken

     For the 28-weeks ended July 9, 2000, sales at our Company-operated chicken restaurants of $251.6 million decreased $0.1 million over the same period in 1999 due primarily to fewer Company-operated restaurants during this period versus the comparable period in 1999. Twenty-five Church's and Popeyes Company-operated restaurants were either sold or transferred to franchisees during this period.

Bakery

     Sales at our Company-operated Cinnabon bakeries decreased $0.5 million in 2000 compared to the same period in 1999. The decrease was primarily due to fewer Company-operated bakeries in 2000 compared to the same period in the prior year. The decrease in sales due to fewer bakeries was offset by a 2.4% increase in comparable sales for the twenty-eight week period ended July 9, 2000.

Coffee

     Sales at our Company-operated cafes increased $1.8 million in 2000 over the same period in 1999 mainly due to a 0.3% comparable sales increase and new unit growth.

Franchise Revenues

Chicken

     Royalty revenue in 2000 from our franchised chicken restaurants of $38.5 million increased $4.5 million over the same period in 1999. The growth in royalty revenue was driven by comparable sales growth and new unit expansion. At July 9, 2000, we had 2,325 domestic and international franchised chicken restaurants open compared to 2,110 restaurants open at July 11, 1999. Franchise fee revenue grew by $0.1 million in 2000 primarily due to transfer fees resulting from the transfer of units from one franchisee to another franchisee.

Bakery

     Royalty revenue from our franchised Cinnabon bakeries increased by $0.5 million for the twenty-eight weeks ended July 9, 2000 compared to the same period in 1999. This increase was primarily due to comparable sales and new unit growth. At July 9, 2000, we had 219 domestic and international franchised bakeries open versus 173 bakeries open at July 11, 1999. Franchise fee revenue for the period increased $0.3 million versus the comparable period in the prior year due to increased bakery openings over the prior year.

Coffee

     Royalty revenue from our franchised coffee cafes increased by $0.4 million for the 28-weeks ended July 9, 2000 compared to the same period in the prior year due primarily to new unit growth. At July 9, 2000, we had 41 franchised cafes open versus 13 cafes open at July 11, 1999. During the same period, franchise fee revenue increased $0.3 million versus the prior year due to increased cafe openings.

     Wholesale Revenues. In the 28-week period ended July 9, 2000, wholesale revenues increased by $3.0 million over the same period in 1999 due to an increase in the number of wholesale accounts.

Operating Profit

Chicken

   Our Company-operated restaurant operating profit increased $2.3 million or 4.7% in the 28-week period ended July 9, 2000 over the same period in 1999, resulting from comparable sales growth and reduced poultry prices.

   Operating profit from Company-operated chicken restaurants as a percent of restaurant sales was 20.4% and 19.5% in the twenty-eight weeks ended July 9, 2000 and July 11, 1999, respectively.

Bakery

     Operating profit at our Company-operated Cinnabon bakeries grew by $0.1 million or 1.9% in the 28-weeks ended July 9, 2000 as compared to the same period in 1999 due primarily to comparable sales growth.

Coffee

     Operating profit at our Company-operated Seattle Coffee cafes grew by $0.2 million or 13.9% in the 28-weeks ended July 9, 2000 as compared to the same period in 1999 due primarily to comparable sales and new unit growth.

Expenses

   General and Administrative Expenses. General and administrative expenses of $55.3 million for the 28-weeks ended July 9, 2000 decreased by $0.4 million versus the same period in 1999 due to nonrecurring expenses in 1999 and the closing of CII's headquarters in Seattle. As a percentage of total revenues, general and administrative expenses were 14.7% and 15.2% for the 28-week periods ended July 9, 2000 and July 11, 1999, respectively.

   Depreciation and Amortization. Depreciation and amortization decreased by $3.0 million in the 28-week period ended July 9, 2000 compared to the same period in the prior year due to our re-estimation of the useful lives of certain buildings, equipment and leasehold improvements in 1999. Depreciation and amortization as a percentage of total revenues was 5.8% and 6.8% for the twenty-eight weeks ended July 9, 2000 and July 11, 1999, respectively.

   Income from Operations. Income from operations increased $13.4 million or 55.4% in the 28-week period ended July 9, 2000 as compared to the same period in 1999. The growth in income from operations was due to new unit growth, restaurant sales and franchise revenue increases, positive comparable sales, and lower depreciation expense.

   Net Interest Expense. Interest expense for the 28-week period ended July 9, 2000 of $18.4 million was $0.2 million more than the comparable period in the prior year due to the write-off of debt issuance costs in connection with repurchases of $17.0 million of our Senior Subordinated Notes.

Liquidity and Capital Resources

Cash for Operations

     We finance our business activities primarily with funds generated from operating activities and a revolving line of credit.

     Net cash provided by operating activities for the twenty-eight weeks ended July 9, 2000 and July 11, 1999 was $29.7 million, and $16.9 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of July 9, 2000 was $1.3 million, compared to $3.3 million at December 26, 1999.

     Additionally, we meet our short-term needs using our revolving line of credit. Typically, we maintain a low current ratio, .59 at July 9, 2000 and .66 at December 26, 1999.

     Based upon our current level of operations and anticipated growth, we believe that available cash flow, together with the available borrowings under our Senior Secured Credit Facility will be adequate to meet our anticipated twelve to eighteen month requirements for working capital, capital expenditures and scheduled payments under our Senior Subordinated Notes and our Senior Secured Credit Facility.

Capital Expenditures

     During the 28-week period ended July 9, 2000, we invested $20.2 million in various capital projects including $4.2 million in new restaurant, bakery and cafe locations; $3.4 million in our re-imaging and renovation program; $2.0 million in our Seattle Coffee wholesale operations; $1.8 million in new management information systems; $6.8 million in other capital assets to update, replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $2.0 million to complete other corporate projects. Essentially all capital expenditures were financed through cash flows provided from normal operating activities, internal funds and proceeds from the sale of our Company-operated restaurants.

Repurchase of Subordinated Notes

     During the first quarter 2000, we repurchased $5.0 million of our Senior Subordinated Notes at a slight premium using internal cash to fund the repurchase. In the second quarter 2000, we repurchased approximately $12.0 million of our Senior Subordinated Notes at a minor discount also using internal cash to fund the repurchase. From time to time, we may repurchase more of the Senior Subordinated Notes on the open market.

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

     Interest Rates. Our net exposure to interest rate risk relates to our Senior Subordinated Notes and borrowings under our 1997 Credit Facility. Our Senior Subordinated Notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under our Senior Subordinated Notes as of July 9, 2000 was $150.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of July 9, 2000, the fair value of our Senior Subordinated Notes was approximately $4.5 million lower than the carrying amount. Our 1997 Credit Facility borrowings bear interest at rates that are benchmarked to U.S. and European short-term floating-rate interest rates. The balances outstanding under our 1997 Credit Facility as of July 9, 2000 totaled $174.5 million. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balances under our 1997 Credit Facility would be approximately $1.7 million. This assumes no change in the amount or composition of the debt at July 9, 2000.

     Poultry Prices. We entered into two types of chicken purchasing contracts with our suppliers in 1999. One is a grain-based "cost-plus" pricing arrangement that is based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the Georgia whole bird market value, under which we pay market plus a premium for the cut specifications for our restaurants. The market-priced formula contracts are subject to a "ceiling", or highest price, and a "floor", or lowest price, that we will pay over the contract term. Both contracts have terms ranging from three to five years with provisions for certain annual price adjustments as defined in the contracts. Throughout fiscal year 2000, we intend to increase our purchases under such cost-plus contracts, and reduce purchases under the market-based contracts in order to further reduce our exposure to rising chicken prices should they occur.

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

Year 2000

     As described in detail in our 1999 Form 10-K, we adopted a Year 2000 plan to prepare our IT systems and non-IT systems for the Year 2000 issue. As of August 23, 2000, we have not experienced any significant Year 2000 failures either internally or from our vendors and suppliers or franchise community. There can be no certainty that failures or problems related to Year 2000 might not develop in the future, but we do not believe any such failures or problems are reasonably likely to materially disrupt our business.

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

                                            AFC Enterprises, Inc.


Date: August 23, 2000                      By:  /s/ Gerald J. Wilkins
                                              ----------------------------
                                                Gerald J. Wilkins
                                              Chief Financial Officer
                                              (Principal Financial and
                                                Accounting Officer)