Form 10-Q
period 2000-10-01
AFC ENTERPRISES INC
filed 2000-11-13
CIK 1041379

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 1, 2000
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from..............to..............

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

                     Yes ___    No  X
                                   ---

As of November 7, 2000, there were 39,509,063 shares of the registrant's Common Stock outstanding.

                             AFC ENTERPRISES, INC.
                                     INDEX

PART 1    FINANCIAL INFORMATION                                         Page
                                                                        ----
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations - For the
            Twelve and Forty Week Periods Ended October 1, 2000
            and October 3, 1999.........................................   3

          Condensed Consolidated Balance Sheets - October 1, 2000 and
            December 26, 1999...........................................   4

          Condensed Consolidated Statements of Cash Flows - For the
            Forty Week Periods Ended October 1, 2000 and
            October 3, 1999.............................................   5

          Notes to Condensed Consolidated Financial Statements..........   6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  11

PART 2    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders...........  24

Item 6.   Exhibits and Reports on Form 8-K..............................  24

               (a) Exhibits.............................................  24

               (b) Current Reports on Form 8-K..........................  24

SIGNATURE...............................................................  24

                        PART 1. - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                    AFC Enterprises, Inc. and subsidiaries

                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                        12 Weeks Ended                   40 Weeks Ended
                                                                   10/01/00         10/03/99         10/01/00       10/03/99
---------------------------------------------------------------------------------------------    ----------------------------
Revenues:
   Restaurant sales...........................................   $  126,096         $128,474        $ 428,194    $   428,982
   Franchise revenues.........................................       21,444           19,213           67,226         58,763
   Wholesale revenues.........................................       12,755           11,736           40,531         36,518
   Other revenues.............................................        2,660            2,143            8,207          7,014
                                                                 ----------         --------        ---------    -----------
        Total revenues........................................      162,955          161,566          544,158        531,277
                                                                 ----------         --------        ---------    -----------
Costs and expenses:
   Restaurant cost of sales...................................       34,952           37,607          123,115        129,167
   Restaurant operating expenses..............................       67,743           67,575          223,228        221,086
   Wholesale cost of sales....................................        6,395            5,544           19,942         17,929
   Wholesale operating expenses...............................        3,656            2,973           11,601          9,087
   General and administrative.................................       20,121           20,787           76,614         77,701
   Depreciation and amortization..............................        9,663            8,346           31,770         33,473
                                                                 ----------         --------        ---------    -----------
        Total costs and expenses..............................      142,530          142,832          486,270        488,443
                                                                 ----------         --------        ---------    -----------

Income from operations........................................       20,425           18,734           57,888         42,834

Other expenses:
   Interest, net..............................................        7,590            7,823           26,047         26,043
                                                                 ----------         --------        ---------    -----------
Net income from continuing
     operations before income taxes...........................       12,835           10,911           31,841         16,791

   Income tax expense.........................................        5,481            4,934           13,596          7,581
                                                                 ----------         --------        ---------    -----------
Net income from continuing
     operations...............................................        7,354            5,977           18,245          9,210

Discontinued operations:
(Loss) from operations of Chesapeake
   Bagel Bakery, net of income taxes..........................            -             (537)               -           (397)
(Loss) on sale of Chesapeake Bagel
   Bakery, net of income taxes................................            -           (1,742)               -         (1,742)
Income (loss) from operations of Ultrafryer,
   net of income taxes........................................           (4)              93              (52)           307
                                                                 ----------         --------        ---------    -----------
Net income....................................................   $    7,350         $  3,791        $  18,193      $   7,378
                                                                 ==========         ========        =========    ===========
Basic earnings per common share:
   Net income from continuing operations......................   $     0.19         $   0.15        $    0.46      $    0.23
   Net income (loss) from discontinued operations.............            -            (0.05)               -          (0.04)
                                                                 ----------         --------        ---------    -----------
   Net income.................................................   $     0.19         $   0.10        $    0.46      $    0.19
                                                                 ==========         ========        =========    ===========
Earnings per common share assuming dilution:
   Net income from continuing operations......................   $     0.17         $   0.14        $    0.43      $    0.21
   Net income (loss) from discontinued operations.............            -            (0.05)               -          (0.04)
                                                                 ----------         --------        ---------    -----------
   Net income.................................................   $     0.17         $   0.09        $    0.43      $    0.17
                                                                 ==========         ========        =========    ===========

See accompanying notes to condensed consolidated financial statements.
================================================================================

                    AFC Enterprises, Inc, and subsidiaries
                    Condensed Consolidated Balance Sheets

                                (In thousands)

                                                                                   10/01/00            12/26/99
----------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents..................................................    $  14,680          $   22,496
   Accounts and notes receivable, net of allowance
      for doubtful accounts of $808 in 2000 and $438 in 1999..................       15,037              19,457
   Income taxes, current......................................................            -                 453
   Inventories................................................................       15,906              16,781
   Deferred income taxes......................................................          800                 790
   Prepaid expenses and other.................................................        3,930               2,750
                                                                                  ---------          ----------
             Total current assets.............................................       50,353              62,727
                                                                                  ---------          ----------
Long-term assets:
   Notes receivable, net of allowance
     for doubtful accounts of $210 in 2000 and $371 in 1999...................        7,179               3,436
   Deferred income taxes......................................................        1,256               9,132
   Property and equipment, net of accumulated depreciation and
        amortization of $154,333 in 2000 and $139,594 in 1999.................      266,348             263,282
   Assets under contractual agreement, net....................................        7,732                   -
   Other assets...............................................................       13,704              18,442
   Intangible assets, net.....................................................      189,693             204,870
                                                                                  ---------          ----------
             Total long-term assets...........................................      485,912             499,162
                                                                                  ---------          ----------
               Total assets...................................................    $ 536,265          $  561,889
                                                                                  =========          ==========
Liabilities and Shareholders' Equity:
Current liabilities:
   Accounts payable...........................................................    $  22,034          $   32,800
   Current portion of long-term debt and capital
        lease obligations.....................................................       13,209              17,634
   Current portion of acquisition line of credit..............................        9,300                   -
   Short-term borrowings......................................................        6,758                   -
   Bank overdrafts............................................................       13,905              19,216
   Accrued expenses and other.................................................       26,539              25,320
                                                                                  ---------          ----------
             Total current liabilities........................................       91,745              94,970
                                                                                  ---------          ----------
Long-term liabilities:
   Long-term debt, net of current portion.....................................       89,021              97,205
   Acquisition line of credit, net of current portion.........................       52,700              62,000
   10.25% Subordinated notes payable..........................................      150,000             166,980
   Capital lease obligations, net of current portion..........................        2,787               4,272
   Other liabilities..........................................................       30,241              35,663
                                                                                  ---------          ----------
             Total long-term liabilities......................................      324,749             366,120
                                                                                  ---------          ----------
               Total liabilities..............................................      416,494             461,090
                                                                                  ---------          ----------
Shareholders' equity:
   Common stock...............................................................          395                 394
   Capital in excess of par value.............................................      154,827             153,280
   Accumulated deficit........................................................      (27,691)            (45,884)
   Treasury stock.............................................................         (213)                  -
   Notes receivable - officers................................................       (7,547)             (6,991)
                                                                                  ---------           ---------
             Total shareholders' equity.......................................      119,771             100,799
                                                                                  ---------          ----------
               Total liabilities and shareholders' equity.....................    $ 536,265          $  561,889
                                                                                  =========          ==========

See accompanying notes to condensed consolidated financial statements.
================================================================================

                    AFC Enterprises, Inc. and subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                    40 Weeks Ended
                                                                             10/1/00           10/3/99
----------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
   Net income...........................................................    $ 18,193         $  7,378
                                                                            --------         --------
   Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization...................................      31,854           33,935
        Deferred tax expense............................................       7,866            2,308
        Compensation expense from stock options.........................       1,121              863
        Other...........................................................       3,126            6,861
        Decrease (increase) in operating assets.........................          29           (2,919)
        Decrease in operating liabilities...............................     (15,295)         (12,742)
                                                                            --------         --------
             Total adjustments..........................................      28,701           28,306
                                                                            --------         --------
   Net cash provided by operating activities............................      46,894           35,684
                                                                            --------         --------
Cash flows provided by (used in) investing activities:
   Proceeds from disposition of property and equipment..................       6,419            2,251
   Investment in property and equipment.................................     (32,385)         (37,249)
   Proceeds from sale of turnkey development............................       3,610            1,416
   Investments in turnkey development...................................      (2,370)          (2,131)
   Proceeds from sales of discontinued operations.......................         550            2,312
   Investment in Pinetree goodwill......................................           -             (102)
   Investment in SCC goodwill...........................................           -             (858)
   Notes receivable additions...........................................           -           (1,052)
   Payments received on notes...........................................         594            2,695
                                                                            --------         --------
   Net cash used in investing activities................................     (23,582)         (32,718)
                                                                            --------         --------
Cash flows provided by (used in) financing activities:
   Principal payments of long-term debt, net............................     (10,035)         (10,359)
   Net borrowings under short-term revolver.............................       6,758            5,612
   Principal payments for capital lease obligations.....................      (4,874)          (6,219)
   Increase (decrease) in bank overdrafts, net..........................      (5,311)           4,730
   Principal payments for subordinated notes............................     (16,980)               -
   Notes receivable - officers..........................................        (171)            (181)
   Notes and interest receivable - officers payments....................          26               44
   Notes receivable - officers interest additions.......................        (323)            (294)
   Issuance of common stock.............................................          52              177
   Treasury stock purchases.............................................        (213)               -
   Debt issuance costs..................................................         (57)             (43)
                                                                            --------         --------
   Net cash used in financing activities................................     (31,128)          (6,533)
                                                                            --------         --------

   Net decrease in cash and cash equivalents............................      (7,816)          (3,567)
   Cash and cash equivalents at beginning of the period.................      22,496           17,066
                                                                            --------         --------
   Cash and cash equivalents at end of the period.......................    $ 14,680         $ 13,499
                                                                            ========         ========
Supplemental Cash Flow Information:
     Cash interest paid.................................................    $ 21,757         $ 20,283
     Cash paid for income taxes.........................................       4,361              624
     Noncash investing and financing activities:
          Capital lease obligations incurred............................          12              100
          Notes receivable additions....................................       4,582            1,500
          Terminations of capital leases and future obligations.........       1,606                -

See accompanying notes to condensed consolidated financial statements.
===============================================================================

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

Nature of Operations and Basis of Presentation

     AFC is primarily a multi-concept quick-service restaurant company. The Company operates and franchises quick-service restaurants, bakeries and cafes under the primary trade names of Popeyes Chicken & Biscuits(R) ("Popeyes"), Church's Chicken(R) ("Church's"), Seattle's Best Coffee(R) ("SBC"), Torrefazione Italia(R) ("TI") and Cinnabon(R) ("Cinnabon"). The Company also operates a wholesale coffee business. During the second quarter the Company sold its manufacturing division ("Ultrafryer") that produces proprietary gas fryers and other custom-fabricated restaurant equipment for sale to distributors, franchisees and other food service operators (See Note 4).

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and
Article 10 of regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included. The accompanying condensed consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. Certain items in the financial statements of the previous year have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on reported results of operations.

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

================================================================================

2. Segment and Geographic Information

     The Company operates exclusively in the food service and beverage industry. Substantially all revenues result from the sale of menu products at restaurants, bakeries and cafes operated by the Company, franchise royalty and fee income earned from franchised restaurant, bakery and cafe operations and wholesale revenues from the sale of coffee products. The Company's reportable segments are based on specific products and services within the food service and beverage industry. In 2000, the Company began aggregating its domestic and international operations in its reportable segments and, as such, restated the corresponding items of segment information for 1999. The Company combines Popeyes' and Church's operations to form its chicken segment. The Company's coffee segment consists of SCC's operations, which includes its wholesale operations. The Company's bakery segment includes Cinnabon's operations.

     The "corporate" component of operating income includes revenues from (1) interest income from notes receivable and rental revenue from leasing and sub-leasing agreements with franchisees and third parties, less (2) corporate general and administrative expenses.

     Previously, the Company's manufacturing division, Ultrafryer, was included in an "other" segment; however, with the sale of Ultrafryer in the second quarter of 2000 (See Note 4), the "other" segment and the associated inter-segment revenues have been eliminated. Ultrafryer's operations have been classified as discontinued operations in the accompanying financial statements.

     Operating income primarily represents each segment's earnings before income taxes, depreciation, amortization, gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.

     Revenues:
                            12 Weeks Ended        40 Weeks Ended
                          10/01/00   10/03/99   10/01/00   10/03/99
                         ---------  ---------  ---------  ---------
                                        (in thousands)

     Chicken...........  $ 122,299  $ 124,535  $ 415,767  $ 413,446
     Coffee............     19,883     18,329     63,121     56,129
     Bakery............     18,129     16,769     57,221     55,471
     Corporate.........      2,644      1,933      8,049      6,231
                         ---------  ---------  ---------  ---------
       Total Revenues..  $ 162,955  $ 161,566  $ 544,158  $ 531,277
                         =========  =========  =========  =========

================================================================================

     Operating Income:

                                      12 Weeks Ended          40 Weeks Ended
                                   10/01/00    10/03/99    10/01/00    10/03/99
                                  ---------   ---------   ---------   ---------
                                                  (in thousands)

     Chicken..................... $  27,794   $  26,509   $  94,231   $  84,916
     Coffee......................       (89)      2,365       4,351       6,052
     Bakery......................     2,250       1,694       5,057       4,267
     Corporate...................       439      (2,986)    (12,553)    (17,356)
                                  ---------   ---------   ---------   ---------
       Total Operating Income....    30,394      27,582      91,086      77,879

     Adjustments to reconcile to
       income from operations:
     Depreciation and
        amortization.............    (9,663)     (8,346)    (31,770)    (33,473)
     Compensation expense
       related to stock options..      (253)       (273)     (1,121)       (863)
     Gain/(loss) on fixed asset
       and other write-offs......       (53)       (229)       (307)       (709)
                                  ---------   ---------   ---------   ---------
       Income from operations.... $  20,425   $  18,734   $  57,888   $  42,834
                                  =========   =========   =========   =========

     There were no material changes to the Company's total assets by reportable segment as of October 1, 2000 from the amounts disclosed in the Company's consolidated financial statements for the fiscal year ended December 26, 1999.

3.  Basic and Diluted Earnings Per Share

     The following represents a reconciliation of the Company's basic and diluted earnings per share as required by the Financial Accounting Standards Board Statement No. 128 "Earnings per Share" (in thousands):

                                     12 Weeks Ended         40 Weeks Ended
                                  10/01/00    10/03/99    10/01/00    10/03/99
                                  --------    --------    --------    --------
Net income (loss) from:
  continuing operations....       $  7,354    $  5,977    $ 18,245    $  9,210
  discontinued operations..             (4)     (2,186)        (52)     (1,832)
                                  --------    --------    --------    --------
Net income.................       $  7,350    $  3,791    $ 18,193    $  7,378
                                  ========    ========    ========    ========

================================================================================

                                          12 Weeks Ended      40 Weeks Ended
                                        10/01/00  10/03/99  10/01/00  10/03/99
                                        --------  --------  --------  --------
Denominator for basic earnings
  per share - weighted
  average shares......................    39,507    39,388    39,477    39,318
Effect of dilutive securities -
  employee stock options..............     3,199     3,412     3,239     3,498
                                        --------  --------  --------  --------
Denominator for diluted earnings per
  share - weighted average shares
  adjusted for dilutive securities....    42,706    42,800    42,716    42,816
                                        ========  ========  ========  ========

4.  Divestiture

     Ultrafryer

     On May 11, 2000, AFC's Board of Directors approved the sale of Ultrafryer, the Company's restaurant equipment manufacturing division, to an investor group led by Ultrafryer's chief operating officer. The sale closed on June 1, 2000. The Company received $550,000 in cash and $4.6 million in notes receivable from the Buyer. The Company's estimated $0.4 million before tax gain on the sale has been deferred for financial reporting purposes and included in other liabilities on the balance sheet. The estimated income tax expense to be applied to the gain on the sale is $0.2 million.

     The results of Ultrafryer have been classified as discontinued operations in the accompanying financial statements. The following amounts relate to Ultrafryer's operations for the respective periods:

                                      12 Weeks Ended          40 Weeks Ended
                                  10/01/00   10/03/99    10/01/00    10/03/99
                                  --------   ---------   ---------   ---------
                                                (in thousands)

Total revenues..................  $     (6)  $   2,380   $   3,372   $   6,798
                                  ========   =========   =========   =========

Income (loss) from operations
 before income taxes............        (7)        170         (91)        560
Income tax (expense) benefit....         3         (77)         39        (253)
                                  --------   ---------   ---------   ---------
Income (loss) from operations,
 net of income taxes............  $     (4)  $      93   $     (52)  $     307
                                  ========   =========   =========   =========

================================================================================

5.  Assets Under Contractual Agreement

     In the second quarter, AFC transferred certain long-lived assets to a company owned by a former AFC employee in exchange for shares of preferred stock of that company. Concurrent with the transfer of assets, which consisted of restaurant equipment for twelve Popeyes restaurants, the company became a Popeyes franchisee. In compliance with certain accounting rules, AFC cannot remove these assets from its books and records, and as such, AFC has classified these assets under the category "Assets Under Contractual Agreement" in the accompanying balance sheet. Consequently, AFC did not record an investment for the shares of preferred stock received in the transaction. At October 1, 2000, these assets included the following (in thousands):

   Equipment, net...................................   $2,234
   Goodwill allocable to assets, net................    5,498
                                                       ------
   Total............................................   $7,732
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

Results of Operations

     The following table presents selected revenues and expenses as a percentage of total revenues for the Company's Consolidated Statements of Operations for the twelve- week and forty-week periods ended October 1, 2000 and October 3, 1999.

                                            12 Weeks Ended  40 Weeks Ended
                                            --------------  --------------
                                            Oct. 1, Oct. 3, Oct. 1, Oct. 3,
                                             2000    1999    2000    1999
                                            ------  ------  ------  ------
Revenues:
    Restaurant sales......................   77.4%   79.5%   78.7%   80.7%
    Franchise revenues....................   13.2    11.9    12.4    11.1
    Wholesale revenues....................    7.8     7.3     7.4     6.9
    Other revenues........................    1.6     1.3     1.5     1.3
        Total revenues....................  100.0%  100.0%  100.0%  100.0%

Costs and expenses:
    Restaurant cost of sales (1)..........   27.7%   29.3%   28.8%   30.1%
    Restaurant operating expenses (1).....   53.4    52.5    52.0    51.4
    Wholesale cost of sales (2)...........   50.1    47.2    49.2    49.1
    Wholesale operating costs (2).........   28.7    25.3    28.6    24.9
    General and administrative............   12.4    12.8    14.1    14.6
    Depreciation and amortization.........    5.9     5.2     5.8     6.3
        Total costs and expenses..........   87.5    88.4    89.4    91.9

Income from operations....................   12.5    11.6    10.6     8.1
Interest expense, net.....................    4.7     4.8     4.8     4.9
Net income from continuing operations
  before taxes............................    7.8     6.8     5.8     3.2
Income tax expense........................   (3.4)   (3.1)   (2.5)   (1.4)
Net income from continuing operations.....    4.4     3.7     3.3     1.8
Loss on discontinued operations, net (3)..      -    (1.4)      -    (0.3)
Net income................................    4.4%    2.3%    3.3%    1.5%

(1) Expressed as a percentage of restaurant sales by Company-operated restaurants, bakeries and cafes.
(2) Expressed as a percentage of wholesale revenues.
(3) Represents both Ultrafryer (2000 and 1999) and Chesapeake (1999).

Selected Financial Data

     The following table sets forth certain financial information and other restaurant, bakery and cafe data relating to Company-operated and franchised restaurants, bakeries and cafes (as reported to the Company by franchisees) for the twelve week and forty week periods ended October 1, 2000 and October 3, 1999:

                                                         12 Weeks Ended                             40 Weeks Ended
                                               ------------------------------------      -------------------------------------
                                                 Oct. 1,      Oct. 3,     % change         Oct. 1,      Oct. 3,      % change
                                                  2000         1999         99-00           2000          1999        99-00
                                               ----------   ----------   ----------      ----------    ----------   ----------
                                                                         (dollars in millions)
EBITDA, as defined (1).......................  $     30.4   $     27.6         10.2%     $     91.1    $     77.9         17.0%

EBITDA margin................................        18.7%        17.1%         1.6pts.        16.7%         14.7%         2.0pts.

Capital Expenditures.........................  $     12.6   $     15.2        (17.1)%    $     32.8    $     37.4        (12.3)%

Restaurant, bakery and cafe data (unaudited):

System-wide sales:
  Popeyes....................................  $    289.9   $    255.5         13.5%     $    931.2    $    817.4         13.9%
  Church's...................................       201.2        188.5          6.7           663.6         621.2          6.8
  Cinnabon...................................        42.5         35.6         19.4           128.1         111.0         15.4
  Seattle Coffee Retail......................        12.1          8.0         51.5            34.3          23.0         48.8
  Seattle Coffee Wholesale...................        12.8         11.7          8.7            40.5          36.5         11.0
                                               ----------   ----------                   ----------    ----------
   Total.....................................  $    558.5   $    499.3         11.8%     $  1,797.7    $   1609.1         11.7%
                                               ==========   ==========                   ==========    ==========

System-wide unit openings:
  Popeyes....................................          28           33        (15.2)%            93            98         (5.1)%
  Church's...................................          19           26        (27.0)             76           101        (24.8)
  Cinnabon...................................          16           10         60.0              42            29         44.8
  Seattle Coffee.............................          12           11          9.1              31            20         55.0
                                               ----------   ----------                   ----------    ----------
   Total.....................................          75           80         (6.3)%           242           248         (2.4)%
                                               ==========   ==========                   ==========    ==========

System-wide units open, end of period:
  Popeyes......................................                                               1,464         1,358          7.8%
  Church's.....................................                                               1,534         1,477          3.9
  Cinnabon.....................................                                                 421           394          6.9
  Seattle Coffee...............................                                                 125            90         38.9
                                                                                         ----------    ----------
   Total.......................................                                               3,544         3,319          6.8%
                                                                                         ==========    ==========

System-wide percentage change in
 comparable unit sales:
  Popeyes domestic.............................       3.1%         3.5%                         3.7%          5.5%
  Church's domestic............................       0.7          0.3                          0.8           1.0
  Cinnabon domestic............................       7.7          1.9                          3.5           3.1
  Seattle Coffee domestic......................      (0.4)         4.1                          0.0           3.1
  Popeyes international........................       2.2         (2.7)                         2.2          (4.1)
  Church's international.......................      (0.8)        (5.0)                        (1.7)         (1.8)
  Cinnabon international.......................       9.0          7.2                          5.6           n/a

(1) EBITDA is defined as income from operations plus depreciation and amortization; adjusted for items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.

For the Twelve Weeks Ended October 1, 2000 and October 3, 1999

Certain items relating to prior periods have been reclassified to conform with current presentation.

Sales

     System-wide Sales. System-wide sales include sales from all restaurants, bakeries and cafes, whether operated by us or our franchisees, and coffee wholesale operations. Our system-wide sales increase of $59.2 million in the third quarter of 2000 was primarily due to new unit growth within our chicken, bakery and cafe brands, positive comparable sales growth in our domestic markets and coffee wholesale revenue growth. The overall increase was reduced by net comparable sales decreases in our Church's international markets, mainly Taiwan and Canada, resulting in lower sales volumes in the third quarter 2000 compared to the same period in 1999. At the end of the quarter ended October 1, 2000, we had 3,544 system-wide units versus 3,319 system-wide units in the prior year quarter ended October 3, 1999.

     Restaurant Sales. Restaurant sales include sales from our Company-operated restaurants, bakeries and cafes. The chicken segment includes both our Popeyes and Church's brands. The bakery segment includes our Cinnabon brand, and the coffee segment is comprised of our SBC and TI operations.

Chicken

     Third quarter 2000 sales at our Company-operated chicken restaurants of $103.0 million decreased $3.7 million over the same period in 1999. The decrease in revenue was due to a reduction of 34 Company-operated units compared to the prior year and a comparable sales decrease of 0.7% within our Church's brand. The reduction in units resulted from sales and transfers of restaurants to franchisees and is tied to our strategy of selling selected Company-operated restaurants to existing and new franchisees coupled with an agreement to develop additional restaurants. The decrease was minimized by a comparable sales increase of 1.2% within our Popeye's brand.

Bakery

     Sales at our Company-operated Cinnabon bakeries increased $0.9 million in the third quarter of 2000 compared to the same period in 1999. The increase in sales was due to an 8.3% increase in comparable sales for the quarter.

Coffee

Sales at our Company-operated cafes increased $0.2 million in the third quarter 2000 over the same period in 1999. Our quarterly sales growth was mainly due to new unit growth offset by a 1.0% comparable sales decrease in the third quarter.

     Franchise Revenues. Franchise revenues include royalties and franchise and development fees received from restaurants, bakeries and cafes operated by our franchisees. Royalties are based on a percent of sales, while franchise and development fees represent initial fixed fees depending on the type of franchise and location. Franchise and development fees are recorded as revenue when the respective franchised restaurant, bakery or cafe opens or the development agreement is terminated due to a franchisee default. Other types of franchise fees include transfer fees and extension fees. The company collects a transfer fee when a franchised unit is transferred from one franchisee to another franchisee. The transfer fees are recorded as revenue upon the effective date of the transfer. Extension fees represent fees a franchisee pays the Company in extending its franchise agreement with the Company and is recognized as revenue upon the effective date of the extension.

Chicken

     Royalty revenue for the third quarter 2000 from our franchised chicken restaurants of $17.3 million increased $1.8 million over the same period in 1999. The growth in royalty revenue was driven by comparable sales and new unit growth. At October 1, 2000, we had 2,356 domestic and international franchised chicken restaurants open compared to 2,159 restaurants open at October 3, 1999. Franchise fee revenue decreased by $0.5 million in the third quarter 2000 primarily due to less unit openings compared to the third quarter of 1999. The decrease due to fewer unit openings was in part offset by transfer and extension franchise fees collected in the third quarter.

Bakery

     Royalty revenue from our franchised Cinnabon bakeries increased by $0.3 million for the third quarter 2000 compared to the same period in 1999. This increase was primarily due to comparable sales and new unit growth. At October 1, 2000, we had 228 domestic and international franchised bakeries open versus 201 bakeries open at October 3, 1999. Franchise fee revenue for the quarter increased $0.1 million versus the comparable period in prior year. The increase resulted from international bakery openings in 2000 exceeding bakery openings in 1999.

Coffee

     Royalty revenue from our franchised Seattle Coffee cafes increased by $0.2 million for the third quarter compared to the same period in prior year. This increase was primarily due to new unit and comparable sales growth. At October 1, 2000, we had 53 domestic and international franchised cafes open versus 17 cafes open at October 3, 1999. Franchise fee revenue for the quarter increased $0.2 million over prior year. The increase resulted from franchised cafe openings in 2000 exceeding franchised cafe openings in 1999.

     Wholesale Revenues. Our wholesale revenues come from sales of premium specialty coffee to food service retailers and supermarkets. In the third quarter 2000, wholesale revenues increased by $1.0 million over the same period in 1999 mainly due to an increase in the number of wholesale accounts.

Operating Profit

     Company-operated Restaurant Operating Profit. Company-operated restaurant operating profit is the revenue from Company-operated restaurant, bakery and cafe sales less the related operating costs of those restaurants, bakeries and cafes.

Chicken

     Our Company-operated restaurant operating profit in the third quarter equaled the same amount as in the corresponding period in 1999. Despite the reduction in units in 2000 resulting from sales and transfers of restaurants to franchisees, our chicken segment completely offset decreases in operating profit related to sales and transfers in 2000 by controlling restaurant operating costs and capitalizing on slightly lower average poultry prices.

     Operating profit from Company-operated chicken restaurants as a percent of restaurant sales was 19.4% and 18.7% in the twelve weeks ended October 1, 2000 and October 3, 1999, respectively.

Bakery

     Operating profit at our Company-operated Cinnabon bakeries increased by $0.2 million in the third quarter as compared to the same period in 1999. The increase was primarily due comparable sales growth.

     Operating profit from Company-operated Cinnabon bakeries as a percent of bakery sales was 17.8% and 17.6% in the twelve weeks ended October 1, 2000 and October 3, 1999, respectively.

Coffee

     Operating profit at our Company-operated Seattle Coffee cafes grew by $0.1 million in the third quarter 2000 as compared to the same period in 1999. The increase was primarily due to new unit growth.

     Operating profit from Company-operated Seattle Coffee cafes as a percent of cafe sales was 13.5% and 11.9% in the twelve weeks ended October 1, 2000 and October 3, 1999, respectively.

     Wholesale Coffee Operating Profit. Wholesale coffee operating profit is the difference between coffee sales to wholesale accounts and the related operating costs of our wholesale operations, which includes the cost of coffee beans and the direct overhead used to roast, blend and distribute specialty coffee blends. offee

     Wholesale coffee operating profit of $2.7 million in the third quarter of 2000 decreased by $0.5 million versus the comparable period in 1999. The decrease was primarily due to higher distribution costs in 2000 versus 1999.

     Wholesale coffee operating profit as a percent of wholesale sales was 21.2% and 27.4% in the twelve weeks ended October 1, 2000 and October 3, 1999, respectively.

Expenses

     General and Administrative Expenses. General and administrative expenses of $20.3 million for the third quarter decreased by $0.5 million versus the same period in 1999. The decrease was primarily due to a $3.1 million reduction in corporate expenses resulting mainly from the reversal of an environmental reserve, which was replaced with a third party environmental insurance policy providing the same coverage. The decrease in the environmental reserve was in part offset by a one-time, non-recurring $2.4 million increase in Seattle Coffee's general and administrative expenses due to 1) severance, relocation and recruiting expenses and 2) SBC concept development related expenses.

     Depreciation and Amortization. Depreciation and amortization increased by $1.3 million in the third quarter compared to the same period the prior year. The increase in expense was primarily due to depreciation expense from capital expenditure additions of $32.8 million made throughout 2000 .

     Income from Operations. Income from operations increased $1.7 million or 9.0% in the third quarter as compared to the same period in 1999. The growth in income from operations was due to new unit growth, wholesale and franchise revenue increases, positive comparable sales and lower general and administrative expenses. The increase was partially offset by lower restaurant sales and increased depreciation expense.

     Net Interest Expense. Interest expense for the third quarter of $7.6 million was $0.2 million less than the comparable period in prior year. The decrease in expense was primarily attributable to less capital lease obligations due to amortization and lower interest on the Subordinated Notes due to the repurchase of $25.0 million face value of Notes made between late 1999 and early 2000.

For the Forty Weeks Ended October 1, 2000 and October 3, 1999

Certain items relating to prior periods have been reclassified to conform with current presentation.

Sales

     System-wide Sales. Our system-wide sales increase of $188.7 million in the forty week period ended October 1, 2000 was primarily due to new unit growth within our chicken, bakery and cafe brands, positive comparable sales growth in our domestic markets and certain international franchised markets and coffee wholesale revenue growth. The overall increase was partially offset by a comparable sales decrease in our Church's international markets, specifically Taiwan and Canada. At the end of October 1, 2000, we had 3,544 system-wide units versus 3,319 system-wide units at the end of October 3, 1999.

Restaurant Sales

Chicken

     For the 40-weeks ended October 1, 2000, sales at our Company-operated chicken restaurants of $354.6 million decreased $3.8 million over the same period in 1999 due primarily to fewer Company-operated restaurants in the period. Additionally, Church's comparable sales decreased 0.4%, while Popeyes posted an increase in comparable sales of 0.7%. Thirty-one Church's and Popeyes Company-operated restaurants were either sold or transferred to franchisees during this period.

Bakery

     Sales at our Company-operated Cinnabon bakeries increased $0.4 million in 2000 compared to the same period in 1999. The increase was primarily due to a 4.1% increase in comparable sales for the forty-week period ended October 1, 2000.

Coffee

     Sales at our Company-operated cafes increased $1.9 million in 2000 over the same period in 1999 mainly due to new unit growth.

Franchise Revenues

Chicken

     Royalty revenue in 2000 from our franchised chicken restaurants of $55.8 million increased $6.4 million over the same period in 1999. The growth in royalty revenue was due to comparable sales and new unit growth. At October 1, 2000, we had 2,356 domestic and international franchised chicken restaurants open compared to 2,159 restaurants open at October 3, 1999. Franchise fee revenue decreased by $0.3 million in 2000 primarily due to less unit openings compared to 1999. The decrease due to fewer unit openings was partially offset by transfer and extension franchise fees collected in the third quarter.

Bakery

     Royalty revenue from our franchised Cinnabon bakeries increased by $0.8 million for the forty weeks ended October 1, 2000 compared to the same period in 1999. This increase was primarily due to comparable sales increases and new unit growth. At October 1, 2000, we had 228 domestic and international franchised bakeries open versus 201 bakeries open at October 3, 1999. Franchise fee revenue for the period increased $0.5 million versus the comparable period in the prior year due to increased bakery openings over prior year.

Coffee

     Royalty revenue from our franchised coffee cafes increased by $0.6 million for the 40-weeks ended October 1, 2000 compared to the same period in the prior year due primarily to new unit and comparable sales growth. At October 1, 2000, we had 53 franchised cafes open versus 17 cafes open at October 3, 1999. During the same period, franchise fee revenue increased $0.5 million versus the prior year due to increased cafe openings.

     Wholesale Revenues. In the 40-week period ended October 1, 2000, wholesale revenues increased by $4.0 million over the same period in 1999 due to an increase in the number of wholesale accounts.

Operating Profit

Chicken

     Our Company-operated restaurant operating profit increased $2.3 million or 3.3% in the 40-week period ended October 1, 2000 over the same period in 1999 due primarily to a 2.8% reduction in poultry prices.

     Operating profit from Company-operated chicken restaurants as a percent of restaurant sales was 20.1% and 19.3% in the forty weeks ended October 1, 2000 and October 3, 1999, respectively.

Bakery

     Operating profit at our Company-operated Cinnabon bakeries grew by $0.3 million or 3.7% in the 40-weeks ended October 1, 2000 as compared to the same period in 1999 due primarily to comparable sales growth.

     Operating profit from Company-operated Cinnabon bakeries as a percent of bakery sales was 15.6% and 15.2% in the forty weeks ended October 1, 2000 and October 3, 1999, respectively.

Coffee

     Operating profit at our Company-operated Seattle Coffee cafes grew by $0.3 million or 14.6% in the 40-weeks ended October 1, 2000 as compared to the same period in 1999 due primarily to new unit growth.

     Operating profit from Company-operated Seattle Coffee cafes as a percent of cafe sales was 12.4% and 11.9% in the forty weeks ended October 1, 2000 and October 3, 1999, respectively.

Wholesale Coffee Operating Profit

Coffee

     Wholesale coffee operating profit of $9.0 million for the 40-weeks ended October 1, 2000 decreased by $0.5 million versus the comparable period in 1999. The decrease was primarily due to higher distribution costs in 2000 versus 1999.

     Wholesale coffee operating profit as a percent of wholesale sales was 22.2% and 26.0% in the forty weeks ended October 1, 2000 and October 3, 1999, respectively.

Expenses

     General and Administrative Expenses. General and administrative expenses of $76.5 million for the 40-weeks ended October 1, 2000 decreased by $1.1 million versus the same period in 1999 due to decreases in our chicken segment and corporate general and administrative expenses. The decrease in our chicken segment's expenses was due to sales and transfers of Company-operated units to franchised units, which tend to be higher in supporting Company operations versus franchised operations. The decrease in corporate expenses was due to the reversal of an environmental reserve, which was replaced by a third party environmental insurance policy providing the same coverage. The overall decrease in our chicken segment and corporate expenses was partially offset by increases in general and administrative expenses at Cinnabon and Seattle Coffee due to operational growth and one-time, non-recurring personnel and concept development expenses incurred at Seattle Coffee.

     Depreciation and Amortization. Depreciation and amortization decreased by $1.7 million in the 40-week period ended October 1, 2000 compared to the same period in the prior year due to the re-estimation of useful lives of certain buildings, equipment and leasehold improvements in 1999, which resulted in a $3.0 million decrease in depreciation expense partially offset by higher depreciation expense from capital additions of $32.8 million.

     Income from Operations. Income from operations increased $15.1 million or 35.1% in the 40-week period ended October 1, 2000 as compared to the same period in 1999. The growth in income from operations was due to new unit growth, wholesale and franchise revenue increases, positive comparable sales, and lower depreciation expense. The increase was in part reduced by a decrease in restaurant sales.

     Net Interest Expense. Interest expense for the 40-week period ended October 1, 2000 of $26.0 million equaled the amount in the comparable period in the prior year. A $0.4 million decrease in capital lease obligations interest expense due to amortization was offset by a $0.4 million increase in debt cost amortization due to the write-off of debt issuance costs in connection with repurchases of $17.0 million of our Senior Subordinated Notes.

Liquidity and Capital Resources

Cash for Operations

     We finance our business activities primarily with funds generated from operating activities and a revolving line of credit.

Net cash provided by operating activities for the forty weeks ended October 1, 2000 and October 3, 1999 was $46.9 million, and $35.7 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of October 1, 2000 was $0.8 million, compared to $3.3 million at December 26, 1999.

     Additionally, we meet our short-term needs using our revolving line of credit. Typically, we maintain a low current ratio, .55 at October 1, 2000 versus .66 at December 26, 1999.

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

Capital Expenditures

     During the 40-week period ended October 1, 2000, we invested $32.8 million in various capital projects including $7.4 million in new restaurant, bakery and cafe locations; $10.5 million in our re-imaging and renovation program; $1.6 million in our Seattle Coffee wholesale operations; $2.7 million in new management information systems; $9.2 million in other capital assets to update, replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $1.4 million to complete other corporate projects. Essentially all capital expenditures were financed through cash flows provided from normal operating activities, internal funds and proceeds from the sale of our Company-operated restaurants.

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

     Interest Rates. Our net exposure to interest rate risk relates to our Senior Subordinated Notes and borrowings under our 1997 Credit Facility. Our Senior Subordinated Notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under our Senior Subordinated Notes as of October 1, 2000 was $150.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of October 1, 2000, the fair value of our Senior Subordinated Notes equaled the carrying amount. Our 1997 Credit Facility borrowings bear interest at rates that are benchmarked to U.S. and European short-term floating-rate interest rates. The balances outstanding under our 1997 Credit Facility as of October 1, 2000 totaled $173.0 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 1997 Credit Facility would be approximately $1.7 million. This assumes no change in the amount or composition of the debt at October 1, 2000.

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

Year 2000

     As described in detail in our 1999 Form 10-K, we adopted a Year 2000 plan to prepare our IT systems and non-IT systems for the Year 2000 issue. As of November 13, 2000, we have not experienced any significant Year 2000 failures either internally or from our vendors and suppliers or franchise community. There can be no certainty that failures or problems related to Year 2000 might not develop in the future, but we do not believe any such failures or problems are reasonably likely to materially disrupt our business.

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

Seasonality

     We have historically experienced the strongest operating results at Popeyes and Church's restaurants during the summer months while operating results have been somewhat lower during the winter season. Cinnabon bakeries and Seattle Coffee cafes have traditionally experienced the strongest operating results during the Christmas holiday shopping season between Thanksgiving and Christmas. Certain holidays and inclement weather reduce the volume of consumer traffic at quick-service restaurants and may impair the ability of certain restaurants, bakeries and cafes to conduct regular operations for short periods of time.

                           PART 2. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

                 On September 29, 2000, AFC held a special meeting of shareholders to vote on an Agreement and Plan of Merger, pursuant to which AFC would become a wholly owned subsidiary of a Delaware parent corporation. At the special meeting, the following votes were cast on the sole issue of approving the Agreement and Plan of Merger:

                     35,508,675       For Approval
                      1,606,842       Against Approval
                         15,000       Abstained
                      2,578,228       Withheld Vote

                 While the requisite number of shareholders voted in favor of the merger, because of the number of dissenting votes, the Board of Directors of AFC has determined that the proposed merger will be postponed indefinitely.

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

                                             AFC Enterprises, Inc.


Date: November 13, 2000                      By: /s/ Gerald J. Wilkins
                                                 ---------------------
                                                 Gerald J. Wilkins
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)