Form 10-K405
period 2000-12-31
AFC ENTERPRISES INC
filed 2001-03-30
CIK 1041379

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
   (Mark One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2000

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from  to

                       Commission File Number 000-32369

                               ----------------

                             AFC ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

             Minnesota                                58-2016606
    (State or other jurisdiction          (IRS Employer Identification No.)
 of incorporation or organization)

 Six Concourse Parkway, Suite 1700                    30328-5352
          Atlanta, Georgia                            (Zip Code)
  (Address of principal executive
              offices)

                                (770) 391-9500
               (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12 (b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                              Title of each class
                    Common stock, $0.01 par value per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes [X]   No [_]

   The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant as of March 16, 2001 is $228,736,291.

   As of March 16, 2001, there were 29,896,316 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               AFC ENTERPRISES, INC.

                                INDEX TO FORM 10-K

                                      PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    14
 Item 3.  Legal Proceedings..............................................    16
 Item 4.  Submission of Matters to a Vote of Security Holders............    16

                                      PART II

          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters........................................................    17
 Item 6.  Selected Consolidated Financial Data...........................    19
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    24
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....    47
 Item 8.  Consolidated Financial Statements and Supplementary Data.......    48
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    48

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant.............    49
 Item 11. Executive Compensation.........................................    52
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management.....................................................    58
 Item 13. Certain Relationships and Related Transactions.................    60

                                      PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K..............................................................    62

                                    Part I.

Item 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Statements regarding future events and developments and our future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the cost of our principal food products, labor shortages or increased labor costs, our ability to franchise new units, failure of our franchisees, expansion into new markets, changes in consumer preferences and demographic trends, the level of competition in the foodservice industry, fluctuations in our quarterly results, increased government regulation, loss of senior management, growth of our franchise system, supply and delivery shortages or interruptions, payment of bonuses pursuant to our Long Term Employee Success Plan, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property, market saturation due to new unit openings, liabilities for environmental contamination, and limitations as a result of our indebtedness.

   See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors that May Affect Results of Operations and Financial Condition" for a more complete discussion of these risks and uncertainties. You should not place undue reliance on any forward-looking statements, since those statements speak only as of the date they are made and our actual results could differ materially from those statements.

   Except as otherwise indicated, this Form 10-K reflects a two-for-three reverse stock split effected on February 7, 2001.

General

   We operate, develop and franchise quick service restaurants, bakeries and cafes, or QSRs, primarily under the trade names Popeyes(R) Chicken & Biscuits, Church's Chicken(TM), Cinnabon(R), Seattle's Best Coffee(R) and Torrefazione Italia(R). Popeyes and Church's together constitute the second-largest chicken QSR concept in the world, based on system-wide units and sales. Our Cinnabon brand is the world-wide leader in the QSR cinnamon roll bakery category. Seattle's Best Coffee is a leading alternative to the current market leader in the specialty coffee category, based upon its number of wholesale accounts and its expanding retail cafe presence. As of December 31, 2000, we operated and franchised 3,618 restaurants, bakeries and cafes in 46 states, the District of Columbia and 27 foreign countries. We also sell our premium specialty coffees through wholesale and retail distribution channels under our Seattle Coffee brands. Our system-wide sales in 2000 totaled approximately $2.4 billion. Our total restaurants, bakeries and cafes by brand as of December 31, 2000 were as follows:

                                        Domestic          International
                                   ------------------- -------------------
                                   Company-            Company-
                                   Operated Franchised Operated Franchised Total
                                   -------- ---------- -------- ---------- -----
Popeyes...........................   130      1,118       --       253     1,501
Church's..........................   468        749       --       317     1,534
Cinnabon..........................   187        202       --        62       451
Seattle Coffee....................    68         36        3        25       132
                                     ---      -----      ---       ---     -----
 Total............................   853      2,105        3       657     3,618
                                     ===      =====      ===       ===     =====

Brand Profiles

   Popeyes(R) Chicken & Biscuits. Founded in New Orleans, Louisiana in 1972, our Popeyes brand is the market leader in the Cajun segment of the QSR industry. Popeyes' leading position is driven by its signature Cajun fried chicken. As of December 31, 2000, Popeyes had 1,501 restaurants worldwide. In 2000, Popeyes was the second-largest chicken QSR concept in the world, measured by system-wide sales, which were approximately $1.2 billion. Popeyes' specialty menu consists of fresh, hand-battered, bone-in fried chicken available in two flavors, New Orleans Spicy and Louisiana Mild, and a wide assortment of award-winning signature Cajun cuisine side dishes, including red beans and rice, Cajun rice, Cajun fries and buttermilk biscuits. Popeyes is positioned as a premium fried chicken concept for customers who seek its full flavor and special blend of seasonings and spices. We are also known for our Popeyes' Louisiana Legends(TM) portion of the menu that consists of jambalaya, etouffee and chicken and seafood gumbo served over rice, which complements Popeyes' core menu items with a collection of one of a kind dishes steeped in Louisiana heritage. Popeyes' spicy fried chicken and other Cajun menu offerings have also proven to be popular internationally, particularly in Asia.

   We intend to evolve the Popeyes brand into a Cajun restaurant company that will enable us to shape and lead the growing Cajun food segment of the QSR industry. We intend to accomplish this by re-imaging all of our company-operated Popeyes restaurants to our New Orleans Heritage exterior and interior design over the next three years, and requiring all of our franchisees to re-image their restaurants similarly in accordance with their franchise agreements. Popeyes restaurants are generally constructed in traditional stand-alone and in-line locations, as well as in non-traditional formats such as airports, malls, food courts, military bases and travel centers.

   As of December 31, 2000, Popeyes restaurants were located in 41 states, the District of Columbia and 17 foreign countries. Our 130 company-operated Popeyes restaurants were located in Georgia, Illinois, Louisiana, North Carolina, South Carolina and Texas. Over 70% of our 1,118 domestic franchised Popeyes restaurants were located in California, Florida, Georgia, Illinois, Louisiana, Maryland, Mississippi, Texas and Virginia. Over 65% of our 253 international franchised Popeyes restaurants were located in Korea.

   In 1999, Popeyes began testing two new Cajun cuisine restaurant concepts. The first was Cajun Kitchen, a Popeyes Creation(TM), a quick, casual dining concept, and the second was Cajun Cafe by Popeyes(TM), a mall food court concept. We have an agreement with Lettuce Entertain You Enterprises under which it assisted us in developing our Cajun Kitchen concept and operates the Cajun Kitchen restaurant that is located in the Chicago area. We also operate a Cajun Cafe in New Orleans, Louisiana, and another in Atlanta, Georgia.

   Church's Chicken(TM). Founded in San Antonio, Texas in 1952, our Church's brand is one of the oldest QSR systems in the U.S. As of December 31, 2000, Church's had 1,534 restaurants worldwide, making it the second largest chicken QSR concept in the world, measured by number of units. System-wide sales for 2000 were $878.8 million. Church's restaurants focus on serving traditional Southern fried chicken in a simple, no-frills restaurant setting. Church's menu items also include other Southern specialties, including fried okra, coleslaw, mashed potatoes and gravy, corn on the cob, jalapeno peppers and honey butter biscuits. Church's is positioned as the New Value Leader in the chicken QSR category, providing simple meals with large portions at low prices for price conscious consumers. We plan to re-image all of our company-operated Church's restaurants to more contemporary designs over the next three years, and to require all of our franchisees to re-image their restaurants similarly in accordance with their franchise agreements. Church's restaurants are traditionally found in urban areas where they attempt to establish a reputation as a neighborhood restaurant. With its small footprint and a simple operating system, Church's has successfully expanded into non-traditional formats such as convenience stores, and plans to continue to open additional units in convenience stores. Church's has been popular internationally, particularly in Asia and Puerto Rico, operating under the Church's and Texas Chicken(R) brand names.

   As of December 31, 2000, Church's restaurants were located in 29 states and ten foreign countries. Our 468 company-operated Church's restaurants were concentrated primarily in Alabama, Arizona, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. Over 65% of our 749 domestic franchised Church's restaurants were located in California, Florida, Georgia, Illinois, Louisiana, Michigan, New York and Texas. Over 95% of our 317 international franchised Church's restaurants were located in Canada, Indonesia, Mexico, the Philippines, Puerto Rico and Taiwan.

   Cinnabon(R). Founded in Seattle, Washington in 1985, our Cinnabon brand is the leading cinnamon roll bakery QSR concept in the world. As of December 31, 2000, Cinnabon had 451 bakeries worldwide. System-wide sales for 2000 were $184.4 million. Cinnabon has built a reputation for serving fresh, aromatic, oven-hot cinnamon rolls made with Indonesian cinnamon and topped with a sweet, rich cream cheese-based frosting. The classic Cinnabon roll laid the foundation for Cinnabon's high standards and commitment to premium fresh products. Some of Cinnabon's new product offerings include the Caramel Pecanbon(R), Caramel Frosted Applebon(R) and CinnabonStix(TM). CinnabonStix is a portable product that complements Cinnabon's other products and is targeted to on-the-go consumers. Since its introduction in June 2000, CinnabonStix has driven significant increases in customer traffic and comparable sales at Cinnabon bakeries, with CinnabonStix accounting for approximately 8.5% of sales at the average unit since its introduction. In addition to baked goods, Cinnabon offers a variety of proprietary beverages, including the Mochalatta Chill(R), a mocha-flavored cold coffee beverage, and Seattle's Best Coffee, which is served in approximately 200 bakeries. We believe that the low ticket, impulse purchase nature of the business, as well as the small footprint and operationally simple business model, are attractive features of this brand. Our Cinnabon bakeries are located in high traffic venues such as shopping malls, airports, train stations and travel plazas. We plan to re-image all of our company-operated Cinnabon bakeries over the next three years to our new Heritage exterior and interior design, and will require all of our franchisees to similarly re-image their bakeries in accordance with their franchise agreements.

   As of December 31, 2000, Cinnabon bakeries were located in 40 states, the District of Columbia and 11 foreign countries. Our 187 company-operated Cinnabon bakeries were concentrated primarily in California, Florida, Illinois, Michigan, Ohio, Pennsylvania and Washington. Our 202 domestic franchised Cinnabon bakeries were concentrated primarily in Arizona, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, New York, North Carolina and Texas. Our 62 international franchised Cinnabon bakeries were located primarily in Canada, Japan, Mexico, the Philippines, Saudi Arabia, Thailand, the United Kingdom and Venezuela. As of December 31, 2000, our seven franchised Cinnabon bakeries in Japan, which had been open from one to 14 months, were generating average weekly sales of $55,248, as compared with average weekly sales of $9,674 at our franchised bakeries located in the U.S.

   Seattle Coffee. Seattle Coffee Company was created as a result of combining Seattle's Best Coffee, Inc. and Torrefazione Italia, Inc. in May 1994. As of December 31, 2000, we had 132 cafes in the Seattle Coffee system, 114 of which were Seattle's Best Coffee cafes and 18 of which were Torrefazione Italia cafes, and more than 6,700 wholesale accounts. As of December 31, 2000, our coffee cafes were located in 16 states and six foreign countries.

   We roast and blend our Seattle's Best and Torrefazione Italia specialty coffees in our 30,000 square foot automated roasting facility on Vashon Island, near Seattle, Washington. We believe that our roasting and packaging facility may be one of the most technologically advanced in the U.S., and has the capacity to roast approximately 13 million pounds of green coffee beans per year. We select our coffee beans from the highest quality Arabica beans, which come from the finest growing regions of the world. As of December 31, 2000, we operated 14 regional wholesale offices throughout the U.S. and one in Canada.

   Seattle's Best Coffee(R). Seattle's Best Coffee is one of the oldest brands in the domestic specialty coffee business. Seattle's Best Coffee was founded in 1970 and opened its first retail cafe in 1983 in Bellevue Square, a regional mall located in Seattle, Washington. Management adopted a strategy of using retail stores to support and build brand awareness in order to drive wholesale sales. This strategy generally has remained unchanged. Seattle's Best Coffee markets several coffee house blends under names such as Seattle's Best Blend(R), Post Alley Blend(R), Saturday's Blend(R), Portside Blend(R) and Henry's Blend(R). Each blend has a unique flavor, allowing Seattle's Best Coffee to appeal to a broad range of taste preferences.

   As of December 31, 2000, our 50 domestic company-operated Seattle's Best Coffee cafes were located primarily in California, Illinois, Oregon and Washington. Currently, Seattle's Best Coffee is also being sold in approximately 200 Cinnabon bakeries. Our 36 domestic franchised cafes were located primarily in California, Georgia, Oregon, Texas and Washington. Our 25 international franchised cafes were located primarily in Japan, the Philippines and Saudi Arabia. We had 14 franchised coffee cafes in Japan. Those which had been open at least 12 months were generating average weekly sales of $14,396, as compared with average weekly sales of $10,481 at our franchised cafes located in the U.S. Our Seattle's Best Coffee cafes are typically located in high traffic venues such as central business districts and shopping centers. More recently, we have begun to franchise our Seattle's Best Coffee cafes for operation in airports, which we believe will provide our Seattle Coffee brand with both wholesale and retail opportunities, and increase brand awareness due to the heavy customer traffic at these venues. In addition, we plan to re-image all of our company-operated Seattle's Best Coffee cafes over the next three years, and to require all of our franchisees to re-image their cafes similarly in accordance with their franchise agreements.

   Torrefazione Italia(R). Our Torrefazione Italia brand was founded in 1986, when Umberto Bizzarri brought his family's recipes for blending and roasting traditional coffees from Perugia, Italy to Seattle, Washington. These classic Italian coffees are known for their full bodied, highly aromatic and intense flavor. Our Torrefazione Italia brand takes its name from the Italian word torrefazione, which means "the place where coffee is roasted". Torrefazione Italia has adopted a strategy of capitalizing on its Italian heritage, and using its retail locations to support and build brand awareness in order to drive wholesale sales of its ultra-premium brand coffees. As part of this strategy, Torrefazione Italia cafes are designed to present consumers with an Italian coffee experience that we refer to as the Warmth of Italy(TM). Torrefazione Italia coffees are positioned at the upper end of the quality and price range, and are marketed to reflect the traditions and blending expertise of the Bizzarri family, with names like Venezia(TM), Milano(TM), Perugia(TM), and Napoli(TM). We emphasize the Italian experience by serving Torrefazione Italia coffees at their cafe locations using handpainted ceramic cups imported from Deruta, Italy. The Torrefazione Italia cafes are designed to accommodate those who are on-the-go as well as those who wish to relax and sip their coffee while listening to classical music. Our Torrefazione Italia retail cafes are located in metropolitan cities such as Boston, Chicago, Dallas, Portland, San Francisco, Seattle and Vancouver, and are located in venues such as urban, central business districts, office complexes and high-end malls. All of our Torrefazione Italia cafes will be re-imaged over the next three years to accommodate additional food products and to strengthen their Italian image.

Wholesale Coffee Operations

   We believe that consumers have a strong interest in purchasing whole bean specialty coffee for home consumption. According to the 1999 Gallup Survey on Coffee Consumption, nearly 36% of all coffee drinkers stated that they had purchased specialty whole bean coffee for home consumption within the past three months. According to the same survey, 61% of those consumers stated that they had purchased specialty whole bean coffee most frequently at a supermarket or grocery store.

   Our Seattle's Best and Torrefazione Italia wholesale coffee operations sell our coffee primarily to supermarkets and other foodservice retailers, including hotel chains, fine restaurants, specialty coffee retailers, espresso carts and theaters. Some of our major wholesale accounts include Books-A-Million, Eddie Bauer, Mrs. Fields Cookies, Hilton Hotels, Royal Caribbean Cruise Lines, Wall Street Deli, Dave and Busters, Aramark and Alaska Airlines. We believe that the increasing presence of our specialty coffees in retail cafes and key foodservice accounts throughout the country will help drive the long term growth of our coffee bean sales through supermarkets. Our Seattle's Best Coffee is also distributed to supermarkets throughout the Pacific Northwest and other parts of the country. This brand has achieved a high degree of penetration in the Pacific Northwest with settings in most major supermarkets, including QFC, Safeway and Ralph's. In addition, we successfully introduced Torrefazione Italia coffee into supermarkets in 1995, and this brand is now carried in several high-end chains and independent supermarkets in Oregon and Western Washington.

Strategy

   Our primary objective is to be the Franchisor of Choice -- the recognized leader in offering quality franchising opportunities to existing and potential franchisees. We also will continue to promote brand awareness of our existing portfolio of brands, increase market penetration of our existing brands domestically and internationally, primarily by franchising additional units, and we will acquire additional branded concepts. The following are the key elements of this strategy:

   Be the Franchisor of Choice(R). Currently, we offer franchisees investment opportunities in highly recognizable brands that are uniquely positioned in their categories, possess strong growth characteristics, and offer attractive returns on investment, together with exceptional franchisee support systems and services. We intend to be the recognized leader in offering these opportunities. We believe that, as a result of this strategy, franchisees will prefer to partner with us, rather than with other franchisors, making us the Franchisor of Choice.

   Growth Primarily Through Franchising. As the Franchisor of Choice, we plan to open new restaurants, bakeries and cafes predominantly through franchising. According to an Arthur Andersen study published in 1999, sales from total franchised operations in the U.S. are expected to have exceeded $1.0 trillion in 2000. We believe that our focus on franchising can provide us with higher profit margins and returns on investment, while significantly reducing the capital required by us to operate our brands. As of December 31, 2000, we had development commitments from existing and new franchisees to open 2,289 new restaurants, bakeries and cafes. Substantially all of our new units to be opened over the next several years will come from these commitments, as well as additional commitments that we expect to obtain in the future. We also plan to sell a significant number of our company-operated units over the next several years to new and existing franchisees who commit to develop additional units within a particular market or markets in order to fully penetrate their markets.

   Model Markets Program. For each of our brands, we will continue to own and operate units in one or more markets. Our objective is to concentrate on operating fewer units and in fewer markets overall, in order to focus our resources on establishing operational and marketing best practices for each of our brands, thereby creating model markets. The best practices established in each of these model markets will then be shared with the franchisees of each of our brands. Additionally, we will use these model markets to further improve and enhance each of our brands by continuing menu development, product innovation and testing of new operating systems, equipment, technologies, venues and facility designs. We believe that the benefits and results from our model markets program will further enhance our relationships with our franchisees by providing them with greater returns on their investment, while at the same time optimizing our own returns on investment from our company-operated units.

   Promote Our Uniquely Positioned Brands. We continually promote and refresh the image of our brands in order to increase consumer awareness and increase sales. We recently have begun to implement a new re-imaging program that is designed to update the image of our brands. This will reinforce the unique positioning of our brands and enhance the customer experience. We plan to have all of our restaurants, bakeries and cafes re-imaged by the end of 2003. Each of our franchisees is contractually required to similarly re-image its restaurants, bakeries, and cafes every seven years. The program involves implementing new logos, packaging, uniforms, menu boards, menu items and trade dress that we have recently developed in order to emphasize the image of each brand. At the same time, we will continue to develop and test new products in order to generate consumer interest, address changing consumer preferences and strengthen our brands' positions. For example, Church's will begin offering a permanent value menu, which is designed to strengthen Church's brand position of offering simple meals with large portions at low prices. Finally, we plan to accelerate our three-tiered marketing strategy, which consists of television and radio advertising, print advertisements and signage, and point-of-purchase materials.

   Expand Our Penetration in New Geographic Territories and Within Existing Markets, and Develop New Channels of Distribution. Currently, the domestic and international markets for our brands are substantially underpenetrated. We are increasing the number of our restaurants, bakeries and cafes in new and existing markets. In 2001, we plan to franchise and open 200 new Popeyes and Church's restaurants in the U.S. and 70 new restaurants internationally. We plan to franchise and open 45 new Cinnabon bakeries and 25 new Seattle Coffee cafes in the U.S., and 55 new bakeries and 30 new cafes internationally. In addition, we are expanding the number and type of non-traditional formats in which our Popeyes and Church's chicken restaurants are located, including convenience stores, mall food courts, airports and other transportation centers. We also are aggressively expanding the wholesale distribution of our Seattle Coffee brands to make them available wherever specialty coffee is sold, including in regional and national supermarkets, airports, upscale restaurants, hotels and resorts, cruise lines and corporate offices. Finally, we plan to serve Seattle's Best Coffee in a substantial number of our Cinnabon bakeries that do not already serve it, and to offer a selection of Cinnabon products in the bakery case at Seattle Coffee cafes as complementary crave foods and beverages. By offering each brand exclusively at the other's bakery or cafe, we believe we will be able to further penetrate existing markets, open new markets, increase the demand for both brands' products, and further differentiate each brand from their competitors.

   Expand Internationally. We plan to continue entering into franchise development agreements with qualified partners to develop restaurants, bakeries and cafes internationally. We believe that we have the opportunity to establish or further expand a leading market position in a number of countries, due to the appeal of our highly recognizable American brands, as well as a lack of significant competition for our brands in these markets. We also believe that international development is attractive to foreign investors due to strong per unit economics resulting largely from higher average unit volumes, lower food costs, lower labor costs and less QSR competition than we and our franchisees experience in the U.S. We believe that the demand for premium specialty coffees in international markets is particularly strong. In addition, a substantial number of countries around the world have established markets for quick service restaurants, bakeries and cafes and an expanding group of QSR consumers. Our international operations have increased from 346 franchised units in 18 foreign countries at the end of 1995, to 657 franchised units in 27 foreign countries at the end of 2000. Additionally, commitments to develop international franchised units have increased from 502 at the end of 1995 to 939 at the end of 2000.

   Acquire Additional Branded Concepts. We plan to use our knowledge, experience, franchisee relationships and support systems and services to acquire, develop and expand additional branded concepts. Our objective is to acquire brands that are highly recognizable and uniquely positioned in their markets, possess strong growth characteristics, are well-suited to franchising and offer attractive returns on investment.

Site Selection

   We employ a site identification and new unit development process that enables us to identify and obtain favorable sites for new domestic restaurants, bakeries and cafes, commencing with an overall market plan for each intended area of development, which we develop together with our franchisees. For our Popeyes and Church's brands, we emphasize free-standing pad sites and end-cap locations with ample parking and easy dinner-time access from high traffic roads. For our Cinnabon and Seattle Coffee brands, we emphasize high traffic venues such as malls, in-line shopping centers, transportation facilities, central business districts, airports and office buildings. International sites are often located in densely populated urban areas, and are generally built with a multi-floor layout because of the scarcity of real estate and the higher percentage of dine-in customers in international markets.

Franchise Development

   Our strategy includes the opening of substantially all of our new restaurants, bakeries and cafes through our franchise programs with new and existing franchisees. The following discussion describes the standard arrangements we enter into with our franchisees.

   Domestic Development Agreements. Our domestic franchise development agreements provide for the development of a specified number of restaurants, bakeries and cafes within a defined geographic territory in accordance with a schedule of unit opening dates. These development schedules generally cover three to five years and typically have benchmarks for the number of restaurants, bakeries and cafes to be opened and in operation at six-month and twelve-month intervals. Our Popeyes and Church's franchisees currently pay a development fee of $10,000 for the first unit to be developed and then a reduced fee ranging from $2,500 to $7,500 for each additional unit to be developed under the same development agreement, depending upon the type of venue. Our Cinnabon franchisees currently pay a development fee of $5,000 per unit. Our Seattle Best Coffee franchisees currently pay a development fee of $10,000 for the first unit and $5,000 for each additional unit to be developed under the same development agreement. These development fees typically are paid when the development agreement is executed and are non-refundable.

   International Development Agreements. We enter into franchise development agreements with qualified parties to develop restaurants, bakeries and cafes outside of the U.S. We may grant international development rights in one or more countries or in limited geographic areas within a particular country. Our international franchisees currently pay a franchise fee of up to $45,000 for each unit to be developed, generally depending upon the brand. The other terms of our international development agreements are, in most respects, similar to those included in our domestic development agreements. However, our international franchisees are also required to prepay up to $10,000 per unit in franchise fees at the time their franchise development agreement is signed. International development agreements also include additional provisions necessary to address the multinational nature of the transaction, including foreign currency exchange and taxation matters, as well as international dispute resolution provisions, and are modified as necessary to comply with applicable local laws relating to technology transfers, export/import matters and franchising.

   Franchise Agreements. Once we execute a development agreement and approve the related site, and the property is secured by our franchisee, we and our franchisee enter into a franchise agreement under which our franchisee has the right to operate the specific unit to be developed at the site. Our current franchise agreements provide for payment of the following franchise fees. Popeyes franchisees pay $20,000 per location. Church's franchisees pay $15,000 per location for free-standing units and $5,000 per location for units opened in convenience stores or travel plazas. Cinnabon franchisees pay $35,000 for the first unit, $25,000 per location for any second or third unit and $20,000 for any additional units developed under a single development agreement. Seattle Coffee franchisees pay $30,000 per location for the first cafe unit, $20,000 per location for additional cafe units developed under the same development agreement, $20,000 per location for the first kiosk unit and $15,000 for each additional kiosk unit developed under the same development agreement, and $5,000 for each mobile cart unit. In addition, our Popeyes and Church's franchise agreements generally require franchisees to pay a 5% royalty on net restaurant sales and a 3%, with respect to Popeyes, and 4%, with respect to Church's, national advertising fund contribution (reduced to a maximum of 1% if a local advertising co-operative is formed). Our Cinnabon franchise agreements generally require franchisees to pay a 5% royalty on net restaurant sales and a national advertising fund contribution of up to 3% of net sales. Our Seattle Coffee franchise agreements generally require franchisees to pay a 4% royalty on net restaurant sales and a national advertising fund contribution of up to 3% of net sales. Our Seattle Coffee franchisees are required to purchase coffee exclusively from us. Some of our older franchise agreements provide for lower royalties and advertising fund contributions. These older agreements constitute a decreasing percentage of our total outstanding franchise agreements.

   All of our franchise agreements require that each franchisee operate its restaurant, bakery and cafe units in accordance with our defined operating procedures, adhere to the menu established by us and meet applicable quality, service, health and cleanliness standards. The agreements also typically require that each franchisee must re-image its units to the then current image of the brand every seven years. We may terminate the franchise rights of any franchisee who does not comply with these standards and requirements. We believe that maintaining superior food and beverage quality, a clean and pleasant environment and excellent customer service are critical to the reputation and success of our Popeyes, Church's, Cinnabon and Seattle Coffee systems, and we intend to aggressively enforce these contractual requirements. Our franchisees may contest this enforcement, and when necessary, contest our termination of franchise rights.

   The terms of our international franchise agreements are substantially similar to those included in our domestic franchise agreements, except that international franchisees must prepay up to $10,000 in franchise fees at the time their related franchise development agreement is executed, and these agreements may be modified to reflect the multi-national nature of the transaction and to comply with the requirements of applicable local laws. In addition, royalty rates may differ from those included in domestic franchise agreements, and generally are slightly lower due to the number of units required to be developed by our international franchisees.

   Turnkey Development. Since 1998, in order to expedite development of our domestic franchised restaurants, we have from time to time purchased or leased sites and built units in certain markets for subsequent resale to qualified franchisees. We sold two turnkey units in 1999 and an additional eight turnkey units in 2000.

   AFC Loan Guarantee Program. In March 1999, we implemented a program to assist current franchisees, new franchisees and our managers in obtaining the financing needed to purchase or develop franchised units at competitive rates, provided they meet certain financial and operational criteria. Under the program, we will guarantee up to 20% of each qualified franchisee's loan amount, typically for a three year period, and generally relating to no more than one unit per franchisee. This program is available for Popeyes, Church's and Cinnabon franchisees, and the qualifications vary depending upon the type of franchise to be developed. We have an agreement with one national lender to participate in the program, and we anticipate entering into agreements with several other national lenders in the future. Under our agreement with our current lender, the total amount of funding provided to franchisees under this program is limited to $10.0 million. In the event any of these franchisees default on their loan obligations, our aggregate liability under the program will not exceed $1.0 million.

Management Information Systems

   In 1998, we launched AFC On-Line, a website exclusively for franchisees that provides operational support, a restaurant development roadmap, a business planning template, marketing information and other relevant information. The website allows us to maintain close ties and engage in system-wide communications with our franchisees.

Marketing

   We generally market our Popeyes, Church's, Cinnabon and Seattle Coffee food and beverage products to customers using a three-tiered marketing strategy consisting of television and radio advertising, print advertisement and signage, and point-of-purchase materials. Each of our brands frequently offers new programs that are intended to generate and maintain consumer interest, address changing consumer preferences, and enhance the position of our brands. New product introductions and "limited time only" promotional items also play a major role in building sales and creating repeat customers.

   As part of our marketing strategy, we will continue to develop new and enhanced advertising campaigns for each of our brands. In 2001, we launched a new media strategy for Church's that is targeted towards the specific demographics of its customers. The advertising campaign will also deliver shorter messages more frequently, and closer to the purchase decision.

   Sales at restaurants located in markets in which we utilize television advertising are generally 5% to 10% higher than the sales generated by restaurants that are located in other markets. Consequently, we intend to target growth of our Popeyes and Church's restaurants primarily in markets where we have or can achieve sufficient unit concentration to justify the expense of television advertising.

   We and our franchisees contribute to a national advertising fund to pay for the development of marketing materials and also contribute to local advertising funds to support programs in our local markets. In markets where there is sufficient unit concentration to effect such savings, we and our franchisees have experienced significant savings in our marketing programs through our advertising cooperatives. For the last four years, our Popeyes franchisees have contributed more to the national advertising fund than they have been required to contribute under the terms of their respective franchise agreements. In 2000, we contributed approximately $24.6 million to these various advertising funds.

Community Activity

   We believe strongly in supporting the communities we serve. Through the non-profit AFC Foundation, Inc., we have sponsored and helped construct more than 300 homes worldwide in conjunction with Habitat for Humanity, a nonprofit builder of housing for the poor. In addition, each of our brands is involved in various community support programs. For example, Popeyes is involved in Mr. Holland's Opus Foundation, which promotes music education. Church's sponsors summer camp programs through the Boys and Girls Clubs. Cinnabon encourages reading awareness through its Reading Rewards Program. Seattle Coffee is involved in saving our water from pollution and contamination through the Water Keeper's Alliance. We also support the United Negro College Fund and the Hispanic Association of Colleges and Universities with promotional fund-raisers, and sponsor Adopt-A-School programs. In 2000, we contributed approximately $600,000 to these programs in the aggregate, and our and our franchisees' employees contributed thousands of volunteer hours. Through our involvement with these programs, we have established a meaningful presence in the communities we serve while, we believe, building customer loyalty and positive brand awareness.

New Age of Opportunity(R)

   Through our New Age of Opportunity management program we make diversity a part of our business strategy. We believe the New Age of Opportunity program gives us an important competitive advantage by focusing on the following four areas:

   .  expanding franchise ownership opportunities for minorities and women;

   .  cultivating new supplier relationships for minorities and women;

   .  attracting and developing outstanding employees; and

   . enhancing the quality of life for people through meaningful community service.

Diversity enables us to look at a situation from all angles and provides us with the capacity to better understand our communities, our employees, our customers, our suppliers and our businesses, and provides us with the vision to meet emerging trends with creative ideas. As a testimonial to the success of this program, women and minorities now constitute over 50% of the total number of our franchisees.

Suppliers

   Our franchisees are generally required to purchase all ingredients, products, materials, supplies and other items necessary in the operation of their businesses solely from suppliers who have been approved by us in writing. These suppliers must demonstrate to our continuing satisfaction the ability to meet our standards and specifications for these items, and possess adequate quality controls and capacity to supply our franchisees' needs promptly and reliably.

   Supply Agreements. We have entered into agreements that commit our company-operated restaurants and bakeries to serve certain Coca-Cola and Dr. Pepper fountain beverages exclusively. We also have a long-term agreement with Diversified Foods and Seasonings, Inc., under which we have designated Diversified as the sole supplier of certain proprietary products for the Popeyes system. Diversified sells these products to our approved distributors, who in turn sell them to our franchised and company-operated Popeyes restaurants. In 2000, the Popeyes system purchased from its distributors approximately $33.2 million of proprietary products made by Diversified.

   The principal raw material for our Popeyes and Church's systems is fresh chicken. Our Popeyes and Church's systems purchase fresh chicken from approximately 14 suppliers who service us from 34 plant locations. In 1999 and 2000, approximately 47% and 46% of the cost of sales for Popeyes and Church's were attributable to the purchase of fresh chicken. Our cost of sales is significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease and other factors that affect availability, and greater international demand for domestic chicken products.

   In order to ensure favorable pricing for our chicken purchases in the future, reduce volatility in chicken prices, and maintain an adequate supply of fresh chicken, our purchasing cooperative has entered into two types of chicken purchasing contracts with chicken suppliers. The first is a grain-based "cost-plus" pricing contract that utilizes prices that are based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the "Georgia whole bird market value". Under this contract, we and our franchisees pay the market price plus a premium for the cut specifications for our restaurants. The market-priced contracts have maximum and minimum prices that we and our franchisees will pay for chicken during the term of the contract. Both contracts have terms ranging from three to five years, with provisions for certain annual price adjustments. In 2000, we increased our purchase volume under the "cost-plus" pricing contracts, thereby reducing purchases under the market-based contracts, in order to further reduce our exposure to rising chicken prices.

   Our principal raw material in our Seattle Coffee operations is green coffee beans. We typically enter into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year, as negotiated with the individual supplier. In 2000, we purchased 64% of our green coffee beans from five suppliers and the remaining 36% from 20 other suppliers. If the five major suppliers cannot meet our coffee orders, we have the option of ordering our coffee from the other suppliers or adding new suppliers. As of December 31, 2000, we had commitments to purchase green coffee beans at a total cost of $9.0 million through December 31, 2001.

   The supply and prices of green coffee beans are volatile. Although most coffee beans trade in the commodity market, the prices of the coffee beans of the quality that we use tend to trade on a negotiated basis at a premium above the commodity market prices. The supply and prices of coffee beans can be affected by many factors, including weather, political and economic conditions in producing countries.

   Purchasing Cooperative. Supplies are generally provided to our franchised and company-operated restaurants, bakeries and, to a lesser degree, cafes, pursuant to supply agreements that until recently were negotiated by Popeyes Operators Purchasing Cooperative Association, Inc. and Church's Operators Purchasing Association, Inc., each a not-for-profit corporation. These corporations were created for the purpose of consolidating our purchasing power collectively with our franchisees in order to negotiate more favorable terms. In January 2000, our purchasing cooperatives were combined into one purchasing and logistical service cooperative, Supply Management Services, Inc. Our purchasing cooperative, which is open to all of our franchisees, is not obligated to purchase and cannot require its members to purchase any supplies. Since 1995, our Popeyes and Church's franchise agreements have required that each franchisee join the purchasing cooperative as a member. Substantially all of our domestic franchisees purchase through the cooperative.

   Through our purchasing cooperatives, we and our franchisees have experienced substantial savings as a result of our size and related bargaining power, particularly with respect to food, beverage and paper goods. In the future, we also expect to experience savings in the procurement of additional items such as restaurant supplies, insurance, administrative services and communications equipment.

   Seattle Coffee Cafes. Our company-operated and franchised coffee cafes purchase their coffee exclusively from us, and their non-coffee food and supply items either directly from us or from approved suppliers and distributors.

Intellectual Property and Other Proprietary Rights

   We own a number of trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, including the marks "Popeyes", "Popeyes Chicken & Biscuits", "Church's", "Cinnabon World Famous Cinnamon Roll", "Seattle's Best Coffee", "Torrefazione Italia" and each brand's logo, as well as the trademark "Franchisor of Choice". We also have registered trademarks for a number of additional marks, including "Gotta Love It", "Day of Dreams", "Love That Chicken From Popeyes" and "New Age of Opportunity". In addition, we have registered or made application to register one or more of the marks (or, in certain cases, the marks in connection with additional words or graphics) in approximately 150 foreign countries, although there can be no assurance that we can obtain the registration for the marks in every country where registration has been sought. We consider our intellectual property rights to be important to our business and actively defend and enforce them.

   Formula Agreement. We have a perpetual formula licensing agreement with Alvin C. Copeland, the founder of Popeyes, the former owner of the Popeyes and Church's restaurant systems, and the owner of Diversified Food and Seasonings. Under this agreement, we have the worldwide exclusive rights to the Popeyes spicy fried chicken recipe and certain other ingredients produced by Diversified, which are used in Popeyes products. The agreement provides that we pay Mr. Copeland monthly payments of $254,166 until March 2029.

   King Features Agreements. We have several agreements with the King Features Syndicate Division of The Hearst Corporation under which we have the exclusive right to use the image and likeness of the cartoon character "Popeye", and other companion characters such as "Olive Oyl", in connection with Popeyes restaurants worldwide. Under these agreements, we are obligated to pay to King Features a royalty of 0.1% on the first $1.0 billion of Popeyes annual system-wide sales and 0.05% on the next $2.0 billion of annual sales. The total annual royalties payable under these agreements are capped at $2.0 million per year. The King Features agreements automatically renew annually, unless we are in default or we elect not to renew.

Competition

   The foodservice industry, and particularly the QSR industry, is intensely competitive with respect to price, quality, name recognition, service and location. We compete against other QSRs, including chicken, hamburger, pizza, Mexican and sandwich restaurants, other purveyors of carryout food and convenience dining establishments, including national restaurant chains. Many of our competitors possess substantially greater financial, marketing, personnel and other resources than we do. In particular, KFC, our primary competitor in the chicken segment of the QSR industry, has far more units, greater brand recognition and greater financial resources, all of which may affect our ability to compete.

   Our Cinnabon bakeries compete directly with national chains located in malls and transportation centers such as Auntie Anne's, The Great American Cookie Company, T.J. Cinnamon's and Mrs. Fields, as well as numerous regional and local companies. Our Cinnabon bakeries also compete indirectly with other QSRs, traditional bakeries, donut shops, ice cream and frozen yogurt shops and pretzel and cookie companies.

   Our Seattle Coffee brands compete directly with specialty coffees sold at retail through supermarkets, specialty retailers, and a growing number of specialty coffee cafes. Seattle Coffee also competes directly with all restaurant and beverage outlets that serve coffee, including Starbucks, and a growing number of espresso kiosks, carts and coffee cafes. Starbucks has far more units, greater brand recognition and greater financial resources than we do, all of which may affect our ability to compete with Starbucks. Our Seattle Coffee brands compete indirectly with all other coffees on the market, including those marketed and sold by companies such as Kraft Foods, Procter & Gamble and Nestle.

International Operations

   As of December 31, 2000, we franchised 657 restaurants, bakeries and cafes in 27 foreign countries, and plan to expand our foreign franchising program significantly in the future. We currently operate three coffee cafes and a wholesale coffee distribution center located in Canada. We do not currently operate any other units outside of the U.S. Foreign franchise royalties and other fees that are based, in part, on sales generated by our foreign franchised restaurants, bakeries and cafes, including a significant number of franchised restaurants in Asia, make up part of our revenues. Currently, we have limited exposure to changes in international economic conditions and currency fluctuations. We have not historically maintained any hedges against foreign currency fluctuations, although since the beginning of 1999, we have entered into foreign currency hedging agreements with respect to the Korean Won. Our losses during the past three years related to foreign currency fluctuations have not been material to our results of operations. For 1998, 1999 and 2000, royalties and other revenues from foreign franchisees represented 2.0%, 1.7% and 2.2%, respectively, of our total revenues.

Insurance

   We carry property, general liability, business interruption, crime, directors and officers, employees practices liability, environmental and workers' compensation insurance policies, which we believe are customary for businesses of our size and type. Pursuant to the terms of their franchise agreements, our franchisees are also required to maintain certain minimum standards of insurance with insurance companies that are satisfactory to us, including commercial general liability insurance, workers' compensation insurance, all risk property and casualty insurance and automobile insurance.

Government Regulation

   We are subject to various federal, state and local laws affecting our business, including various health, sanitation, fire and safety standards. Newly constructed or remodeled restaurants, bakeries and cafes are subject to state and local building code and zoning requirements. In connection with the re-imaging and alteration of our restaurants, bakeries and cafes, we may be required to expend funds to meet certain federal, state and local regulations, including regulations requiring that remodeled or altered restaurants, bakeries and cafes be accessible to persons with disabilities. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of new units in particular areas.

   We are also subject to the Fair Labor Standards Act and various other laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of our foodservice personnel are paid at rates related to the federal minimum wage, and increases in the minimum wage have increased our labor costs.

   Many states and the Federal Trade Commission, as well as certain foreign countries, require franchisors to transmit specified disclosure statements to potential franchisees before granting a franchise. Additionally, some states and certain foreign countries require us to register our franchise offering documents before we may offer a franchise. We believe that our uniform franchise offering circulars, together with any applicable state versions or supplements, comply with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises. We also believe that our international disclosure statements and franchise offering documents comply with the laws of the foreign countries in which we have offered franchises.

Environmental Matters

   We are subject to various federal, state and local laws regulating the discharge of pollutants into the environment. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations, as well as other applicable laws and regulations governing our operations. However, approximately 150 of our owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination, as well as any other environmental conditions at our properties that are unrelated to underground storage tanks. As a result, after an analysis of our property portfolio and an initial assessment of our properties, including testing of soil and groundwater at a representative sample of our facilities, we have obtained insurance coverage that we believe will be adequate to cover any potential environmental remediation liabilities. We are currently not subject to any administrative or court order requiring remediation at any of our properties.

Employees

   As of December 31, 2000, we had 12,078 hourly employees working in our restaurant, bakery and cafe operations. Additionally, we had 1,588 salaried employees involved in the management of individual restaurants, bakeries and cafes, and 113 multi-unit managers and field management employees. We had 731 employees responsible for corporate administration, franchise administration and business development, and 74 employees responsible for coffee roasting and distribution. None of our employees is covered by a collective bargaining agreement. We believe that the dedication of our employees is critical to our success, and that our relationship with our employees is good.

Item. 2PROPERTIES

   We either own or lease the land and buildings for our company-operated restaurants, bakeries and cafes. In addition, we own or lease land and buildings, which we lease or sublease to our franchisees and third parties. While we expect to continue to lease many of our sites in the future, we also may purchase the land or buildings for restaurants, bakeries and cafes to the extent acceptable terms are available.

   We typically lease our restaurants under "triple net" leases that require us to pay real estate taxes, maintenance costs and insurance premiums and, in some cases, percentage rent based on sales in excess of specified amounts. Bakeries and cafes are typically leased under standard retail lease terms for malls, community shopping centers and office buildings. Generally, our leases have initial terms ranging from five to 20 years, with options to renew for one or more additional periods, although the terms of our leases generally vary depending on the facility. Our leases or subleases to franchisees are typically for Popeyes or Church's restaurants and are triple net to the franchisee, provide for a minimum rent, based upon prevailing market rental rates, as well as percentage rent based on sales in excess of specified amounts, and have a term that usually coincides with the term of the franchise agreement for the location, often 20 years with renewal options. These leases are typically cross-defaulted with the corresponding franchise agreement for that site.

   The following table sets forth the locations by state of our domestic company-operated restaurants, bakeries and cafes as of December 31, 2000:

                                                      Land and Land and/or
                                                      Building  Building
                                                       Owned     Leased    Total
                                                      -------- ----------- -----
Texas................................................   163        102      265
Georgia..............................................    34         59       93
Louisiana............................................    22         58       80
California...........................................    --         58       58
Washington...........................................    --         49       49
Alabama..............................................    26         10       36
Florida..............................................    20         15       35
Arizona..............................................    19          8       27
Illinois.............................................     1         23       24
Tennessee............................................    12          5       17
Oklahoma.............................................    14          1       15
Mississippi..........................................    10          4       14
North Carolina.......................................    --         13       13
Massachusetts........................................    --         11       11
Ohio.................................................    --         11       11
Oregon...............................................    --          9        9
Michigan.............................................    --          8        8
Nevada...............................................     2          6        8
Colorado.............................................    --          7        7
Indiana..............................................    --          7        7
New Mexico...........................................     5          2        7
Pennsylvania.........................................    --          7        7
Arkansas.............................................     5          1        6
Maryland.............................................    --          6        6
Missouri.............................................     6         --        6
New Jersey...........................................    --          5        5
South Carolina.......................................    --          5        5
Wisconsin............................................    --          5        5
Hawaii...............................................    --          4        4
Virginia.............................................    --          4        4
Kansas...............................................     2          1        3
Iowa.................................................    --          2        2
Connecticut..........................................    --          1        1
Delaware.............................................    --          1        1
Kentucky.............................................    --          1        1
Montana..............................................    --          1        1
New Hampshire........................................    --          1        1
New York.............................................    --          1        1
                                                        ---        ---      ---
  Total..............................................   341        512      853
                                                        ===        ===      ===

   Our headquarters is located in approximately 75,000 square feet of leased office space in Atlanta, Georgia. This lease is subject to extensions through 2013. We lease approximately 30,000 square feet in another facility located in Atlanta, Georgia that is the headquarters for our Popeyes brand. This lease is subject to extensions through 2015. We also lease approximately 25,000 square feet of office space in a third facility located in Atlanta, Georgia that is the headquarters for our Church's brand. This lease is subject to extensions through 2016. Cinnabon is currently located in our Atlanta headquarters location. Seattle Coffee leases approximately 19,000 square feet of office space in Seattle, Washington that is subject to extensions through 2015 and has four distribution facilities that service our coffee wholesale operations. Two of the distribution centers are located in the Seattle, Washington area and the other two facilities are located in Chicago, Illinois and Portland, Oregon. We lease approximately 28,500 square feet for our roasting facility on Vashon Island, near Seattle, Washington. This lease is subject to extensions through 2018. Our accounting and computer facilities are located in San Antonio, Texas and are housed in three buildings that are located on approximately 16 acres of land that we own. We believe that our existing headquarters and other leased and owned facilities provide sufficient space to support our corporate and coffee wholesale operational needs.

Item 3.LEGAL PROCEEDINGS

   We are a defendant in various legal proceedings arising in the ordinary course of our business, including claims resulting from "slip and fall" accidents, employment-related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. To date, none of these legal proceedings has had a material effect on us and, as of December 31, 2000, we were not a party to any legal proceeding that we believed to be material.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    Part II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   On March 2, 2001, our common stock began trading on the Nasdaq National Market under the symbol AFCE. Prior to that time, there was no public market for our common stock. From March 2, 2001 to March 16, 2001, the high closing price per share of our common stock was $20.375 and the low closing price per share of our common stock was $17.568.

   The number of shareholders of record of our common stock as of March 16, 2001 was 184.

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

   We registered 10,781,250 shares of our common stock for sale to the public at a purchase price of $17.00 per share, of which 3,136,328 shares were sold by us, and 7,644,922 shares were sold by certain selling shareholders, pursuant to an effective Registration Statement on Form S-1 that was declared effective on March 1, 2001 (Registration No. 333-52608). Goldman, Sachs & Co., Credit Suisse First Boston and Deutsche Banc Alex. Brown acted as managing underwriters for the offering. The offering commenced on March 2, 2001 and closed on March 7, 2001, at which point all of the securities registered had been sold. The aggregate offering price of the shares sold by us was $53,317,576, and the aggregate offering price of the shares sold by the selling shareholders was $129,963,674.

   Through March 16, 2001, we incurred the following expenses in connection with the offering:

   Underwriting discounts and commissions paid by us................ $3,718,750
   Other expenses (accounting, legal, printing, etc.)...............  1,800,000*
                                                                     ----------
     Total expenses................................................. $5,518,750
                                                                     ==========

--------
*  Approximation

   We did not receive any of the proceeds from the sale of the shares sold by the selling shareholders. The net offering proceeds to us through March 7, 2001 after deducting the total expenses above were approximately $48.0 million. None of the net proceeds of the offering were paid by us, directly or indirectly, to any director, officer, general partner of ours nor were any proceeds paid by us to any associate of such persons or to any person owning ten percent or more of any class of our equity securities or to any of our affiliates.

   Our use of proceeds conformed to the intended use of proceeds described in the prospectus related to the offering. Our intended use of proceeds as stated in the prospectus was for the repayment of approximately $48.0 million of the $62.0 million outstanding under the $100.0 million acquisition facility of our bank credit facility.

   The following is a summary of the transactions engaged in by us during the past fiscal year involving sales of our securities that were not registered under the Securities Act:

   From January 1, 2000 through December 19, 2000, we issued and sold 11,086 shares of common stock to 21 former employees upon the exercises of options to purchase shares of common stock for exercise prices ranging from $0.12 to $11.63 per share for an aggregate purchase price of approximately $59,604. From January 1, 2000 through December 19, 2000, we issued and sold 45,110 shares of common stock to 70 former employees upon net exercises of options to purchase shares of common stock for exercise prices ranging from $4.98 to $12.38 per share for an aggregate purchase price of $510,352.

   On October 23, 2000, we issued and sold 522 shares of common stock for an aggregate purchase price of $3,062 upon the exercises of warrants to purchase common stock held by certain former warrant holders of Seattle Coffee Company.

   A number of the issuances described above were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering, where each purchaser was either an accredited investor or a non-accredited investor (where the aggregate number of such investors did not exceed 35), with knowledge and experience in financial and business matters sufficient for evaluating the associated merits and risks (either alone or with a purchaser representative), each of which represented its intention to acquire the securities for investment only and not with a view to distribution, and received or had access to adequate information about us. Appropriate legends were affixed to the stock certificates issued in these transactions and there was no general solicitation or advertising.

   No underwriter was employed with respect to any of the sales of securities in the transactions described above, and no commissions or fees were paid with respect to any such sales.

Item 6.SELECTED CONSOLIDATED FINANCIAL DATA

   The following tables present our consolidated selected financial data. The selected historical consolidated statement of operations data for each of the years ended, and the selected historical consolidated balance sheet data as of December 29, 1996, December 28, 1997, December 27, 1998, December 26, 1999 and December 31, 2000, have been derived from our audited consolidated financial statements. Those consolidated financial statements and the notes to those statements have been audited by Arthur Andersen LLP, independent public accountants.

   You should read the selected consolidated financial data set forth below in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                Fiscal Year Ended(1)
                          ----------------------------------------------------------------
                          December 29, December 28, December 27, December 26, December 31,
                              1996         1997         1998         1999         2000
                          ------------ ------------ ------------ ------------ ------------
                                   (dollars in thousands, except per share data)
Consolidated statement
 of operations data:
Revenues:
Restaurant sales........    $430,280     $403,182     $487,441     $560,440     $567,436
Franchise revenues......      51,336       61,716       64,211       77,811       91,177
Wholesale revenues......          --           --       36,411       50,368       55,910
Other revenues..........       7,977        8,713        9,891        9,397       10,697
                            --------     --------     --------     --------     --------
 Total revenues.........    $489,593     $473,611     $597,954     $698,016     $725,220
Costs and expenses:
Restaurant cost of
 sales..................    $142,199     $131,332     $155,165     $167,979     $162,478
Restaurant operating
 expenses...............     211,290      197,227      245,161      288,249      294,106
Wholesale cost of
 sales..................          --           --       19,064       24,371       27,356
Wholesale operating
 expenses...............          --           --        8,070       12,310       15,621
General and
 administrative(2)......      75,543       77,048       85,691       96,546      102,980
Depreciation and
 amortization(3)........      30,516       33,244       45,162       42,126       41,812
Charges for restaurant
 closings, excluding
 Pine Tree..............       1,304          479          311          835        1,943
Charges for Pine Tree
 restaurant
 closings(4)............          --           --        8,547        3,600        5,406
Charges for asset write-
 offs from re-imaging...          --           --           --           --        1,692
Software write-offs.....          --           --        5,000        3,830           --
Net loss (gain) on sale
 of fixed assets(5).....          --       (5,319)          --           --       (9,766)
                            --------     --------     --------     --------     --------
 Total costs and
  expenses..............    $460,852     $434,011     $572,171     $639,846     $643,628
                            --------     --------     --------     --------     --------
Income from continuing
 operations.............    $ 28,741     $ 39,600     $ 25,783     $ 58,170     $ 81,592
Other expenses:
Interest, net...........    $ 15,874     $ 20,645     $ 30,786     $ 34,219     $ 34,227
                            --------     --------     --------     --------     --------
Net income (loss) from
 continuing operations
 before income taxes....      12,867       18,955       (5,003)      23,951       47,365
Income tax expense
 (benefit)..............       5,105        8,276       (1,643)       9,922       19,850
                            --------     --------     --------     --------     --------
Net income (loss) from
 continuing operations..    $  7,762     $ 10,679     $ (3,360)    $ 14,029     $ 27,515

                                                Fiscal Year Ended(1)
                          ----------------------------------------------------------------
                          December 29, December 28, December 27, December 26, December 31,
                              1996         1997         1998         1999         2000
                          ------------ ------------ ------------ ------------ ------------
                                   (dollars in thousands, except per share data)
Discontinued operations:
Income (loss) from
 operations of
 Chesapeake Bagel, net
 of income taxes........    $     --     $     (7)   $  (5,893)    $   (638)    $     --
Income (loss) on sale of
 Chesapeake Bagel, net
 of income taxes........          --           --           --      (1,742)           --
Income (loss) from
 operations of
 Ultrafryer, net of
 income taxes                     89          328          607          436          (51)
                            --------     --------    ---------     --------     --------
Net gain (loss) from
 discontinued
 operations.............    $     89     $    321    $  (5,286)    $ (1,944)    $    (51)
Extraordinary loss, net
 of income taxes(6).....      (4,456)          --           --           --           --
                            --------     --------    ---------     --------     --------
Net income (loss).......    $  3,395     $ 11,000    $  (8,646)    $ 12,085     $ 27,464
Preferred stock
 dividends and
 accretion..............      14,804        2,240           --           --           --
                            --------     --------    ---------     --------     --------
Net income (loss)
 attributable to common
 stock..................    $(11,409)    $  8,760    $  (8,646)    $ 12,085     $ 27,464
                            ========     ========    =========     ========     ========
Basic earnings (loss)
 per share..............    $  (0.62)    $   0.38    $   (0.35)    $   0.46     $   1.04
Weighted average basic
 shares outstanding
 (000s).................      18,357       22,961       24,371       26,231       26,323
Diluted earnings (loss)
 per share..............    $  (0.59)    $   0.35    $   (0.35)    $   0.42     $   0.96
Weighted average diluted
 shares outstanding
 (000s).................      19,528       24,721       24,371       28,419       28,746

Other financial data:
EBITDA(7)...............    $ 64,319     $ 72,857    $  86,632     $111,209     $126,004
EBITDA margin...........        13.1%        15.4%        14.5%        15.9%        17.4%
Cash capital
 expenditures...........    $ 33,951     $ 42,136    $  38,925     $ 53,278     $ 51,489

Cash flows provided by
 (used in):
Operating activities....    $ 47,801     $ 53,959    $  45,983     $ 54,759     $ 62,305
Investing activities....     (29,388)     (37,226)    (188,733)     (47,378)     (24,781)
Financing activities....     (12,806)      (2,985)     126,852       (1,951)     (36,405)
                          December 29, December 28, December 27, December 26, December 31,
                              1996         1997         1998         1999         2000
                          ------------ ------------ ------------ ------------ ------------
                                               (dollars in thousands)
Consolidated balance
 sheet data:
Cash and cash
 equivalents, net of
 bank overdrafts........    $  8,404     $ 23,257    $  10,818     $  3,280     $  4,200
Total assets............     339,668      380,002      556,465      561,889      539,449
Total debt and capital
 lease obligations......     151,793      243,882      360,711      348,091      313,132
Mandatorily redeemable
 preferred stock........      59,956           --           --           --           --
Total shareholders'
 equity (deficit).......      37,902       48,459       87,917      100,799      129,567

--------
(1) Our fiscal years ended December 29, 1996, December 28, 1997, December 27, 1998, December 26, 1999 and December 31, 2000 are referred to as years 1996, 1997, 1998, 1999 and 2000, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. Fiscal year 2000 included 53 weeks. All other years shown included 52 weeks.
(2) General and administrative expenses for 2000 were impacted favorably by a net decrease in expenses of $1.6 million (pre-tax) primarily related to the reversal of an environmental reserve. The impact of the reversal was partially offset by an increase in expenses at Seattle Coffee related to one-time, non-recurring personnel and concept development expenses.
(3) As a result of fresh start accounting principles that were used to record assets acquired and liabilities assumed by us in November 1992 following the reorganization of our predecessor, our operating results reflect the amortization of intangible asset value in an amount of $5.7 million per year.
(4) In 1998, we closed 14 of the former Pine Tree locations that we had previously converted to company-operated Popeyes restaurants. In 1999, we closed an additional five of the converted Popeyes restaurants, and in 2000 we closed an additional eight.
(5) In 1997, we recorded $2.5 million in franchise fees and a pre-tax $5.3 million gain that were associated with our sale of 100 previously company-operated Church's restaurants. In 2000, we recorded an aggregate pre-tax $9.8 million net gain that was associated with our sale of 23 previously company-operated Church's restaurants, 36 previously company-operated Popeyes restaurants and 11 previously company-operated Cinnabon bakeries.
(6) In 1996, we recorded an extraordinary loss of $4.5 million, net of income taxes, related to the prepayment of debt obligations.
(7) EBITDA represents income from operations plus depreciation and amortization, adjusted for non-cash items related to gains/losses on asset dispositions and write-downs, compensation expense related to stock option activity, and an executive compensation award (for 1995 only). EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt. We believe investors find this information useful. EBITDA as defined may not be comparable to similarly-titled measures reported by other companies.

Summary System-wide Data

   The following table presents financial and operating data for the restaurants, bakeries and cafes that we operate or franchise. The data presented in this table is unaudited. Sales information for franchised units is reported by franchisees or, in some cases, estimated by us based on other data.

                                               Fiscal Year Ended(1)
                         -------------------------------------------------------------------
                         December 29,  December 28, December 27,  December 26,  December 31,
                             1996          1997         1998          1999          2000(1)
                         ------------  ------------ ------------  ------------  ------------
System-wide sales
 (000s):
 Popeyes................  $  762,108    $  853,078   $  954,305    $1,068,574    $1,230,484
 Church's...............     675,995       723,988      755,074       810,471       878,834
 Cinnabon(2)............          --            --       41,738       152,421       184,366
 Seattle Coffee
  retail(2).............          --            --       24,887        32,587        48,518
 Seattle Coffee
  wholesale(2)..........          --            --       36,411        50,368        55,910
                          ----------    ----------   ----------    ----------    ----------
  Total.................  $1,438,103    $1,577,066   $1,812,415    $2,114,421    $2,398,112
                          ==========    ==========   ==========    ==========    ==========
System-wide unit
 openings(3):
 Popeyes................         110           137          198           151           143
 Church's...............         117           132           87           133            98
 Cinnabon...............          --            --            6            46            81
 Seattle Coffee retail..          --            --           18            27            39
                          ----------    ----------   ----------    ----------    ----------
  Total.................         227           269          309           357           361
System-wide units open
 (end of period):
 Popeyes................       1,021         1,131        1,292         1,396         1,501
  Company-operated......         120           119          171           175           130
  Franchised............         901         1,012        1,121         1,221         1,371
 Church's...............       1,257         1,356        1,399         1,492         1,534
  Company-operated......         622           480          491           494           468
  Franchised............         635           876          908           998         1,066
 Cinnabon...............          --            --          369           388           451
  Company-operated......          --            --          212           195           187
  Franchised............          --            --          157           193           264
 Seattle Coffee retail..          --            --           71            98           132
  Company-operated......          --            --           59            76            71
  Franchised............          --            --           12            22            61
   Total company-
    operated............         742           599          933           940           856
   Total franchised.....       1,536         1,888        2,198         2,434         2,762
                          ----------    ----------   ----------    ----------    ----------
  Total system-wide.....       2,278         2,487        3,131         3,374         3,618
System-wide percentage
 change in comparable
 restaurant sales(4):
 Domestic:
  Popeyes...............         0.6 %         3.6%         5.2 %         4.4 %         3.4 %
  Church's..............         4.6 %         4.0%         4.6 %         1.1 %         0.8 %
  Cinnabon..............          --            --           --           2.4 %         4.7 %
  Seattle Coffee
   retail...............          --            --           --           3.3 %         0.9 %
 International:
  Popeyes...............         4.3 %         1.3%       (13.3)%        (4.8)%        (0.1)%
  Church's..............        (2.1)%         2.6%        (1.5)%        (2.7)%        (1.5)%
  Cinnabon..............          --            --           --          11.5 %         6.3 %
  Seattle Coffee
   retail...............          --            --           --            --            --
Total commitments
 outstanding (end of
 period)(5).............       1,319         1,550        1,602         1,983         2,289

--------
(1) The fiscal year ended December 31, 2000 included 53 weeks. The fiscal years ended December 27, 1998 and December 26, 1999 included 52 weeks.
(2) System-wide sales for Cinnabon and Seattle Coffee in 1998 include only those sales generated after October 15, 1998 and March 18, 1998, their respective dates of acquisition.
(3) System-wide unit openings include company and franchised unit openings. Of the 361 system-wide unit openings in 2000, 11 were company unit openings and 350 were franchised unit openings. Of the 357 system-wide unit openings in 1999, 54 were company unit openings and 303 were franchised unit openings. Of the 309 system-wide unit openings in 1998, 96 were company unit openings and 213 were franchised unit openings.
(4) Restaurants, bakeries and cafes are included in the computation of comparable sales after they have been open 12 months for all periods prior to 2000, and 15 months for 2000. Prior year sales figures used to calculate comparable sales include sales from our Cinnabon and Seattle Coffee brands prior to our acquisition of these two businesses in 1998. Comparable sales for 2000 is calculated by comparing the 53 weeks of sales for 2000 to the prior 53 weeks, which includes the 52 weeks from 1999 plus the first week of 2000.
(5) Commitments represent obligations to open franchised restaurants, bakeries and cafes under executed development agreements. Of the total commitments outstanding as of December 31, 2000, 1,639 related to our Popeyes and Church's brands, 426 related to our Cinnabon brand, and 224 related to our Seattle Coffee brands.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 27, 1998, December 26, 1999 and December 31, 2000 should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the notes to those statements that are included elsewhere in this Form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking statements based upon current expectations that involve risks and uncertainties such as our plan, objectives, expectations and intentions. Actual results and timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including those set forth under "Item 1. Business" of this filing.

General

   We operate, develop and franchise quick service restaurants, bakeries and cafes, or QSRs, primarily under the trade names Popeyes Chicken & Biscuits, Church's Chicken, Cinnabon, Seattle's Best Coffee and Torrefazione Italia. As of December 31, 2000, we operated and franchised 3,618 restaurants, bakeries and cafes in 46 states, the District of Columbia and 27 foreign countries. We also sell our premium specialty coffees through wholesale and retail distribution channels under our Seattle's Best Coffee and Torrefazione Italia brands. Our system-wide sales in 2000 totaled approximately $2.4 billion.

   We commenced operations in November 1992 following the reorganization of our predecessor, which franchised and operated Popeyes and Church's restaurants. As a result of the reorganization, we were required to record our assets, including our franchise rights and goodwill, and our liabilities at their fair market value, rather than at the historical values used by our predecessor. As a result, we allocated a value of $115.6 million to these franchise rights and goodwill. Accordingly, our operating results for all periods after November 5, 1992, including the operating results contained in the following discussion and analysis, reflect the amortization of these intangible assets in an amount of $5.7 million per year.

Acquisitions and Dispositions

   Chesapeake Bagel Acquisition. On May 5, 1997, we acquired the Chesapeake Bagel franchise system, including the name, operating system and outstanding franchise agreements, from The American Bagel Company, and as a result became the franchisor of 158 Chesapeake Bagel restaurants. The net purchase price was $11.8 million in cash. Substantially all of the purchase price was allocated to intangible assets, including franchise rights, trademarks and goodwill.

   Pine Tree Acquisition. On February 10, 1998, we acquired from Pine Tree Foods, Inc. 81 leased restaurant locations, primarily located in North Carolina, South Carolina and Georgia, for approximately $24.3 million in cash. In addition, we recorded liabilities of approximately $4.0 million in connection with the acquisition. Of the purchase price, $23.7 million was allocated to goodwill. To finance this acquisition, we used existing cash and borrowings under our existing acquisition facility. We converted 66 of these locations into company-operated Popeyes restaurants at an additional cost of $16.0 million, which we borrowed under our acquisition facility, and offered the remaining 15 leaseholds for sale. We closed 14 of the 66 converted Popeyes restaurants in 1998, an additional five in 1999, and an additional eight in 2000.

   Seattle Coffee Company Acquisition. On March 18, 1998, we acquired all of the stock of Seattle Coffee Company for $68.8 million in cash and shares of our common stock. We also assumed $4.8 million in debt. Of the purchase price, $54.5 million was allocated to goodwill, franchise rights and trademarks. We financed the cash portion of the acquisition using borrowings of

$37.6 million under our acquisition facility. We also issued options and warrants to purchase additional shares of our common stock in exchange for similar options and warrants that previously had been issued by Seattle Coffee Company.

   Cinnabon Acquisition. On October 15, 1998, we acquired all of the stock of Cinnabon International, Inc., the parent company of Cinnabon, for $64.0 million in cash. Of the purchase price, $54.1 was allocated to goodwill. To finance this acquisition, we borrowed $44.7 million under our bank credit facility, which was amended at the time to add a $50.0 million Tranche B term loan. We financed the remaining $19.3 million with the proceeds from the sale of our common stock.

   Chesapeake Bagel Divestiture. On August 30, 1999, we sold our Chesapeake Bagel franchise system to New World Coffee-Manhattan Bagel, Inc. for $2.3 million in cash and a $1.5 million note receivable. As a result, restaurant sales, franchise revenues, restaurant cost of sales, restaurant operating expenses, general and administrative expenses and depreciation and amortization related to Chesapeake's operations have been classified as discontinued operations in our financial statements. Accordingly, the discussions that follow include comparisons of our operating results that have been restated to reflect our continuing operations.

   Ultrafryer Divestiture. On June 1, 2000, we sold Ultrafryer, our restaurant equipment manufacturing division, to an investor group led by Ultrafryer's chief operating officer for $5.2 million, consisting of a $4.6 million note receivable and $0.6 million in cash. The sale included all equipment, inventory and intellectual property held by Ultrafryer, as well as the majority of accounts receivable outstanding as of June 1, 2000. The buyer also assumed certain payables outstanding as of June 1, 2000. We are leasing the building and land used by Ultrafryer to the buyer under a lease that was executed concurrently with the closing. As a result, manufacturing revenues, manufacturing operating expenses, general and administrative expenses and depreciation and amortization related to Ultrafryer's operations have been classified as discontinued operations in our financial statements. Accordingly, the discussions that follow include comparisons of our operating results that have been restated to reflect our continuing operations.

   Popeyes Units Conversion. On December 21, 2000, we sold 35 of our company-operated Popeyes restaurants, located primarily in the Houston, Texas area, for an aggregate purchase price of $16.5 million in cash. We sold buildings and equipment and leased the land for nine of these restaurants, and sold the equipment and leasehold improvements and leased the land and buildings for the remaining 26 restaurants. The $16.5 million purchase price included approximately $1.0 million in franchise fees that were taken into income immediately. As a result of this transaction, we recorded a pre-tax $8.1 million gain in the fourth quarter of 2000. In addition to the purchase price, the buyer paid approximately $0.3 million in development fees to obtain the rights to develop an additional 35 restaurants over a six year period. These development fees were deferred and will be taken into income as these restaurants are opened.

Consolidated Results of Operations

   Our consolidated statement of operations data includes non-recurring items and events that affect comparability with other periods:

  . In connection with the closure of 14 Popeyes restaurants in 1998, five Popeyes restaurants in 1999, and eight Popeyes restaurants in 2000 that we had previously converted subsequent to the Pine Tree acquisition, we recorded one-time charges of $8.5 million in 1998, $3.6 million in 1999 and $5.4 million in 2000.

  . We wrote-off expenses of $5.0 million in 1998 and $3.8 million in 1999 related to our restaurant back office automation system that was under development, which essentially constituted the entire cost of the system.

  . In 1998, we recorded a $6.8 million write off, in accordance with FAS 121, related to the Chesapeake Bagel franchise value and trademarks. In August 1999, in connection with the sale of our Chesapeake Bagel operations, we recorded a loss of $1.7 million, net of taxes.

  . General and administrative expenses for 2000 were impacted favorably by the reversal of a $4.4 million reserve related to certain contingent environmental liabilities, which we believed was no longer necessary due to the very limited number of environmental claims that we had experienced since 1993, and our purchase of a third party environmental insurance policy that provides coverage for the same potential liabilities. The impact of the reversal was partially offset by an increase of $2.8 million in general and administrative expenses at Seattle Coffee related to one-time, non-recurring personnel and concept development expenses.

  . Restaurants, bakeries and cafes are included in the computation of comparable sales after they have been open 12 months for all periods prior to 2000, and 15 months for 2000. Prior year sales figures used to calculate comparable sales include sales from our Cinnabon and Seattle Coffee brands prior to our acquisition of these two businesses in 1998.

  . In 2000, we recorded a pre-tax $8.1 million gain associated with the sale of 35 of our company-operated Popeyes restaurants located primarily in the Houston, Texas area.

  . In 2000, we recorded a $1.7 million write-off related to our re-imaging program.

   Certain items in the financial statements for periods prior to 2000 have been reclassified to conform to the current presentation. These reclassifications had no effect on our reported results of operations.

   The table below presents selected revenues and expenses as a percentage of total revenues for 1998, 1999 and 2000.

                                                 Fiscal Year Ended(1)
                                        --------------------------------------
                                        December 27, December 26, December 31,
                                            1998         1999         2000
                                        ------------ ------------ ------------
Revenues:
Restaurant sales.......................     81.5 %       80.3 %       78.2 %
Franchise revenues.....................     10.7         11.1         12.6
Wholesale revenues.....................      6.1          7.2          7.7
Other revenues.........................      1.7          1.4          1.5
                                           -----        -----        -----
  Total revenues.......................    100.0 %      100.0 %      100.0 %
                                           -----        -----        -----
Costs and expenses:
Restaurant cost of sales(2)............     31.8         30.0         28.6
Restaurant operating expenses(2).......     50.3         51.4         51.8
Wholesale cost of sales(3).............     52.4         48.4         48.9
Wholesale operating expenses(3)........     22.2         24.4         27.9
General and administrative.............     14.3         13.8         14.2
Depreciation and amortization..........      7.6          6.0          5.8
Charges for restaurant closings,
 excluding Pine Tree...................      0.1          0.1          0.2
Charges for Pine Tree restaurant
 closings..............................      1.4          0.5          0.8
Charges for asset write-offs from re-
 imaging...............................       --           --          0.2
Software write-offs....................      0.8          0.5           --
Net loss (gain) on sale of fixed
 assets................................       --           --         (1.3)
  Total costs and expenses.............     95.7         91.7         88.7
                                           -----        -----        -----
Income from operations.................      4.3          8.3         11.3
Interest expense, net..................      5.1          4.9          4.7
                                           -----        -----        -----
Income (loss) from continuing
 operations before income taxes........     (0.8)         3.4          6.6
Income tax expense (benefit)...........     (0.3)         1.4          2.7
                                           -----        -----        -----
Net income (loss) from continuing
 operations............................     (0.5)         2.0          3.9
Gain (loss) from discontinued
 operations, net of taxes(4)...........     (0.9)        (0.3)          --
                                           -----        -----        -----
Net income (loss)......................     (1.4)%        1.7 %        3.9 %
                                           =====        =====        =====

--------
(1) The fiscal year ended December 31, 2000 included 53 weeks. The fiscal years ended December 27, 1998 and December 26, 1999 included 52 weeks.
(2) Expressed as a percentage of restaurant sales by company-operated restaurants, bakeries and cafes.
(3)  Expressed as a percentage of wholesale revenues.
(4)  Represents the operations of both Ultrafryer and Chesapeake.

Operating Results

 System-Wide Sales

   System-wide sales include sales from all restaurants, bakeries and cafes, whether operated by us or our franchisees, and from coffee wholesale operations.

 Revenues

   Our revenues consist primarily of four elements:

  . restaurant sales at our company-operated restaurants, bakeries and cafes;

   .  revenues from franchising;

   .  revenues from wholesale operations; and

   .  other revenues.

   Restaurant Sales. Our restaurant sales consist of gross cash register receipts at our company-operated restaurants, net of sales tax.

   Revenues from Franchising. We earn franchise revenues through franchise agreements, domestic development agreements, and international development agreements. Our standard franchise agreement provides for the payment of a royalty fee based on the net restaurant sales of franchisees. We therefore benefit from increases in franchised restaurant sales. The royalty percentages vary by franchisee, depending on the franchise agreement and the related brand, with an average royalty of 4.5% for 2000. We record royalties as revenues when sales occur at franchised units. In addition, we record development fees under domestic and international development agreements, and fees for the purchase of a franchise, as deferred revenues when received. We recognize these fees as revenue when the restaurants for which these fees were paid are opened and all material services or conditions relating to the fees have been substantially performed or satisfied by us. As of December 31, 2000, prepaid development and franchise fees are included on our balance sheet as other liabilities.

   Revenues from Wholesale Operations. Our revenues from wholesale operations consist primarily of sales of premium specialty coffee to our franchisees, foodservice retailers, office and institutional users, supermarkets and others.

   Other Revenues. Our other revenues consist of net rental income from properties owned or leased by us that we lease or sublease to franchisees and third parties, and interest income earned on notes receivable from franchisees and third parties.

 Operating Costs and Expenses

   Restaurant Cost of Sales. Our restaurant cost of sales consists primarily of food, beverage and food ingredients costs. They also include the costs of napkins, cups, straws, plates, take-out bags and boxes. The primary elements affecting our chicken restaurant cost of sales are chicken prices, which are affected by seasonality and are normally higher during the summer months, when demand for chicken is at its peak. The primary elements affecting our bakery and cafe costs of sales are flour and Indonesian cinnamon, and green coffee beans. Other factors such as sales volume, our menu pricing, product mix and promotional activities can also materially affect the level of our restaurant cost of sales.

   Restaurant Operating Expenses. Restaurant operating expenses consist of personnel expenses, occupancy expenses, marketing expenses and other operating expenses incurred at the restaurant level.

   Wholesale Cost of Sales. Our wholesale cost of sales consists primarily of the cost of green coffee beans, as well as the costs to roast, blend, warehouse and distribute our specialty coffee blends.

   Wholesale Operating Expenses. Our wholesale operating expenses consist of personnel expenses, occupancy expenses, and other operating expenses incurred in connection with our wholesale coffee operations.

 General and Administrative Expenses

   Our general and administrative expenses consist of personnel expenses, occupancy expenses and other expenses incurred at the corporate level. Corporate level expenses are primarily incurred at our offices in Atlanta, Georgia and Seattle, Washington, and at our support center in San Antonio, Texas. Additional expenses include those incurred by field personnel located throughout the U.S.

 Depreciation and Amortization Expenses

   Depreciation consists primarily of the depreciation of buildings, leasehold improvements and equipment owned by us, and amortization consists mainly of the amortization of intangible assets. In addition, as a result of fresh start accounting principles as prescribed by AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code that were used to record assets acquired and liabilities assumed by us in November 1992 following the reorganization of our predecessor, our operating results presented for all periods after November 1992 reflect the amortization of intangible asset value in accordance with the fresh start accounting principles in an amount of $5.7 million per year.

 Charges for Restaurant Closings

   Charges for restaurant closings, including charges for Pine Tree restaurant closings, include the write-down of restaurant, bakery and cafe assets to net realizable value, provisions related to future rent obligations for closed properties, and write-offs of intangible assets identified with the properties.

Comparisons of Fiscal Years Ended December 31, 2000 (53 weeks) and December 26, 1999 (52 weeks)

   System-Wide Sales. System-wide sales increased by $284.6 million, or 13.5%, to approximately $2.4 billion in 2000 from approximately $2.1 billion in 1999. Our system-wide sales increase was due primarily to new unit growth, an increase in comparable sales in our domestic markets and certain international franchised markets, and coffee wholesale revenue growth. In addition, the fifty-third week in 2000 contributed $77.2 million to the total increase in system-wide sales. The overall increase was partially offset by a comparable sales decrease in our Church's international markets, specifically Taiwan and Canada. In 2000, we opened 232 restaurants, bakeries and cafes domestically, and 129 restaurants, bakeries and cafes in international markets. As of December 31, 2000, there were 3,618 system-wide units open, as compared with 3,374 as of December 26, 1999.

 Company-Operated Unit Sales

   Chicken. Company-operated chicken restaurant sales increased by $0.2 million, or 0.3%, to $463.0 million in 2000 from $462.8 million in 1999. The increase was primarily due to the fifty-third week of sales in 2000, which added $6.4 million. The impact of the additional sales was substantially offset by the decrease in the number of company-operated restaurants open in 2000. In 2000, we sold or transferred a total of 71 company-operated chicken restaurants to franchisees. Additionally, Church's comparable sales decreased 0.2%, while Popeyes' comparable sales increased 0.9%. As of December 31, 2000, we had 598 company-operated chicken restaurants open, as compared with 669 in 1999.

   Bakery. Company-operated bakery sales increased by $3.4 million, or 4.7%, to $75.9 million in 2000 from $72.5 million in 1999. The increase was due primarily to a 4.9% increase in comparable sales in 2000 and the fifty-third week of sales in 2000, which added $1.9 million. The overall increase was partially offset by a decrease in the number of company-operated bakeries open in 2000. In 2000, we sold a total of 11 company-operated bakeries to franchisees. As of December 31, 2000, we had 187 company-operated bakeries open, as compared with 195 as of December 26, 1999.

   Cafe. Company-operated cafe sales increased by $3.5 million, or 13.9%, to $28.6 million in 2000 from $25.1 million in 1999. The increase was due primarily to an increase in the number of company-operated cafes open in 2000, a 1.1% increase in comparable sales, and the fifty-third week of sales in 2000, which added $0.4 million. As of December 31, 2000, we had 71 company-operated cafes open, as compared with 76 as of December 26, 1999. However, the average number of company-operated cafes open during 2000 was higher than during 1999.

   Wholesale Coffee Sales. Wholesale coffee sales increased by $5.5 million, or 11.0%, to $55.9 million in 2000 from $50.4 million in 1999. The increase was due primarily to growth in the number of wholesale accounts from 6,218 as of December 26, 1999 to 6,719 as of December 31, 2000, as well as an increase in sales to existing accounts. Additionally, the fifty-third week of sales in 2000 contributed $0.7 million to the total increase.

 Franchise Royalties and Fees

   Chicken. Chicken franchise royalty revenues increased by $9.3 million, or 14.3%, to $74.1 million in 2000 from $64.8 million in 1999. The increase was due to an increase in comparable sales, new unit growth and approximately $2.7 million in royalties earned in the fifty-third week of 2000. As of December 31, 2000, we had 2,437 domestic and international franchised chicken restaurants open, as compared with 2,219 as of December 26, 1999. Chicken franchise fee revenue increased by $0.5 million, or 6.7%, to $8.0 million in 2000 from $7.5 million in 1999. The increase was primarily due to the collection of transfer and extension fees and $1.0 million in franchise fees from the sale of 35 of our company-operated Popeye's restaurants located primarily in the Houston, Texas area. The overall increase in franchise fees was partially offset by a decrease in the number of new units opened in 2000, when compared with 1999. We opened 162 new domestic franchised chicken restaurants in 2000, as compared with 172 in 1999, and 74 new international franchised chicken restaurants in 2000, as compared with 80 in 1999.

   Bakery. Bakery franchise royalty revenues increased by $1.4 million, or 33.3%, to $5.6 million in 2000 from $4.2 million in 1999. The increase was due primarily to an increase in comparable sales, new unit growth and approximately $0.3 million in royalties earned in the fifty-third week of 2000. As of December 31, 2000, we had 264 domestic and international franchised bakeries open, as compared with 193 as of December 26, 1999. Bakery franchise fee revenue increased by $0.9 million, or 181.7%, to $1.4 million in 2000 from $0.5 million in 1999. The increase resulted from our opening of 40 new domestic franchised bakeries in 2000, as compared with 30 in 1999, and 35 new international franchised bakeries in 2000, as compared with 11 in 1999.

   Cafe. Cafe royalty revenue increased by $0.8 million, or 119.2%, to $1.5 million in 2000 from $0.7 million in 1999. The increase was primarily due to new unit growth. As of December 31, 2000, we had 61 franchised cafes open, as compared with 22 as of December 26, 1999. Cafe franchise fee revenue increased by $0.6 million to $0.7 million in 2000 from $0.1 million in 1999. The increase resulted from our opening of 19 new domestic franchised cafes in 2000, as compared with six in 1999, and 20 new international franchised cafes in 2000, as compared with four in 1999.

 Company-Operated Operating Profit

   Chicken. Company-operated chicken restaurant operating profit increased by $4.7 million, or 5.4%, to $92.3 million in 2000 from $87.5 million in 1999. The increase was due primarily to a 1.2% reduction in average poultry prices and the favorable impact of the additional restaurant sales in the fifty-third week of 2000. Company-operated chicken restaurant operating profit as a percentage of company-operated chicken restaurant sales was 19.9% in 2000, as compared with 18.9% in 1999.

   Bakery. Company-operated bakery operating profit increased by $1.0 million, or 7.2%, to $14.5 million in 2000 from $13.5 million in 1999. The increase was due primarily to an increase in comparable sales and the favorable impact of the additional bakery sales in the fifty-third week of 2000. Company-operated bakery operating profit as a percentage of company-operated bakery sales was 19.1% in 2000, as compared with 18.6% in 1999.

   Cafe. Company-operated cafe operating profit increased by $0.8 million, or 25.8%, to $3.9 million in 2000 from $3.1 million in 1999. The increase was due primarily to new unit growth and the favorable impact of the additional cafe sales in the fifty-third week of 2000. Company-operated cafe operating profit as a percentage of company-operated cafe sales was 13.7% in 2000, as compared with 12.1% in 1999.

   Wholesale Coffee Operating Profit. Wholesale coffee operating profit decreased by $0.8 million, or 5.5%, to $12.9 million in 2000 from $13.7 million in 1999. The decrease was due primarily to higher distribution costs. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 23.1% in 2000, as compared with 27.2% in 1999.

   General and Administrative Expenses. General and administrative expenses increased by $6.5 million, or 6.7%, to $103.0 million in 2000 from $96.5 million in 1999. The increase was due to additional expenses incurred in the fifty-third week of 2000 and $2.8 million in general and administrative expenses at Seattle Coffee related to one-time, nonrecurring personnel and concept development expenses. The overall increase in general and administrative expenses was partially offset by a decrease in corporate general and administrative expenses due to the reversal of a $4.4 million environmental reserve in 2000. We believed that the reserve was no longer necessary due to the very limited number of environmental claims that we had experienced since 1993, and our purchase of a third party environmental insurance policy that provides coverage for the same potential liabilities. General and administrative expenses as a percentage of total revenues were 14.2% in 2000, as compared with 13.8% in 1999.

   Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million, or 0.7%, to $41.8 million in 2000 from $42.1 million in 1999. The decrease was primarily due to the re-estimation of the useful lives of certain buildings, equipment and leasehold improvements in 1999, which resulted in a $6.4 million decrease in depreciation expense. The decrease was partially offset by higher depreciation expense from cash capital additions of $51.5 million in 2000. Depreciation and amortization as a percentage of total revenues was 5.8% in 2000, as compared with 6.0% in 1999.

   Charges for Restaurant Closings. Charges for restaurant, bakery and cafe closings, other than charges for Pine Tree restaurant closings, increased by $1.1 million, or 138.0%, to $1.9 million in 2000 from $0.8 million in 1999. The charges in 2000 and 1999 resulted primarily from the closure of nine Church's restaurants in each of these two periods. The restaurants closed in 2000 had a greater aggregate net book value than the restaurants closed in 1999.

   Charges for Pine Tree Restaurant Closings. Charges for Pine Tree restaurant closings increased by $1.8 million, or 50.0%, to $5.4 million in 2000 from $3.6 million in 1999. These charges resulted from the closure of eight more of the 66 Pine Tree restaurants that previously had been converted to Popeyes restaurants in 2000, as compared with five Pine Tree restaurant closings in 1999.

   Charges for Asset Write-Offs from Re-imaging. Charges for asset write-offs from re-imaging of $1.7 million in 2000 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged during 2000.

   Net Loss (Gain) on Sale of Fixed Assets. The net gain on sale of fixed assets of $9.8 million in 2000 was primarily due to the $8.1 million gain on the sale of 35 company-operated Popeyes restaurants in the Houston, Texas area in December 2000. The remaining $1.7 million of gain was due primarily to the net gain on the sale of fixed assets of 35 restaurants and bakeries.

   Income from Continuing Operations. Excluding charges for restaurant closings, charges for Pine Tree restaurant closings, charges for asset write-offs from re-imaging, software write-offs and the net gain on sale of fixed assets, income from continuing operations increased by $14.5 million, or 21.7%, to $80.9 million in 2000 from $66.4 million in 1999. The increase was due to new unit growth, wholesale and franchise revenue increases, an increase in comparable sales, and lower depreciation expenses. The increase was partially offset by a decrease in company-operated chicken restaurant sales due to the sale or transfer to franchisees of 82 Church's, Popeyes and Cinnabon company-operated units in 2000.

   Interest Expense, Net. Interest expense in 2000 of $34.2 million equaled the amount incurred in 1999. Capital lease obligation interest decreased $0.5 million as a result of a reduction in capital lease obligations. This decrease was offset by a $0.5 million increase in debt cost amortization due to the write-off of debt issuance costs in connection with repurchases of $17.0 million of our senior subordinated notes.

   Income Taxes. Our effective tax rate in 2000 was 41.9%, as compared with an effective tax rate of 40.7% in 1999. Our effective tax rate increased as a result of our reversal in 1999 of certain tax liabilities that we had previously accrued.

   Gain (Loss) from Discontinued Operations. The loss, net of income taxes, from discontinued operations was negligible in 2000, and was $1.9 million in 1999. The loss from discontinued operations in 1999 reflects the loss incurred on the sale of Chesapeake, net of income taxes, which was partially offset by income from the operations of Ultrafryer.

Comparisons of Fiscal Years Ended December 26, 1999 (52 Weeks) and December 27, 1998 (52 Weeks)

   System-Wide Sales. System-wide sales increased by $302.0 million, or 16.7%, to approximately $2.1 billion in 1999 from approximately $1.8 billion in 1998. System-wide sales increases in 1999 were due primarily to our acquisitions of Seattle Coffee and Cinnabon in 1998, new unit growth within our chicken brands, and an increase in comparable sales in our domestic markets, offset by weaker foreign currencies (measured on a constant currency basis), primarily in Asia. In 1999, we opened 262 restaurants, bakeries and cafes domestically, and 95 restaurants, bakeries and cafes in international markets. However, international system-wide sales did not experience growth in 1999 related to these new unit openings, due to weaker foreign currencies. As of December 26, 1999, there were 3,374 system-wide units open, as compared with 3,131 as of December 27, 1998.

 Company-Operated Unit Sales

   Chicken. Company-operated chicken restaurant sales increased by $18.5 million, or 4.2%, to $462.8 million in 1999 from $444.3 million in 1998. The increase resulted from the opening of 32 new units and comparable sales increases within our chicken brands. As of December 26, 1999, we had 669 company-operated chicken restaurants open, as compared with 662 as of December 27, 1998.

   Bakery. Company-operated bakery sales increased by $49.7 million, or 218.4%, to $72.5 million in 1999 from $22.8 million in 1998. The increase was due primarily to the full year recognition of revenues from our acquisition of Cinnabon in October 1998. As of December 26, 1999, we had 195 company-operated bakery units open, as compared with 212 as of December 27, 1998.

   Cafe Company-operated cafe sales increased by $4.7 million, or 23.3%, to $25.1 million in 1999 from $20.4 million in 1998. The increase was due primarily to the full year recognition of revenues from our acquisition of Seattle Coffee in March 1998. As of December 26, 1999, we had 76 company-operated cafes open, as compared with 59 as of December 27, 1998.

   Wholesale Coffee Sales. Wholesale coffee sales increased by $14.0 million, or 38.3%, to $50.4 million in 1999 from $36.4 million in 1998. The increase was due primarily to the full year recognition of revenues resulting from our acquisition of Seattle Coffee in March 1998.

 Franchise Royalties and Fees

   Chicken. Chicken franchise royalty revenues increased by $7.9 million, or 13.8%, to $64.8 million in 1999 from $56.9 million in 1998. The increase was due to an increase in domestic comparable sales and new unit growth. The increase was partially offset by a decrease in international comparable sales at both Popeyes and Church's in 1999. As of December 26, 1999, we had 2,219 domestic and international franchised chicken restaurants open, as compared with 2,029 as of December 27, 1998. Chicken franchise fee revenue increased by $2.6 million, or 53.1%, to $7.5 million in 1999 from $4.9 million in 1998. The increase resulted from fees generated as a result of the default by one of our franchisees under its development agreement, as well as our opening of 172 new domestic franchises in 1999, as compared with 134 in 1998, and 80 new international franchises in 1999, as compared with 71 in 1998.

   Bakery. Bakery franchise royalty revenues increased by $3.2 million, or 335.1%, to $4.2 million in 1999 from $1.0 million in 1998. The increase was due primarily to the full year recognition of royalties after our acquisition of Cinnabon in October 1998, as well as increased unit growth. As of December 26, 1999, we had 193 domestic and international franchised bakeries open, as compared with 157 as of December 27, 1998. Bakery franchise fee revenue increased by $0.1 million, or 14.7%, to $0.5 million in 1999 from $0.4 million in 1998. The increase resulted primarily from our opening of 41 new franchised bakeries in 1999, as compared with five bakeries in 1998, and was partially offset by fees that were received in 1998 but did not recur in 1999.

   Cafe Cafe franchise royalty revenues increased by $0.5 million, or 318.1%, to $0.7 million in 1999 from $0.2 million in 1998. The increase was due primarily to the full year recognition of royalties after our acquisition of Seattle Coffee in March 1998, as well as increased unit growth. As of December 26, 1999, we had 22 domestic and international franchised cafes open, as compared with 12 as of December 27, 1998. Cafe franchise fee revenue decreased by $0.6 million, or 84.4%, to $0.1 million in 1999 from $0.7 million in 1998. The decrease was due primarily to the receipt of $0.7 million in fees that were received in 1998 but did not recur in 1999, and was partially offset by the opening of ten new franchised cafes in 1999, as compared with three in 1998.

 Company-Operated Operating Profit

   Chicken. Company-operated chicken restaurant operating profit increased by $8.9 million, or 11.5%, to $87.5 million in 1999 from $78.6 million in 1998. The increase was due to increases in comparable sales and a 4.6% reduction in average poultry prices. Company-operated chicken restaurant operating profit as a percentage of company-operated chicken restaurant sales was 18.9% in 1999, as compared with 17.7% in 1998.

   Bakery. Company-operated bakery operating profit increased by $8.3 million, or 159.4%, to $13.5 million in 1999 from $5.2 million in 1998. The increase was due primarily to the full year recognition of operating profit resulting from our acquisition of Cinnabon in October 1998. Company-operated bakery operating profit as a percentage of company-operated bakery sales was 18.6% in 1999, as compared with 22.8% in 1998. The decrease as a percentage of sales in 1999 was due to the seasonality of Cinnabon, which generates higher operating profit during the Thanksgiving and Christmas shopping seasons, and had limited operations in 1998 due to its acquisition in October of that year.

   Cafe Company-operated cafe operating profit decreased by $0.2 million, or 6.1%, to $3.1 million in 1999 from $3.3 million in 1998. Company-operated cafe operating profit as a percentage of company-operated cafe sales was 12.1% in 1999, as compared with 16.4% in 1998. The decrease as a percentage of sales in 1999 was due to an increase in 1999 in the number of openings of new cafes which generally take a period of time to mature in their operations, as well as the failure of certain of these cafes to meet anticipated performance levels in 1999.

   Wholesale Coffee Operating Profit. Wholesale coffee operating profit increased by $4.4 million, or 47.5%, to $13.7 million in 1999 from $9.3 million in 1998. The increase was due primarily to the full year recognition of operating profit from our acquisition of Seattle Coffee in March 1998. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 27.2% in 1999, as compared with 25.5% in 1998.

   General and Administration Expenses. General and administrative expenses increased by $10.8 million, or 12.7%, to $96.5 million in 1999 from $85.7 million in 1998. The increase was due primarily to the inclusion of a full year of general and administrative expenses incurred at Seattle Coffee and Cinnabon, which we acquired in 1998. In 1999, Seattle Coffee and Cinnabon accounted for $8.8 million of the total increase in general and administrative expenses, and our chicken brands contributed an additional $4.5 million. This increase was partially offset by decreases in our general liability insurance expense, as well as the reimbursement of marketing expenses incurred by us in the last half of 1999. General and administrative expenses as a percentage of total revenues were 13.8% in 1999, as compared with 14.3% in 1998.

   Depreciation and Amortization. Depreciation and amortization decreased by $3.1 million, or 6.7%, to $42.1 million in 1999 from $45.2 million in 1998. In 1999, we re-estimated the useful lives of certain buildings, equipment and leasehold improvements, increasing some and decreasing others. In some cases, the lives were not adjusted. In 1999, the impact of our change in the estimated useful lives of these assets resulted in a decrease in depreciation and amortization of $7.5 million. The decrease was offset by added depreciation and amortization from our Seattle Coffee, Cinnabon and Pine Tree acquisitions. Depreciation and amortization as a percentage of total revenues was 6.0% in 1999, as compared with 7.6% in 1998.

   Charges for Restaurant Closings. Charges for restaurant, bakery and cafe closings, other than charges for Pine Tree restaurant closings, increased by $0.5 million, or 168.5%, to $0.8 million in 1999 from $0.3 million in 1998. The increase resulted from the closure of nine Church's restaurants in 1999, as compared with five Church's restaurants in 1998.

   Charges for Pine Tree Restaurant Closings. Charges for Pine Tree restaurant closings decreased by $4.9 million, or 57.9%, to $3.6 million in 1999 from $8.5 million in 1998. These charges resulted from the closure of 14 of the 66 Pine Tree restaurants that previously had been converted to Popeyes restaurants in 1998, as compared with five Pine Tree restaurant closings in 1999.

   Software Write-Offs. We wrote-off expenses of $3.8 million in 1999 and $5.0 million in 1998 that related to our restaurant back office automation system that was under development. The expenses incurred in 1999 and 1998 constituted the entire cost of the system.

   Income from Continuing Operations. Excluding charges for restaurant closings, charges for Pine Tree restaurant closings, and software write-offs, income from continuing operations increased by $26.8 million, or 67.6%, to $66.4 million in 1999 from $39.6 million in 1998. The increase was due to the full year recognition of revenues and expenses resulting from our acquisitions of Seattle Coffee and Cinnabon, an increase in comparable sales and lower depreciation expense. Our chicken brands contributed $14.5 million, or 20.7%, to the increase in income from continuing operations.

   Interest Expense, Net. Interest expense, net of capitalized interest, increased by $3.4 million, or 11.2%, to $34.2 million in 1999 from $30.8 million in 1998. The increase was due to higher levels of average debt incurred in connection with our Pine Tree, Seattle Coffee and Cinnabon acquisitions in 1998, as well as higher effective interest rates.

   Income Taxes. Our effective tax rate for 1999 was 40.7%, as compared with an effective tax rate benefit of 32.8% in 1998. The effective tax rate benefit of 32.8% in 1998 was less than the U.S. statutory rate as a result of the nondeductible amortization of goodwill.

   Gain (Loss) from Discontinued Operations. The loss, net of income taxes, from discontinued operations decreased by $3.4 million, or 63.2%, to $1.9 million in 1999 from $5.3 million in 1998. The loss reflects the operating results of Chesapeake's operations, as well as the loss on the sale of Chesapeake, and income from Ultrafryer's operations. The loss from discontinued operations in 1998 includes a $4.6 million write-down, net of income taxes, of Chesapeake's intangible assets. In 1999, we incurred a loss of $1.7 million on the sale of Chesapeake, net of income taxes.

Liquidity and Capital Resources

   We have financed our business activities primarily with funds generated from operating activities, proceeds from the issuance of our senior subordinated notes and borrowings under our bank credit facility.

   Net cash provided by operating activities for 1998, 1999 and 2000 was $46.0 million, $54.8 million and $62.3 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of December 27, 1998, December 26, 1999 and December 31, 2000, was $10.8 million, $3.3 million and $4.2 million, respectively. The increase in available cash and cash equivalents, net of bank overdrafts, in 2000 was due primarily to the sale of 35 of our company-operated Popeyes restaurants located primarily in the Houston, Texas area. The decrease in available cash and cash equivalents, net of bank overdrafts, in 1999 was due primarily to the timing of accounts payable payments made at year end 1999, as compared with year end 1998. The decrease in available cash and cash equivalents, net of bank overdrafts, in 1998 was primarily due to the acquisitions of Pine Tree, Seattle Coffee and Cinnabon.

   Net cash used in investing activities in 1998, 1999 and 2000 was $188.7 million, $47.4 million and $24.8 million, respectively. In 2000, we invested $51.5 million in property and equipment, which was offset by the receipt of $24.5 million in proceeds from the sale of fixed assets. In 1999, we invested $53.3 million in property and equipment and $3.8 million in connection with our turnkey development program. In 1998, we used $44.0 million in net cash in connection with our acquisition of Seattle Coffee and $67.5 million in net cash in connection with our acquisition of Cinnabon.

   Net cash used in financing activities in 1999 and 2000 was $2.0 million and $36.4 million, respectively. In 2000, we paid off $12.7 million under our bank credit facility and repurchased approximately $17.0 million of senior subordinated notes. In 1999, we made principal payments of approximately $10.4 million on our term loans, and repurchased approximately $8.0 million of senior subordinated notes. In addition, we amended our bank credit facility and borrowed an additional $25.0 million pursuant to a Tranche B term loan. We repaid $6.0 million under our acquisition facility and $7.0 million under our revolving credit facility in 1999.

   Net cash provided by financing activities in 1998 was $126.9 million. In 1998, we financed our acquisition of Cinnabon by adding a $50.0 million Tranche B term loan to our bank credit facility. We also borrowed $68.0 million under our acquisition facility and $7.0 million under our revolving credit facility to finance our acquisition of Pine Tree and Seattle Coffee. In addition, we received $19.3 million in net proceeds from the sale of common stock to assist us in financing our acquisition of Cinnabon.

Capital Expenditures

   Our capital expenditures consist of re-imaging activities, new unit construction and development, equipment replacements, maintenance and general capital improvements, capital expenditures related to our Seattle Coffee wholesale operations, the purchase of new restaurant, bakery and cafe equipment, and improvements at various corporate offices. In particular, capital expenditures related to re-imaging activities consist of significant restaurant, bakery and cafe renovations, upgrades and improvements, which on a per restaurant basis typically cost between $70,000 and $180,000.

   During 2000, we invested $51.5 million in various capital projects, including $10.1 million in new restaurant, bakery and cafe locations, $19.3 million in our re-imaging program, $2.4 million in our Seattle Coffee wholesale operations, $4.7 million in new management information systems, $11.3 million in other capital assets to maintain, replace and extend the lives of restaurant, bakery and cafe equipment and facilities, and $3.7 million to complete other corporate projects. Of the $51.5 million invested in 2000, $15.9 million was funded from the sale of fixed assets. Compared with 1999, our capital expenditures in 2000 decreased by $1.8 million.

   During 1999, we invested $53.3 million in various capital projects, including $24.8 million in new restaurant, bakery and cafe locations, $6.6 million in our re-imaging program, $2.1 million in our Seattle Coffee wholesale operations, $3.3 million in new management information systems, $6.6 million in other capital assets to maintain, replace and extend the lives of restaurant, bakery and cafe equipment and facilities, and $9.9 million to complete other corporate projects. Compared with 1998, our capital expenditures in 1999 increased by $17.6 million.

   Substantially all of our capital expenditures have been financed using cash provided from normal operating activities and borrowings under our bank credit facility.

   In 2001, we plan to invest approximately $42.2 million in capital expenditures. We estimate $16.4 million will be used for growth initiatives and re-imaging existing restaurants, bakeries and cafes $4.4 million will be used in our Seattle Coffee wholesale, production and distribution operations, $11.1 million will be used for maintaining, replacing and extending the lives of restaurant, bakery and cafe equipment and facilities, and the remaining $10.3 million will be used to complete other corporate projects. We intend to finance these investments using cash from operations and borrowings under our bank credit facility. In addition, we may finance a portion of our re-imaging activities in 2001 using the proceeds from the sale of company-operated units to franchisees from time to time.

   Over the next several years, we plan to sell a significant number of our company-operated units to new and existing franchisees who commit to develop additional units in order to fully penetrate a particular market or markets. We will use the proceeds from the sale of these units to accelerate our planned re-imaging activities, finance the construction and development of additional restaurant, bakery and cafe units within our model markets from time to time, and reduce our outstanding indebtedness.

   Based upon our current level of operations and anticipated growth, we believe that available cash provided from operating activities, available borrowings under our bank credit facility and proceeds obtained from the sale of company-operated restaurants, bakeries and cafes to franchisees from time to time, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments under our senior subordinated notes and our bank credit facility for the next 15 months.

Long Term Debt

   Bank Credit Facility. In May 1997, we entered into a credit agreement with Goldman Sachs Credit Partners L.P., Canadian Imperial Bank of Commerce and certain other lenders, which consists of a $50.0 million, five-year Tranche A term loan, a $25.0 million revolving credit facility and a $100.0 million acquisition facility. Under the terms of the bank credit facility, we may also obtain letters of credit. The Tranche A term loan and the acquisition facility are currently due in installments through June 30, 2002. The Tranche A term loan, the acquisition facility and the revolving credit facility bear interest at our election at either a defined base rate plus an applicable margin, or LIBOR plus an applicable margin. The interest rate margins are based on financial leverage ratios, and may fluctuate because of a change in these ratios. The margins are currently 0.625% for the defined base rate and 1.625% for the LIBOR rate. We pay yearly commitment fees on the unused portions of our revolving credit facility and acquisition facility in an amount ranging from 0.25% to 0.50% of the unused amounts, based on certain financial ratios, as well as a customary annual agent's fee. We also pay fees of 1.625% of amounts outstanding under letters of credit issued under the bank credit facility, plus standard issuance and administrative charges.

   In connection with the acquisition of Cinnabon, we amended our bank credit facility to add a $50.0 million Tranche B term loan due in installments through June 30, 2004. In October 1999, we further amended our bank credit facility to add an additional $25.0 million to the borrowing capacity under our Tranche B term loan. At our election, the Tranche B term loans bear interest at a defined base rate plus an applicable margin or LIBOR plus an applicable margin. The interest rate margins are based on financial leverage ratios, and may fluctuate because of a change in these ratios. The margins are currently 1.50% for the defined base rate and 2.50% for the LIBOR rate.

   Amounts repaid or prepaid under the Tranche A and Tranche B term loans may not be re-borrowed. Amounts repaid or prepaid under the acquisition facility currently may be re-borrowed for acquisitions through May 21, 2001. Amounts repaid or prepaid under the revolving credit facility may be re-borrowed through June 30, 2002.

   We have entered into an amendment to our bank credit facility, which became effective upon the closing of our initial public offering. The amendment provides that amounts that remain available for borrowing, or that have been repaid or prepaid, under the acquisition facility, may be borrowed or re-borrowed for potential acquisitions, as well as for expenditures required for our new re-imaging program and general corporate purposes, through June 30, 2002. In addition, pursuant to the terms of the amendment, all amounts outstanding under the acquisition facility are due in full, without installments, on June 30, 2002.

   Principal repayments under the term loans have been due in quarterly installments of $0.1 million since December 31, 1998 and increase to $5.6 million beginning on September 30, 2002. As of December 31, 2000, total amounts outstanding under our bank credit facility included: Tranche A term loan--$24.3 million due in installments through June 30, 2002; Tranche B term loan--$72.3 million due in installments through June 30, 2004; and acquisition facility-- $62.0 million due in installments through June 30, 2002. However, pursuant to the terms of the amendment to the bank credit facility, all amounts outstanding under the acquisition facility are due in full, without installments, on June 30, 2002.

   The bank credit facility contains financial and other covenants, including covenants requiring us to maintain various financial ratios, restricting our ability to incur indebtedness or to create or suffer to exist various liens, and restricting the amount of capital expenditures that we may incur. The bank credit facility also restricts our ability to engage in mergers or acquisitions, sell assets, enter into leases or make junior payments, including cash dividends. As of December 31, 2000, we were in compliance with all required covenants. Upon our receipt of proceeds from the sale of assets or certain other events, we generally are required to prepay the term loans, acquisition facility and revolving credit facility, unless such proceeds are reinvested in certain assets. The bank credit facility is secured by a first priority security interest in substantially all of our assets. Our subsidiaries are required to guarantee our obligations under the bank credit facility.

   We used the net proceeds from our initial public offering to repay approximately $48 million of the $62.0 million currently outstanding under the $100.0 million acquisition facility of our bank credit facility. We intend to borrow under this acquisition facility (including re-borrowing amounts repaid with the proceeds of our initial public offering) to finance a portion of the funds required for our new re-imaging program and general corporate purposes.

   Senior Subordinated Notes. In May 1997, we completed an offering of $175.0 million of 10.25% senior subordinated notes due May 2007. Interest is payable on May 15 and November 15 of each year. The senior subordinated notes are redeemable prior to May 15, 2002 in whole, but not in part, at our option, upon the occurrence of a change of control, at a redemption price of 100% plus an additional make-whole premium. After May 15, 2002, we may redeem the senior subordinated notes in whole or in part at any time prior to maturity at the applicable redemption prices, plus accrued and unpaid interest, if any.

   The senior subordinated notes restrict us from incurring additional non-permitted indebtedness, engaging in certain mergers or consolidations, paying cash dividends, making certain restricted payments or investments (including certain stock repurchases), granting certain liens or permitting subsidiaries to incur guarantees of indebtedness. Upon the occurrence of a change in control, each holder of the notes may require us to repurchase all or a portion of the notes of the holder at 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. As of December 31, 2000, we were in compliance with all required covenants. The senior subordinated notes are unsecured and are subordinate in right of payment to all existing and future senior indebtedness.

   During the fourth quarter of 1999, we repurchased $8.0 million of our senior subordinated notes at a slight discount using proceeds from our Tranche B term loan. During the first quarter of 2000, we repurchased $5.0 million of our senior subordinated notes at a slight premium. In the second quarter of 2000, we repurchased an additional $12.0 million of our senior subordinated notes at a slight discount. These repurchases were financed with cash from operations. From time to time, we may repurchase more of our senior subordinated notes in the open market.

Long-Term Employee Success Plan

   Under our Long-Term Employee Success Plan, if our common stock is publicly traded and the average stock price per share is at least $46.50 for a period of 20 consecutive trading days, or our earnings per share for any of the years 2001, 2002 or 2003 is at least $3.375, bonuses become payable to all employees hired before January 1, 2003 who have been actively employed through the last day of the period in which we attain either of these financial performance standards. Employee payouts range from 10% to 110% of the individual employee's base salary at the time either of the standards is met. The percentage is based upon the individual employee's original date of hire, and can amount to as much as 110% for an employee whose date of hire was prior to January 1, 1998. The bonuses are payable in shares of our common stock or, to the extent an employee is eligible, deferred compensation, and may be paid in cash if an employee elects to receive a cash payment and our board of directors agrees to pay the bonus in cash. If neither of our financial performance standards has been achieved by December 28, 2003, the plan and our obligation to make any payments under the plan would terminate.

   The payment of bonuses that may be required under our Long-Term Employee Success Plan, whether in cash or stock, may have a material adverse effect on our earnings per share for the fiscal quarter and year in which the bonuses are paid, and could adversely affect our compliance with the covenants and restrictions contained in our bank credit facility and our senior subordinated notes indenture. Further, we may not have sufficient cash resources to pay these bonuses in cash at the time they become payable, which would cause us to pay all or a portion of the bonuses using shares of our common stock. Assuming that the financial performance standards were achieved as of December 31, 2000, we estimate that we would be obligated to pay bonuses with an aggregate value of up to approximately $75 million. However, assuming that our historical employee turnover and retention rates continue, and that either of the financial performance standards was achieved as of December 28, 2003, we estimate that we would only be obligated to pay bonuses with an aggregate value of up to approximately $45 million.

Year 2000

   We adopted a Year 2000 plan to prepare our information technology systems and non-information technology systems for the Year 2000 issue. We have not experienced any significant Year 2000 failures either internally or from our vendors and suppliers or our franchise community. There can be no certainty that failures or problems related to Year 2000 might not develop in the future, but we do not believe any such failures or problems are reasonably likely to materially disrupt our business.

   Through December 31, 2000, we incurred approximately $1.0 million in Year 2000 costs, which was funded using cash from operations. These costs consisted primarily of fees paid to outside consultants who helped develop a strategy to assess our Year 2000 issues and completed this assessment. We do not anticipate incurring more costs associated with Year 2000 problems.

Impact of Inflation

   We believe that, over time, we generally have been able to pass along inflationary increases in our costs through increased prices of our menu items, and the effects of inflation on our net income historically have not been, and are not expected to be, materially adverse. Due to competitive pressures, however, increases in prices of menu items often lag inflationary increases in costs.

Seasonality

   Our Cinnabon bakeries and Seattle Coffee cafes have traditionally experienced the strongest operating results during the holiday shopping season between Thanksgiving and Christmas. Any factors that cause reduced traffic at our Cinnabon bakeries and Seattle Coffee cafes during this period would impair their ability to achieve normal operating results.

Tax Matters

   In January 2000, the IRS concluded an audit of our 1996 return without making any material adjustments to our taxable income as originally reported. The statute of limitations remains open with respect to income tax returns that we have filed for the fiscal years 1997 forward. Consequently, we could be audited for any of these additional fiscal years. Presently, we do not believe that we have any tax matters that could materially affect our financial statements.

   In connection with our Cinnabon acquisition, we acquired net operating loss carryforwards of $13.4 million and tax credit carryforwards of $1.8 million. The utilization of these tax carryforwards is restricted under the Internal Revenue Code. Consequently, the deferred tax asset related to these items has been offset partially on our balance sheet with a valuation allowance of $7.1 million. Accordingly, the balance sheet does not reflect a net deferred tax asset for these tax carryforwards.

Recent Accounting Pronouncements

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As issued, this statement was to become effective for financial statements for periods beginning after June 15, 1999. However, in June 1999, Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" was issued. As a result, the statement became effective beginning after June 15, 2000. In June 2000, Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued. This statement amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. We do not believe the implementation of FASB Statement No. 133 or FASB Statement No. 138 will have a material effect on our consolidated financial statements.

Risks Factors That May Affect Results of Operations and Financial Condition

If the cost of chicken or green coffee beans increases, our cost of sales will increase and our operating results could be adversely affected.

   The principal food products used by our company-operated and franchised restaurants and cafes are chicken and green coffee beans. Any material increase in the costs of these food products could adversely affect our operating results. In particular, for 1999 and 2000, approximately 47% and 46% of the cost of sales for our company-operated chicken restaurants were attributable to the purchase of fresh chicken. Our cost of sales is significantly affected by increases in the cost of chicken, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, and greater international demand for domestic chicken products. Because our purchasing agreements for fresh chicken allow the prices that we pay for chicken to fluctuate, a rise in the prices of chicken products could expose us to cost increases. In addition, the supply and prices of green coffee beans are volatile. Although most coffee beans trade in the commodity market, the prices of the coffee beans of the quality that we use tend to trade on a negotiated basis at a premium above the commodity market prices. The supply and prices of coffee beans can be affected by many factors, including the weather and political and economic conditions in producing countries. If we fail to anticipate and react to increasing food costs by adjusting our purchasing practices, our cost of sales may increase and our operating results could be adversely affected.

If we face labor shortages or increased labor costs, our growth and operating results could be adversely affected.

   Labor is a primary component in the cost of operating our restaurants, bakeries and cafes As of December 31, 2000, we employed approximately 12,000 hourly-paid employees in our company-operated units. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our and our franchisees' ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant, bakery and cafe managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas. Although we have not yet experienced any significant problems in recruiting or retaining employees, any future inability to recruit and retain sufficient individuals may delay the planned openings of new units. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.

If we are unable to franchise a sufficient number of restaurants, bakeries and cafes our growth strategy could fail.

   As of December 31, 2000, we franchised 2,105 Popeyes, Church's, Cinnabon and Seattle Coffee units domestically and 657 units internationally. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants, bakeries and cafes both through sales of new franchises and sales of existing company-operated units to new and existing franchisees. If we are unable to franchise a sufficient number of restaurants, bakeries and cafes our growth strategy could fail.

   Our ability to successfully franchise additional restaurants, bakeries and cafes will depend on various factors, including the availability of suitable sites, the negotiation of acceptable leases or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees, our ability to manage this anticipated expansion, and general economic and business conditions. Many of the foregoing factors are beyond the control of our franchisees. Further, there can be no assurance that our franchisees will successfully develop or operate their units in a manner consistent with our concepts and standards, or will have the business abilities or access to financial resources necessary to open the units required by their agreements. Historically, there have been many instances in which Church's and Popeyes franchisees have not fulfilled their obligations under their development agreements to open new units.

Because our operating results are closely tied to the success of our franchisees, the failure of one or more of these franchisees could adversely affect our operating results.

   Our operating results are increasingly dependent on our franchisees and, in some cases, certain franchisees that operate a large number of our restaurants and bakeries. How well our franchisees operate their units is outside of our direct control. Any failure of these franchisees to operate their franchises successfully could adversely affect our operating results. From the beginning of 1996 to the end of 2000, the number of our franchised units increased from 1,477 to 2,762. We currently have over 500 franchisees. In addition, one of our domestic franchisees currently operates over 150 Popeyes restaurants, another domestic franchisee currently operates approximately 100 Church's restaurants, and another domestic franchisee currently operates over 100 Cinnabon bakeries. In addition, each of our international franchisees is generally responsible for the development of significantly more restaurants, bakeries and cafes than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully.

Our expansion into new markets may present additional risks that could adversely affect the success of our new units, and the failure of a significant number of these units could adversely affect our operating results.

   We expect to enter into new geographic markets in which we have no prior operating or franchising experience. We face challenges in entering new markets, including consumers' lack of awareness of our brands, difficulties in hiring personnel, and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. Any failure on our part to recognize or respond to these differences may adversely affect the success of our new units. The failure of a significant number of the units that we open in new markets could adversely affect our operating results.

Changes in consumer preferences and demographic trends, as well as concerns about food quality, could result in a loss of customers and reduce our revenues.

   Foodservice businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. We and our franchisees are, from time to time, the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may harm the reputation of our and our franchisees' restaurants, bakeries or cafes regardless of whether the allegations are valid, we are found liable or those concerns relate only to a single unit or a limited number of units. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also adversely affect our business as a whole. If we are unable to adapt to changes in consumer preferences and trends, or we have adverse publicity due to any of these concerns, we may lose customers and our revenues may decline.

If we are unable to compete successfully against other companies in the foodservice industry or to develop new products that appeal to consumer preferences, we could lose customers and our revenues may decline.

   The foodservice industry, and particularly the QSR segment, is intensely competitive with respect to price, quality, brand recognition, service and location. If we are unable to compete successfully against other foodservice providers, we could lose customers and our revenues may decline. We compete against other QSRs, including chicken, hamburger, pizza, Mexican and sandwich restaurants, other purveyors of carry out food and convenience dining establishments, including national restaurant chains. Many of our competitors possess substantially greater financial, marketing, personnel and other resources than we do. There can be no assurance that consumers will continue to regard our products favorably, that we will be able to develop new products that appeal to consumer preferences, or that we will be able to continue to compete successfully in the QSR industry. In addition, KFC, our primary competitor in the chicken segment of the QSR industry, has far more units, greater brand recognition and greater financial resources, all of which may affect our ability to compete.

   Our Cinnabon bakeries compete directly with national chains located in malls and transportation centers such as Auntie Anne's, The Great American Cookie Company, T.J. Cinnamon's and Mrs. Fields, as well as numerous regional and local companies. Our Cinnabon bakeries also compete indirectly with other QSRs, traditional bakeries, donut shops, ice cream and frozen yogurt shops and pretzel and cookie companies.

   Our Seattle Coffee brands compete directly with specialty coffees sold at retail through supermarkets, specialty retailers, and a growing number of specialty coffee cafes Seattle Coffee also competes directly with all restaurant and beverage outlets that serve coffee, including Starbucks, and a growing number of espresso kiosks, carts, and coffee cafes Starbucks has far more units, greater brand recognition and greater financial resources, all of which may affect our ability to compete with Starbucks. Our Seattle Coffee brands compete indirectly with all other coffees on the market, including those marketed and sold by companies such as Kraft Foods, Procter & Gamble and Nestle.

Our quarterly results and comparable unit sales may fluctuate significantly and could fall below the expectations of securities analysts and investors, which could cause the market price of our common stock to decline.

   Our quarterly operating results and comparable unit sales have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. If our quarterly results or comparable unit sales fluctuate or fall below the expectations of securities analysts and investors, the market price of our common stock could decline. Our business is subject to seasonal fluctuations which may cause our operating results to vary significantly depending upon the region of the U.S. in which a particular unit is located, as well as the time of year and the weather. For example, inclement weather may reduce the volume of consumer traffic at QSRs, and may impair the ability of our system-wide units to achieve normal operating results for short periods of time. In particular, our Cinnabon bakeries and Seattle Coffee cafes have traditionally experienced the strongest operating results during the holiday shopping season between Thanksgiving and Christmas. Consequently, any factors that cause reduced traffic at our Cinnabon bakeries and Seattle Coffee cafes during this period would have a greater effect because of this seasonality.

   Factors that may cause our quarterly results and comparable unit sales to fluctuate include the following:

  .  the disposition of company-operated restaurants;

  . the opening of new restaurants, bakeries and cafes by us or our franchisees;

  .  increases in labor costs;

  .  increases in the cost of food products;

  . the ability of our franchisees to meet their future commitments under development agreements;

  .  consumer concerns about food quality;

  . the level of competition from existing or new competitors in the chicken, cinnamon roll and specialty coffee QSR industries; and

  . economic conditions generally, and in each of the markets in which we or our franchisees are located.

   Accordingly, results for any one quarter are not indicative of the results to be expected for any other quarter or for the full year, and comparable unit sales for any future period may decrease.

We are subject to extensive government regulation, and our failure to comply with existing regulations or increased regulations could adversely affect our business and operating results.

   We are subject to numerous federal, state, local and foreign government laws and regulations, including those relating to:

     .  the preparation and sale of food;

     .  building and zoning requirements;

     .  environmental protection;

     .  minimum wage, overtime and other labor requirements;

     .  compliance with the Americans with Disabilities Act; and

     .  working and safety conditions.

   If we fail to comply with existing or future regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

   We are also subject to regulation by the Federal Trade Commission and to state and foreign laws that govern the offer, sale and termination of franchises and the refusal to renew franchises. The failure to comply with these regulations in any jurisdiction or to obtain required approvals could result in a ban or temporary suspension on future franchise sales or require us to make a recission offer to franchisees, any of which could adversely affect our business and operating results.

If our senior management left us, our operating results could be adversely affected, and we may not be able to attract and retain additional qualified management personnel.

   We are dependent on the experience and industry knowledge of Frank J. Belatti, our Chairman of the Board and Chief Executive Officer, Dick R. Holbrook, our President and Chief Operating Officer, Gerald J. Wilkins, our Executive Vice President and Chief Financial Officer, and other members of our senior management. If for any reason our senior executives do not continue to be active in management, our operating results could be adversely affected. Additionally, we cannot assure you that we will be able to attract and retain additional qualified senior executives as needed in the future. We have entered into employment agreements with each of Messrs. Belatti, Holbrook and Wilkins. However, these agreements do not ensure their continued employment with us.

We continue to increase the size of our franchisee system, and this growth may place a significant strain on our resources.

   The continued growth of our franchisee system will require the implementation of enhanced business support systems, management information systems and additional management, franchise support and financial resources. Failure to implement these systems and secure these resources could have a material adverse affect on our operating results. There can be no assurance that we will be able to manage our expanding franchisee system effectively.

Shortages or interruptions in the supply or delivery of fresh food products could adversely affect our operating results.

   We and our franchisees are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.

Bonuses that may be payable pursuant to our Long-Term Employee Success Plan could have a material adverse affect on our earnings for the fiscal quarter and year in which the bonuses are paid, and could adversely affect our compliance with the covenants and restrictions contained in our bank credit facility and senior subordinated notes indenture.

   Under our Long-Term Employee Success Plan, if our common stock is publicly traded and the average stock price per share is at least $46.50 for a period of 20 consecutive trading days, or our earnings per share for any of the years 2001, 2002 or 2003 is at least $3.375, bonuses become payable to all employees hired before January 1, 2003 who have been actively employed through the last day of the period in which we attain either of these financial performance standards. The bonuses are payable in shares of our common stock or, to the extent an employee is eligible, deferred compensation, and may be paid in cash if an employee elects to receive a cash payment and our board of directors agrees to pay the bonus in cash.

   The payment of bonuses that may be required under our Long-Term Employee Success Plan, whether in cash or stock, may have a material adverse effect on our earnings per share for the fiscal quarter and year in which the bonuses are paid, and could adversely affect our compliance with the covenants and restrictions contained in our bank credit facility and senior subordinated notes indenture. Further, we may not have sufficient cash resources to pay these bonuses in cash at the time they become payable, which would cause us to pay all or a portion of the bonuses using shares of our common stock. Assuming that the financial performance standards were achieved as of December 31, 2000, we estimate that we would be obligated to pay bonuses with an aggregate value of up to approximately $75 million. If neither of our financial performance standards has been achieved by December 28, 2003, the plan and our obligation to make any payments under the plan would terminate.

Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.

   As of December 31, 2000, we had three company-operated cafes and a wholesale coffee distribution center in Canada, and had 657 franchised restaurants, bakeries and cafes in 27 foreign countries, including a significant number of franchised restaurants in Asia. Our revenues from foreign franchisees consist of royalties and other fees payable in U.S. dollars. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees' operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees' operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries.

   We intend to expand our international franchise operations significantly over the next several years. In particular, we may participate in international joint ventures that will operate a number of our restaurants, bakeries and cafes. These joint ventures could increase our exposure to the risks associated with doing business in foreign countries, including limits on the repatriation of cash and the risk of asset expropriation. We expect that the portion of our revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and branded products and adversely affect our business.

   We depend in large part on our brands and branded products and believe that they are very important to the conduct of our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brands and branded products. The success of our expansion strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We also use our trademarks and other intellectual property on the Internet. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance.

   We franchise our restaurants, bakeries and cafes to various franchisees. While we try to ensure that the quality of our brands and branded products is maintained by all of our franchisees, we cannot assure you that these franchisees will not take actions that adversely affect the value of our intellectual property or reputation.

   We have registered certain trademarks and have other trademark registrations pending in the U.S. and foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries in which we do business and may never be registered in all of these countries. We cannot assure you that we will be able to adequately protect our trademarks or that our use of these trademarks will not result in liability for trademark infringement, trademark dilution or unfair competition.

   We cannot assure you that all of the steps we have taken to protect our intellectual property in the U.S. and foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Further, through acquisitions of third parties, we may acquire brands and related trademarks that are subject to the same risks as the brands and trademarks we currently own.

If we open new restaurants, bakeries and cafes that are near existing units, the operating results of the existing units may decline, and the newly opened units may not be successful.

   As part of our growth strategy, we intend to open new restaurants, bakeries and cafes in our existing markets. Since we typically draw customers from a relatively small radius around each of our units, the operating results and comparable unit sales for existing restaurants, bakeries and cafes that are near the area in which a new unit opens may decline, and the new unit itself may not be successful, due to the close proximity of other units and market saturation.

Because many of our properties were used as retail gas stations in the past, we may incur substantial liabilities for remediation of environmental contamination at our properties.

   Approximately 150 of our owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination, as well as any other environmental conditions at our properties that are unrelated to underground storage tanks. If we are found liable for the costs of remediation of contamination at any of these properties, our operating expenses would likely increase and our operating results would be materially adversely affected. We have obtained insurance coverage that we believe will be adequate to cover any potential environmental remediation liabilities. However, there can be no assurance that the actual costs of any potential remediation liabilities will not materially exceed the amount of our policy limits.

Our bank credit facility and senior subordinated notes indenture may limit our ability to expand our business, and our ability to comply with the covenants, tests and restrictions contained in these agreements may be affected by events that are beyond our control.

   Our bank credit facility and senior subordinated notes indenture contain financial and other covenants requiring us, among other things, to maintain financial ratios and meet financial tests, restricting our ability to incur indebtedness, engage in mergers, acquisitions or reorganizations, pay dividends, and create or allow liens, and restricting the amount of capital expenditures that we may incur in any fiscal year. Additionally, our bank credit facility must be repaid completely in June 2004, and our senior subordinated notes are due in May 2007. The restrictive covenants in our bank credit facility or indenture may limit our ability to expand our business, and our ability to comply with these provisions and to repay or refinance our bank credit facility or indenture may be affected by events beyond our control. A failure to make any required payment under our bank credit facility or indenture or to comply with any of the financial and operating covenants included in the bank credit facility and indenture would result in an event of default, permitting the lenders to accelerate the maturity of the indebtedness. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Foreign Currency Exchange Rate Risk

   We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. In addition, a portion of our receivables are denominated in foreign currencies, which exposes us to exchange rate movements. Prior to 1999, we had not utilized hedging contracts to manage our exposure to foreign currency rate fluctuations because we determined the market risk associated with international receivables was not significant. However, since 1999 we have entered into hedging contracts with respect to the Korean Won to reduce our exposure to future foreign currency rate fluctuations.

 Interest Rate Risk

   Our net exposure to interest rate risk consists of our senior subordinated notes and borrowings under our bank credit facility. Our senior subordinated notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under our senior subordinated notes as of December 31, 2000 was $150.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of December 26, 1999, the fair value of our senior subordinated notes exceeded the carrying amount by approximately $0.8 million. As of December 31, 2000, the fair value of our senior subordinated notes equaled the carrying amount. Our bank credit facility has borrowings made pursuant to it that bear interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. The balances outstanding under our credit facility as of December 26, 1999 and December 31, 2000 totaled $171.2 million and $158.6 million, respectively. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our credit facility would be approximately $1.7 million and $1.6 million, respectively.

 Chicken Market Risk

   Our cost of sales is significantly affected by increases in the cost of chicken, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, and greater international demand for domestic chicken products. In order to ensure favorable pricing for our chicken purchases in the future, reduce volatility in chicken prices, and maintain an adequate supply of fresh chicken, our purchasing cooperative has entered into two types of chicken purchasing contracts with chicken suppliers. The first is a grain-based "cost-plus" pricing contract that utilizes prices that are based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the "Georgia whole bird market value". Under this contract, we and our franchisees pay the market price plus a premium for the cut specifications for our restaurants. The market-priced contracts have maximum and minimum prices that we and our franchisees will pay for chicken during the term of the contract. Both contracts have terms ranging from three to five years with provisions for certain annual price adjustments. In 1999 and 2000, approximately 47% of and 46% of the cost of sales for Popeyes and Church's was attributable to the purchase of fresh chicken. In 2000, we increased our purchase volume under the cost-plus pricing contracts, and reduced purchases under the market-based contracts, in order to further reduce our exposure to rising chicken prices.

 Coffee Bean Market Risk

   Our principal raw material in our Seattle Coffee operations is green coffee beans. The supply and prices of green coffee beans are volatile. Although most coffee beans trade in the commodity market, the prices of the coffee beans of the quality that we use tend to trade on a negotiated basis at a premium above the commodity market prices. The supply and prices of coffee beans can be affected by many factors, including weather, political and economic conditions in producing countries. We typically enter into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year, as negotiated with the individual supplier. As of December 31, 2000, we had commitments to purchase green coffee beans at a total cost of $9.0 million, which we anticipate will satisfy most of our green coffee bean requirements through December 31, 2001.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   We have included our consolidated financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporate by reference the relevant portions of those statements and information into this Item 8.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   No disagreements between us and our accountants have occurred within the 24-month period prior to the date of our most recent consolidated financial statements.

                                   Part III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table provides information about our executive officers and directors as of March 23, 2001.

          Name           Age                             Position(s)
          ----           ---                             ----------
Frank J. Belatti........  52 Chairman of the Board and Chief Executive Officer
Dick R. Holbrook........  48 President, Chief Operating Officer and Director
Gerald J. Wilkins.......  43 Executive Vice President and Chief Financial Officer
Samuel N. Frankel.......  63 Executive Vice President
Allan J. Tanenbaum......  54 Senior Vice President--Legal Affairs, General Counsel and Secretary
Jon Luther..............  57 President of Popeyes Chicken & Biscuits
Hala Moddelmog..........  45 President of Church's Chicken
Gregg A. Kaplan.........  44 President of Cinnabon
Steven Schickler........  48 President of Seattle Coffee
Mark J. Doran...........  37 Director
Matt L. Figel(1)........  41 Director
Kelvin J. Pennington....  42 Director
John M. Roth............  42 Director
Ronald P. Spogli........  52 Director
Peter Starrett..........  53 Director
William M. Wardlaw......  54 Director

--------
(1) Member of Audit Committee.

   Frank J. Belatti has served as Chairman of the Board and Chief Executive Officer since we commenced operations in November 1992, following the reorganization of our predecessor. From 1990 to 1992, Mr. Belatti was employed as President and Chief Operating Officer of HFS, the franchisor of hotels for Ramada and Howard Johnson. From 1989 to 1990, Mr. Belatti was President and Chief Operating Officer of Arby's, Inc., and from 1985 to 1989 he served as the Executive Vice President of Marketing at Arby's. From 1986 to 1990, Mr. Belatti also served as President of Arby's Franchise Association Service Corporation, which created and developed the marketing programs and new product development for the Arby's system. Mr. Belatti received the 1999 Entrepreneur Award from the International Franchise Association. Mr. Belatti serves as a member of the board of directors of RadioShack Corporation.

   Dick R. Holbrook has served as President and Chief Operating Officer since August 1995. From November 1992 to July 1995, Mr. Holbrook served as Executive Vice President and Chief Operating Officer. He has been a director since April 1996. From 1991 to 1992, Mr. Holbrook served as Executive Vice President of Franchise Operations for HFS. From 1972 to 1991, Mr. Holbrook served in various management positions with Arby's, most recently as Senior Vice President of Franchise Operations.

   Gerald J. Wilkins has served as Chief Financial Officer since December 1995 and as an Executive Vice President since December 2000. From 1993 to December 1995, Mr. Wilkins served as Vice President of International Business Planning at KFC International, Inc. Mr. Wilkins also served in senior management positions with General Electric Corporation from 1985 to 1993, including Assistant Treasurer of GE Capital Corporation from 1989 to 1992.

   Samuel N. Frankel has served as an Executive Vice President since January 1996. Mr. Frankel served as Secretary, General Counsel and a director from 1992 until February 2001. Prior to January 1996, Mr. Frankel spent 25 years with Frankel, Hardwick, Tanenbaum & Fink, P.C., an Atlanta, Georgia law firm which specialized in commercial transactions and business law, including franchising, licensing and distributorship relationships.

   Allan J. Tanenbaum has served as Senior Vice President--Legal Affairs, General Counsel and Secretary since February 2001. From June 1996 to February 2001, Mr. Tanenbaum served as a shareholder with Cohen Pollock Merlin Axelrod & Tanenbaum, P.C., an Atlanta, Georgia law firm, and prior to June 1996, for 25 years, as a shareholder with Frankel, Hardwick, Tanenbaum & Fink, P.C.

   Jon Luther has served as President of Popeyes Chicken & Biscuits since March 1997. From February 1992 to March 1997, Mr. Luther was President of CA One Services, Inc., a subsidiary of Delaware North Companies, Inc., a foodservice company.

   Hala Moddelmog has served as President of Church's Chicken since August 1995. From May 1993 to July 1995, Ms. Moddelmog was Vice President of Marketing and then Senior Vice President and General Manager for Church's. From 1990 to 1993, Ms. Moddelmog was Vice President of Product Marketing and Strategic Planning at Arby's Franchise Association Service Corporation.

   Gregg A. Kaplan has served as President of Cinnabon since October 1998. From March 1998 to September 1998, he served as President of our Bakery Cafe Group, and from June 1996 to March 1998, served as Vice President of Strategic Development. From December 1990 to January 1996, Mr. Kaplan served in various positions at Shoney's, Inc., a restaurant operations company, most recently as Senior Vice President of Marketing.

   Steven Schickler has served as President of Seattle Coffee since November 2000. From December 1998 to October 2000, Mr. Schickler served as the President and Chief Executive Officer of Frozfruit Company, Inc., a frozen novelty marketer and manufacturer. From June 1994 to December 1998, Mr. Schickler served as Chairman of the Board and Chief Executive Officer of Guernsey Bel, a food ingredients manufacturer. From June 1985 to July 1994, Mr. Schickler served in a variety of executive positions with Dreyer's Grand Ice Cream.

   Mark J. Doran has served as a director since April 1996. Mr. Doran joined Freeman Spogli & Co. in 1988 and became a general partner of Freeman Spogli & Co. in 1998. Prior to joining Freeman Spogli & Co., Mr. Doran was employed in the High Yield Bond Department of Kidder, Peabody & Co. Incorporated. Mr. Doran also serves as a member of the board of directors of Advance Stores Incorporated and Century Maintenance Supply, Inc.

   Matt L. Figel has served as a director since April 1996. Mr. Figel founded Doramar Capital, a private investment firm, in January 1997. From October 1986 to December 1996, Mr. Figel was employed by Freeman Spogli & Co.

   Kelvin J. Pennington has served as a director since May 1996. Since 1992, Mr. Pennington has served as a general partner of PENMAN Asset Management, L.P., the general partner of PENMAN Private Equity and Mezzanine Fund, L.P.

   John M. Roth has served as a director since April 1996. Mr. Roth joined Freeman Spogli & Co. in March 1988 and became a general partner in 1993. From 1984 to 1988, Mr. Roth was employed by Kidder, Peabody & Co. Incorporated in the Mergers and Acquisitions Group. Mr. Roth also serves as a member of the boards of directors of Advance Stores Incorporated and Envirosource, Inc.

   Ronald P. Spogli has served as a director since April 1996. Mr. Spogli is a founding principal of Freeman Spogli & Co., which he founded in 1983. Mr. Spogli also serves as a member of the board of directors of Hudson Respiratory Care, Inc., Century Maintenance Supply, Inc. and Envirosource, Inc.

   Peter Starrett has served as a director since September 1998. In August 1998, Mr. Starrett founded Peter Starrett Associates, a retail advisory firm. From 1990 to 1998, Mr. Starrett served as the President of Warner Bros. Studio Stores Worldwide. Previously, he held senior executive positions at both Federated Department Stores and May Department Stores. Mr. Starrett also serves on the boards of directors of Guitar Center, Inc., The Pantry, Inc. and Advance Stores Incorporated.

   William M. Wardlaw has served as a director since April 1996. Mr. Wardlaw joined Freeman Spogli & Co. in 1988 and became a general partner in 1991. From 1984 to 1988, Mr. Wardlaw was Managing Partner of the Los Angeles law firm of Riordan & McKinzie.

   Our board of directors currently consists of nine members. All directors are elected to hold office until our next annual meeting of shareholders and until their successors have been elected. We intend to appoint two additional directors, at least one of whom will satisfy the requirements for independent directors contained in the Nasdaq Marketplace Rules.

   Officers are elected at the first board of directors' meeting following the shareholders' meeting at which the directors are elected, and serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

Board Committees

   We currently have an executive committee and an audit committee. We also intend to establish a compensation committee. All of the members of the compensation committee will be non-employee directors. We may establish additional committees of the board of directors.

 Executive Committee

   Messrs. Belatti, Wardlaw, Roth and Doran currently serve as members of the executive committee of our board of directors, which is empowered to act on behalf of the board of directors.

 Audit Committee

   Messrs. Pennington and Figel currently serve as members of the audit committee. The audit committee is responsible for recommending to the board of directors the appointment of our independent auditors, analyzing the reports and recommendations of the auditors and reviewing internal audit procedures and controls. We intend to appoint an additional independent director to the audit committee in order to satisfy the requirements for audit committees contained in the Nasdaq Marketplace Rules.

 Compensation Committee

   The compensation committee, when established, will be responsible for reviewing and recommending the compensation structure for our officers and directors, including salaries, participation in incentive compensation, benefit and stock option plans, and other forms of compensation.

 Section 16(a) Beneficial Ownership Reporting Compliance

   We did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act as of December 31, 2000, and therefore we did not have any directors, officers or beneficial owners of equity securities that were required to comply with Section 16 of the Exchange Act.

Item 11. EXECUTIVE COMPENSATION

   The following table sets forth the compensation received for services rendered to us by our Chief Executive Officer and the other five most highly compensated executive officers whose salary and bonus exceeded $100,000 for 1998, 1999 and 2000. We refer to these individuals as our named executive officers.

                           Summary Compensation Table

                                   Annual Compensation
                                  ----------------------     All Other
  Name and Principal Position     Year  Salary  Bonus(1) Compensation(2)(3)
  ---------------------------     ---- -------- -------- ------------------
Frank J. Belatti................  2000 $529,328 $432,500      $18,360
 Chairman of the Board and Chief  1999  500,000  500,000       18,360
 Executive
  Officer                         1998  495,386       --       19,560

Dick R. Holbrook................  2000  376,422  242,000        6,935
 President and Chief Operating    1999  350,000  240,000        8,435
  Officer
                                  1998  345,385       --       17,935

Gerald J. Wilkins...............  2000  325,481  200,000        5,510
 Executive Vice President and     1999  293,077  169,500        6,723
  Chief Financial
  Officer                         1998  259,616       --        4,537

Samuel N. Frankel...............  2000  332,885  179,300       14,495
 Executive Vice President,        1999  315,000  211,500       32,745
      Secretary and
  General Counsel(4)              1998  311,538       --       50,995

Jon Luther......................  2000  301,615  175,000       14,544
 President of Popeyes Chicken &   1999  293,654   82,000       14,544
  Biscuits
                                  1998  266,154       --       14,544

Hala Moddelmog..................  2000  324,692  100,000        3,010
 President of Church's Chicken    1999  293,654  120,000        3,937
                                  1998  266,154       --        2,935

--------
(1) The bonus amounts shown for 2000 and 1999 for all named executive officers other than Messrs. Wilkins and Luther and Ms. Moddelmog reflect annual payments that were based solely on our performance during 2000 and 1999, as determined using performance objectives established for 2000 and 1999. The amounts shown for Messrs. Wilkins and Luther and Ms. Moddelmog were largely based on the performance objectives established for 2000 and 1999.
(2) Includes life insurance premiums that we paid for split dollar life insurance policies for Mr. Belatti in the amounts of $18,360 in 2000, 1999 and 1998, for Mr. Holbrook in the amount of $6,935 in 2000 and 1999 and $16,735 in 1998, for Mr. Wilkins in the amounts of $3,816 in 2000, 1999 and 1998, for Mr. Frankel in the amounts of $14,495 in 2000, $32,745 in 1999 and $50,995 in 1998, for Mr. Luther in the amounts of $14,544 in 2000, 1999 and 1998, and for Ms. Moddelmog in the amounts of $1,735 in 2000, 1999 and 1998. Also includes amounts that we credited to accounts under our Deferred Compensation Plan for Mr. Belatti in the amount of $1,200 in 1998, for Mr. Holbrook in the amounts of $1,500 in 1999 and $1,200 in 1998, and for Mr. Wilkins in the amounts of $1,694 in 2000, $2,907 in 1999 and $721 in 1998. Also includes matching contributions that we made pursuant to our 401(k) Savings Plan for Ms. Moddelmog in the amounts of $1,275 in 2000, $2,202 in 1999 and $1,200 in 1998.
(3) Does not include options to purchase 33,333, 26,666, 20,000, 20,000, 13,333 and 16,666 shares of common stock at a purchase price of $13.125 per share that we granted to Messrs. Belatti, Holbrook, Wilkins, Frankel and Luther and Ms. Moddelmog on May 11, 2000, or options to purchase 60,000, 46,666, 40,531, 16,666, 33,333 and 30,000 shares of common stock at a purchase price of $15.00 per share that we granted to Messrs. Belatti, Holbrook, Wilkins, Frankel and Luther and Ms. Moddelmog on January 1, 2001.

(4) Mr. Frankel retired as our Secretary and General Counsel in February 2001. He continues to serve as an Executive Vice President.

Option Grants in Last Fiscal Year

The following table provides summary information regarding stock options granted during the year ended December 31, 2000 to each of our named executive officers. The potential realizable value is calculated assuming that the fair market value of our common stock appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. The assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate of the future prices or market value of our common stock.

                     Option Grants in the Last Fiscal Year

                                        Percent                          Potential
                                          of                            Realizable
                                         Total                       Value at Assumed
                                        Options                       Annual Rates of
                           Number of    Granted                            Price
                          Securities      to     Exercise            Appreciation for
                          Underlying   Employees  Price                 Option Term
                            Options    in Fiscal   per    Expiration -----------------
          Name           Granted(1)(2)   Year     Share      Date       5%       10%
          ----           ------------- --------- -------- ---------- -------- --------
Frank J. Belatti........    33,333       7.32%   $13.125   1/01/07   $178,105 $415,060
Dick R. Holbrook........    26,666       5.86     13.125   1/01/07    142,482  332,043
Gerald J. Wilkins.......    20,000       4.39     13.125   1/01/07    106,864  249,038
Samuel N. Frankel.......    20,000       4.39     13.125   1/01/07    106,864  249,038
Jon Luther..............    13,333       2.93     13.125   1/01/07     48,348  106,837
Hala Moddelmog..........    16,666       3.66     13.125   1/01/07     89,050  207,534

--------
(1) Option grants were made under the 1996 Nonqualified Stock Option Plan and are exercisable in four equal annual increments beginning on January 1, 2000.
(2) Does not include options to purchase 60,000, 46,666, 40,531, 16,666, 33,333 and 30,000 shares of common stock at a purchase price of $15.00 per share that were granted to Messrs. Belatti, Holbrook, Wilkins, Frankel and Luther and Ms. Moddelmog on January 1, 2001.

Fiscal Year-End Option Values

   The following table provides summary information as of December 31, 2000 concerning the shares of common stock represented by outstanding stock options held by each of our named executive officers. No options were exercised by these officers during the year ended December 31, 2000. The values of unexercised options at fiscal year end is based upon $15.00 per share, the assumed fair market value of our common stock at December 31, 2000 as determined by the board of directors, less the exercise price per share.

                        Aggregated Year-End Option Table

                               Number of Securities
                              Underlying Unexercised     Value of Unexercised
                                    Options at          In-the-Money Options at
                                 December 31, 2000(1)      December 31, 2000
                             ------------------------- -------------------------
            Name             Exercisable Unexercisable Exercisable Unexercisable
            ----             ----------- ------------- ----------- -------------
Frank J. Belatti............  1,219,777     59,288     $12,655,099   $174,860
Dick R. Holbrook............    505,598     43,326       4,680,205    177,330
Gerald J. Wilkins...........    130,673     36,297       1,389,642     99,827
Samuel N. Frankel...........    347,192     32,495       3,447,913     90,142
Jon Luther..................     67,165     42,832         469,288    180,963
Hala Moddelmog..............    115,672     34,629       1,228,793     99,821

--------
(1) Does not include options to purchase 60,000, 46,666, 40,531, 16,666, 33,333 and 30,000 shares of common stock at a purchase price of $15.00 per share that were granted to Messrs. Belatti, Holbrook, Wilkins, Frankel and Luther and Ms. Moddelmog on January 1, 2001.

Employment Agreements

   Frank J. Belatti. On February 8, 2001, we entered into an amended employment agreement with Mr. Belatti that provides for a current annual base salary of $575,000, effective as of January 1, 2001, an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. The initial term of the agreement ends December 31, 2004, but automatically extends for an additional year following the end of each year of employment, without further action by us or Mr. Belatti, unless we or Mr. Belatti provide written notice of non-extension to the other at least one year prior to the end of that year of employment. If Mr. Belatti's employment is terminated without cause, Mr. Belatti is entitled to receive, or if we give him written notice that we will not extend his employment, Mr. Belatti may elect to receive in lieu of continued employment, among other things, an amount equal to two times his annual base salary plus two times the target incentive bonus for the fiscal year in which the termination occurs. In addition, all of his unvested options would become immediately exercisable. If there is a change of control and within one year thereafter a significant reduction of or change in Mr. Belatti's responsibilities, title or duties, Mr. Belatti may terminate his employment and receive the same severance he would have received upon a termination without cause.

   Dick R. Holbrook. On February 8, 2001, we entered into an amended employment agreement with Mr. Holbrook that provides for a current annual base salary of $425,000, effective as of January 1, 2001, an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. The initial term of the agreement ends on December 31, 2004, but automatically extends for an additional year following the end of each year of employment, without further action by us or Mr. Holbrook, unless we or Mr. Holbrook provide written notice of non-extension to the other at least one year prior to the end of that year of employment. If Mr. Holbrook's employment is terminated without cause, Mr. Holbrook is entitled to receive, or if we give him written notice that we will not extend his employment, Mr. Holbrook may elect to receive in lieu of continued employment, among other things, an amount equal to two times his annual base salary plus two times his target incentive bonus for the fiscal year in which the termination occurs. In addition, all of his unvested options would become immediately exercisable. If there is a change of control and within one year thereafter a significant reduction of or change in Mr. Holbrook's responsibilities, title or duties, Mr. Holbrook may terminate his employment and receive the same severance he would have received upon a termination without cause.

   Gerald J. Wilkins. On February 8, 2001, we entered into an amended employment agreement with Mr. Wilkins that provides for a current annual base salary of $350,000, effective as of January 1, 2001, an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. The initial term of the agreement ends on December 31, 2002, but automatically extends for an additional year following the end of each year of employment, without further action by us or Mr. Wilkins, unless we or Mr. Wilkins provide written notice of non-extension to the other at least 30 days prior to the end of that year of employment. If Mr. Wilkins' employment is terminated without cause, Mr. Wilkins is entitled to receive an amount equal to his annual base salary plus the amount of his target incentive bonus for the fiscal year in which the termination occurs. In addition, all of his unvested options would become immediately exercisable. If there is a change of control and within one year thereafter a significant reduction of or change in Mr. Wilkins' responsibilities or duties, Mr. Wilkins may terminate his employment and receive the same severance he would have received upon a termination without cause.

   Samuel N. Frankel. As of December 4, 1995, we entered into an employment agreement with Mr. Frankel that, as amended as of January 1, 2001, provides for a current annual base salary of $330,000, an incentive bonus for fiscal year 2001 that will be determined by our Chief Executive Officer, fringe benefits and participation in our benefit plans. The term of the agreement ends on January 1, 2002. Upon the termination of Mr. Frankel's employment for any reason, all of Mr. Frankel's unvested options will become immediately exercisable, and we will engage Mr. Frankel as a consultant for a period of ten years, unless he is terminated for cause, in return for, among other things, an annual consulting fee of $350,000 per year and participation in our benefit plans. In the event of Mr. Frankel's death prior to or during the ten year term of the consulting period, we will continue to pay to his designated beneficiary the amounts that otherwise would have been payable during the remainder of the consulting period. Furthermore, in the event that Frank Belatti is no longer our Chief Executive Officer, we will pay to Mr. Frankel or his designated beneficiary in a single payment, the sum of the remaining consulting fees and other benefits, discounted to present value. Upon such event, our consulting arrangement with Mr. Frankel would terminate.

   Jon Luther. On February 8, 2001, we entered into an amended employment agreement with Mr. Luther that provides for a current annual base salary of $340,000, effective as of January 1, 2001, an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. The initial term of the agreement ends on December 31, 2002, but automatically extends for an additional year following the end of each year of employment, without further action by us or Mr. Luther, unless we or Mr. Luther provide written notice of non-extension to the other at least 30 days prior to the end of that year of employment. If Mr. Luther's employment is terminated without cause, Mr. Luther is entitled to receive an amount equal to his annual base salary plus the amount of his target incentive bonus for the fiscal year in which the termination occurs. In addition, all of his unvested options would become immediately exercisable. If there is a change of control and within one year thereafter a significant reduction in Mr. Luther's responsibilities or duties, Mr. Luther may terminate his employment and receive the same severance he would have received upon a termination without cause.

   Hala Moddelmog. On February 8, 2001, we entered into an amended employment agreement with Ms. Moddelmog that provides for a current annual base salary of $340,000, effective as of January 1, 2001, an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. The initial term of the agreement ends on December 31, 2002, but automatically extends for an additional year following the end of each year of employment, without further action by us or Ms. Moddelmog, unless we or Ms. Moddelmog provide written notice of non-extension to the other at least 30 days prior to the end of that year of employment. If Ms. Moddelmog's employment is terminated without cause, Ms. Moddelmog is entitled to receive an amount equal to her annual base salary plus the amount of her target incentive bonus for the fiscal year in which the termination occurs. In addition, all of her unvested options would become immediately exercisable. If there is a change of control and within one year thereafter a significant reduction in Ms. Moddelmog's responsibilities or duties, Ms. Moddelmog may terminate her employment and receive the same severance she would have received upon a termination without cause.

Compensation Committee Interlocks and Insider Participation

   Our executive committee currently performs the functions that will be performed by our compensation committee when it is formed. None of our executive officers that are members of our board of directors participate in the approval of matters relating to their compensation, and none of them will serve as members of the compensation committee upon its creation. None of our executive officers currently serves on the compensation committee or board of directors of any other company of which any members of our executive committee is an executive officer.

Director Compensation

   Our directors receive no compensation as directors, other than reimbursement for reasonable expenses incurred in attending board meetings.

Option Plans

 1992 Stock Option Plan

   In 1992, we approved our 1992 Stock Option Plan, which provides for the grant of nonqualified options to purchase shares of common stock to our executive officers. The plan authorizes the issuance of options to purchase up to 1,205,909 shares of common stock. All options granted under the plan expire 15 years after their date of grant, unless earlier terminated. As of December 31, 2000, options to purchase 1,073,744 shares of common stock were outstanding under the plan, all of which were exercisable, and options to purchase 18,060 shares of common stock were available for future grant.

 1996 Nonqualified Performance Stock Option Plan--Executive

   In 1996, we approved our 1996 Nonqualified Performance Stock Option Plan-- Executive, which provides for the grant of nonqualified options to purchase shares of common stock to our officers and key employees. Under the plan, we have granted options to purchase shares of common stock to certain executive officers. The plan authorizes the issuance of options to purchase up to 1,004,992 shares of common stock. Most of the options granted under the plan become exercisable based on our attainment of certain operating performance criteria, as established by the board of directors. All options expire ten years after their date of grant, unless earlier terminated. As of December 31, 2000, options to purchase 1,004,992 shares of common stock were outstanding under the plan, all of which were exercisable, and none were available for future grant.

 1996 Nonqualified Performance Stock Option Plan--General

   In 1996, we approved our 1996 Nonqualified Performance Stock Option Plan-- General, which provides for the grant of nonqualified options to purchase shares of common stock to our officers and key employees. The plan authorizes the issuance of options to purchase up to 631,743 shares of common stock. Most options granted under the plan become exercisable based on our attainment of certain operating performance criteria, as established by the board of directors. All options expire ten years after their date of grant, unless earlier terminated. As of December 31, 2000, options to purchase 527,412 shares of common stock were outstanding under the plan, all of which were exercisable, and none were available for future grant.

 1996 Nonqualified Stock Option Plan

   In 1996, we approved our 1996 Nonqualified Stock Option Plan, which provides for the grant of nonqualified options to purchase shares of common stock to our officers and key employees. The plan authorizes the issuance of options to purchase up to 4,086,376 shares of common stock. As of December 31, 2000, options to purchase 1,205,540 shares of common stock were outstanding under the plan, of which options to purchase 498,686 shares were exercisable, and options to purchase 2,849,882 shares were available for future grant.

 Substitute Nonqualified Stock Option Plan

   In March 1998, in connection with our acquisition of Seattle Coffee, we approved our Substitute Nonqualified Stock Option Plan. The plan authorizes the issuance of options to purchase up to 339,480 shares of our common stock in substitution for options previously held by former Seattle Coffee option holders. As of December 31, 2000, options to purchase 307,344 shares of our common stock were outstanding under the plan, all of which were exercisable, and options to purchase 12,231 shares of common stock were available for future grant.

Stock Bonus Plans

   In 1996, we approved our 1996 Employee Stock Bonus Plan--Executive and our 1996 Employee Stock Bonus Plan--General, which provide for the award of restricted shares of common stock to officers, key employees and certain consultants. The executive bonus plan authorizes the award of up to 1,766,646 shares of common stock. The general bonus plan authorizes the award of up to 243,202 shares of common stock. No shares of common stock are available for future grant under either of these plans.

Other Employee Benefit Plans

 1994 Supplemental Benefit Plans

   In 1994, our board of directors approved our 1994 Supplemental Benefit Plans, which provide unfunded disability and death benefits, and in some cases retirement benefits, for selected officers. Death benefits under the plans may equal up to five times the officer's base compensation at the time of employment. We have the discretion to increase an employee's death benefits. Death benefits are funded by split dollar life insurance arrangements. We also provide participants with disability benefits that are supplemental to those provided under our basic health care benefit program. Annual retirement benefits are generally equal to 30% of the participant's average base compensation for the five years preceding retirement, and are payable in 120 equal monthly installments following the participant's retirement date. The accumulated benefit obligation relating to these plans was approximately $2.5 million on December 31, 2000. Additionally, we provide post-retirement medical benefits, including dental coverage, for retirees covered under the plans and their spouses. These medical benefits begin on the date of retirement and end after the earlier of 120 months or upon the death of the retiree and their spouse.

 Long-Term Employee Success Plan

   Under our Long-Term Employee Success Plan, if our common stock is publicly traded and the average stock price per share is at least $46.50 for a period of 20 consecutive trading days or our earnings per share for any of the fiscal years 2001, 2002 or 2003 is at least $3.375, bonuses become payable to all employees hired before January 1, 2003 who have been actively employed through the last day of the period in which we attain either of these financial performance standards. Employee payouts range from 10% to 110% of the individual employee's base salary at the time either of the standards is met. The percentage is based upon the individual employee's original date of hire, and can amount to as much as 110% for an employee whose date of hire was prior to January 1, 1998.

   The bonuses are payable in shares of our common stock or, to the extent an employee is eligible, deferred compensation, and may be paid in cash if an employee elects to receive a cash payment and our board of directors agrees to pay the bonus in cash. Our board of directors, in its sole discretion, has the right to adjust these financial performance standards if there has been an event or series of events that was unanticipated when the plan became effective in 1999, would have a material effect on our financial performance and would distort the effectiveness of the initial financial performance standards such that the standards should be revised. If neither of our financial performance standards has been achieved by December 28, 2003, the plan and our obligation to make any payments under the plan would terminate.

   The payment of bonuses that may be required under our Long-Term Employee Success Plan, whether in cash or stock, may have a material adverse effect on our earnings per share for the fiscal quarter and year in which the bonuses are paid, and could adversely affect our compliance with the covenants and restrictions contained in our bank credit facility and senior subordinated notes. Further, we may not have sufficient cash resources to pay these bonuses in cash at the time they become payable, which would cause us to pay all or a portion of the bonuses using shares of our common stock. Assuming that the financial performance standards were achieved as of December 31, 2000, we estimate that we would be obligated to pay bonuses with an aggregate value of up to approximately $75 million. However, assuming that our historical employee turnover and retention rates continue, and that either of the financial performance standards was achieved as of December 28, 2003, we estimate that we would only be obligated to pay bonuses with an aggregate value of up to approximately $45 million.

 Deferred Compensation Plan

   Effective March 1998, our board of directors adopted our Deferred Compensation Plan. Under this plan, our senior executives and other highly compensated employees currently may elect to defer the receipt and taxation of between 1% and 50% of their annual base salary and up to 100% of their bonus. We place a participant's deferred compensation in a deferral account, and also may credit participants' accounts in amounts that we determine at our sole discretion. The administrative committee for the plan selects investment funds for purposes of determining the rate of return on amounts deferred under the plan. Participants select from these investment funds for purposes of determining the rate of return on their deferral accounts. All amounts deferred under the plan are invested in variable life insurance policies. Participants are at all times fully vested in any amount they defer, and become vested in any amounts that we credit to their deferral account equally over five years.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 16, 2001 for:

  .   each shareholder known by us to own beneficially more than 5% of our common stock;

  .  each of our directors;

  . our Chief Executive Officer and each of our five other most highly compensated executive officers whose salary and bonuses exceeded $100,000 for the year ended December 31, 2000; and

  .  all of our directors and executive officers as a group.

   Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 16, 2001 are deemed outstanding, while these shares are not deemed outstanding for computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address for those individuals for which an address is not otherwise indicated is: c/o AFC Enterprises, Inc., Six Concourse Parkway, Suite 1700, Atlanta, Georgia 30328-5352.

   The percentages of common stock are based upon 29,896,316 shares outstanding as of March 16, 2001.

                                                          Shares Beneficially
                                                                 Owned
                                                         ---------------------
                          Name                             Number   Percentage
                          ----                           ---------- ----------
5% Shareholders:
Freeman Spogli & Co.(1)................................. 14,141,615    47.3%
PENMAN Private Equity and Mezzanine Fund, L.P.(2).......  1,574,637     5.3
Directors and Executive Officers:
Frank J. Belatti(3).....................................  2,213,958     7.1
Dick R. Holbrook(4).....................................    970,861     3.2
Gerald J. Wilkins(5)....................................    233,565       *
Samuel N. Frankel(6)....................................    844,552     2.8
Jon Luther(7)...........................................     84,330       *
Hala Moddelmog(8).......................................    150,935       *
Mark J. Doran(9)........................................         --      --
Matt L. Figel(10).......................................         --      --
Kelvin J. Pennington(3).................................         --      --
John M. Roth(9).........................................         --      --
Ronald P. Spogli(9).....................................         --      --
Peter Starrett(11)......................................     29,334       *
William M. Wardlaw(9)...................................         --      --
All directors and executive officers as a group (19
 persons)(12)........................................... 20,290,982    62.6%

--------
*  Less than 1% of the outstanding shares of common stock.
(1) Includes: 12,172,989 shares held of record by FS Equity Partners III, L.P., 489,056 shares held of record by FS Equity Partners International, L.P. and 1,479,570 shares held of record by FS Equity Partners IV, L.P. The business address of Freeman Spogli & Co., FS Equity Partners III, FS Equity Partners IV and their directors, officers and beneficial owners is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025. The business address of FS Equity Partners International is c/o Paget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies.
(2) Mr. Pennington, who is a member of the board of directors, is a general partner of PENMAN Asset Management, L.P., the general partner of PENMAN Private Equity and Mezzanine Fund, L.P., and as such may be deemed to be the beneficial owner of the shares held by PENMAN Private Equity and Mezzanine Fund. The business address of PENMAN Private Equity and Mezzanine Fund, PENMAN Asset Management and Mr. Pennington is 30 North LaSalle Street, Suite 1620, Chicago, Illinois 60602.
(3) Includes 1,241,286 shares of common stock issuable with respect to options exercisable within 60 days of March 16, 2001. Also includes 450,007 shares of common stock held by two grantor retained annuity trusts established by Mr. Belatti.
(4) Includes 519,758 shares of common stock issuable with respect to options exercisable within 60 days of March 16, 2001. Also includes 60,000 shares of common stock held by a grantor retained annuity trust established by Mr. Holbrook. Also includes 1,500 shares of common stock over which Mr. Holbrook possesses shared voting and investment power, of which 1,000 shares are held of record by his wife, Paul M. Holbrook land 500 shares are held of record by his son, Jason T. Holbrook.
(5) Includes 142,804 shares of common stock issuable with respect to options exercisable within 60 days of March 16, 2001. Also includes 30,000 shares of common stock held by a grantor retained annuity trust established by Mr. Wilkins.
(6) Includes 358,020 shares of common stock issuable with respect to options exercisable within 60 days of March 16, 2001.

(7) Includes 77,997 shares of common stock issuable with respect to options exercisable within 60 days of March 16, 2001.
(8) Includes 127,801 shares of common stock issuable with respect to options exercisable within 60 days of March 16, 2001.
(9) Messrs. Doran, Roth, Spogli and Wardlaw are limited partners of FS Equity Partners III, FS Equity Partners International and FS Equity Partners IV and may be deemed to be the beneficial owners of the shares of common stock held by FS Equity Partners III, FS Equity Partners International and FS Equity Partners IV.
(10) Mr. Figel's business address is c/o Doramar Capital, 300 South Grand Avenue, Suite 2800, Los Angeles, California 90071.
(11) Mr. Starrett's business address is c/o Freeman & Spogli & Co. Incorporated, 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025.
(12) Includes 14,141,615 shares of common stock held by affiliates of Freeman Spogli & Co., 1,574,637 shares of common stock held by PENMAN Private Equity and Mezzanine Fund and 2,513,145 shares of common stock issuable with respect to options granted to executive officers that are exercisable within 60 days of March 16, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Transactions

   In 1996, we loaned to Messrs. Belatti, Holbrook, Wilkins and Frankel and Ms. Moddelmog approximately $2.0 million, $1.0 million, $22,000, $1.0 million and $52,000 in order to pay personal withholding income tax liabilities incurred as a result of executive compensation awards earned in 1995 and that we paid using shares of our common stock. In 1997, we loaned to Messrs. Belatti, Holbrook and Frankel an additional $94,000, $45,000 and $45,000 related to these tax liabilities. Each person issued to us a full recourse promissory note for the amount borrowed. Each note bears simple interest at a rate of 6.25% per annum. Principal and interest on each note, other than Mr. Frankel's, is due and payable on December 31, 2003. Mr. Frankel's note is due in five equal annual installments beginning on December 31, 2003 and ending on December 31, 2007. The notes are secured by shares of common stock owned by these individuals. Mr. Wilkins' note is also secured by his stock options. As of December 31, 2000, the outstanding principal balance plus accrued interest due from Messrs. Belatti, Holbrook, Wilkins and Frankel and Ms. Moddelmog under these notes was $2,574,530, $1,276,415, $28,430, $1,276,413 and $67,105.

   In October 1998, we sold 1,863,802 shares of our common stock to a number of existing shareholders and option holders at a purchase price of $11.625 per share. Freeman Spogli & Co. purchased 1,479,570 shares of common stock for a purchase price of $17.2 million. PENMAN Private Equity and Mezzanine Fund purchased 167,742 shares of common stock for a purchase price of approximately $2.0 million. Messrs. Belatti, Holbrook, Wilkins, Frankel and Luther purchased 86,022, 8,603, 10,000, 34,409 and 3,334 shares of common stock for a purchase price of approximately $1.0 million, $100,000, $116,000, $400,000 and $39,000.
Messrs. Belatti, Holbrook, Wilkins, Frankel and Luther borrowed from us $750,000, $75,000, $87,000, $300,000 and $29,000 to finance the purchase of a portion of these shares. Each person issued to us a full recourse promissory note for the amount borrowed. Each note bears simple interest at a rate of 7.0% per annum. Principal and interest on each note, other than Mr. Frankel's, is due and payable on December 31, 2005. Mr. Frankel's note is due in five equal annual installments beginning on December 31, 2005 and ending on December 31, 2009. The notes are secured by shares of common stock owned by these individuals. Mr. Wilkins' note is also secured by his stock options. Within 60 days of our initial public offering, each person may tender shares of our common stock at their fair market value to satisfy the outstanding balance on their respective promissory notes. As of

December 31, 2000, the outstanding principal balance plus accrued interest due from Messrs. Belatti, Holbrook, Wilkins, Frankel and Luther under these notes was $854,298, $85,429, $99,315, $341,716 and $32,747.

   In June 1999, Mr. Wilkins purchased 21,334 shares of common stock from one of our former employees. We loaned Mr. Wilkins approximately $181,000 to purchase a portion of these shares. Mr. Wilkins issued to us a full recourse promissory note for the amount borrowed. The note bears simple interest at a rate of 7.0% per annum, and principal and interest is due and payable on December 31, 2005. The note is secured by shares of common stock owned by Mr. Wilkins, as well as his stock options. As of December 31, 2000, the outstanding principal balance, plus accrued interest due on the note was $213,727.

   In October 1999, Messrs. Wilkins and Frankel purchased 14,627 and 12,121 shares of common stock from one of our former employees. We loaned Messrs. Wilkins and Frankel approximately $135,000 and $105,000 to purchase a portion of the shares. Each of Messrs. Wilkins and Frankel issued to us a full recourse promissory note for the amount borrowed. Each note bears simple interest at a rate of 7.0% per annum. Principal and interest is due and payable on December 31, 2005 for Mr. Wilkins' note and in five equal annual installments beginning on December 31, 2005 and ending on December 31, 2009 for Mr. Frankel's note. The notes are secured by shares of common stock owned by Messrs. Wilkins and Frankel. Mr. Wilkins' note is also secured by his stock options. As of December 31, 2000, the outstanding principal balance plus accrued interest due from Messrs. Wilkins and Frankel under these notes was $146,656 and $114,056.

Payments to Affiliates

   In October 1998, in connection with our stock offering related to our Cinnabon acquisition, we paid Freeman Spogli & Co. a fee of approximately $1.0 million, $100,000 of which was paid to PENMAN Private Equity and Mezzanine Fund.

                                    Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

   The following consolidated financial statements appear immediately following this Item 14:

                                                                         Pages
                                                                         -----
   Report of Independent Public Accountants.............................  F-1
   Consolidated Balance Sheets as of December 26, 1999 and December 31,
    2000................................................................  F-2
   Consolidated Statements of Operations for the Years ended December
    27, 1998, December 26, 1999 and December 31, 2000...................  F-4
   Consolidated Statements of Changes in Shareholders' Equity for the
    Years ended December 27, 1998, December 26, 1999 and December 31,
    2000................................................................  F-5
   Consolidated Statements of Cash Flows for the Years Ended December
    27, 1998, December 26, 1999 and December 31, 2000...................  F-6
   Notes to Consolidated Financial Statements...........................  F-8

   We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our consolidated financial statements, including the notes to those statements.

(b) Reports on Form 8-K

   None.

(c) Exhibits

 Exhibit
 Number                                  Description
 -------                                 -----------
  3.1(a)     Articles of Incorporation of Registrant, as amended.
  3.2(a)     Amended and Restated Bylaws of Registrant.
  4.1(a)     Indenture dated as of May 21, 1997 between AFC Enterprises, Inc.
             ("AFC") and United States Trust of New York, as Trustee, with respect to the 10 1/4 % Senior Subordinated Notes due 2007.
  4.2(a)     Exchange and Registration Rights Agreement, dated as of May 21,
             1997, by and among AFC, Goldman, Sachs & Co., CIBC Wood Gundy
             Securities Corp. and Donaldson, Lufkin & Jenrette Securities
             Corporation.
  4.3(c)     Amended and Restated Credit Agreement, dated as of October 15,
             1998 (the "Amended and Restated Credit Agreement"), among AFC and
             Goldman Sachs Credit Partners L.P., as Syndication Agent and Lead
             Arranger (the "Syndication Agent") and the financial institutions listed therein (the "Lenders") and Canadian Imperial Bank of
             Commerce ("CIBC"), as Administrative Agent.
  4.6(a)     Trademark Collateral Security Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.
  4.7(a)     Collateral Account Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.
  4.8(a)     Form of Mortgage, Assignment of Rents, Security Agreement and
             Fixture Filing, dated as of May 21, 1997, between AFC and CIBC, as
             Administrative Agent.

 Exhibit
 Number                                  Description
 -------                                 -----------

  4.9(h)     Form of Registrant's common stock certificate.
 10.1(a)     Stock Purchase Agreement dated February 23, 1996 among AFC, FS
             Equity Partners, L.P. III, and FS Equity Partners International,
             L.P.
 10.2(a)     Stockholders Agreement dated April 11, 1996 (the "1996
             Stockholders Agreement") among FS Equity Partners III, L.P. and FS
             Equity Partners International, L.P., CIBC, Pilgrim Prime Rate
             Trust, Van Kampen American Capital Prime Rate Income Trust, Senior
             Debt Portfolio, ML IBK Positions, Inc., Frank J. Belatti, Dick R.
             Holbrook, Samuel N. Frankel (collectively, the "Shareholders") and
             AFC, as amended by amendment No. 1 to the 1996 Stockholders'
             Agreement dated as of May 1, 1996 by and among the Shareholders and PENMAN Private Equity and Mezzanine Fund, L.P. and amendment
             No. 2.
 10.3(h)     Form of Popeyes Development Agreement, as amended.
 10.4(h)     Form of Popeyes Franchise Agreement.
 10.5(h)     Form of Church's Development Agreement, as amended.
 10.6(h)     Form of Church's Franchise Agreement.
 10.7(a)     Formula Agreement dated July 2, 1979 among Alvin C. Copeland,
             Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell
             J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried
             Chicken, Inc., as amended to date.
 10.8(a)     Supply Agreement dated March 21, 1989 between New Orleans Spice
             Company, Inc. and Biscuit Investments, Inc.
 10.9(a)     Recipe Royalty Agreement dated March 21, 1989 by and among Alvin
             C. Copeland, New Orleans Spice Company, Inc. and Biscuit
             Investments, Inc.
 10.10(a)    Licensing Agreement dated March 11, 1976 between King Features
             Syndicate Division of The Hearst Corporation and A. Copeland
             Enterprises, Inc.
 10.11(a)    Assignment and Amendment dated January 1, 1981 between A. Copeland
             Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King
             Features Syndicate Division of The Hearst Corporation.
 10.13(a)    Letter Agreement dated September 17, 1981 between King Features
             Syndicate Division of The Hearst Corporation, A. Copeland
             Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.
 10.14(a)    License Agreement dated December 19, 1985 by and between King
             Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc.
             and A. Copeland Enterprises, Inc.
 10.15(a)    Letter Agreement dated July 20, 1987 by and between King Features
             Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and
             A. Copeland Enterprises, Inc.
 10.16(a)    Employment Agreement dated as of December 4, 1995 between AFC and
             Samuel N. Frankel, as amended through February 8, 2001.*
 10.17(a)    1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*
 10.18(a)    1996 Nonqualified Performance see pg. 65 Stock Option Plan--
             Executive of AFC, effective as of April 11, 1996.
 10.19(a)    1996 Nonqualified Performance Stock Option Plan--General of AFC,
             effective as of April 11, 1996.

 Exhibit
 Number                                  Description
 -------                                 -----------

 10.20(a)    1996 Nonqualified Stock Option Plan of AFC, effective as of April
             11, 1996.
 10.21(a)    Form of Nonqualified Stock Option Agreement--General between AFC and stock option participants.
 10.22(a)    Form of Nonqualified Stock Option Agreement--Executive between AFC and certain key executives.
 10.23(a)    1996 Employee Stock Bonus Plan--Executive of AFC effective as of
             April 11, 1996.
 10.24(a)    1996 Employee Stock Bonus Plan--General of AFC effective as of
             April 11, 1996.
 10.25(a)    Form of Stock Bonus Agreement--Executive between AFC and certain executive officers.
 10.26(a)    Form of Stock Bonus Agreement--General between AFC and certain executive officers.
 10.27(a)    Form of Secured Promissory Note issued by certain members of management.
 10.28(a)    Form of Stock Pledge Agreement between AFC and certain members of management.
 10.29(a)    AFC 1994 Supplemental Benefit Plan for Executive Officers dated
             May 9, 1994.*
 10.30(a)    AFC 1994 Supplemental Benefit Plan for Senior and Executive Staff
             Officer dated April 19, 1994.*
 10.31(a)    AFC 1994 Supplemental Benefit Plan for Senior Officers/General
             Manager dated May 9, 1994.*
 10.32(a)    AFC 1994 Supplemental Benefit Plan for Designated Officers dated
             May 9, 1994.*
 10.33(a)    Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated
             May 29, 1997.
 10.34(b)    Credit Agreement dated August 12, 1997, between AFC and Banco
             Popular De Puerto Rico for Turnkey Development program financing.
 10.35(d)    Agreement and Plan of Merger among AFC and Seattle Coffee Company, all of the Principal Shareholders of Seattle Coffee Company and
             AFC Acquisition Corp., as amended to date.
 10.36(e)    Agreement and Plan of Merger by and among Cinnabon International,
             Inc., AFC and AFC Franchise Acquisition Corp., effective August
             13, 1998, as amended to date.
 10.37(f)    Shareholder Agreement by and among AFC Franchise Acquisition Corp.
             and other signatories dated as of August 13, 1998.
 10.38(c)    AFC Deferred Compensation Plan dated as of January 1, 1998 and
             First Amendment to Deferred Compensation Plan dated as of December
             31, 1998.*
 10.39(g)    AFC Enterprises, Inc. 1999-2003 Long-Term Employee Success Plan,
             effective January 1, 1999.
 10.40(h)+   Supply Agreement dated October 5, 1998 between Church's Operators
             Purchasing Association, Inc. and Cagle's, Inc. ("Cagle's"), as
             amended.
 10.41(h)+   Supply Agreement dated October 5, 1998 between AFC d/b/a Popeyes
             Chicken and Biscuits and Cagle's, as amended.
 10.42(h)+   Supply Agreement dated April 1, 1999 between Church's Operators
             Purchasing Association, Inc. and Tyson Foods, Inc, as amended.

 Exhibit
 Number                                  Description
 -------                                 -----------

 10.43(h)    Stockholders Agreement dated as of March 18, 1998 among FS Equity
             Partners III, L.P., FS Equity Partners International, L.P., the
             new shareholders identified therein and AFC.
 10.44(h)    Form of Cinnabon Development Agreement.
 10.45(h)    Form of Cinnabon Franchise Agreement.
 10.46(h)    Form of Seattle's Best Coffee Development Agreement, as amended.
 10.47(h)    Form of Seattle's Best Coffee Franchise Agreement.
 10.48(a)    Indemnification Agreement dated April 11, 1996 by and between AFC and William M. Wardlaw.*
 10.49(a)    Indemnification Agreement dated April 11, 1996 by and between AFC and Ronald P. Spogli.*
 10.50(a)    Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*
 10.51(a)    Indemnification Agreement dated May 1, 1996 by and between AFC and
             Kelvin J. Pennington.*
 10.53(a)    Indemnification Agreement dated April 11, 1996 by and between AFC and Samuel N. Frankel.*
 10.54(a)    Indemnification Agreement dated April 11, 1996 by and between AFC and Matt L. Figel.*
 10.55(a)    Indemnification Agreement dated July 2, 1996 by and between AFC and Paul H. Farrar.*
 10.56(a)    Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*
 10.57(a)    Indemnification Agreement dated April 11, 1996 by and between AFC and Mark J. Doran.*
 10.58(h)    First Amendment to the Amended and Restated Credit Agreement dated as of October 1, 1999 by and among AFC, the Syndication Agent, the
             Lenders, CIBC and the Subsidiary Guarantors listed thereto.
 10.59(h)    Employment Agreement dated as of December 8, 2000 between AFC and
             Frank J. Belatti.*
 10.60(h)    Employment Agreement dated as of December 8, 2000 between AFC and
             Dick R. Holbrook.*
 10.61(h)    Employment Agreement dated as of December 8, 2000 between AFC and
             Gerald J. Wilkins.*
 10.62(h)    Employment Agreement dated as of December 8, 2000 between AFC and
             Hala Moddelmog.*
 10.63(h)    Employment Agreement dated as of December 8, 2000 between AFC and
             Jon Luther, as amended.*
 10.64(h)    Amendment No. 3 to the 1996 Stockholders Agreement dated as of
             February 8, 2001 by and among AFC and the other signatories thereto.
 10.65(h)    Second Amendment to Deferred Compensation Plan dated as of July
             24, 2000.*
 10.66(h)    Substitute Nonqualified Stock Option Plan, effective March 17,
             1998.

 Exhibit
 Number                                  Description
 -------                                 -----------

 10.67(h)    Second Amendment to Amended and Restated Credit Agreement dated as of February 6, 2001 by and among AFC, the Syndication Agent, the
             Lenders, CIBC, the Subsidiary Guarantors listed thereto, and the other signatories thereto.
 10.68(h)    Fourth Amendment to Employment Agreement dated as of February 9,
             2001 between AFC and Samuel N. Frankel.*
 10.69(h)    First Amendment to Employment Agreement dated February 8, 2001 between AFC and Frank J. Belatti.*
 10.70(h)    First Amendment to Employment Agreement dated February 8, 2001 between AFC and Dick R. Holbrook.*
 10.71(h)    First Amendment to Employment Agreement dated February 8, 2001 between AFC and Gerald J. Wilkins.*
 10.72(h)    First Amendment to Employment Agreement dated February 8, 2001 between AFC and Hala Moddelmog.*
 21.1(h)     Subsidiaries of AFC.
 23.1        Consent of Arthur Andersen LLP.

--------
+ Certain portions of this exhibit have been omitted from the copy filed as part of the Registration Statement and are the subject of a request for confidential treatment.
* Management contract, compensatory plan or arrangement required to be filed as an exhibit.
(a) Filed as an exhibit to the Registration Statement of AFC on Form S-4 (Registration No. 333-29731) on June 20, 1997 and incorporated by reference herein.
(b) Filed as an exhibit to the Form 10-Q of AFC for the quarter ended September 7, 1997 on October 21, 1997 and incorporated by reference herein.
(c) Filed as an exhibit to the Form 10-K of AFC for the year ended December 27, 1998 on March 29, 1999 and incorporated by reference herein.
(d) Filed as an exhibit to the Form 10-Q of AFC for the quarter ended March 22, 1998 on May 6, 1998 and incorporated by reference herein.
(e) Filed as an exhibit to the Current Report on Form 8-K of AFC on August 28, 1998 and incorporated by reference herein.
(f) Filed as an exhibit to the Current Report on Form 8-K of AFC on October 29, 1998 and incorporated by reference herein.
(g) Filed as an exhibit to the Form 10-Q of AFC for the quarter ended June 13, 1999 on July 28, 1999 and incorporated by reference herein.
(h) Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-52608) initially filed on December 20, 2000 and incorporated by reference herein.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2001.

                                          AFC ENTERPRISES, INC..

                                                  /s/ Frank J. Belatti
                                          By: _________________________________
                                                      Frank J. Belatti
                                                 Chairman of the Board and
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Title(s)                 Date
              ---------                         --------                 ----

       /s/ Frank J. Belatti            Chairman of the Board and    March 30, 2001
______________________________________  Chief Executive Officer
           Frank J. Belatti             (Principal Executive
                                        Officer)

      /s/ Gerald J. Wilkins            Executive Vice President     March 30, 2001
______________________________________  and Chief Financial
          Gerald J. Wilkins             Officer (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ Dick R. Holbrook            President, Chief Operating   March 30, 2001
______________________________________  Officer and Director
           Dick R. Holbrook

        /s/ Mark J. Doran              Director                     March 30, 2001
______________________________________
            Mark J. Doran

        /s/ Matt L. Figel              Director                     March 30, 2001
______________________________________
            Matt L. Figel

     /s/ Kelvin J. Pennington          Director                     March 30, 2001
______________________________________
         Kelvin J. Pennington

         /s/ John M. Roth              Director                     March 30, 2001
______________________________________
             John M. Roth

       /s/ Ronald P. Spogli            Director                     March 30, 2001
______________________________________
           Ronald P. Spogli

        /s/ Peter Starrett             Director                     March 30, 2001
______________________________________
            Peter Starrett

      /s/ William M. Wardlaw           Director                     March 30, 2001
______________________________________
          William M. Wardlaw

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of AFC Enterprises, Inc.:

   We have audited the accompanying consolidated balance sheets of AFC Enterprises, Inc. (a Minnesota corporation), and subsidiaries, (collectively referred to hereafter as "the Company") as of December 26, 1999, and December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 27, 1998, December 26, 1999, and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 1999, and December 31, 2000, and the results of their operations and their cash flows for the years ended December 27, 1998, December 26, 1999, and December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 8, 2001

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                 As of December 26, 1999 and December 31, 2000

                     (in thousands, except per share data)

                                                              1999      2000
                                                            --------  --------
Assets:
Current assets:
 Cash and cash equivalents................................. $ 22,496  $ 23,615
 Accounts and current notes receivable, net................   19,457    16,796
 Income taxes refundable...................................      453        --
 Inventories...............................................   16,781    14,838
 Deferred income taxes.....................................      790     1,044
 Prepaid expenses and other................................    2,750     2,546
                                                            --------  --------
   Total current assets....................................   62,727    58,839
                                                            --------  --------
Long-term assets:
 Notes receivable, net.....................................    3,436     7,292
 Deferred income taxes.....................................    9,132     1,728
 Property and equipment, net...............................  263,282   266,464
 Assets under contractual agreement, net...................       --     7,638
 Other assets..............................................   18,442    13,281
 Franchise value and trade name, net.......................   81,262    75,484
 Goodwill, net.............................................  119,231   105,428
 Other intangible assets, net..............................    4,377     3,295
                                                            --------  --------
   Total long-term assets..................................  499,162   480,610
                                                            --------  --------
   Total assets............................................ $561,889  $539,449
                                                            ========  ========
Liabilities and Shareholders' Equity:
Current liabilities:
 Accounts payable.......................................... $ 32,582  $ 24,155
 Bank overdrafts...........................................   19,216    19,415
 Current portion of long-term debt.........................   13,111     8,418
 Current portion of capital lease obligations..............    4,523     1,765
 Current portion of acquisition line of credit.............       --     9,300
 Income taxes payable......................................      218     2,979
 Accrued interest..........................................    3,016     2,674
 Accrued insurance expenses................................    4,820     2,081
 Accrued employee compensation.............................    5,495     5,570
 Accrued employee benefit expenses.........................    6,455     5,903
 Other accrued expenses....................................    5,534     5,832
                                                            --------  --------
   Total current liabilities...............................   94,970    88,092
                                                            --------  --------
Long-term Liabilities:
 Long-term debt, net of current portion....................  264,185   238,800
 Capital lease obligations, net of current portion.........    4,272     2,149
 Acquisition facility, net of current portion..............   62,000    52,700
 Other liabilities.........................................   35,663    28,141
                                                            --------  --------
   Total long-term liabilities.............................  366,120   321,790
                                                            --------  --------
   Total liabilities.......................................  461,090   409,882
                                                            --------  --------
Commitments and contingencies (Note 15)
Shareholders' Equity:
 Preferred stock ($.01 par value; 2,500,000 shares
  authorized; 0 issued)....................................       --        --
 Common stock ($.01 par value; 50,000,000 shares
  authorized; 26,295,673 and 26,351,717 shares issued,
  respectively)............................................      263       263
 Capital in excess of par value............................  153,411   155,525
 Notes receivable--officers, including accrued interest....   (6,991)   (7,670)
 Treasury stock, at cost (12,238 shares)...................       --      (131)
 Accumulated deficit.......................................  (45,884)  (18,420)
                                                            --------  --------
   Total shareholders' equity..............................  100,799   129,567
                                                            --------  --------
   Total liabilities and shareholders' equity.............. $561,889  $539,449
                                                            ========  ========

           See accompanying notes to consolidated financial statements.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

            For the Years Ended December 27, 1998, December 26, 1999
                             and December 31, 2000

                     (in thousands, except per share data)

                                                          Year Ended
                                                -------------------------------
                                                 12/27/98  12/26/99   12/31/00
                                                ---------- ---------  ---------
                                                (52 Weeks) (52 Weeks) (53 Weeks)
Revenues:
 Restaurant sales.............................   $487,441  $560,440   $567,436
 Franchise revenues...........................     64,211    77,811     91,177
 Wholesale revenues...........................     36,411    50,368     55,910
 Other revenues...............................      9,891     9,397     10,697
                                                 --------  --------   --------
   Total revenues.............................    597,954   698,016    725,220
                                                 --------  --------   --------
Costs and expenses:
 Restaurant cost of sales.....................    155,165   167,979    162,478
 Restaurant operating expenses................    245,161   288,249    294,106
 Wholesale cost of sales......................     19,064    24,371     27,356
 Wholesale operating expenses.................      8,070    12,310     15,621
 General and administrative...................     85,691    96,546    102,980
 Depreciation and amortization................     45,162    42,126     41,812
 Charges for other restaurant closings
  excluding Pine Tree.........................        311       835      1,943
 Charges for Pine Tree restaurant closings....      8,547     3,600      5,406
 Charges for asset write-offs from re-
  imaging.....................................         --        --      1,692
 Software write-offs..........................      5,000     3,830         --
 Net gain on sale of assets...................         --        --     (9,766)
                                                 --------  --------   --------
   Total costs and expenses...................    572,171   639,846    643,628
                                                 --------  --------   --------
Income from continuing operations.............     25,783    58,170     81,592
Other expenses:
 Interest, net................................     30,786    34,219     34,227
                                                 --------  --------   --------
Net income (loss) from continuing operations
 before income taxes..........................     (5,003)   23,951     47,365
 Income tax expense (benefit).................     (1,643)    9,922     19,850
                                                 --------  --------   --------
Net income (loss) from continuing operations..     (3,360)   14,029     27,515
Discontinued operations:
 (Loss) from operations of Chesapeake Bagel,
  net of income tax benefit...................     (5,893)     (638)        --
 (Loss) on sale of Chesapeake Bagel, net of
  income tax benefit..........................         --    (1,742)        --
 Income (loss) from operations of Ultrafryer,
  net of income tax                                   607       436        (51)
                                                 --------  --------   --------
Net income (loss).............................   $ (8,646) $ 12,085   $ 27,464
                                                 ========  ========   ========
Basic earnings per common share:
 Net income (loss) attributable to common
  stock from continuing operations............   $  (0.14) $   0.53   $   1.04
 Discontinued operations......................      (0.21)    (0.07)        --
                                                 --------  --------   --------
 Net income (loss)............................   $  (0.35) $   0.46   $   1.04
                                                 ========  ========   ========
Diluted earnings per common share:
 Net income (loss) attributable to common
  stock from continuing operations............   $  (0.14) $   0.49   $   0.96
 Discontinued operations......................      (0.21)    (0.07)        --
                                                 --------  --------   --------
 Net income (loss)............................   $  (0.35) $   0.42   $   0.96
                                                 ========  ========   ========

          See accompanying notes to consolidated financial statements.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

            For the Years Ended December 27, 1998, December 26, 1999
                             and December 31, 2000

                                 (in thousands)

                                                           Year Ended
                                                   ----------------------------
                                                   12/27/98  12/26/99  12/31/00
                                                   --------  --------  --------
Common stock:
 Balance at beginning of period................... $    229  $    261  $    263
 Issuance of common stock.........................       32         2        --
                                                   --------  --------  --------
 Balance at end of period.........................      261       263       263
                                                   --------  --------  --------
Capital in excess of par value:
 Balance at beginning of period...................  101,955   151,763   153,411
 Issuance of common stock, options and warrants...   49,808     1,648     2,114
                                                   --------  --------  --------
 Balance at end of period.........................  151,763   153,411   155,525
                                                   --------  --------  --------
Notes receivable--officers:
 Balance at beginning of period...................   (4,402)   (6,138)   (6,991)
 Notes receivable additions, net of discount......   (1,345)     (421)     (171)
 Notes and interest receivable payments...........       16        64        27
 Interest receivable..............................     (311)     (390)     (421)
 Amortization of discount.........................      (96)     (106)     (114)
                                                   --------  --------  --------
 Balance at end of period.........................   (6,138)   (6,991)   (7,670)
                                                   --------  --------  --------
Treasury shares:
 Balance at beginning of period...................       --        --        --
 Repurchase of common stock at cost...............       --        --      (131)
                                                   --------  --------  --------
 Balance at end of period.........................       --        --      (131)
                                                   --------  --------  --------
Accumulated deficit:
 Balance at beginning of period...................  (49,323)  (57,969)  (45,884)
 Net income (loss)................................   (8,646)   12,085    27,464
                                                   --------  --------  --------
 Balance at end of period.........................  (57,969)  (45,884)  (18,420)
                                                   --------  --------  --------
Total shareholders' equity........................ $ 87,917  $100,799  $129,567
                                                   ========  ========  ========

          See accompanying notes to consolidated financial statements.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

            For the Years Ended December 27, 1998, December 26, 1999
                             and December 31, 2000

                                 (in thousands)

                                                                Year Ended
                                                      --------------------------------
                                                       12/27/98   12/26/99   12/31/00
                                                      ----------  ---------  ---------
                                                      (52 Weeks)  (52 Weeks) (53 Weeks)
Cash flows provided by (used in) operating
 activities:
 Net income (loss)................................... $  (8,646)   $12,085   $ 27,464
                                                      ---------    -------   --------
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization......................    46,078     42,622     41,897
  Provision for credit losses........................     1,063      1,064      1,504
  (Gain) loss on disposition and retirement of long-
   lived assets......................................       987      1,259     (7,950)
  Charges for restaurant closings excluding Pine
   Tree..............................................       311        835      1,943
  Charges for Pine Tree closings.....................     8,547      3,600      5,406
  Loss on disposition of Chesapeake..................     7,125      4,789         --
  Charges for asset write-offs from re-imaging.......        --         --      1,692
  Software write-offs................................     5,000      3,830         --
  Amortization of debt issuance costs................     1,477      1,614      2,126
  Amortization of notes receivable--officers
   discount..........................................       (96)      (106)      (114)
  Compensation expense from stock options............     1,072      1,465      1,694
  Deferred tax expense (benefit).....................    (7,628)     5,071      7,150
 Change in operating assets and liabilities:
  (Increase) decrease in accounts receivable.........    (6,325)    (3,751)      (683)
  (Increase) decrease in inventories.................    (3,565)    (3,598)      (689)
  (Increase) decrease in prepaid expenses and other..    (1,546)     2,466        655
  (Increase) decrease in other assets................    (7,025)      (510)       421
  Increase (decrease) in accounts payable............    15,537    (16,999)   (12,426)
  Increase (decrease) in accrued expenses............    (3,298)     2,599     (4,457)
  Increase (decrease) in income taxes payable........        --        218      3,015
  Increase (decrease) in other liabilities...........    (3,085)    (3,794)    (6,343)
                                                      ---------    -------   --------
    Total adjustments................................    54,629     42,674     34,841
                                                      ---------    -------   --------
  Net cash provided by operating activities..........    45,983     54,759     62,305
                                                      ---------    -------   --------
Cash flows provided by (used in) investing
 activities:
 Proceeds from disposition of property held for
  sale...............................................       479      4,644     24,508
 Investment in property and equipment................   (38,925)   (53,278)   (51,489)
 Proceeds from sales of discontinued operations......        --      2,312        550
 Proceeds from sale of turnkey development...........       849      1,696      4,200
 Investments in turnkey development..................      (505)    (3,758)    (3,086)
 Investment in Pine Tree intangible and fixed
  assets.............................................   (41,449)      (102)        --
 Investment in SCC intangible and fixed assets.......   (43,970)      (858)        --
 Investment in CII intangible and fixed assets.......   (67,484)        --         --
 Notes receivable additions..........................      (359)    (1,052)      (200)
 Payments received on notes .........................     2,631      3,018        736
                                                      ---------    -------   --------
 Net cash used in investing activities...............  (188,733)   (47,378)   (24,781)
                                                      ---------    -------   --------

                                                                     (continued)
          See accompanying notes to consolidated financial statements.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

            For the Years Ended December 27, 1998, December 26, 1999
                             and December 31, 2000

                                 (in thousands)

                                                          Year Ended
                                               --------------------------------
                                                12/27/98   12/26/99   12/31/00
                                               ---------- ---------- ----------
                                               (52 Weeks) (52 Weeks) (53 Weeks)
Cash flows provided by (used in) financing
 activities:
 Principal payments of long-term debt.........  $ (5,321)  $(10,424)  $(12,711)
 Proceeds from long-term debt.................    50,000     25,000         --
 Net borrowings under Acquisition line of
  credit......................................    68,000     (6,000)        --
 Net borrowings under Revolving line of
  credit......................................     7,000     (7,000)        --
 Increase (decrease) in bank overdrafts, net..    (3,459)    12,968        199
 Principal payments for capital lease
  obligations.................................    (7,421)    (7,707)    (6,213)
 Principal payments on senior notes...........        --     (8,020)   (16,980)
 Notes receivable additions to officers.......        --       (421)      (171)
 Notes and interest receivable--officers
  payments....................................        16         64         27
 Notes receivable--officers accrued interest..      (311)      (390)      (421)
 Issuance of common stock.....................    20,350        185         53
 Stock issuance costs.........................    (1,016)        --         --
 Debt issuance costs..........................      (986)      (206)       (57)
 Treasury stock purchases.....................        --         --       (131)
                                                --------   --------   --------
 Net cash provided by (used in) financing
  activities..................................   126,852     (1,951)   (36,405)
                                                --------   --------   --------
 Net increase (decrease) in cash and cash
  equivalents.................................   (15,898)     5,430      1,119
 Cash and cash equivalents at beginning of
  period......................................    32,964     17,066     22,496
                                                --------   --------   --------
 Cash and cash equivalents at end of period...  $ 17,066   $ 22,496   $ 23,615
                                                ========   ========   ========

                Supplemental Disclosure of Cash Flow Information

 Cash interest paid (net of capitalized
  amounts)....................................  $ 29,388   $ 33,205   $ 33,335
 Cash paid for income taxes, net of refunds...  $  4,064   $    142   $  9,002

                   Noncash Investing and Financing Activities

 Capital lease and note payable additions.....  $  3,899   $    255   $     12
 Net change in property and equipment
  accruals....................................  $    790   $ (2,530)  $ (2,358)
 Issuance of Common Stock.....................  $ 28,090   $     --   $     --
 Notes receivable to officers (See Note 14)...  $  1,345   $     --   $     --
 Notes receivable--other......................  $     --   $  1,900   $  4,582

          See accompanying notes to consolidated financial statements.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            For the Years Ended December 27, 1998, December 26, 1999
                             and December 31, 2000

1. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of AFC Enterprises, Inc., a Minnesota corporation, and its wholly-owned subsidiaries, AFC Properties, Inc. and Seattle Coffee Company ("SCC"), both Georgia corporations, and Cinnabon International, Inc. ("CII"), a Delaware corporation. All significant intercompany balances and transactions are eliminated in consolidation. The consolidated entity is referred to herein as "AFC" or "the Company".

   SCC is the parent company of two wholly-owned subsidiaries, Seattle's Best Coffee, LLC and Torrefazione Italia, LLC, both of which are Washington limited liability companies. CII is the parent company of one subsidiary, Cinnabon Inc., a Washington corporation.

 Nature of Operations

   The Company is primarily a multi-concept quick service restaurant company. The Company operates and franchises quick service restaurants primarily under the trade names Popeyes(R) Chicken & Biscuits ("Popeyes") and Church's Chicken(TM) ("Church's"). In 1998, the Company acquired SCC, which operates and franchises cafes under the Seattle's Best Coffee(R) and Torrefazione Italia(R) brands (collectively, "Seattle Coffee") and operates a wholesale coffee business (See Note 17). Also in 1998, the Company acquired CII, an operator and franchisor of retail cinnamon roll bakeries under the Cinnabon(R) ("Cinnabon") trade name (See Note 17). In 1999, the Company sold its Chesapeake Bagel ("Chesapeake") franchise rights and system (See Note 18). In 2000, the Company also sold its Ultrafryer division, a restaurant equipment manufacturing plant that produces proprietary gas fryers and other custom-fabricated restaurant equipment for sale to distributors, franchisees and other foodservice operators (See Note 18). Both Chesapeake and Ultrafryer have been classified as discontinued operations in the accompanying financial statements.

   A substantial portion of the domestic company-operated restaurants, bakeries and cafes are located in the South and Southwest areas of the United States. With the exception of three company-operated SCC cafes in Canada, the Company does not currently own or operate any restaurants, bakeries or cafes outside of the United States. The Company's international franchisees operate primarily in Canada, Mexico, Puerto Rico and numerous countries in Asia.

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

   The Company has a 52/53-week fiscal year ending on the last Sunday in December. The 1998 and 1999 fiscal years consisted of 52 weeks each, while the 2000 fiscal year consisted of 53 weeks. Certain items in the prior period consolidated financial statements, and notes thereto, have been reclassified to conform to the current presentation.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As issued, this statement was to become effective for financial statements for periods beginning after June 15, 1999. However, in June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133" was issued. As a result, the statement became effective beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138") was issued. This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company does not anticipate the adoption of SFAS 133 and SFAS 138 to have a material effect on the Company's financial position or results of operations, as AFC's chicken supply contracts and forward coffee purchases qualify for the normal purchases and sales exclusion as provided under SFAS No. 133 (See Note 15).

   In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaced SFAS No. 125 of the same name was issued. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is also effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures for prior comparative financial statements are not required. The Company is currently not affected by the Statement's requirements.

 Cash and Cash Equivalents

   The Company considers all money market investment instruments and certificates of deposit with maturities of three months or less to be cash equivalents for the purpose of preparing the accompanying consolidated financial statements.

   Bank overdrafts represent checks issued on zero balance bank accounts which do not have a formal right of offset against the Company's other bank accounts. These amounts have not yet cleared the bank and are presented as a current liability in the accompanying consolidated financial statements.

 Accounts Receivable

   Accounts receivable consists primarily of amounts due from franchisees related to royalties, rents and miscellaneous equipment sales and foodservice accounts related to wholesale coffee sales. The accounts receivable balances are stated net of reserves for doubtful accounts.

   A summary of changes in the allowance for doubtful accounts is as follows (in thousands):

                                                             12/26/99  12/31/00
                                                             --------  --------
   Balance, beginning of period............................. $ 4,568   $   438
   Provisions...............................................     401     1,627
   Recoveries and miscellaneous other.......................      24        53
   Write-offs...............................................  (4,555)   (1,041)
                                                             -------   -------
   Balance, end of period................................... $   438   $ 1,077
                                                             =======   =======

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   Included in accounts receivable write-offs for 1999 were $3.2 million for a Church's franchisee whose contract was terminated for non-payment of fees and $0.7 million for a number of Chesapeake franchisees, which were fully reserved.

 Notes Receivable

   Notes receivable consists primarily of notes from franchisees and third parties to finance acquisitions of certain restaurants or properties from the Company and to finance certain past due royalties, rents, interest or other amounts. The Company has also provided financial support to certain franchisees in converting their restaurants to Popeyes. In connection with the sale of Chesapeake in 1999 and Ultrafryer in 2000, the Company received notes receivable of $1.5 million and $4.6 million, respectively (See Note 18), which are included in the notes receivable balance. The current portion of notes receivable of $0.6 million and $0.5 million as of December 26, 1999 and December 31, 2000, respectively, are included in accounts and current notes receivable. Interest rates on the notes range from 6.5% to 12.0%. The notes receivable balances are stated net of allowances for uncollectibility.

   A summary of changes in the allowance for uncollectible notes is as follows (in thousands):

                                                               12/26/99 12/31/00
                                                               -------- --------
   Balance, beginning of period..............................   $ 430    $ 371
   Provisions................................................     663     (123)
   Recoveries................................................      32        2
   Write-offs................................................    (754)     (68)
                                                                -----    -----
   Balance, end of period....................................   $ 371    $ 182
                                                                =====    =====

 Inventories

   Inventories, consisting primarily of food and beverage items, packaging materials and restaurant equipment, are stated at the lower of cost (determined on a first-in, first-out basis) or market.

 Property and Equipment

   Property and equipment is stated at cost, including capitalized interest and overhead incurred throughout the construction period for certain assets. The Company calculates an interest rate factor based on the Company's long-term debt and applies this factor to its construction work in progress balance each accounting period to arrive at capitalized interest expense. Capitalized overhead costs include personnel expenses related to employees directly involved in the Company's development projects such as new restaurant, bakery and cafe projects, re-imaging initiatives and other projects of this nature. Provisions for depreciation and amortization are made principally on a straight-line basis over the estimated useful lives of the depreciable assets or, in the case of leases, over the term of the applicable lease including all lease option periods under contract that management anticipates utilizing, if shorter. During 1999, the Company re-evaluated the estimated useful lives of its buildings, equipment and leasehold improvements at its restaurant, bakery and cafe locations (See Note 19). The ranges of estimated useful lives utilized in computing depreciation and amortization are as follows:

      Asset Classification                                       Number of Years
      --------------------                                       ---------------
      Buildings.................................................      5--35
      Equipment.................................................      3--15
      Leasehold improvements....................................      3--15
      Capital lease buildings and equipment.....................      3--20

                    AFC ENTERPRISES, INC. AND SUBSIDIARIES

 Intangible Assets

   Intangible assets consist primarily of franchise value, trade name, trademarks and goodwill. These assets are being amortized on a straight-line basis. The estimated useful lives used in computing amortization are as follows:

      Asset Classification                                       Number of Years
      --------------------                                       ---------------
      Franchise value and trade name............................     20--40
      Goodwill..................................................     20--40
      Other.....................................................     10--20

 Long-Lived Assets

   Management periodically reviews the performance of restaurant, bakery, cafe and other long-lived assets. If it is determined that a restaurant, bakery or cafe will be closed, the carrying value of the property and equipment is adjusted to net realizable value. Property held for sale includes closed restaurant properties and other corporate property held for sale, and is recorded at its estimated net realizable value.

   It is the Company's policy to evaluate (i) operating restaurant, bakery and cafe properties on a market basis, (ii) other assets, such as assets held for sale and income producing assets, on an individual property basis, and (iii) intangible assets based on the cash flows from the underlying operations which generated the intangible asset. The identifiable cash flows of long-lived assets are compared to the asset's carrying value.

   In 1998, the Company recorded a $6.8 million write-down of its Chesapeake intangible asset. The write-down was based on an analysis of future cash flows expected to be generated from Chesapeake's operations.

   In 1998, 1999 and 2000, the Company closed fourteen, five and eight, respectively, company-operated Popeyes restaurants acquired in connection with the acquisition of Pine Tree Foods, Inc. (See Note 17). The write-offs associated with these units were approximately $8.5 million, $3.6 million and $5.4 million, respectively, and are reflected in "charges for Pine Tree restaurant closings" in the accompanying consolidated statements of operations.

   The Company wrote-off $5.0 million in 1998 and $3.8 million in 1999 related to the Company's restaurant back office automation system that was under development, which essentially constituted the entire cost of the system. Total write-off charges are included in "software write-offs" in the accompanying consolidated statements of operations.

   In 2000, the Company wrote off $1.7 million of fixed assets at certain restaurants, bakeries and cafes that were replaced under its re-imaging program.

 Reverse Stock Split

   On February 7, 2001, the Company effected a two-for-three reverse stock split (See Note 22).

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

 Stock-Based Employee Compensation

   The Company accounts for stock options under the intrinsic value method. Had compensation expense for all of the Company's stock option plans been determined under the fair value method, the Company's net income (loss) would have been reduced or increased to the following pro forma amounts (in thousands except per share amounts):

                                                     For Year  For Year For Year
                                                      Ended     Ended    Ended
                                                     12/27/98  12/26/99 12/31/00
                                                     --------  -------- --------
   Net income (loss):
     As reported.................................... $ (8,646) $12,085  $27,464
                                                     ========  =======  =======
     Pro forma...................................... $(10,247) $12,019  $27,301
                                                     ========  =======  =======
   Basic earnings (loss) per share:
     As reported.................................... $  (0.35) $  0.46  $  1.04
                                                     ========  =======  =======
     Pro forma...................................... $  (0.42) $  0.46  $  1.04
                                                     ========  =======  =======

   Because the fair value method of accounting has not been applied to options issued prior to December 15, 1994, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

   The fair value of each option is estimated on the date of grant using the "minimum value" method with the following weighted-average assumptions used for grants in 1998, 1999 and 2000: risk-free interest rates ranging from approximately 4.5% to 6.7%; expected lives of approximately 10 years and 7 years for the 1996 Nonqualified Performance Stock Option Plan and the 1996 Nonqualified Stock Option Plan, respectively (See Note 11).

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

     Development Agreements. Development agreements provide for the development of a specified number of restaurants, bakeries and cafes within a defined geographic territory in accordance with a schedule of opening dates. Development schedules generally cover three to five years and typically have benchmarks for the number of restaurants, bakeries and cafes to be opened and in operation at six to 12 month intervals. Development agreement payments are made when the agreement is executed and are nonrefundable.

   Franchise fees and development fees are recorded as deferred revenue when received and are recognized as revenue when the restaurants, bakeries and cafes covered by the fees are opened and/or all material services or conditions relating to the fees have been substantially performed or satisfied by the Company. The Company records royalties as revenue when franchised restaurant, bakery and cafe sales occur.

                    AFC ENTERPRISES, INC. AND SUBSIDIARIES

 Wholesale Revenues

   Wholesale revenues are generated from the Company's specialty coffee wholesaling operations.

 Other Revenues

   The Company's other revenues consist of rental income from properties owned and leased by the Company, which are leased or subleased to franchisees and third parties and interest income earned on notes receivable from franchisees and other parties.

 Insurance Programs

   The Company maintains insurance coverages for general and auto liability, employee medical and workers' compensation, except for workers' compensation liabilities in the State of Texas where the Company is self-insured against such liabilities. In October 1998, the Company converted its insurance coverages for general and auto liability and workers' compensation, excluding workers' compensation in the State of Texas, to a "guaranteed cost" insurance arrangement. Prior to October 1998, the Company was liable for claims on a per-incident basis up to specified limits. During 2000, the Company secured a third party insurance policy for environmental coverage (See Note 7).

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

 International Operations

   The Company is exposed, to a limited degree, to changes in international economic conditions and currency fluctuations due to its international franchise operations. AFC has not historically maintained any hedges against foreign currency fluctuations, although the Company did enter into foreign currency hedging agreements in 1999 and 2000 with respect to the Korean Won. Losses recorded by the Company during the past three years related to foreign currency fluctuations have not been material to the Company's results of operations. For fiscal years 1998, 1999 and 2000, royalties and other revenues from foreign franchisees represented 2.0%, 1.7% and 2.2%, respectively, of the Company's total revenues.

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

   Long-term debt: The fair value of the Company's Term Loans, Lines of Credit and Other Notes (See Note 8) are based on secondary market indicators. Since these debt instruments are not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying values approximate fair value. The fair value of the Company's 10.25% Senior Notes (See Note 8) is based on quoted market prices.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   The carrying amount and fair value of the Company's 10.25% Senior Notes as of December 26, 1999 and December 31, 2000 are as follows (in thousands):

                                                   1999              2000
                                             ----------------- -----------------
                                             Carrying   Fair   Carrying   Fair
                                              Value    Value    Value    Value
                                             -------- -------- -------- --------
     10.25% Senior Notes.................... $166,980 $167,815 $150,000 $139,500
                                             ======== ======== ======== ========

3. Inventories

   The major components of inventory are as follows (in thousands):

                                                            12/26/99 12/31/00
                                                            -------- --------
     Food and beverage items, preparation and packaging
      materials............................................ $12,878  $14,162
     Restaurant equipment..................................   3,903      676
                                                            -------  -------
                                                            $16,781  $14,838
                                                            =======  =======

   In 1999, restaurant equipment primarily included inventory held by Ultrafryer for sale to franchisees and other third parties. With the sale of Ultrafryer during 2000 (See Note 18), restaurant equipment consists primarily of spare parts inventory for the restaurant's point of sale equipment.

4. Property and Equipment

   The major components of property and equipment are as follows (in thousands):

                                                              12/26/99 12/31/00
                                                              -------- --------
     Owned:
       Land.................................................. $ 44,664 $ 43,724
       Buildings.............................................   79,097   82,994
       Equipment.............................................  155,545  174,411
       Leasehold improvements................................   83,681   82,017
       Construction work in process..........................   10,785    7,920
       Properties held for sale..............................    1,333    1,748
     Capital leases:
       Buildings.............................................    3,811    3,413
       Equipment.............................................   23,960   18,500
                                                              -------- --------
                                                               402,876  414,727
     Less: accumulated depreciation and amortization.........  139,594  148,263
                                                              -------- --------
                                                              $263,282 $266,464
                                                              ======== ========

   Depreciation and amortization expense related to property and equipment, including property and equipment held under capital leases, was approximately $35.1 million, $33.2 million and $32.4 million for the years ended December 27, 1998, December 26, 1999 and December 31, 2000, respectively.

   Properties held for sale consist of land, buildings and equipment currently not in use by the Company. These assets include both restaurant and corporate assets and are carried at estimated net realizable value.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

5. Other Assets

   Other assets consist of the following (in thousands):

                                                               12/26/99 12/31/00
                                                               -------- --------
     Deposits................................................. $ 2,113  $ 1,948
     Information technology costs.............................   4,070    2,107
     Debt issuance costs, net.................................   7,891    5,822
     Real estate development costs............................   2,692    1,190
     Deferred compensation trusts.............................     852    1,385
     Other....................................................     824      829
                                                               -------  -------
                                                               $18,442  $13,281
                                                               =======  =======

6. Intangible Assets

   Intangible assets consist of the following (in thousands):

                                                              12/26/99 12/31/00
                                                              -------- --------
     Franchise value......................................... $110,000 $110,000
     Goodwill................................................  125,925  114,586
     Trade name..............................................   10,800   10,800
     Other...................................................    5,485    4,778
                                                              -------- --------
                                                               252,210  240,164
     Less: accumulated amortization..........................   47,340   55,957
                                                              -------- --------
                                                              $204,870 $184,207
                                                              ======== ========

   Amortization expense for the years ended December 27, 1998, December 26, 1999 and December 31, 2000, was approximately $11.0 million, $9.4 million and $9.5 million, respectively.

7. Long-term Other Liabilities

   A summary of long-term other liabilities is as follows (in thousands):

                                                               12/26/99 12/31/00
                                                               -------- --------
     Insurance reserves....................................... $ 4,847  $ 2,601
     Deferred franchise revenues..............................   6,930    9,026
     Litigation and environmental.............................   5,874      804
     Other....................................................  18,012   15,710
                                                               -------  -------
                                                               $35,663  $28,141
                                                               =======  =======

   Due to the very limited number of environmental claims that the Company has experienced since 1993 and with the purchase of a third party environmental insurance policy in 2000 (See Note 15), the Company believes that it has obtained adequate insurance coverage for any environmental remediation liabilities and has reduced its environmental liability by $4.4 million. The majority of liabilities comprising "other liabilities" are not subject to a fixed cash payment schedule and are primarily payable upon the occurrence of specific events, which are not estimable as of December 31, 2000.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

8. Long-term Debt

   In May 1997, the Company completed a debt offering of $175.0 million of Senior Subordinated Notes ("Senior Notes"). The Company also entered into a new $175.0 million Senior Secured Credit Facility ("1997 Credit Facility") whereby the Company was provided with a $50.0 million term loan ("Tranche A"), a $25.0 million revolving credit facility ("Revolving Facility") and a $100.0 million facility to be used for acquisitions ("Acquisition Facility"). Tranche A and the Senior Notes were funded at closing, providing the Company with $225.0 million, which was used to repay long-term debt balances under the Company's existing credit facility, repay and retire the 10% Preferred Stock, repay certain capital lease obligations, pay fees and expenses associated with the above described transactions and provide for working capital needs.

   In October 1998, the Company amended and restated the 1997 Credit Facility to include a $50.0 million term loan ("Tranche B") which was used to acquire CII.

   In October 1999, the Company amended the 1997 Credit Facility to add an additional $25.0 million to the borrowing capacity under the Tranche B term loan. The $25.0 million in proceeds from this amendment was used to pay down other debt of the Company.

   The Company's Tranche A and B and certain letter of credit facilities described below were provided by various financial institutions, some of which are shareholders of the Company.

 1997 Credit Facility (As Amended and Restated As of October 1, 1999)

   Tranche A, Tranche B, the Acquisition Facility and the Revolving Facility (collectively, the "1997 Credit Facility") bear interest, at the Company's election, at either (i) a defined base rate plus a defined margin or (ii) LIBOR plus a defined margin, subject to reduction based on the achievement of certain financial leverage ratios. As of December 31, 2000, the interest rates ranged from 8.27% to 9.28%. The Company is obligated to pay commitment fees of 0.5% per annum (subject to reduction based on the achievement of certain leverage ratio levels) on the unused portions of the Acquisition Facility and the Revolving Facility from time to time, as well as a customary annual agent's fee. Fees relating to the issuance of letters of credit under the Revolving Facility will include a fee equal to the then applicable margin over LIBOR plus a fronting fee of 0.25% per annum (payable to the issuing institution) based on the face amount of letters of credit, plus standard issuance and administrative charges.

   In addition to the scheduled amortization, the Company is required to make prepayments under certain conditions, including without limitation, upon certain asset sales or issuance of debt or equity securities. The Company is also required to make annual prepayments in an amount equal to a percentage of excess cash flow (as defined in the 1997 Credit Facility) beginning with fiscal year 1998. During the fiscal years ended December 27, 1998 and December 31, 2000, there were no prepayments required of the Company under the agreement. During the fiscal year ended December 26, 1999 there were $2.3 million in prepayments made under the agreement.

  Tranches

   Tranche A principal is payable in quarterly installments ranging from $1.0 million to $7.5 million beginning September 1997 and maturing in June 2002. Interest is paid in one, two, three or six month periods as defined in the 1997 Credit Facility.

   Tranche B principal is payable in quarterly installments ranging from $0.1 million to $33.1 million beginning December 31, 1998 and maturing in June 2004. Interest is paid in one, two, three or six month periods as defined in the 1997 Credit Facility.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

  Acquisition Facility

   The Company may borrow under the Acquisition Facility at any time during the period of May 21, 1997 through the fourth anniversary of the closing date. Amounts outstanding under the Acquisition Facility on the fourth anniversary of the closing will be converted to a term loan. The Company will be required to make scheduled annual amortization payments on the term loan portion of the Acquisition Facility. As of December 31, 2000, there was an outstanding balance of $62.0 million, which if converted to a term loan would result in principal payment amortization of $9.3 million and $52.7 million in 2001 and 2002, respectively.

  Revolving Facility

   Under the terms of the Revolving Facility, the Company may borrow and obtain letters of credit up to an aggregate of $25.0 million. As of December 31, 2000, there were no outstanding borrowings and $4.2 million of outstanding letters of credit, leaving unused revolving credit available for short-term borrowings and letters of credit of $20.8 million.

  Other Terms

   The 1997 Credit Facility is secured by a first priority security interest in substantially all of the Company's assets (subject to certain exceptions). Any future material subsidiaries of the Company will be required to guarantee the 1997 Credit Facility, and the Company will be required to pledge the stock of such subsidiaries to secure the facility.

   The 1997 Credit Facility contains certain financial covenants, including, but not limited to, covenants related to minimum fixed charge coverage, minimum cash interest coverage and maximum leverage. In addition, the 1997 Credit Facility contains other affirmative and negative covenants relating to, among other things, limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions and payments on subordinated debt), mergers and acquisitions, sales of assets, leases, transactions with affiliates and investments in the Company's deferred compensation plan. The amendment made to the 1997 Credit Facility in October 15, 1998 included the addition of a Year 2000 covenant that requires that the Company be Year 2000 compliant. The 1997 Credit Facility contains customary events of default, including certain changes of control of the Company. As of December 31, 2000, the Company was in compliance with all covenants.

 10.25% Senior Notes

   The Senior Notes bear interest at 10.25% per annum and interest is payable on May 15 and November 15 of each year. The Senior Notes mature on May 15, 2007 and are not redeemable prior to May 15, 2002. On or after such date, the Senior Notes will be subject to redemption, at the option of the Company, in whole or in part, at any time before maturity.

   In 1999, the Company repurchased Senior Notes with a face value of $8.0 million at a slight discount. The repurchase was funded with proceeds from the supplemental Tranche B term loan. The Company expensed approximately $0.3 million in connection with the repurchase, which represented the write-off of the related unamortized debt issuance costs and lender costs. During 2000, the Company repurchased Senior Notes with a face value of $17.0 million at a slight discount. The repurchase was funded with internal funds. The Company expensed approximately $0.5 million in connection with the repurchase, which represented the write-off of the related unamortized debt issuance costs and lender costs. The Company has not reported these amounts as an extraordinary item in the fiscal years ended December 26, 1999 and December 31, 2000, due to the relative immateriality to the consolidated statements of operations for the applicable periods.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   The Senior Notes are unsecured and rank subordinate in right of payment to all existing and future Senior Indebtedness, as defined, of the Company, including all indebtedness under the 1997 Credit Facility and the Company's capital lease obligations.

   The Senior Notes restrict, among other things, the ability of the Company and its wholly-owned subsidiaries to (i) incur additional indebtedness and subsidiary preferred stock, (ii) sell assets and to use the proceeds from asset sales, (iii) engage in certain transactions with affiliates, and (iv) pay dividends, make certain investments and make other restricted payments, as defined. As of December 31, 2000, the Company was in compliance with all covenants.

 Debt Issuance Costs

   In connection with the 1997 Credit Facility and the Senior Notes and subsequent amendments, the Company incurred approximately $0.9 million, $0.4 million and $0.1 million during 1998, 1999 and 2000, respectively, in debt issuance costs, which were capitalized. These costs are being amortized into interest expense over a period of five to ten years. Amortization is calculated using the straight-line method, which approximates the effective interest method, and the unamortized balance is included in other assets in the accompanying consolidated balance sheets. During 1998, 1999 and 2000, the Company amortized as interest expense approximately $1.4 million, $1.7 million and $2.1 million, respectively.

   A summary of the Company's long-term debt is as follows (in thousands):

                                                              12/26/99 12/31/00
                                                              -------- --------
     Term Loans:
      Tranche A.............................................. $ 35,982 $ 24,312
      Tranche B..............................................   73,205   72,284
     10.25% Senior Notes.....................................  166,980  150,000
     Other notes.............................................    1,129      622
                                                              -------- --------
                                                               277,296  247,218
      Less: current maturities...............................   13,111    8,418
                                                              -------- --------
                                                              $264,185 $238,800
                                                              ======== ========

   The following is a schedule of the aggregate maturities of long-term debt as of December 31, 2000, for each of the succeeding five fiscal years and thereafter (in thousands):

     Year                                                                Amount
     ----                                                               --------
     2001.............................................................. $  8,418
     2002..............................................................   23,143
     2003..............................................................   22,111
     2004..............................................................   43,546
     2005..............................................................       --
     Thereafter........................................................  150,000
                                                                        --------
                                                                        $247,218
                                                                        ========

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

9. Leases

   The Company maintains leases covering restaurant, bakery and cafe land and building properties, computer software, hardware and other equipment, which expire on various dates through 2019 and generally require additional payments for property taxes, insurance and maintenance. Certain leases provide for rentals based upon a percentage of sales by company-operated restaurants, bakeries and cafes in addition to the minimum annual rental payments. Future minimum payments under capital and non-cancelable operating leases, as of December 31, 2000, are as follows (in thousands):

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
     2001..................................................... $2,227  $ 19,129
     2002.....................................................    483    17,121
     2003.....................................................    250    15,215
     2004.....................................................    258    13,365
     2005.....................................................    262    11,977
     Thereafter...............................................  2,348    40,749
                                                               ------  --------
       Future minimum lease payments..........................  5,828  $117,556
                                                                       ========
       Less: amounts representing interest....................  1,914
                                                               ------
       Total obligations under capital leases.................  3,914
       Less: current portion..................................  1,765
                                                               ------
       Long-term obligations under capital leases............. $2,149
                                                               ======

   Rent expense from operating leases for the fiscal years ended December 27, 1998, December 26, 1999 and December 31, 2000, amounted to $20.5 million, $32.4 million and $33.3 million, respectively, including percentage rents of $1.3 million, $1.0 million and $0.9 million, respectively.

   As of December 31, 2000, the Company leases owned restaurant properties with an aggregate gross value of $31.6 million and a net book value of $17.5 million and sub-leases other leased properties to franchisees and others. Rental income from these leases was approximately $7.9 million, $8.4 million and $9.0 million for the fiscal years ended in 1998, 1999 and 2000, respectively, and was primarily based upon a percentage of restaurant sales. The lease terms under these agreements expire on various dates through 2027. Future minimum rentals receivable under these non-cancelable lease and sub-lease arrangements as of December 31, 2000 are as follows (in thousands):

                                                                        Rental
                                                                        Income
                                                                        -------
     2001.............................................................. $ 5,558
     2002..............................................................   5,217
     2003..............................................................   4,816
     2004..............................................................   4,566
     2005..............................................................   4,101
     Thereafter........................................................  17,393
                                                                        -------
      Future minimum rentals........................................... $41,651
                                                                        =======

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

10. Income Taxes

   The components of income tax expense (benefit) included in the statements of operations are as follows (in thousands):

                                                 For        For        For
                                              Year Ended Year Ended Year Ended
                                               12/27/98   12/26/99   12/31/00
                                              ---------- ---------- ----------
     Current income tax expense consists of:
       Federal...............................  $ 1,094     $  443    $ 8,015
       Foreign...............................    1,543      2,000      2,431
       State.................................      768        791      2,215
                                               -------     ------    -------
       Total.................................    3,405      3,234     12,661
     Deferred income tax expense (benefit)...   (7,628)     5,071      7,150
                                               -------     ------    -------
         Income tax expense (benefit)........  $(4,223)    $8,305    $19,811
                                               =======     ======    =======

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

   A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                  For        For        For
                                               Year Ended Year Ended Year Ended
                                                12/27/98   12/26/99   12/31/00
                                               ---------- ---------- ----------
     Statutory Federal income tax expense
      (benefit) rate..........................   (35.0)%     35.0 %     35.0 %
     Non-deductible items including goodwill
      amortization............................     5.3        5.9        3.0
     State taxes, net of federal benefit......    (2.1)       4.9        3.8
     Benefit of job tax credits...............      --       (1.1)      (1.5)
     Other items, net.........................    (1.0)      (4.0)       1.6
                                                 -----       ----       ----
       Effective income tax expense (benefit)
        rate..................................   (32.8)%     40.7 %     41.9 %
                                                 =====       ====       ====

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   Significant components of the Company's net deferred tax asset and net deferred tax liability were as follows (in thousands):

                                                            12/26/99  12/31/00
                                                            --------  --------
Current deferred tax asset (liability):
  Payroll accruals......................................... $    258  $    493
  Allowance for doubtful accounts..........................      309       551
  Other accruals...........................................      223        --
                                                            --------  --------
    Total current deferred tax asset.......................      790     1,044
                                                            --------  --------
Noncurrent deferred tax asset (liability):
  Franchise value and trademarks........................... $(23,700) $(22,367)
  Property, plant and equipment............................   10,148     7,263
  Net operating loss carryforwards.........................    5,766     5,432
  AMT credit carryforwards.................................    2,640       322
  General business credit carryforwards....................    4,161     1,517
  Foreign tax credit carryforwards.........................    3,121     1,436
  Deferred compensation....................................    4,378     5,533
  Insurance accruals.......................................    4,479     2,831
  Litigation/environmental accruals........................    2,337       339
  Deferred franchise fee revenue...........................    2,651     3,452
  Other items, net.........................................      204     3,023
                                                            --------  --------
                                                              16,185     8,781
  Valuation allowance......................................   (7,053)   (7,053)
                                                            --------  --------
    Total noncurrent deferred tax asset....................    9,132     1,728
                                                            --------  --------
    Net deferred tax asset................................. $  9,922  $  2,772
                                                            ========  ========

   As of December 26, 1999 and December 31, 2000, the Company had U.S. Net Operating Losses ("NOLs") of $13.4 million each year expiring from 2010 to 2013 and tax credit carryforwards in the amounts of $9.9 million and $3.3 million, respectively, expiring from 2002 to 2014. Certain acquired NOLs and tax credit carryforwards are subject to limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Management has determined that it is more likely than not that the deferred tax assets attributable to these acquired NOLs and tax credit carryforwards will not be realized and as such has established a valuation allowance of $7.1 million for each of the fiscal years ended December 26, 1999 and December 31, 2000. Based on management's assessment, it is more likely than not that the remaining net deferred tax assets will be realized through future reversals of existing temporary differences and future taxable income.

11. Stock Option Plans

 The 1992 Stock Option Plan

   The 1992 Nonqualified Stock Option Plan authorizes the issuance of options to purchase approximately 1.2 million shares of the Company's common stock. The exercise price of these shares is $0.12 per share. The outstanding options allow certain officers of the Company to purchase 1,073,744 shares of common stock. If not exercised, the options expire 15 years after the date of issuance. As of December 31, 2000, all of the outstanding options were exercisable. As of December 31, 2000, the weighted-average remaining contractual life of these options is seven years.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

 The 1996 Nonqualified Performance Stock Option Plan

   In April 1996, the Company created the 1996 Nonqualified Performance Stock Option Plan. This plan authorizes the issuance of options to purchase approximately 1.6 million shares of the Company's common stock. Exercise prices range from $4.976 to $11.625 per share. As of December 31, 2000, the weighted-average exercise price was $7.81 per share. The options outstanding allow certain employees of the Company to purchase approximately 1.5 million shares of common stock. Vesting is based upon the Company achieving annual levels of earnings before interest, taxes, depreciation and amortization over fiscal year periods beginning with fiscal year 1996 through 1998. In 1999 and ending with fiscal year 2000, vesting was based on earnings. If not exercised, the options expire ten years from the date of issuance. Under this plan, compensation expense is determined and recorded when the options vest. During the fiscal years ended December 27, 1998, December 26, 1999 and December 31, 2000, the Company recorded approximately $1.1 million, $1.1 million and $1.4 million, respectively, in compensation expense. As of December 31, 2000, 1,532,404 options were exercisable. As of December 31, 2000, the weighted-average remaining contractual life of these options was 6.6 years.

   In 1998, the Board of Directors approved the cancellation of 621,798 unvested options under this plan held by three of the Company's senior executives. The cancelled options had exercise prices that ranged from $4.98 per share to $11.25 per share. In connection with the cancellation, the Board granted to these three individuals 621,798 options with an exercise price of $11.625 per share, which was the fair value of the Company's common stock at the date of grant. In addition, the executives became fully vested in these options upon the grant date. The Company did not recognize compensation expense regarding the subsequent grant of the 621,798 options since they were issued at an exercise price that equaled the fair value of the Company's common stock at the date of grant.

 The 1996 Nonqualified Stock Option Plan

   In April 1996, the Company created the 1996 Nonqualified Stock Option Plan. This plan authorizes the issuance of approximately 4.1 million options. The Company granted approximately 0.5 million options in 2000 at exercise prices ranging from $13.125 to $15.00 per share, which approximated the fair market value of the Company's common stock at date of grant. In 1999, the Company granted 0.3 million options at prices ranging from $11.25 to $12.375 per share which approximated the fair market value of the Company's common stock at the date of grant. In 1998, the Company granted approximately 0.3 million options at $11.25 per share, which was the fair market value of the Company's common stock at the date of grant. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 1.2 million shares of common stock, which vest at 25% per year beginning April 1997. If not exercised, the options expire seven years from the date of issuance. As of December 31, 2000, the weighted-average remaining contractual life of these options was 4.8 years, the weighted-average exercise price per share was $10.36 and 498,686 options were exercisable.

 The 1998 SCC Plan

   In connection with the SCC acquisition in March 1998, the Company created the Substitute Nonqualified Stock Option Plan. This plan authorizes the issuance of approximately 339,000 options at exercise prices that range from $5.865 to $10.125 per share. The Company issued approximately 300,000 options at the closing date of the acquisition. The issuance of 27,000 options are subject to a reduction of options based on a holdback provision in the acquisition agreement. Regarding the

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES
remaining options to be issued, a determination on the number of options will be made on or about March 31, 2001, three years from the closing date of the transaction. As of December 31, 2000, the weighted-average exercise price per share was $7.19. The options vest when issued by the Company and expire at various dates through October 31, 2007. As of December 31, 2000, the weighted-average remaining contractual life of these options was 4.7 years and 307,344 options were exercisable.

 Warrants

   In connection with the SCC acquisition, the Company authorized the issuance of 118,628 warrants to the former SCC shareholders to purchase AFC common stock at prices that range from $5.865 to $9.00 per share. The warrants expire on May 4, 2001 and September 30, 2001. As of December 31, 2000, 113,195 warrants were exercisable that had a $6.28 weighted-average exercise price per share and a weighted-average remaining contractual life of five months. These warrants were issued in connection with the acquisition of SCC and the related fair value placed upon these warrants was added to the goodwill resulting from this acquisition (See Note 17).

 A Summary of Plan Activity

   A summary of the status of the Company's four stock option plans and warrants as of December 27, 1998, December 26, 1999 and December 31, 2000 and changes during the years is presented in the table and narrative below:

                                    1998             1999             2000
                              ---------------- ---------------- ----------------
                              Shares  Wtd.Avg. Shares  Wtg.Avg. Shares  Wtd.Avg.
                              (000's) Ex.Price (000's) Ex.Price (000's) Ex.Price
                              ------- -------- ------- -------- ------- --------
Outstanding at beginning of
 year........................  3,342  $ 3.540   3,990  $ 5.490   4,030  $ 5.955
Granted options and
 warrants....................  1,347  $10.095     330  $11.655     455  $13.185
Exercised options and
 warrants....................     (6) $ 3.930    (107) $ 2.745    (103) $ 5.460
Cancelled options and
 warrants....................   (693) $ 5.055    (183) $ 6.555    (150) $10.830
                               -----            -----            -----
Outstanding at end of year...  3,990  $ 5.490   4,030  $ 5.955   4,232  $ 6.570
                               =====            =====            =====
Exercisable at end of year...  3,078  $ 5.010   3,267  $ 5.115   3,525  $ 5.430
                               =====            =====            =====
  Weighted average fair value
   of options and warrants
   granted (See Note 1)......         $ 3.540          $ 3.510          $ 3.820

   Approximately 0.3 million, 0.3 million and 0.5 million options were granted in 1998, 1999 and 2000, respectively, at prices that equaled the fair market price of the common stock at the grant date.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

12. Basic and Diluted Earnings Per Share

   The following represents a reconciliation of the Company's basic and diluted earnings per share as required by the Financial Accounting Standards Board Statement No. 128 "Earnings per Share" (in thousands):

                                                       For the Year Ended
                                                   ----------------------------
                                                   12/27/98  12/26/99  12/31/00
                                                   --------  --------  --------
   Net income (loss) from:
     Continuing operations.......................  $ (3,360) $ 14,029  $ 27,515
     Discontinued operations.....................    (5,286)   (1,944)      (51)
                                                   --------  --------  --------
   Net income (loss).............................  $ (8,646) $ 12,085  $ 27,464
                                                   ========  ========  ========
                                                       For the Year Ended
                                                   ----------------------------
                                                   12/27/98  12/26/99  12/31/00
                                                   --------  --------  --------
   Denominator for basic earnings per share--
    weighted average shares......................    24,371    26,231    26,323
   Effect of dilutive securities--employee stock
    options and warrants.........................        --     2,188     2,423
                                                   --------  --------  --------
   Denominator for diluted earnings per share--
    weighted average shares adjusted for dilutive
    securities...................................    24,371    28,419    28,746
                                                   ========  ========  ========

   Due to the net loss from continuing operations for the year ended December 27, 1998, the dilutive effect of 2,430 options and warrants were excluded from the denominator for diluted earnings per share.

13. Other Employee Benefit Plans

 Pre-Tax Savings and Investment Plan

   The Company maintains a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code for the benefit of employees meeting certain eligibility requirements. With the exception of certain SCC employees who were grandfathered into the plan, all Company employees are subject to the same contribution and vesting schedules. Under the plan, employees may contribute up to 20.0% of their eligible compensation to the plan on a pre-tax basis up to statutory limitations. The Company may make both voluntary and matching contributions to the plan. The Company expensed approximately $0.4 million, $0.5 million and $0.3 million during 1998, 1999 and 2000, respectively, for its contributions to the plan.

 Deferred Compensation Plan

   Effective March 1, 1998, the Company established the AFC Deferred Compensation Plan. The plan is an unfunded, nonqualified deferred compensation plan that benefits certain designated key management or highly compensated employees. Under this plan, an employee may defer up to 50% of base salary and 100% of any bonus award in increments of 1% on a pre-tax basis. The Company may make both voluntary and matching contributions to the plan. The minimum annual deferral is 1%. The funds are invested in variable life insurance policies that have an aggregate cash surrender value of approximately $1.6 million at December 31, 2000. All plan assets are subject to the Company's creditors. The Company expensed approximately $26,000, $22,000 and $42,000 in 1998, 1999 and 2000, respectively, for its matching contributions to the plan. As of December 31, 2000, the Company's liability under the plan was $1.4 million.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

 Long-term Success Plan

   Effective January 1, 1999, the Company adopted a long-term success plan for its current and future employees. The plan provides for the potential payout of a bonus, in cash, AFC common stock or both, contingent upon (i) AFC's common stock, if publicly traded, reaching an average stock price of $46.50 per share for a period of at least twenty consecutive trading days, or (ii) AFC's earnings per share reaching $3.375 for any fiscal year ending on or before December 31, 2003 during the five-year period January 1, 1999 through fiscal year 2003.

   Employee payouts range from 10% to 110% of the individual employee's base salary at the time either benchmark is met. The percentage is based upon the individual employee's employment date. As of December 31, 2000, AFC did not have a liability recorded in its consolidated financial statements for the bonus payout. The Company will record a liability for the bonus payout when the amount is both probable and estimable.

 Executive Retirement and Benefit Plans

   During 1994, the Company adopted a nonqualified, unfunded retirement, disability and death benefit plan for certain executive officers. Annual retirement benefits are equal to 30% of the executive officer's average base compensation for the five years preceding retirement plus health benefit coverage and are payable in 120 equal monthly installments following the executive officer's retirement date. Death benefits are up to five times the officer's base compensation at the time of employment. The Company has the discretion to increase the employee's death benefits. Death benefits are funded by split dollar life insurance arrangements. The accumulated benefit obligation related to this plan was approximately $2.1 million and $2.5 million as of December 26, 1999 and December 31, 2000, respectively.

   The following table sets forth for the retirement plan, the funded status and the amounts that are included in other long-term liabilities in the accompanying balance sheets as of December 26, 1999 and December 31, 2000 (in thousands):

                                                               1999     2000
                                                              -------  -------
   Actuarial present value of benefit obligation:
     Accumulated benefits obligation........................  $ 2,205  $ 2,669
                                                              =======  =======
     Projected benefit obligation...........................  $ 2,396  $ 1,848
                                                              =======  =======
     Plan assets at fair value..............................  $    --  $    --
     Projected benefit obligations in excess of plan
      assets................................................    2,396    1,848
     Prior service cost not yet recognized in pension cost..     (385)    (361)
     Unrecognized cumulative net gains and assumption change
      effects...............................................      107    1,001
                                                              -------  -------
     Plan liability before recognition of minimum liability
      adjustment............................................    2,118    2,488
     Adjustment required to recognize minimum liability.....       --       --
                                                              -------  -------
   Plan liability...........................................  $ 2,118  $ 2,488
                                                              =======  =======

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   Expense for the retirement plan for the years ended December 26, 1999 and December 31, 2000, include the following cost components (in thousands):

                                                                   1999  2000
                                                                   ----- -----
   Service costs.................................................. $ 274 $ 274
   Interest costs.................................................    89    85
   Amortization of unrecognized net obligations at the date of
    inception.....................................................    25    29
                                                                   ----- -----
   Plan expense................................................... $ 388 $ 388
                                                                   ===== =====

   Expense for the retirement plan for the years ended December 27, 1998, December 26, 1999, and December 31, 2000, was approximately $0.4 million per year.

   The Company's assumptions used in determining the plan cost and liabilities include a discount rate of 7.5% per annum and a 5% rate of salary progression in 1998, 1999 and 2000.

   The Company also provides post-retirement medical benefits (including dental coverage) for certain retirees and their spouses. This benefit begins on the date of retirement and ends after 120 months or upon the death of both parties. The accumulated post-retirement benefit obligation for the plan as of both December 26, 1999 and December 31, 2000, was approximately $0.4 million. The net periodic expense for the medical coverage continuation plan for 1998, 1999 and 2000 was approximately $42,000 per fiscal year.

14. Related Party Transactions

   In April 1996, the Company loaned certain officers of the Company an aggregate of $4.5 million to pay personal withholding tax liabilities incurred as a result of a $10.0 million executive compensation award earned in 1995. The full recourse note receivable balance, net of any unamortized discount, and interest receivable balance as of December 26, 1999 and December 31, 2000 are included as a reduction to shareholders' equity in the accompanying consolidated balance sheets and consolidated statements of shareholders' equity, as the common stock awarded to the officers secures payment of the individual notes.

   In October 1998, the Company loaned certain officers of the Company an aggregate of $1.3 million to pay for shares of common stock offered by AFC in connection with the acquisition of CII. During 1999, AFC loaned two officers of the Company an aggregate of $0.4 million to pay for shares of common stock offered by other departing officers. All the individual notes have similar terms. Each full recourse note bears interest at 7.0% per annum with principal and interest payable at December 31, 2005. The notes are secured by the shares purchased by the employees. The note receivable balance and interest receivable balance as of December 26, 1999 and December 31, 2000 are included as a reduction to shareholders' equity in the accompanying consolidated balance sheets and consolidated statements of shareholders' equity.

   In January 2000, the Company loaned a former AFC employee $0.2 million to pay personal withholding tax liabilities incurred as a result of exercising stock options. The note bears interest at 7.0% per annum with principal and interest payable on the first to occur of (i) two years after the date of the note, or (ii) 90 days after the effective date of an initial public offering of AFC's common stock. The shares obtained from the option exercise secures the note. The note and interest receivable balances as of December 31, 2000 are included as a reduction to shareholders' equity in the accompanying consolidated balance sheets and consolidated statements of shareholders' equity.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   In connection with the Company's common stock offering related to the Cinnabon acquisition in 1998, the Company paid stock issuance costs of approximately $1.0 million to Freeman Spogli and Co., Inc., which through other affiliates is the Company's majority common shareholder, $0.1 million of which was paid to PENMAN Partners.

15. Commitments and Contingencies

 Employment Agreements

   Eight senior executives and the Company have amended employment agreements (effective January 2001) containing customary employment terms which provide for annual base salaries ranging from $250,000 to $575,000, respectively, subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements generally terminate in 2002 or 2004, unless earlier terminated or otherwise renewed, pursuant to the terms thereof. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, up to two times his base annual salary and up to two times the bonus payable to the individual for the fiscal year in which such termination occurs. Under the agreements, upon a change of control of the Company or a significant reduction in the executive's responsibilities or duties, the executive may terminate his employment and would be entitled to receive the same severance pay he would have received had his employment been terminated without cause.

 Supply Contracts

   The principal raw material for the Company's Popeyes and Church's systems is fresh chicken. The Company's Popeyes and Church's systems purchase fresh chicken from approximately 14 suppliers who service the Company from 34 plant locations. For fiscal years ended December 27, 1998, December 26, 1999 and December 31, 2000, approximately 50%, 47% and 46%, respectively of Popeyes' and Church's company-operated restaurant cost of sales was attributable to the purchase of fresh chicken. As a result, the Company is significantly affected by increases in the cost of chicken, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, and greater international demand for domestic chicken products.

   In order to (i) ensure favorable pricing for the Company's chicken purchases in the future, (ii) reduce volatility in chicken prices and (iii) maintain an adequate supply of fresh chicken, the Company entered into two types of chicken purchasing contracts with chicken suppliers. The first is a grain-based "cost-plus" pricing contract that utilizes prices based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the "Georgia whole bird market value". Under this contract, the Company and its franchisees pay the market price plus a premium for cut specifications for AFC restaurants. The market-priced contracts have maximum and minimum prices that the Company and its franchisees will pay for chicken during the term of the contract. Both contracts have terms ranging from three to five years, with provisions for certain annual price adjustments. In fiscal year 2000, the Company increased the purchase volume under the "cost-plus" pricing contracts, thereby reducing purchases under the market-based contracts, in order to further reduce its exposure to rising chicken prices. The Company recognized chicken cost of sales at the amounts paid under the contracts. For the periods presented, the Company has not experienced any material losses as a result of these contracts.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   SCC's principal raw material is green coffee beans. The Company typically enters into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year as negotiated with the individual supplier. The Company purchases approximately 64% of its green coffee beans from five suppliers and the remaining 36% from 20 other suppliers. If the five major suppliers cannot meet its coffee orders, the Company has the option of ordering its coffee from the other suppliers or adding new suppliers. As of December 31, 2000, the Company had commitments to purchase green coffee beans at a total cost of approximately $9.0 million through December 31, 2001. The Company always takes physical delivery of the coffee beans.

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

   Environmental Matters

   Approximately 150 of the Company's owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks ("USTs") and some of these properties may currently contain abandoned USTs. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, the Company, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at its properties that are unrelated to USTs. As a result, after an analysis of its property portfolio and an initial assessment of its properties, including testing of soil and groundwater at a representative sample of its facilities, the Company has obtained insurance coverage that it believes will be adequate to cover any potential environmental remediation liabilities. The Company is currently not subject to any administrative or court order requiring remediation at any of its properties.

   Information Technology Outsourcing

   In August 1994, the Company entered into an information technology outsourcing contract with IBM. The contract was amended in June 1999 and expires July 31, 2004.

   Future minimum payments under this contract, exclusive of payments included in Note 9 as capital lease payments for systems installed as of December 31, 2000, are as follows (in thousands):

     Year                                                                Amount
     ----                                                               --------
     2001.............................................................. $  6,695
     2002..............................................................    7,511
     2003..............................................................    7,730
     2004..............................................................    4,238
                                                                        --------
                                                                        $ 26,174
                                                                        ========

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   It is estimated that the remaining payments due under the contract of approximately $26.2 million will be reflected as restaurant operating or general and administrative costs and expenses.

   Operating expenses of approximately $10.5 million, $11.2 million and $10.8 million related to the outsourcing contract have been included in the statements of operations for the years ended December 27, 1998, December 26, 1999 and December 31, 2000, respectively.

 Formula Agreement

   The Company has a formula licensing agreement, as amended (the "Formula Agreement"), with Alvin C. Copeland, the former owner of the Popeyes and Church's restaurant systems, and owner of Diversified Foods and Seasonings, Inc. ("Diversified"), which calls for the worldwide exclusive licensing to the Popeyes system of the spicy fried chicken formula and certain other ingredients used in Popeyes products. The Formula Agreement provides for monthly royalty payments of $254,166 until March 2029. Total royalty payments were $2.9 million, $3.0 million and $3.1 million for the fiscal years ended December 27, 1998, December 26, 1999 and December 31, 2000, respectively.

 Supply Agreements

   The Company has a supply agreement with Diversified under which the Company is required to purchase certain proprietary products made exclusively by Diversified. This contract expires in 2029 subject to further renewal.

   Prior to December 26, 1999, supplies were generally provided to franchised and company-operated restaurants in the Popeyes and Church's systems pursuant to supply agreements negotiated by Popeyes Operators Purchasing Cooperative Association, Inc. ("POPCA") and Church's Operators Purchasing Association, Inc. ("COPA"), respectively, each a not-for-profit corporation that was created for the purpose of consolidating the collective purchasing power of the franchised and company-operated restaurants and negotiating favorable terms. Subsequent to December 26, 1999, POPCA and COPA merged their purchasing power into one unified purchasing cooperative known as Supply Management Services, Inc. ("SMS"), a not-for-profit corporation. The new cooperative retained all aspects of the aforementioned POPCA and COPA cooperatives. Since 1995, the Company's franchise agreements related to Church's have required that each franchisee join the purchasing cooperative. Membership in the cooperative is open to all other franchisees on a voluntary basis. Any SMS member is required to purchase from suppliers who have contracts with the cooperative. Currently, all company-operated Popeyes and Church's franchisees are members of SMS or its predecessors. SMS also purchases certain ingredients and supplies for Cinnabon franchised and company-operated bakeries in order to further leverage the collective buying power of AFC.

 Advertising

   In accordance with the Popeyes and Church's franchise agreements, advertising funds have been established (the "Advertising Funds") whereby the Company contributes a percentage of sales (generally 5%) to the Advertising Funds in order to pay for the costs of funding advertising and promotional activities. In accordance with the franchise agreement, the net assets and transactions of the Advertising Funds are not commingled with the working capital of the Company. The net assets and transactions of the Advertising Funds are, therefore, not included in the accompanying consolidated financial statements. The Company's contributions to the Advertising Funds are recorded in restaurant operating expenses in the accompanying consolidated financial statements.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   The Company's advertising expenses, including contributions to the advertising funds, totaled $37.3 million, $38.8 million and $41.6 million for the years ended 1998, 1999 and 2000, respectively.

 King Features Agreements

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

 Other Commitments

   The Company has guaranteed certain loans and lease obligations approximating $1.0 million and $0.8 million as of December 26, 1999 and December 31, 2000, respectively. The Company believes it is not necessary to record any amounts under these obligations as of December 31, 2000.

16. Segment and Geographic Information

   The Company operates exclusively in the foodservice and beverage industry. Substantially all revenues result from the sale of menu products at restaurants, bakeries and cafes operated by the Company, franchise royalty and fee income earned from franchised restaurant, bakery and cafe operations and wholesale revenues from the sale of specialty coffee products. The Company's reportable segments are based on specific products and services within the foodservice and beverage industry. In 2000, the Company began aggregating its domestic and international operations in its reportable segments and, as such, re-stated the corresponding items of segment information for prior years. The Company combines Popeyes and Church's operations to form its chicken segment. The Company previously aggregated the operations of Chesapeake and Cinnabon to form its bakery segment; however, with the sale of Chesapeake in the third quarter of 1999 (See Note 18), the bakery segment only includes Cinnabon's operations. Chesapeake's operations have been classified as discontinued operations in the accompanying financial statements. The Company's coffee segment consists of SCC's operations, which includes its wholesale operations.

   Previously, the Company's restaurant equipment manufacturing division, Ultrafryer, was included in an "other" segment; however, with the sale of Ultrafryer in the second quarter of 2000 (See Note 18) the "other" segment and the associated inter-segment revenues have been eliminated. Ultrafryer's operations have been classified as discontinued operations in the accompanying financial statements.

   The "corporate" component of operating income includes revenues from (i) interest income from notes receivable and rental revenue from leasing and sub-leasing agreements with franchisees and third parties, less (ii) corporate general and administrative expenses.

   Operating income (loss) primarily represents each segment's earnings before income taxes, depreciation, amortization, gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

 Revenues:

                                                        For the Year Ended
                                                   -----------------------------
                                                   12/27/98  12/26/99  12/31/00
                                                   --------- --------- ---------
                                                          (in thousands)
     Chicken...................................... $ 506,314 $ 535,162 $ 545,079
     Coffee.......................................    58,851    77,309    86,853
     Bakery.......................................    24,187    77,277    82,844
     Corporate....................................     8,602     8,268    10,444
                                                   --------- --------- ---------
       Total Revenues............................. $ 597,954 $ 698,016 $ 725,220
                                                   ========= ========= =========

 Operating Income (Loss):

                                                     For the Year Ended
                                                 ----------------------------
                                                 12/27/98  12/26/99  12/31/00
                                                 --------  --------  --------
                                                       (in thousands)
     Chicken.................................... $ 96,361  $111,109  $125,641
     Coffee.....................................    8,273     9,476     7,012
     Bakery.....................................    4,440     8,833    11,624
     Corporate..................................  (22,442)  (18,209)  (18,273)
                                                 --------  --------  --------
       Total Operating Income...................   86,632   111,209   126,004
     Adjustments to reconcile to income from
      continuing operations:
     Depreciation and amortization..............  (45,162)  (42,126)  (41,812)
     Compensation expense related to stock
      options...................................   (1,072)   (1,465)   (1,694)
     Gain (loss) on other asset write-offs......  (14,615)   (9,448)     (906)
                                                 --------  --------  --------
       Income from continuing operations........ $ 25,783  $ 58,170  $ 81,592
                                                 ========  ========  ========

 Depreciation and Amortization:

                                                         For the Year Ended
                                                     --------------------------
                                                     12/27/98 12/26/99 12/31/00
                                                     -------- -------- --------
                                                           (in thousands)
     Chicken........................................ $ 25,022 $ 25,338 $ 29,314
     Coffee.........................................    4,429    3,775    5,551
     Bakery.........................................    1,711    6,321    6,157
     Corporate......................................   14,000    6,692      790
                                                     -------- -------- --------
       Total Depreciation and Amortization.......... $ 45,162 $ 42,126 $ 41,812
                                                     ======== ======== ========

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

 Significant Non-cash Items:

                                                         For the Year Ended
                                                     --------------------------
                                                     12/27/98 12/26/99 12/31/00
                                                     -------- -------- --------
                                                           (in thousands)
     Chicken........................................ $ 9,956   $5,416  $10,481
     Coffee.........................................      --      121      370
     Bakery.........................................      --       79      253
     Corporate......................................   4,659    3,832     (432)
                                                     -------   ------  -------
       Total Significant Non-cash Items............. $14,615   $9,448  $10,672
                                                     =======   ======  =======

   Significant non-cash items include (i) charges for restaurant closings, including Pine Tree, which are primarily write-offs of tangible and intangible assets, (ii) losses (gains) on the disposition of long-lived assets, which includes both operating and non-operating assets, (iii) software write-offs and
(iv) write-offs from the re-imaging program.

 Assets:

                                                               12/26/99 12/31/00
                                                               -------- --------
                                                                (in thousands)
     Chicken.................................................. $306,364 $317,098
     Coffee...................................................  101,981   94,753
     Bakery...................................................   75,559   67,651
     Corporate................................................   77,985   59,947
                                                               -------- --------
       Total Assets........................................... $561,889 $539,449
                                                               ======== ========

 Capital Expenditures:

                                                               12/26/99 12/31/00
                                                               -------- --------
                                                                (in thousands)
     Chicken.................................................. $33,770  $29,086
     Coffee...................................................  13,453    9,983
     Bakery...................................................   3,346   10,537
     Corporate................................................   4,649    5,107
                                                               -------  -------
       Total Capital Expenditures............................. $55,218  $54,713
                                                               =======  =======

   Excluded from 1999 capital expenditures is approximately $0.8 million related to other acquisition items.

17. Acquisitions

 Pine Tree Foods, Inc. Acquisition

   On February 10, 1998, the Company acquired all of the assets of 81 restaurant properties operated by Pine Tree Foods, Inc. ("Pine Tree") for a purchase price of approximately $24.3 million. In addition, the Company recorded liabilities of approximately $4.0 million in connection with the acquisition. Of the 81 restaurants, 66 were converted to Popeyes company-operated restaurants, with the remaining restaurants closed concurrent with the purchase. The restaurants are primarily located in North and South Carolina and Georgia. The Company funded the purchase price with internal funds and its Acquisition Facility.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   The Pine Tree acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion Number 16, "Accounting for Business Combinations" ("APB 16"). Net goodwill of $5.5 million has been reclassified on the December 31, 2000 balance sheet to assets under contractual agreement (See
Note 20). The remaining unamortized goodwill recorded in connection with this acquisition was $22.7 million and $11.8 million as of December 26, 1999 and December 31, 2000, respectively. The Company is amortizing this goodwill on a straight-line basis over a forty-year period.

 Seattle Coffee Company Acquisition

   On March 18, 1998, the Company acquired all of Seattle Coffee Company's ("SCC") common stock for an adjusted purchase price of approximately $68.8 million plus the assumption of approximately $4.8 million of debt. The Company paid approximately $37.6 million in cash funded by its Acquisition Facility and approximately $25.5 million in AFC common stock, resulting in the issuance of 1,225,222 common shares, 293,763 options to purchase common shares and 102,978 warrants to purchase common shares. In addition, the Company established a payable of approximately $3.8 million and placed 93,276 shares of AFC common stock into an escrow account pursuant to a holdback payment provision in the acquisition agreement. As a result of the transaction, SCC became a wholly-owned subsidiary of the Company. The transaction included the acquisition of a roasting and packaging facility, 59 company-operated cafes and 10 franchised cafes under the Seattle's Best and Torrefazione Italia brands, a wholesale business including 13 sales offices with more than 5,000 wholesale accounts and two major distribution centers. The acquisition agreement provided for a contingent earn-out payable to former SCC shareholders. Actual payment to former SCC shareholders was contingent upon SCC operations achieving a level of earnings, as defined in the acquisition agreement, over a 52-week period from September 29, 1997 to September 27, 1998 (the "Contingency Period"). Based on SCC's operating results during the Contingency Period that ended on September 27, 1998, the Company paid approximately $0.9 million in cash and issued 46,760 shares of AFC common stock to former SCC shareholders during the first quarter of 1999 as a contingent payment pursuant to the agreement. The contingent earn-out payment was included in the adjusted purchase price.

   During the first quarter of 1999, the Company completed an analysis of the fair value and allocation of its intangible asset acquired from SCC, which resulted in a final purchase price adjustment to the amounts initially recorded on the acquisition date. As part of this analysis, $11.3 million was re-allocated from goodwill to trade name and other intangibles. As of December 26, 1999 the unamortized portion of these intangibles was approximately $10.6 million and $0.5 million, respectively. As of December 31, 2000 the unamortized portion of these intangibles was approximately $10.3 million and $0.4 million, respectively. These assets are being amortized on a straight-line basis over a forty-year and twenty-year period, respectively.

   During 2000, the Company paid approximately $1.4 million to SCC's former shareholders as part of the holdback provision.

   The Company accounted for this acquisition as a purchase in accordance with APB 16. The allocation of the purchase price resulted in the Company recording goodwill in the approximate amount of $43.2 million, which is being amortized on a straight-line basis over a forty-year period. At December 26, 1999 and December 31, 2000, the unamortized goodwill balance was approximately $41.0 million and $39.9 million, respectively.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   The following unaudited pro forma results of operations for the fifty-two weeks ended December 27, 1998, assumes the acquisition of SCC occurred as of the beginning of the period (in thousands):

                                                                      For the
                                                                        Year
                                                                       Ended
                                                                      12/27/98
                                                                      --------
     Total revenues.................................................. $606,501
                                                                      ========
     Net (loss) from continuing operations........................... $ (3,897)
                                                                      ========
     Net (loss)...................................................... $ (9,182)
                                                                      ========
     Basic (loss) per common share................................... $  (0.38)
                                                                      ========

   The 52 weeks ended December 27, 1998 include SCC's operations for the two-month period ended February 28, 1998 since the Company acquired SCC in March 1998. Pro forma results are not necessary for fiscal years ended 1999 and 2000 since SCC's operations are included in the consolidated statements for AFC.

   These pro forma results have been prepared for comparative purposes only and include certain adjustments that result in (i) an increase in amortization expense related to the recording of SCC goodwill, (ii) an increase in interest expense related to the Acquisition Facility (See Note 8) used to partially fund the acquisition, (iii) a decrease in interest expense related to SCC debt that was paid off at the time of the acquisition and (iv) a decrease in amortization expense related to the write-off of SCC's intangible assets at the time of the acquisition. These results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

 Cinnabon International, Inc.

   On October 15, 1998, the Company acquired Cinnabon International, Inc. ("CII"), the operator and franchisor of 363 retail cinnamon roll bakeries operating in 39 states, Canada and Mexico. Two hundred and eleven of the retail cinnamon roll bakeries were company-operated and were located within the United States. In connection with the acquisition, CII became a wholly-owned subsidiary of AFC through the merger of AFC Franchise Acquisition Corp. into CII.

   The Company acquired CII for $64.0 million in cash. The Company obtained $44.7 million of the cash consideration from its 1997 Credit Facility as amended and restated (See Note 8). The remaining $19.3 million cash consideration was funded with the proceeds from the sale of approximately 1.9 million shares of AFC common stock at $11.625 per share to certain "qualified" investors who were existing AFC shareholders and option holders.

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

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   The following unaudited pro forma results of operations for the fifty-two weeks ended December 27, 1998, assumes the acquisition of CII occurred as of the beginning of the period (in thousands):

                                                                      For the
                                                                       Year
                                                                       Ended
                                                                     12/27/98
                                                                     ---------
     Total revenues................................................. $ 651,893
                                                                     =========
     Net (loss) from continuing operations.......................... $ (13,826)
                                                                     =========
     Net (loss)..................................................... $ (19,112)
                                                                     =========
     Basic (loss) per common share.................................. $   (0.78)
                                                                     =========

   The 52 weeks ended December 27, 1998 include CII's operations for the nine-month period ended September 27, 1998 since the Company acquired CII in October 1998. Pro forma results are not necessary for fiscal years ended 1999 and 2000 since CII's operations are included in the consolidated statements for AFC.

   These pro forma results have been prepared for comparative purposes only and include certain adjustments that result in (i) an increase in amortization expense related to the recording of CII goodwill, (ii) an increase in interest expense related to the Tranche B debt (See Note 8) used to partially fund the acquisition, (iii) a decrease in interest expense related to CII debt that was paid off at the time of the acquisition and (iv) a decrease in amortization expense related to the write-off of CII's intangible assets at the time of the acquisition. These results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

18. Divestitures

 Chesapeake Bagel

   On July 26, 1999, the Company entered into a definitive agreement to sell its Chesapeake franchise rights and system to New World Coffee-Manhattan Bagel, Inc. ("New World Coffee") for $3.8 million. The sale closed on August 30, 1999. The Company received $2.3 million in cash with the remaining $1.5 million in a note receivable from New World Coffee. The Company recorded a loss of $1.7 million after tax on the sale. The income tax benefit applied to the loss on the sale was $1.4 million.

   The results of Chesapeake have been classified as discontinued operations in the accompanying financial statements. The following amounts relate to Chesapeake's operations for the respective periods (in thousands):

                                                               For the Year
                                                                   Ended
                                                             ------------------
                                                             12/27/98  12/26/99
                                                             --------  --------
     Total revenues......................................... $  3,533  $ 2,108
                                                             ========  =======
     (Loss) from operations before income taxes.............   (8,770)  (1,201)
     Income tax benefit.....................................    2,877      563
                                                             --------  -------
     (Loss) from operations, net of income taxes............ $ (5,893) $  (638)
                                                             ========  =======
     Basic (loss) per common share.......................... $  (0.24) $ (0.02)
                                                             ========  =======

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

 Ultrafryer

   On May 11, 2000, AFC's Board of Directors approved the sale of Ultrafryer, the Company's restaurant equipment manufacturing division, to an investor group led by Ultrafryer's chief operating officer. The sale closed on June 1, 2000. The Company received $550,000 in cash and a $4.6 million note receivable from the buyer. The Company's estimated $0.2 million before tax gain on the sale has been deferred for financial reporting purposes and is included in other liabilities on the balance sheet. The income tax expense to be applied to the gain on the sale is $0.1 million.

   The results of Ultrafryer have been classified as discontinued operations in the accompanying financial statements. The following amounts relate to Ultrafryer's operations for the respective periods (in thousands):

                                                       For the Year Ended
                                                   ----------------------------
                                                   12/27/98  12/26/99  12/31/00
                                                   --------  --------  --------
     Total revenues..............................  $ 7,605   $ 9,076   $ 3,371
                                                   =======   =======   =======
     Income (loss) from operations before income
      taxes......................................      904       806       (90)
     Income tax (expense) benefit................     (297)     (370)       39
                                                   -------   -------   -------
     Income (loss) from operations, net of income
      taxes......................................  $   607   $   436   $   (51)
                                                   =======   =======   =======
     Basic income per common share...............  $  0.02   $  0.02   $    --
                                                   =======   =======   =======

 Popeyes Houston Market

   On December 21, 2000, the Company sold 35 previously company-operated Popeyes restaurants in the Houston market for $16.5 million in cash. The Company sold land, buildings and equipment for nine of these restaurants, and sold the equipment and leasehold improvements and leased the land and building for the remaining 26 restaurants. The $16.5 million purchase price included approximately $1.0 million in franchise fees that were taken into income immediately.

   In addition to the purchase price, the buyer paid the Company $0.3 million in development fees to develop an additional 35 restaurants over a six year period. These development fees were deferred and will be taken into income as these restaurants open.

19. Change in Accounting Estimate

   During 1999, the Company re-evaluated the estimated useful lives of its buildings, equipment and leasehold improvements at Church's and Popeyes company-operated restaurant locations and equipment and leasehold improvements at Cinnabon bakeries and Seattle Coffee cafes. The Company analyzed historical data regarding restaurant, bakery and cafe operations, actual lives of restaurant properties and property leasing arrangements. Based on this analysis, the Company revised its estimated useful lives for certain fixed asset categories as follows:

     1) Buildings--useful life range changed from 7-20 years to 5-35 years.

      2)  Equipment--useful life range changed from 3-8 years to 3-15 years.

    3) Leasehold improvements--the Company will continue to depreciate leasehold improvements over the lesser of the lease term or the estimated useful life of the asset; however, the lease term will include all lease option periods under contract that management anticipates will be utilized. Previously, the Company only considered the primary term of the lease in assessing the life of a leasehold improvement.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   This change in accounting estimate resulted in a $7.5 million and a $6.4 million decrease in depreciation expense for the fiscal years ended December 26, 1999 and December 31, 2000, respectively, resulting in a $4.4 million ($0.17 basic earnings per share, $0.15 diluted earnings per share) and a $3.7 million ($0.14 basic earnings per share, $0.13 diluted earnings per share) after tax increase in net income for the same periods.

20. Assets Under Contractual Agreement

   In the second quarter of 2000, AFC transferred certain long-lived assets to a company owned by a former AFC employee in exchange for shares of preferred stock of that company. Concurrent with the transfer of assets, which consisted of restaurant equipment for twelve Popeyes restaurants, the company became a Popeyes franchisee. In compliance with applicable accounting rules, AFC cannot remove these assets from its books and records, and as such, AFC has classified these assets under the category "Assets Under Contractual Agreement" in the accompanying balance sheet. Consequently, AFC did not record an investment for the shares of preferred stock received in the transaction. As of December 31, 2000 these assets included the following (in thousands):

     Property and equipment, net....................................... $ 2,174
     Goodwill, net.....................................................   5,464
                                                                        -------
                                                                        $ 7,638
                                                                        =======

21. Quarterly Results (Unaudited)

                                        16-Weeks  12-Weeks 12-Weeks  12-Weeks
                                         Ended     Ended    Ended     Ended
                                        04/18/99  7/11/99  10/03/99  12/26/99
                                        --------  -------- --------  --------
                                         (Dollars in thousands, except per
                                                  share amounts)
   Restaurant sales.................... $170,502  $130,006 $128,474  $131,458
   Restaurant gross profit (a)......... $ 31,144  $ 24,293 $ 23,292  $ 25,483


   Wholesale revenues.................. $ 13,779  $ 11,003 $ 11,736  $ 13,850
   Wholesale gross profit (a).......... $  3,258  $  3,025 $  3,219  $  4,185


   Net income (loss) from continuing
    operations......................... $   (342) $  3,575 $  5,977  $  4,819


   Net income (loss) from discontinued
    operations......................... $    192  $    162 $ (2,186) $   (112)


   Net income (loss)................... $   (150) $  3,737 $  3,791  $  4,707

   Basic earnings (loss) per common
    share from:
     Continuing operations............. $  (0.01) $   0.13 $   0.23  $   0.18
     Discontinued operations........... $     --  $   0.01 $  (0.08) $     --
     Net income (loss)................. $  (0.01) $   0.14 $   0.15  $   0.18


   Diluted earnings (loss) per common
    share from:
     Continuing operations............. $  (0.01) $   0.12 $   0.21  $   0.17
     Discontinued operations........... $     --  $   0.01 $  (0.08) $     --
     Net income (loss)................. $  (0.01) $   0.13 $   0.13  $   0.17

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

                                         16-Weeks 12-Weeks  12-Weeks  13-Weeks
                                          Ended    Ended     Ended     Ended
                                         04/16/00 7/09/00   10/01/00  12/31/00
                                         -------- --------  --------  --------
                                          (Dollars in thousands, except per
                                                   share amounts)
   Restaurant sales..................... $173,864 $128,234  $126,096  $139,242
   Restaurant gross profit (a).......... $ 33,738 $ 24,405  $ 23,624  $ 29,085


   Wholesale revenues................... $ 15,495 $ 12,281  $ 12,755  $ 15,379
   Wholesale gross profit (a)........... $  3,412 $  2,872  $  2,704  $  3,945


   Net income (loss) from continuing
    operations.......................... $  5,084 $  5,807  $  7,354  $  9,270


   Net income (loss) from discontinued
    operations.......................... $     11 $    (59) $     (4) $      1


   Net income (loss).................... $  5,095 $  5,748  $  7,350  $  9,271


   Basic earnings (loss) per common
    share from:
    Continuing operations............... $   0.19 $   0.22  $   0.28  $   0.35
    Discontinued operations............. $     -- $     --  $     --  $     --
    Net income (loss)................... $   0.19 $   0.22  $   0.28  $   0.35

   Diluted earnings (loss) per common
    share from:
    Continuing operations............... $   0.18 $   0.20  $   0.26  $   0.32
    Discontinued operations............. $     -- $     --  $     --  $     --
    Net income (loss)................... $   0.18 $   0.20  $   0.26  $   0.32

--------
(a) Gross profit is revenues less cost of sales and operating expenses.

   Financial information has been restated from that which was reported in prior quarters to reflect Ultrafryer in discontinued operations and to reclassify charges and gains from asset write-offs and sales from restaurant operating and general and administrative expenses. Earnings per share information has been restated to reflect the effect of the reverse stock split (See Note 22).

22. Subsequent Event

   On February 7, 2001, the Company effected a two-for-three stock split. As such, the financial statements for fiscal year 2000 reflect the effect of the reverse stock split on shares of common stock, earnings per share and stock option data. Prior year financial statements were also restated for the reverse stock split for comparable presentation.