Form 10-Q
period 2001-04-22
AFC ENTERPRISES INC
filed 2001-05-21
CIK 1041379

                                                                  Draft 05/17/01



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 22, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from..............to..............

                       Commission file number 000-32369

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

                                      Yes  X      No ____
                                          ---



As of May 11, 2001, there were 30,005,436 shares of the registrant's common stock, par value $.01 per share, outstanding.

                             AFC ENTERPRISES, INC.
                                     INDEX

PART 1        FINANCIAL INFORMATION                                                              Page
                                                                                                 ----
Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Statements of Operations - For the
                Sixteen Week Periods Ended April 16, 2000 and April 22, 2001.................      3

              Condensed Consolidated Balance Sheets - December 31, 2000
                and April 22, 2001...........................................................      4

              Condensed Consolidated Statements of Cash Flows - For the
                Sixteen Week Periods Ended April 16, 2000 and April 22, 2001.................      5

              Notes to Condensed Consolidated Financial Statements...........................      6

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................     11

PART 2        OTHER INFORMATION

Item 2.       Changes in securities and use of proceeds......................................     25

Item 6.       Exhibits and Reports on Form 8-K...............................................     25

                           (a) Exhibits......................................................     25

                           (b) Current Reports on Form 8-K...................................     25

SIGNATURE....................................................................................     25

                        PART 1. - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                    AFC Enterprises, Inc. and subsidiaries
                Condensed Consolidated Statements of Operations

                                  (Unaudited)
                     (In thousands, except per share data)

                                                            16 Weeks Ended
                                                        -----------------------
                                                          04/16/00     04/22/01
-------------------------------------------------------------------------------
Revenues:
  Restaurant sales....................................   $ 173,864    $ 159,526
  Franchise revenues..................................      25,301       28,611
  Wholesale revenues..................................      15,643       18,907
  Other revenues......................................       3,062        4,325
                                                         ---------    ---------
    Total revenues....................................     217,870      211,369
                                                         ---------    ---------

Costs and expenses:
  Restaurant cost of sales............................      50,635       46,271
  Restaurant operating expenses.......................      89,331       81,541
  Wholesale cost of sales.............................       7,698        9,167
  Wholesale operating expenses........................       4,494        5,387
  General and administrative..........................      33,476       33,899
  Depreciation and amortization.......................      12,597       12,810
  Charges for other restaurant closings,
     excluding Pine Tree..............................          --          323
  Charges for asset write-offs
     from re-imaging..................................          --          436
  Charges for other asset write-offs..................         227          648
  Net (gain) loss on sale of assets...................        (209)      (1,202)
                                                         ---------    ---------
    Total costs and expenses..........................     198,249      189,280
                                                         ---------    ---------

Income from operations................................      19,621       22,089

Other expenses:
  Interest, net.......................................      10,747        8,742
                                                         ---------    ---------

Net income from continuing
 operations before income taxes.......................       8,874       13,347

  Income tax expense..................................       3,790        5,339
                                                         ---------    ---------

Net income from continuing operations.................       5,084        8,008

Discontinued operations:
Income from operations of Ultrafryer,
   net of income taxes................................          11           --
                                                         ---------    ---------
Net income............................................   $   5,095    $   8,008
                                                         =========    =========

Basic earnings per common share:
   Net income from continuing operations..............   $    0.19    $    0.29
   Net income (loss) from discontinued operations.....          --           --
                                                         ---------    ---------
   Net income.........................................   $    0.19    $    0.29
                                                         =========    =========

Dilutive earnings per common share:
   Net income from continuing operations..............   $    0.18    $    0.27
   Net income (loss) from discontinued operations.....          --           --
                                                         ---------    ---------
   Net income.........................................   $    0.18    $    0.27
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.

                    AFC Enterprises, Inc. and subsidiaries
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                                       12/31/00    04/22/01
------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
Assets:
Current assets:
      Cash and cash equivalents..............................................         $  23,615    $  13,594
      Accounts and notes receivable, net of allowance
        for doubtful accounts of $1,077 in 2000 and $1,343 in 2001...........            16,796       17,708
      Inventories............................................................            14,838       12,582
      Deferred income taxes..................................................             1,044          361
      Prepaid expenses and other.............................................             2,546        4,328
                                                                                      ---------    ---------
                  Total current assets.......................................            58,839       48,573
                                                                                      ---------    ---------

Long-term assets:
      Notes receivable, net of allowance
        for doubtful accounts of $182 in 2000 and $176 in 2001...............             7,292        7,581
      Deferred income taxes..................................................             1,728        2,896
      Property and equipment, net of accumulated depreciation and
        amortization of $148,263 in 2000 and $154,159 in 2001................           266,464      264,962
      Assets under contractual agreement, net................................             7,638        7,512
      Other assets...........................................................            13,281       12,065
      Intangible assets, net of accumulated amortization
        of $55,957 in 2000 and $58,750 in 2001...............................           184,207      182,049
                                                                                      ---------    ---------
                  Total long-term assets.....................................           480,610      477,065
                                                                                      ---------    ---------
                     Total assets............................................         $ 539,449    $ 525,638
                                                                                      =========    =========

Liabilities and Shareholders' Equity:
Current liabilities:
      Accounts payable.......................................................         $  24,155    $  19,046
      Bank overdrafts........................................................            19,415       13,507
      Current portion of long-term debt and capital
        lease obligations....................................................            10,183       17,066
      Current portion of acquisition facility................................             9,300           --
      Short-term borrowings..................................................                --          839
      Income taxes payable...................................................             2,979        2,719
      Accrued expenses and other.............................................            22,060       23,495
                                                                                      ---------    ---------
                  Total current liabilities..................................            88,092       76,672
                                                                                      ---------    ---------

Long-term liabilities:
      Long-term debt, net of current portion.................................            88,800       58,655
      10.25% Senior notes....................................................           150,000      150,000
      Capital lease obligations, net of current portion......................             2,149        1,865
      Acquisition facility, net of current portion...........................            52,700       20,000
      Other liabilities......................................................            28,141       28,089
                                                                                      ---------    ---------
                  Total long-term liabilities................................           321,790      258,609
                                                                                      ---------    ---------
                     Total liabilities.......................................           409,882      335,281
                                                                                      ---------    ---------

Shareholders' equity:
      Common stock...........................................................               263          300
      Capital in excess of par value.........................................           155,525      208,179
      Notes receivable - officers including accrued interest.................            (7,670)      (7,710)
      Treasury stock, at cost................................................              (131)          --
      Accumulated deficit....................................................           (18,420)     (10,412)
                                                                                      ---------    ---------
                  Total shareholders' equity.................................           129,567      190,357
                                                                                      ---------    ---------
                     Total liabilities and shareholders' equity..............         $ 539,449    $ 525,638
                                                                                      =========    =========

See accompanying notes to condensed consolidated financial statements.

                    AFC Enterprises, Inc. and subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                              16 Weeks Ended
                                                                                        --------------------------
                                                                                           04/16/00       04/22/01
------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
  Net income.....................................................................          $  5,095       $  8,008
                                                                                           --------       --------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization................................................            12,663         12,810
    Deferred tax expense (benefit)...............................................             2,531           (485)
    Compensation expense from stock options......................................               447            132
    Other........................................................................             1,717            891
    (Increase) decrease in operating assets......................................             1,260         (1,491)
    Increase (decrease) in operating liabilities.................................            (1,606)         2,543
                                                                                           --------       --------
        Total adjustments........................................................            17,012         14,400
                                                                                           --------       --------
  Net cash provided by operating activities......................................            22,107         22,408
                                                                                           --------       --------

Cash flows provided by (used in) investing activities:
  Proceeds from disposition of property and equipment............................             2,534          3,484
  Investment in property and equipment...........................................           (11,674)       (16,258)
  Proceeds from sale of turnkey development......................................             1,705          1,127
  Investments in turnkey development.............................................              (875)          (974)
  Notes receivable additions.....................................................                --             (7)
  Payments received on notes.....................................................               237            203
                                                                                           --------       --------
  Net cash used in investing activities..........................................            (8,073)       (12,425)
                                                                                           --------       --------

Cash flows provided by (used in) financing activities:
  Principal payments of long-term debt, net......................................            (4,771)       (22,620)
  Borrowings (repayments) under acquisition facility, net........................                --        (42,000)
  Borrowings (repayments) under short-term revolver, net.........................                --            839
  Principal payments for capital lease obligations...............................            (2,182)        (1,252)
  (Decrease) in bank overdrafts, net.............................................            (1,281)        (5,908)
  Principal payments for subordinated notes......................................            (5,000)            --
  Notes and interest receivable - officers payments..............................                24            128
  Notes receivable - officers interest additions.................................              (128)          (130)
  Issuance of common stock from IPO, net.........................................                --         47,278
  Issuance of common stock from option plans.....................................                12          3,661
  Treasury stock purchases.......................................................              (150)            --
  Debt issuance costs............................................................               (12)            --
                                                                                           --------       --------
  Net cash used in financing activities..........................................           (13,488)       (20,004)
                                                                                           --------       --------

  Net increase (decrease) in cash and cash equivalents...........................               546        (10,021)
  Cash and cash equivalents at beginning of the period...........................            22,496         23,615
                                                                                           --------       --------
  Cash and cash equivalents at end of the period.................................          $ 23,042       $ 13,594
                                                                                           ========       ========

Supplemental Cash Flow Information:
   Cash interest paid............................................................          $  5,208       $  3,702
   Cash paid for income taxes....................................................               799          4,748
   Noncash investing and financing activities:
    Capital lease obligations incurred...........................................                12             --
    Net increase (decrease) in property
       and equipment accruals....................................................            (2,247)        (4,555)
    Cancellation of treasury shares..............................................                --            131
    Notes receivable additions...................................................                --            438
    Terminations of capital leases and future obligations........................               861             87

See accompanying notes to condensed consolidated financial statements.

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

Nature of Operations and Basis of Presentation

         AFC is primarily a multi-concept quick service restaurant company. The Company operates and franchises quick service restaurants, bakeries and cafes under the primary trade names of Popeyes(R) Chicken & Biscuits ("Popeyes"), Church's Chicken(TM) ("Church's"), Seattle's Best Coffee(R) ("SBC"), Torrefazione Italia(R) ("TI") and Cinnabon(R) ("Cinnabon"). The Company also operates a wholesale coffee business. During the second quarter of 2000 the Company sold its manufacturing division ("Ultrafryer") that produces proprietary gas fryers and other custom-fabricated restaurant equipment for sale to distributors, franchisees and other foodservice operators (See Note 4).

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and
Article 10 of Regulation S-X. The consolidated balance sheet data presented herein for December 31, 2000 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. Accordingly, certain information and footnotes required by generally accepted accounting principles in the United States for complete financial statements are not included. The accompanying condensed consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. Certain items in the financial statements of the previous year have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on reported results of operations.

Significant Accounting Policies

         The accounting and reporting policies practiced by the Company are set forth in Note 1 to the Company's consolidated financial statements for the fiscal year ended

December 31, 2000, which are contained in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001 and are incorporated herein by reference.

         The Company's adoption of SFAS 133 and SFAS 138 did not have a material effect on the Company's financial position or results of operations, as AFC's chicken supply contracts and forward coffee purchases qualify for the normal purchases and sales exclusion as provided under SFAS No. 133.

2.   Segment and Geographic Information

         The Company operates exclusively in the foodservice and beverage industry. Substantially all revenues result from the sale of menu products at restaurants, bakeries and cafes operated by the Company, franchise royalty and fee income earned from franchised restaurant, bakery and cafe operations and wholesale revenues from the sale of coffee products. The Company's reportable segments are based on specific products and services within the foodservice and beverage industry. The Company's Popeyes and Church's operations form its chicken segment. The coffee segment consists of SCC's operations, which include its wholesale operations. The Company's bakery segment includes Cinnabon's operations.

         The "corporate" component of operating income includes revenues from
(1) interest income from notes receivable and rental revenue from leasing and sub-leasing agreements with franchisees and third parties, less (2) corporate general and administrative expenses.

         Previously, Ultrafryer was included in an "other" segment; however, with the sale of Ultrafryer in the second quarter of 2000 (See Note 4), the "other" segment and the associated inter-segment revenues have been eliminated. Ultrafryer's operations have been classified as discontinued operations in the accompanying financial statements.

         Operating income primarily represents each segment's earnings before income taxes, depreciation, amortization, gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.

         Revenues:

                                                            16 Weeks Ended
                                                        04/16/00     04/22/01
                                                       ---------    ----------
                                                            (in thousands)

         Chicken.....................................  $ 167,814    $  156,243
         Coffee......................................     24,118        27,669
         Bakery......................................     22,916        23,274
         Corporate...................................      3,022         4,183
                                                       ---------    ----------
              Total Revenues.........................  $ 217,870    $  211,369
                                                       =========    ==========

         Operating Income:

                                                                       16 Weeks Ended
                                                                     04/16/00     04/22/01
                                                                    ---------    ----------
                                                                          (in thousands)
         Chicken..............................................      $  37,453     $  37,456
         Coffee...............................................          1,977         1,949
         Bakery...............................................          1,876         2,081
         Corporate............................................         (8,623)       (6,250)
                                                                    ---------     ---------
              Total Operating Income..........................         32,683        35,236

         Adjustments to reconcile to income from operations:

         Depreciation and amortization........................        (12,597)      (12,810)
         Compensation expense
              related to stock options........................           (447)         (132)
         Gain (loss) on fixed asset
              and other write-offs............................            (18)         (205)
                                                                    ---------     ---------
              Income from operations..........................      $  19,621     $  22,089
                                                                    =========     =========

         Except for corporate assets, there were no material changes to the Company's total assets by reportable segment as of April 22, 2001 from the amounts disclosed in the Company's consolidated financial statements for the fiscal year ended December 31, 2000. Corporate assets decreased primarily due to the use of cash to repay the acquisition line of credit outstanding as of December 31, 2000.

3.   Basic and Diluted Earnings Per Share

         The following represents a reconciliation of the Company's basic and diluted earnings per share as required by the Financial Accounting Standards Board Statement No. 128 "Earnings per Share":

                                                         16 Weeks Ended
                                                     04/16/00        04/22/01
                                                     --------        --------
                                                         (in thousands)
Net income from:
     Continuing operations.......................  $      5,084    $     8,008
     Discontinued operations.....................            11              -
                                                   ------------    -----------
Net income.......................................  $      5,095    $     8,008
                                                   ============    ===========

                                                                                  16 Weeks Ended
                                                                            04/16/00       04/22/01
                                                                            --------       --------
                                                                               (in thousands)
Denominator for basic earnings
     per share - weighted
     average shares...........................................                 26,298         27,961
Effect of dilutive securities -
     employee stock options and warrants......................                  2,188          1,889
                                                                         ------------    -----------
Denominator for diluted earnings per
     share - weighted average shares
     adjusted for dilutive securities.........................                 28,486         29,850
                                                                         ============    ===========

4.   Divestiture

     Ultrafryer

         On May 11, 2000, AFC's Board of Directors approved the sale of Ultrafryer, the Company's restaurant equipment manufacturing division, to an investor group led by Ultrafryer's chief operating officer. The sale closed on June 1, 2000. The Company received $550,000 in cash and a $4.6 million note receivable from the buyer. The Company's estimated $0.2 million pre-tax gain on the sale has been deferred for financial reporting purposes and included in other liabilities on the balance sheet. The estimated income tax expense to be applied to the gain on the sale is $0.1 million.

         The results of Ultrafryer have been classified as discontinued operations in the accompanying financial statements. The following amounts relate to Ultrafryer's operations for the respective prior period:

                                                                      16 Weeks Ended
                                                                         04/16/00
                                                                         --------
                                                                      (in thousands)
Total revenues ...............................................           $  2,398
                                                                         ========

Income from operations, before income taxes...................                 18
Income tax expense............................................                 (7)
                                                                         --------
Income from operations, net of income taxes...................           $     11
                                                                         ========

5.   Common Stock

         On March 2, 2001, the Company sold, pursuant to an underwritten public offering, 3,136,328 shares (including 11,328 in over allotment shares) of its common stock at a price of $17.00 per share and received approximately $47,278,000 in net cash proceeds after deducting underwriting commission, offering expense and other associated miscellaneous costs. Following the public offering, the net proceeds were used to repay a portion of the Company's acquisition facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the cost and availability of our principal food products, labor shortages or increased labor costs, our ability to franchise new units and expand our brands, our and our franchisees' ability to successfully operate existing units and open new units, changes in consumer preferences and demographic trends, competition, general economic, political and regulatory conditions and the risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2000 and other documents we file with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements, since those statements speak only as of the date they are made.

General

     We operate, develop and franchise quick service restaurants, bakeries and cafes, or QSRs, primarily under the trade names Popeyes Chicken & Biscuits, Church's Chicken, Cinnabon, Seattle's Best Coffee and Torrefazione Italia. As of April 22, 2001, we operated and franchised 3,628 restaurants, bakeries and cafes in 46 states, the District of Columbia and 27 foreign countries. We also sell our premium specialty coffees through wholesale and retail distribution channels under our Seattle's Best Coffee and Torrefazione Italia brands.

Consolidated Results of Operations

     The following table presents selected revenues and expenses as a percentage of total revenues for the Company's Consolidated Statements of Operations for the sixteen- week periods ended April 16, 2000 and April 22, 2001.


                                                16 Weeks Ended
                                             ---------------------
                                             April 16,   April 22,
                                               2000        2001
                                             ---------   ---------
Revenues:
  Restaurant sales........................      79.8%       75.5%
  Franchise revenues......................      11.6        13.5
  Wholesale revenues......................       7.2         8.9
  Other revenues..........................       1.4         2.1
                                               -----       -----
     Total revenues.......................     100.0%      100.0%
                                               -----       -----

Costs and expenses:
  Restaurant cost of sales (1)............      29.1%       29.0%
  Restaurant operating expenses (1).......      51.4        51.1
  Wholesale cost of sales (2).............      49.4        48.7
  Wholesale operating expenses (2)........      28.8        28.6
  General and administrative..............      15.4        16.0
  Depreciation and amortization...........       5.8         6.1
  Charges for other restaurant............
       closings excluding Pine Tree.......         -         0.1
  Charges for asset write-offs from
     re-imaging...........................         -         0.2
  Charges for other asset write-offs......       0.1         0.3
  Net (gain) loss on sale of assets.......      (0.1)       (0.6)
     Total costs and expenses.............      91.0        89.5

Income from operations....................       9.0        10.5
Interest expense, net.....................       4.9         4.1
Income from continuing
  operations before taxes.................       4.1         6.4
Income tax expense (benefit)..............       1.7         2.6
Net income from continuing
  operations..............................       2.4         3.8
Loss on discontinued operations, net (3)..         -           -
Net income................................       2.4%        3.8%

(1) Expressed as a percentage of restaurant sales by company-operated restaurants, bakeries and cafes.
(2)  Expressed as a percentage of wholesale revenues.
(3)  Represents Ultrafryer's operations

Selected Financial Data

     The following table sets forth certain financial information and other restaurant, bakery and cafe data relating to company-operated and franchised restaurants, bakeries and cafes (as reported to the company by franchisees) for the sixteen-week periods ended April 16, 2000 and April 22, 2001:




                                                             16 Weeks Ended
                                                   ----------------------------------------
                                                   April 16,        April 22,      % Change
                                                     2000             2001        2000-2001
                                                   ---------        ---------     ---------
                                                              (dollars in millions)
Operating EBITDA, as defined (1)...............     $ 32.7           $ 35.2          7.6%

Operating EBITDA margin........................       15.0%            16.7%         1.7pts.

Cash capital expenditures......................     $ 11.7           $ 16.3         39.4%

Restaurant, bakery and cafe data (unaudited):

System-wide unit sales:
 Popeyes.......................................     $357.8           $386.4          8.0%
 Church's......................................      261.3            271.4          3.9
 Cinnabon......................................       48.0             59.1         23.2
 Seattle Coffee retail.........................       10.9             17.6         61.5
 Seattle Coffee wholesale......................       15.6             18.9         21.2
                                                    ------           ------
  Total........................................     $693.6           $753.4          8.6%
                                                    ======           ======

System-wide openings:
 Popeyes.......................................         36               32        (11.2)%
 Church's......................................         32               25        (21.9)
 Cinnabon......................................         14               29        107.2
 Seattle Coffee retail.........................          6               11         83.4
                                                    ------           ------
  Total........................................         88               97         10.3%
                                                    ======           ======

System-wide units open,
 end of period:
 Popeyes.......................................      1,420            1,504          6.0%
 Church's......................................      1,515            1,516            -
 Cinnabon......................................        403              467         15.9
 Seattle Coffee retail.........................        104              141         35.6
                                                    ------           ------
  Total........................................      3,442            3,628          5.4%
                                                    ======           ======

(1) Operating EBITDA is defined as income from operations plus depreciation and amortization; adjusted for items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.

                                           16 Weeks Ended
                                       ---------------------
                                       April 16,   April 22,
                                         2000        2001
                                       ---------   ---------
System-wide percentage change in
  comparable restaurant sales:

  Popeyes domestic................        4.2%        2.8%
  Church's domestic...............        1.3         0.9
  Cinnabon domestic...............       (0.3)        6.5
  Seattle Coffee domestic.........        1.9         0.8
  Popeyes international...........       (0.2)       (8.7)
  Church's international..........       (2.1)       (3.4)
  Cinnabon international..........        1.6        (7.7)
  Seattle Coffee international....        n/a         5.8


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

     Other Revenues. Our other revenues consist of rental revenue from properties owned or leased by us that we lease or sublease to franchisees and third parties, and interest income earned on notes receivable from franchisees and third parties.

  Operating Costs and Expenses

     Restaurant Cost of Sales. Our restaurant cost of sales consists primarily of food, beverage and food ingredients costs, and also includes the cost of napkins, cups, straws, plates, take-out bags and boxes. The primary element affecting our chicken restaurant cost of sales is chicken prices, which is affected by seasonality and is normally higher during the summer months, when demand for chicken is at its peak. The primary elements affecting our bakery and cafe costs of sales are flour and Indonesian cinnamon, and green coffee beans. Other factors such as sales volume, our menu pricing, product mix and promotional activities can also materially affect the level of our restaurant cost of sales.

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

  Charges for Asset Write-Offs from Re-imaging

     Charges for asset write-offs from re-imaging include the write-off of restaurant, bakery and cafe assets replaced by assets as part of our re-imaging program.

  Charges for Other Asset Write-Offs

     Charges for other asset write-offs include the write-off of restaurant, bakery and cafe equipment assets replaced due to normal wear and corporate related asset write-offs.

Comparisons of the Sixteen Weeks Ended April 22, 2001 and April 16, 2000

     System-Wide Sales. System-wide sales increased by $59.8 million, or 8.6%, to $753.4 million in the first quarter of 2001 from $693.6 million in the comparable period in 2000. Our system-wide sales increase was due primarily to new franchise unit growth, an increase in comparable sales in our domestic markets and coffee wholesale revenue growth. The overall increase was partially offset by comparable sales decreases in our Church's, Popeyes and Cinnabon international markets. In the first quarter of 2001, we opened 61 restaurants, bakeries and cafes domestically, and 36 restaurants, bakeries and cafes in international markets. As of April 22, 2001, there were 3,628 system-wide units open, compared to 3,442 as of April 16, 2000.

  Company-Operated Unit Sales

     Chicken. Company-operated chicken restaurant sales decreased by $14.0 million, or 9.7%, to $130.3 million in the first quarter of 2001 from $144.3 million in the comparable period in 2000. The decrease was primarily due to a reduction in company-operated units. In fiscal year 2000, we sold or transferred a total of 71 company-operated chicken restaurants to franchisees and in the first quarter of 2001, we sold 11 additional units to franchisees. The overall decrease in sales was partially offset by comparable sales increases at both Church's and Popeyes in the first quarter of 2001. As of April 22,

2001, we had 578 company-operated chicken restaurants open, compared to 663 in the comparable period in 2000.

     Bakery. Company-operated bakery sales decreased by $0.3 million, or 1.7%, to $21.0 million in the first quarter of 2001 from $21.3 million in the comparable period in 2000. The decrease was due primarily to a reduction of 12 bakeries during the sixteen-week period ended April 22, 2001 compared to the sixteen-week period ended April 16, 2000. We sold 12 company-operated bakeries to franchisees, most of which were sold in late fiscal year 2000. The overall decrease was partially offset by an increase in comparable sales for the sixteen-week period ended April 22, 2001. As of April 22, 2001, we had 185 company-operated bakeries open, compared to 197 as of April 16, 2000.

     Cafe. Company-operated cafe sales were $8.2 million in both the first quarter of 2001 and 2000. A reduction of six company-operated cafes and related decrease in cafe sales was offset by an increase in comparable sales for the sixteen-week period ended April 22, 2001. As of April 22, we had 70 company-operated cafes open, compared to 76 as of April 16, 2000.

     Wholesale Coffee Sales. Wholesale coffee sales increased by $3.3 million, or 20.9%, to $18.9 million in the first quarter of 2001 from $15.6 million in the comparable period in 2000. The increase was due primarily to growth in the number of points of distribution from our wholesale accounts. As of April 22, 2001, we had 4,186 wholesale accounts with 6,800 points of distribution. As of April 16, 2000, we had 4,231 wholesale accounts with 5,700 points of distribution.

  Franchise Royalties and Fees

     Chicken. Chicken franchise royalty revenues increased by $2.3 million, or 10.9%, to $23.8 million in the first quarter of 2001 from $21.5 million in the comparable period in 2000. The increase was due to an increase in domestic franchise comparable sales and new unit growth, partially offset by a decrease in international franchise comparable sales. As of April 22, 2001, we had 2,442 domestic and international franchised chicken restaurants open, compared to 2,272 as of April 16, 2000. Chicken franchise fee revenue was $2.0 million in both the first quarter of 2001 and 2000. We opened 36 new domestic franchised chicken restaurants in the first quarter of 2001, compared to 47 in the comparable period in 2000, and 21 new international franchised chicken restaurants in the first quarter of 2001, compared to 19 in the comparable period in 2001.

     Bakery. Bakery franchise royalty revenues increased by $0.5 million, or 37.7%, to $1.9 million in the first quarter of 2001 from $1.4 million in the comparable period in 2000. The increase was due primarily to an increase in domestic franchise comparable sales and new unit growth, offset by a decrease in international franchise comparable sales. As of April 22, 2001, we had 282 domestic and international franchised bakeries open, compared to 206 as of April 16, 2000. Bakery franchise fee revenue increased by $0.1 million, or 79.9%, to $0.3 million in the first quarter of 2001 from $0.2 million in the comparable period in 2000. The increase resulted from our opening of 15 new domestic franchised bakeries in the first quarter of 2001, compared to eight in the comparable period in 2000, and 11 new international franchised bakeries in the first quarter of 2001, compared to six in the comparable period in 2000.

     Cafe. Cafe royalty revenue increased by $0.2 million, or 136.8%, to $0.3 million in the first quarter of 2001 from $0.1 million in the comparable period in 2000. The increase was primarily due to new unit growth and an increase in international franchise comparable sales. As of April 22, 2001, we had 71 franchised cafes open, compared to 28 as of April 16, 2000. Cafe franchise fee revenue increased by $0.1 million, or 67.2%, to $0.2 million in the first quarter of 2001 from $0.1 million in the comparable period in 2000. The increase resulted from our opening of six new domestic franchised cafes in the first quarter of 2001, compared to two in the comparable period in 2000.

  Company-Operated Operating Profit

     Chicken. Company-operated chicken restaurant operating profit decreased by $2.1 million, or 7.2%, to $27.5 million in the first quarter of 2001 from $29.6 million in the comparable period in 2000. The decrease was due primarily to an 85 company-operated unit decrease offset, partially by an increase in company-operated comparable sales. Company-operated chicken restaurant operating profit as a percentage of company-operated chicken restaurant sales was 21.1% in the first quarter of 2001, compared to 20.5% in the comparable period in 2000.

     Bakery. Company-operated bakery operating profit was $3.4 million in both the first quarter of 2001 and 2000. A decrease in company-operated cafes and related bakery sales decrease was offset by an increase in company-operated comparable sales. Company-operated bakery operating profit as a percentage of company-operated bakery sales was 16.4% in the first quarter of 2001, compared to 15.8% in the comparable period in 2000.

     Cafe. Company-operated cafe operating profit decreased by $0.1 million, or 16.2%, to $0.7 million in the first quarter of 2001 from $0.8 million in the comparable period in 2000. The decrease was primarily due to increased personnel
costs compared to the same period in the prior year.   Company-operated cafe
operating profit as a percentage of company-operated cafe sales was 9.1% in the first quarter of 2001, compared to 10.8% in the comparable period in 2000.

     Wholesale Coffee Operating Profit. Wholesale coffee operating profit increased by $0.9 million, or 26.1%, to $4.3 million in the first quarter of 2001 from $3.4 million in the comparable period in 2000. The increase was due primarily to sales growth in grocery, foodservice and franchisee accounts. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 23.0% in the first quarter of 2001, compared to 22.1% in the comparable period in 2000.

     General and Administrative Expenses. General and administrative expenses increased by $0.3 million, or 0.9%, to $33.8 million in the first quarter of 2001 from $33.5 million in the comparable period in 2000. The increase was primarily due to increases in our bakery and coffee segments from operational growth. The overall increase in expenses was offset by a decrease in corporate general and administrative expenses due to incurring severance and relocation charges in the first quarter of 2000 that were not recurring in the first quarter of 2001. General and administrative expenses as a percentage of total revenues were 16.3% in the first quarter of 2001, compared to 15.5% in the comparable period in 2000.

     Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 1.7%, to $12.8 million in the first quarter of 2001 from $12.6 million in the comparable period in 2000. The increase was mainly due to added depreciation related to capital additions in the first quarter of 2001, as well as capital additions in the latter half of fiscal year 2000. The increase in depreciation and amortization was partially offset by reductions in depreciation expense resulting from the sale of company-operated chicken restaurants to franchisees. Depreciation and amortization as a percentage of total revenues was 6.1% in the first quarter of 2001, compared to 5.8% in the comparable period in 2000.

     Charges for Restaurant Closings. Charges for restaurant, bakery and cafe closings, other than charges for Pine Tree restaurant closings, of $0.3 million increased by $0.3 million in the first quarter of 2001 compared to the comparable period in 2000. The $0.3 million charge relates to the closing of two Seattle Coffee cafes.

     Charges for Asset Write-Offs from Re-imaging. Charges for asset write-offs from re-imaging of $0.4 million in the first quarter of 2001 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged. There were no re-image asset write-offs in the comparable period in the prior year.

     Charges for Other Asset Write-Offs. Charges for other asset write-offs of $0.7 million in the first quarter of 2001 resulted from the write-off of equipment at our chicken restaurants as well as corporate asset write-offs. In the first quarter of 2000, we incurred $0.2 million in asset write-offs primarily related to the write-off of restaurant equipment at our chicken restaurants due to normal wear of the equipment.

     Net Loss (Gain) on Sale of Fixed Assets. The net gain on sale of fixed assets of $1.2 million in the first quarter of 2001 was primarily due to the sale of ten Church's company-operated restaurants. The net gain on the sale of fixed assets of $0.2 million in the first quarter of 2000 was mainly due to the sale of seven Church's company-operated restaurants.

     Income from Continuing Operations. Excluding charges for restaurant closings, charges for asset write-offs from re-imaging and the net gain on sale of fixed assets, income from continuing operations increased by $2.2 million, or 11.5%, to $21.6 million in the first quarter of 2001 from $19.4 million in the comparable period in 2000. The increase was due to new unit growth, wholesale and franchise revenue increases and an increase in domestic system comparable sales. The increase was partially offset by a decrease in company-operated restaurant and bakery sales due to the sale or transfer of restaurants and bakeries to Church's, Popeyes and Cinnabon franchisees in late fiscal year 2000 and during the first quarter of 2001.

     Interest Expense, Net. Interest expense decreased by $2.0 million, or 18.7%, to $8.7 million in the first quarter of 2001 from $10.7 million in the comparable period in 2000. The decrease was primarily due to the repurchase of $12.0 million of our subordinated notes in the second quarter of 2000 and the pay-down of debt in the first quarter of 2001 primarily with the proceeds from our initial public offering.

     Income Taxes. Our effective tax rate in the first quarter of 2001 was 40.0%, as compared with an effective tax rate of 42.7% in the comparable period in 2000. Our effective tax rate decreased as a result of a recovery of certain taxes previously expensed in 2000 and increased benefits from our work opportunity jobs tax credit program.

Liquidity and Capital Resources

     We have financed our business activities primarily with funds generated from operating activities, proceeds from the issuance of our senior subordinated notes, proceeds from the issuance of common stock and borrowings under our bank credit facility.

     Net cash provided by operating activities for the sixteen-week period ended April 16, 2000 and April 22, 2001 was $22.1 million and $22.4 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of April 16, 2000 and April 22, 2001 was $5.1 million and $0.1 million, respectively. The decrease in available cash and cash equivalents, net of bank overdrafts, in 2001 was due primarily to principal payments made on our bank credit facility.

     Net cash used in investing activities for the sixteen-week periods ended April 16, 2000 and April 22, 2001 was $8.1 million and $12.4 million, respectively. In the first quarter of 2000, we invested $11.7 million in property and equipment and $0.9 million in our turnkey development program, which was offset by the receipt of $4.2 million in proceeds from the sale of company-operated and turnkey units. In the first quarter of 2001, we invested $16.3 million in property and equipment and $1.0 million in connection with our turnkey development program, which was offset by the receipt of $4.6 million in proceeds from the sale of company-operated and turnkey units.

     Net cash used in financing activities for the sixteen-week periods ended April 16, 2000 and April 22, 2001 was $13.5 million and $20.0 million, respectively. In the first quarter of 2000, we paid off $4.8 million under our bank credit facility and repurchased approximately $5.0 million of senior subordinated notes. In the first quarter of 2001, we made principal payments of approximately $64.6 million under our bank credit facility, primarily from the receipt of $47.3 million in net proceeds from our initial public offering and $3.7 million from the exercise of stock options to purchase our common stock shortly after our initial public offering.

Capital Expenditures

     Our capital expenditures consist of re-imaging activities, new unit construction and development, equipment replacements, maintenance and general capital improvements, capital expenditures related to our Seattle Coffee wholesale operations, the purchase of new restaurant, bakery and cafe equipment, and improvements at various corporate offices. In particular, capital expenditures related to re-imaging activities consist of significant restaurant, bakery and cafe renovations, upgrades and improvements, which on a per restaurant basis typically cost between $70,000 and $135,000.

     During the sixteen weeks ended April 16, 2000, we invested $11.7 million in various capital projects including $2.6 million in new restaurant, bakery and cafe locations; $3.2 million in our re-imaging and renovation program; $0.9 million in our Seattle Coffee wholesale operations; $0.1 million in new management information systems; $4.5 million in other capital assets to update, replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $0.4 million to complete other corporate projects.

     During the sixteen weeks ended April 22, 2001, we invested $16.3 million in various capital projects, including $2.8 million in new restaurant, bakery and cafe locations; $6.1 million in our re-imaging program; $1.2 million in our Seattle Coffee wholesale operations; $4.4 million in other capital assets to maintain, replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $1.8 million to complete other corporate projects.

     Substantially all of our capital expenditures have been financed using cash provided from normal operating activities, proceeds from the sale of our company-operated units and borrowings under our bank credit facility.

     For the fiscal year ending December 30, 2001, we plan to invest approximately $42.0 million in capital expenditures. We estimate $16.9 million will be used for growth initiatives and re-imaging existing restaurants, bakeries and cafes; $7.3 million will be used in our Seattle Coffee wholesale, production and distribution operations; $11.0 million will be used for maintaining, replacing and extending the lives of restaurant, bakery and cafe equipment and facilities; and the remaining $7.7 million will be used to complete other corporate projects. We intend to finance these investments using cash from operations and borrowings under our bank credit facility. In addition, we may fund a portion of our re-imaging and new unit development activities in 2001 using the proceeds from the sale of company-operated units to franchisees.

     Over the next several years, we plan to sell a significant number of our company-operated units to new and existing franchisees who commit to develop additional units in order to fully penetrate a particular market or markets. We will use the proceeds from the sale of these units to accelerate our planned re-imaging activities, fund the construction and development of additional restaurant, bakery and cafe units within our model markets, and reduce our outstanding indebtedness.

     Based upon our current level of operations and anticipated growth, we believe that available cash provided from operating activities, together with the proceeds from the exercise of stock options, available borrowings under our bank credit facility and proceeds obtained from the sale of company-operated restaurants, bakeries and cafes to franchisees, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments under our senior subordinated notes and our bank credit facility for the next 15 months.

Long Term Debt

     In the first quarter of 2001, our bank credit facility was amended in connection with our initial public offering. The amendment provides that amounts that remain available for borrowing, or that have been repaid or prepaid, under the acquisition facility, may be borrowed or re-borrowed for potential acquisitions, as well as for expenditures required for our re-imaging program and general corporate purposes, through June 30, 2002. In addition, all amounts outstanding under the acquisition facility will be due in full, without installments, on June 30, 2002. We intend to refinance the repayment of the acquisition facility prior to its maturity date of June 30, 2002.

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

Quantitative and Qualitative Disclosures About Market Risk

     Foreign Currency Exchange Risk. We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. In addition, a portion of our receivables are denominated in foreign currency, which exposes us to foreign exchange rate movements. We enter into hedging contracts with respect to the Korean Won to reduce our exposure to future foreign currency exchange rate fluctuations.

     Interest Rate Risk. Our net exposure to interest rate risk relates to our Senior Subordinated Notes and borrowings under our 1997 Credit Facility. Our Senior Subordinated Notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under our Senior Subordinated Notes as of April 22, 2001 was $150.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of April 22, 2001, the fair value of our Senior Subordinated Notes was approximately $3.8 million higher than the carrying amount. Our 1997 Credit Facility borrowings bear interest at rates that are benchmarked to U.S. and European short-term floating-rate interest rates. The balances outstanding under our 1997 Credit Facility as of April 22, 2001 totaled $94.8 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 1997 Credit Facility would be approximately $0.9 million. This assumes no change in the amount or composition of the debt at April 22, 2001.

     Chicken Market Risk. We entered into two types of chicken purchasing contracts with our suppliers in 1999 and 2000. One is a grain-based "cost-plus" pricing arrangement that is based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs for 8-piece chicken. The cost of extra dark meat is fixed across ranges of the Georgia whole bird market that is adjusted in a "stair-step" fashion. The other method is a market-based formula contract based on the Georgia whole bird market value, under which we pay market plus a premium for the cut specifications for our restaurants. The market-priced formula contracts are subject to a "ceiling", or highest price, and a "floor", or lowest price, that we will pay over the contract term. Both contracts have terms ranging from two to three years with provisions for certain annual price adjustments as defined in the contracts. In fiscal year 2001, we intend to increase our purchases under such cost-plus contracts, and reduce purchases under the market-based contracts in order to further reduce our exposure to rising chicken prices should they occur.

     Coffee Bean Market Risk. Our two Seattle Coffee brands' principal raw material is green coffee beans. The supply and prices of green coffee beans are volatile. Although most coffee beans trade in the commodity market (the "C market"), coffee beans of the quality sought by Seattle Coffee tend to trade on a negotiated basis at a premium above the C market coffee pricing, depending upon the supply and demand at the time of purchase. Availability and price can be affected by many factors in producing countries, including weather and political and economic conditions. We typically enter into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year as negotiated with the individual supplier.

                           PART 2. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

    Through April 22, 2001, we have incurred the following expenses in connection with our initial public offering:

    Underwriting discounts and commissions paid by us..........  $3,718,750
    Other expenses (accounting, legal, printing, etc.).........   2,650,000*
                                                                 ----------
        Total expenses.........................................  $6,368,750
                                                                 ==========
_________________
* Approximation

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              Exhibit 11.*  Statement Regarding Composition of Per Share
Earnings
_____________________
* Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in Note 3 to the condensed consolidated financial statements in this report.

         (b) Current Reports on Form 8-K

             None.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AFC Enterprises, Inc.


Date: May 21, 2001                  By:   /s/ Gerald J. Wilkins
                                          -----------------------------
                                              Gerald J. Wilkins
                                            Chief Financial Officer
                                         (Duly Authorized Officer and
                                      Principal Financial and Accounting
                                                  Officer)