Form 10-Q
period 2001-07-15
AFC ENTERPRISES INC
filed 2001-08-13
CIK 1041379

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 15, 2001
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from..............to..............

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


As of August 3, 2001, there were 30,105,538 shares of the registrant's common stock, par value $.01 per share, outstanding.

                             AFC ENTERPRISES, INC
                                     INDEX


PART 1   FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations - For the
           Twelve and Twenty-eight Week Periods Ended July 9, 2000
           and July 15, 2001............................................     3

         Condensed Consolidated Balance Sheets - December 31, 2000 and
           July 15, 2001................................................     4

         Condensed Consolidated Statements of Cash Flows - For the
           Twenty-eight Week Periods Ended July 9, 2000 and
           July 15, 2001................................................     5

         Notes to Condensed Consolidated Financial Statements...........     6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    11

PART 2   OTHER INFORMATION

Item 2.  Changes in securities and use of proceeds......................    30

Item 6.  Exhibits and Reports on Form 8-K...............................    30

           (a) Exhibits.................................................    30

           (b) Current Reports on Form 8-K..............................    30

SIGNATURE...............................................................    30

                        PART 1. - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                    AFC Enterprises, Inc. and subsidiaries
                Condensed Consolidated Statements of Operations

                                  (Unaudited)
                     (In thousands, except per share data)

                                            12 Weeks Ended                 28 Weeks Ended
                                       --------------------------    --------------------------
                                       7/9/2000        7/15/2001      7/9/2000       7/15/2001
                                       ---------      -----------    ----------     -----------
Revenues:
  Restaurant sales.................    $ 128,234       $  119,367     $ 302,098      $  278,893
  Franchise revenues...............       20,177           24,841        45,478          53,452
  Wholesale revenues...............       12,437           14,783        28,080          33,690
  Other revenues...................        2,485            3,176         5,547           7,501
                                       ---------       ----------     ---------      ----------
   Total revenues..................      163,333          162,167       381,203         373,536
                                       ---------       ----------     ---------      ----------

Costs and expenses:
  Restaurant cost of sales.........       37,529           35,374        88,164          81,645
  Restaurant operating expenses....       66,180           61,263       155,511         142,804
  Wholesale cost of sales..........        5,848            7,209        13,547          16,376
  Wholesale operating expenses.....        3,693            4,266         8,187           9,653
  General and administrative.......       22,494           23,939        55,970          57,838
  Depreciation and amortization....        9,510            9,629        22,107          22,439
  Charges for other restaurant
    closings, excluding Pine Tree..            -               71             -             394
  Charges for Pine Tree restaurant
    closings.......................            -              678             -             678
  Charges for asset write-offs
    from re-imaging................            -              961             -           1,397
  Charges for other asset
    write-offs.....................          198              253           425             901
  Net (gain) loss on sale of
    assets.........................           38           (1,978)         (171)         (3,180)
                                       ---------       ----------     ---------      ----------
    Total costs and expenses.......      145,490          141,665       343,740         330,945
                                       ---------       ----------     ---------      ----------

Income from operations.............       17,843           20,502        37,463          42,591

Other expenses:
  Interest, net....................        7,626            5,498        18,102          14,240
                                       ---------       ----------     ---------      ----------

Net income from continuing
  operations before income taxes...       10,217           15,004        19,361          28,351

  Income tax expense...............        4,361            6,001         8,266          11,340
                                       ---------       ----------     ---------      ----------

Net income from continuing
  operations.......................        5,856            9,003        11,095          17,011

Extraordinary loss on early
  extinguishment of debt, net of
  income taxes.....................          (49)            (307)         (204)           (307)

Loss from discontinued operations
  of Ultrafryer, net of income
  taxes............................          (59)               -           (48)              -
                                       ---------       ----------     ---------      ----------

Net income.........................    $   5,748       $    8,696     $  10,843      $   16,704
                                       =========       ==========     =========      ==========

Basic earnings per common share:
  Net income from continuing
    operations.....................     $   0.22       $     0.30     $    0.42      $     0.59
  Net extraordinary loss on early
    extinguishment of debt.........            -            (0.01)        (0.01)          (0.01)
   Net income (loss) from
     discontinued operations.......            -                -             -               -
                                       ---------       ----------     ---------      ----------
   Net income......................     $   0.22       $     0.29     $    0.41      $     0.58
                                       =========       ==========     =========      ==========

Dilutive earnings per common share:
  Net income from continuing
    operations....................      $   0.20       $     0.28     $    0.39      $     0.55
  Net extraordinary loss on early
    extinguishment of debt........             -            (0.01)        (0.01)          (0.01)
  Net income (loss) from
     discontinued operations......             -                -             -               -
                                       ---------       ----------     ---------      ----------
  Net income......................     $    0.20       $     0.27     $    0.38      $     0.54
                                       =========       ==========     =========      ==========

See accompanying notes to condensed consolidated financial statements.
================================================================================

                    AFC Enterprises, Inc. and subsidiaries
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                  12/31/2000     7/15/2001
                                                                  ----------    -----------
                                                                                (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents....................................   $   23,615      $ 15,922
   Accounts and notes receivable, net of allowance for
     doubtful accounts of $1,077 in 2000 and $1,316 in 2001.....       16,796        19,603
   Income taxes refundable......................................            -           362
   Inventories..................................................       14,838        14,149
   Deferred income taxes........................................        1,044           176
   Prepaid expenses and other...................................        2,546         4,515
                                                                   ----------     ---------
     Total current assets.......................................       58,839        54,727
                                                                   ----------     ---------

Long-term assets:
   Notes receivable, net of allowance for doubtful accounts
     of $182 in 2000 and $176 in 2001...........................        7,292         7,521
   Deferred income taxes........................................        1,728         1,508
   Property and equipment, net of accumulated depreciation and
     amortization of $148,263 in 2000 and $156,560 in 2001......      266,464       263,713
   Assets under contractual agreement, net......................        7,638         7,417
   Other assets.................................................       13,281        14,732
   Intangible assets, net of accumulated amortization
     of $55,957 in 2000 and $60,754 in 2001.....................      184,207       179,509
                                                                   ----------     ---------
     Total long-term assets.....................................      480,610       474,400
                                                                   ----------     ---------
       Total assets.............................................   $  539,449     $ 529,127
                                                                   ==========     =========
Liabilities and Shareholders' Equity:
Current liabilities:
   Accounts payable.............................................   $   24,155     $  20,307
   Bank overdrafts..............................................       19,415        13,704
   Current portion of long-term debt and capital
     lease obligations..........................................       10,183        21,495
   Current portion of acquisition facility......................        9,300        27,000
   Short-term borrowings........................................            -         5,000
   Income taxes payable.........................................        2,979             -
   Accrued expenses and other...................................       22,060        19,740
                                                                   ----------     ---------
     Total current liabilities..................................       88,092       107,246
                                                                   ----------     ---------

Long-term liabilities:
   Long-term debt, net of current portion.......................       88,800        51,165
   10.25% senior subordinated notes.............................      150,000       143,000
   Capital lease obligations, net of current portion............        2,149         1,723
   Acquisition facility, net of current portion.................       52,700             -
   Other liabilities............................................       28,141        27,444
                                                                   ----------     ---------
     Total long-term liabilities................................      321,790       223,332
                                                                   ----------     ---------
       Total liabilities........................................      409,882       330,578
                                                                   ----------     ---------

Shareholders' equity:
   Common stock.................................................          263           301
   Capital in excess of par value...............................      155,525       207,613
   Notes receivable - officers including accrued interest.......       (7,670)       (7,649)
   Treasury stock, at cost......................................         (131)            -
   Accumulated deficit..........................................      (18,420)       (1,716)
                                                                   ----------     ---------
     Total shareholders' equity.................................      129,567       198,549
                                                                   ----------     ---------
       Total liabilities and shareholders' equity...............   $  539,449     $ 529,127
                                                                   ==========     =========

See accompanying notes to condensed consolidated financial statements.
================================================================================

                    AFC Enterprises, Inc. and subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                               28 Weeks Ended
                                                                      ----------------------------------
                                                                        7/9/2000              7/15/2001
                                                                      ------------          ------------
Cash flows provided by (used in) operating activities:
Net income.......................................................       $ 10,843              $ 16,704
                                                                       ---------              --------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization..................................         22,191                22,439
  Extraordinary loss on early extinguishment of debt.............            356                   512
  Deferred tax expense...........................................          5,401                 1,088
  Compensation expense from stock options........................            868                   180
  Other..........................................................          1,729                 1,138
  (Increase) decrease in operating assets........................            717                (8,113)
  (Decrease) in operating liabilities............................         (9,688)               (3,538)
                                                                       ---------              --------
    Total adjustments............................................         21,574                13,706
                                                                       ---------              --------
 Net cash provided by operating activities.......................         32,417                30,410
                                                                       ---------              --------
Cash flows provided by (used in) investing activities:
  Proceeds from disposition of property and equipment............          3,708                11,788
  Investment in property and equipment...........................        (22,504)              (29,723)
  Proceeds from sale of turnkey development......................          2,604                 1,229
  Investments in turnkey development.............................         (1,275)               (1,954)
  Proceeds from sales of discontinued operations.................            550                     -
  Notes receivable additions.....................................              -                  (127)
  Payments received on notes.....................................            378                   352
                                                                       ---------              --------
  Net cash used in investing activities..........................        (16,539)              (18,435)
                                                                       ---------              --------

Cash flows provided by (used in) financing activities:
  Principal payments of long-term debt, net......................         (7,399)              (25,237)
  Payments under acquisition facility, net.......................              -               (35,000)
  Borrowings under short-term revolver, net......................         10,666                 5,000
  Principal payments for capital lease obligations...............         (3,764)               (2,097)
  (Decrease) in bank overdrafts, net.............................         (6,649)               (5,710)
  Principal payments for senior subordinated notes...............        (16,980)               (7,000)
  Notes and interest receivable - officers payments..............             25                   215
  Notes receivable - officers interest additions.................           (226)                 (225)
  Issuance of common stock from IPO, net.........................              -                46,352
  Issuance of common stock from option plans.....................             30                 4,034
  Treasury stock purchases.......................................           (186)                    -
  Debt issuance costs............................................            (57)                    -
                                                                       ---------              --------
  Net cash used in financing activities..........................        (24,540)              (19,668)
                                                                       ---------              --------
  Net decrease in cash and cash equivalents......................         (8,662)               (7,693)
  Cash and cash equivalents at beginning of the period...........         22,496                23,615
                                                                       ---------              --------
  Cash and cash equivalents at end of the period.................      $  13,834              $ 15,922
                                                                       =========              ========

Supplemental Cash Flow Information:
  Cash interest paid, net of capitalized amounts.................      $  16,912              $ 13,713
  Cash paid for income taxes, net of refunds.....................          1,894                12,053
  Noncash investing and financing activities:
    Capital lease obligations incurred...........................             12                     -
    Net increase (decrease) in property and equipment accruals...         (2,730)               (4,555)
    Cancellation of treasury shares..............................              -                   131
    Retirement of officer's notes from cancellation of common
      stock......................................................              -                    99
    Notes receivable additions...................................          4,445                   460
    Terminations of capital leases and future obligations........          1,533                    89

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

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in the United States for complete financial statements are not included. The consolidated balance sheet data presented herein for December 31, 2000 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. Certain items in the financial statements of the previous year have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on reported results of operations.

Significant Accounting Policies

     The accounting and reporting policies practiced by the Company are set forth in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 31, 2000, which are contained in the Company's Form 10-K, filed with the

Securities and Exchange Commission on March 30, 2001 and are incorporated herein by reference.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The statement changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of the statement, which for the Company will be January 2002, amortization of current goodwill and certain other intangibles will cease. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet made a determination of the impact adoption will have on the consolidated financial statements.

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

Revenues:
                                   12 Weeks Ended          28 Weeks Ended
                                07/09/00    07/15/01    07/09/00   07/15/01
                               ---------   ---------   ---------  ---------
                                   (in thousands)          (in thousands)

Chicken......................  $ 125,654   $ 120,230   $ 293,468  $ 276,475
Coffee.......................     19,121      21,761      43,239     49,429
Bakery.......................     16,176      17,044      39,091     40,318
Corporate....................      2,382       3,132       5,405      7,314
                               ---------   ---------   ---------  ---------
  Total Revenues.............  $ 163,333   $ 162,167   $ 381,203  $ 373,536
                               =========   =========   =========  =========

Operating Income:
                                   12 Weeks Ended          28 Weeks Ended
                                07/09/00    07/15/01    07/09/00   07/15/01
                               ---------   ---------   ---------   --------
                                   (in thousands)          (in thousands)

Chicken......................  $  29,194   $  31,161   $  66,436  $  68,459
Coffee.......................      2,468       1,552       4,442      3,500
Bakery.......................        894       1,745       2,806      3,826
Corporate....................     (4,546)     (4,294)    (12,992)   (10,385)
                               ---------   ---------   ---------  ---------
  Total Operating Income.....     28,010      30,164      60,692     65,400

Adjustments to reconcile to
  income from operations:
Depreciation and
  amortization................    (9,510)     (9,629)    (22,107)   (22,439)
Compensation expense
  related to stock options....      (421)        (48)       (868)      (180)
Gain (loss) on fixed asset
  and other write-offs........      (236)         15        (254)      (190)
                               ---------   ---------   ---------  ---------
  Income from operations...... $  17,843   $  20,502   $  37,463  $  42,591
                               =========   =========   =========  =========

     Except for corporate assets, there were no material changes to the Company's total assets by reportable segment as of July 15, 2001 from the amounts disclosed in the Company's consolidated financial statements for the fiscal year ended December 31, 2000. Corporate assets decreased primarily due to the use of cash to repay debt outstanding as of December 31, 2000.

3.   Basic and Diluted Earnings Per Share

     The following represents a reconciliation of the Company's basic and diluted earnings per share as required by the Financial Accounting Standards Board Statement No. 128 "Earnings per Share":

                                        12 Weeks Ended         28 Weeks Ended
                                    07/09/00    07/15/01    07/09/00   07/15/01
                                   ---------   ---------   ---------   --------
                                       (in thousands)          (in thousands)
Net income (loss) from:
  Continuing operations.........   $   5,856   $   9,003   $  11,095   $ 17,011
  Early extinguishment of debt..         (49)       (307)       (204)      (307)
  Discontinued operations.......         (59)          -         (48)         -
                                   ---------   ---------   ---------   --------
Net income......................   $   5,748   $   8,696   $  10,843   $ 16,704
                                   =========   =========   =========   ========

                                        12 Weeks Ended         28 Weeks Ended
                                    07/09/00    07/15/01    07/09/00   07/15/01
                                   ---------   ---------   ---------   --------
                                       (in thousands)          (in thousands)
Denominator for basic earnings
  per share - weighted
  average shares................      26,323      30,026      26,309     28,846
Effect of dilutive securities -
  employee stock options
  and warrants..................       2,150       1,811       2,172      1,885
                                   ---------   ---------   ---------   --------
Denominator for diluted earnings
  per share - weighted average
  shares adjusted for dilutive
  securities....................      28,473      31,837      28,481     30,731
                                   =========   =========   =========   ========

4.   Early Extinguishment of Debt

     During the second quarter of 2000 and 2001, the Company repurchased $11,980,000 and $7,000,000, respectively, of Senior Subordinated Notes. The 2000 repurchases were primarily at a discount while the 2001 repurchases were at a premium. The Company funded the repurchases through the utilization of the Company's bank credit facility.

                                   12 Weeks Ended          28 Weeks Ended
                                07/09/00    07/15/01    07/09/00    07/15/01
                                ---------   ---------   ---------   ---------
                                     (in thousands)          (in thousands)
Unamortized debt (cost).......  $    (240)  $    (167)  $    (486)  $    (167)
Net Discount (Premium)........        155        (345)        130        (345)
                                ---------   ---------   ---------   ---------
Extraordinary (loss), before
  income tax effect...........        (85)       (512)       (356)       (512)
Income tax benefit............         36         205         152         205
                                ---------   ---------   ---------   ---------
Extraordinary (loss), net of
  income tax effect...........  $     (49)  $    (307)  $    (204)  $    (307)
                                =========   =========   =========   =========

5.   Common Stock

      On March 2, 2001, the Company sold, pursuant to an underwritten public offering, 3,136,328 shares (including 11,328 in over allotment shares) of its common stock at a price of $17.00 per share and received approximately $46,352,000 in net cash proceeds after deducting underwriting commission, offering expense and other associated miscellaneous costs. Following the public offering, the net proceeds were used to repay a portion of the Company's acquisition facility.

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

General

  We operate, develop and franchise quick service restaurants, bakeries and cafes, or QSRs, primarily under the trade names Popeyes Chicken & Biscuits, Church's Chicken, Cinnabon, Seattle's Best Coffee and Torrefazione Italia. As of July 15, 2001, we operated and franchised 3,693 restaurants, bakeries and cafes in 46 states, the District of Columbia and 32 foreign countries. We also sell our premium specialty coffees through wholesale and retail distribution channels under our Seattle's Best Coffee and Torrefazione Italia brands.

Consolidated Results of Operations

  The following table presents selected revenues and expenses as a percentage of total revenues for the company's consolidated statements of operations for the twelve week and twenty-eight week periods ended July 9, 2000 and July 15, 2001.

                                               12 Weeks Ended   28 Weeks Ended
                                              ---------------- ----------------
                                              July 9, July 15, July 9, July 15,
                                               2000     2001    2000     2001
                                              ------- -------- ------- --------
Revenues:
  Restaurant sales..........................   78.5%    73.6%   79.2%    74.7%
  Franchise revenues........................   12.4     15.3    11.9     14.3
  Wholesale revenues........................    7.6      9.1     7.4      9.0
  Other revenues............................    1.5      2.0     1.5      2.0
     Total revenues.........................  100.0%   100.0%  100.0%   100.0%

Costs and expenses:
  Restaurant cost of sales (1)..............   29.3%    29.6%   29.2%    29.3%
  Restaurant operating expenses (1).........   51.6     51.3    51.5     51.2
  Wholesale cost of sales (2)...............   47.0     48.8    48.2     48.6
  Wholesale operating costs (2).............   29.7     28.9    29.2     28.7
  General and administrative................   13.8     14.7    14.7     15.4
  Depreciation and amortization.............    5.8      5.9     5.8      6.0
  Charges for other restaurant closings,
     excluding Pine Tree....................      -        -       -      0.1
  Charges for Pine Tree restaurant
     closings...............................      -      0.4       -      0.2
  Charges for asset write-offs from
     re-imaging.............................      -      0.6       -      0.4
  Charges for other asset write-offs........      -      0.2     0.1      0.2
  Net (gain) loss on sale of assets.........      -     (1.2)      -     (0.9)
     Total costs and expenses...............   89.1     87.4    90.2     88.6

Income from operations......................   10.9     12.6     9.8     11.4
Interest expense, net.......................    4.7      3.4     4.7      3.8
Net income from continuing operations
  before taxes..............................    6.2      9.3     5.1      7.6
Income tax expense..........................   (2.6)    (3.7)   (2.2)    (3.0)
Net income from continuing operations.......    3.6      5.6     2.9      4.6
Extraordinary loss on early extinguishment
  of debt, net..............................      -     (0.2)   (0.1)    (0.1)
Loss on discontinued operations, net (3)....      -        -       -        -
Net income..................................    3.6%     5.4%    2.8%     4.5%

(1) Expressed as a percentage of restaurant sales by company-operated restaurants, bakeries and cafes.
(2)  Expressed as a percentage of wholesale revenues.
(3)  Represents the operations of Ultrafryer (2000)


Selected Financial Data

  The following table sets forth certain financial information and other restaurant, bakery and cafe data relating to company-operated and franchised restaurants, bakeries and cafes (as reported to the company by franchisees) for the twelve week and twenty-eight week periods ended July 9, 2000 and July 15, 2001:

                                                          12 Weeks Ended                  28 Weeks Ended
                                                  ----------------------------   -----------------------------
                                                  July 9,   July 15,  % change   July 9,   July 15,   % change
                                                   2000       2001     00-01      2000       2001      00-01
                                                  -------   --------  --------   -------   --------   --------
                                                                     (dollars in millions)
EBITDA, as defined (1).........................   $ 28.0     $ 30.2     7.9%      $ 60.7     $ 65.4        7.7%

EBITDA margin..................................     17.1%      18.6%    1.5 pts.    15.9%      17.5%       1.6 pts.

Cash capital expenditures......................   $ 10.8     $ 13.5    25.0%      $ 22.5     $ 29.7       32.0%

Restaurant, bakery and cafe data (unaudited):

System-wide sales:
  Popeyes......................................   $283.5     $310.0      9.3%   $  641.4   $  696.4        8.6%
  Church's.....................................    201.1      210.9      4.9       462.4      482.3        4.3
  Cinnabon.....................................     37.5       44.0     17.3        85.5      103.1       20.6
  Seattle Coffee retail........................     11.3       14.4     27.4        22.2       32.0       44.1
  Seattle Coffee wholesale.....................     12.3       14.8     20.3        27.8       33.7       21.2
                                                  ------     ------             --------   --------
   Total.......................................   $545.7     $594.1      8.8%   $1,239.3   $1,347.5        8.7%
                                                  ======     ======             ========   ========

System-wide unit openings:
  Popeyes......................................       29         46     58.6%        65         78        20.0%
  Church's.....................................       25         18    (28.0)        57         43       (24.6)
  Cinnabon.....................................       12         19     58.3         26         48        84.6
  Seattle Coffee retail........................       13         13       --         19         24        26.3
                                                  ------     ------            --------   --------
   Total.......................................       79         96     21.5%       167        193        15.6%
                                                  ======     ======            ========   ========

System-wide units open,
 end of period:
  Popeyes......................................                                   1,440      1,540         6.9%
  Church's.....................................                                   1,531      1,517        (0.9)
  Cinnabon.....................................                                     412        481        16.7
  Seattle Coffee retail........................                                     114        155        35.9
                                                                               --------   --------
   Total.......................................                                   3,497      3,693         5.6%
                                                                               ========   ========

System-wide percentage change in
 comparable unit sales:
  Popeyes domestic.............................      3.6%       4.1%                3.9%       3.4%
  Church's domestic............................      0.4        1.0                 0.9        0.9
  Cinnabon domestic............................      4.6        0.3                 1.7        3.7
  Seattle Coffee domestic......................     (2.2)       0.0                 0.2        1.1
  Popeyes international........................      4.7       (5.3)                1.7       (7.2)
  Church's international.......................     (2.8)       0.1                (2.1)      (1.9)
  Cinnabon international.......................      7.9      (19.9)                4.2      (13.9)
  Seattle Coffee international.................      N/A        9.1                 N/A        7.6

(1) EBITDA is defined as income from operations plus depreciation and amortization, adjusted for items related to gains/losses on asset dispositions and write-downs and for compensation expense related to stock option activity.


Comparable Sales

   Domestic system-wide comparable sales percentages at all brands primarily increased in the second quarter of 2001. The increase was primarily due to new product introductions, marketing initiatives and the re-imaging of Church's, Popeyes and Cinnabon units during the second quarter of 2001 and the twenty-eight week period ended July 15, 2001.

   International franchised Popeyes units' comparable sales were down 5.3 percent for the second quarter of 2001 compared to the second quarter of 2000, primarily as a result of revenue from units in Korea stabilizing at lower levels after experiencing high double digit growth in the same period of the prior year. International franchised Church's restaurants recorded a comparable sales increase of 0.1 percent. International franchised Cinnabon bakeries had a comparable sales decrease of 19.9 percent for the second quarter of 2001 compared to the second quarter of 2000. The decline was primarily the result of lower sales at the Cinnabon bakeries located in Japan. In 2000, which was the grand opening year for the two comparable bakeries, the bakeries averaged over $2 million in annualized sales. In 2001 these bakeries have average annualized sales of $1.25 million, almost three times the sales volume in U.S. bakeries. International franchised Seattle's Best Coffee cafes recorded a comparable sales increase of 9.1 percent during the second quarter of 2001 compared to the second quarter of 2000.

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

 General and Administrative Expenses

  Our general and administrative expenses consist of personnel expenses, occupancy expenses and other expenses incurred at the corporate level. Corporate level expenses are primarily incurred at our offices in Atlanta, Georgia and Seattle, Washington and at our support center in San Antonio, Texas. Additional expenses include those incurred by field personnel located throughout the U.S.

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

  Charges for Other Asset Write-Offs

  Charges for other asset write-offs include write-offs of restaurant, bakery and cafe equipment assets replaced due to normal wear and corporate related asset write-offs.

  Net Gain/Loss on Sale of Assets

  Net gain/loss on sale of assets includes the write-off of restaurant, bakery and cafe assets, and related intangible assets and the liabilities incurred by us in connection with the sale of company-operated units to franchisees.

Comparisons of the Twelve Weeks Ended July 15, 2001 and July 9, 2000

  System-Wide Sales. System-wide sales increased by $48.4 million, or 8.8%, to $594.1 million in the second quarter of 2001 from $545.7 million in the comparable period in 2000. Our system-wide sales increase was due primarily to new franchise unit growth, an increase in comparable sales in our domestic markets and coffee wholesale revenue growth. The overall increase was partially offset by comparable sales decreases in our international markets. In the second quarter of 2001, we and our franchisees opened 55 restaurants, bakeries and cafes domestically, and 41 restaurants, bakeries and cafes in international markets. As of July 15, 2001, there were 3,693 system-wide units open, compared to 3,497 as of July 9, 2000.

 Company-Operated Unit Sales

  Chicken. Company-operated chicken restaurant sales decreased by $8.9 million, or 8.3%, to $98.3 million in the second quarter of 2001 from $107.2 million in the comparable period in 2000. The decrease was primarily due to a reduction in company-operated units. In the third and fourth quarters of 2000, we sold a total of 49 company-operated chicken restaurants to franchisees and in the twenty-eight week period ended July 15, 2001, we sold 37 additional units to franchisees. The overall decrease in sales was partially offset by comparable sales increases at both Church's and Popeyes in the second quarter of 2001. As of July 15, 2001, we had 553 company-operated chicken restaurants open, compared to 646 as of July 9, 2000.

  Bakery. Company-operated bakery sales decreased by $0.1 million, or 0.9%, to $14.6 million in the second quarter of 2001 from $14.7 million in the comparable period in 2000. The decrease was due primarily to a net reduction of 21 company-operated bakeries during the second quarter of 2001 compared to the second quarter of 2000. In the fourth quarter of fiscal year 2000, we sold 11 company-operated bakeries and year to date July 15, 2001, we sold 12 additional units to franchisees. The overall decrease was partially offset by an increase in comparable sales in the second quarter of 2001. As of July 15, 2001, we had 172 company-operated bakeries open, compared to 193 as of July 9, 2000.

  Cafe. Company-operated cafe sales increased by $0.2 million, or 3.4%, to $6.5 million in the second quarter of 2001 from $6.3 million in the comparable period in 2000. The increase in sales was primarily due to an increase in comparable sales in the second quarter of 2001. As of July 15, 2001 we had 72 company-operated cafes open, compared to 73 as of July 9, 2000.

  Wholesale Coffee Sales. Wholesale coffee sales increased by $2.3 million, or 18.9%, to $14.8 million in the second quarter of 2001 from $12.5 million in the comparable period in 2000. The increase was due primarily to growth in the number of points of distribution from our wholesale accounts, despite a decrease in overall wholesale accounts. As of July 15, 2001, we had 4,080 wholesale accounts with 6,900 points of distribution. As of July 9, 2000, we had 4,293 wholesale accounts with 5,900 points of distribution.

 Franchise Royalties and Fees

  Chicken. Chicken franchise royalty revenues increased by $2.2 million, or 12.8%, to $19.2 million in the second quarter of 2001 from $17.0 million in the comparable period in 2000. The increase was due to an increase in domestic franchise comparable sales and new unit growth, partially offset by a decrease in international franchise comparable sales. As of July 15, 2001, we had 2,504 domestic and international franchised chicken restaurants open, compared to 2,325 as of July 9, 2000. Chicken franchise fee revenue increased by $1.3 million, or 98.0%, to $2.7 million in the second quarter of 2001 from $1.4
million in the comparable period in 2000.   The increase resulted primarily from
the collection of franchise and conversion fees from the sale of 21 of our units located in Mobile, Alabama and Pensacola, Florida to an existing franchisee. Additionally, 40 new domestic franchised chicken restaurants were opened in the second quarter of 2001, compared to 47 in the comparable period in 2000, and 22 new international franchised chicken restaurants were opened in the second quarter of 2001, compared to 19 in the comparable period in 2000.

  Bakery. Bakery franchise royalty revenues increased by $0.3 million, or 23.5%, to $1.5 million in the second quarter of 2001 from $1.2 million in the comparable period in 2000. The increase was due primarily to an increase in domestic franchise comparable sales and new unit growth, partially offset by a decrease in international franchise comparable sales. As of July 15, 2001, we had 309 domestic and international franchised bakeries open, compared to 219 as of July 9, 2000. Bakery franchise fee revenue increased by $0.7 million, or 286.4%, to $1.0 million in the second quarter of 2001 from $0.3 million in the comparable period in 2000. The increase resulted from the collection of franchise and conversion fees from the sale of seven units to a franchisee in the Detroit, Michigan area and four units to an existing franchisee in Hawaii. In addition, seven new domestic franchised bakeries were opened in the second quarter of 2001, compared to 15 in the comparable period in 2000, and 10 new international franchised bakeries were opened in the second quarter of 2001, compared to 11 in the comparable period in 2000.

  Cafe. Cafe royalty revenue increased by $0.1 million, or 100.8%, to $0.2 million in the second quarter of 2001 from $0.1 million in the comparable period in 2000. The increase was primarily due to new unit growth and an increase in international franchise comparable sales, partially offset by a decrease in domestic franchise comparable sales. As of July 15, 2001, we had 83 franchised cafes open, compared to 41 as of July 9, 2000. Cafe franchise fee revenue was $0.2 million in both the second quarter of 2001 and 2000. Eleven new cafes were opened in the second quarter of 2001 and 2000.

 Company-Operated Operating Profit

  Chicken. Company-operated chicken restaurant operating profit decreased by $1.4 million, or 6.6%, to $20.3 million in the second quarter of 2001 from $21.7 million in the comparable period in 2000. The decrease was due primarily to a 93 company-operated unit net decrease and an 8.4% increase in average poultry prices, offset partially by an increase in company-operated comparable sales. Company-operated chicken restaurant operating profit as a percentage of company-operated chicken restaurant sales was 20.7% in the second quarter of 2001, compared to 20.3% in the comparable period in 2000. The increase in the operating profit margin in the second quarter of 2001 was due to a decrease in personnel and marketing expenses compared to the comparable period in 2000.

  Bakery. Company-operated bakery operating profit was $1.9 million in both the second quarter of 2001 and 2000, as a decrease in the number of company-operated bakeries was offset by an increase in company-operated comparable sales. Company-operated bakery operating profit as a percentage of company-operated bakery sales was 12.8% in the second quarter of 2001, compared to 13.1% in the comparable period in

2000. The decrease in operating profit margin in the second quarter of 2001 was mainly due to an increase in marketing expenses compared to the comparable period in 2000.

  Cafe. Company-operated cafe operating profit decreased by $0.3 million, or 37.2%, to $0.5 million in the second quarter of 2001 from $0.8 million in the comparable period in 2000. The decrease was primarily due to increased personnel costs compared to the same period in 2000. Company-operated cafe operating profit as a percentage of company-operated cafe sales was 8.0% in the second quarter of 2001, compared to 13.3% in the comparable period in 2000. The decrease in operating profit margin in the second quarter of 2001 was due to an increase in shipping costs and an increase in personal expenses compared to the comparable period in 2000.

  Wholesale Coffee Operating Profit. Wholesale coffee operating profit increased by $0.4 million, or 14.3%, to $3.3 million in the second quarter of 2001 from $2.9 million in the comparable period in 2000. The increase was due primarily to sales growth due to increased points of distribution. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 22.3% in the second quarter of 2001, compared to 23.3% in the comparable period in 2000. The decrease in operating profit margin in the second quarter of 2001 was mainly due to a change in the sales mix compared to the comparable period in 2000.

  General and Administrative Expenses. General and administrative expenses increased by $1.4 million, or 6.4%, to $23.9 million in the second quarter of 2001 from $22.5 million in the comparable period in 2000. The increase was primarily due to increases in our coffee segment and corporate expenses. The increase in our coffee segment was due primarily to increases in salaries as vacant senior management positions were filled throughout fiscal year 2000. Corporate expenses increased in the second quarter of 2001 primarily due to an
increase in international travel and related expenses.   General and
administrative expenses as a percentage of total revenues were 14.7% in the second quarter of 2001, compared to 13.8% in the comparable period in 2000.

  Depreciation and Amortization. Depreciation and amortization increased by $0.1 million, or 1.2%, to $9.6 million in the second quarter of 2001 from $9.5 million in the comparable period in 2000. The increase was mainly due to added depreciation related to capital additions in the first and second quarter of 2001, as well as capital additions in the third and fourth quarters of fiscal year 2000. The increase in depreciation and amortization was partially offset by reductions in depreciation expense resulting from the sale of company-operated chicken and bakery units to franchisees. Depreciation and amortization as a percentage of total revenues was 5.9% in the second quarter of 2001, compared to 5.8% in the comparable period in 2000.

  Charges for Pine Tree Restaurant Closings. Charges for Pine Tree restaurant closings of $0.7 million in the second quarter of 2001 represents the closing of one Pine Tree restaurant upon expiration of its lease.

  Charges for Asset Write-Offs from Re-imaging. Charges for asset write-offs from re-imaging of $1.0 million in the second quarter of 2001 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged. These re-images primarily involved Church's units. There were no re-image asset write-offs in the comparable period in the prior year.

  Charges for Other Asset Write-Offs. Charges for other asset write-offs of $0.3 million in the second quarter of 2001 resulted from the write-off of equipment at our company-operated chicken restaurants, as well as corporate asset write-offs. The $0.2 million in charges for other asset write-offs in the second quarter of 2000 related to write-offs of restaurant equipment at our company-operated chicken restaurants.

  Net (Gain) Loss on Sale of Assets. The net gain on sale of assets of $2.0 million in the second quarter of 2001 was primarily due to the sale of 21 Church's company-operated restaurants to an existing franchisee and 11 Cinnabon company-operated bakeries to new and existing franchisees.

  Income from Operations. Excluding charges for restaurant closings, charges for asset write-offs from re-imaging, charges for other asset write-offs and the net gain on sale of assets, income from operations increased by $2.4 million, or 13.2%, to $20.5 million in the second quarter of 2001 from $18.1 million in the comparable period in 2000. The increase was due to new unit growth, wholesale and franchise revenue increases and an increase in domestic system comparable sales.

  Interest Expense, Net. Interest expense decreased by $2.1 million, or 27.9%, to $5.5 million in the second quarter of 2001 from $7.6 million in the comparable period in 2000. The decrease was primarily due to the full impact of the repurchase of $12.0 million of our senior subordinated notes in the second quarter of 2000, the repurchase of $7.0 million of our senior subordinated notes in the second quarter of 2001, lower interest rates and the pay-down of debt in the second quarter of 2001 primarily with the proceeds from our initial public offering.

  Income Taxes. Our effective tax rate in the second quarter of 2001 was 40.0% compared to an effective tax rate of 42.7% in the comparable period in 2000. Our effective tax rate decreased as a result of increased benefits from our work opportunity jobs tax credit program and the reduced impact nondeductible items have on our effective tax rate as pre-tax income has increased.

  Extraordinary Loss. The extraordinary loss, net of income taxes, in the second quarter of 2001 represents the partial write-off of debt costs and the payment of a premium related to the repurchases of $7.0 million of our senior subordinated notes.

Comparisons of the Twenty-Eight Weeks Ended July 15, 2001 and July 9, 2000

  System-Wide Sales. System-wide sales increased by $108.2 million, or 8.7%, to $1.3 billion in the twenty-eight week period ended July 15, 2001 from $1.2 billion in the comparable period in 2000. Our system-wide sales increase was due primarily to new franchise unit growth, an increase in comparable sales in our domestic markets and coffee wholesale revenue growth. The overall increase was partially offset by comparable sales decreases in our Church's, Popeyes and Cinnabon international markets. In the twenty-eight week period ended July 15, 2001, we and our franchisees opened 121 restaurants, bakeries and cafes domestically, and 81 restaurants, bakeries and cafes in international markets. As of July 15, 2001, there were 3,693 system-wide units open, compared to 3,497 as of July 9, 2000.

 Company-Operated Unit Sales

  Chicken. Company-operated chicken restaurant sales decreased by $22.9 million, or 9.1%, to $228.7 million in the twenty-eight week period ended July 15, 2001 from $251.6 million in the comparable period in 2000. The decrease was primarily due to a reduction in company-operated units. In the third and fourth quarters of fiscal year 2000, we sold a total of 49 company-operated chicken restaurants to franchisees and in the twenty-eight week period ended July 15, 2001 we sold 37 additional units to franchisees. The overall decrease in sales was partially offset by comparable sales increases at both Church's and Popeyes in the twenty-eight week period ended July 15, 2001. As of July 15, 2001, we had 553 company-operated chicken restaurants open, compared to 646 as of July 9, 2000.

  Bakery. Company-operated bakery sales decreased by $0.5 million, or 1.4%, to $35.6 million in the twenty-eight week period ended July 15, 2001 from $36.1 million in the comparable period in 2000. The decrease was due primarily to a net reduction of 21 company-owned bakeries during the twenty-eight week period ended July 15, 2001, compared to the twenty-eight week period ended July 9, 2000. In the third and fourth quarters of fiscal year 2000, we sold 11 company-operated bakeries and in the twenty-eight week period ended July 15, 2001, we sold 12 additional units to franchisees. The overall decrease was partially offset by an increase in comparable sales for the twenty-eight week period ended July 15, 2001. As of July 15, 2001, we had 172 company-operated bakeries open, compared to 193 as of July 9, 2000.

  Cafe. Company-operated cafe sales increased by $0.2 million, or 1.3%, to $14.7 million in the twenty-eight week period ended July 15, 2001 from $14.5 million
in the comparable period in 2000.   The increase in sales was due to an increase
in comparable sales in the twenty-eight week period ended July 15, 2001.    As
of July 15, 2001 we had 72 company-operated cafes open, compared to 73 as of July 9, 2000.

  Wholesale Coffee Sales. Wholesale coffee sales increased by $5.6 million, or 20.0%, to $33.7 million in the twenty-eight week period ended July 15, 2001 from $28.1 million in the comparable period in 2000. The increase was due primarily to growth in the number of points of distribution from our wholesale accounts, despite a decrease in overall wholesale accounts. As of July 15, 2001, we had 4,080 wholesale accounts with 6,900 points of distribution. As of July 9, 2000, we had 4,293 wholesale accounts with 5,900 points of distribution.

 Franchise Royalties and Fees

  Chicken. Chicken franchise royalty revenues increased by $4.5 million, or 11.8%, to $43.0 million in the twenty-eight week period ended July 15, 2001 from $38.5 million in the comparable period in 2000. The increase was due to an increase in domestic franchise comparable sales and new unit growth, partially offset by a decrease in international franchise comparable sales. As of July 15, 2001, we had 2,504 domestic and international franchised chicken restaurants open, compared to 2,325 as of July 9, 2000. Chicken franchise fee revenue increased by $1.3 million, or 40.4%, to $4.7 million in the twenty-eight week period ended July 15, 2001 from $3.4 million in the comparable period in 2000. The increase resulted primarily from the collection of franchise and conversion fees from the sale of 21 of our units located in Mobile, Alabama and Pensacola, Florida to an existing franchisee. Additionally, 76 new domestic franchised chicken restaurants were opened in the twenty-eight week period ended July 15, 2001, compared to 83 in the comparable period in 2000, and 43 new international franchised chicken restaurants were opened in the twenty-eight week period ended July 15, 2001, compared to 36 in the comparable period in 2000.

  Bakery. Bakery franchise royalty revenues increased by $0.8 million, or 31.2%, to $3.4 million in the twenty-eight week period ended July 15, 2001 from $2.6 million in the comparable period in 2000. The increase was due primarily to an increase in domestic franchise comparable sales and new unit growth, offset by a decrease in international franchise comparable sales. As of July 15, 2001, we had 309 domestic and international franchised bakeries open, compared to 219 as of July 9, 2000. Bakery franchise fee revenue increased by $0.9 million, or 196.2%, to $1.3 million in the twenty-eight week period ended July 15, 2001 from $0.4 million in the comparable period in 2000. The increase resulted from the collection of franchise and conversion fees from the sale of seven units to a franchisee in the Detroit, Michigan area and four units to an existing franchisee in Hawaii. In addition, 22 new domestic franchised bakeries were opened in the twenty-eight week period ended July 15, 2001, compared to 15 in the comparable period in 2000, and 21 new international franchised bakeries were opened in twenty-eight week period ended July 15, 2001, compared to 11 in the comparable period in 2000.

  Cafe. Cafe royalty revenue increased by $0.3 million, or 117.6%, to $0.6 million in the twenty-eight week period ended July 15, 2001 from $0.3 million in the comparable period in 2000. The increase was primarily due to new unit growth and an increase in international franchise comparable sales. As of July 15, 2001, we had 83 franchised cafes open, compared to 41 as of July 9, 2000. Cafe franchise fee revenue increased by $0.1 million, or 33.4%, to $0.4 million in the twenty-eight week period ended July 15, 2001 from $0.3 million in the comparable period in 2000. The increase resulted from opening 21 new domestic and international franchised cafes in the twenty-eight week period ended July 15, 2001, compared to 17 in the comparable period in 2000.

 Company-Operated Operating Profit

  Chicken. Company-operated chicken restaurant operating profit decreased by $3.6 million, or 6.9%, to $47.8 million in the twenty-eight week period ended July 15, 2001 from $51.4 million in the comparable period in 2000. The decrease was due primarily to a 93 company-operated unit net decrease and a 7.8% increase in average poultry prices. Company-operated chicken restaurant operating profit as a percentage of company-operated chicken restaurant sales was 20.9% in the twenty-eight week period ended July 15, 2001, compared to 20.4% in the comparable period in 2000. The increase in the operating profit margin in the twenty-eight week period ended July 15, 2001 was due to a decrease in personnel and marketing expenses compared to the comparable period in 2000.

  Bakery. Company-operated bakery operating profit was $5.3 million in both the twenty-eight week periods ended July 15, 2001 and July 9, 2000, as a decrease in company-operated bakeries was offset by an increase in company-operated comparable sales. Company-operated bakery operating profit as a percentage of company-operated bakery sales was 15.0% in the twenty-eight week period ended July 15, 2001, compared to 14.7% in the comparable period in 2000. The increase in the operating profit margin in the twenty-eight week period ended July 15, 2001 was due to a decrease in personnel expenses compared to the comparable period in 2000.

  Cafe. Company-operated cafe operating profit decreased by $0.4 million, or 26.3%, to $1.3 million in the twenty-eight week period ended July 15, 2001 from $1.7 million in the comparable period in 2000. The decrease was primarily due to increased personnel costs compared to the same period in 2000. Company-operated cafe operating profit as a percentage of company-operated cafe sales was 8.6% in the twenty-eight week period ended July 15, 2001, compared to 11.9% in the comparable period in 2000. The decrease in operating profit margin in the twenty-eight week period ended July 15, 2001 was due to an increase in personnel expenses compared to the comparable period in 2000.

  Wholesale Coffee Operating Profit. Wholesale coffee operating profit increased by $1.3 million, or 20.7%, to $7.6 million in the twenty-eight week period ended July 15, 2001 from $6.3 million in the comparable period in 2000. The increase was due primarily to growth in points of distribution. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 22.7% in the twenty-eight week period ended July 15, 2001, compared to 22.6% in the comparable period in 2000. The decrease in operating profit margin in the twenty-eight week period ended July 15, 2001 was mainly due to a change in the sales mix compared to the comparable period in 2000.

  General and Administrative Expenses. General and administrative expenses increased by $1.8 million, or 3.3%, to $57.8 million in the twenty-eight week period ended July 15, 2001 from $56.0 million in the comparable period in 2000. The increase was primarily due to increases in our bakery and coffee segments from operational growth and increases in salaries in our coffee segment as vacant senior management positions were filled throughout fiscal year 2000. The overall increase in expenses was partially offset by a decrease in corporate general and administrative expenses due to incurring severance and relocation charges in the first quarter of 2000 that were not recurring in the twenty-eight week period ended July 15, 2001 and lower compensation expense from stock option activity. General and administrative expenses as a percentage of total revenues were 15.4% in the twenty-eight week period ended July 15, 2001, compared to 14.7% in the comparable period in 2000.

  Depreciation and Amortization. Depreciation and amortization increased by $0.3 million, or 1.5%, to $22.4 million in the twenty-eight week period ended July 15, 2001 from $22.1 million in the comparable period in 2000. The increase was mainly due to added depreciation related to capital additions in the twenty-eight week period ended July 15, 2001, as well as capital additions in the third and fourth quarters of fiscal year 2000. The increase in depreciation and amortization was partially offset by reductions in depreciation expense resulting from the sale of company-operated chicken and bakery units to franchisees. Depreciation and amortization as a percentage of total revenues was 6.0% in the twenty-eight week period ended July 15, 2001, compared to 5.8% in the comparable period in 2000.

  Charges for Restaurant Closings. Charges for restaurant, bakery and cafe closings, other than charges for Pine Tree restaurant closings, of $0.4 million increased by $0.4 million in the twenty-eight week period ended July 15, 2001 compared to the comparable period in 2000. The $0.4 million in charges primarily relate to the closing of two Seattle Coffee cafes.

  Charges for Pine Tree Restaurant Closings. Charges for Pine Tree restaurant closings of $0.7 million in the twenty-eight week period ended July 15, 2001 represents the closing of one Pine Tree restaurant upon expiration of its lease.

  Charges for Asset Write-Offs from Re-imaging. Charges for asset write-offs from re-imaging of $1.4 million in the twenty-eight week period ended July 15, 2001 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged. The re-images primarily involved Church's units. There were no re-image asset write-offs in the comparable period in the prior year.

  Charges for Other Asset Write-Offs. Charges for other asset write-offs of $0.9 million in the twenty-eight week period ended July 15, 2001 resulted from the write-off of equipment at our company-operated chicken restaurants as well as corporate asset write-offs. The $0.4 million in charges for other asset write-offs in the twenty-eight week period ended July 9, 2000 related to write-offs of restaurant equipment at our company-operated chicken restaurants.

  Net (Gain) Loss on Sale of Assets. The net gain on sale of assets of $3.2 million in the twenty-eight week period ended July 15, 2001 was primarily due to the sale of 36 Church's company-operated restaurants and 11 Cinnabon company-operated bakeries to franchisees. The net gain on the sale of fixed assets of $0.2 million in the comparable period in 2000 was mainly due to the sale of seven Church's company-operated restaurants.

  Income from Operations. Excluding charges for restaurant closings, charges for asset write-offs from re-imaging, charges from other asset write-offs and the net gain on sale of assets, income from operations increased by $5.1 million, or 13.4%, to $42.8 million in the twenty-eight week period ended July 15, 2001 from $37.7 million in the comparable period in 2000. The increase was due to new unit growth, wholesale and franchise revenue increases and an increase in domestic system comparable sales.

  Interest Expense, Net. Interest expense decreased by $3.9 million, or 21.3%, to $14.2 million in the twenty-eight week period ended July 15, 2001 from $18.1 million in the comparable period in 2000. The decrease was primarily due to the full impact of the repurchase of $12.0 million of our senior subordinated notes in the second quarter of 2000, the repurchase of $7.0 million of our senior subordinated notes in the second quarter of 2001, lower interest rates and the pay-down of debt in the second quarter of 2001 primarily with the proceeds from our initial public offering.

  Income Taxes. Our effective tax rate in the twenty-eight week period ended July 15, 2001 was 40.0% compared to an effective tax rate of 42.7% in the comparable period in 2000. Our effective tax rate decreased as a result of increased benefits from our work opportunity jobs tax credit program and the reduced impact nondeductible items have on our effective tax rate as pre-tax income has increased.

  Extraordinary Loss. The extraordinary loss, net of income taxes, in the twenty-eight week period ended July 15, 2001 represents the partial write-off of debt costs and the payment of a premium related to the repurchases of $7.0 million of our senior subordinated notes. The extraordinary loss, net of income taxes, in the twenty-eight week period ended July 9, 2000 represents the partial write-off of debt costs and the payment of a net discount related to the repurchases of $17.0 million of our senior subordinated notes.

Liquidity and Capital Resources

  We have financed our business activities primarily with funds generated from operating activities, proceeds from the issuance of our senior subordinated notes, proceeds from the issuance of common stock and borrowings under our bank credit facility.

  Net cash provided by operating activities for the twenty-eight week period ended July 9, 2000 and July 15, 2001 was $32.4 million and $30.4 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of July 9, 2000 and July 15, 2001 was $1.3 million and $2.2 million, respectively. The increase in available cash and cash equivalents, net of bank overdrafts, in 2001 was due primarily to the sales of company-operated restaurants and bakeries near the end of the second quarter of 2001.

  Net cash used in investing activities for the twenty-eight week periods ended July 9, 2000 and July 15, 2001 was $16.5 million and $18.4 million, respectively. In the twenty-eight week period ended July 9, 2000, we invested $22.5 million in property and equipment and $1.3 million in our turnkey development program, which was offset by the receipt of $6.3 million in proceeds from the sale of company-operated and turnkey units. In the twenty-eight week period ended July 15, 2001, we invested $29.7 million in property and equipment and $2.0 million in connection with our turnkey development program, which was offset by the receipt of $13.0 million in proceeds from the sale of company-operated and turnkey units.

  Net cash used in financing activities for the twenty-eight week periods ended July 9, 2000 and July 15, 2001 was $24.5 million and $19.7 million, respectively. In the twenty-eight week period ended July 9, 2000, we paid off $7.4 million under our bank credit facility and repurchased approximately $17.0 million of senior subordinated notes. In the twenty-eight week period ended July 15, 2001, we made principal payments of approximately $60.2 million under our bank credit facility, primarily from the receipt of $46.4 million in net proceeds from our initial public offering and $4.0 million from the exercise of stock options to purchase our common stock shortly after our initial public offering. Additionally, we repurchased $7.0 million of our subordinated notes.

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

  During the twenty-eight weeks ended July 9, 2000, we invested $22.5 million in various capital projects, including $4.2 million in new restaurant, bakery and cafe locations; $4.7 million in our re-imaging and renovation program; $2.0 million in our Seattle Coffee wholesale operations; $1.8 million in new management information systems; $8.1 million in other capital assets to update, replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $1.7 million to complete other corporate projects.

  During the twenty-eight weeks ended July 15, 2001, we invested $29.7 million in various capital projects, including $5.2 million in new restaurant, bakery and cafe locations; $12.3 million in our re-imaging program; $1.8 million in our Seattle Coffee wholesale operations; $7.1 million in other capital assets to maintain, replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $3.3 million to complete other corporate projects.

  Substantially all of our capital expenditures have been financed using cash provided from normal operating activities, proceeds from the sale of our company-operated units and borrowings under our bank credit facility.

  For the fiscal year ending December 30, 2001, we plan to invest approximately $43.0 million in capital expenditures using cash from operations and our bank credit facility and an additional $7.0 million using a portion of the proceeds from the sale of our company-operated units to franchisees. We estimate $23.9 million will be used for new unit locations, growth initiatives and re-imaging existing restaurants, bakeries and cafes; $7.3 million will be used in our Seattle Coffee wholesale, production and distribution operations; $11.0 million will be used for maintaining, replacing and extending the lives of restaurant, bakery and cafe equipment and facilities; and the remaining $7.8 million will be used to complete other corporate projects.

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

  Based upon our current level of operations and anticipated growth, we believe that available cash provided from operating activities, together with the proceeds from the exercise of stock options, available borrowings under our bank credit facility and proceeds obtained from the sale of company-operated restaurants, bakeries and cafes to franchisees, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments under our senior subordinated notes and our bank credit facility through June 2002.

Long Term Debt

  During the twenty-eight week period ended July 15, 2001, our bank credit facility was amended in connection with our initial public offering. The amendment provides that amounts that remain available for borrowing, or that have been repaid or prepaid under the acquisition facility, may be borrowed or re-borrowed for potential acquisitions, as well as for expenditures required for our re-imaging program and general corporate purposes, through June 30, 2002. In addition, all amounts outstanding under the acquisition facility as well as any amounts outstanding under the revolving loan component of the bank credit facility, will be due in full, without installments, on June 30, 2002. Within six to nine months from this filing, we intend to discuss further amendments the bank credit facility with our lenders, which would include refinancing and extending the maturity date of the acquisition facility and revolving credit loan.

  During the second quarter 2001, we repurchased $7.0 million of our senior subordinated notes at a premium using our bank credit facility to fund the repurchase.

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

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The statement changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of the statement, which for the company will be January 2002, amortization of current goodwill and certain other intangibles will cease. The company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet made a determination of the impact adoption will have on the consolidated financial statements.

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

   Interest Rate Risk. Our net exposure to interest rate risk relates to our senior subordinated notes and borrowings under our bank credit facility. Our senior subordinated notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under our senior subordinated notes as of July 15, 2001 was $143.0 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively.
As of July 15, 2001, the fair value of our senior subordinated notes was approximately $7.2 million higher than the carrying amount. Our bank credit facility borrowings bear interest at rates that are benchmarked to U.S. and European short-term floating-rate interest rates. The balances outstanding under our bank credit facility as of July 15, 2001 totaled $103.4 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our bank credit facility would be approximately $1.0 million. This assumes no change in the amount or composition of the debt at July 15, 2001.

   Chicken Market Risk. We entered into two types of chicken purchasing contracts with our suppliers in 1999 and 2000. One is a grain-based "cost-plus" pricing arrangement that is based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs for 8-piece chicken. The cost of extra dark meat is fixed across ranges of the Georgia whole bird market that are adjusted in a "stair-step" fashion. The other method is a market-based formula contract based on the Georgia whole bird market value, under which we pay market plus a premium for the cut specifications for our restaurants. The market-priced formula contracts are subject to a "ceiling", or highest price, and a "floor", or lowest price, that we will pay over the contract term. Both contracts have terms ranging from two to three years with provisions for certain annual price adjustments as defined in the contracts. In fiscal year 2001, we intend to increase our purchases under such cost-plus contracts, and reduce purchases under the market-based contracts in order to further reduce our exposure to rising chicken prices should they occur.

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

                           PART 2. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         Through July 15, 2001, we have incurred the following expenses in connection with our initial public offering:

    Underwriting discounts and commissions paid by us...   $3,732,230
    Other expenses (accounting, legal, printing, etc.)..    3,233,484
                                                           ----------
              Total expenses............................   $6,965,714
                                                           ==========


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 11.*  Statement Regarding Composition of Per Share
                             Earnings
_____________________

* Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in Note 3 to the condensed consolidated financial statements in this report.

         (b)  Current Reports on Form 8-K

              We filed a Current Report on Form 8-K dated May 17, 2001 under
              Item 5, Other Events and Regulation FD disclosure to report the appointment of new members to AFC's board of directors.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AFC Enterprises, Inc.


Date: August 13, 2001               By:   /s/ Gerald J. Wilkins
                                          ---------------------
                                            Gerald J. Wilkins
                                         Chief Financial Officer
                                      (Duly Authorized Officer and
                                    Principal Financial and Accounting
                                                 Officer)