Form 10-Q
period 2001-10-07
AFC ENTERPRISES INC
filed 2001-11-14
CIK 1041379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 7, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

                                      Yes X   No ___
                                         ---


As of November 4, 2001, there were 30,367,221 shares of the registrant's common stock, par value $.01 per share, outstanding.

                              AFC ENTERPRISES, INC.
                                      INDEX

PART 1  FINANCIAL INFORMATION                                               Page
                                                                            ----
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Operations - For the
          Twelve and Forty-Week Periods Ended October 1, 2000
          and October 7, 2001..............................................    3

        Condensed Consolidated Balance Sheets - December 31, 2000 and
          October 7, 2001..................................................    4

        Condensed Consolidated Statements of Cash Flows - For the
          Forty-Week Periods Ended October 1, 2000 and
          October 7, 2001..................................................    5

        Notes to Condensed Consolidated Financial Statements...............    6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   11

PART 2  OTHER INFORMATION

Item 2. Changes in securities and use of proceeds..........................   31

Item 6. Exhibits and Reports on Form 8-K...................................   31

                     (a) Exhibits..........................................   31

                     (b) Current Reports on Form 8-K.......................   31

SIGNATURE..................................................................   31

                         PART 1. - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                     AFC Enterprises, Inc. and subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                    12 Weeks Ended             40 Weeks Ended
                                                                                ----------------------    ----------------------
                                                                                 10/1/00      10/7/01      10/1/00      10/7/01
------------------------------------------------------------------------------------------------------    ----------------------
Revenues:
  Restaurant sales ..........................................................   $ 126,096    $ 115,509    $ 428,194    $ 394,402
  Franchise revenues ........................................................      21,219       24,914       66,697       78,366
  Wholesale revenues ........................................................      12,980       14,396       41,060       48,086
  Other revenues ............................................................       2,660        3,606        8,207       11,107
                                                                                ---------    ---------    ---------    ---------
    Total revenues ..........................................................     162,955      158,425      544,158      531,961
                                                                                ---------    ---------    ---------    ---------

Costs and expenses:
  Restaurant cost of sales ..................................................      34,951       33,659      123,115      115,304
  Restaurant operating expenses .............................................      67,353       59,443      222,864      202,247
  Wholesale cost of sales ...................................................       6,395        7,075       19,942       23,451
  Wholesale operating expenses ..............................................       3,789        4,230       11,976       13,883
  General and administrative ................................................      20,326       24,665       76,296       82,503
  Depreciation and amortization .............................................       9,663        9,491       31,770       31,930
  Charges for other restaurant closings, excluding
     Pine Tree ..............................................................         928          122          928          516
  Charges for Pine Tree restaurant closings .................................          --          600           --        1,278
  Charges for asset write-offs from re-imaging ..............................          --        1,793           --        3,190
  Charges for other asset write-offs ........................................          40          355          465        1,256
  Net (gain) on sale of assets ..............................................        (915)      (2,874)      (1,086)      (6,054)
                                                                                ---------    ---------    ---------    ---------
    Total costs and expenses ................................................     142,530      138,559      486,270      469,504
                                                                                ---------    ---------    ---------    ---------

Income from continuing
   operations ...............................................................      20,425       19,866       57,888       62,457

Other expenses:
  Interest, net .............................................................       7,589        4,918       25,691       19,158
                                                                                ---------    ---------    ---------    ---------
Net income from continuing
   operations before income taxes ...........................................      12,836       14,948       32,197       43,299

  Income tax expense ........................................................       5,482        5,828       13,748       17,168
                                                                                ---------    ---------    ---------    ---------
Net income from continuing
   operations ...............................................................       7,354        9,120       18,449       26,131

Extraordinary loss on early extinguishment
    of debt, net of income taxes ............................................          --         (693)        (204)      (1,000)

Loss from discontinued operations of
   Ultrafryer, net of income taxes ..........................................          (4)          --          (52)          --
                                                                                ---------    ---------    ---------    ---------
Net income ..................................................................   $   7,350    $   8,427    $  18,193    $  25,131
                                                                                =========    =========    =========    =========
Basic earnings per common share:
   Net income from continuing operations ....................................   $    0.28    $    0.30    $    0.70    $    0.89
   Net extraordinary loss on early extinguishment
      of debt ...............................................................          --        (0.02)       (0.01)       (0.03)
   Net income (loss) from discontinued operations ...........................          --           --           --           --
                                                                                ---------    ---------    ---------    ---------
   Net income ...............................................................   $    0.28    $    0.28    $    0.69    $    0.86
                                                                                =========    =========    =========    =========
Diluted earnings per common share:
   Net income from continuing operations ....................................   $    0.26    $    0.29    $    0.65    $    0.84
   Net extraordinary loss on early extinguishment
      of debt ...............................................................          --        (0.02)       (0.01)       (0.03)
   Net income (loss) from discontinued operations ...........................          --           --           --           --
                                                                                ---------    ---------    ---------    ---------
   Net income ...............................................................   $    0.26    $    0.27    $    0.64    $    0.81
                                                                                =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.
================================================================================

                     AFC Enterprises, Inc. and subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                            12/31/00     10/7/01
------------------------------------------------------------------------------------------------------------------
                                                                                                       (Unaudited)
Assets:
Current assets:
      Cash and cash equivalents ........................................................   $  23,615    $  13,119
      Accounts and notes receivable, net of allowance
         for doubtful accounts of $1,077 in 2000 and $1,777 in 2001 ....................      16,796       21,083
      Prepaid income taxes..............................................................          --        3,874
      Inventories ......................................................................      14,838       17,646
      Deferred income taxes ............................................................       1,044        1,395
      Prepaid expenses and other .......................................................       2,546        5,027
                                                                                            ---------    ---------
                  Total current assets .................................................      58,839       62,144
                                                                                            ---------    ---------
Long-term assets:
      Notes receivable, net of allowance for doubtful
        accounts of $182 in 2000 and $176 in 2001 ......................................       7,292        7,429
      Deferred income taxes ............................................................       1,728        4,997
      Property and equipment, net of accumulated depreciation and
         amortization of $148,263 in 2000 and $158,675 in 2001 .........................     266,464      262,351
      Assets under contractual agreement, net ..........................................       7,638        7,323
      Other assets .....................................................................      13,281       14,936
      Intangible assets, net of accumulated amortization
         of $55,957 in 2000 and $62,874 in 2001 ........................................     184,207      177,430
                                                                                            ---------    ---------
                  Total long-term assets ...............................................     480,610      474,466
                                                                                            ---------    ---------
                     Total assets ......................................................   $ 539,449    $ 536,610
                                                                                            =========    =========
Liabilities and Shareholders' Equity:
Current liabilities:
      Accounts payable .................................................................   $  24,155    $  15,666
      Bank overdrafts ..................................................................      19,415       12,752
      Current portion of long-term debt and capital
            lease obligations ..........................................................      10,183       23,944
      Current portion of acquisition facility ..........................................       9,300       37,000
      Short-term borrowings ............................................................          --        8,633
      Income taxes payable .............................................................       2,979        3,011
      Accrued expenses and other .......................................................      22,060       22,982
                                                                                            ---------    ---------
                  Total current liabilities ............................................      88,092      123,988
                                                                                            ---------    ---------
Long-term liabilities:
      Long-term debt, net of current portion ...........................................      88,800       45,662
      10.25% senior subordinated notes .................................................     150,000      126,885
      Capital lease obligations, net of current portion ................................       2,149        1,695
      Acquisition facility, net of current portion .....................................      52,700           --
      Other liabilities ................................................................      28,141       27,541
                                                                                            ---------    ---------
                  Total long-term liabilities ..........................................     321,790      201,783
                                                                                            ---------    ---------
                     Total liabilities .................................................     409,882      325,771
                                                                                            ---------    ---------
Shareholders' equity:
      Common stock .....................................................................         263          304
      Capital in excess of par value ...................................................     155,525      211,349
      Notes receivable - officers including accrued interest ...........................      (7,670)      (7,525)
      Treasury stock, at cost ..........................................................        (131)          --
      Accumulated retained earnings (deficit) ..........................................     (18,420)       6,711
                                                                                            ---------    ---------
                  Total shareholders' equity ...........................................     129,567      210,839
                                                                                            ---------    ---------
                     Total liabilities and shareholders' equity ........................   $ 539,449    $ 536,610
                                                                                            =========    =========

See accompanying notes to condensed consolidated financial statements.
==================================================================================================================

                 AFC Enterprises, Inc. and subsidiaries
             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                             (In thousands)

                                                                                40 Weeks Ended
                                                                            ----------------------
                                                                             10/1/00     10/7/01
--------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:

  Net income ............................................................   $ 18,193      $ 25,131
                                                                            --------      --------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization .......................................     31,854        31,930
    Extraordinary loss on early extinguishment of debt ..................        356         1,657
    Deferred tax expense (benefit)  .....................................      7,866        (3,619)
    Compensation expense from stock options .............................      1,121           227
    Other ...............................................................      2,640         2,049
    (Increase) decrease in operating assets .............................         29       (18,073)
    (Decrease) in operating liabilities .................................    (12,435)         (152)
                                                                            --------      --------
        Total adjustments ...............................................     31,431        14,019
                                                                            --------      --------
  Net cash provided by operating activities .............................     49,624        39,150
                                                                            --------      --------
Cash flows provided by (used in) investing activities:

  Proceeds from disposition of property and equipment ...................      6,419        20,011
  Investment in property and equipment ..................................    (35,115)      (43,317)
  Proceeds from sale of turnkey development .............................      3,610         1,229
  Investments in turnkey development ....................................     (2,370)       (3,133)
  Proceeds from sales of discontinued operations ........................        550            --
  Notes receivable additions ............................................         --          (127)
  Payments received on notes ............................................        594           509
                                                                            --------      --------
  Net cash used in investing activities .................................    (26,312)      (24,828)
                                                                            --------      --------
Cash flows provided by (used in) financing activities:

  Principal payments of long-term debt, net .............................    (10,035)      (27,857)
  Payments under acquisition facility, net ..............................         --       (25,000)
  Borrowings under short-term revolver, net .............................      6,758         8,633
  Principal payments for capital lease obligations ......................     (4,874)       (2,764)
  (Decrease) in bank overdrafts, net ....................................     (5,311)       (6,663)
  Principal payments for senior subordinated notes ......................    (16,980)      (23,115)
  Notes receivable - officers ...........................................       (171)           --
  Notes and interest receivable - officers payments .....................         26           283
  Notes receivable - officers interest additions ........................       (323)         (340)
  Issuance of common stock from IPO, net ................................         --        46,186
  Issuance of common stock from option plans and other ..................         52         5,819
  Treasury stock purchases ..............................................       (213)           --
  Debt issuance costs ...................................................        (57)           --
                                                                            --------      --------
  Net cash used in financing activities .................................    (31,128)      (24,818)
                                                                            --------      --------
  Net decrease in cash and cash equivalents .............................     (7,816)      (10,496)
  Cash and cash equivalents at beginning of the period ..................     22,496        23,615
                                                                            --------      --------
  Cash and cash equivalents at end of the period ........................   $ 14,680      $ 13,119
                                                                            ========      ========
Supplemental Cash Flow Information:

   Cash interest paid, net of capitalized amounts .......................   $ 21,757      $ 15,877
   Cash paid for income taxes, net of refunds ...........................      4,361        20,362

Noncash Investing and Financing Activities:

   Capital lease obligations incurred ...................................   $     12      $     --
   Net (decrease) in property
      and equipment accruals ............................................     (2,730)       (4,555)
   Cancellation of treasury shares ......................................         --           131
   Retirement of officer's notes from cancellation
      of common stock ...................................................         --           297
   Notes receivable additions ...........................................      4,582           460

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

Nature of Operations and Basis of Presentation

         AFC is primarily a multi-concept quick service restaurant company. The Company operates and franchises quick service restaurants, bakeries and cafes under the primary trade names of Popeyes(R) Chicken & Biscuits ("Popeyes"), Church's Chicken(TM) ("Church's"), Seattle's Best Coffee(R) ("SBC"), Torrefazione Italia(R) Coffee ("TI") and Cinnabon(R) ("Cinnabon"). The Company also operates a wholesale coffee business.

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

================================================================================

Securities and Exchange Commission on March 30, 2001 and are incorporated herein by reference.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The statement changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach. Upon adoption of the statement, which for the Company will be the beginning of fiscal year 2002, amortization of current goodwill and certain other intangibles determined by management to have an indefinite life will cease, thereby reducing amortization expense for 2002 by approximately $6.6 million after taxes, or approximately $0.20 per diluted share. The Company plans to complete its impairment analysis during the first quarter of 2002 and will recognize impairment, if any, at that time.

         In June 2001, the FASB also issued SFAS No. 143 "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not anticipate the adoption of SFAS 143 will have a material effect on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends ARB No. 51 "Consolidated Financial Statements". SFAS 144 retains many of the requirements of SFAS 121 and the basic provisions of Opinion 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 furthermore resolves significant implementation issues related to SFAS 121. The provisions of the statement are

================================================================================
effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company does not anticipate the adoption of SFAS 144 will have a material effect on the Company's financial position or results of operations.

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

         Revenues:

                                                    12 Weeks Ended                40 Weeks Ended
                                                10/01/00     10/07/01          10/01/00     10/07/01
                                                --------     --------          --------     --------
                                                    (in thousands)                (in thousands)
         Chicken........................       $   122,299  $   116,354      $   415,767   $  392,829
         Coffee.........................            19,882       21,301           63,121       70,730
         Bakery.........................            18,130       17,295           57,221       57,613
         Corporate......................             2,644        3,475            8,049       10,789
                                                ----------   ----------       ----------    ---------
              Total Revenues............       $   162,955  $   158,425      $   544,158   $  531,961
                                                ==========   ==========       ==========    =========

================================================================================

         Operating Income:

                                                    12 Weeks Ended                40 Weeks Ended
                                                10/01/00     10/07/01          10/01/00     10/07/01
                                                --------     --------          --------     --------
                                                    (in thousands)                (in thousands)
         Chicken ...........................   $    27,795  $    28,884      $    94,231   $   97,343
         Coffee ............................           (91)       1,753            4,351        5,253
         Bakery ............................         2,251        2,928            5,057        6,754
         Corporate .........................           439       (4,165)         (12,553)     (14,550)
                                                ----------   ----------       ----------    ---------
              Total Operating Income .......        30,394       29,400           91,086       94,800

         Adjustments to reconcile
              to income from operations:
         Depreciation and
               amortization ................        (9,663)      (9,491)         (31,770)     (31,930)
         Compensation expense
              related to stock options .....          (253)         (47)          (1,121)        (227)
         Gain (loss) on fixed asset
              and other write-offs .........           (53)           4             (307)        (186)
                                                ----------   ----------       ----------    ---------
              Income from continuing
               operations ..................   $    20,425  $    19,866      $    57,888   $   62,457
                                                ==========   ==========       ==========    =========

         There were no material changes to the Company's total assets by reportable segment as of October 7, 2001 from the amounts disclosed in the Company's consolidated financial statements for the fiscal year ended December 31, 2000.

3. Basic and Diluted Earnings Per Share

         The following represents a reconciliation of the Company's basic and diluted earnings per share as required by SFAS No. 128 "Earnings per Share":

                                              12 Weeks Ended          40 Weeks Ended
                                           10/01/00    10/07/01    10/01/00    10/07/01
                                           --------    --------    --------    --------
                                              (in thousands)          (in thousands)
Net income (loss) from:
     Continuing operations ..........      $  7,354    $  9,120    $ 18,449    $ 26,131
     Extraordinary loss on early
          extinguishment of debt.....            --        (693)       (204)     (1,000)
     Discontinued operations ........            (4)         --         (52)         --
                                           --------    --------    --------    --------
Net income ..........................      $  7,350    $  8,427    $ 18,193    $ 25,131
                                           ========    ========    ========    ========

================================================================================

                                                    12 Weeks Ended                 40 Weeks Ended
                                                10/01/00     10/07/01          10/01/00     10/07/01
                                                --------     --------          --------     --------
                                                    (in thousands)                (in thousands)
Denominator for basic earnings
     per share - weighted
     average shares ........................      26,338       30,207            26,318       29,254
Effect of dilutive securities -
     employee stock options
     and warrants ..........................       2,133        1,710             2,160        1,837
                                                  ------       ------           -------       ------
Denominator for diluted earnings per
     share - weighted average shares
     adjusted for dilutive securities ......      28,471       31,917            28,478       31,091
                                                  ======       ======           =======       ======

4. Early Extinguishment of Debt

         The Company repurchased $16,115,000 and $7,000,000 of Senior Subordinated Notes at a premium during the third quarter and second quarter of 2001, respectively. In fiscal year 2000 the Company repurchased $16,980,000 of Senior Subordinated Notes primarily at a slight discount. The Company funded the 2001 repurchases using proceeds from the sale of company-operated units to franchisees, cash from operations and proceeds from the Company's bank credit facility. The 2000 repurchases were financed with cash from operations.

                                                    12 Weeks Ended                 40 Weeks Ended
                                                10/01/00     10/07/01           10/01/00     10/07/01
                                                --------     --------           --------     --------
                                                    (in thousands)                 (in thousands)
Unamortized debt (cost) ...................     $        -    $   (350)         $   (486)    $   (517)
Net Discount (Premium) ....................              -        (795)              130       (1,140)
                                                 ---------     -------           -------      -------
Extraordinary (loss), before income
     tax effect ...........................              -      (1,145)             (356)      (1,657)
Income tax benefit ........................              -         452               152          657
                                                 ---------     -------           -------      -------
Extraordinary (loss), net of income
     tax effect ...........................     $        -    $   (693)         $   (204)    $ (1,000)
                                                 =========     =======           =======      =======

5. Common Stock

         On March 2, 2001, the Company sold, pursuant to an underwritten public offering, 3,136,328 shares (including 11,328 in over-allotment shares) of its common stock at a price of $17.00 per share and received approximately $46,186,000 in net cash proceeds after deducting underwriting commissions, offering expenses and other associated miscellaneous costs. Following the public offering, the net proceeds were used to repay a portion of the Company's acquisition facility.

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

General

     We operate, develop and franchise quick service restaurants, bakeries and cafes, or QSRs, primarily under the trade names Popeyes(R) Chicken & Biscuits, Church's Chicken(TM), Cinnabon(R), Seattle's Best Coffee(R) and Torrefazione Italia(R) Coffee. As of October 7, 2001, we operated and franchised 3,750 restaurants, bakeries and cafes in 46 states, the District of Columbia, Puerto Rico and 30 foreign countries. We also sell our premium specialty coffees through wholesale and retail distribution channels under our Seattle's Best Coffee and Torrefazione Italia Coffee brands.

Consolidated Results of Operations

     The following table presents selected revenues and expenses as a percentage of total revenues for the company's consolidated statements of operations for the twelve-week and forty-week periods ended October 1, 2000 and October 7, 2001.

                                                       12 Weeks Ended                40 Weeks Ended
                                                 ------------------------       ------------------------
                                                   Oct 1,        Oct 7,          Oct 1,         Oct 7,
                                                   2000            2001           2000           2001
                                                 ---------      ---------       --------       ---------
Revenues:
     Restaurant sales ........................       77.4%          72.9%          78.7%           74.1%
     Franchise revenues ......................       13.0           15.7           12.3            14.7
     Wholesale revenues ......................        8.0            9.1            7.5             9.1
     Other revenues ..........................        1.6            2.3            1.5             2.1
         Total revenues ......................      100.0%         100.0%         100.0%          100.0%

Costs and expenses:
     Restaurant cost of sales (1) ............       27.7%          29.1%          28.8%           29.2%
     Restaurant operating expenses (1) .......       53.4           51.5           52.0            51.3
     Wholesale cost of sales (2) .............       49.3           49.1           48.6            48.8
     Wholesale operating expenses (2) ........       29.2           29.4           29.2            28.9
     General and administrative ..............       12.5           15.6           14.0            15.5
     Depreciation and amortization ...........        5.9            6.0            5.8             6.0
     Charges for other restaurant closings,
         excluding Pine Tree .................        0.6            0.1            0.2             0.1
     Charges for Pine Tree restaurant
         closings ............................          -            0.4              -             0.2
     Charges for asset write-offs from
         re-imaging ..........................          -            1.1              -             0.6
     Charges for other asset write-offs ......          -            0.2            0.1             0.2
     Net (gain) on sale of assets ............       (0.6)          (1.8)          (0.2)           (1.1)
         Total costs and expenses ............       87.5           87.5           89.4            88.3

Income from operations .......................       12.5           12.5           10.6            11.7
Interest expense, net ........................        4.6            3.1            4.7             3.6
Net income from continuing operations
      before taxes ...........................        7.9            9.4            5.9             8.1
Income tax expense ...........................       (3.4)          (3.7)          (2.5)           (3.2)
Net income from continuing operations ........        4.5            5.7            3.4             4.9
Extraordinary loss on early extinguishment
     of debt, net ............................          -           (0.4)             -            (0.2)
Loss on discontinued operations, net (3) .....          -              -              -               -
Net income ...................................        4.5%           5.3%           3.4%            4.7%

(1) Expressed as a percentage of restaurant sales by company-operated restaurants, bakeries and cafes.
(2)  Expressed as a percentage of wholesale revenues.
(3)  Represents the operations of Ultrafryer during fiscal year 2000.

Selected Financial Data

     The following table sets forth certain financial information and other restaurant, bakery and cafe data relating to company-operated and franchised restaurants, bakeries and cafes (as reported to the company by franchisees) for the twelve-week and forty-week periods ended October 1, 2000 and October 7, 2001:

                                                    12 Weeks Ended                              40 Weeks Ended
                                          -----------------------------------         --------------------------------
                                           Oct 1,       Oct 7,     % change            Oct 1,     Oct 7,     % change
                                            2000         2001      2000-2001            2000       2001     2000-2001
                                          --------     ---------  -----------         --------  ---------  -----------
                                                                       (dollars in millions)

EBITDA, as defined (1) .............   $    30.4     $   29.4       (3.3)%         $    91.1    $    94.8        4.1%

EBITDA margin ......................        18.7%        18.6%      (0.1)  pts.         16.7%        17.8%       1.1 pts.

Cash capital expenditures ..........   $    12.6     $   13.6        7.9%          $    35.1    $    43.3       23.4%

Restaurant, bakery and cafe data
 (unaudited):

System-wide sales:
     Popeyes .......................   $   289.9     $  318.3        9.8%          $   931.2    $ 1,014.7        9.0%
     Church's ......................       201.2        211.8        5.3               663.6        694.2        4.6
     Cinnabon ......................        42.5         47.1       10.8               128.1        150.2       17.3
     Seattle Coffee retail .........        12.1         15.7       29.8                34.3         47.6       38.8
     Seattle Coffee wholesale ......        12.8         14.4       12.5                41.1         48.1       17.0
                                       ---------     --------                      ---------    ---------
         Total .....................   $   558.5     $  607.3        8.7%          $ 1,798.3    $ 1,954.8        8.7%
                                       =========     ========                      =========    =========

System-wide unit openings:
     Popeyes .......................          28           47       67.9%                 93          125       34.4%
     Church's ......................          19            9      (52.6)                 76           52      (31.6)
     Cinnabon ......................          16           30       87.5                  42           78       85.7
     Seattle Coffee retail .........          12            9      (25.0)                 31           33        6.5
                                       ---------     --------                      ---------    ---------
         Total .....................          75           95       26.7%                242          288       19.0%
                                       =========     ========                      =========    =========

System-wide units open,
 end of period:
     Popeyes .......................                                                   1,464        1,578        7.8%
     Church's ......................                                                   1,534        1,506       (1.9)
     Cinnabon ......................                                                     421          505       20.0
     Seattle Coffee retail .........                                                     126          161       27.8
                                                                                   ---------    ---------
         Total .....................                                                   3,545        3,750        5.8%
                                                                                   =========    =========

System-wide percentage change in
 comparable unit sales:
     Popeyes domestic ..............         3.1%         5.5%                           3.7%         4.0%
     Church's domestic .............         0.7          4.2                            0.8          1.9
     Cinnabon domestic .............         7.7         (3.9)                           3.5          1.3
     Seattle Coffee domestic .......        (0.4)        (2.8)                           0.0         (0.4)
     Popeyes international .........         2.2         (8.4)                           2.2         (7.6)
     Church's international ........        (0.8)         2.4                           (1.7)        (0.6)
     Cinnabon international ........         9.0        (27.9)                           5.6        (19.5)
     Seattle Coffee international ..         N/A         (2.6)                           N/A          2.6


(1) EBITDA is defined as income from operations plus depreciation and amortization, adjusted for items related to gains/losses on asset dispositions and write-downs and for compensation expense related to stock option activity.

Comparable Sales

         Domestic system-wide comparable sales at Popeyes and Church's increased in the third quarter of 2001. The increase was primarily due to new product introductions, marketing initiatives and the re-imaging of Church's and Popeyes units during the third quarter of 2001 and the forty-week period ended October 7, 2001. Cinnabon domestic system-wide comparable sales decreased in the third quarter of 2001 mainly due to a decrease in sales at airport locations as a result of the negative impact of the September 11th terrorist attacks. Seattle Coffee domestic comparable sales decreased during the third quarter of 2001 mainly due to a decrease in comparable sales in the Seattle market resulting from a slowing economy, and, a decrease in comparable sales at airport locations as a result of the negative impact of the September 11th terrorist attacks.

International franchised Popeyes units' comparable sales decreased 8.4 percent in the third quarter of 2001 compared to the third quarter of 2000, primarily as a result of revenue from units in Korea stabilizing at lower levels after experiencing high single-digit growth in the same period of the prior year. International franchised Church's restaurants recorded a comparable sales increase of 2.4 percent during the third quarter of 2001 primarily due to increased sales in Mexico and Indonesia. International franchised Cinnabon bakeries had a comparable sales decrease of 27.9 percent in the third quarter of 2001 compared to the third quarter of 2000. The decline was primarily the result of lower sales at franchised Cinnabon bakeries located in Japan. In 2000, which was the grand opening year for the three comparable bakeries in Japan, the bakeries averaged over $2 million in annualized sales. In the third quarter of 2001, these bakeries had average annualized sales of approximately $0.9 million. International franchised Seattle's Best Coffee cafes recorded a comparable sales decrease of 2.6 percent during the third quarter of 2001, primarily due to lower comparable sales in the Middle East.

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

     Revenues from Franchising. We earn franchise revenues through franchise agreements, domestic development agreements and international development agreements. Our standard franchise agreement provides for the payment of a royalty fee based on the net restaurant sales of franchisees. We therefore benefit from increases in franchised restaurant sales. The royalty percentages vary by franchisee, depending on the franchise agreement and the related brand, with an average royalty of 4.5% for the forty weeks ended October 7, 2001. We record royalties as revenues when sales occur at franchised units. In addition, we record development fees under domestic and international development agreements, and fees for the purchase of a franchise, as deferred revenues when received. We recognize these fees as revenue when the restaurants for which these fees were paid are opened and all material services or conditions relating to the fees have been substantially performed or satisfied by us. As of October 7, 2001, prepaid development and franchise fees are included on our balance sheet as other liabilities.

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

     Wholesale Operating Expenses. Our wholesale operating expenses consist of personnel expenses, occupancy expenses and other operating expenses incurred in connection with our wholesale coffee operations.

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

Comparisons of the Twelve Weeks Ended October 7, 2001 and October 1, 2000

     System-Wide Sales. System-wide sales increased by $48.8 million, or 8.7%, to $607.3 million in the third quarter of 2001 from $558.5 million in the comparable period in 2000. Our system-wide sales increase was due primarily to new franchise unit growth, an increase in comparable sales in our domestic markets and coffee wholesale revenue growth. The overall increase was partially offset by comparable sales decreases in our international markets. In the third quarter of 2001, we and our franchisees opened 51 restaurants, bakeries and cafes domestically, and 44 restaurants, bakeries and cafes in international markets. As of October 7, 2001, there were 3,750 system-wide units open, compared to 3,545 as of October 1, 2000.

   Company-Operated Unit Sales

     Chicken. Company-operated chicken restaurant sales decreased by $8.1 million, or 7.9%, to $94.9 million in the third quarter of 2001 from $103.0 million in the comparable period in 2000. The decrease was primarily due to a reduction in the number of company-operated units. In the fourth quarter of 2000, we sold a total of 42 company-operated chicken restaurants to franchisees and in the forty-week period ended October 7, 2001, we sold 50 additional units to franchisees. The overall decrease in sales was partially offset by comparable sales increases at both Church's and Popeyes in the third quarter of 2001. As of October 7, 2001, we had 538 company-operated chicken restaurants open, compared to 642 as of October 1, 2000.

     Bakery. Company-operated bakery sales decreased by $2.3 million, or 13.8%, to $14.3 million in the third quarter of 2001 from $16.6 million in the comparable period in 2000. The decrease was due primarily to a reduction in the number of company-operated units. In the fourth quarter of fiscal year 2000, we sold eight company-operated bakeries and in the forty-week period ended October 7, 2001, we sold 22 additional units to franchisees. As of October 7, 2001, we had 163 company-operated bakeries open, compared to 193 as of October 1, 2000.

     Cafe. Company-operated cafe sales decreased by $0.1 million, or 2.7%, to $6.4 million in the third quarter of 2001 from $6.5 million in the comparable period in 2000. The decrease in sales was primarily due to a decrease in comparable sales in the third quarter of 2001 and a reduction of units. As of October 7, 2001, we had 71 company-operated cafes open, compared to 73 as of October 1, 2000.

     Wholesale Coffee Sales. Wholesale coffee sales increased by $1.4 million, or 10.9%, to $14.4 million in the third quarter of 2001 from $13.0 million in the comparable period in 2000. The increase was due primarily to growth in the number of points of distribution from our wholesale accounts, despite a decrease in overall wholesale accounts. As of October 7, 2001, we had 4,176 wholesale accounts with approximately 7,100 points of distribution. As of October 1, 2000, we had 4,368 wholesale accounts with approximately 6,300 points of distribution.

   Franchise Royalties and Fees

     Chicken. Chicken franchise royalty revenues increased by $2.6 million, or 14.9%, to $19.9 million in the third quarter of 2001 from $17.3 million in the comparable period in 2000. The increase was due to an increase in domestic franchise comparable sales and new unit growth, partially offset by a decrease in Popeyes international franchise comparable sales. As of October 7, 2001, we had 2,546 domestic and international franchised chicken restaurants open, compared to 2,356 as of October 1, 2000. Chicken franchise fee revenue decreased by $0.2 million, or 10.0%, to $1.8 million in the third quarter of 2001 from $2.0 million in the comparable period in 2000. The decrease resulted primarily from the collection of $0.5 million in non-recurring transfer and extension fees in the third quarter of 2000.

     Bakery. Bakery franchise royalty revenues increased by $0.2 million, or 20.0%, to $1.6 million in the third quarter of 2001 from $1.4 million in the comparable period in 2000. The increase was due primarily to new unit growth, partially offset by a decrease in domestic and international franchise comparable sales. As of October 7, 2001, we had 342 domestic and international franchised bakeries open, compared to 228 as of October 1, 2000. Bakery franchise fee revenue increased by $0.9 million, or 425.9%, to $1.1 million in the third quarter of 2001 from $0.2 million in the comparable period in 2000. The increase resulted from the collection of franchise and conversion fees from the sale of units to franchisees in the third quarter of 2001. In addition, 12 new domestic franchised bakeries were opened in the third quarter of 2001, compared to six in the comparable period in 2000, and 16 new international franchised bakeries were opened in the third quarter of 2001, compared to eight in the comparable period in 2000.

     Cafe. Cafe franchise royalty revenues increased by $0.1 million, or 87.1%, to $0.3 million in the third quarter of 2001 from $0.2 million in the comparable period in 2000. The increase was primarily due to new unit growth, partially offset by a decrease in domestic and international franchise comparable sales. As of October 7, 2001, we had 90 franchised cafes open, compared to 53 as of October 1, 2000. Cafe franchise fee revenue was $0.2 million in both the third quarter of 2001 and the comparable period in 2000.

   Company-Operated Operating Profit

     Chicken. Company-operated chicken restaurant operating profit decreased by $0.7 million, or 3.4%, to $19.3 million in the third quarter of 2001 from $20.0 million in the comparable period in 2000. The decrease was due primarily to a 104 company-operated unit net decrease resulting from the sale of company-operated units to franchisees and an 8.3% increase in average poultry prices, offset partially by an increase in company-operated comparable sales. Company-operated chicken restaurant operating profit as a percentage of company-operated chicken restaurant sales was 20.3% in the third quarter of 2001, compared to 19.4% in the comparable period in 2000. The increase in the operating profit margin in the third quarter of 2001 was due to a decrease in personnel and marketing expenses compared to the comparable period in 2000 and the sale of 50 company-operated units to franchisees in the forty-week period ended October 7, 2001.

     Bakery. Company-operated bakery operating profit decreased by $0.5 million, or 17.0%, to $2.4 million in the third quarter of 2001 from $2.9 million in the comparable period in 2000. The decrease was due primarily to a 30 company-operated unit net decrease resulting from the sale of company-operated units to franchisees. Company-operated bakery operating profit as a percentage of company-operated bakery sales was 17.1% in the third quarter of 2001, compared to 17.8% in the comparable period in 2000.

The decrease in operating profit margin in the third quarter of 2001 was mainly due to higher food costs compared to the comparable period in 2000.

     Cafe. Company-operated cafe operating profit decreased by $0.2 million, or 20.1%, to $0.7 million in the third quarter of 2001 from $0.9 million in the comparable period in 2000. The decrease was primarily due to increased personnel costs compared to the comparable period in 2000. Company-operated cafe operating profit as a percentage of company-operated cafe sales was 11.1% in the third quarter of 2001, compared to 13.5% in the comparable period in 2000. The decrease in operating profit margin in the third quarter of 2001 was due to an increase in shipping costs and an increase in personnel expenses compared to the comparable period in 2000.

     Wholesale Coffee Operating Profit. Wholesale coffee operating profit increased by $0.3 million, or 11.2%, to $3.1 million in the third quarter of 2001 from $2.8 million in the comparable period in 2000. The increase was due primarily to sales growth from increased points of distribution. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 21.6% in the third quarter of 2001, compared to 21.5% in the comparable period in 2000.

     General and Administrative Expenses. General and administrative expenses increased by $4.4 million, or 21.4%, to $24.7 million in the third quarter of 2001 from $20.3 million in the comparable period in 2000. The increase in general and administrative expenses in the third quarter was due primarily to a favorable, non-recurring elimination of an environmental reserve of $4.4 million in the third quarter of 2000, which was partially offset by a $2.8 million one-time, non-recurring restructuring charge in our coffee segment. General and administrative expenses as a percentage of total revenues were 15.6% in the third quarter of 2001, compared to 12.5% in the comparable period in 2000. Exclusive of the one-time, non-recurring items in the third quarter of 2000, general and administrative expenses as a percentage of total revenues were 15.6% and 13.5% in the third quarter of 2001 and 2000, respectively.

     Depreciation and Amortization. Depreciation and amortization decreased by $0.2 million, or 1.8%, to $9.5 million in the third quarter of 2001 from $9.7 million in the comparable period in 2000. The decrease was mainly due to reductions in depreciation expense resulting from the sale of company-operated chicken and bakery units to franchisees, which was partially offset by added depreciation related to capital additions in 2001 and capital additions in the fourth quarter of fiscal year 2000. Depreciation and amortization as a percentage of total revenues was 6.0% in the third quarter of 2001, compared to 5.9% in the comparable period in 2000.

     Charges for Pine Tree Restaurant Closings. Charges for Pine Tree restaurant closings of $0.6 million in the third quarter of 2001 consisted of additional lease costs for previously closed Pine Tree locations.

     Charges for Asset Write-Offs from Re-imaging. Charges for asset write-offs from re-imaging of $1.8 million in the third quarter of 2001 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged. These re-images primarily involved Church's and Cinnabon units. There were no re-image asset write-offs in the comparable period in the prior year.

     Charges for Other Asset Write-Offs. Charges for other asset write-offs of $0.4 million in the third quarter of 2001 resulted from the write-off of equipment at our company-operated chicken restaurants, as well as corporate asset write-offs. Charges for other asset write-offs in the third quarter of 2000 were immaterial.

     Net (Gain) on Sale of Assets. The net gain on sale of assets of $2.9 million in the third quarter of 2001 was primarily due to the sale of 13 Church's company-operated restaurants to franchisees and 10 Cinnabon company-operated bakeries to franchisees. The net gain on sale of assets of $0.9 million in the third quarter of 2000 was primarily due to the sale of four Church's company-operated restaurants to franchisees.

     Income from Continuing Operations. Excluding charges for restaurant closings, charges for asset write-offs from re-imaging, charges for other asset write-offs and the net gain on sale of assets, income from continuing operations decreased by $0.6 million, or 3.0%, to $19.9 million in the third quarter of 2001 from $20.5 million in the comparable period in 2000. The decrease was due to a 136 net company-operated unit decrease as of October 7, 2001 compared to October 1, 2000 partially offset by franchise and wholesale revenue increases. Excluding one-time, non-recurring items (consisting of elimination of a $4.4 million environmental reserve net of the $2.8 million Seattle Coffee restructuring charges) in the third quarter of 2000, income from continuing operations increased by $1.0 million, or 5.2% in the third quarter of 2001.

     Interest Expense, Net. Interest expense decreased by $2.7 million, or 35.2%, to $4.9 million in the third quarter of 2001 from $7.6 million in the comparable period in 2000. The decrease was primarily due to lower interest rates and the pay-down of debt in 2001.

     Income Taxes. Our effective tax rate in the third quarter of 2001 was 39.0% compared to an effective tax rate of 42.7% in the comparable period in 2000. Our effective tax rate decreased as a result of increased benefits from our work opportunity jobs tax credit program and the reduced impact nondeductible items have had on our effective tax rate as pre-tax income has increased.

     Extraordinary Loss. The extraordinary loss, net of income taxes, of $0.7 million in the third quarter of 2001 represents the partial write-off of debt costs and the payment of a premium related to the repurchases of $16.1 million of our senior subordinated notes.

Comparisons of the Forty Weeks Ended October 7, 2001 and October 1, 2000

     System-Wide Sales. System-wide sales increased by $100.0 million, or 7.7%, to $1.9 billion in the forty-week period ended October 7, 2001 from $1.8 billion in the comparable period in 2000. Our system-wide sales increase was due primarily to new franchise unit growth, an increase in comparable sales in our domestic markets and coffee wholesale revenue growth. The overall increase was partially offset by comparable sales decreases in our Church's, Popeyes and Cinnabon international markets. In the forty-week period ended October 7, 2001, we and our franchisees opened 166 restaurants, bakeries and cafes domestically, and 122 restaurants, bakeries and cafes in international markets. As of October 7, 2001, there were 3,750 system-wide units open, compared to 3,545 as of October 1, 2000.

   Company-Operated Unit Sales

     Chicken. Company-operated chicken restaurant sales decreased by $31.1 million, or 8.8%, to $323.5 million in the forty-week period ended October 7, 2001 from $354.6 million in the comparable period in 2000. The decrease was primarily due to a net reduction of 104 company-operated units. In the fourth quarter of 2000, we sold a total of 42 company-operated chicken restaurants to franchisees and in the forty-week period ended October 7, 2001 we sold 50 additional units to franchisees. The overall decrease in sales was partially offset by comparable sales increases at both Church's and Popeyes in the forty-week period ended October 7, 2001. As of October 7, 2001, we had 538 company-operated chicken restaurants open, compared to 642 as of October 1, 2000.

     Bakery. Company-operated bakery sales decreased by $2.7 million, or 5.3%, to $49.9 million in the forty-week period ended October 7, 2001 from $52.6 million in the comparable period in 2000. The decrease was due primarily to a net reduction of 30 company-operated bakeries as of October 7, 2001, compared to the number of bakeries as of October 1, 2000. In the fourth quarter of fiscal year 2000, we sold eight company-operated bakeries and in the forty-week period ended October 7, 2001, we sold 22 additional units to franchisees. The overall decrease was partially offset by an increase in comparable sales for the forty-week period ended October 7, 2001. As of October 7, 2001, we had 163 company-operated bakeries open, compared to 193 as of October 1, 2000.

     Cafe. Company-operated cafe sales were $21.0 million in both the forty-week period ended October 7, 2001 and October 1, 2000. Comparable sales in forty-week period ended October 7, 2001 remained the same compared to the prior period in 2000 and the number of open units decreased by two cafes. As of October 7, 2001 we had 71 company-operated cafes open, compared to 73 as of October 1, 2000.

     Wholesale Coffee Sales. Wholesale coffee sales increased by $7.0 million, or 17.1%, to $48.1 million in the forty-week period ended October 7, 2001 from $41.1 million in the comparable period in 2000. The increase was due primarily to growth in the number of points of distribution from our wholesale accounts, despite a decrease in overall wholesale accounts. As of October 7, 2001, we had 4,176 wholesale accounts with approximately 7,100 points of distribution. As of October 1, 2000, we had 4,368 wholesale accounts with approximately 6,300 points of distribution.

   Franchise Royalties and Fees

     Chicken. Chicken franchise royalty revenues increased by $7.1 million, or 12.7%, to $62.9 million in the forty-week period ended October 7, 2001 from $55.8 million in the comparable period in 2000. The increase was due to an increase in domestic franchise comparable sales and new unit growth, partially offset by a decrease in international franchise comparable sales. As of October 7, 2001, we had 2,546 domestic and international franchised chicken restaurants open, compared to 2,356 as of October 1, 2000. Chicken franchise fee revenue increased by $1.2 million, or 21.5%, to $6.5 million in the forty-week period ended October 7, 2001 from $5.3 million in the comparable period in 2000. The increase resulted primarily from the collection of franchise and conversion fees from the sale of 50 of our units to existing and new franchisees during the forty weeks ended October 7, 2001. Additionally, 108 new domestic franchised chicken restaurants were opened in the forty-week period ended October 7, 2001, compared to 115 in the comparable period in 2000, and 66 new international franchised chicken restaurants were opened in the forty-week period ended October 7, 2001, compared to 50 in the comparable period in 2000.

     Bakery. Bakery franchise royalty revenues increased by $1.1 million, or 27.3%, to $5.0 million in the forty-week period ended October 7, 2001 from $3.9 million in the comparable period in 2000. The increase was due primarily to new unit growth, offset by a decrease in domestic and international franchise comparable sales. As of October 7, 2001, we had 342 domestic and international franchised bakeries open, compared to 228 as of October 1, 2000. Bakery franchise fee revenue increased by $1.7 million, or 269.9%, to $2.4 million in the forty-week period ended October 7, 2001 from $0.7 million in the comparable period in 2000. The increase resulted from the collection of franchise and conversion fees from the sale of 22 units to existing and new franchisees during the forty weeks ended October 7, 2001. In addition, 34 new domestic franchised bakeries were opened in the forty-week period ended October 7, 2001, compared to 21 in the comparable period in 2000, and 37 new international franchised bakeries were opened in forty-week period ended October 7, 2001, compared to 19 in the comparable period in 2000.

     Cafe. Cafe franchise royalty revenues increased by $0.5 million, or 106.5%, to $0.9 million in the forty-week period ended October 7, 2001 from $0.4 million in the comparable period in 2000. The increase was primarily due to new unit growth and an increase in international franchise comparable sales partially offset by a decrease in domestic franchise comparable sales. As of October 7, 2001, we had 90 franchised cafes open, compared to 53 as of October 1, 2000. Cafe franchise fee revenue increased by $0.1 million, or 20.3%, to $0.6 million in the forty-week period ended October 7, 2001 from $0.5 million in the comparable period in 2000. Although the number of openings during the forty-weeks ended October 7, 2001 and October 1, 2000 were nearly identical, the increase in franchise fee revenue resulted from higher franchise fees collected by Seattle Coffee.

   Company-Operated Operating Profit

     Chicken. Company-operated chicken restaurant operating profit decreased by $4.3 million, or 6.0%, to $67.1 million in the forty-week period ended October 7, 2001 from $71.4 million in the comparable period in 2000. The decrease was due primarily to a 104 company-operated unit net decrease resulting from the sale of company-operated units to franchisees and a 7.8% increase in average poultry prices. Company-operated chicken restaurant operating profit as a percentage of company-operated chicken restaurant sales was 20.7% in the forty-week period ended October 7, 2001, compared to 20.1% in the comparable period in 2000. The increase in the operating profit margin in the forty-week period ended October 7, 2001 was due to a decrease in personnel and marketing expenses compared to the comparable period in 2000 and the sale of 50 company-operated units to franchisees in the forty-week period ended October 7, 2001.

     Bakery. Company-operated bakery operating profit decreased by $0.5 million, or 5.7%, to $7.7 million in the forty-week period ended October 7, 2001 from $8.2 million in the comparable period in 2000. The decrease was due primarily to a 30 company-operated unit net decrease resulting from the sale of company-operated units to franchisees. Company-operated bakery operating profit as a percentage of company-operated bakery sales was 15.6% in both the forty-week periods ended October 7, 2001 and October 1, 2000.

     Cafe. Company-operated cafe operating profit decreased by $0.6 million, or 24.3%, to $2.0 million in the forty-week period ended October 7, 2001 from $2.6 million in the comparable period in 2000. The decrease was primarily due to increased personnel costs compared to the same period in 2000. Company-operated cafe operating profit as a percentage of company-operated cafe sales was 9.4% in the forty-week period ended October 7, 2001, compared to 12.4% in the comparable period in 2000. The decrease in operating profit margin in the forty-week period ended October 7, 2001 was due to an increase in shipping costs and personnel expenses compared to the comparable period in 2000.

     Wholesale Coffee Operating Profit. Wholesale coffee operating profit increased by $1.7 million, or 17.8%, to $10.8 million in the forty-week period ended October 7, 2001 from $9.1 million in the comparable period in 2000. The increase was due primarily to growth in points of distribution. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 22.4% in the forty-week period ended October 7, 2001, compared to 22.3% in the comparable period in 2000.

     General and Administrative Expenses. General and administrative expenses increased by $6.2 million, or 8.1%, to $82.5 million in the forty-week period ended October 7, 2001 from $76.3 million in the comparable period in 2000. The increase was primarily due to increased expenses in our chicken, bakery and coffee segments from operational growth and increases in salaries in our coffee segment as vacant senior management positions were filled throughout fiscal year 2000. In the forty-week period ended October 1, 2000, we recorded a favorable, non-recurring elimination of an environmental reserve of $4.4 million, which was partially offset by a $2.8 million one-time, non-recurring restructuring charge in our coffee segment. General and administrative expenses as a percentage of total revenues were 15.5% in the forty-week period ended October 7, 2001 compared to 14.0% in the comparable period in 2000. Exclusive of the one-time, non-recurring items in the forty-week period ended October 1, 2000, general and administrative expenses as a percentage of total revenues were 15.5% and 14.3% in the forty-week periods ended October 7, 2001 and October 1, 2000, respectively.

     Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 0.5%, to $31.9 million in the forty-week period ended October 7, 2001 from $31.7 million in the comparable period in 2000. The increase was mainly due to added depreciation related to capital additions in the forty-week period ended October 7, 2001, and capital additions in the fourth quarter of fiscal year 2000. The increase in depreciation and amortization was partially offset by reductions in depreciation expense resulting from the sale of company-operated chicken and bakery units to franchisees. Depreciation and amortization as a percentage of total revenues was 6.0% in the forty-week period ended October 7, 2001, compared to 5.8% in the comparable period in 2000.

     Charges for Restaurant Closings. Charges for restaurant, bakery and cafe closings, other than charges for Pine Tree restaurant closings, were $0.5 million in the forty-week period ended October 7, 2001. The charges primarily related to the closing of two Seattle Coffee cafes. The $0.9 million charge in the forty-week period ended October 1, 2000 related to the closing of two Church's units.

     Charges for Pine Tree Restaurant Closings. Charges for Pine Tree restaurant closings of $1.3 million in the forty-week period ended October 7, 2001 represents the closing of one Pine Tree restaurant upon expiration of its lease and additional lease costs related to previously closed Pine Tree units. There were no Pine Tree restaurant closings during the comparable period in the prior year.

     Charges for Asset Write-Offs from Re-imaging. Charges for asset write-offs from re-imaging of $3.2 million in the forty-week period ended October 7, 2001 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged. The re-images primarily involved Church's, Popeyes and Cinnabon units. There were no re-image asset write-offs during the comparable period in the prior year.

     Charges for Other Asset Write-Offs. Charges for other asset write-offs of $1.2 million in the forty-week period ended October 7, 2001 resulted from the write-off of equipment at our company-operated chicken restaurants, as well as corporate asset write-offs. The $0.5 million charge for other asset write-offs in the forty-week period ended October 1, 2000 related to write-offs of restaurant equipment at our company-operated chicken restaurants.

     Net (Gain) on Sale of Assets. The net gain on sale of assets of $6.1 million in the forty-week period ended October 7, 2001 was primarily due to the sale of 49 Church's company-operated restaurants and 22 Cinnabon company-operated bakeries to franchisees. The net gain on the sale of fixed assets of $1.1 million in the comparable period in 2000 was mainly due to the sale of 17 Church's company-operated restaurants to franchisees.

     Income from Continuing Operations. Excluding charges for restaurant closings, charges for asset write-offs from re-imaging, charges from other asset write-offs and the net gain on sale of assets income from continuing operations increased by $4.4 million, or 7.6%, to $62.6 million in the forty-week period ended October 7, 2001 from $58.2 million in the comparable period in 2000. The increase was primarily due to new franchise unit growth, franchise and wholesale revenue increases and an increase in overall domestic system-wide comparable sales partially offset by a 136 net company-operated unit decrease as of October 7, 2001 compared to October 1, 2000. Excluding one-time, non-recuring items (consisting of elimination of $4.4 million environmental reserve net of the $2.8 million Seattle Coffee restructuring charges) in the forty-week period ended October 1, 2000, income from continuing operations increased by $6.0 million, or 10.7%, in the forty-week period ended October 7, 2001.

     Interest Expense, Net. Interest expense decreased by $6.5 million, or 25.4%, to $19.2 million in the forty-week period ended October 7, 2001 from $25.7 million in the comparable period in 2000. The decrease was primarily due to lower interest rates and the pay-down of debt in 2001 .

     Income Taxes. Our effective tax rate in the forty-week period ended October 7, 2001 was 39.7% compared to an effective tax rate of 42.7% in the comparable period in 2000. Our effective tax rate decreased as a result of increased benefits from our work opportunity jobs tax credit program and the reduced impact nondeductible items have had on our effective tax rate as pre-tax income has increased.

     Extraordinary Loss. The extraordinary loss, net of income taxes, of $1.0 million in the forty-week period ended October 7, 2001 represents the partial write-off of debt costs and the payment of a premium related to the repurchases of $23.1 million of our senior subordinated notes. The extraordinary loss, net of income taxes, of $0.2 million in the forty-week period ended October 1, 2000 represents the partial write-off of debt costs and the payment of a net discount related to the repurchases of $17.0 million of our senior subordinated notes.

Liquidity and Capital Resources

     We have financed our business activities primarily with funds generated from operating activities, proceeds from the issuance of our senior subordinated notes, proceeds from the issuance of common stock and borrowings under our bank credit facility.

     Net cash provided by operating activities for the forty-week periods ended October 1, 2000 and October 7, 2001 was $49.6 million and $39.2 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of October 1, 2000 and October 7, 2001 was $0.8 million and $0.4 million, respectively.

     Net cash used in investing activities for the forty-week periods ended October 1, 2000 and October 7, 2001 was $26.3 million and $24.8 million, respectively. In the forty-week period ended October 1, 2000, we invested $35.1 million in property and equipment and $2.4 million in our turnkey development program, which was offset by the receipt of $10.0 million in proceeds from the sale of company-operated and turnkey units. In the forty-week period ended October 7, 2001, we invested $43.3 million in property and equipment and $3.1 million in connection with our turnkey development program, which was offset by the receipt of $21.2 million in proceeds from the sale of company-operated and turnkey units.

     Net cash used in financing activities for the forty-week periods ended October 1, 2000 and October 7, 2001 was $31.1 million and $24.8 million, respectively. In the forty-week period ended October 1, 2000, we paid off $10.0 million under our bank credit facility and repurchased approximately $17.0 million of senior subordinated notes. In the forty-week period ended October 7, 2001, we made principal payments of approximately $52.9 million under our bank credit facility, primarily from the receipt of $46.2 million in net proceeds from our initial public offering and $5.8 million from the exercise of stock options to purchase our common stock. Additionally, we repurchased $23.1 million of our senior subordinated notes.

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

     During the forty weeks ended October 1, 2000, we invested $32.8 million in various capital projects, including $7.4 million in new restaurant, bakery and cafe locations; $10.5 million in our re-imaging and renovation program; $1.6 million in our Seattle Coffee wholesale operations; $9.2 million in other capital assets to update, replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $4.1 million to complete other corporate projects.

     During the forty weeks ended October 7, 2001, we invested $38.8 million in various capital projects, including $6.9 million in new restaurant, bakery and cafe locations; $15.8 million in our re-imaging program; $3.5 million in our Seattle Coffee wholesale, production and distribution operations; $6.6 million in other capital assets to maintain, replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $6.0 million to complete other projects. For the twelve-weeks remaining in our fiscal year ending December 30, 2001, we plan to make approximately $12.9 million of capital expenditures using cash from operations and our bank credit facility. We estimate $1.6 million will be used for our re-imaging program; $1.6 million will be used in our Seattle Coffee wholesale, production and distribution operations; $4.8 million will be used for maintaining, replacing and extending the lives of restaurant, bakery and cafe equipment and facilities; and the remaining $4.9 million will be used to complete other projects. We may also make additional capital expenditures with proceeds we receive from the sale of company-operated units to franchisees.

     Substantially all of our capital expenditures have been financed using cash provided from normal operating activities, proceeds from the sale of our company-operated units to franchisees and borrowings under our bank credit facility.

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

     Based upon our current level of operations and anticipated growth, we believe that available cash provided from operating activities, together with the proceeds from the exercise of stock options, available borrowings under our bank credit facility ($79.8 million available as of October 7, 2001) and proceeds obtained from the sale of company-operated restaurants, bakeries and cafes to franchisees will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments under our senior subordinated notes and our bank credit facility through September 2002.

Long Term Debt

     During the forty-week period ended October 7, 2001, our bank credit facility was amended in connection with our initial public offering. The amendment provides that amounts that remain available for borrowing, or that have been repaid or prepaid under the acquisition facility, may be borrowed or re-borrowed for potential acquisitions, as well as for expenditures required for our re-imaging program and general corporate purposes, through June 30, 2002. In addition, all amounts outstanding under the acquisition facility as well as any amounts outstanding under the revolving loan component of the bank credit facility, will be due in full, without installments, on June 30, 2002. Prior to June 30, 2002, we intend to refinance this indebtedness or amend the credit facility to, among other things, extend the maturity date.

     During the second and third quarter 2001, we repurchased $7.0 million and $16.1 million, respectively, of our senior subordinated notes at a premium using proceeds from the sale of company-operated units to franchisees, cash from operations and proceeds from our bank credit facility.

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

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The statement changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach. Upon adoption of the statement, which for us will be the beginning of fiscal year 2002, amortization of current goodwill and certain other intangibles determined by management to have an indefinite life will cease, thereby reducing amortization expense for 2002 by approximately $6.6 million after taxes, or approximately $0.20 per diluted share. We plan to complete our impairment analysis during the first quarter of 2002 and will recognize impairment, if any, at that time.

     In June 2001, the FASB also issued SFAS No. 143 "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We do not anticipate the adoption of SFAS 143 will have a material effect on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends ARB No. 51 "Consolidated Financial Statements". SFAS 144 retains many of the requirements of SFAS 121 and the basic provisions of Opinion 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 furthermore resolves significant implementation issues related to SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The company does not anticipate the adoption of SFAS 144 will have a material effect on the company's financial position or results of operations.

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

     Interest Rate Risk. Our net exposure to interest rate risk relates to our senior subordinated notes and borrowings under our bank credit facility. Our senior subordinated notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under our senior subordinated notes as of October 7, 2001 was $126.9 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of October 7, 2001, the fair value of our senior subordinated notes was approximately $6.3 million higher than the carrying amount. Our bank credit facility borrowings bear interest at rates that are benchmarked to U.S. and European short-term floating-rate interest rates. The balances outstanding under our bank credit facilities as of October 7, 2001 totaled $114.4 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our bank credit facility would be approximately $1.1 million, pre-tax. This assumes no change in the amount or composition of the debt at October 7, 2001.

     Chicken Market Risk. We entered into two types of chicken purchasing contracts with our suppliers in 1999 and 2000. One is a grain-based "cost-plus" pricing arrangement that is based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs for 8-piece chicken. The cost of extra dark meat is fixed across ranges of the Georgia whole bird market that are adjusted in a "stair-step" fashion. The other method is a market-based formula contract based on the Georgia whole bird market value, under which we pay market plus a premium for the cut specifications for our restaurants. The market-priced formula contracts are subject to a "ceiling", or highest price, and a "floor", or lowest price, that we will pay over the contract term. Both contracts have terms ranging from two to three years with provisions for certain annual price adjustments as defined in the contracts. In fiscal year 2001, we have increased our purchases under such cost-plus contracts, and reduced purchases under the market-based contracts in order to further reduce our exposure to rising chicken prices.

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

                            PART 2. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

     Through October 7, 2001, we have incurred the following expenses in connection with our initial public offering:

     Underwriting discounts and commissions paid by us ............  $ 3,732,230
     Other expenses (accounting, legal, printing, etc.) ...........    3,398,945
                                                                     -----------
               Total expenses .....................................  $ 7,131,175
                                                                     ===========


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

               Exhibit 11.*   Statement Regarding Composition of Per Share
                              Earnings

_____________________
* Data required by SFAS No. 128, "Earnings per Share," is provided in Note 3 to the condensed consolidated financial statements in this report.

        (b)  Current Reports on Form 8-K

             None.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AFC Enterprises, Inc.


Date: November 13, 2001                    By:      /s/ Gerald J. Wilkins
                                              ----------------------------------
                                                       Gerald J. Wilkins
                                                    Chief Financial Officer
                                                (Duly Authorized Officer and
                                              Principal Financial and Accounting
                                                            Officer)