Form 10-K
period 2001-12-30
AFC ENTERPRISES INC
filed 2002-02-20
CIK 1041379

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

    For the fiscal year ended December 30, 2001

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    For the transition period from ______________ to ______________

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

                              Title of each class
                              -------------------
                    Common stock, $0.01 par value per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes [_]   No [X]

   The aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant as of February 8, 2002 is $604,868,628.

   As of February 8, 2002, there were 30,649,850 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement in connection with its Annual Meeting to be held May 15, 2002 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               AFC ENTERPRISES, INC.

                                INDEX TO FORM 10-K

                                      PART I

 Item 1.  Business...............................................................     1
 Item 2.  Properties.............................................................    15
 Item 3.  Legal Proceedings......................................................    17
 Item 4.  Submission of Matters to a Vote of Security Holders....................    17

                                      PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..    18
 Item 6.  Selected Consolidated Financial Data...................................    20
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................    25
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.............    49
 Item 8.  Consolidated Financial Statements and Supplementary Data...............    50
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..................................................    50

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant.....................    51
 Item 11. Executive Compensation.................................................    51
 Item 12. Security Ownership of Certain Beneficial Owners and Management.........    51
 Item 13. Certain Relationships and Related Transactions.........................    51

                                      PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........    52

                                    Part I.

Item 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Statements regarding future events and developments and our future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of theses laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the cost of our principal food products, labor shortages or increased labor costs, our ability to franchise new units, failure of our franchisees, expansion into new markets, changes in consumer preferences and demographic trends, the level of competition in the foodservice industry, fluctuations in quarterly results, increased government regulation, loss of senior management, growth of our franchise system, supply and delivery shortages or interruptions, payment of bonuses related to our Long Term Employee Success Plan, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property, market saturation due to new unit openings, liabilities for environmental contamination and limitations as a result of our indebtedness.

   See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors the May Affect Results of Operations and Financial Condition" for a more complete discussion of these risks and uncertainties. You should not place undue reliance on any forward-looking statements, since those statements speak only as of the date they are made and our actual results could differ from those statements.

General

   We operate, develop and franchise quick service restaurants, bakeries and cafes, or QSRs, primarily under the trade names Popeyes Chicken & Biscuits, Church's Chicken, Cinnabon, Seattle's Best Coffee and Torrefazione Italia Coffee. Popeyes and Church's are the second and third largest chicken QSR concepts in the world, based on system-wide units and sales. Our Cinnabon brand is the worldwide leader in the QSR cinnamon roll bakery category. Seattle's Best Coffee is a leading alternative to the current market leader in the specialty coffee category, based upon its number of wholesale accounts and its expanding retail cafe presence. As of December 30, 2001, we operated and franchised 3,857 restaurants, bakeries and cafes in 47 states, the District of Columbia, Puerto Rico and 33 foreign countries. We also sell our premium specialty coffees through wholesale and retail distribution channels under our Seattle Coffee brands. Our system-wide sales totaled approximately $2.6 billion in 2001. Our total restaurants, bakeries and cafes by brand as of December 30, 2001 were as follows:

                                        Domestic          International
                                   ------------------- -------------------
                                   Company-            Company-
                                   Operated Franchised Operated Franchised Total
                                   -------- ---------- -------- ---------- -----
Popeyes...........................    96      1,231       --       293     1,620
Church's..........................   397        845       --       275     1,517
Cinnabon..........................   152        270       --       122       544
Seattle Coffee....................    74         49        3        50       176
                                     ---      -----      ---       ---     -----
  Total...........................   719      2,395        3       740     3,857
                                     ===      =====      ===       ===     =====

Brand Profiles

   Popeyes(R) Chicken & Biscuits. Founded in New Orleans, Louisiana in 1972, our Popeyes brand is the market leader in the Cajun segment of the QSR industry. Popeyes' leading position is driven by its signature Cajun fried chicken. As of December 30, 2001, Popeyes had 1,620 restaurants worldwide. Popeyes is currently the second-largest chicken QSR concept in the world, measured by number of units and system-wide sales, which were approximately $1.3 billion in fiscal year 2001. Popeyes' specialty menu consists of fresh, hand-battered, bone-in fried chicken available in two flavors, New Orleans Spicy and Louisiana Mild, and a wide assortment of award-winning signature Cajun cuisine side dishes, including red beans and rice, Cajun rice, Cajun fries and buttermilk biscuits. Popeyes is positioned as a premium fried chicken concept for customers who seek its full flavor and special blend of seasonings and spices. We are also known for our Popeyes Louisiana Legends portion of the menu that consists of jambalaya, etouffee and chicken and seafood gumbo served over rice, which complements Popeyes' core menu items with a collection of one of a kind dishes steeped in Louisiana heritage. Popeyes' spicy fried chicken and other Cajun menu offerings have also proven to be popular internationally, particularly in Asia.

   We intend to evolve the Popeyes brand into a Cajun restaurant company featuring our New Orleans style fried chicken that will enable us to shape and lead the growing Cajun food segment of the QSR industry. We intend to accomplish this by re-imaging substantially all of our company-operated Popeyes restaurants to our Heritage exterior and interior design, based on Popeyes' New Orleans, Louisiana roots, over the next four years, and requiring all of our franchisees to re-image their restaurants similarly in accordance with their franchise agreements. Popeyes restaurants are generally constructed in traditional stand-alone and in-line locations, as well as in non-traditional formats such as airports, malls, food courts, military bases and travel centers.

   As of December 30, 2001, Popeyes restaurants were located in 42 states, the District of Columbia, Puerto Rico and 20 foreign countries. Our 96 company-operated Popeyes restaurants were located in Georgia, Illinois, Louisiana, North Carolina, South Carolina and Tennessee. Over 70% of our 1,231 domestic franchised Popeyes restaurants were located in California, Florida, Georgia, Illinois, Louisiana, Maryland, Mississippi, Texas and Virginia. Over 60% of our 293 international franchised Popeyes restaurants were located in Korea.

   In 1999, Popeyes began testing two new Cajun cuisine restaurant concepts. The first was Cajun Kitchen, a Popeyes Creation(TM), a quick casual dining concept, and the second was Cajun Cafe by Popeyes(TM), a mall food court concept. We are testing our Cajun Kitchen restaurant in the Chicago area, and operate a Cajun Cafe in New Orleans, Louisiana, and in Atlanta, Georgia.

   Church's Chicken(TM). Founded in San Antonio, Texas in 1952, our Church's brand is one of the oldest QSR systems in the U.S. As of December 30, 2001, Church's had 1,517 restaurants worldwide, and is currently the third largest chicken QSR concept in the world, measured by number of units and system-wide sales, which were approximately $900.0 million in fiscal year 2001. Church's restaurants focus on serving traditional Southern fried chicken in a simple, no-frills restaurant setting. Church's menu items also include other Southern specialties, including fried okra, coleslaw, mashed potatoes and gravy, corn on the cob, jalapeno peppers and honey butter biscuits. For guests on-the-go, Church's has Tender Crunchers(TM) and Krispy Tenders(TM), two portable and easy to eat items that include signature dipping sauces. Church's is positioned as the New Value Leader in the chicken QSR category, providing simple meals with large portions at low prices for price conscious consumers. We plan to re-image substantially all of our company-operated Church's restaurants to more contemporary designs over the next three years, and to require all of our franchisees to re-image their restaurants similarly in accordance with their franchise agreements. Church's restaurants are traditionally found in urban areas where they attempt to establish a reputation as a neighborhood restaurant. With its small footprint and a simple operating system,

Church's has expanded into non-traditional formats such as convenience stores, and will continue this expansion. Church's has been popular internationally, particularly in Asia and Puerto Rico, operating under the Church's and Texas Chicken(R) brand names.

   As of December 30, 2001, Church's restaurants were located in 27 states, Puerto Rico and eight foreign countries. Our 397 company-operated Church's restaurants were concentrated primarily in Alabama, Arizona, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. Over 78% of our 845 domestic franchised Church's restaurants were located in Alabama, California, Florida, Georgia, Illinois, Louisiana, Michigan, Mississippi, New York, Ohio and Texas. Over 90% of our 275 international franchised Church's restaurants were located in Canada, Indonesia, Mexico, Puerto Rico and Taiwan.

   Cinnabon(R). Founded in Seattle, Washington in 1985, our Cinnabon brand is the leading cinnamon roll bakery QSR concept in the world. As of December 30, 2001, Cinnabon had 544 bakeries worldwide. System-wide sales in fiscal year 2001 were $205.8 million. Cinnabon has built a reputation for serving fresh, aromatic, oven-hot cinnamon rolls made with Indonesian cinnamon and topped with a sweet, rich cream cheese-based frosting. The classic Cinnabon roll laid the foundation for Cinnabon's high standards and commitment to premium fresh products. Some of Cinnabon's new product offerings include the Caramel Pecanbon(R), Caramel Frosted Applebon(R) and CinnabonStix(TM). CinnabonStix is a portable product that complements Cinnabon's other products and is targeted to on-the-go consumers. In addition to baked goods, Cinnabon offers a variety of proprietary beverages, including the Mochalatta Chill(R), a mocha-flavored cold coffee beverage, and Seattle's Best Coffee, which is served in approximately 300 bakeries. We believe that the low ticket, impulse purchase nature of the business, as well as the small footprint and operationally simple business model, are attractive features of this brand. Our Cinnabon bakeries are located in high traffic venues such as shopping malls, airports, train stations and travel plazas. We plan to re-image substantially all of our company-operated Cinnabon bakeries over the next three years to our new Heritage exterior and interior design, and will require all of our franchisees to similarly re-image their bakeries in accordance with their franchise agreements.

   As of December 30, 2001, Cinnabon bakeries were located in 40 states, the District of Columbia, Puerto Rico and 15 foreign countries. Our 152 company-operated Cinnabon bakeries were concentrated primarily in California, Illinois, Ohio, Pennsylvania and Washington. Our 270 domestic franchised Cinnabon bakeries were concentrated primarily in Arizona, Florida, Illinois, Maryland, Minnesota, Nevada, New Jersey, New York, North Carolina and Texas. Our 122 international franchised Cinnabon bakeries were located primarily in Canada, Japan, Korea, the Philippines, Saudi Arabia, Thailand, the United Kingdom and Venezuela.

   Seattle Coffee. Seattle Coffee Company was created as a result of combining Seattle's Best Coffee, Inc. and Torrefazione Italia, Inc. in May 1994. As of December 30, 2001, we had 176 cafes in the Seattle Coffee system, 155 of which are Seattle's Best Coffee cafes and 21 of which are Torrefazione Italia Coffee cafes, and 4,208 wholesale accounts with approximately 7,200 points of distribution. Our coffee cafes are located in 18 states and eight foreign countries.

   We roast and blend our Seattle's Best and Torrefazione Italia specialty coffees in our 30,000 square foot automated roasting facility on Vashon Island, near Seattle, Washington. We believe that our roasting and packaging facility may be one of the most technologically advanced in the U.S., and has the capacity to roast almost 12 million pounds of green coffee beans per year. We select our coffee beans from the highest quality Arabica beans, which come from the finest growing regions of the world. As of December 30, 2001, we operated 19 regional wholesale offices throughout the U.S.

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

   As of December 30, 2001, our 56 domestic company-operated Seattle's Best Coffee cafes were located primarily in California, Illinois, Oregon and Washington. Currently, Seattle's Best Coffee is also being sold in approximately 300 Cinnabon bakeries. Our 49 domestic franchised cafes were located primarily in California, Georgia, Oregon, Texas and Washington. Our 50 international franchised cafes were located primarily in Japan, the Philippines and Saudi Arabia. We have 26 franchised coffee cafes in Japan. Our Seattle's Best Coffee cafes are typically located in high traffic venues such as central business districts and shopping centers. More recently, we have begun to franchise our Seattle's Best Coffee cafes for operation in airports, which we believe will provide our Seattle Coffee brand with both wholesale and retail opportunities, and increase brand awareness due to the heavy customer traffic at these venues. In addition, we plan to re-image substantially all of our company-operated Seattle's Best Coffee cafes over the next three years, and to require all of our franchisees to re-image their cafes similarly in accordance with their franchise agreements.

   Torrefazione Italia(R) Coffee. Our Torrefazione Italia Coffee brand was founded in 1986, when Umberto Bizzarri brought his family's recipes for blending and roasting traditional coffees from Perugia, Italy to Seattle, Washington. These classic Italian coffees are known for their full bodied, highly aromatic and intense flavor. Our Torrefazione Italia Coffee brand takes its name from the Italian word torrefazione, which means "the place where coffee is roasted." Torrefazione Italia Coffee has adopted a strategy of capitalizing on its Italian heritage, and using its retail locations to support and build brand awareness in order to drive wholesale sales of its ultra-premium brand coffees. As part of this strategy, Torrefazione Italia Coffee cafes are designed to present consumers with an Italian coffee experience that we refer to as the Warmth of Italy(TM). Torrefazione Italia Coffee is positioned at the upper end of the quality and price range, and is marketed to reflect the traditions and blending expertise of the Bizzarri family, with names like Venezia(TM), Milano(TM), Perugia(TM) and Napoli(TM). We emphasize the Italian experience by serving Torrefazione Italia Coffee at our cafe locations using handpainted ceramic cups imported from Deruta, Italy. The Torrefazione Italia Coffee cafes are designed to accommodate those who are on-the-go as well as those who wish to relax and sip their coffee while listening to classical music. Our Torrefazione Italia Coffee retail cafes are located in metropolitan cities such as Boston, Chicago, Dallas, Portland, San Francisco, Seattle and Vancouver, and are located in venues such as urban, central business districts, office complexes and high-end malls. Substantially all of our Torrefazione Italia Coffee cafes will be re-imaged over the next three years to accommodate additional food products and to strengthen their Italian image.

Wholesale Coffee Operations

   Our Seattle's Best and Torrefazione Italia wholesale coffee operations sell our coffee primarily to supermarkets and other foodservice retailers, including hotel chains, fine restaurants, specialty coffee retailers, espresso carts and theaters. Some of our major wholesale accounts include Eddie Bauer, Hilton Hotels, Royal Caribbean Cruise Lines, Sodexho, Aramark and Alaska Airlines. We believe that consumers have a strong interest in purchasing whole bean specialty coffee for home consumption and that the increasing presence of our specialty coffees in retail cafes and key foodservice accounts throughout the country will help drive the long term growth of our coffee bean sales through supermarkets. Our Seattle's Best Coffee is also distributed to supermarkets throughout the Pacific Northwest and other parts of the country. This brand has achieved a high degree of penetration in the Pacific Northwest with settings in most major supermarkets, including QFC, Safeway, Albertson's and Ralph's. In addition, we successfully introduced Torrefazione Italia Coffee into supermarkets in 1995, and this brand is now carried in several high-end chains and independent supermarkets in Oregon and Western Washington.

Strategy

   Our primary objective is to be the Franchisor of Choice--the recognized leader in offering quality franchising opportunities to existing and potential franchisees. We also will continue to promote brand awareness of our existing portfolio of brands, increase market penetration of our existing brands domestically and internationally, primarily by franchising additional units, and we will acquire additional branded concepts. The following are the key elements of this strategy:

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

   Growth Primarily Through Franchising. As the Franchisor of Choice, we plan to open new restaurants, bakeries and cafes predominantly through franchising. We believe that our focus on franchising can provide us with higher profit margins and returns on investment, while significantly reducing the capital required by us to operate our brands. As of December 30, 2001, we had development commitments from existing and new franchisees to open 2,390 new restaurants, bakeries and cafes. Substantially all of our new units to be opened over the next several years will come from these commitments, as well as additional commitments that we expect to obtain in the future. We also plan to sell a significant number of our company-operated units over the next several years to new and existing franchisees who commit to develop additional units within a particular market or markets in order to fully penetrate their markets.

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

   Promote Our Uniquely Positioned Brands. We continually promote and refresh the image of our brands in order to increase consumer awareness and increase sales. In the fourth quarter of 2000, we implemented a new re-imaging program that is designed to update the image of our brands. This will reinforce the unique positioning of our brands and enhance the customer experience. We plan to have substantially all of our restaurants, bakeries and cafes re-imaged by the end of 2005. Each of our franchisees is contractually required to similarly re-image its restaurants, bakeries, and cafes every seven years. The program involves implementing new logos, packaging, uniforms, menu boards, menu items and trade dress that we have recently developed in order to emphasize the image of each brand. At the same time, we will continue to develop and test new products in order to generate consumer interest, address changing consumer preferences and strengthen our brands' positions. For example, Church's offers a permanent value menu, which is designed to strengthen Church's brand position of offering simple meals with large portions at low prices. Finally, we are accelerating our three-tiered marketing strategy, which consists of television and radio advertising, print advertisements and signage, and point-of-purchase materials.

   Expand Our Penetration in New Geographic Territories and Within Existing Markets, and Develop New Channels of Distribution. Currently, the domestic and international markets for our brands are substantially under-penetrated. We are increasing the number of our restaurants, bakeries and cafes in new and existing markets. In 2002, we plan to franchise and open 175 new Popeyes and Church's restaurants in the U.S. and 90 new restaurants internationally. We plan to franchise and open 55 new Cinnabon bakeries and 30 new Seattle Coffee cafes in the U.S., and 65 new bakeries and 35 new cafes internationally. In addition, we are expanding the number and type of non-traditional formats in which our Popeyes and Church's chicken restaurants are located, including convenience stores, mall food courts, airports and other transportation centers. We also are aggressively expanding the wholesale distribution of our Seattle Coffee brands to make them available wherever specialty coffee is sold, including in regional and national supermarkets, airports, upscale restaurants, hotels and resorts, cruise lines and corporate offices. Finally, we plan to serve Seattle's Best Coffee in a substantial number of our Cinnabon bakeries that do not already serve it, and to offer a selection of Cinnabon products in the bakery case at Seattle Coffee cafes as complementary crave foods and beverages. By offering each brand exclusively at the other's bakery or cafe, we believe we will be able to further penetrate existing markets, open new markets, increase the demand for both brands' products, and further differentiate each brand from their competitors.

   Expand Internationally. We plan to continue entering into franchise development agreements with qualified partners to develop restaurants, bakeries and cafes internationally. We believe that we have the opportunity to establish or further expand a leading market position in a number of countries, due to the appeal of our highly recognizable American brands, as well as a lack of significant competition for our brands in these markets. We also believe that international development is attractive to foreign investors due to strong per unit economics resulting largely from higher average unit volumes, lower food costs, lower labor costs and less QSR competition than we and our franchisees experience in the U.S. We believe that the demand for premium specialty coffees in international markets is particularly strong. In addition, a substantial number of countries around the world have established markets for quick service restaurants, bakeries and cafes and an expanding group of QSR consumers. Our international operations have increased from 346 franchised units in Puerto Rico and 17 foreign countries at the end of 1995, to 740 franchised units in Puerto Rico and 33 foreign countries at December 30, 2001. Additionally, commitments to develop international franchised units have increased from 502 at the end of 1995 to 1,052 at December 30, 2001.

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

   Domestic Development Agreements. Our domestic franchise development agreements provide for the development of a specified number of restaurants, bakeries and cafes within a defined geographic territory in accordance with a schedule of unit opening dates. These development schedules generally cover three to five years and typically have benchmarks for the number of restaurants, bakeries and cafes to be opened and in operation at six-month and twelve-month intervals. Our Popeyes franchisees currently pay a development fee of $7,500 per unit. Our Church's franchisees currently pay a development fee of $10,000 for the first unit to be developed, or $5,000 in the case of a convenience store unit, and then a reduced fee ranging from $3,750 to $7,500 for each additional unit to be developed under the same development agreement, depending upon the type of venue. Our Cinnabon franchisees currently pay a development fee of $5,000 per unit. Our Seattle Best Coffee franchisees currently pay a development fee of $10,000 for the first unit and $5,000 for each additional unit to be developed under the same development agreement. These development fees typically are paid when the development agreement is executed and are non-refundable.

   International Development Agreements. We enter into franchise development agreements with qualified parties to develop restaurants, bakeries and cafes outside of the U.S. We may grant international development rights in one or more countries or in limited geographic areas within a particular country. Our international franchisees currently pay a franchise fee of up to $45,000 for each unit to be developed, generally depending upon the brand. The other terms of our international development agreements are, in most respects, similar to those included in our domestic development agreements. However, our international franchisees are also required to prepay up to $15,000 per unit in franchise fees at the time their franchise development agreement is signed. International development agreements also include additional provisions necessary to address the multinational nature of the transaction, including foreign currency exchange and taxation matters, as well as international dispute resolution provisions, and are modified as necessary to comply with applicable local laws relating to technology transfers, export/import matters and franchising.

   Franchise Agreements. Once we execute a development agreement and approve the related site, and the property is secured by our franchisee, we and our franchisee enter into a franchise agreement under which our franchisee has the right to operate the specific unit to be developed at the site. Our current franchise agreements provide for payment of the following franchise fees. Popeyes franchisees pay $30,000 per location. Church's franchisees pay $15,000 per location for free-standing units and $10,000 per location for units opened in convenience stores or travel plazas. Cinnabon franchisees pay $30,000 for the first unit, $20,000 per location for any second or third unit and $15,000 per unit for any additional units developed under a single development agreement. Seattle Coffee franchisees pay $20,000 per location for cafes in traditional locations, and $10,000 per location for cafes developed in captive locations that are developed under the same development agreement. In addition, our Popeyes and Church's franchise agreements generally require franchisees to pay a 5% royalty on net restaurant sales and a 3%, with respect to Popeyes, and 4%, with respect to Church's, national advertising fund contribution (reduced to a maximum of 1% if a local advertising co-operative is formed). Our Cinnabon franchise agreements generally require franchisees to pay a 5% royalty on net restaurant sales and a national advertising fund contribution of up to 3% of net sales. Our Seattle Coffee franchise agreements generally require franchisees to pay a 4% royalty on net restaurant sales and a national advertising fund contribution of up to 3% of net sales. Our Seattle Coffee franchisees are required to purchase coffee exclusively from us. Some of our older franchise agreements provide for lower royalties and advertising fund contributions. These older agreements constitute a decreasing percentage of our total outstanding franchise agreements.

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

   The terms of our international franchise agreements are substantially similar to those included in our domestic franchise agreements, except that international franchisees must prepay up to $15,000 in franchise fees at the time their related franchise development agreement is executed, and these agreements may be modified to reflect the multi-national nature of the transaction and to comply with the requirements of applicable local laws. In addition, royalty rates may differ from those included in domestic franchise agreements, and generally are slightly lower due to the number of units required to be developed by our international franchisees.

   Turnkey Development. Since 1998, in order to expedite development of our domestic franchised restaurants, we have from time to time purchased or leased sites and built units in certain markets for subsequent resale to qualified franchisees. We sold two turnkey units in 1999, eight turnkey units in 2000 and seven turnkey units in 2001.

   AFC Loan Guarantee Program. In March 1999, we implemented a program to assist current franchisees, new franchisees and our managers in obtaining the financing needed to purchase or develop franchised units at competitive rates, provided they meet certain financial and operational criteria. Under the program, we will guarantee up to 20% of each qualified franchisee's loan amount, typically for a three-year period. This program is available for Popeyes, Church's and Cinnabon franchisees, and the qualifications vary depending upon the type of franchise to be developed. As of December 30, 2001, we have an agreement with one national lender to participate in the program, and we anticipate entering into agreements with several other national lenders in the future. As we add additional lenders we may modify the terms and conditions under which our franchise partners may participate in the program. Under our agreement with our current lender, the total amount of funding provided to franchisees under this program is limited to $10.0 million. In the event any of these franchisees default on their loan obligations, our aggregate liability under the program will not exceed $1.0 million. As of December 30, 2001, $4.2 million was borrowed by certain of our franchisees under this program, of which we are contingently liable for $0.5 million in the event of default.

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

   As part of our marketing strategy, we will continue to develop new and enhanced advertising campaigns for each of our brands. In 2001, we launched a new media strategy for Church's that is targeted towards the specific demographics of its customers. The advertising campaign delivers shorter messages more frequently, and closer to the purchase decision.

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

   We and our franchisees contribute to a national advertising fund to pay for the development of marketing materials and also contribute to local advertising funds to support programs in our local markets. In markets where there is sufficient unit concentration to effect such savings, we and our franchisees have experienced significant savings in our marketing programs through our advertising cooperatives. For the last four years, our Popeyes franchisees have contributed more to the national advertising fund than they have been required to contribute under the terms of their respective franchise agreements. In fiscal year 2001, we and our franchisees contributed approximately $82 million to these various advertising funds.

Community Activity

   We believe strongly in supporting the communities we serve. Through the non-profit AFC Foundation, Inc., we have sponsored and helped construct more than 300 homes worldwide in conjunction with Habitat for Humanity, a nonprofit builder of housing for the poor. In addition, each of our brands is involved in various community support programs. For example, Popeyes promotes music education. Church's sponsors summer camp programs through the Boys and Girls Clubs. Cinnabon encourages reading awareness through its Reading Rewards Program. Seattle Coffee is involved in saving our water from pollution and contamination through the Water Keeper's Alliance. We also support the United Negro College Fund and the Hispanic Association of Colleges and Universities with promotional fund-raisers, and sponsor Adopt-A-School programs. In 2001, we contributed approximately $800,000 to these programs in the aggregate and our franchisees' employees contributed thousands of volunteer hours. Through our involvement with these programs, we have established a meaningful presence in the communities we serve while, we believe, building customer loyalty and positive brand awareness.

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

   Diversity enables us to look at a situation from all angles and provides us with the capacity to better understand our communities, our employees, our customers, our suppliers and our businesses, and provides us with the vision to meet emerging trends with creative ideas. As a testimonial to the success of this program, women and minorities now constitute approximately 50% of the total number of our franchisees, 36% of our board of directors and 30% of our officers.

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

   Supply Agreements. We have entered into agreements that commit our company-operated restaurants and bakeries to serve certain Coca-Cola and Dr. Pepper fountain beverages exclusively. We also have a long-term agreement with Diversified Foods and Seasonings, Inc., under which we have designated Diversified as the sole supplier of certain proprietary products for the Popeyes system. Diversified sells these products to our approved distributors, who in turn sell them to our franchised and company-operated Popeyes restaurants. In 2001, the Popeyes system purchased from its distributors approximately $50.2 million of proprietary products made by Diversified.

   The principal raw material for our Popeyes and Church's systems is fresh chicken. Our Popeyes and Church's systems purchase fresh chicken from approximately 11 suppliers who service us from 34 plant locations. In 1999, 2000 and 2001, approximately 47%, 46% and 50% of the cost of sales for Popeyes and Church's were attributable to the purchase of fresh chicken. Our cost of sales is significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease and other factors that affect availability, and greater international demand for domestic chicken products.

   In order to ensure favorable pricing for our chicken purchases in the future, reduce volatility in chicken prices, and maintain an adequate supply of fresh chicken, our purchasing cooperative has entered into two types of chicken purchasing contracts with chicken suppliers. The first is a grain-based "cost-plus" pricing contract that utilizes prices that are based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the "Georgia whole bird market value." Under this contract, we and our franchisees pay the market price plus a premium for the cut specifications for our restaurants. The market-priced contracts have maximum and minimum prices that we and our franchisees will pay for chicken during the term of the contract. Both contracts have terms ranging from three to five years, with provisions for certain annual price adjustments.

   Our principal raw material in our Seattle Coffee operations is green coffee beans. We typically enter into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year, as negotiated with the individual supplier. In 2001, we purchased 62% of our green coffee beans from five suppliers and the remaining 38% from 27 other suppliers. If the five major suppliers cannot meet our coffee orders, we have the option of ordering our coffee from the other suppliers or adding new suppliers. As of December 30, 2001, we had commitments to purchase green coffee beans at a total cost of $12.6 million through December 2002.

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

Intellectual Property and Other Proprietary Rights

   We own a number of trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, including the marks "AFC," "AFC Enterprises," "Popeyes," "Popeyes Chicken & Biscuits," "Church's," "Cinnabon," "World Famous Cinnamon Roll," "Seattle's Best Coffee," "Torrefazione Italia" and each brand's logo, as well as the trademark "Franchisor of Choice." We also have registered trademarks for a number of additional marks, including "Gotta Love It," "Day of Dreams," "Love That Chicken From Popeyes" and "New Age of Opportunity." In addition, we have registered or made application to register one or more of the marks (or, in certain cases, the marks in connection with additional words or graphics) in approximately 150 foreign countries, although there can be no assurance that we can obtain the registration for the marks in every country where registration has been sought. We consider our intellectual property rights to be important to our business and actively defend and enforce them.

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

   King Features Agreements. We have several agreements with the King Features Syndicate Division of The Hearst Corporation under which we have the exclusive right to use the image and likeness of the cartoon character "Popeye," and other companion characters such as "Olive Oyl," in connection with Popeyes restaurants worldwide. Under these agreements, we are obligated to pay to

King Features a royalty of 0.1% on the first $1.0 billion of Popeyes annual system-wide sales and 0.05% on the next $2.0 billion of annual sales. The total annual royalties payable under these agreements are capped at $2.0 million per year. The King Features agreements automatically renew annually, unless we are in default or we elect not to renew.

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

International Operations

   As of December 30, 2001, we franchised 740 restaurants, bakeries and cafes in Puerto Rico and 33 foreign countries, and plan to expand our foreign franchising program significantly in the future. We currently operate three coffee cafes in Canada. We do not currently operate any other units outside of the U.S. Foreign franchise royalties and other fees that are based, in part, on sales generated by our foreign franchised restaurants, bakeries and cafes, including a significant number of franchised restaurants in Asia, make up part of our revenues. Currently, we have limited exposure to changes in international economic conditions and currency fluctuations. We have not historically maintained any hedges against foreign currency fluctuations, although since the beginning of 1999, we have entered into foreign currency hedging agreements with respect to the Korean Won. Our losses during the past three years related to foreign currency fluctuations have not been material to our results of operations. For 1999, 2000 and 2001, royalties and other revenues from foreign franchisees represented 1.7%, 2.2% and 2.5%, respectively, of our total revenues.

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

   Many states and the Federal Trade Commission, as well as certain foreign countries, require franchisors to transmit specified disclosure statements to potential franchisees before granting a franchise. Additionally, some states and certain foreign countries require us to register our franchise offering documents before we may offer a franchise. We believe that our uniform franchise offering circulars, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises. We also believe that our international disclosure statements, franchise offering documents and franchising procedures comply with the laws of the foreign countries in which we have offered franchises.

Environmental Matters

   We are subject to various federal, state and local laws regulating the discharge of pollutants into the environment. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations, as well as other applicable laws and regulations governing our operations. However, approximately 140 of our owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination, as well as any other environmental conditions at our properties that are unrelated to underground storage tanks. As a result, after an analysis of our property portfolio and an initial assessment of our properties, including testing of soil and groundwater at a representative sample of our facilities, we have obtained insurance coverage that we believe will be adequate to cover any potential environmental remediation liabilities. We are currently not subject to any administrative or court order requiring remediation at any of our properties.

Employees

   As of December 30, 2001, we had 10,684 hourly employees working in our restaurant, bakery and cafe operations. Additionally, we had 1,307 salaried employees involved in the management of individual restaurants, bakeries and cafes, and 98 multi-unit managers and field management employees. We had 684 employees responsible for corporate administration, franchise administration and business development, and 79 employees responsible for coffee roasting and distribution. None of our employees is covered by a collective bargaining agreement. We believe that the dedication of our employees is critical to our success, and that our relationship with our employees is good.

Executive Officers of the Registrant

   The following provides information about our executive officers as of February 20, 2002.

   Frank J. Belatti, age 54, has served as Chairman of the Board and Chief Executive Officer since we commenced operations in November 1992, following the reorganization of our predecessor. From 1990 to 1992, Mr. Belatti was employed as President and Chief Operating Officer of HFS, the franchisor of hotels for Ramada and Howard Johnson. From 1989 to 1990, Mr. Belatti was President and Chief Operating Officer of Arby's, Inc., and from 1985 to 1989 he served as the Executive Vice President of Marketing at Arby's. From 1986 to 1990, Mr. Belatti also served as President of Arby's Franchise Association Service Corporation, which created and developed the marketing programs and new product development for the Arby's system. Mr. Belatti received the 1999 Entrepreneur Award from the International Franchise Association. Mr. Belatti serves as a member of the board of directors of RadioShack Corporation and Galyan's Trading Company, Inc.

   Dick R. Holbrook, age 49, has served as President and Chief Operating Officer since August 1995. From November 1992 to July 1995, Mr. Holbrook served as Executive Vice President and Chief Operating Officer. He has been a director since April 1996. From 1991 to 1992, Mr. Holbrook served as Executive Vice President of Franchise Operations for HFS. From 1972 to 1991, Mr. Holbrook served in various management positions with Arby's, most recently as Senior Vice President of Franchise Operations.

   Gerald J. Wilkins, age 43, has served as Chief Financial Officer since December 1995 and as an Executive Vice President since December 2000. He has been a director since May 2001. From 1993 to December 1995, Mr. Wilkins served as Vice President of International Business Planning at KFC International, Inc. Mr. Wilkins also served in senior management positions with General Electric Corporation from 1985 to 1993, including Assistant Treasurer of GE Capital Corporation from 1989 to 1992. Mr. Wilkins serves on the board of directors of Zoo Atlanta and the board of trustees for The Lovett School.

   Allan J. Tanenbaum, age 55, has served as Senior Vice President--Legal Affairs, General Counsel and Secretary since February 2001. From June 1996 to February 2001, Mr. Tanenbaum was a shareholder in Cohen Pollock Merlin Axelrod & Tanenbaum, P.C., an Atlanta, Georgia law firm, and prior to June 1996, for 25 years, a shareholder in Frankel, Hardwick, Tanenbaum & Fink, P.C. Mr. Tanenbaum serves on the board of directors of The Hank Aaron Chasing The Dream Foundation, Inc. and represents the State Bar of Georgia in the House of Delegates of the American Bar Association.

   Jon Luther, age 58, has served as President of Popeyes Chicken & Biscuits since March 1997. From February 1992 to March 1997, Mr. Luther was President of CA One Services, Inc., a subsidiary of Delaware North Companies, Inc., a foodservice company.

   Hala Moddelmog, age 46, has served as President of Church's Chicken since August 1995. From May 1993 to July 1995, Ms. Moddelmog was Vice President of Marketing and then Senior Vice President and General Manager for Church's. From 1990 to 1993, Ms. Moddelmog was Vice President of Product Marketing and Strategic Planning at Arby's Franchise Association Service Corporation.

   Gregg A. Kaplan, age 45, has served as President of Cinnabon since October 1998. From March 1998 to September 1998, he served as President of our Bakery Cafe Group, and from June 1996 to March 1998, served as Vice President of Strategic Development. From December 1990 to January 1996, Mr. Kaplan served in various positions at Shoney's, Inc., a restaurant operations company, most recently as Senior Vice President of Marketing.

   Steven Schickler, age 49, has served as President of Seattle Coffee since November 2000. From December 1998 to October 2000, Mr. Schickler served as the President and Chief Executive Officer of Frozfruit Company, Inc., a frozen novelty marketer and manufacturer. From June 1994 to December 1998, Mr. Schickler served as Chairman of the Board and Chief Executive Officer of Guernsey Bel, a food ingredients manufacturer. From June 1985 to July 1994, Mr. Schickler served in a variety of executive positions with Dreyer's Grand Ice Cream.

Item. 2 PROPERTIES

Facilities

   We either own, lease, license or sublease the land and buildings for our company-operated restaurants, bakeries and cafes. In addition, we own, lease, license or sublease land and buildings, which we lease or sublease to our franchisees and third parties. While we expect to continue to lease many of our sites in the future, we also may purchase the land or buildings for restaurants, bakeries and cafes to the extent acceptable terms are available.

   We typically lease our restaurants under "triple net" leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some cases, percentage rent based on sales in excess of specified amounts. Bakeries and cafes are typically leased under standard retail lease terms for malls, community shopping centers and office buildings. Generally, our leases have initial terms ranging from five to 20 years, with options to renew for one or more additional periods, although the terms of our leases generally vary depending on the facility. Our typical leases or subleases to Popeyes or Church's franchisees are triple net to the franchisee, provide for minimum rent, based upon prevailing market rental rates, as well as percentage rent based on sales in excess of specified amounts, and have a term that usually coincides with the term of the franchise agreement for the location, often 20 years with renewal options. These leases are typically cross-defaulted with the corresponding franchise agreement for that site.

   The following table sets forth the locations by state of our domestic company-operated restaurants, bakeries and cafes as of December 30, 2001:

                                                      Land and Land and/or
                                                      Building  Building
                                                       Owned     Leased    Total
                                                      -------- ----------- -----
Texas................................................   142         79      221
Georgia..............................................    32         55       87
Louisiana............................................    22         57       79
California...........................................    --         52       52
Washington...........................................    --         43       43
Arizona..............................................    19          6       25
Alabama..............................................    23          1       24
Illinois.............................................     1         23       24
Tennessee............................................    13          5       18
Ohio.................................................    --         14       14
Mississippi..........................................    10          1       11
Oklahoma.............................................    11         --       11
North Carolina.......................................    --         10       10
Massachusetts........................................    --          9        9
Pennsylvania.........................................    --          9        9
Colorado.............................................    --          8        8
Indiana..............................................    --          7        7
New Mexico...........................................     5          2        7
Oregon...............................................    --          7        7
Arkansas.............................................     5          1        6
Maryland.............................................    --          6        6
Missouri.............................................     6         --        6
Florida..............................................    --          5        5
New Jersey...........................................    --          5        5
Wisconsin............................................    --          5        5
Virginia.............................................    --          4        4
Kansas...............................................     2          1        3
South Carolina.......................................    --          3        3
District of Columbia.................................    --          2        2
Iowa.................................................    --          2        2
Delaware.............................................    --          1        1
Kentucky.............................................    --          1        1
Montana..............................................    --          1        1
Nevada...............................................    --          1        1
New Hampshire........................................    --          1        1
New York.............................................    --          1        1
                                                        ---        ---      ---
  Total..............................................   291        428      719
                                                        ===        ===      ===

   Our headquarters is located in approximately 75,000 square feet of leased office space in Atlanta, Georgia. This lease is subject to extensions through 2013. We lease approximately 30,000 square feet in another facility located in Atlanta, Georgia that is the headquarters for our Popeyes brand. This lease is subject to extensions through 2015. We also lease approximately 25,000 square feet of office space in a third facility located in Atlanta, Georgia that is the headquarters for our Church's brand. This lease is subject to extensions through 2016. Cinnabon is currently located in our Atlanta headquarters location. Seattle Coffee leases approximately 27,000 square feet of office space in Seattle, Washington that is subject to extension through 2014 and has three distribution facilities that service our coffee wholesale operations. One distribution center is located in the Seattle, Washington area and the other two facilities are located in Chicago, Illinois and Portland, Oregon. Seattle Coffee is currently attempting to sublease its prior headquarters, 19,000 square feet of office space in Seattle, Washington subject to a lease that expires in 2005. We lease approximately 30,000 square feet for our roasting facility on Vashon Island, near Seattle, Washington. This lease is subject to extensions through 2018. Our accounting and computer facilities are located in San Antonio, Texas and are housed in three buildings that are located on approximately 16 acres of land that we own. We believe that our existing headquarters and other leased and owned facilities provide sufficient space to support our corporate and coffee wholesale operational needs.

Item 3. LEGAL PROCEEDINGS

   We are a defendant in various legal proceedings arising in the ordinary course of our business, including claims resulting from "slip and fall" accidents, employment-related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. To date, none of these legal proceedings has had a material effect on us and, as of the date of this filing, we are not a party to any legal proceeding that we believe to be material.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                   Part II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   On February 7, 2001, we effected a two-for-three stock split on all outstanding shares of stock.

   On March 2, 2001, our Common Stock began trading under the symbol "AFCE" and is quoted on The Nasdaq National Market. Prior to that time, there was no public market for our common stock. The table below sets forth, for the fiscal year periods indicated, the high and low sales prices per share of our common stock as reported on The Nasdaq National Market.

                                                                   Price Range
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
Fiscal Year 2001
  First Quarter, ended April 22, 2001............................ $23.50 $16.13
  Second Quarter, ended July 15, 2001............................ $25.00 $18.90
  Third Quarter, ended October 7, 2001........................... $23.75 $18.93
  Fourth Quarter, ended December 30, 2001........................ $29.18 $22.00

   The number of shareholders of record of our common stock as of February 8, 2002 was 145.

   We have never declared or paid cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Declaration of dividends on our common stock will depend upon, among other things, levels of indebtedness, future earnings, our operating and financial condition, our capital requirements and general business conditions. Our bank credit facility and senior subordinated notes indenture currently prohibit us from declaring or paying any cash dividends or other distribution of any shares of our capital stock.

   We registered 10,781,250 shares of our common stock, par value $0.01 per share, for sale to the public at a purchase price of $17.00 per share, of which 3,136,328 shares were sold by us, and 7,644,922 shares were sold by certain selling shareholders. Goldman, Sachs & Co., Credit Suisse First Boston Corporation and Deutsche Banc Alex. Brown Inc. acted as managing underwriters for the offering. The offering was completed on March 2, 2001, at which point all of the securities registered had been sold. The aggregate offering price of the shares sold by us was $53,317,576, and the aggregate offering price of the shares sold by the selling shareholders was $129,963,674.

   Through December 30, 2001, we incurred the following expenses in connection with the offering:

   Underwriting discounts and commissions paid by us................ $3,732,230
   Other expenses (accounting, legal, printing, etc.)...............  3,580,772
                                                                     ----------
     Total expenses................................................. $7,313,002
                                                                     ==========

   We did not receive any of the proceeds from the sale of the shares sold by the selling shareholders. The net offering proceeds to us through December 30, 2001 after deducting the total expenses above were $46,004,574. None of the net proceeds of the offering were paid by us, directly or indirectly, to any director, officer, general partner of ours nor were any proceeds paid by us to any associate of such persons or to any person owning ten percent or more of any class of our equity securities or to any of our affiliates.

   We used these proceeds to repay approximately $48.0 million of the $62.0 million outstanding under the $100.0 million acquisition facility of our bank credit facility, which was the intended use of proceeds described in the prospectus related to the offering.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following tables present our consolidated selected financial data. The selected historical consolidated statement of operations data for each of the years ended, and the selected historical consolidated balance sheet data as of December 28, 1997, December 27, 1998, December 26, 1999, December 31, 2000 and December 30, 2001, have been derived from our audited consolidated financial statements. Those consolidated financial statements and the notes to those statements have been audited by Arthur Andersen LLP, independent public accountants.

   You should read the selected consolidated financial data set forth below in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                Fiscal Year Ended(1)
                          ----------------------------------------------------------------
                          December 28, December 27, December 26, December 31, December 30,
                              1997         1998         1999         2000         2001
                          ------------ ------------ ------------ ------------ ------------
                                   (dollars in thousands, except per share data)
Consolidated statement
 of operations data:
Revenues:
Restaurant sales........    $403,182     $487,441     $560,440     $567,436     $506,955
Franchise revenues......      61,716       64,211       77,463       90,367      106,273
Wholesale revenues......          --       36,411       50,716       56,720       64,795
Other revenues..........       8,713        9,891        9,397       10,697       14,554
                            --------     --------     --------     --------     --------
 Total revenues.........    $473,611     $597,954     $698,016     $725,220     $692,577

Costs and expenses:
Restaurant cost of
 sales..................    $131,332     $155,165     $167,979     $162,478     $148,017
Restaurant operating
 expenses...............     197,227      245,161      287,066      292,508      257,784
Wholesale cost of
 sales..................          --       19,064       24,371       27,356       32,037
Wholesale operating
 expenses...............          --        8,070       12,325       16,147       19,620
General and
 administrative(2)......      77,048       84,726       96,535      102,419      108,043
Depreciation and
 amortization(3)........      33,244       45,162       42,126       41,812       41,321
Charges for restaurant
 closings, excluding
 Pine Tree..............         479          311          835        1,943        1,217
Charges for Pine Tree
 restaurant
 closings(4)............          --        8,547        3,600        5,406        1,487
Charges for asset write-
 offs from re-imaging...          --           --           --        1,692        1,852
Software write-offs.....          --        5,000        3,830           --           --
Restructuring charges
 (5)....................          --           --           --           --        1,169
Charges for other asset
 write-offs.............          --          965        1,179        1,633        1,625
Net loss (gain) on sale
 of fixed assets(6).....      (5,319)          --           --       (9,766)      (7,345)
                            --------     --------     --------     --------     --------
 Total costs and
  expenses..............    $434,011     $572,171     $639,846     $643,628     $606,827
                            --------     --------     --------     --------     --------
Income from continuing
 operations.............    $ 39,600     $ 25,783     $ 58,170     $ 81,592     $ 85,750
Other expenses:
Interest, net...........    $ 20,645     $ 30,786     $ 34,007     $ 33,871     $ 23,190
                            --------     --------     --------     --------     --------
Net income (loss) from
 continuing operations
 before income taxes....      18,955       (5,003)      24,163       47,721       62,560
Income tax expense
 (benefit)..............       8,276       (1,643)      10,008       19,999       24,676
                            --------     --------     --------     --------     --------
Net income (loss) from
 continuing operations..    $ 10,679     $ (3,360)    $ 14,155     $ 27,722     $ 37,884
                            --------     --------     --------     --------     --------

                                                Fiscal Year Ended(1)
                          -----------------------------------------------------------------
                          December 28, December 27,  December 26, December 31, December 30,
                              1997         1998          1999         2000         2001
                          ------------ ------------  ------------ ------------ ------------
                                   (dollars in thousands, except per share data)
Extraordinary (loss) on
 early extinguishment of
 debt, net of income tax
 (7)....................          --           --          (126)        (207)      (1,003)
Discontinued operations:
Income (loss) from
 operations of
 Chesapeake Bagel, net
 of income taxes........    $     (7)   $  (5,893)     $   (638)    $     --     $     --
Income (loss) on sale of
 Chesapeake Bagel, net
 of income taxes........          --           --       (1,742)          ---           --
Income (loss) from
 operations of
 Ultrafryer, net of
 income taxes...........         328          607           436          (51)          --
                            --------    ---------      --------     --------     --------
Net gain (loss) from
 discontinued
 operations.............    $    321    $  (5,286)     $ (1,944)    $    (51)    $     --
                            --------    ---------      --------     --------     --------
Net income (loss).......    $ 11,000    $  (8,646)     $ 12,085     $ 27,464     $ 36,881
Preferred stock
 dividends and
 accretion..............       2,240           --            --           --           --
                            --------    ---------      --------     --------     --------
Net income (loss)
 attributable to common
 stock..................    $  8,760    $  (8,646)     $ 12,085     $ 27,464     $ 36,881
                            ========    =========      ========     ========     ========
Basic earnings per
 common share:
Net income (loss) from
 continuing operations..    $   0.47    $   (0.14)     $   0.54     $   1.05     $   1.28
Net income (loss).......    $   0.38    $   (0.35)     $   0.46     $   1.04     $   1.25
Weighted average basic
 shares outstanding
 (000s).................      22,961       24,371        26,231       26,323       29,517
Diluted earnings per
 common share:
Net income (loss) from
 continuing operations..    $   0.43    $   (0.14)     $   0.50     $   0.97     $   1.21
Net income (loss).......    $   0.35    $   (0.35)     $   0.42     $   0.96     $   1.18
Weighted average diluted
 shares outstanding
 (000s).................      24,721       24,371        28,419       28,746       31,327
Other financial data:
EBITDA(8)...............    $ 72,857    $  86,632      $111,209     $126,004     $127,426
EBITDA margin...........        15.4 %       14.5 %        15.9 %       17.4 %       18.4 %
Cash capital
 expenditures...........    $ 42,136    $  38,925      $ 53,278     $ 51,489     $ 56,011
Proceeds from the sale
 of fixed assets........    $     --    $      --      $  4,644     $ 24,508     $ 35,277
Cash flows provided by
 (used in):
Operating activities....    $ 53,959    $  45,983      $ 54,759     $ 62,305     $ 71,329
Investing activities....     (37,226)    (188,733)      (47,378)     (24,781)     (21,694)
Financing activities....      (2,985)     126,852        (1,951)     (36,405)     (60,424)

                          December 28, December 27,  December 26, December 31, December 30,
                              1997         1998          1999         2000         2001
                          ------------ ------------  ------------ ------------ ------------
                                               (dollars in thousands)
Consolidated balance
 sheet data:
Cash and cash
 equivalents, net of
 bank overdrafts........    $ 23,257    $  10,818      $  3,280     $  4,200     $  1,170
Total assets............     380,002      556,465       561,889      539,449      523,214
Total debt and capital
 lease obligations......     243,882      360,711       348,091      313,132      209,379
Total shareholders'
 equity.................      48,459       87,917       100,799      129,567      223,721

--------
(1) Our fiscal years ended December 28, 1997, December 27, 1998, December 26, 1999, December 31, 2000 and December 30, 2001 are referred to as years 1997, 1998, 1999, 2000 and 2001, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. Fiscal year 2000 included 53 weeks. All other years shown included 52 weeks.
(2) General and administrative expenses for 2000 were impacted favorably by a net decrease in expenses of $1.6 million (pre-tax) primarily related to the elimination of an environmental reserve. The impact of the elimination of the reserve was partially offset by an increase in expenses at Seattle Coffee related to one-time, non-recurring personnel and concept development expenses.
(3) As a result of fresh start accounting principles that were used to record assets acquired and liabilities assumed by us in November 1992 following the reorganization of our predecessor, our operating results reflect the amortization of intangible asset value in an amount of $5.7 million per year.
(4) In 1998, we closed 14 of the former Pine Tree locations that we had previously converted to company-operated Popeyes restaurants. In 1999, we closed an additional five of the converted Popeyes restaurants, and in 2000 we accrued for the closure of an additional eight, which were subsequently closed in 2001. In 2001, we closed one converted Popeyes restaurant.
(5) Restructuring charges represent severance and other termination benefits paid to terminated employees primarily as a result of a restructuring of Seattle Coffee's operations in late 2001.
(6) In 1997, we recorded $2.5 million in franchise fees and a pre-tax $5.3 million gain that were associated with our sale of 100 previously company-operated Church's restaurants. In 2000, we recorded an aggregate pre-tax $9.8 million net gain that was associated with our sale of 23 previously company-operated Church's restaurants, 36 previously company-operated Popeyes restaurants and 11 previously company-operated Cinnabon bakeries. In 2001, we recorded an aggregate pre-tax $7.3 million net gain that was associated with our sale of 71 previously company-operated Church's restaurants, 27 previously company-operated Popeyes restaurants and 36 previously company-operated Cinnabon bakeries.
(7) In 1999, 2000 and 2001, we recorded an extraordinary loss of approximately $0.1 million, $0.2 million and $1.0 million, net of income taxes, related to the repurchases of our senior subordinated notes.
(8) EBITDA represents income from operations plus depreciation and amortization, adjusted for non-cash items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity. EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt. We believe investors find this information useful. EBITDA as defined may not be comparable to similarly-titled measures reported by other companies.

Summary of System-wide Data

   The following table presents financial and operating data for the restaurants, bakeries and cafes that we operate or franchise. The data presented in this table is unaudited. Sales information for franchised units is reported by franchisees or, in some cases, estimated by us based on other data.

                                               Fiscal Year Ended(1)
                         -------------------------------------------------------------------
                         December 28, December 27,  December 26,  December 31,  December 30,
                             1997         1998          1999          2000(1)       2001
                         ------------ ------------  ------------  ------------  ------------
System-wide sales
 (000s):
 Popeyes................  $  853,078   $  954,305    $1,068,574    $1,230,484    $1,323,349
 Church's...............     723,988      755,074       810,471       878,834       899,870
 Cinnabon(2)............          --       41,738       152,421       184,366       205,824
 Seattle Coffee
  retail(2).............          --       24,887        32,587        48,518        63,718
 Seattle Coffee
  wholesale(2)..........          --       36,411        50,368        56,720        64,795
                          ----------   ----------    ----------    ----------    ----------
  Total.................  $1,577,066   $1,812,415    $2,114,421    $2,398,922    $2,557,556
                          ==========   ==========    ==========    ==========    ==========
System-wide unit
 openings(3):
 Popeyes................         137          198           151           143           177
 Church's...............         132           87           133            98            79
 Cinnabon...............          --            6            46            81           121
 Seattle Coffee retail..          --           18            27            39            52
                          ----------   ----------    ----------    ----------    ----------
  Total.................         269          309           357           361           429
System-wide units open
 (end of period):
 Popeyes................       1,131        1,292         1,396         1,501         1,620
  Company-operated......         119          171           175           130            96
  Franchised............       1,012        1,121         1,221         1,371         1,524
 Church's...............       1,356        1,399         1,492         1,534         1,517
  Company-operated......         480          491           494           468           397
  Franchised............         876          908           998         1,066         1,120
 Cinnabon...............          --          369           388           451           544
  Company-operated......          --          212           195           187           152
  Franchised............          --          157           193           264           392
 Seattle Coffee retail..          --           71            98           132           176
  Company-operated......          --           59            76            71            77
  Franchised............          --           12            22            61            99
   Total company-
    operated............         599          933           940           856           722
   Total franchised.....       1,888        2,198         2,434         2,762         3,135
                          ----------   ----------    ----------    ----------    ----------
  Total system-wide.....       2,487        3,131         3,374         3,618         3,857
System-wide percentage
 change in comparable
 restaurant sales(4):
 Domestic:
  Popeyes...............         3.6%         5.2 %         4.4 %         3.4 %         4.2 %
  Church's..............         4.0%         4.6 %         1.1 %         0.8 %         2.3 %
  Cinnabon..............          --           --           2.4 %         4.7 %        (0.7)%
  Seattle Coffee
   retail...............          --           --           3.3 %         0.9 %        (2.0)%
 International:
  Popeyes...............         1.3%       (13.3)%        (4.8)%        (0.1)%        (6.9)%
  Church's..............         2.6%        (1.5)%        (2.7)%        (1.5)%         0.0 %
  Cinnabon..............          --           --          11.5 %         6.3 %       (21.6)%
  Seattle Coffee
   retail...............          --           --            --            --           3.1 %
Total commitments
 outstanding (end of
 period)(5).............       1,550        1,602         1,983         2,289         2,390

--------
(1) The fiscal year ended December 31, 2000 included 53 weeks. The fiscal years ended December 28, 1997, December 27, 1998, December 26, 1999 and December 30, 2001 included 52 weeks.
(2) System-wide sales for Cinnabon and Seattle Coffee in 1998 include only those sales generated after October 15, 1998 and March 18, 1998, their respective dates of acquisition.
(3) System-wide unit openings include company and franchised unit openings. Of the 429 system-wide unit openings in 2001, 26 were company unit openings and 403 were franchised unit openings. Of the 361 system-wide unit openings in 2000, 11 were company unit openings and 350 were franchised unit openings. Of the 357 system-wide unit openings in 1999, 54 were company unit openings and 303 were franchised unit openings.
(4) Restaurants, bakeries and cafes are included in the computation of comparable sales after they have been open 12 months for all periods prior to 2000 and 2001, and 15 months for 2000 and 2001. Prior year sales figures used to calculate comparable sales include sales from our Cinnabon and Seattle Coffee brands prior to our acquisition of these two businesses in 1998. Comparable sales for 2000 is calculated by comparing the 53 weeks of sales for 2000 to the prior 53 weeks, which includes the 52 weeks from 1999 plus the first week of 2000.
(5) Commitments represent obligations to open franchised restaurants, bakeries and cafes under executed development agreements. Of the total commitments outstanding as of December 30, 2001, 1,574 related to our Popeyes and Church's brands, 522 related to our Cinnabon brand, and 294 related to our Seattle Coffee brands.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 26, 1999, December 31, 2000 and December 30, 2001, should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the notes to those statements that are included elsewhere in this filing. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in this section under the heading "Risk Factors That May Affect Results of Operations and Financial Condition" and elsewhere in this filing.

General

   We operate, develop and franchise quick service restaurants, bakeries and cafes, or QSRs, primarily under the trade names Popeyes Chicken & Biscuits, Church's Chicken, Cinnabon, Seattle's Best Coffee and Torrefazione Italia Coffee. As of December 30, 2001, we operated and franchised 3,857 restaurants, bakeries and cafes in 47 states, the District of Columbia, Puerto Rico and 33 foreign countries. We also sell our premium specialty coffees through wholesale and retail distribution channels under our Seattle's Best Coffee and Torrefazione Italia Coffee brands. Our system-wide sales totaled approximately $2.6 billion in 2001.

   We commenced operations in November 1992 following the reorganization of our predecessor, which franchised and operated Popeyes and Church's restaurants. As a result of the reorganization, we were required to record our assets, including our franchise rights and goodwill, and our liabilities at their fair market value, rather than at the historical values used by our predecessor. As a result, we allocated a value of $115.6 million to these franchise rights and goodwill. Accordingly, our operating results for all periods after November 5, 1992, including the operating results contained in the following discussion and analysis, reflect the amortization of these intangible assets in an amount of $5.7 million per year. Upon our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"at the beginning of our fiscal year 2002, we will discontinue amortizing these intangible assets. Under this accounting standard, these intangible assets must be tested for impairment at least annually, and we plan to complete our impairment analysis during the first quarter of 2002. An explanation of this accounting standard is included in "Recent Accounting Pronouncements".

Acquisitions and Dispositions

   Pine Tree Acquisition. On February 10, 1998, we acquired from Pine Tree Foods, Inc. 81 leased restaurant locations, primarily located in North Carolina, South Carolina and Georgia, for approximately $24.3 million in cash. In addition, we recorded liabilities of approximately $4.0 million in connection with the acquisition. Of the purchase price, $23.7 million was allocated to goodwill. To finance this acquisition, we used existing cash and borrowings under our existing acquisition facility. We converted 66 of these locations into company-operated Popeyes restaurants at an additional cost of $16.0 million, which we borrowed under our acquisition facility, and offered the remaining 15 leaseholds for sale. We closed 14 of the 66 converted Popeyes restaurants in 1998, an additional five in 1999, accrued for the closure of an additional eight in 2000 (which were subsequently closed in 2001) and closed one additional restaurant in 2001.

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

   Unit Conversions. During fiscal year 2000, we sold 36 of our company-operated Popeyes restaurants, 23 of our company-operated Church's restaurants and 11 of our company-operated Cinnabon bakeries for aggregate cash proceeds of $25.0 million. This resulted in a one-time gain on the sale of assets of $9.8 million and $1.7 million in franchise fees. During fiscal year 2001, we sold 27 of our company-operated Popeyes restaurants, 71 of our company-operated Church's restaurants and 36 of our company-operated Cinnabon bakeries for aggregate cash proceeds of $34.5 million. This resulted in a one-time gain on the sale of assets of $7.3 million and $5.8 million in franchise and conversion fees.

Consolidated Results of Operations

   Our consolidated statements of operations include items and events that affect comparability with other periods:

  . In connection with the closure of five Popeyes restaurants in 1999, the accrual for closure of eight Popeyes restaurants in 2000 (which were subsequently closed in 2001) and the closure of one Popeyes restaurant in 2001 that we had previously converted subsequent to the Pine Tree acquisition, we recorded charges of $3.6 million in 1999, $5.4 million in 2000 and $1.5 million in 2001.

  . We wrote-off expenses of $3.8 million in 1999 related to our restaurant back office automation system that was under development, which essentially constituted the entire cost of the system.

  . General and administrative expenses for 2000 were impacted favorably by the elimination of a $4.4 million reserve related to certain contingent environmental liabilities, which we believed was no longer necessary due to the very limited number of environmental claims that we had experienced since 1993, and our purchase of a third party environmental insurance policy that provides coverage for the same potential liabilities. The impact of the elimination of the reserve was partially offset by an increase of $2.8 million in general and administrative expenses at Seattle Coffee related to one-time, non-recurring personnel and concept development expenses.

  . Restaurants, bakeries and cafes are included in the computation of comparable sales after they have been open 12 months for all periods prior to 2000, and 15 months for 2000 and 2001. Prior year sales figures used to calculate comparable sales include sales from our Cinnabon and Seattle Coffee brands prior to our acquisition of these two businesses in 1998.

  . Restructuring charges of $1.2 million in 2001 represent severance and other termination benefits paid to terminated employees primarily as a result of a restructuring of Seattle Coffee's operations in late 2001.

   Certain items in the financial statements for periods prior to 2001 have been reclassified to conform to the current presentation. These reclassifications had no effect on our reported results of operations.

   The table below presents selected revenues and expenses as a percentage of total revenues for 1999, 2000 and 2001.

                                                  Fiscal Year Ended(1)
                                         --------------------------------------
                                         December 26, December 31, December 30,
                                             1999         2000         2001
                                         ------------ ------------ ------------
Revenues:
Restaurant sales.......................      80.3%        78.2%        73.2%
Franchise revenues.....................      11.1         12.5         15.3
Wholesale revenues.....................       7.2          7.8          9.4
Other revenues.........................       1.4          1.5          2.1
                                            -----        -----        -----
  Total revenues.......................     100.0%       100.0%       100.0%
                                            -----        -----        -----
Costs and expenses:
Restaurant cost of sales(2)............      30.0         28.6         29.2
Restaurant operating expenses(2).......      51.2         51.5         50.8
Wholesale cost of sales(3).............      48.4         48.2         49.4
Wholesale operating expenses(3)........      24.4         28.5         30.3
General and administrative.............      13.8         14.1         15.6
Depreciation and amortization..........       6.0          5.8          6.0
Charges for other restaurant closings,
 excluding Pine Tree...................       0.1          0.3          0.2
Charges for Pine Tree restaurant
 closings..............................       0.5          0.7          0.2
Charges for asset write-offs from re-
 imaging...............................        --          0.2          0.3
Software write-offs....................       0.5           --           --
Restructuring charges..................        --           --          0.2
Charges for other asset write-offs.....       0.2          0.2          0.2
Net loss (gain) on sale of fixed
 assets................................        --         (1.3)        (1.1)
                                            -----        -----        -----
  Total costs and expenses.............      91.7         88.7         87.6
                                            -----        -----        -----
Income from operations.................       8.3         11.3         12.4
Interest expense, net..................       4.9          4.7          3.3
                                            -----        -----        -----
Income from continuing operations
 before income taxes...................       3.4          6.6          9.1
Income tax expense.....................       1.4          2.7          3.6
                                            -----        -----        -----
Net income from continuing operations..       2.0          3.9          5.5
Loss on early extinguishment of debt,
 net of taxes..........................        --           --          0.1
Loss from discontinued operations, net
 of taxes(4)...........................      (0.3)          --           --
                                            -----        -----        -----
Net income ............................       1.7%         3.9%         5.4%
                                            =====        =====        =====

--------
(1) The fiscal year ended December 31, 2000 included 53 weeks. The fiscal years ended December 26, 1999 and December 30, 2001 included 52 weeks.
(2) Expressed as a percentage of restaurant sales by company-operated restaurants, bakeries and cafes.
(3) Expressed as a percentage of wholesale revenues.
(4) Represents the operations of both Ultrafryer and Chesapeake.

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

   Revenues from Franchising. We earn franchise revenues through franchise agreements, domestic development agreements, and international development agreements. Our standard franchise agreement provides for the payment of a royalty fee based on the net restaurant sales of franchisees. We therefore benefit from increases in franchised restaurant sales. The royalty percentages vary by franchisee, depending on the franchise agreement and the related brand, with an average royalty of 4.5% in 2001. We record royalties as revenues when sales occur at franchised units. In addition, we record development fees under domestic and international development agreements, and fees for the purchase of a franchise, as deferred revenues when received. We recognize these fees as revenue when the restaurants for which these fees were paid are opened and all material services or conditions relating to the fees have been substantially performed or satisfied by us. As of December 30, 2001, prepaid development and franchise fees are included on our balance sheet as other liabilities.

   Revenues from Wholesale Operations. Our revenues from wholesale operations consist primarily of sales of premium specialty coffee to our franchisees, foodservice retailers, office and institutional users, supermarkets and others.

   Other Revenues. Our other revenues consist of rental income from properties owned or leased by us that we lease or sublease to franchisees and third parties, and interest income earned on notes receivable from franchisees and third parties.

 Operating Costs and Expenses

   Restaurant Cost of Sales. Our restaurant cost of sales consists primarily of food, beverage and food ingredients costs. It also includes the costs of napkins, cups, straws, plates, take-out bags and boxes. The primary elements affecting our chicken restaurant cost of sales are chicken prices, which are affected by seasonality and are normally higher during the summer months, when demand for chicken is at its peak. The primary elements affecting our bakery and cafe costs of sales are flour and Indonesian cinnamon, and green coffee beans. Other factors such as sales volume, our menu pricing, product mix and promotional activities can also materially affect the level of our restaurant cost of sales.

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

 Depreciation and Amortization Expenses

   Depreciation consists primarily of the depreciation of buildings, leasehold improvements and equipment owned by us, and amortization consists of the amortization of intangible assets. In addition, as a result of fresh start accounting principles as prescribed by AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, that were used to record assets acquired and liabilities assumed by us in November 1992 following the reorganization of our predecessor, our operating results presented for all periods after November 1992 reflect the amortization of intangible asset value in accordance with the fresh start accounting principles in an amount of $5.7 million per year. Upon our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" at the beginning of our fiscal year 2002, we will discontinue amortizing these intangible assets.

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

 Restructuring Charges

   Restructuring charges represent severance and other termination benefits paid to certain terminated employees in late 2001 pursuant primarily to a restructuring of Seattle Coffee's operations.

 Charges for Other Asset Write-Offs

   Charges for other asset write-offs include the write-off of equipment assets replaced due to normal wear.

 Net (Gain) on Sale of Assets

   Net gain on sale of assets includes the write-off of restaurant, bakery and cafe assets, and related intangible assets and the liabilities incurred by us in connection with the sale of company-operated units to franchisees.

Comparisons of Fiscal Years Ended December 30, 2001 (52 weeks) and December 31, 2000 (53 weeks)

   System-Wide Sales. System-wide sales increased by $158.6 million, or 6.6%, to approximately $2.6 billion in 2001 from approximately $2.4 billion in 2000. Excluding the fifty-third week in 2000, our system-wide sales in 2001 increased by $197.7 million, or 8.4%, compared to 2000. Our system-wide sales increase was due primarily to new franchise unit growth, an increase in comparable sales in our domestic markets and coffee wholesale revenue growth. The overall increase was partially offset by comparable sales decreases in Popeyes and Cinnabon international markets. In 2001, we and our franchisees opened 243 restaurants, bakeries and cafes domestically, and 184 restaurants, bakeries and cafes in international markets. As of December 30, 2001, there were 3,857 system-wide units open, compared to 3,618 as of December 31, 2000.

 Company-Operated Unit Sales

   Chicken. Company-operated chicken restaurant sales decreased by $52.2 million, or 11.3%, to $410.8 million in 2001 from $463.0 million in 2000. Excluding the fifty-third week in 2000, our company-operated chicken restaurant sales in 2001 decreased by $45.7 million, or 10.0%, compared to 2000. The decrease was primarily due to a net reduction of 105 company-operated units as of December 30, 2001. In 2001, we sold a total of 98 company-operated chicken restaurants to franchisees. The overall decrease in sales was partially offset by comparable sales increases at both Church's and Popeyes in 2001 of 2.8% and 4.8%, respectively. As of December 30, 2001, we had 493 company-operated chicken restaurants open, compared to 598 as of December 31, 2000.

   Bakery. Company-operated bakery sales decreased by $7.5 million, or 9.8%, to $68.4 million in 2001 from $75.9 million in 2000. Excluding the fifty-third week in 2000, our company-operated bakery sales in 2001 decreased by $5.6 million, or 7.5%, compared to 2000. The decrease was due primarily to a net reduction of 35 company-operated bakeries as of December 30, 2001. In 2001, we sold 36 units to franchisees. The overall decrease in sales was partially offset by a 1.1% increase in comparable sales in 2001. As of December 30, 2001, we had 152 company-operated bakeries open, compared to 187 as of December 31, 2000.

   Cafe. Company-operated cafe sales decreased by $0.9 million, or 3.1%, to $27.7 million in 2001 from $28.6 million in 2000. Excluding the fifty-third week in 2000, our company-operated cafe sales in 2001 decreased by $0.5 million, or 1.7%, compared to 2000. The decrease was primarily due to a reduction in comparable sales compared to the prior period in 2000. As of December 30, 2001, we had 77 company-operated cafes open, compared to 71 as of December 31, 2000.

   Wholesale Coffee Sales. Wholesale coffee sales increased by $8.1 million, or 14.2%, to $64.8 million in 2001 from $56.7 million in 2000. Excluding the fifty-third week in 2000, our wholesale coffee sales in 2001 increased by $8.8 million, or 15.7%, compared to 2000. The increase was due primarily to growth in the number of points of distribution from our wholesale accounts, despite a decrease in overall wholesale accounts. As of December 30, 2001, we had 4,208 wholesale accounts with approximately 7,200 points of distribution. As of December 31, 2000, we had 4,300 wholesale accounts with approximately 6,350 points of distribution.

 Franchise Royalties and Fees

   Chicken. Chicken franchise royalty revenues increased by $8.3 million, or 11.2%, to $82.4 million in 2001 from $74.1 million in 2000. Excluding the fifty-third week in 2000, our chicken franchise royalty revenues in 2001 increased by $9.6 million, or 13.1%, compared to 2000. The increase was due to an increase in domestic franchise comparable sales and new unit growth, partially offset by a decrease in international franchise comparable sales. As of December 30,

2001, we had 2,644 domestic and international franchised chicken restaurants open, compared to 2,437 as of December 31, 2000. Chicken franchise fee revenue increased by $3.0 million, or 38.1%, to $11.0 million in 2001 from $8.0 million in the comparable period in 2000. The increase resulted primarily from the collection of franchise and conversion fees from the sale of 98 of our units to existing and new franchisees in 2001. Additionally, 156 new domestic franchised chicken restaurants were opened in 2001, compared to 162 in the comparable period in 2000, and 95 new international franchised chicken restaurants were opened in 2001, compared to 74 in the comparable period in 2000.

   Bakery. Bakery franchise royalty revenues increased by $1.2 million, or 22.4%, to $6.8 million in 2001 from $5.6 million in 2000. Excluding the fifty-third week in 2000, our bakery franchise royalty revenues in 2001 increased by $1.3 million, or 24.3%, compared to 2000. The increase was due primarily to new unit growth, offset by a decrease in domestic and international franchise comparable sales. As of December 30, 2001, we had 392 domestic and international franchised bakeries open, compared to 264 as of December 31, 2000. Bakery franchise fee revenue increased by $2.6 million, or 190.5%, to $4.0 million in 2001 from $1.4 million in the comparable period in 2000. The increase resulted from the collection of franchise and conversion fees from the sale of 36 units to existing and new franchisees in 2001. In addition, 50 new domestic franchised bakeries were opened in 2001, compared to 40 in the comparable period in 2000, and 60 new international franchised bakeries were opened in 2001, compared to 35 in the comparable period in 2000.

   Cafe. Cafe franchise royalty revenues increased by $0.5 million, or 83.6%, to $1.2 million in 2001 from $0.7 million in 2000. The increase was primarily due to new unit growth and an increase in international franchise comparable sales, partially offset by a decrease in domestic franchise comparable sales. As of December 30, 2001, we had 99 franchised cafes open, compared to 61 as of December 31, 2000. Cafe franchise fee revenue increased by $0.1 million, or 15.5%, to $0.8 million in 2001 from $0.7 million in the comparable period in 2000. Although the number of openings in 2001 and 2000 were nearly identical, the increase in franchise fee revenue resulted from higher franchise fees collected per unit by Seattle Coffee.

   Other Revenues. Other revenues increased by $3.9 million, or 36.1%, to $14.6 million in 2001 from $10.7 million in 2000. The increase was primarily due to an increase in rental revenue from the addition of leased properties. Our conversion of company-operated units to franchised units resulted in the retention of owned land that we leased to franchisees.

 Company-Operated Operating Profit

   Chicken. Company-operated chicken restaurant operating profit decreased by $8.4 million, or 9.0%, to $85.5 million in 2001 from $93.9 million in 2000. The decrease was due primarily to a 105 company-operated unit net decrease resulting from the sale of company-operated units to franchisees, a 1.0% increase in average poultry prices and the impact of additional sales from the fifty-third week in 2000. Company-operated chicken restaurant operating profit as a percentage of company-operated chicken restaurant sales was 20.8% in 2001, compared to 20.3% in the comparable period in 2000. The increase in the operating profit margin in 2001 was due to a decrease in personnel and marketing expenses compared to 2000.

   Bakery. Company-operated bakery operating profit decreased by $1.7 million, or 11.4%, to $12.9 million in 2001 from $14.6 million in 2000. The decrease was due primarily to a 35 company-operated unit net decrease resulting from the sale of company-operated units to franchisees and the favorable impact of additional sales from the fifty-third week in 2000.

Company-operated bakery operating profit as a percentage of company-operated bakery sales was 18.9% in 2001 compared to 19.3% in 2000. The decrease in the operating profit margin in 2001 was due to an increase in marketing expenses compared to 2000.

   Cafe. Company-operated cafe operating profit decreased by $1.2 million, or 31.1%, to $2.7 million in 2001 from $3.9 million in 2000. The decrease was primarily due to increased personnel costs and shipping costs compared to the same period in 2000 and the favorable impact of additional sales from the fifty-third week in 2000. Company-operated cafe operating profit as a percentage of company-operated cafe sales was 9.7% in 2001, compared to 13.7% in the comparable period in 2000. The decrease in operating profit margin in 2001 was due to an increase in personnel expenses compared to 2000.

   Wholesale Coffee Operating Profit. Wholesale coffee operating profit was $13.2 million in both 2001 and 2000. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 20.3% in 2001, compared to 23.3% in the comparable period in 2000. The decrease in operating profit margin was due to an increase in marketing expenses.

   General and Administrative Expenses. General and administrative expenses increased by $5.6 million, or 5.5%, to $108.0 million in 2001 from $102.4 million in 2000. The increase was primarily due to increased expenses in our bakery segment from franchise operations growth and an increase in corporate expenses related to salaries and benefits. In 2000, we recorded a favorable, non-recurring elimination of an environmental reserve of $4.4 million, which was partially offset by a $2.8 million one-time, non-recurring charge in our coffee segment related to personnel and concept development expenses. General and administrative expenses as a percentage of total revenues were 15.6% in 2001 compared to 14.1% in the comparable period in 2000. Exclusive of the one-time, non-recurring items in 2000, general and administrative expenses as a percentage of total revenues were 15.6% and 14.3% in 2001 and 2000, respectively for the reasons noted above.

   Depreciation and Amortization. Depreciation and amortization decreased by $0.5 million, or 1.2%, to $ 41.3 million in 2001 from $41.8 million in 2000. The decrease was mainly due to reductions in depreciation expense resulting from the sale of company-operated chicken and bakery units to franchisees partially offset by capital additions in 2001. Depreciation and amortization as a percentage of total revenues was 6.0% in 2001, compared to 5.8% in the comparable period in 2000.

   Charges for Other Restaurant Closings. Charges for restaurant, bakery and cafe closings, other than charges for Pine Tree restaurant closings, were $1.2 million in 2001. The charges primarily related to the closing of a total of seven Church's and Popeyes restaurants, eight Cinnabon bakeries and three Seattle Coffee cafes. The $1.9 million charge in 2000 related to the closing of nine Church's units.

   Charges for Pine Tree Restaurant Closings. Charges for Pine Tree restaurant closings of $1.5 million in 2001 represents the closing of one Pine Tree restaurant upon expiration of its lease and additional lease costs related to previously closed Pine Tree units. Charges for Pine Tree restaurant closings of $5.4 million in 2000 represents the accrual for the closure of eight units which were subsequently closed during 2001.

   Charges for Asset Write-Offs from Re-imaging. Charges for asset write-offs from re-imaging of $1.9 million in 2001 and $1.7 million in 2000 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged. The re-images primarily involved Church's, Popeyes and Cinnabon units.

   Restructuring Charges. Restructuring charges were $1.2 million in 2001. The charges primarily related to severance and other termination benefits paid to terminated employees in the last quarter of fiscal year 2001 primarily relating to a restructuring of Seattle Coffee's operations.

   Charges for Other Asset Write-Offs. Charges for other asset write-offs of $1.6 million in 2001 resulted from the write-off of equipment at our company-operated chicken restaurants, as well as corporate asset write-offs. The $1.6 million charge for other asset write-offs in 2000 related to write-offs of restaurant equipment at our company-operated chicken restaurants.

   Net (Gain) on Sale of Assets. The net gain on sale of assets of $7.3 million in 2001 was primarily due to the sale of 71 Church's company-operated restaurants, 27 Popeyes company-operated restaurants and 36 Cinnabon company-operated bakeries to franchisees. The net gain on the sale of assets of $9.8 million in 2000 was mainly due to the $8.1 million gain from the sale of 35 company-operated Popeyes restaurants in the Houston, Texas area in late 2000.

   Income from Continuing Operations. Excluding restructuring charges, charges for restaurant closings, charges for Pine Tree restaurant closings, charges for asset write-offs from re-imaging, charges from other asset write-offs and the net gain on sale of assets, income from continuing operations increased by $3.3 million, or 4.0%, to $85.8 million in 2001 from $82.5 million in 2000. The increase was primarily due to new franchise unit growth, franchise and wholesale revenue increases, other revenue increases and an increase in overall domestic system-wide comparable sales. The overall increase was partially offset by a 134 net company-operated unit decrease as of December 30, 2001 compared to December 31, 2000 and the favorable impact of additional restaurant sales, franchise royalties and wholesale revenues from the fifty-third week in 2000. Excluding the elimination of a $4.4 million environmental reserve net of the $2.8 million Seattle Coffee one-time, non-recurring personnel and concept development expenses in 2000, income from continuing operations increased by $4.9 million, or 6.1%, in 2001.

   Interest Expense, Net. Interest expense decreased by $10.7 million, or 31.5%, to $23.2 million in 2001 from $33.9 million in 2000. The decrease was primarily due to lower interest rates and lower debt balances in 2001.

   Income Taxes. Our effective tax rate in 2001 was 39.5% compared to an effective tax rate of 41.9% in 2000. Our effective tax rate decreased as a result of increased benefits from our work opportunity jobs tax credit program and the reduced impact nondeductible items, such as amortization of certain intangible assets, have had on our effective tax rate as pre-tax income has increased.

   Extraordinary Loss. The extraordinary loss, net of income taxes, of $1.0 million in 2001 represents the partial write-off of debt costs and the payment of a premium related to the repurchases of $23.1 million of our senior subordinated notes. The extraordinary loss, net of income taxes, of $0.2 million in 2000 represents the partial write-off of debt costs and the payment of a net discount related to the repurchases of $17.0 million of our senior subordinated notes.

Comparisons of Fiscal Years Ended December 31, 2000 (53 weeks) and December 26, 1999 (52 weeks)

   System-Wide Sales. System-wide sales increased by $284.5 million, or 13.4%, to approximately $2.4 billion in 2000 from approximately $2.1 billion in 1999. Our system-wide sales increase was due primarily to new unit growth, an increase in comparable sales in our domestic markets and certain international franchised markets, and coffee wholesale revenue growth. In addition, the fifty-third week in 2000 contributed $39.1 million to the total increase in system-wide sales. The overall increase was partially offset by a comparable sales decrease in our Church's international markets, specifically Taiwan and Canada. In 2000, we opened 232 restaurants, bakeries and cafes domestically, and 129 restaurants, bakeries and cafes in international markets. As of December 31, 2000, there were 3,618 system-wide units open, as compared with 3,374 as of December 26, 1999.

 Company-Operated Unit Sales

   Chicken. Company-operated chicken restaurant sales increased by $0.2 million, or 0.3%, to $463.0 million in 2000 from $462.8 million in 1999. The increase was primarily due to the fifty-third week of sales in 2000, which added $6.4 million. The impact of the additional sales was substantially offset by the decrease in the number of company-operated restaurants open in 2000. In 2000, we sold or transferred a total of 71 company-operated chicken restaurants to franchisees. Additionally, Church's comparable sales decreased 0.2%, while Popeyes' comparable sales increased 0.9%. As of December 31, 2000, we had 598 company-operated chicken restaurants open, as compared with 669 as of December 26, 1999.

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

   Wholesale Coffee Sales. Wholesale coffee sales increased by $6.3 million, or 12.6%, to $56.7 million in 2000 from $50.4 million in 1999. The increase was due primarily to growth in the number of wholesale points of distribution from 6,218 as of December 26, 1999 to 6,350 as of December 31, 2000, as well as an increase in sales to existing accounts. Additionally, the fifty-third week of sales in 2000 contributed $0.7 million to the total increase.

 Franchise Royalties and Fees

   Chicken. Chicken franchise royalty revenues increased by $9.3 million, or 14.3%, to $74.1 million in 2000 from $64.8 million in 1999. The increase was due to an increase in comparable sales, new unit growth and approximately $1.2 million in royalties earned in the fifty-third week of 2000. As of December 31, 2000, we had 2,437 domestic and international franchised chicken restaurants open, as compared with 2,219 as of December 26, 1999. Chicken franchise fee revenue increased by $0.5 million, or 6.7%, to $8.0 million in 2000 from $7.5 million in 1999. The increase was primarily due to the collection of transfer and extension fees and $1.0 million in franchise fees from the sale of 35 of our company-operated Popeyes restaurants located primarily in the Houston, Texas area. The overall increase in franchise fees was partially offset by a decrease in the number of new units opened in 2000, when compared with 1999. We opened 162 new domestic franchised chicken restaurants in 2000, as compared with 172 in 1999, and 74 new international franchised chicken restaurants in 2000, as compared with 80 in 1999.

   Bakery. Bakery franchise royalty revenues increased by $1.4 million, or 31.4%, to $5.6 million in 2000 from $4.2 million in 1999. The increase was due primarily to an increase in comparable sales, new unit growth and approximately $0.1 million in royalties earned in the fifty-third week of 2000. As of December 31, 2000, we had 264 domestic and international franchised bakeries open, as compared with 193 as of December 26, 1999. Bakery franchise fee revenue increased by $0.9 million, or 181.7%, to $1.4 million in 2000 from $0.5 million in 1999. The increase resulted from our opening of 40 new domestic franchised bakeries in 2000, as compared with 30 in 1999, and 35 new international franchised bakeries in 2000, as compared with 11 in 1999.

   Cafe. Cafe franchise royalty revenues increased by $0.4 million, or 102.5%, to $0.7 million in 2000 from $0.3 million in 1999. The increase was due to new unit growth. As of December 31, 2000, we had 61 franchised cafes open, as compared with 22 as of December 26, 1999. Cafe franchise fee revenue increased by $0.6 million to $0.7 million in 2000 from $0.1 million in 1999. The increase resulted from our opening of 19 new domestic franchised cafes in 2000, as compared with six in 1999, and 20 new international franchised cafes in 2000, as compared with four in 1999.

   Other Revenues. Other revenues increased by $1.3 million, or 13.8%, to $10.7 million in 2000 from $9.4 million in the comparable period in 1999. The increase in other revenues was primarily due to an increase in rental revenue from the addition of leased properties. Our conversion of company-operated units to franchised units resulted in additional properties that we leased to franchisees.

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

   Wholesale Coffee Operating Profit. Wholesale coffee operating profit decreased by $0.8 million, or 5.7%, to $13.2 million in 2000 from $14.0 million in 1999. The decrease was due primarily to higher distribution costs. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 23.3% in 2000, as compared with 27.6% in 1999.

   General and Administrative Expenses. General and administrative expenses increased by $5.9 million, or 6.1%, to $102.4 million in 2000 from $96.5 million in 1999. The increase was due to additional expenses incurred in the fifty-third week of 2000 and $2.8 million in one-time, non-recurring expenses at Seattle Coffee related to personnel and concept development expenses. The overall increase in general and administrative expenses was partially offset by a decrease in corporate general and administrative expenses due to the elimination of a $4.4 million environmental reserve in 2000. We believed that the reserve was no longer necessary due to the very limited number of environmental claims that we had experienced since 1993, and our purchase of a third party environmental insurance policy that provides coverage for the same potential liabilities. General and administrative expenses as a percentage of total revenues were 14.1% in 2000, as compared with 13.8% in 1999.

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

   Charges for Pine Tree Restaurant Closings. Charges for Pine Tree restaurant closings increased by $1.8 million, or 50.0%, to $5.4 million in 2000 from $3.6 million in 1999. These charges resulted from the accrual for the closure of eight more of the 66 Pine Tree restaurants (subsequently closed in 2001) that previously had been converted to Popeyes restaurants in 2000, as compared with five Pine Tree restaurant closings in 1999.

   Charges for Asset Write-Offs from Re-imaging. Charges for asset write-offs from re-imaging of $1.7 million in 2000 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged during 2000.

   Charges for Other Asset Write-Offs. Charges for other asset write-offs of $1.6 million in 2000 related to write-offs of restaurant equipment at our company-operated chicken restaurants. The $1.2 million charge for other asset write-offs in 1999 related to write-offs of restaurant equipment at our company-operated chicken restaurants and corporate equipment write-offs.

   Net (Gain) on Sale of Assets. The net gain on sale of assets of $9.8 million in 2000 was primarily due to the $8.1 million gain on the sale of 35 company-operated Popeyes restaurants in the Houston, Texas area in December 2000. The remaining $1.7 million of gain was due primarily to the net gain on the sale of assets of 35 restaurants and bakeries.

   Income from Continuing Operations. Excluding charges for restaurant closings, charges for Pine Tree restaurant closings, charges for asset write-offs from re-imaging, software write-offs and the net gain on sale of assets, income from continuing operations increased by $14.9 million, or 22.0%, to $82.5 million in 2000 from $67.6 million in 1999. The increase was due to new unit growth, wholesale and franchise revenue increases, an increase in comparable sales and lower depreciation expenses. The increase was partially offset by a decrease in company-operated chicken restaurant sales due to the sale or transfer to franchisees of 82 Church's, Popeyes and Cinnabon company-operated units in 2000.

   Interest Expense, Net. Interest expense decreased by $0.1 million, or 0.3%, to $33.9 million in 2000 from $34.0 million in 1999. The decrease was mainly due to a decrease in capital lease obligation interest as a result of a reduction in capital lease obligations.

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

Liquidity and Capital Resources

   We have financed our business activities primarily with funds generated from operating activities, proceeds from the sale of company-operated units to franchisees, proceeds from the sale of our common stock in our initial public offering, proceeds from the issuance of our senior subordinated notes and borrowings under our bank credit facility.

   Net cash provided by operating activities for 2001, 2000 and 1999 was $71.3 million, $62.3 million and $54.8 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of December 26, 1999, December 31, 2000 and December 30, 2001 was $3.3 million, $4.2 million and $1.2 million, respectively. The decrease in available cash and cash equivalents, net of bank overdrafts, in 2001 was mainly due to the paydown of our credit facility debt and our senior subordinated note repurchases. The increase in available cash and cash equivalents, net of bank overdrafts, in 2000 was due primarily to the sale of our company-operated units to franchisees in 2000 and an increase in cash from operations. The decrease in available cash and cash equivalents, net of bank overdrafts, in 1999 was due primarily to the timing of accounts payable payments made at year end 1999.

   Net cash used in investing activities in 2001, 2000 and 1999 was $21.7 million, $24.8 million and $47.4 million, respectively. In 2001, we invested $56.0 million in property and equipment and $5.9 million in connection with our turnkey development program, which was offset by the receipt of $39.7 million in proceeds from the sale of fixed assets and turnkey units. In 2000, we invested $51.5 million in property and equipment and $3.1 million in connection with our turnkey development program, which was offset by the receipt of $28.7 million in proceeds from the sale of fixed assets and turnkey units. In 1999, we invested $53.3 million in property and equipment and $3.8 million in connection with our turnkey development program.

   Net cash used in financing activities in 2001, 2000 and 1999 was $60.4 million, $36.4 million and $2.0, respectively. In 2001 we made principal payments of $79.9 million under our bank credit facility, using $46.0 million in proceeds from our initial public offering and $6.3 million from the exercise of options to purchase our common stock. Also in 2001, we repurchased $23.1 million of our senior subordinated notes. In 2000, we made principal payments of $12.7 million under our bank credit facility and repurchased approximately $17.0 million of our senior subordinated notes. In 1999, we made principal payments of approximately $10.4 million on our term loans, and repurchased approximately $8.0 million of our senior subordinated notes. In addition, we amended our bank credit facility and borrowed an additional $25.0 million pursuant to a Tranche B term loan. We repaid $6.0 million under our acquisition facility and $7.0 million under our revolving credit facility in 1999.

   Based upon our current level of operations and anticipated growth, we believe that available cash provided from operating activities, together with the proceeds from the exercise of stock options, available borrowings under our bank credit facility ($113.0 million available as of December 30, 2001) and proceeds obtained from the sale of company-operated restaurants, bakeries and cafes to franchisees will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments under our senior subordinated notes and our bank credit facility through December 2002.

   Prior to June 30, 2002, we intend to refinance or amend the bank credit facility to, among other things, extend the maturity date.

Capital Expenditures

   Our capital expenditures consist of re-imaging activities, new unit construction and development, equipment replacements, maintenance and general capital improvements, capital expenditures related to our Seattle Coffee wholesale operations, the purchase of new restaurant, bakery and cafe equipment, and improvements at various corporate offices. In particular, capital expenditures related to re-imaging activities consist of significant restaurant, bakery and cafe renovations, upgrades and improvements, which on a per restaurant basis typically cost between $70,000 and $160,000.

   During 2001, we invested $56.0 million in various capital projects, including $12.3 million in new restaurant, bakery and cafe locations, $21.1 million in our re-imaging program, $2.9 million in our Seattle Coffee wholesale, production and distribution operations, $10.9 million in other capital assets to maintain, replace and extend the lives of restaurant, bakery and cafe equipment and facilities, and

$8.8 million to complete other projects. Of the $56.0 million invested in 2001, $17.2 million was funded from the sale of fixed assets.

   During 2000, we invested $51.5 million in various capital projects, including $10.1 million in new restaurant, bakery and cafe locations, $19.3 million in our re-imaging program, $2.4 million in our Seattle Coffee wholesale operations, $4.7 million in new management information systems, $11.3 million in other capital assets to maintain, replace and extend the lives of restaurant, bakery and cafe equipment and facilities, and $3.7 million to complete other corporate projects. Of the $51.5 million invested in 2000, $12.9 million was funded from the sale of fixed assets.

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

Long Term Debt

   Bank Credit Facility. In May 1997, we entered into a credit agreement with Goldman Sachs Credit Partners L.P., Canadian Imperial Bank of Commerce and certain other lenders, which consisted of a $50.0 million, five-year Tranche A term loan, a $25.0 million revolving credit facility and a $100.0 million acquisition facility. Under the terms of the bank credit facility, we may also obtain letters of credit. The outstanding balance of the Tranche A term loan is due in installments through June 30, 2002. The outstanding balance of the acquisition facility is due in full, without installments, on June 30, 2002. The Tranche A term loan, the acquisition facility and the revolving credit facility bear interest at our election at either a defined base rate plus an applicable margin, or LIBOR plus an applicable margin. The interest rate margins are based on financial leverage ratios, and may fluctuate because of a change in these ratios. The margins are currently 0.125% for the defined base rate and 1.125% for the LIBOR rate. We pay yearly commitment fees on the unused portions of our revolving credit facility and acquisition facility in an amount ranging from 0.25% to 0.50% of the unused amounts, based on certain financial ratios, as well as a customary annual agent's fee. We also pay fees of 1.625% of amounts outstanding under letters of credit issued under the bank credit facility, plus standard issuance and administrative charges.

   In connection with the acquisition of Cinnabon, we amended our bank credit facility to add a $50.0 million Tranche B term loan, which is due in installments through June 30, 2004. In October 1999, we further amended our bank credit facility to add an additional $25.0 million to the borrowing capacity under our Tranche B term loan. At our election, the Tranche B term loan bears interest at a defined base rate plus an applicable margin or LIBOR plus an applicable margin. The interest rate margins are based on financial leverage ratios, and may fluctuate because of a change in these ratios. The margins are currently 1.50% for the defined base rate and 2.50% for the LIBOR rate.

   Amounts repaid or prepaid under the Tranche A and Tranche B term loans may not be re-borrowed. In connection with our initial public offering in March 2001, we amended our bank credit facility to allow for amounts that remain available for borrowing, or that have been repaid or prepaid, under the acquisition facility, to be borrowed or re-borrowed for potential acquisitions, as well as for expenditures required for our new re-imaging program and general corporate purposes, through June 30, 2002. Amounts repaid or prepaid under the revolving credit facility may be re-borrowed through June 30, 2002.

  Prior to June 30, 2002, we intend to refinance all this indebtedness or amend the bank credit facility to, among other things, extend the maturity date.

   Principal repayments under the term loans have been due in quarterly installments of $0.1 million since December 31, 1998 and increase to $5.6 million beginning on September 30, 2002. As of December 30, 2001, total amounts outstanding under our bank credit facility included: Tranche A term loan--$17.0 million due in installments through June 30, 2002; Tranche B term loan--$51.7 million due in installments, through June 30, 2004; and acquisition facility--$10.0 million due in full, without installments, on June 30, 2002.

   Under our revolving credit facility, there were no outstanding borrowings and $5.3 million in outstanding letters of credit as of December 30, 2001.

   The bank credit facility contains financial and other covenants, including covenants requiring us to maintain various financial ratios, restricting our ability to incur indebtedness or to create or suffer to exist various liens, and restricting the amount of capital expenditures that we may incur. The bank credit facility also restricts our ability to engage in mergers or acquisitions, sell assets, enter into leases or make junior payments, including cash dividends. As of the date of this filing, we were in compliance with all required covenants. Upon our receipt of proceeds from the sale of assets or certain other events, we generally are required to prepay the term loans, acquisition facility and revolving credit facility, unless such proceeds are reinvested in certain assets. The bank credit facility is secured by a first priority security interest in substantially all of our assets. Our subsidiaries are required to guarantee our obligations under the bank credit facility.

   Southtrust Line of Credit. We have an agreement with Southtrust consisting of a $5.0 million revolving line of credit, renewable each year on May 30. Our monthly interest payments are based on LIBOR plus an applicable margin. As of December 30, 2001, the margin was 1.125%. We also pay a quarterly 0.5% commitment fee on the unused portion of this line of credit.

   Under our Southtrust line of credit, there was $1.7 million outstanding as of December 30, 2001.

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

   The senior subordinated notes restrict us from incurring additional non-permitted indebtedness, engaging in certain mergers or consolidations, paying cash dividends, making certain restricted payments or investments (including certain stock repurchases), granting certain liens or permitting subsidiaries to incur guarantees of indebtedness. Upon the occurrence of a change in control, each holder of the notes may require us to repurchase all or a portion of the notes of the holder at 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. As of the date of this filing, we were in compliance with all required covenants. The senior subordinated notes are unsecured and are subordinate in right of payment to all existing and future senior indebtedness.

   During the fourth quarter of 1999, we repurchased $8.0 million of our senior subordinated notes at a slight discount using proceeds from our Tranche B term loan. During the first quarter of 2000, we repurchased $5.0 million of our senior subordinated notes at a slight premium. In the second quarter of 2000, we repurchased an additional $12.0 million of our senior subordinated notes at a slight discount. The repurchases in 2000 were financed with cash from operations. During the second quarter of 2001, we repurchased $7.0 million of our senior subordinated notes at a premium. During the third quarter of 2001, we repurchased an additional $16.1 million of our senior subordinated notes at a premium. These repurchases were funded with proceeds from the sale of company-operated units to franchisees, cash from operations and proceeds from our bank credit facility. From time to time, we may repurchase more of our senior subordinated notes in the open market.

Information Technology Outsourcing

   In August 1994, the Company entered into an information technology outsourcing contract with IBM. The contract was amended in June 1999 and expires July 31, 2004.

   We have future minimum cash commitments under this contract as of December 30, 2001 are as follows (in thousands):

   Year                                                                 Amount
   ----                                                                 -------
   2002................................................................ $ 7,511
   2003................................................................   7,730
   2004................................................................   4,238
                                                                        -------
   Estimated remaining payments due under contract..................... $19,479
                                                                        =======

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

   The payment of bonuses that may be required under our Long-Term Employee Success Plan, whether in cash or stock, may have a material adverse effect on our earnings per share for the fiscal quarter and year in which the bonuses are paid, and could adversely affect our compliance with the covenants and restrictions contained in our bank credit facility and our senior subordinated notes indenture. Further, we may not have sufficient cash resources to pay these bonuses in cash at the time they become payable, which would cause us to pay all or a portion of the bonuses using shares of our common stock. Assuming that the financial performance standards were achieved as of the date of this filing, we estimate that we would be obligated to pay bonuses with an aggregate value of up to approximately $75 million. However, assuming that our historical employee turnover and retention rates continue, and that either of the financial performance standards was achieved as of December 28, 2003, we estimate that we would only be obligated to pay bonuses with an aggregate value of up to approximately $46 million.

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

Tax Matters

   We are continuously involved in US, state and local tax audits for income, franchise, property and sales and use taxes. In general, the statute of limitations remains open with respect to tax returns that were filed for each fiscal years after 1997 and certain state tax returns for which we have agreed to extend the statute of limitations to allow for a complete and accurate tax audit to be performed. Currently, the IRS is auditing fiscal year 1999, and the state of Texas, our largest state of operations, is auditing fiscal years 1996-2000. Presently, we do not believe that we have any tax matters that could materially affect our financial position or results of operations.

   In connection with our Cinnabon acquisition, we acquired net operating loss carryforwards of $13.4 million and tax credit carryforwards of $1.8 million. The utilization of these tax carryforwards is restricted under the Internal Revenue Code. Consequently, the deferred tax asset related to these items has been fully offset on our balance sheet with a valuation allowance of $7.1 million. Accordingly, the balance sheet does not reflect a net deferred tax asset for these net operating loss and tax carryforwards.

Recent Accounting Pronouncements

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As issued, this statement was to become effective for financial statements for periods beginning after June 15, 1999. However, in June 1999, Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" was issued. As a result, the statement became effective beginning after June 15, 2000. In June 2000, Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued. This statement amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. The implementation of FASB Statement No. 133 and FASB Statement No. 138 did not have a material effect on our consolidated financial statements.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement of Financial Accounting Standards No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. Statement of Financial Accounting Standards No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The statement changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of the statement, which for us will be the beginning of fiscal year 2002, we will no longer amortize existing goodwill and certain other intangibles determined by management to have an indefinite life, thereby reducing amortization expense for fiscal year 2002 by approximately $6.6 million after taxes, or approximately $0.20 per diluted share. We plan to complete our impairment analysis during the first quarter of 2002 and will recognize impairment, if any, at that time.

   In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. Statement of Financial Accounting Standards No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees and the associated asset retirement costs. Statement of Financial Accounting Standards No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We do not anticipate the adoption of Statement of Financial Accounting Standards No. 143 will have a material effect on our financial position or results of operations.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement of Financial Accounting Standards No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends ARB No. 51, "Consolidated Financial Statements". Statement of Financial Accounting Standards No. 144 retains many of the requirements of Statement of Financial Accounting Standards No. 121 and the basic provisions of Opinion 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. Statement of Financial Accounting Standards No. 144 furthermore resolves significant implementation issues related to Statement of Financial Accounting Standards No. 121. The provisions of Statement of Financial Accounting Standards No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. We do not anticipate the adoption of Statement of Financial Accounting Standards No. 144 will have a material effect on our financial position or results of operations.

Risks Factors That May Affect Results of Operations and Financial Condition

   Certain statements we make in this filing, and other written or oral statements made by or on behalf of us, may constitute "forward-looking statements" within the meaning of the federal securities laws. Words or phrases such as "should result," "are expected to," "we anticipate," "we estimate," "we project," "we believe," or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following risk factors, and others that we may add from time to time, are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements.

If the cost of chicken or green coffee beans increases, our cost of sales will increase and our operating results could be adversely affected.

   The principal food products used by our company-operated and franchised restaurants and cafes are chicken and green coffee beans. Any material increase in the costs of these food products could adversely affect our operating results. In particular, for 1999, 2000 and 2001, approximately 47%, 46% and 50% of the cost of sales for our company-operated chicken restaurants were attributable to the purchase of fresh chicken. Our cost of sales is significantly affected by increases in the cost of chicken, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, and greater international demand for domestic chicken products. Because our purchasing agreements for fresh chicken allow the prices that we pay for chicken to fluctuate, a rise in the prices of chicken products could expose us to cost increases. In addition, the supply and prices of green coffee beans are volatile. Although most coffee beans trade in the commodity market, the prices of the coffee beans of the quality that we use tend to trade on a negotiated basis at a premium above the commodity market prices. The supply and prices of coffee beans can be affected by many factors, including the weather and political and economic conditions in producing countries. If we fail to anticipate and react to increasing food costs by adjusting our purchasing practices, our cost of sales may increase and our operating results could be adversely affected.

If we face labor shortages or increased labor costs, our growth and operating results could be adversely affected.

   Labor is a primary component in the cost of operating our restaurants, bakeries and cafes. As of December 30, 2001, we employed 10,684 hourly-paid employees in our company-operated units. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our and our franchisees' ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant, bakery and cafe managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas. Although we have not yet experienced any significant problems in recruiting or retaining employees, any future inability to recruit and retain sufficient individuals may delay the planned openings of new units. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.

If we are unable to franchise a sufficient number of restaurants, bakeries and cafes, our growth strategy could fail.

   As of December 30, 2001, we franchised 2,395 Popeyes, Church's, Cinnabon and Seattle Coffee units domestically and 740 units in Puerto Rico and 33 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants, bakeries and cafes, both through sales of new franchises and sales of existing company-operated units to new and existing franchisees. If we are unable to franchise a sufficient number of restaurants, bakeries and cafes, our growth strategy could fail.

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

   Our operating results are increasingly dependent on our franchisees and, in some cases, certain franchisees that operate a large number of our restaurants and bakeries. How well our franchisees operate their units is outside of our direct control. Any failure of these franchisees to operate their franchises successfully could adversely affect our operating results. From the beginning of 1996 to December 30, 2001, the number of our franchised units increased from 1,477 to 3,135. We currently have over 575 franchisees. In addition, one of our domestic franchisees currently operates over 150 Popeyes restaurants, another domestic franchisee currently operates approximately 100 Church's restaurants, and another domestic franchisee currently operates over 100 Cinnabon bakeries. In addition, each of our international franchisees is generally responsible for the development of significantly more restaurants, bakeries and cafes than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully.

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

   Foodservice businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. We and our franchisees are, from time to time, the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may harm the reputation of our and our franchisees' restaurants, bakeries or cafes, regardless of whether the allegations are valid, we are found liable or those concerns relate only to a single unit or a limited number of units. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also adversely affect our business as a whole. If we are unable to adapt to changes in consumer preferences and trends, or we have adverse publicity due to any of these concerns, we may lose customers and our revenues may decline.

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

   Our Seattle Coffee brands compete directly with specialty coffees sold at retail through supermarkets, specialty retailers, and a growing number of specialty coffee cafes. Seattle Coffee also competes directly with all restaurant and beverage outlets that serve coffee, including Starbucks, and a growing number of espresso kiosks, carts, and coffee cafes. Starbucks has far more units, greater brand recognition and greater financial resources, all of which may affect our ability to compete with Starbucks. Our Seattle Coffee brands compete indirectly with all other coffees on the market, including those marketed and sold by companies such as Kraft Foods, Procter & Gamble and Nestle.

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

   We are also subject to regulation by the Federal Trade Commission and to state and foreign laws that govern the offer, sale and termination of franchises and the refusal to renew franchises. The failure to comply with these regulations in any jurisdiction or to obtain required approvals could result in a ban or temporary suspension on future franchise sales or fines or require us to make a recission offer to franchisees, any of which could adversely affect our business and operating results.

If our senior management left us, our operating results could be adversely affected, and we may not be able to attract and retain additional qualified management personnel.

   We are dependent on the experience and industry knowledge of Frank J. Belatti, our Chairman of the Board and Chief Executive Officer, Dick R. Holbrook, our President and Chief Operating Officer, Gerald J. Wilkins, our Executive Vice President and Chief Financial Officer, and other members of our senior management. If for any reason our senior executives do not continue to be active in management, our operating results could be adversely affected. Additionally, we cannot assure you that we will be able to attract and retain additional qualified senior executives as needed in the future. We have entered into employment agreements with each of Messrs. Belatti, Holbrook and Wilkins; however, these agreements do not ensure their continued employment with us.

We continue to increase the size of our franchisee system, and this growth may place a significant strain on our resources.

   The continued growth of our franchisee system will require the implementation of enhanced business support systems, management information systems and additional management, franchise support and financial resources. Failure to implement these systems and secure these resources could have a material adverse effect on our operating results. There can be no assurance that we will be able to manage our expanding franchisee system effectively.

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

Bonuses that may be payable pursuant to our Long-Term Employee Success Plan could have a material adverse effect on our earnings for the fiscal quarter and year in which the bonuses are paid, and could adversely affect our compliance with the covenants and restrictions contained in our bank credit facility and senior subordinated notes indenture.

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

   The payment of bonuses that may be required under our Long-Term Employee Success Plan, whether in cash or stock, may have a material adverse effect on our earnings per share for the fiscal quarter and year in which the bonuses are paid, and could adversely affect our compliance with the covenants and restrictions contained in our bank credit facility and senior subordinated notes indenture. Further, we may not have sufficient cash resources to pay these bonuses in cash at the time they become payable, which would cause us to pay all or a portion of the bonuses using shares of our common stock. Assuming that the financial performance standards were achieved as of the date of this filing, we estimate that we would be obligated to pay bonuses with an aggregate value of up to approximately $75 million. If neither of our financial performance standards has been achieved by December 28, 2003, the plan and our obligation to make any payments under the plan would terminate. However, assuming that our historical employee turnover and retention rates continue, and that either of the financial performance standards was achieved as of December 28, 2003, we estimate that we would be obligated to pay bonuses with an aggregate value of up to approximately $46 million.

Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.

   As of December 30, 2001, we had 740 franchised restaurants, bakeries and cafes in Puerto Rico and 33 foreign countries, including a significant number of franchised restaurants in Asia. Our revenues from foreign franchisees consist of royalties and other fees payable in U.S. dollars. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees' operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees' operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries.

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

   We franchise our restaurants, bakeries and cafes to various franchisees. While we try to ensure that the quality of our brands and branded products is maintained by all of our franchisees, we cannot be certain that these franchisees will not take actions that adversely affect the value of our intellectual property or reputation.

   We have registered certain trademarks and have other trademark registrations pending in the U.S. and foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries in which we do business and may never be registered in all of these countries. We cannot be certain that we will be able to adequately protect our trademarks or that our use of these trademarks will not result in liability for trademark infringement, trademark dilution or unfair competition.

   There can be no assurance that all of the steps we have taken to protect our intellectual property in the U.S. and foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Further, through acquisitions of third parties, we may acquire brands and related trademarks that are subject to the same risks as the brands and trademarks we currently own.

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

   Approximately 140 of our owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination, as well as any other environmental conditions at our properties that are unrelated to underground storage tanks. If we are found liable for the costs of remediation of contamination at any of these properties, our operating expenses would likely increase and our operating results would be materially adversely affected. We have obtained insurance coverage that we believe will be adequate to cover any potential environmental remediation liabilities. However, there can be no assurance that the actual costs of any potential remediation liabilities will not materially exceed the amount of our policy limits.

Our bank credit facility and senior subordinated notes indenture may limit our ability to expand our business, and our ability to comply with the covenants, tests and restrictions contained in these agreements may be affected by events that are beyond our control.

   Our bank credit facility and senior subordinated notes indenture contain financial and other covenants requiring us, among other things, to maintain financial ratios and meet financial tests, restricting our ability to incur indebtedness, engage in mergers, acquisitions or reorganizations, pay dividends, and create or allow liens, and restricting the amount of capital expenditures that we may incur in any fiscal year. Additionally, the majority of our bank credit facility matures in June 2002, and our senior subordinated notes are due in May 2007. The restrictive covenants in our bank credit facility or indenture may limit our ability to expand our business, and our ability to comply with these provisions and to repay or refinance our bank credit facility or indenture may be affected by events beyond our control. A failure to make any required payment under our bank credit facility or indenture or to comply with any of the financial and operating covenants included in the bank credit facility and indenture would result in an event of default, permitting the lenders to accelerate the maturity of the indebtedness. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

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

 Interest Rate Risk

   Our net exposure to interest rate risk consists of our senior subordinated notes and borrowings under our bank credit facility. Our senior subordinated notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under our senior subordinated notes as of December 30, 2001 was $126.9 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of December 30, 2001, the fair value of our senior subordinated notes exceeded the carrying amount by approximately $6.3 million. Our bank credit facility has borrowings made pursuant to it that bear interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. The balances outstanding under our credit facility as of December 30, 2001 and December 31, 2000 totaled $80.5 million and $158.6 million, respectively. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our credit facility would be approximately $0.8 million and $1.6 million, respectively.

 Chicken Market Risk

   Our cost of sales is significantly affected by increases in the cost of chicken, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, and greater international demand for domestic chicken products. In order to ensure favorable pricing for our chicken purchases in the future, reduce volatility in chicken prices, and maintain an adequate supply of fresh chicken, our purchasing cooperative has entered into two types of chicken purchasing contracts with chicken suppliers. The first is a grain-based "cost-plus" pricing contract that utilizes prices that are based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the "Georgia whole bird market value". Under this contract, we and our franchisees pay the market price plus a premium for the cut specifications for our restaurants. The market-priced contracts have maximum and minimum prices that we and our franchisees will pay for chicken during the term of the contract. Both contracts have terms ranging from two to three years with provisions for certain annual price adjustments. In 1999, 2000 and 2001, approximately 47%, 46% and 50% of the cost of sales for Popeyes and Church's was attributable to the purchase of fresh chicken. In 2001, we increased our purchase volume under the cost-plus pricing contracts, and reduced purchases under the market-based contracts, in order to further reduce our exposure to rising chicken prices.

 Coffee Bean Market Risk

   Our principal raw material in our Seattle Coffee operations is green coffee beans. The supply and prices of green coffee beans are volatile. Although most coffee beans trade in the commodity market, the prices of the coffee beans of the quality that we use tend to trade on a negotiated basis at a premium above the commodity market prices, depending upon supply and demand at the time of purchase. The supply and prices of coffee beans can be affected by many factors, including weather, political and economic conditions in producing countries. We typically enter into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year, as negotiated with the individual supplier. As of December 30, 2001, we had commitments to purchase green coffee beans at a total cost of $12.6 million, which we anticipate will satisfy most of our green coffee bean requirements through December 2002.

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

                                   Part III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   We refer you to our Proxy Statement for the 2002 Annual Meeting of Stockholders under the headings "Election of Directors and Director Biographies," "Board of Directors Information" and "General--Compliance with
Section 16(a) Beneficial Ownership Reporting Requirements." Biographical information on our executive officers is contained in Item 1 of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

   We refer you to our Proxy Statement for the 2002 Annual Meeting of Stockholders under the headings "Executive Compensation," "Board of Directors Information," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Year End Option Value Table," "Employment Agreements," and "General--Compensation Committee Interlocks and Insider Participation."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   We refer you to our Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Stock Ownership."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   We refer you to our Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Insider Transactions."

                                    Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

   The following consolidated financial statements appear immediately following this Item 14:

                                                                         Pages
                                                                         -----
   Report of Independent Public Accountants.............................  F-1
   Consolidated Balance Sheets as of December 31, 2000 and December 30,
    2001................................................................  F-2
   Consolidated Statements of Operations for the Years ended December
    26, 1999, December 31, 2000 and December 30, 2001...................  F-3
   Consolidated Statements of Changes in Shareholders' Equity for the
    Years ended December 26, 1999, December 31, 2000 and December 30,
    2001................................................................  F-4
   Consolidated Statements of Cash Flows for the Years Ended December
    26, 1999, December 31, 2000 and December 30, 2001...................  F-5
   Notes to Consolidated Financial Statements...........................  F-7

   We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our consolidated financial statements, including the notes to those statements.

(b) Current Reports on Form 8-K

   We filed a Current Report on Form 8-K dated December 20, 2001 under "Item 5, Other Events and Regulation FD Disclosure" to report certain events in anticipation of upcoming communications with shareholders.

(c) Exhibits

 Exhibit
 Number                                  Description
 -------                                 -----------
  3.1(a)     Articles of Incorporation of Registrant, as amended.
  3.2(a)     Amended and Restated Bylaws of Registrant.
  4.1(a)     Indenture dated as of May 21, 1997 between AFC Enterprises, Inc.
             ("AFC") and United States Trust of New York, as Trustee, with respect to the 10 1/4% Senior Subordinated Notes due 2007.
  4.2(a)     Exchange and Registration Rights Agreement, dated as of May 21,
             1997, by and among AFC, Goldman, Sachs & Co., CIBC Wood Gundy
             Securities Corp. and Donaldson, Lufkin & Jenrette Securities
             Corporation.
  4.3(c)     Amended and Restated Credit Agreement, dated as of October 15,
             1998 (the "Amended and Restated Credit Agreement"), among AFC and
             Goldman Sachs Credit Partners L.P., as Syndication Agent and Lead
             Arranger (the "Syndication Agent") and the financial institutions listed therein (the "Lenders") and Canadian Imperial Bank of
             Commerce ("CIBC"), as Administrative Agent.
  4.4(a)     Security Agreement, dated May 21, 1997, by and between AFC and
             CIBC, as Administrative Agent.
  4.5(a)     Pledge Agreement, dated May 21, 1997, by and between AFC and CIBC, as Administrative Agent.

 Exhibit
 Number                                  Description
 -------                                 -----------
  4.6(a)     Trademark Collateral Security Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.
  4.7(a)     Collateral Account Agreement, dated as of May 21, 1997, by and between AFC and CIBC, as Administrative Agent.
  4.8(a)     Form of Mortgage, Assignment of Rents, Security Agreement and
             Fixture Filing, dated as of May 21, 1997, between AFC and CIBC, as
             Administrative Agent.
  4.9(h)     Form of Registrant's common stock certificate.
 10.1(a)     Stockholders Agreement dated April 11, 1996 (the "1996
             Stockholders Agreement") among FS Equity Partners III, L.P. and FS
             Equity Partners International, L.P., CIBC, Pilgrim Prime Rate
             Trust, Van Kampen American Capital Prime Rate Income Trust, Senior
             Debt Portfolio, ML IBK Positions, Inc., Frank J. Belatti, Dick R.
             Holbrook, Samuel N. Frankel (collectively, the "Shareholders") and
             AFC, as amended by amendment No. 1 to the 1996 Stockholders'
             Agreement dated as of May 1, 1996 by and among the Shareholders and PENMAN Private Equity and Mezzanine Fund, L.P.
 10.2(h)     Form of Popeyes Development Agreement, as amended.
 10.3(h)     Form of Popeyes Franchise Agreement.
 10.4(h)     Form of Church's Development Agreement, as amended.
 10.5(h)     Form of Church's Franchise Agreement.
 10.6(a)     Formula Agreement dated July 2, 1979 among Alvin C. Copeland,
             Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell
             J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried
             Chicken, Inc., as amended to date.
 10.7(a)     Supply Agreement dated March 21, 1989 between New Orleans Spice
             Company, Inc. and Biscuit Investments, Inc.
 10.8(a)     Recipe Royalty Agreement dated March 21, 1989 by and among Alvin
             C. Copeland, New Orleans Spice Company, Inc. and Biscuit
             Investments, Inc.
 10.9(a)     Licensing Agreement dated March 11, 1976 between King Features
             Syndicate Division of The Hearst Corporation and A. Copeland
             Enterprises, Inc.
 10.10(a)    Assignment and Amendment dated January 1, 1981 between A. Copeland
             Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King
             Features Syndicate Division of The Hearst Corporation.
 10.11(a)    Letter Agreement dated September 17, 1981 between King Features
             Syndicate Division of The Hearst Corporation, A. Copeland
             Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.
 10.12(a)    License Agreement dated December 19, 1985 by and between King
             Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc.
             and A. Copeland Enterprises, Inc.
 10.13(a)    Letter Agreement dated July 20, 1987 by and between King Features
             Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and
             A. Copeland Enterprises, Inc.
 10.14(a)    Employment Agreement dated as of December 4, 1995 between AFC and
             Samuel N. Frankel, as amended through February 8, 2001.*
 10.15(a)    1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*

 Exhibit
 Number                                  Description
 -------                                 -----------
 10.16(a)    1996 Nonqualified Performance Stock Option Plan--Executive of AFC,
             effective as of April 11, 1996.*
 10.17(a)    1996 Nonqualified Performance Stock Option Plan--General of AFC,
             effective as of April 11, 1996.*
 10.18(a)    1996 Nonqualified Stock Option Plan of AFC, effective as of April
             11, 1996.*
 10.19(a)    Form of Nonqualified Stock Option Agreement--General between AFC and stock option participants.*
 10.20(a)    Form of Nonqualified Stock Option Agreement--Executive between AFC and certain key executives.*
 10.21(a)    1996 Employee Stock Bonus Plan--Executive of AFC effective as of
             April 11, 1996.*
 10.22(a)    1996 Employee Stock Bonus Plan--General of AFC effective as of
             April 11, 1996.*
 10.23(a)    Form of Stock Bonus Agreement--Executive between AFC and certain executive officers.*
 10.24(a)    Form of Stock Bonus Agreement--General between AFC and certain executive officers.*
 10.25(a)    Form of Secured Promissory Note issued by certain members of management.
 10.26(a)    Form of Stock Pledge Agreement between AFC and certain members of management.
 10.27(a)    AFC 1994 Supplemental Benefit Plan for Executive Officers dated
             May 9, 1994.*
 10.28(a)    AFC 1994 Supplemental Benefit Plan for Senior and Executive Staff
             Officer dated April 19, 1994.*
 10.29(a)    AFC 1994 Supplemental Benefit Plan for Senior Officers/General
             Manager dated May 9, 1994.*
 10.30(a)    AFC 1994 Supplemental Benefit Plan for Designated Officers dated
             May 9, 1994.*
 10.31(a)    Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated
             May 29, 1997.
 10.32(b)    Credit Agreement dated August 12, 1997, between AFC and Banco
             Popular De Puerto Rico for Turnkey Development program financing.
 10.33(f)    Shareholder Agreement by and among AFC Franchise Acquisition Corp.
             and other signatories dated as of August 13, 1998.
 10.34(c)    AFC Deferred Compensation Plan dated as of January 1, 1998 and
             First Amendment to Deferred Compensation Plan dated as of December
             31, 1998.*
 10.35(g)    AFC Enterprises, Inc. 1999-2003 Long-Term Employee Success Plan,
             effective January 1, 1999.*
 10.36+(h)   Supply Agreement dated October 5, 1998 between Church's Operators
             Purchasing Association, Inc. and Cagle's, Inc. ("Cagle's "92"), as
             amended.
 10.37+(h)   Supply Agreement dated October 5, 1998 between AFC d/b/a Popeyes
             Chicken and Biscuits and Cagle's, as amended.
 10.38+(h)   Supply Agreement dated April 1, 1999 between Church's Operators
             Purchasing Association, Inc. and Tyson Foods, Inc, as amended.

 Exhibit
 Number                                  Description
 -------                                 -----------
 10.39(h)    Stockholders Agreement dated as of March 18, 1998 among FS Equity
             Partners III, L.P., FS Equity Partners International, L.P., the
             new shareholders identified therein and AFC.
 10.40(h)    Form of Cinnabon Development Agreement.
 10.41(h)    Form of Cinnabon Franchise Agreement.
 10.42(h)    Form of Seattle's Best Coffee Development Agreement, as amended.
 10.43(h)    Form of Seattle's Best Coffee Franchise Agreement.
 10.44(a)    Indemnification Agreement dated April 11, 1996 by and between AFC and Ronald P. Spogli.*
 10.45(a)    Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*
 10.46(a)    Indemnification Agreement dated May 1, 1996 by and between AFC and
             Kelvin J. Pennington.*
 10.47(a)    Indemnification Agreement dated April 11, 1996 by and between AFC and Matt L. Figel.*
 10.48(a)    Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*
 10.49(h)    First Amendment to the Amended and Restated Credit Agreement dated as of October 1, 1999 by and among AFC, the Syndication Agent, the
             Lenders, CIBC and the Subsidiary Guarantors listed thereto.
 10.50(h)    Employment Agreement dated as of December 8, 2000 between AFC and
             Frank J. Belatti.*
 10.51(h)    Employment Agreement dated as of December 8, 2000 between AFC and
             Dick R. Holbrook.*
 10.52(h)    Employment Agreement dated as of December 8, 2000 between AFC and
             Gerald J. Wilkins.*
 10.53(h)    Employment Agreement dated as of December 8, 2000 between AFC and
             Hala Moddelmog.*
 10.54(h)    Employment Agreement dated as of December 8, 2000 between AFC and
             Jon Luther, as amended.*
 10.55(h)    Amendment No. 3 to the 1996 Stockholders Agreement dated as of
             February 8, 2001 by and among AFC and the other signatories thereto.
 10.56(h)    Second Amendment to Deferred Compensation Plan dated as of July
             24, 2000.*
 10.57(h)    Substitute Nonqualified Stock Option Plan, effective March 17,
             1998.
 10.58(h)    Second Amendment to Amended and Restated Credit Agreement dated as of February 6, 2001 by and among AFC, the Syndication Agent, the
             Lenders, CIBC, the Subsidiary Guarantors listed thereto, and the other signatories thereto.
 10.59(h)    Fourth Amendment to Employment Agreement dated as of February 9,
             2001 between AFC and Samuel N. Frankel.*
 10.60(h)    First Amendment to Employment Agreement dated February 8, 2001 between AFC and Frank J. Belatti.*

 Exhibit
 Number                                Description
 -------                               -----------
 10.61(h)    First Amendment to Employment Agreement dated February 8, 2001 between AFC and Dick R. Holbrook.*
 10.62(h)    First Amendment to Employment Agreement dated February 8, 2001 between AFC and Gerald J. Wilkins.*
 10.63(h)    First Amendment to Employment Agreement dated February 8, 2001 between AFC and Hala Moddelmog.*
 10.64(h)    Amendment to Second Cagles Agreement dated February 23, 2001 between Supply Management Services, Inc. and Cagles.
 10.65(i)    Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Frank J. Belatti.*
 10.66(i)    Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Dick R. Holbrook.*
 10.67(i)    Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Gerald J. Wilkins.*
 10.68(i)    Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Hala Moddelmog.*
 10.69(i)    Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Jon Luther.*
 10.70(i)    Indemnification Agreement dated May 16, 2001 by and between AFC and Gerald J. Wilkins.*
 10.71(i)    Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*
 10.72(i)    Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*
 10.73(i)    Indemnification Agreement dated May 16, 2001 by and between AFC and R. William Ide, III.*
 21.1        Subsidiaries of AFC.
 23.1        Consent of Arthur Andersen LLP.

--------
+  Certain portions of this exhibit have been granted confidential treatment.
* Management contract, compensatory plan or arrangement required to be filed as an exhibit.
(a) Filed as an exhibit to the Registration Statement of AFC on Form S-4 (Registration No. 333-29731) on June 20, 1997 and incorporated by reference herein.
(b) Filed as an exhibit to the Form 10-Q of AFC for the quarter ended September 7, 1997 on October 21, 1997 and incorporated by reference herein.
(c) Filed as an exhibit to the Form 10-K of AFC for the year ended December 27, 1998 on March 29, 1999 and incorporated by reference herein.
(d) Filed as an exhibit to the Form 10-Q of AFC for the quarter ended March 22, 1998 on May 6, 1998 and incorporated by reference herein.
(e) Filed as an exhibit to the Current Report on Form 8-K of AFC on August 28, 1998 and incorporated by reference herein.

(f) Filed as an exhibit to the Current Report on Form 8-K of AFC on October 29, 1998 and incorporated by reference herein.
(g) Filed as an exhibit to the Form 10-Q of AFC for the quarter ended June 13, 1999 on July 28, 1999 and incorporated by reference herein.
(h) Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-52608) on December 20, 2000 and incorporated by reference herein.
(i) Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of February 2002.

                                          AFC ENTERPRISES, INC.

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

              Signature                         Title(s)                 Date
              ---------                         --------                 ----

       /s/ Frank J. Belatti            Chairman of the Board and   February 20, 2002
______________________________________  Chief Executive Officer
           Frank J. Belatti             (Principal Executive
                                        Officer)

      /s/ Gerald J. Wilkins            Executive Vice President,   February 20, 2002
______________________________________  Chief Financial Officer
          Gerald J. Wilkins             and Director
                                        (Principal Financial and
                                        Accounting Officer)

       /s/ Dick R. Holbrook            President, Chief Operating  February 20, 2002
______________________________________  Officer and Director
           Dick R. Holbrook

      /s/ Victor Arias, Jr.            Director                    February 20, 2002
______________________________________
          Victor Arias, Jr.

       /s/ Carolyn H. Byrd             Director                    February 20, 2002
______________________________________
           Carolyn H. Byrd

        /s/ Matt L. Figel              Director                    February 20, 2002
______________________________________
            Matt L. Figel

     /s/ R. William Ide, III           Director                    February 20, 2002
______________________________________
         R. William Ide, III

     /s/ Kelvin J. Pennington          Director                    February 20, 2002
______________________________________
         Kelvin J. Pennington

              Signature                         Title(s)                 Date
              ---------                         --------                 ----

         /s/ John M. Roth              Director                    February 20, 2002
______________________________________
             John M. Roth

       /s/ Ronald P. Spogli            Director                    February 20, 2002
______________________________________
           Ronald P. Spogli

        /s/ Peter Starrett             Director                    February 20, 2002
______________________________________
            Peter Starrett

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of AFC Enterprises, Inc.:

   We have audited the accompanying consolidated balance sheets of AFC Enterprises, Inc. (a Minnesota corporation), and subsidiaries (collectively referred to hereafter as "the Company") as of December 31, 2000 and December 30, 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 26, 1999, December 31, 2000, and December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and December 30, 2001 and the results of their operations and their cash flows for the years ended December 26, 1999, December 31, 2000 and December 30, 2001 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 1, 2002

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                 As of December 31, 2000 and December 30, 2001

                     (in thousands, except per share data)

                                                            12/31/00  12/30/01
Assets:                                                     --------  --------
Current assets:
 Cash and cash equivalents................................. $ 23,615  $ 12,826
 Accounts and current notes receivable, net................   16,796    24,611
 Prepaid income taxes......................................       --     1,610
 Inventories...............................................   14,838    16,080
 Deferred income taxes.....................................    1,044       880
 Prepaid expenses and other................................    2,546     3,202
                                                            --------  --------
   Total current assets....................................   58,839    59,209
                                                            --------  --------
Long-term assets:
 Notes receivable, net.....................................    7,292    10,034
 Deferred income taxes.....................................    1,728     2,353
 Property and equipment, net...............................  266,464   255,123
 Assets under contractual agreement, net...................    7,638     7,230
 Other assets..............................................   13,281    14,013
 Franchise value and trade name, net.......................   75,484    69,707
 Goodwill, net.............................................  105,428   101,791
 Other intangible assets, net..............................    3,295     3,754
                                                            --------  --------
   Total long-term assets..................................  480,610   464,005
                                                            --------  --------
   Total assets............................................ $539,449  $523,214
                                                            ========  ========
Liabilities and Shareholders' Equity:
Current liabilities:
 Accounts payable.......................................... $ 24,155  $ 28,738
 Bank overdrafts...........................................   19,415    11,656
 Current portion of long-term debt.........................    8,418    21,571
 Current portion of capital lease obligations..............    1,765       263
 Short-term borrowings.....................................       --     1,746
 Current portion of acquisition line of credit.............    9,300    10,000
 Income taxes payable......................................    2,979     2,564
 Accrued interest..........................................    2,674     1,787
 Accrued insurance expenses................................    2,081       911
 Accrued employee compensation.............................    5,570     4,834
 Accrued employee benefit expenses.........................    5,903     6,247
 Other accrued expenses....................................    5,832     5,302
                                                            --------  --------
   Total current liabilities...............................   88,092    95,619
                                                            --------  --------
Long-term liabilities:
 Long-term debt, net of current portion....................  238,800   174,113
 Capital lease obligations, net of current portion.........    2,149     1,686
 Acquisition line of credit, net of current portion........   52,700        --
 Other liabilities.........................................   28,141    28,075
                                                            --------  --------
   Total long-term liabilities.............................  321,790   203,874
                                                            --------  --------
   Total liabilities.......................................  409,882   299,493
                                                            --------  --------
Commitments and contingencies (Note 15)
Shareholders' Equity:
 Preferred stock ($.01 par value; 2,500,000 shares
  authorized; 0 issued)....................................       --        --
 Common stock ($.01 par value; 50,000,000 shares
  authorized; 26,351,717 and 30,441,887 shares issued,
  respectively)............................................      263       304
 Capital in excess of par value............................  155,525   212,587
 Notes receivable--officers, including accrued interest....   (7,670)   (7,631)
 Treasury stock, at cost (12,238 shares)...................     (131)       --
 Accumulated retained earnings (deficit)...................  (18,420)   18,461
                                                            --------  --------
   Total shareholders' equity..............................  129,567   223,721
                                                            --------  --------
   Total liabilities and shareholders' equity.............. $539,449  $523,214
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

            For the Years Ended December 26, 1999, December 31, 2000
                             and December 30, 2001

                     (in thousands, except per share data)

                                                         Year Ended
                                               -------------------------------
                                                12/26/99  12/31/00   12/30/01
                                               ---------- ---------  ---------
                                               (52 Weeks) (53 Weeks) (52 Weeks)
Revenues:
 Restaurant sales............................   $560,440  $567,436   $506,955
 Franchise revenues..........................     77,463    90,367    106,273
 Wholesale revenues..........................     50,716    56,720     64,795
 Other revenues..............................      9,397    10,697     14,554
                                                --------  --------   --------
  Total revenues.............................    698,016   725,220    692,577
                                                --------  --------   --------
Costs and expenses:
 Restaurant cost of sales....................    167,979   162,478    148,017
 Restaurant operating expenses...............    287,066   292,508    257,784
 Wholesale cost of sales.....................     24,371    27,356     32,037
 Wholesale operating expenses................     12,325    16,147     19,620
 General and administrative..................     96,535   102,419    108,043
 Depreciation and amortization...............     42,126    41,812     41,321
 Charges for other restaurant closings,
  excluding Pine Tree........................        835     1,943      1,217
 Charges for Pine Tree restaurant closings...      3,600     5,406      1,487
 Charges for asset write-offs from re-
  imaging....................................         --     1,692      1,852
 Software write-offs.........................      3,830        --         --
 Restructuring charges.......................         --        --      1,169
 Charges for other asset write-offs..........      1,179     1,633      1,625
 Net (gain) on sale of assets................         --    (9,766)    (7,345)
                                                --------  --------   --------
  Total costs and expenses...................    639,846   643,628    606,827
                                                --------  --------   --------
Income from continuing operations............     58,170    81,592     85,750
Other expenses:
 Interest, net...............................     34,007    33,871     23,190
                                                --------  --------   --------
Net income from continuing operations before
 income taxes................................     24,163    47,721     62,560
Income tax expense...........................     10,008    19,999     24,676
                                                --------  --------   --------
Net income from continuing operations........     14,155    27,722     37,884
Extraordinary loss on early extinguishment of
 debt, net of income taxes...................       (126)     (207)    (1,003)
Discontinued operations:
(Loss) from operations of Chesapeake Bagel,
 net of income tax benefit...................       (638)       --         --
(Loss) on sale of Chesapeake Bagel, net of
 income tax benefit..........................     (1,742)       --         --
Income (loss) from operations of Ultrafryer,
 net of income tax...........................        436       (51)        --
                                                --------  --------   --------
Net income...................................   $ 12,085  $ 27,464   $ 36,881
                                                ========  ========   ========
Basic earnings per common share:
 Net income attributable to common stock from
  continuing operations......................   $   0.54  $   1.05   $   1.28
 Net extraordinary loss on early
  extinguishment of debt.....................      (0.01)    (0.01)     (0.03)
 Loss from discontinued operations...........      (0.07)       --         --
                                                --------  --------   --------
 Net income..................................   $   0.46  $   1.04   $   1.25
                                                ========  ========   ========
Diluted earnings per common share:
 Net income attributable to common stock from
  continuing operations......................   $   0.50  $   0.97   $   1.21
 Net extraordinary loss on early
  extinguishment of debt.....................      (0.01)    (0.01)     (0.03)
 Loss from discontinued operations...........      (0.07)       --         --
                                                --------  --------   --------
 Net income..................................   $   0.42  $   0.96   $   1.18
                                                ========  ========   ========

          See accompanying notes to consolidated financial statements.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

            For the Years Ended December 26, 1999, December 31, 2000
                             and December 30, 2001

                                 (in thousands)

                                                          Year Ended
                                                  ----------------------------
                                                  12/26/99  12/31/00  12/30/01
                                                  --------  --------  --------
Common stock:
 Balance at beginning of period.................. $    261  $    263  $    263
 Issuance of common stock........................       --        --        31
 Issuance of common stock under option plans.....        2        --        10
                                                  --------  --------  --------
 Balance at end of period........................      263       263       304
                                                  --------  --------  --------
Capital in excess of par value:
 Balance at beginning of period..................  151,763   153,411   155,525
 Issuance of common stock........................       --        --    45,974
 Issuance of common stock under option plans.....    1,648     2,114    11,517
 Cancellation of shares..........................       --        --      (429)
                                                  --------  --------  --------
 Balance at end of period........................  153,411   155,525   212,587
                                                  --------  --------  --------
Notes receivable--officers:
 Balance at beginning of period..................   (6,138)   (6,991)   (7,670)
 Notes receivable additions, net of discount.....     (421)     (171)       --
 Notes and interest receivable payments..........       64        27       299
 Interest receivable.............................     (390)     (421)     (433)
 Amortization of discount........................     (106)     (114)     (125)
 Retirement of notes from cancellation of common
  stock..........................................       --        --       298
                                                  --------  --------  --------
 Balance at end of period........................   (6,991)   (7,670)   (7,631)
                                                  --------  --------  --------
Treasury shares:
 Balance at beginning of period..................       --        --      (131)
 Repurchase of common stock at cost..............       --      (131)       --
 Cancellation of shares..........................       --        --       131
                                                  --------  --------  --------
 Balance at end of period........................       --      (131)       --
                                                  --------  --------  --------
Accumulated retained earnings (deficit):
 Balance at beginning of period..................  (57,969)  (45,884)  (18,420)
 Net income (loss)...............................   12,085    27,464    36,881
                                                  --------  --------  --------
 Balance at end of period........................  (45,884)  (18,420)   18,461
                                                  --------  --------  --------
 Total shareholders' equity...................... $100,799  $129,567  $223,721
                                                  ========  ========  ========




           See accompanying notes to consolidated financial statements.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

            For the Years Ended December 26, 1999, December 31, 2000
                             and December 30, 2001

                                 (in thousands)

                                                         Year Ended
                                               -------------------------------
                                                12/26/99  12/31/00   12/30/01
                                               ---------- ---------  ---------
                                               (52 Weeks) (53 Weeks) (52 Weeks)
Cash flows provided by (used in) operating
 activities:
 Net income...................................  $ 12,085  $ 27,464   $ 36,881
                                                --------  --------   --------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization...............    42,622    41,897     41,321
  Extraordinary loss on early extinguishment
   of debt....................................       212       356      1,657
  Provision for credit losses.................     1,064     1,504      1,372
  (Gain) on disposition and retirement of
   long-lived assets..........................        --    (9,766)    (7,345)
  Charges for restaurant closings, excluding
   Pine Tree..................................       835     1,943      1,217
  Charges for Pine Tree restaurant closings...     3,600     5,406      1,487
  Loss on disposition of Chesapeake...........     4,789        --         --
  Charges for asset write-offs from re-
   imaging....................................        --     1,692      1,852
  Software write-offs.........................     3,830        --         --
  Charges for other asset write-offs..........     1,259     1,816      1,312
  Amortization of debt issuance costs.........     1,372     1,640      1,633
  Amortization of notes receivable--officers
   discount...................................      (106)     (114)      (125)
  Compensation expense from stock options.....     1,465     1,694        350
  Deferred tax expense (benefit)..............     5,071     7,150       (461)
 Change in operating assets and liabilities:
  (Increase) decrease in accounts receivable..    (3,751)     (683)    (9,287)
  (Increase) decrease in inventories..........    (3,598)     (689)    (1,673)
  (Increase) decrease in prepaid expenses and
   other......................................     2,466       655     (2,267)
  (Increase) decrease in other assets.........      (510)      421     (2,821)
  Increase (decrease) in accounts payable.....   (16,969)  (12,296)     4,785
  Increase (decrease) in accrued expenses.....     2,599    (4,457)    (3,019)
  Increase (decrease) in income taxes
   payable....................................       218     3,015      4,410
  Increase (decrease) in other liabilities....    (3,794)   (6,343)        50
                                                --------  --------   --------
  Total adjustments...........................    42,674    34,841     34,448
                                                --------  --------   --------
 Net cash provided by operating activities....    54,759    62,305     71,329
                                                --------  --------   --------
Cash flows provided by (used in) investing
 activities:
 Proceeds from disposition of property held
  for sale....................................     4,644    24,508     35,277
 Investment in property and equipment.........   (53,278)  (51,489)   (56,011)
 Proceeds from sales of discontinued
  operations..................................     2,312       550         --
 Proceeds from sale of turnkey development....     1,696     4,200      4,418
 Investments in turnkey development...........    (3,758)   (3,086)    (5,912)
 Investment in Pine Tree intangible and fixed
  assets......................................      (102)       --         --
 Investment in SCC intangible and fixed
  assets......................................      (858)       --         --
 Notes receivable additions...................    (1,052)     (200)      (129)
 Payments received on notes...................     3,018       736        663
                                                --------  --------   --------
 Net cash used in investing activities........   (47,378)  (24,781)   (21,694)
                                                --------  --------   --------

(Continued)

           See accompanying notes to consolidated financial statements.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

            For the Years Ended December 26, 1999, December 31, 2000
                             and December 30, 2001

                                 (in thousands)

                                                          Year Ended
                                               --------------------------------
                                                12/26/99   12/31/00   12/30/01
                                               ---------- ---------- ----------
                                               (52 Weeks) (53 Weeks) (52 Weeks)
Cash flows provided by (used in) financing
 activities:
 Principal payments of long-term debt.........  $(10,424)  $(12,711)  $(27,975)
 Proceeds from long-term debt.................    25,000         --         --
 Net borrowings under Acquisition line of
  credit......................................    (6,000)        --    (52,000)
 Net borrowings under Revolving line of
  credit......................................    (7,000)        --      1,746
 Increase (decrease) in bank overdrafts, net..    12,968        199     (7,759)
 Principal payments for capital lease
  obligations.................................    (7,707)    (6,213)    (3,507)
 Principal payments on senior subordinated
  notes.......................................    (8,020)   (16,980)   (23,115)
 Notes receivable additions to officers.......      (421)      (171)        --
 Notes and interest receivable--officers
  payments....................................        64         27        299
 Notes receivable--officers accrued interest..      (390)      (421)      (433)
 Issuance of common stock from IPO, net.......        --         --     46,005
 Issuance of common stock from option plans
  and other...................................       185         53      6,315
 Stock issuance costs.........................        --         --         --
 Debt issuance costs..........................      (206)       (57)        --
 Treasury stock purchases.....................        --       (131)        --
                                                --------   --------   --------
 Net cash used in financing activities........    (1,951)   (36,405)   (60,424)
                                                --------   --------   --------
 Net increase (decrease) in cash and cash
  equivalents.................................     5,430      1,119    (10,789)
 Cash and cash equivalents at beginning of
  period......................................    17,066     22,496     23,615
                                                --------   --------   --------
 Cash and cash equivalents at end of period...  $ 22,496   $ 23,615   $ 12,826
                                                ========   ========   ========

               Supplemental Disclosure of Cash Flow Information

 Cash interest paid (net of capitalized
  amounts)....................................  $ 33,205   $ 33,335   $ 23,548
 Cash paid for income taxes, net of refunds...  $    142   $  9,002   $ 22,098

                  Noncash Investing and Financing Activities

 Capital lease and note payable additions.....  $    255   $     12   $     --
 Net increase (decrease) in property and
  equipment accruals..........................  $  2,530   $  2,358   $ (2,471)
 Cancellation of treasury shares..............  $     --   $     --   $    131
 Retirement of officers' notes from
  cancellation of common stock................  $     --   $     --   $    298
 Notes receivable--other......................  $  1,900   $  4,582   $  3,615

           See accompanying notes to consolidated financial statements.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            For the Years Ended December 26, 1999, December 31, 2000
                             and December 30, 2001

1. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of AFC Enterprises, Inc., a Minnesota corporation, and its wholly-owned subsidiaries, AFC Properties, Inc. and Seattle Coffee Company ("SCC"), both Georgia corporations, Cinnabon International, Inc. ("CII"), a Delaware corporation, and Church's Texas Holdings, LLC and AFC Holdings of Texas, LLC, both Georgia limited liability companies. All significant intercompany balances and transactions are eliminated in consolidation. The consolidated entity is referred to herein as "AFC" or "the Company".

   Church's Texas Holdings, LLC and AFC Holdings of Texas, LLC, both of which are Texas limited liability companies, are the parent companies of CT Restaurants, LP, a Texas limited partnership. SCC is the parent company of two wholly-owned subsidiaries, Seattle's Best Coffee, LLC and Torrefazione Italia, LLC, both of which are Washington limited liability companies. CII is the parent company of one subsidiary, Cinnabon Inc., a Washington corporation.

 Nature of Operations

   The Company is primarily a multi-concept quick service restaurant company. The Company operates and franchises quick service restaurants, bakeries and cafes primarily under the trade names Popeyes(R) Chicken & Biscuits ("Popeyes"), Church's Chicken(TM) ("Church's"), Seattle's Best Coffee(R) ("SBC"), Torrefazione Italia(R) Coffee ("TI") and Cinnabon(R) ("Cinnabon"). The Company also operates a wholesale coffee business. In 1999, the Company sold its Chesapeake Bagel ("Chesapeake") franchise rights and system (See Note 17). In 2000, the Company also sold its Ultrafryer division, a restaurant equipment manufacturing plant that produces proprietary gas fryers and other custom-fabricated restaurant equipment for sale to distributors, franchisees and other foodservice operators (See Note 17). Chesapeake and Ultrafryer have been classified as discontinued operations in the accompanying financial statements.

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

   The Company has a 52/53-week fiscal year ending on the last Sunday in December. The 1999 and 2001 fiscal years consisted of 52 weeks each, while the 2000 fiscal year consisted of 53 weeks. Certain items in the prior period consolidated financial statements, and notes thereto, have been reclassified to conform to the current presentation.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As issued, this statement was to become effective for financial statements for periods beginning after June 15, 1999. However, in June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133" was issued. As a result, the statement became effective beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued. This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 did not have a material effect on the Company's financial position or results of operations, as AFC's chicken supply contracts and forward coffee purchases qualify for the normal purchases and sales exclusion as provided under SFAS No. 133 (See Note 15).

   In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaced SFAS No. 125 of the same name, was issued. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is also effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures for prior comparative financial statements are not required. The Company is currently not affected by the Statement's requirements.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interest for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The statement changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach. Upon adoption of the statement, which for the Company will be the beginning of fiscal year 2002, amortization of current goodwill and certain other intangibles determined by management to have an indefinite life will cease, thereby reducing amortization expense for 2002 by approximately $6.6 million after taxes, or approximately $0.20 per diluted share. The Company plans to complete its impairment analysis during the first quarter of 2002 and will recognize impairment, if any, at that time.

   In June 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of leases and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES
recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not anticipate the adoption of SFAS No. 143 will have a material effect on the Company's financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends ARB No. 51 "Consolidated Financial Statements." SFAS No. 144 retains many of the requirements of SFAS No. 121 and the basic provisions of Opinion 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 furthermore resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company does not anticipate the adoption of SFAS No. 144 will have a material effect on the Company's financial position or results of operations.

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

 Accounts Receivable

   Accounts receivable consist primarily of amounts due from franchisees related to royalties, rents and miscellaneous equipment sales and foodservice accounts related to wholesale coffee sales. The accounts receivable balances are stated net of reserves for doubtful accounts.

   A summary of changes in the allowance for doubtful accounts is as follows (in thousands):

                                                             12/31/00  12/30/01
                                                             --------  --------
   Balance, beginning of period............................. $   438   $ 1,077
   Provisions...............................................   1,627     1,372
   Recoveries and miscellaneous other.......................      53       281
   Write-offs...............................................  (1,041)   (1,122)
                                                             -------   -------
   Balance, end of period................................... $ 1,077   $ 1,608
                                                             =======   =======

 Notes Receivable

   Notes receivable consist primarily of notes from franchisees and third parties to finance acquisitions of certain restaurants or properties from the Company and to finance certain past due royalties, rents, interest or other amounts. The Company has also provided financial support to certain franchisees in converting their restaurants to the Company's brands. In connection with the

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES
sale of Chesapeake in 1999 and Ultrafryer in 2000, the Company received notes receivable of $1.5 million and $4.6 million, respectively (See Note 17). In addition, the Company received a note receivable of $2.7 million with the sale of 24 Popeyes restaurants in 2001. The $8.6 million remaining balance of these three notes as of December 30, 2001 is included in the notes receivable balance. The current portion of notes receivable of $0.5 million and $0.8 million as of December 31, 2000 and December 30, 2001, respectively, are included in accounts and current notes receivable. Interest rates on the notes range from 6.0% to 11.5%. The notes receivable balances are stated net of allowances for uncollectibility.

   A summary of changes in the allowance for uncollectible notes is as follows (in thousands):

                                                               12/31/00 12/30/01
                                                               -------- --------
   Balance, beginning of period...............................  $ 371     $182
   Provisions.................................................   (123)      --
   Recoveries and miscellaneous other.........................      2       45
   Write-offs.................................................    (68)      --
                                                                -----     ----
   Balance, end of period.....................................  $ 182     $227
                                                                =====     ====

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

 Assets Under Contractual Agreement

   In the second quarter of 2000, AFC transferred certain long-lived assets to a company owned by a former AFC employee in exchange for shares of preferred stock of that company. Concurrent with the transfer of assets, which consisted of restaurant equipment for twelve Popeyes restaurants, the company became a Popeyes franchisee. In compliance with applicable accounting rules, AFC cannot remove these assets from its books and records, and as such, AFC has classified these assets

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES
under the category "Assets Under Contractual Agreement" in the accompanying balance sheet. Consequently, AFC did not record an investment for the shares of preferred stock received in the transaction. As of December 31, 2000 and December 30, 2001 these assets included the following (in thousands):

                                                                   2000   2001
                                                                  ------ ------
   Property and equipment, net................................... $2,174 $1,913
   Goodwill, net.................................................  5,464  5,317
                                                                  ------ ------
                                                                  $7,638 $7,230
                                                                  ====== ======

 Intangible Assets

   Intangible assets consist primarily of franchise value, trade name, trademarks and goodwill. These assets are being amortized on a straight-line basis. Beginning in fiscal year 2002, the Company will discontinue amortizing goodwill and certain other intangible assets in accordance with SFAS No. 142. The estimated useful lives used in computing amortization are as follows:

        Asset Classification                                    Number of Years
        --------------------                                    ---------------
   Franchise value and trade name..............................     20 - 40
   Goodwill ...................................................     20 - 40
   Other.......................................................      3 - 20

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

   During fiscal year 2000, the Company sold 36 company-operated Popeyes restaurants, 23 company-operated Church's restaurants and 11 company-operated Cinnabon bakeries for aggregate proceeds of $25.0 million. This resulted in a one-time gain on the sale of assets of $9.8 million and $1.7 million in franchise fees. During fiscal year 2001, AFC sold 27 company-operated Popeyes restaurants, 71 company-operated Church's restaurants and 36 company-operated Cinnabon bakeries for aggregate proceeds of $34.5 million. This resulted in a one-time gain on the sale of assets of $7.3 million and $5.8 million in franchise and conversion fees.

   In 1999, 2000 and 2001, the Company closed five, accrued for the closure of an additional eight (which were closed in 2001) and closed one, respectively, company-operated Popeyes restaurants acquired in connection with the acquisition of Pine Tree Foods, Inc. The write-offs associated with these units were approximately $3.6 million, $5.4 million and $1.5 million, respectively, and are reflected in "charges for Pine Tree restaurant closings" in the accompanying consolidated statements of operations.

   The Company wrote-off $3.8 million in 1999 related to the Company's restaurant back office automation system that was under development, which (with the 1998 write-off of $5.0 million)

                   F-12AFC ENTERPRISES, INC. AND SUBSIDIARIES essentially constituted the entire cost of the system. Total write-off charges are included in "software write-offs" in the accompanying consolidated statements of operations.

 Reverse Stock Split

   On February 7, 2001, the Company effected a two-for-three reverse stock split.

 Cancellation of Treasury Shares

   During 2001, the Company cancelled treasury shares with an approximate value of $0.1 million.

 Stock-Based Employee Compensation

   The Company accounts for stock options under the intrinsic value method. Had compensation expense for all of the Company's stock option plans been determined under the fair value method, the Company's net income would have been reduced to the following pro forma amounts (in thousands except per share amounts):

                                                          For the Year Ended
                                                      --------------------------
                                                      12/26/99 12/31/00 12/30/01
                                                      -------- -------- --------
   Net income:
    As reported...................................... $12,085  $27,464  $36,881
                                                      =======  =======  =======
    Pro forma........................................ $12,019  $27,301  $35,832
                                                      =======  =======  =======
   Basic earnings per share:
    As reported...................................... $  0.46  $  1.04  $  1.25
                                                      =======  =======  =======
    Pro forma........................................ $  0.46  $  1.04  $  1.21
                                                      =======  =======  =======
   Diluted earnings per share:
    As reported...................................... $  0.42  $  0.96  $  1.18
                                                      =======  =======  =======
    Pro forma........................................ $  0.42  $  0.95  $  1.14
                                                      =======  =======  =======

   Because the fair value method of accounting has not been applied to options issued prior to December 15, 1994, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

   The fair value of each option in 1999 and 2000 is estimated on the date of grant using the "minimum value" method with the following weighted-average assumptions used for grants in 1999 and 2000: risk-free interest rates ranging from approximately 4.5% to 6.7%; expected lives of approximately 10 years and 7 years for the 1996 Nonqualified Performance Stock Option Plan and the 1996 Nonqualified Stock Option Plan, respectively (See Note 11). The fair value of each option in 2001 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grant in 2001: risk-free interest rate of 4.39%; expected dividend yields of 0.0%; expected lives of 4.6 years; expected volatility of 35.0%.

 Franchise Revenues

   The Company generates revenues from franchising through the following agreements with its franchisees:

  Franchise Agreements. In general, the Company's franchise agreements provide for the payment of a franchise fee for each opened franchised restaurant, bakery and cafe. The franchise agreements also generally require the franchisees to pay the Company a royalty ranging from 3% to 5% of sales and an advertising fund contribution ranging from 1% to 4% of

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES
  sales. Certain older franchise agreements provide for lower royalties and advertising fund contributions.

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

 Wholesale Revenues

   Wholesale revenues are generated from the Company's specialty coffee wholesaling operations. Revenue from wholesale sales is recognized when shipped.

 Other Revenues

   The Company's other revenues consist of rental income from properties owned and leased by the Company, which are leased or subleased to franchisees and third parties and interest income earned on notes receivable from franchisees and other parties.

 Insurance Programs

   The Company maintains insurance coverages for general and auto liability, employee medical and workers' compensation, except for workers' compensation liabilities in the State of Texas, where the Company is self-insured against such liabilities. The Company's insurance coverages for general and auto liability and workers' compensation, excluding workers' compensation in the State of Texas, were on a "guaranteed cost" insurance arrangement until September 21, 2001. Subsequent to September 21, 2001, the Company entered into a high deductible program. During 2000, the Company secured a third party insurance policy for environmental coverage.

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

 International Operations

   The Company is exposed, to a limited degree, to changes in international economic conditions and currency fluctuations due to its international franchise operations. The Company has not historically maintained any hedges against foreign currency fluctuations, although the Company did enter into foreign currency hedging agreements in 1999, 2000 and 2001 with respect to the Korean Won. Net losses recorded by the Company during the past three years related to foreign currency fluctuations have not been material to the Company's results of operations. For fiscal years 1999, 2000 and 2001, royalties and other revenues from foreign franchisees represented 1.7%, 2.2% and 2.5%, respectively, of the Company's total revenues.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

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

   The carrying amount and fair value of the Company's 10.25% Senior Subordinated Notes as of December 31, 2000 and December 30, 2001 are as follows (in thousands):

                                                 2000              2001
                                           ----------------- -----------------
                                           Carrying   Fair   Carrying   Fair
                                            Value    Value    Value    Value
                                           -------- -------- -------- --------
   10.25% Senior Subordinated Notes....... $150,000 $139,500 $126,885 $133,229
                                           ======== ======== ======== ========

3. Inventories

   The major components of inventory are as follows (in thousands):

                                                            12/31/00 12/30/01
                                                            -------- --------
   Food and beverage items, preparation and packaging
    materials.............................................. $14,162  $15,954
   Equipment, promotional and other........................     676      126
                                                            -------  -------
                                                            $14,838  $16,080
                                                            =======  =======

4. Property and Equipment

   The major components of property and equipment are as follows (in thousands):

                                                              12/31/00 12/30/01
                                                              -------- --------
   Owned:
    Land..................................................... $ 43,724 $ 41,417
    Buildings................................................   82,994   74,981
    Equipment................................................  174,411  174,864
    Leasehold improvements...................................   82,017   86,609
    Construction work in process.............................    7,920    8,298
    Properties held for sale.................................    1,748    2,552
   Capital leases:
    Buildings................................................    3,413    3,413
    Equipment................................................   18,500   18,469
                                                              -------- --------
                                                               414,727  410,603
   Less: accumulated depreciation and amortization...........  148,263  155,480
                                                              -------- --------
                                                              $266,464 $255,123
                                                              ======== ========

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   Depreciation and amortization expense related to property and equipment, including property and equipment held under capital leases, was approximately $33.2 million, $32.4 million and $31.9 million for the years ended December 26, 1999, December 31, 2000 and December 30, 2001, respectively.

   Properties held for sale consist of land, buildings and equipment currently not in use by the Company. These assets include both restaurant and corporate assets and are carried at estimated net realizable value.

5. Other Assets

   Other assets consist of the following (in thousands):

                                                               12/31/00 12/30/01
                                                               -------- --------
   Deposits................................................... $ 1,948  $ 1,870
   Information technology costs...............................   2,107      675
   Debt issuance costs, net...................................   5,822    3,722
   Real estate development costs..............................   1,190    2,206
   Deferred compensation trusts...............................   1,385    2,341
   Wholesale Slotting Payments................................      --    2,258
   Other......................................................     829      941
                                                               -------  -------
                                                               $13,281  $14,013
                                                               =======  =======

6. Intangible Assets

   Intangible assets consist of the following (in thousands):

                                                              12/31/00 12/30/01
                                                              -------- --------
   Franchise value........................................... $110,000 $110,000
   Goodwill..................................................  114,586  113,637
   Trade name................................................   10,800   10,800
   Other.....................................................    4,778    5,724
                                                              -------- --------
                                                               240,164  240,161
   Less: accumulated amortization............................   55,957   64,909
                                                              -------- --------
                                                              $184,207 $175,252
                                                              ======== ========

   Amortization expense for the years ended December 26, 1999, December 31, 2000 and December 30, 2001, was approximately $9.4 million, $9.5 million and $9.4 million, respectively.

7. Long-term Other Liabilities

   A summary of long-term other liabilities is as follows (in thousands):

                                                               12/31/00 12/30/01
                                                               -------- --------
   Insurance reserves......................................... $ 2,601  $ 2,372
   Deferred franchise revenues................................   9,026   10,792
   Executive retirement and benefit plan......................   2,854    2,351
   Future rent obligations....................................   3,123    2,522
   Deferred rent..............................................   2,660    2,588
   Deferred compensation trust................................   1,568    2,311
   Other......................................................   6,309    5,139
                                                               -------  -------
                                                               $28,141  $28,075
                                                               =======  =======

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   The majority of liabilities comprising "long-term other liabilities" are not subject to a fixed cash payment schedule.

8. Long-term Debt

   In May 1997, the Company completed a debt offering of $175.0 million of Senior Subordinated Notes. The Company also entered into a new $175.0 million Senior Secured Credit Facility ("1997 Credit Facility") whereby the Company was provided with a $50.0 million term loan ("Tranche A"), a $25.0 million revolving credit facility ("Revolving Facility") and a $100.0 million facility to be used for acquisitions ("Acquisition Facility"). Tranche A and the Senior Subordinated Notes were funded at closing, providing the Company with $225.0 million, which was used to repay long-term debt balances under the Company's existing credit facility, repay and retire the 10% Preferred Stock, repay certain capital lease obligations, pay fees and expenses associated with the above described transactions and provide for working capital needs.

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

   In February 2001, the Company amended the 1997 Credit Facility to (i) waive the requirement that it use proceeds from its initial public offering to prepay loans, (ii) extend availability of the Acquisition Facility, (iii) permit use of the proceeds of the Acquisition Facility for general corporate purposes,
(iv) allow certain additional capital expenditures, (v) permit the repurchase of additional Senior Subordinated Notes, subject to certain limitations, and
(vi) make certain other modifications.

   The Company's Tranche A, Tranche B and certain letter of credit facilities described below were provided by various financial institutions, some of which are shareholders of the Company.

 1997 Credit Facility (As Amended and Restated As of October 1, 1999)

   Tranche A, Tranche B, the Acquisition Facility and the Revolving Facility (collectively, the "1997 Credit Facility") bear interest, at the Company's election, at either (i) a defined base rate plus a defined margin or (ii) LIBOR plus a defined margin, subject to reduction based on the achievement of certain financial leverage ratios. As of December 30, 2001, the interest rates ranged from 3.045% to 4.58%. The Company is obligated to pay commitment fees of 0.5% per annum (subject to reduction based on the achievement of certain leverage ratio levels) on the unused portions of the Acquisition Facility and the Revolving Facility from time to time, as well as a customary annual agent's fee. Fees relating to the issuance of letters of credit under the Revolving Facility will include a fee equal to the then applicable margin over LIBOR plus a fronting fee of 0.25% per annum (payable to the issuing institution) based on the face amount of letters of credit, plus standard issuance and administrative charges.

   In addition to the scheduled amortization, the Company is required to make prepayments under certain conditions, including without limitation, upon certain asset sales or issuance of debt or equity securities. The Company may be required to make annual prepayments as defined in the 1997 Credit Facility. During the fiscal year ended December 31, 2000, there were no prepayments made by the Company under the agreement. During the fiscal years ended December 26, 1999 and December 30, 2001, there were $2.3 million and $82.0 million, respectively, in prepayments made under the agreement. In 2001, $46.0 million of the $82.0 million was funded using net proceeds from the Company's initial public offering (See Note 19).

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

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

 Acquisition Facility

   The Company may borrow under the Acquisition Facility at any time prior to June 30, 2002. Amounts outstanding under the Acquisition Facility on June 30, 2002 shall be paid in full on that date. The Company will be required to make scheduled annual amortization payments on the term loan portion of the Acquisition Facility. As of December 30, 2001, there was an outstanding balance of $10.0 million, which shall be paid in full no later than June 30, 2002.

 Revolving Facility

   Under the terms of the Revolving Facility, the Company may borrow and obtain letters of credit up to an aggregate of $25.0 million. As of December 30, 2001, there were no outstanding borrowings and $5.3 million of outstanding letters of credit, leaving unused revolving credit available for short-term borrowings and letters of credit of $19.7 million.

 Other Terms

   The 1997 Credit Facility is secured by a first priority security interest in substantially all of the Company's assets (subject to certain exceptions). Any future material subsidiaries of the Company will be required to guarantee the 1997 Credit Facility, and the Company will be required to pledge the stock of such subsidiaries to secure the facility.

   The 1997 Credit Facility contains certain financial covenants, including, but not limited to, covenants related to minimum fixed charge coverage, minimum cash interest coverage and maximum leverage. In addition, the 1997 Credit Facility contains other affirmative and negative covenants relating to, among other things, limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions and payments on subordinated debt), mergers and acquisitions, sales of assets, leases, transactions with affiliates and investments in the Company's deferred compensation plan. The 1997 Credit Facility contains customary events of default, including certain changes of control of the Company. As of December 30, 2001, the Company was in compliance with all covenants.

 Southtrust Line of Credit

   The Company has an agreement with Southtrust consisting of a $5.0 million revolving line of credit, renewable each year on May 30. The monthly interest payments are based on LIBOR plus an applicable margin. The margin as of December 30, 2001 is 1.125%. The Company also pays a quarterly 0.5% commitment fee on the unused portion of this line of credit.

   Under the Southtrust line of credit, there was $1.7 million in outstanding borrowings as of December 30, 2001.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

 10.25% Senior Subordinated Notes

   The Senior Subordinated Notes bear interest at 10.25% per annum and interest is payable on May 15 and November 15 of each year. The Senior Subordinated Notes mature on May 15, 2007 and are redeemable prior to May 15, 2002 upon the occurrence of a change of control, at a redemption price of 100% plus an additional make-whole premium. After May 15, 2002, the Company may redeem the Senior Subordinated Notes in whole or in part at any time prior to maturity at the applicable redemption prices, plus accrued and unpaid interest, if any.

   During fiscal years 1999 and 2000 the Company repurchased $8.0 million and $17.0 million, respectively, of Senior Subordinated Notes primarily at a discount. These repurchases were funded with the Company's credit facility and cash from operations. In 2001, the Company repurchased Senior Subordinated Notes with a face value of $23.1 million at a premium. The Company funded the 2001 repurchases using proceeds from the sale of company-operated units to franchisees, cash from operations and the Company's bank credit facility.

                                                         For the Year Ended
                                                     --------------------------
                                                     12/26/99 12/31/00 12/30/01
                                                     -------- -------- --------
                                                           (in thousands)
   Unamortized debt (cost).........................   $(242)   $(486)  $  (517)
   Net Discount (Premium)..........................      30      130    (1,140)
                                                      -----    -----   -------
   Extraordinary (loss), before income tax effect..    (212)    (356)   (1,657)
   Income tax benefit..............................      86      149       654
                                                      -----    -----   -------
   Extraordinary (loss), net of income tax effect..   $(126)   $(207)  $(1,003)
                                                      =====    =====   =======

   The Senior Subordinated Notes are unsecured and rank subordinate in right of payment to all existing and future Senior Indebtedness, as defined, of the Company, including all indebtedness under the 1997 Credit Facility and the Company's capital lease obligations.

   The Senior Subordinated Notes restrict, among other things, the ability of the Company and its wholly-owned subsidiaries to (i) incur additional indebtedness and subsidiary preferred stock, (ii) sell assets and to use the proceeds from asset sales, (iii) engage in certain transactions with affiliates, and (iv) pay dividends, make certain investments and make other restricted payments, as defined. As of December 30, 2001, the Company was in compliance with all covenants.

 Debt Issuance Costs

   In connection with the 1997 Credit Facility and the Senior Subordinated Notes and subsequent amendments, the Company incurred approximately $0.4 million and $0.1 million during 1999 and 2000, respectively, in debt issuance costs, which were capitalized. No costs were capitalized during 2001. These costs are being amortized into interest expense over the term of the related debt. Amortization is calculated using the straight-line method, which approximates the effective interest method, and the unamortized balance is included in other assets in the accompanying consolidated balance sheets. During 1999, 2000 and 2001, the Company amortized as interest expense approximately $1.7 million, $2.1 million and $2.2 million, respectively.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   A summary of the Company's long-term debt is as follows (in thousands):

                                                            12/31/00  12/30/01
                                                            --------- ---------
   Term Loans:
    Tranche A.............................................. $  24,312 $  17,019
    Tranche B..............................................    72,284    51,731
   10.25% Senior Subordinated Notes........................   150,000   126,885
   Other notes.............................................       622        49
                                                            --------- ---------
                                                              247,218   195,684
     Less: current maturities..............................     8,418    21,571
                                                            --------- ---------
                                                            $ 238,800 $ 174,113
                                                            ========= =========

   The following is a schedule of the aggregate maturities of long-term debt as of December 30, 2001, for each of the succeeding five fiscal years and thereafter (in thousands):

      Year                                                               Amount
      ----                                                              --------
      2002............................................................. $ 21,571
      2003.............................................................   15,907
      2004.............................................................   31,321
      2005.............................................................       --
      2006.............................................................       --
      Thereafter.......................................................  126,885
                                                                        --------
                                                                        $195,684
                                                                        ========

9. Leases

   The Company maintains leases covering restaurant, bakery and cafe land and building properties, computer software, hardware and other equipment, which expire on various dates through 2019 and generally require additional payments for property taxes, insurance and maintenance. Certain leases provide for rentals based upon a percentage of sales by company-operated restaurants, bakeries and cafes in addition to the minimum annual rental payments. Future minimum payments under capital and non-cancelable operating leases, as of December 30, 2001, are as follows (in thousands):

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
   2002....................................................... $  503  $ 30,935
   2003.......................................................    250    27,726
   2004.......................................................    258    25,105
   2005.......................................................    262    21,983
   2006.......................................................    298    18,661
   Thereafter.................................................  1,987    64,055
                                                               ------  --------
     Future minimum lease payments............................  3,558  $188,465
                                                                       ========
     Less: amounts representing interest......................  1,609
                                                               ------
     Total obligations under capital leases...................  1,949
     Less: current portion....................................    263
                                                               ------
     Long-term obligations under capital leases............... $1,686
                                                               ======

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   Rent expense from operating leases for the fiscal years ended December 26, 1999, December 31, 2000 and December 30, 2001, amounted to $32.4 million, $33.3 million and $33.4 million, respectively, including percentage rents of $1.0 million, $0.9 million and $1.0 million, respectively.

   As of December 30, 2001, the Company leases owned restaurant properties with an aggregate gross value of $30.9 million and a net book value of $16.4 million and sub-leases other leased properties to franchisees and others. Rental income from these leases was approximately $8.4 million, $9.0 million and $12.4 million for the fiscal years ended in 1999, 2000 and 2001, respectively, and was primarily based upon a percentage of restaurant sales. The lease terms under these agreements expire on various dates through 2021. Future minimum rentals receivable under these non-cancelable lease and sub-lease arrangements as of December 30, 2001 are as follows (in thousands):

                                                                        Rental
                                                                        Income
                                                                        -------
   2002................................................................ $11,550
   2003................................................................  10,951
   2004................................................................  10,384
   2005................................................................   9,790
   2006................................................................   9,069
   Thereafter..........................................................  47,378
                                                                        -------
     Future minimum rentals............................................ $99,122
                                                                        =======

10. Income Taxes

   The components of income tax expense included in the statements of operations are as follows (in thousands):

                                                         For the Year Ended
                                                     --------------------------
                                                     12/26/99 12/31/00 12/30/01
                                                     -------- -------- --------
Current income tax expense consists of:
 Federal............................................  $  443  $ 8,015  $18,397
 Foreign............................................   2,000    2,431    2,312
 State..............................................     791    2,215    3,774
                                                      ------  -------  -------
 Total..............................................   3,234   12,661   24,483
Deferred income tax expense (benefit)...............   5,071    7,150     (461)
                                                      ------  -------  -------
  Income tax expense................................  $8,305  $19,811  $24,022
                                                      ======  =======  =======

   The Company does not currently own or participate in the ownership of any material non-U.S. operations. Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company's U.S. income tax liabilities.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                        For the Year Ended
                                                    --------------------------
                                                    12/26/99 12/31/00 12/30/01
                                                    -------- -------- --------
   Statutory Federal income tax expense rate.......   35.0%    35.0%    35.0%
   State taxes, net of federal benefit.............    4.9      3.8      4.2
   Non-deductible items including goodwill
    amortization...................................    5.9      3.0      2.2
   Benefit of job tax credits......................   (1.1)    (1.5)    (1.9)
   Other items, net................................   (4.0)     1.6       --
                                                      ----     ----     ----
   Effective income tax expense rate...............   40.7%    41.9%    39.5%
                                                      ====     ====     ====

   Significant components of the Company's net deferred tax asset and net deferred tax liability were as follows (in thousands):

                                                            12/31/00  12/30/01
                                                            --------  --------
   Current deferred tax asset (liability):
    Allowance for doubtful accounts........................ $    551  $    758
    Other accruals.........................................      493       122
                                                            --------  --------
     Total current deferred tax asset......................    1,044       880
                                                            --------  --------
   Noncurrent deferred tax asset (liability):
   Franchise value and trademarks.......................... $(22,367) $(20,836)
    Property, plant and equipment..........................    7,263     5,531
    Net operating loss carryforwards.......................    5,432     5,148
    Tax Credit carryforwards...............................    3,275     1,839
    Deferred compensation..................................    5,533     5,592
    Insurance accruals.....................................    2,831     3,494
    Deferred franchise fee revenue.........................    3,452     4,066
    Other items, net.......................................    3,362     4,572
                                                            --------  --------
                                                               8,781     9,406
    Valuation allowance....................................   (7,053)   (7,053)
                                                            --------  --------
     Total noncurrent deferred tax asset...................    1,728     2,353
                                                            --------  --------
     Net deferred tax asset................................ $  2,772  $  3,233
                                                            ========  ========

   As of December 31, 2000 and December 30, 2001, the Company had U.S. Net Operating Losses ("NOLs") of $13.4 million each year expiring from 2010 to 2013 and tax credit carryforwards in the amounts of $3.3 million and $1.8 million, respectively, expiring from 2002 to 2014. Certain acquired NOLs and tax credit carryforwards are subject to limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Management has determined that it is more likely than not that the deferred tax assets attributable to certain acquired NOLs and tax credit carryforwards will not be realized and as such has established a valuation allowance of $7.1 million for each of the fiscal years ended December 31, 2000 and December 30, 2001. Based on management's assessment, it is more likely than not that the remaining net deferred tax assets will be realized through future reversals of existing temporary differences and future taxable income.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

11. Stock Option Plans

 The 1992 Stock Option Plan

   The 1992 Nonqualified Stock Option Plan authorizes the issuance of options to purchase approximately 1.2 million shares of the Company's common stock. The exercise price of these shares is $0.12 per share. The outstanding options allow certain officers of the Company to purchase 978,983 shares of common stock. If not exercised, the options expire 15 years after the date of issuance. As of December 30, 2001, all of the outstanding options were exercisable. As of December 30, 2001, the weighted-average remaining contractual life of these options is 5.9 years.

 The 1996 Nonqualified Performance Stock Option Plan

   In April 1996, the Company created the 1996 Nonqualified Performance Stock Option Plan. This plan authorizes the issuance of options to purchase approximately 1.6 million shares of the Company's common stock. Exercise prices range from $4.98 to $11.63 per share. As of December 30, 2001, the weighted-average exercise price was $8.37 per share. The options outstanding allow certain employees of the Company to purchase approximately 1.3 million shares of common stock. Vesting was based upon the Company achieving annual levels of earnings before interest, taxes, depreciation and amortization over fiscal year periods beginning with fiscal year 1996 through 1998. In 1999 and ending with fiscal year 2001, vesting was based on earnings. If not exercised, the options expire ten years from the date of issuance. Under this plan, compensation expense was determined and recorded when the options vest. During the fiscal years ended December 26, 1999, December 31, 2000 and December 30, 2001, the Company recorded approximately $1.1 million, $1.4 million and $0.4 million, respectively, in compensation expense. As of December 30, 2001, 1,250,900 options were exercisable. As of December 30, 2001, the weighted-average remaining contractual life of these options was 5.7 years.

 The 1996 Nonqualified Stock Option Plan

   In April 1996, the Company created the 1996 Nonqualified Stock Option Plan. This plan authorizes the issuance of approximately 4.1 million options. In 1999, the Company granted 0.3 million options at prices ranging from $11.25 to $12.38 per share. The Company granted approximately 0.5 million options in 2000 at exercise prices ranging from $13.13 to $15.00 per share. In 2001, the Company granted 0.9 million options at prices ranging from $15.00 to $22.75 per share. The grants in 1999, 2000 and 2001 were all at prices which approximated the fair market value of the Company's common stock at the date of grant. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 1.7 million shares of common stock, which vest at 25% per year. If not exercised, the options expire seven years from the date of issuance. As of December 30, 2001, the weighted-average remaining contractual life of these options was 4.8 years, the weighted-average exercise price per share was $13.71 and 517,802 options were exercisable.

 The 1998 SCC Plan

   In connection with the SCC acquisition in March 1998, the Company created the Substitute Nonqualified Stock Option Plan. This plan authorizes the issuance of approximately 339,000 options at exercise prices that range from $5.87 to $10.13 per share. The Company issued approximately 300,000 options at the closing date of the acquisition. In the first quarter of 2001, the Company reduced the 27,000 options subject to a reduction of options based on a holdback provision in the

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES
acquisition agreement by 3,000 options. As of December 30, 2001, the weighted-average exercise price per share was $10.13. The options vest when issued by the Company and expire at various dates through October 31, 2007. As of December 30, 2001, the weighted-average remaining contractual life of these options was 5.8 years and 6,266 options were exercisable.

 Warrants

   In connection with the SCC acquisition, the Company authorized the issuance of approximately 115,000 warrants to the former SCC shareholders to purchase AFC common stock at prices that range from $5.87 to $9.00 per share. The warrants expired during 2001. These warrants were issued in connection with the acquisition of SCC and the related fair value placed upon these warrants was added to the goodwill resulting from this acquisition.

 A Summary of Plan Activity

   A summary of the status of the Company's four stock option plans and warrants as of December 26, 1999, December 31, 2000 and December 30, 2001 and changes during the years is presented in the table and narrative below:

                                1999              2000              2001
                          ----------------- ----------------- -----------------
                          Shares  Wtd. Avg. Shares  Wtd. Avg. Shares  Wtd. Avg.
                          (000's) Ex. Price (000's) Ex. Price (000's) Ex Price
                          ------- --------- ------  --------- ------  ---------
Outstanding at beginning
 of year.................  3,990   $ 5.49   4,030    $ 5.96    4,232   $ 6.57
Granted options and
 warrants................    330   $11.66     455    $13.19      854   $17.16
Exercised options and
 warrants................   (107)  $ 2.75    (103)   $ 5.46   (1,000)  $ 6.35
Cancelled options and
 warrants................   (183)  $ 6.56    (150)   $10.83     (100)  $15.40
                           -----            -----             ------
Outstanding at end of
 year....................  4,030   $ 5.96   4,232    $ 6.57    3,986   $ 8.68
                           =====            =====             ======
Exercisable at end of
 year....................  3,267   $ 5.12   3,525    $ 5.43    2,754   $ 5.67
                           =====            =====             ======
Weighted average fair
 value of options and
 warrants granted (See
 Note 1).................          $ 3.51            $ 3.82            $ 4.27

   Approximately 0.3 million, 0.5 million and 0.9 million options were granted in 1999, 2000 and 2001, respectively, at prices that equaled the fair market price of the common stock at the grant date.

12. Basic and Diluted Earnings Per Share

   The following represents a reconciliation of the Company's basic and diluted earnings per share as required by SFAS No. 128 "Earnings per Share" (in thousands):

                                                         For the Year Ended
                                                     ----------------------------
                                                     12/26/99  12/31/00  12/30/01
                                                     --------  --------  --------
Net income (loss) from:
 Continuing operations.............................. $14,155   $27,722   $37,884
 Extraordinary loss on early extinguishment of
  debt..............................................    (126)     (207)   (1,003)
 Discontinued operations............................  (1,944)      (51)       --
                                                     -------   -------   -------
Net income.......................................... $12,085   $27,464   $36,881
                                                     =======   =======   =======

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

                                                          For the Year Ended
                                                      --------------------------
                                                      12/26/99 12/31/00 12/30/01
                                                      -------- -------- --------
Denominator for basic earnings per share--weighted
 average shares.....................................   26,231   26,323   29,517
Effect of dilutive securities--employee stock
 options and warrants...............................    2,188    2,423    1,810
                                                       ------   ------   ------
Denominator for diluted earnings per share--weighted
 average shares adjusted for dilutive securities....   28,419   28,746   31,327
                                                       ======   ======   ======

13. Other Employee Benefit Plans

 Pre-Tax Savings and Investment Plan

   The Company maintains a qualified employee benefit plan under Section 401(k) of the Internal Revenue Code for the benefit of employees meeting certain eligibility requirements. With the exception of certain SCC employees who were grandfathered into the plan, all Company employees are subject to the same contribution and vesting schedules. Under the plan, most employees may contribute up to 20.0% of their eligible compensation to the plan on a pre-tax basis up to statutory limitations. The Company may make both voluntary and matching contributions to the plan. The Company expensed approximately $0.5 million, $0.2 million and $0.7 million during 1999, 2000 and 2001, respectively, for its contributions to the plan.

 Deferred Compensation Plan

   Effective March 1, 1998, the Company established the AFC Deferred Compensation Plan. The plan is an unfunded, nonqualified deferred compensation plan that benefits certain designated key management or highly compensated employees. Under this plan, an employee may defer up to 50% of base salary and 100% of any bonus award in increments of 1% on a pre-tax basis. The Company may make both voluntary and matching contributions to the plan. The funds are invested in variable life insurance policies that have an aggregate cash surrender value of approximately $2.3 million at December 30, 2001. All plan assets are subject to the Company's creditors. The Company expensed approximately $22,000, $42,000 and $90,000 in 1999, 2000 and 2001,
respectively, for its contributions to the plan. As of December 30, 2001, the Company's liability under the plan was $2.3 million.

 Long-term Success Plan

   Effective January 1, 1999, the Company adopted a long-term success plan for its current and future employees. The plan provides for the potential payout of a bonus, in cash, AFC common stock or both, contingent upon (i) AFC's publicly traded common stock reaching an average stock price of $46.50 per share for a period of at least twenty consecutive trading days, or (ii) AFC's earnings per share reaching $3.375 for any fiscal year ending on or before December 31, 2003 during the five-year period January 1, 1999 through fiscal year 2003.

   Employee payouts range from 10% to 110% of the individual employee's base salary at the time either benchmark is met. The percentage is based upon the individual employee's employment date. As of December 30, 2001, AFC did not have a liability recorded in its consolidated financial statements for the bonus payout. The Company will record a liability for the bonus payout when the amount is both probable and estimable.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

 Executive Retirement and Benefit Plans

   During 1994, the Company adopted a nonqualified, unfunded retirement, disability and death benefit plan for certain executive officers. Annual retirement benefits are equal to 30% of the executive officer's average base compensation for the five years preceding retirement plus health benefit coverage and are payable in 120 equal monthly installments following the executive officer's retirement date. Death benefits are up to five times the officer's base compensation at the time of employment. The Company has the discretion to increase the employee's death benefits. Death benefits are funded by split dollar life insurance arrangements. The accumulated benefit obligation related to this plan was approximately $2.5 million and $2.1 million as of December 31, 2000 and December 30, 2001, respectively.

   Expense for the retirement plan for the years ended December 26, 1999, December 31, 2000 and December 30, 2001, was approximately $0.4 million per year.

   In 2001, the Company also received a $0.7 million benefit when a senior management employee forfeited his participation in the plan.

   The Company's assumptions used in determining the plan cost and liabilities include a discount rate of 7.5% per annum and a 5% rate of salary progression in 1999, 2000 and 2001.

   The Company also provides post-retirement medical benefits (including dental coverage) for certain retirees and their spouses. This benefit begins on the date of retirement and ends after 120 months or upon the death of both parties. The accumulated post-retirement benefit obligation for the plan as of December 31, 2000 and December 30, 2001, was approximately $0.4 million and $0.3 million, respectively. The net periodic expense for the medical coverage continuation plan for 1999 and 2000 was approximately $42,000 per fiscal year. In 2001, the Company recognized a $0.1 million benefit in the plan.

14. Related Party Transactions

   In April 1996, the Company loaned certain officers of the Company an aggregate of $4.5 million to pay personal withholding tax liabilities incurred as a result of a $10.0 million executive compensation award earned in 1995. All the individual notes have similar terms, bear interest at 6.25% per annum and mature on December 31, 2003. The notes are secured primarily by shares of AFC common stock owned by the officers. During 2001, three of these notes and the associated interest aggregating approximately $0.1 million was satisfied by assigning to the Company that portion of the pledged shares having a fair market value equal to the pay-off amount. The full recourse note receivable balance, net of any unamortized discount, and interest receivable balance as of December 31, 2000 and December 30, 2001 are included as a reduction to shareholders' equity in the accompanying consolidated balance sheets and consolidated statements of shareholders' equity, as the common stock awarded to the officers secures payment of the individual notes.

   In October 1998, the Company loaned certain officers of the Company an aggregate of $1.3 million to pay for shares of common stock offered by AFC in connection with the acquisition of CII. During 1999, AFC loaned two officers of the Company an aggregate of $0.4 million to pay for shares of common stock offered by other departing officers. All the individual notes have similar terms. Each full recourse note bears interest at 7.0% per annum with principal and interest payable at December 31, 2005. The notes are secured primarily by the shares purchased by the employees. The note receivable balance and interest receivable balance as of December 31, 2000 and December 30, 2001 are included as a reduction to shareholders' equity in the accompanying consolidated balance sheets and consolidated statements of shareholders' equity.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   In January 2000, the Company loaned a former AFC employee $0.2 million to pay personal withholding tax liabilities incurred as a result of exercising stock options. The note bears interest at 7.0% per annum with principal and interest payable on the first to occur of (i) two years after the date of the note, or (ii) 90 days after the effective date of an initial public offering of AFC's common stock. The shares obtained from the option exercise secures the note. During 2001, the former employee satisfied the note and associated interest of approximately $0.2 million by assigning to the Company that portion of the pledged shares having a fair market value equal to the pay-off amount. The note and interest receivable balances as of December 31, 2000 are included as a reduction to shareholders' equity in the accompanying consolidated balance sheets and consolidated statements of shareholders' equity.

15. Commitments and Contingencies

 Employment Agreements

   Eight senior executives and the Company have amended employment agreements (effective January 2001) containing customary employment terms which provide for annual base salaries ranging from $250,000 to $575,000, respectively, subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements generally terminate in 2002 or 2004, unless earlier terminated or otherwise renewed, pursuant to the terms thereof. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, up to two times his base annual salary and up to two times the bonus payable to the individual for the fiscal year in which such termination occurs. Under the agreements, upon a change of control of the Company and a significant reduction in the executive's responsibilities or duties, the executive may terminate his employment and would be entitled to receive the same severance pay he would have received had his employment been terminated without cause.

 Supply Contracts

   The principal raw material for the Company's Popeyes and Church's systems is fresh chicken. The Company's Popeyes and Church's systems purchase fresh chicken from approximately 11 suppliers who service the Company from 34 plant locations. For fiscal years ended December 26, 1999, December 30, 2000 and December 30, 2001, approximately 47%, 46% and 50%, respectively of Popeyes' and Church's company-operated restaurant cost of sales was attributable to the purchase of fresh chicken. As a result, the Company is significantly affected by increases in the cost of chicken, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, and greater international demand for domestic chicken products, especially dark meat components.

   In order to (i) ensure favorable pricing for the Company's chicken purchases in the future, (ii) reduce volatility in chicken prices and (iii) maintain an adequate supply of fresh chicken, the Company entered into two types of chicken purchasing contracts with chicken suppliers. The first is a grain-based "cost-plus" pricing contract that utilizes prices based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other is a market-priced formula contract based on the "Georgia whole bird market value." Under this contract, the Company and its franchisees pay the market price plus a premium for cut specifications for AFC restaurants. The market-priced contracts have maximum and minimum prices that the Company and its franchisees will pay for chicken during the term of the contract. Both contracts have terms ranging

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES
from two to three years, with provisions for certain annual price adjustments. The Company recognized chicken cost of sales at the amounts paid under the contracts. For the periods presented, the Company has not experienced any material losses as a result of these contracts.

   SCC's principal raw material is green coffee beans. The Company typically enters into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year as negotiated with the individual supplier. The Company purchases approximately 62% of its green coffee beans from five suppliers and the remaining 38% from 27 other suppliers. If the five major suppliers cannot meet its coffee orders, the Company has the option of ordering its coffee from the other suppliers or adding new suppliers. As of December 30, 2001, the Company had commitments to purchase green coffee beans at a total cost of approximately $12.6 million through December 2002. The Company always takes physical delivery of the coffee beans.

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

 Environmental Matters

   Approximately 140 of the Company's owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks ("USTs") and some of these properties may currently contain abandoned USTs. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, the Company, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at its properties that are unrelated to USTs. As a result, after an analysis of its property portfolio and an initial assessment of its properties, including testing of soil and groundwater at a representative sample of its facilities, the Company has obtained insurance coverage that it believes will be adequate to cover any potential environmental remediation liabilities. The Company is currently not subject to any administrative or court order requiring remediation at any of its properties.

 Information Technology Outsourcing

   In August 1994, the Company entered into an information technology outsourcing contract with IBM. The contract was amended in June 1999 and expires July 31, 2004.

   Future minimum payments under this contract, exclusive of payments included in Note 9 as capital lease payments for systems installed as of December 30, 2001, are as follows (in thousands):

   Year                                                                  Amount
   ----                                                                  -------
   2002................................................................. $ 7,511
   2003.................................................................   7,730
   2004.................................................................   4,238
                                                                         -------
     Estimated remaining payments due under contract.................... $19,479
                                                                         =======

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   It is estimated that the remaining payments due under the contract will be reflected as restaurant operating or general and administrative costs and expenses.

   Operating expenses of approximately $11.2 million, $10.8 million and $11.0 million related to the outsourcing contract have been included in the statements of operations for the years ended December 26, 1999, December 31, 2000 and December 30, 2001, respectively.

 Formula Agreement

   The Company has a formula licensing agreement, as amended (the "Formula Agreement"), with Alvin C. Copeland, the former owner of the Popeyes and Church's restaurant systems, and owner of Diversified Foods and Seasonings, Inc. ("Diversified"), which calls for the worldwide exclusive licensing to the Popeyes system of the spicy fried chicken formula and certain other ingredients used in Popeyes products. The Formula Agreement provides for monthly royalty payments of $254,166 until March 2029. Total royalty payments were $3.0 million, $3.1 million and $3.0 million for the fiscal years ended December 26, 1999, December 31, 2000 and December 30, 2001, respectively.

 Supply Agreements

   The Company has a supply agreement with Diversified under which the Company is required to purchase certain proprietary products made exclusively by Diversified. This contract expires in 2029 subject to further renewal.

   Prior to December 26, 1999, supplies were generally provided to franchised and company-operated restaurants in the Popeyes, Church's and Cinnabon systems pursuant to supply agreements negotiated by Popeyes Operators Purchasing Cooperative Association, Inc. ("POPCA") and Church's Operators Purchasing Association, Inc. ("COPA"), respectively, each a not-for-profit corporation that was created for the purpose of consolidating the collective purchasing power of the franchised and company-operated restaurants and negotiating favorable terms. Subsequent to December 26, 1999, POPCA and COPA merged their purchasing power into one unified purchasing cooperative known as Supply Management Services, Inc. ("SMS"), a not-for-profit corporation. The new cooperative retained all aspects of the aforementioned POPCA and COPA cooperatives. Since 1995, the Company's franchise agreements related to Church's have required that each franchisee join the purchasing cooperative. Membership in the cooperative is open to all other franchisees on a voluntary basis. Any SMS member is required to purchase from suppliers who have contracts with the cooperative. Currently, all company and franchisee-operated Popeyes, Church's and Cinnabon's are members of SMS or its predecessors. SMS also purchases certain limited items for Seattle Coffee Company franchised and company-operated cafes in order to further leverage the collective buying power of AFC.

 Advertising

   In accordance with the Popeyes and Church's franchise agreements, cooperative advertising funds have been established (the "Advertising Funds") whereby the Company contributes a percentage of sales (generally 5%) to the Advertising Funds in order to pay for the costs of funding advertising and promotional activities. Franchise operators also contribute varying percentages of their revenues to the Advertising Fund. In accordance with the franchise agreements, contributions to the Advertising Funds are nonrefundable. The Company's contributions to the Advertising Funds are recorded in restaurant operating expenses in the accompanying consolidated financial statements.

   The Company's advertising expenses, including contributions to the advertising funds, totaled $38.8 million, $41.6 million and $34.2 million for the years ended 1999, 2000 and 2001, respectively.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

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

 AFC Loan Guarantee Program

   In March 1999, the Company implemented a program to assist current franchisees, new franchisees and the Company's managers in obtaining the financing needed to purchase or develop franchised units at competitive rates, provided they meet certain financial and operational criteria. Under the program, the Company guarantees up to 20% of each qualified franchisee's loan amount, typically for a three year period, and generally relating to no more than one unit per franchisee. This program is available for Popeyes, Church's and Cinnabon franchisees, and the qualifications vary depending upon the type of franchise to be developed. The Company has an agreement with one national lender to participate in the program. Under AFC's agreement with the current lender, the total amount of funding provided to franchisees under this program is limited to $10.0 million. In the event any of the franchisees default on their loan obligations, the Company's aggregate liability under the program will not exceed $1.0 million. AFC's commitments under this program began in 2001. As of December 30, 2001, the Company has guaranteed approximately $0.5 million related to these loans.

 Other Commitments

   The Company has guaranteed certain loans and lease obligations approximating $0.8 million and $0.6 million as of December 31, 2000 and December 30, 2001, respectively. The Company believes it is not necessary to record any amounts under these obligations as of December 30, 2001.

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

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   Previously, the Company's restaurant equipment manufacturing division, Ultrafryer, was included in an "other" segment; however, with the sale of Ultrafryer in the second quarter of 2000 (See Note 17) the "other" segment and the associated inter-segment revenues have been eliminated. Ultrafryer's operations have been classified as discontinued operations in the accompanying financial statements.

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

 Revenues:

                                                     For the Year Ended
                                                 ----------------------------
                                                 12/26/99  12/31/00  12/30/01
                                                 --------  --------  --------
                                                       (in thousands)
   Chicken...................................... $535,162  $545,079  $504,341
   Coffee.......................................   77,309    86,853    94,615
   Bakery.......................................   77,277    82,844    79,890
   Corporate....................................    8,268    10,444    13,731
                                                 --------  --------  --------
     Total Revenues............................. $698,016  $725,220  $692,577
                                                 ========  ========  ========

 Operating Income (Loss):


                                                     For the Year Ended
                                                 ----------------------------
                                                 12/26/99  12/31/00  12/30/01
                                                 --------  --------  --------
                                                       (in thousands)
   Chicken...................................... $111,109  $125,641  $128,799
   Coffee.......................................    9,476     7,012     6,213
   Bakery.......................................    8,833    11,624    12,891
   Corporate....................................  (18,209)  (18,273)  (20,477)
                                                 --------  --------  --------
     Total Operating Income.....................  111,209   126,004   127,426
   Adjustments to reconcile to
   income from continuing operations:
   Depreciation and amortization................  (42,126)  (41,812)  (41,321)
   Compensation expense related to stock
    options.....................................   (1,465)   (1,694)     (350)
   Gain (loss) on other asset write-offs........   (9,448)     (906)       (5)
                                                 --------  --------  --------
   Income from continuing operations............ $ 58,170  $ 81,592  $ 85,750
                                                 ========  ========  ========

 Depreciation and Amortization:

                                                     For the Year Ended
                                                 ----------------------------
                                                 12/26/99  12/31/00  12/30/01
                                                 --------  --------  --------
                                                       (in thousands)
   Chicken...................................... $ 25,338  $ 29,314  $ 27,296
   Coffee.......................................    3,775     5,551     6,357
   Bakery.......................................    6,321     6,157     6,497
   Corporate....................................    6,692       790     1,171
                                                 --------  --------  --------
     Total Depreciation and Amortization........ $ 42,126  $ 41,812  $ 41,321
                                                 ========  ========  ========

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

 Significant Non-cash Items:

                                                         For the Year Ended
                                                     ---------------------------
                                                     12/26/99 12/31/00  12/30/01
                                                     -------- --------  --------
                                                           (in thousands)
   Chicken..........................................  $5,416  $10,481    $4,301
   Coffee...........................................     121      370     1,356
   Bakery...........................................      79      253       350
   Corporate........................................   3,832     (432)    1,343
                                                      ------  -------    ------
     Total Significant Non-cash Items...............  $9,448  $10,672    $7,350
                                                      ======  =======    ======

   Significant non-cash items include (i) charges for restaurant closings, including Pine Tree, which are primarily write-offs of tangible and intangible assets, (ii) losses on the disposition of long-lived assets, which includes both operating and non-operating assets, (iii) software write-offs, (iv) write-offs from the re-imaging program and (v) restructuring charges.

 Assets:

                                                              12/31/00 12/30/01
                                                              -------- --------
                                                               (in thousands)
   Chicken................................................... $317,098 $288,780
   Coffee....................................................   94,753  101,472
   Bakery....................................................   67,651   61,414
   Corporate.................................................   59,947   71,548
                                                              -------- --------
     Total Assets............................................ $539,449 $523,214
                                                              ======== ========

 Capital Expenditures:

                                                              12/31/00 12/30/01
                                                              -------- --------
                                                               (in thousands)
   Chicken................................................... $ 29,086 $ 30,240
   Coffee....................................................    9,983   11,799
   Bakery....................................................   10,537    9,324
   Corporate.................................................    5,107    2,177
                                                              -------- --------
     Total Capital Expenditures.............................. $ 54,713 $ 53,540
                                                              ======== ========

17. Divestitures

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

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

   The results of Chesapeake have been classified as discontinued operations in the accompanying financial statements. The following amounts relate to Chesapeake's operations for the respective periods (in thousands):

                                                                       For the
                                                                         Year
                                                                        Ended
                                                                       12/26/99
                                                                       --------
   Total revenues..................................................... $ 2,108
                                                                       =======
   (Loss) from operations before income taxes.........................  (1,201)
   Income tax benefit.................................................     563
                                                                       -------
   (Loss) from operations, net of income taxes........................ $  (638)
                                                                       =======
   Basic (loss) per common share...................................... $ (0.02)
                                                                       =======

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

   The results of Ultrafryer have been classified as discontinued operations in the accompanying financial statements. The following amounts relate to Ultrafryer's operations for the respective periods (in thousands):

                                                        For the Year Ended
                                                        ---------------------
                                                        12/26/99    12/31/00
                                                        ---------   ---------
   Total revenues.....................................   $   9,076   $   3,371
                                                         =========   =========
   Income (loss) from operations before income taxes..         806         (90)
   Income tax (expense) benefit.......................        (370)         39
                                                         ---------   ---------
   Income (loss) from operations, net of income
    taxes.............................................   $     436   $     (51)
                                                         =========   =========
   Basic income per common share......................   $    0.02   $      --
                                                         =========   =========

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

18. Quarterly Results (Unaudited)

                                        16-Weeks  12-Weeks  12-Weeks  13-Weeks
                                         Ended     Ended     Ended     Ended
                                        04/16/00  07/09/00  10/01/00  12/31/00
                                        --------  --------  --------  --------
                                         (Dollars in thousands, except per
                                                  share amounts)
Restaurant sales......................  $173,864  $128,234  $126,096  $139,242
Restaurant gross profit (a)...........  $ 33,898  $ 24,525  $ 23,792  $ 30,235

Wholesale revenues....................  $ 15,643  $ 12,437  $ 12,980  $ 15,660
Wholesale gross profit (a)............  $  3,450  $  2,896  $  2,796  $  4,075

Net income from continuing
 operations...........................  $  5,239  $  5,856  $  7,354  $  9,273
Extraordinary loss on early
 extinguishment of debt, net of income
 taxes................................      (155)      (49)       --        (3)
Net income (loss) from discontinued
 operations...........................        11       (59)       (4)        1
                                        --------  --------  --------  --------
Net income............................  $  5,095  $  5,748  $  7,350  $  9,271
                                        ========  ========  ========  ========
Basic earnings (loss) per common share
 from:
  Continuing operations...............  $   0.20  $   0.22  $   0.28  $   0.35
  Net extraordinary loss on early
   extinguishment of debt.............     (0.01)       --        --        --
  Discontinued operations.............        --        --        --        --
                                        --------  --------  --------  --------
  Net income..........................  $   0.19  $   0.22  $   0.28  $   0.35
                                        ========  ========  ========  ========
Diluted earnings (loss) per common
 share from:
  Continuing operations...............  $   0.19  $   0.20  $   0.26  $   0.32
  Net extraordinary loss on early
   extinguishment of debt.............     (0.01)       --        --        --
  Discontinued operations.............        --        --        --        --
                                        --------  --------  --------  --------
  Net income..........................  $   0.18  $   0.20  $   0.26  $   0.32
                                        ========  ========  ========  ========

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

                                         16-Weeks 12-Weeks  12-Weeks  12-Weeks
                                          Ended    Ended     Ended     Ended
                                         04/22/01 07/15/01  10/07/01  12/30/01
                                         -------- --------  --------  --------
                                          (Dollars in thousands, except per
                                                   share amounts)
Restaurant sales.......................  $159,526 $119,367  $115,509  $112,553
Restaurant gross profit (a)............  $ 31,714 $ 22,730  $ 22,407  $ 24,303

Wholesale revenues.....................  $ 18,907 $ 14,783  $ 14,396  $ 16,709
Wholesale gross profit (a).............  $  4,353 $  3,308  $  3,091  $  2,386

Net income from continuing operations..  $  8,008 $  9,003  $  9,120  $ 11,753
Extraordinary loss on early
 extinguishment of debt, net of income
 taxes.................................        --     (307)     (693)       (3)
Net income (loss) from discontinued
 operations............................        --       --        --        --
                                         -------- --------  --------  --------
Net income.............................  $  8,008 $  8,696  $  8,427  $ 11,750
                                         ======== ========  ========  ========
Basic earnings (loss) per common share
 from:
  Continuing operations................  $   0.29 $   0.30  $   0.30  $   0.39
  Net extraordinary loss on early
   extinguishment of debt..............        --    (0.01)    (0.02)       --
  Discontinued operations..............        --       --        --        --
                                         -------- --------  --------  --------
  Net income...........................  $   0.29 $   0.29  $   0.28  $   0.39
                                         ======== ========  ========  ========
Diluted earnings (loss) per common
 share from:
  Continuing operations................  $   0.27 $   0.28  $   0.29  $   0.37
  Net extraordinary loss on early
   extinguishment of debt..............        --    (0.01)    (0.02)       --
  Discontinued operations..............        --       --        --        --
                                         -------- --------  --------  --------
  Net income...........................  $   0.27 $   0.27  $   0.27  $   0.37
                                         ======== ========  ========  ========

(a) Gross profit is revenues less cost of sales and operating expenses.

   Certain items in the prior quarters consolidated financial statements have been restated to conform to the current presentation and to reflect the extraordinary loss on early extinguishment of debt.

19. Common Stock

 Initial Public Offering

   On March 2, 2001, the Company sold, pursuant to an underwritten public offering, 3,136,328 shares (including 11,328 in over-allotment shares) of its common stock at a price of $17.00 per share and received approximately $46.0 million in net cash proceeds after deducting approximately $7.3 million in underwriting commissions, offering expenses and other associated miscellaneous costs. Following the public offering, the net proceeds were used to repay a portion of the Company's acquisition facility.

   In connection with the initial public offering, an additional 7,644,922 (including 1,394,922 in over-allotment shares) shares of common stock were sold by certain selling shareholders at $17.00 per share. The aggregate offering price of the shares sold by the selling shareholders was approximately $130.0 million.

                     AFC ENTERPRISES, INC. AND SUBSIDIARIES

 Secondary Public Offering

   On December 6, 2001, the Company completed a secondary public offering of 8,050,000 shares (including 1,050,000 in over-allotment shares) of common stock at a price of $23.00 per share. All of the shares of common stock were offered by selling shareholders. The Company did not receive any of the proceeds from the shares of common stock sold by the selling shareholders. Offering expenses and other associated miscellaneous costs to the Company were approximately $0.4 million.