Form 10-Q
period 2002-04-21
AFC ENTERPRISES INC
filed 2002-05-28
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 21, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission file number 000-32369

AFC ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	58-2016606
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Six Concourse Parkway, Suite 1700
Atlanta, Georgia	30328-5352
(Address of principal executive offices)	(Zip Code)

(770) 391-9500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   ✓    No   ☐

As of May 23, 2002, there were 30,878,060 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements

AFC Enterprises, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	16 Weeks Ended

	4/22/01	4/21/02

Revenues:
Restaurant sales	$159,526	$137,153
Franchise revenues	28,611	32,324
Wholesale revenues	18,705	19,678
Other revenues	4,325	5,736

Total revenues	211,167	194,891

Costs and expenses:
Restaurant cost of sales	46,271	38,406
Restaurant operating expenses	81,541	71,527
Wholesale cost of sales	9,167	10,143
Wholesale operating expenses	5,080	5,039
General and administrative	34,004	33,150
Depreciation and amortization	9,932	9,695
Goodwill and other intangible amortization	2,878	21
Charges for other restaurant closings, excluding Pine Tree	323	76
Charges for asset write-offs from re-imaging	436	—
Charges for other asset write-offs	648	—
Net (gain) on sale of assets	(1,202)	—

Total costs and expenses	189,078	168,057

Income from continuing operations	22,089	26,834
Other expenses:
Interest, net	8,742	5,676

Net income from continuing operations before income taxes	13,347	21,158
Income tax expense	5,339	8,188

Net income from continuing operations before a change in accounting principle	8,008	12,970
Loss from the cumulative effect of a change in accounting principle	—	(17,387)

Net income (loss)	$8,008	$(4,417)

Basic earnings per common share:
Net income attributable to common stock from continuing operations	$0.29	$0.42
Loss from the cumulative effect of a change in accounting principle	—	(0.57)

Net income (loss)	$0.29	$(0.15)

Diluted earnings per common share:
Net income attributable to common stock from continuing operations	$0.27	$0.40
Loss from the cumulative effect of a change in accounting principle	—	(0.54)

Net income (loss)	$0.27	$(0.14)

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	12/30/01	4/21/02

		(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,826	$12,928
Accounts and notes receivable, net of allowance for doubtful accounts of $1,608 in 2001 and $1,717 in 2002	24,611	24,115
Prepaid income taxes	1,610	136
Inventories	16,080	15,993
Deferred income taxes	880	2,234
Prepaid expenses and other	3,202	3,880

Total current assets	59,209	59,286

Long-term assets:
Notes receivable, net of allowance for doubtful accounts of $227 in 2001 and 2002	10,034	9,968
Deferred income taxes	2,353	—
Property and equipment, net of accumulated depreciation and amortization of $155,480 in 2001 and $163,951 in 2002	255,123	256,206
Assets under contractual agreement, net	7,230	7,150
Other assets	14,013	14,401
Trademarks, net of accumulated amortization of $51,093 in 2001 and 2002	69,707	69,707
Goodwill, net of accumulated amortization of $11,846 in 2001 and $10,037 in 2002	101,791	84,404
Intangible assets, net of accumulated amortization of $1,970 in 2001 and $1,941 in 2002	3,754	4,480

Total long-term assets	464,005	446,316

Total assets	$523,214	$505,602

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$28,738	$16,090
Bank overdrafts	11,656	11,446
Current portion of long-term debt and capital lease obligations	21,834	19,481
Short-term borrowings	1,746	—
Current portion of acquisition line of credit	10,000	10,000
Income taxes payable	2,564	2,253
Accrued expenses and other	19,081	23,382

Total current liabilities	95,619	82,652

Long-term liabilities:
Long-term debt, net of current portion	174,113	166,160
Capital lease obligations, net of current portion	1,686	1,682
Deferred income taxes	—	1,791
Other liabilities	28,075	29,164

Total long-term liabilities	203,874	198,797

Total liabilities	299,493	281,449

Shareholders’ equity:
Common stock	304	308
Capital in excess of par value	212,587	217,393
Notes receivable — officers, including accrued interest	(7,631)	(7,592)
Accumulated retained earnings	18,461	14,044

Total shareholders’ equity	223,721	224,153

Total liabilities and shareholders’ equity	$523,214	$505,602

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	16 Weeks Ended

	4/22/01	4/21/02

Cash flows provided by (used in) operating activities:
Net income (loss)	$8,008	$(4,417)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	17,387
Depreciation and amortization	12,810	9,716
Notes receivable — officers accrued interest	(130)	(92)
Compensation expense from stock options	132	—
Deferred tax expense (benefit)	(485)	2,790
Other	891	921
Increase in operating assets	(1,491)	(3,386)
Increase (decrease) in operating liabilities	2,543	(465)

Total adjustments	14,270	26,871

Net cash provided by operating activities	22,278	22,454

Cash flows provided by (used in) investing activities:
Proceeds from disposition of property and equipment	3,484	788
Investment in property and equipment	(16,258)	(13,952)
Proceeds from sales of turnkey developments	1,127	2,031
Investments in turnkey developments	(974)	(1,200)
Notes receivable additions	(7)	(75)
Payments received on notes	203	397

Net cash used in investing activities	(12,425)	(12,011)

Cash flows provided by (used in) financing activities:
Principal payments of long-term debt	(22,620)	(10,163)
Net borrowings under Acquisition line of credit	(42,000)	—
Net borrowings (repayments) under Revolving line of credit	839	(1,746)
Decrease in bank overdrafts, net	(5,908)	(210)
Principal payments for capital lease obligations	(1,252)	(607)
Notes and interest receivable — officers payments	128	172
Issuance of common stock from IPO, net	47,278	(89)
Issuance of common stock from option plans and other	3,661	2,302

Net cash used in financing activities	(19,874)	(10,341)

Net increase (decrease) in cash and cash equivalents	(10,021)	102
Cash and cash equivalents at beginning of period	23,615	12,826

Cash and cash equivalents at end of period	$13,594	$12,928

Supplemental Disclosure of Cash Flow Information:
Cash interest paid (net of capitalized amounts)	$3,702	$1,069
Cash paid for income taxes, net of refunds	4,748	1,638
Noncash Investing and Financing Activities:
Net (decrease) in property and equipment accruals	(4,555)	(2,507)
Cancellation of treasury shares	131	—
Notes receivable — other	438	—

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of AFC Enterprises, Inc., a Minnesota corporation, and its wholly-owned subsidiaries, AFC Properties, Inc. and Seattle Coffee Company (“SCC”), both Georgia corporations, Cinnabon International, Inc. (“CII”), a Delaware corporation, and Church’s Texas Holdings, LLC and AFC Holdings of Texas, LLC, both Georgia limited liability companies. All significant intercompany balances and transactions are eliminated in consolidation. The consolidated entity is referred to herein as “AFC” or “the Company.”

Nature of Operations and Basis of Presentation

     The Company is primarily a multi-concept quick service restaurant company. The Company operates and franchises quick service restaurants, bakeries and cafes primarily under the trade names Popeyes® Chicken & Biscuits (“Popeyes”), Church’s Chicken™ (“Church’s”), Seattle’s Best Coffee® (“SBC”), Torrefazione Italia® Coffee (“TI”) and Cinnabon® (“Cinnabon”). The Company also operates a wholesale coffee business.

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet data presented herein for December 30, 2001 was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. Accordingly, certain information and footnotes required by generally accepted accounting principles in the United States for complete financial statements are not included. The accompanying condensed consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. Certain items in the financial statements of the previous year have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on reported results of operations.

Significant Accounting Policies

     The accounting and reporting policies practiced by the Company are set forth in Note 1 to the Company’s consolidated financial statements for the fiscal year ended December 30, 2001, which are contained in the Company’s Form 10-K, filed with the Securities and Exchange Commission on February 20, 2002 and are incorporated herein by reference.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The statement changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach. Upon the Company’s adoption of SFAS No. 142 on December 31, 2001, amortization of current goodwill and certain other intangibles determined by management to have indefinite lives, ceased. In addition, the Company recorded a non-cash charge of approximately $17.4 million to reduce the carrying value of the goodwill associated with its coffee segment. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statements of operations (See Note 4).

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions which relate to Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The Company has not yet assessed the impact of SFAS No. 145 on its financial position or results of operations.

2.   Segment and Geographic Information

     The Company operates exclusively in the foodservice and beverage industry. Substantially all revenues result from the sale of menu products at restaurants, bakeries and cafes operated by the Company, franchise royalty and fee income earned from franchised restaurant, bakery and cafe operations and wholesale revenues from the sale of specialty coffee products. The Company’s reportable segments are based on specific products and services within the foodservice and beverage industry. The Company combines Popeyes and Church’s operations to form its chicken segment. The coffee segment consists of SCC’s operations, which include its wholesale operations. The Company’s bakery segment includes Cinnabon’s operations.

     The “corporate” component of operating income includes revenues from (i) interest income from notes receivable and rental revenue from leasing and sub-leasing agreements with third parties, less (ii) corporate general and administrative expenses.

     Operating income primarily represents each segment’s earnings before income taxes, interest, depreciation, amortization, gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.

     Revenues:

	16 Weeks Ended

	04/22/01	04/21/02

	(in thousands)
Chicken	$159,353	$144,774
Coffee	27,467	28,321
Bakery	23,274	20,401
Corporate	1,073	1,395

Total Revenues	$211,167	$194,891

     Operating Income:

	16 Weeks Ended

	04/22/01	04/21/02

	(in thousands)
Chicken	$39,477	$42,329
Coffee	1,949	2,172
Bakery	2,081	2,262
Corporate	(8,271)	(10,137)

Total Operating Income	35,236	36,626
Adjustments to reconcile to income from continuing operations:
Depreciation and amortization	(12,810)	(9,716)
Compensation expense related to stock options	(132)	—
Loss on fixed asset and other write-offs	(205)	(76)

Income from continuing operations	$22,089	$26,834

     As of April 21, 2002, there were no material changes to the Company’s total assets by reportable segment from the amounts disclosed in the Company’s consolidated financial statements for the fiscal year ended December 30, 2001 except for a $17.4 million write-down of goodwill in the coffee segment due to impairment upon the Company’s adoption of SFAS No. 142.

3.   Basic and Diluted Earnings Per Share

     The following represents a reconciliation of the Company’s basic and diluted earnings per share as required by the Financial Accounting Standards Board Statement No. 128 “Earnings per Share”:

	16 Weeks Ended

	04/22/01	04/21/02

	(in thousands)
Net income from:
Continuing operations before a change in accounting principle	$8,008	$12,970
Loss from the cumulative effect of a change in accounting principle	—	(17,387)

Net income (loss)	$8,008	$(4,417)

	16 Weeks Ended

	04/22/01	04/21/02

	(in thousands)
Denominator for basic earnings per share – weighted average shares	27,961	30,660
Effect of dilutive securities – employee stock options and warrants	1,889	1,734

Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	29,850	32,394

4.   Goodwill and Other Intangible Assets

     SFAS No. 142 requires the disclosure of what reported income and per-share amounts before extraordinary items and net income would have been had the requirements of SFAS No. 142 been in effect during the earlier periods. The following represents the adjusted values:

16 Weeks
Ended
04/22/01

(in thousands)
Net income, as reported	$8,008
Add back amortization, net of applicable taxes, for:
Trademarks	1,067
Goodwill	572
Other unamortized intangibles	64

Net income, as adjusted	$9,711

16 Weeks
Ended
04/22/01

Basic earnings per common share:
Net income, as reported	$0.29
Add back amortization, net of applicable taxes, for:
Trademarks	0.04
Goodwill	0.02
Other unamortized intangibles	—

Basic earnings per common share, as adjusted	$0.35

16 Weeks
Ended
04/22/01

Diluted earnings per common share:
Net income, as reported	$0.27
Add back amortization, net of applicable taxes, for:
Trademarks	0.04
Goodwill	0.02
Other unamortized intangibles	—

Diluted earnings per common share, as adjusted	$0.33

     The changes in the carrying amount of goodwill for the first quarter of 2002, are as follows:

Balance as of December 30, 2001	$101,791
Transition impairment adjustment	(17,387)

Balance as of April 21, 2002	$84,404

     Indefinite-lived intangible assets as of April 21, 2002 totaled $72.7 million and consist primarily of the Company's trademarks. Amortizable intangible assets at April 21, 2002 totaled $1.5 million, net of accumulated amortization of $0.6 million, and consist primarily of the Company's franchise business value for its coffee segment. Amortization expense for the 16 weeks ended April 21, 2002, was approximately $21,000.

5.   Subsequent Event

     Long-Term Debt

     On May 23, 2002, the Company entered into a new bank credit facility with J.P. Morgan Chase and Credit Suisse First Boston, and certain other lenders, which consisted of a $75.0 million revolving credit facility, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan. Under the terms of the bank credit facility, the Company may also obtain letters of credit.

     The revolving credit facility is due in full without installments on May 23, 2007. The outstanding balances of the Tranche A term loan and the Tranche B term loan are due in installments through May 23, 2007 and May 23, 2009, respectively. The Tranche A term loan, the Tranche B term loan and the revolving credit facility bear interest at LIBOR plus an applicable margin based on certain financial leverage ratios which may fluctuate because of changes in these ratios. The margins are currently 2.00% for the revolving credit facility and the Tranche A term loan and 2.25% for the Tranche B term loan. The Company will pay a facility commitment fee on the undrawn amounts of the Tranche A term loan and the revolving credit facility of 0.5% annually paid quarterly.

     At closing, the Company drew the entire $125.0 million Tranche B term loan to refinance its existing bank debt of approximately $62.6 million and invested the excess in certain highly rated short-term investments, in accordance with the new bank credit facility. In connection with the refinancing of the Company’s existing bank debt, the Company will record an extraordinary loss on the early extinguishment of debt of approximately $0.6 million, pre-tax, related to a non-cash write-off of unamortized debt issuance costs remaining from its existing bank debt. The Company also gave notice to call its 10.25% senior subordinated notes, due May 15, 2007 at a price of 105.125. The Company expects to retire these notes on or about June 27, 2002 by drawing on the Tranche A term loan and the revolving credit facility. In connection with the call, the Company anticipates recording an extraordinary loss on the early extinguishment of debt of approximately $9.0 million, pre-tax, comprised of an estimated $6.5 million cash premium and a non-cash write-off of related unamortized debt issuance costs approximating $2.5 million.

     The bank credit facility contains certain financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, and limiting the amount of debt which can be loaned to the Company's franchisees or guarantee on their behalf. The bank credit facility also limits the Company's ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions. As of the date of this filing, the Company is in compliance with all required covenants. The bank credit facility is secured by a first priority security interest in substantially all of the Company's assets. The Company's subsidiaries are required to guarantee our obligations under the bank credit facility.

     In connection with the refinancing, the Company incurred approximately $4.3 million in debt issuance costs which will be capitalized and amortized over the term of the new bank credit facility.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the cost and availability of our principal food products, labor shortages or increased labor costs, our ability to franchise new units and expand our brands, both our and our franchisees’ ability to successfully operate existing units and open new units, changes in consumer preferences and demographic trends, competition, general economic, political and regulatory conditions and the risk factors detailed in our Annual Report on Form 10-K for the year ended December 30, 2001 and other documents we file with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements, since those statements speak only as of the date they are made.

General

     We operate, develop and franchise quick service restaurants, bakeries and cafes, or QSRs, primarily under the trade names Popeyes Chicken & Biscuits, Church’s Chicken, Cinnabon, Seattle’s Best Coffee and Torrefazione Italia. As of April 21, 2002, we operated and franchised 3,896 restaurants, bakeries and cafes in 47 states, the District of Columbia, Puerto Rico and 30 foreign countries. We also sell our premium specialty coffees through wholesale and retail distribution channels under our Seattle’s Best Coffee and Torrefazione Italia brands.

Consolidated Results of Operations

     The following table presents selected revenues and expenses as a percentage of total revenues for our Consolidated Statements of Operations for the sixteen-week periods ended April 22, 2001 and April 21, 2002.

	16 Weeks Ended

	April 22,	April 21,
	2001	2002

Revenues:
Restaurant sales	75.5%	70.4%
Franchise revenues	13.5	16.6
Wholesale revenues	8.9	10.1
Other revenues	2.1	2.9

Total revenues	100.0%	100.0%

Costs and expenses:
Restaurant cost of sales (1)	29.0%	28.0%
Restaurant operating expenses (1)	51.1	52.1
Wholesale cost of sales (2)	49.0	51.5
Wholesale operating expenses (2)	27.2	25.6
General and administrative	16.1	17.0
Depreciation and amortization	4.7	5.0
Goodwill and other intangible amortization	1.4	—
Charges for other restaurant closings, excluding Pine Tree	0.1	—
Charges for asset write-offs from re-imaging	0.2	—
Charges for other asset write-offs	0.3	—
Net (gain) loss on sale of assets	(0.6)	—
Total costs and expenses	89.5	86.2

Income from continuing operations	10.5	13.8
Interest expense, net	4.1	2.9

Income from continuing operations before income taxes	6.4	10.9
Income tax expense	2.6	4.2

Net income from continuing operations before a change in accounting principle	3.8	6.7
Loss from the cumulative effect of a change in accounting principle (3)	—	(8.9)

Net income	3.8%	(2.2)

(1)	Expressed as a percentage of restaurant sales by company-operated restaurants, bakeries and cafes.

(2)	Expressed as a percentage of wholesale revenues.

(3)	Impact of our adoption of SFAS 142 and related impairment of Seattle Coffee Company’s goodwill.

Selected Financial Data

     The following table sets forth certain financial information and other restaurant, bakery and cafe data relating to company-operated and franchised restaurants, bakeries and cafes (as reported to us by franchisees) for the sixteen-week periods ended April 22, 2001 and April 21, 2002:

	16 Weeks Ended

	April 22,	April 21,	% Change
	2001	2002	2001-2002

	(dollars in millions)
Operating EBITDA, as defined (1)	$35.2	$36.6	4.0%
Operating EBITDA margin	16.7%	18.8%	2.1 pts.
Cash capital expenditures	$16.3	$14.0	(14.1)%
Restaurant, bakery and cafe data :
System-wide sales:
Popeyes	$386.4	$429.6	11.2%
Church’s	271.4	279.1	2.8
Cinnabon	59.1	63.4	7.3
Seattle Coffee retail	17.6	22.2	26.3
Seattle Coffee wholesale	18.7	19.7	5.2

Total	$753.2	$814.0	8.1%

System-wide unit openings:
Popeyes	32	34	6.3%
Church’s	25	23	8.0
Cinnabon	29	23	(20.7)
Seattle Coffee retail	11	17	54.5

Total	97	97	—%

System-wide units open, end of period:
Popeyes	1,504	1,622	7.8%
Church’s	1,516	1,519	0.2
Cinnabon	467	565	20.5
Seattle Coffee retail	141	190	34.8

Total	3,628	3,896	7.4%

(1)	Operating EBITDA is defined as income from operations plus depreciation and amortization, adjusted for items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity. Operating EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. We have included information concerning Operating EBITDA as one measure of our cash flow and historical ability to service debt. We believe investors find this information useful. Operating EBITDA, as defined, may not be comparable to similarly-titled measures reported by other companies.

	16 Weeks Ended

	April 22,	April 21,
	2001	2002

System-wide percentage change in comparable restaurant sales:
Popeyes domestic	2.8%	4.2%
Church’s domestic	0.9	1.0
Cinnabon domestic	6.5	(4.2)
Seattle Coffee domestic	0.8	(2.6)
Popeyes international	(8.7)	(1.9)
Church’s international	(3.4)	1.4
Cinnabon international	(7.7)	(32.2)
Seattle Coffee international	5.8	2.5

Comparable Sales

     Domestic system-wide comparable sales at Popeyes and Church’s increased in the first quarter of 2002. The increase was primarily due to new product introductions, marketing initiatives and the re-imaging of Church’s and Popeyes units. Cinnabon and Seattle Coffee domestic system-wide comparable sales decreased in the first quarter of 2002 primarily due to lower traffic at captive venues such as malls and airports.

     International system-wide comparable sales at Popeyes decreased in the first quarter of 2002 primarily due to a decline in sales in Korea and the Middle East. Church’s international system-wide comparable sales increase in the first quarter of 2002 was mainly due to an increase in sales in Indonesia and Puerto Rico. Cinnabon’s international system-wide comparable sales decrease in the first quarter of 2002 was due to a decrease in sales in Japan. Seattle Coffee international system-wide comparable sales increased in the first quarter of 2002 due to an increase in sales in the Middle East.

Operating Results

System-Wide Sales

     System-wide sales include sales from all restaurants, bakeries and cafes, whether operated by us or our franchisees, and from coffee wholesale operations.

Revenues

     Our revenues consist primarily of four elements:

•	restaurant sales at our company-operated restaurants, bakeries and cafes;

•	revenues from franchising;

•	revenues from wholesale operations; and

•	other revenues.

     Restaurant Sales. Our restaurant sales consist of gross cash register receipts at our company-operated restaurants, bakeries and cafes, net of sales tax.

     Revenues from Franchising. We earn franchise revenues through franchise agreements, domestic development agreements and international development agreements. Our standard franchise agreement provides for the payment of a royalty fee based on the net restaurant sales of franchisees. We record royalties as revenues when sales occur at franchised units. In addition, we record development fees under domestic and international development agreements, and fees for the purchase of a franchise, as deferred revenues when received. We recognize these fees as revenue when the restaurants, bakeries and cafes for which these fees were paid are opened and all material services or conditions relating to the fees have been substantially performed or satisfied by us.

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

Operating Costs and Expenses

     Restaurant Cost of Sales. Our restaurant cost of sales consists primarily of food, beverage and food ingredients costs, and also includes the cost of napkins, cups, straws, plates, take-out bags and boxes. The primary element affecting our chicken restaurant cost of sales is chicken prices, which are affected by seasonality and are normally higher during the summer months, when demand for chicken is at its peak. The primary elements affecting our bakery and cafe costs of sales are flour and Indonesian cinnamon, and green coffee beans. Other factors such as sales volume, our menu pricing, product mix and promotional activities can also materially affect the level of our restaurant cost of sales.

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

Depreciation and Amortization Expenses

     Depreciation and amortization expense consists primarily of the depreciation of buildings and equipment and the amortization of leasehold improvements.

Goodwill and Other Intangible Asset Amortization

     Goodwill and other intangible asset amortization in 2001 consists of amortization of goodwill and other intangible assets resulting from our emergence from bankruptcy in 1992, acquisitions and other transactions. In conjunction with our adoption of SFAS 142 in 2002, amortization in 2002 consists of other intangible assets deemed to have finite useful lives.

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

Comparisons of the Sixteen Weeks Ended April 21, 2002 and April 22, 2001

System-Wide Sales

     System-wide sales increased by $60.8 million, or 8.1%, to $814.0 million in the first quarter of 2002 from $753.2 million in the comparable period in 2001. Our system-wide sales increase was due primarily to new franchise unit growth, an increase in comparable sales in our domestic chicken markets and coffee wholesale revenue growth. The overall increase was partially offset by comparable sales decreases in our Popeyes and Cinnabon international franchised markets. In the first quarter of 2002, we opened 54 restaurants, bakeries and cafes domestically, and 43 restaurants, bakeries and cafes in international markets. As of April 21, 2002, there were 3,896 system-wide units open, compared to 3,628 as of April 22, 2001.

Company-Operated Unit Sales

     Chicken. Company-operated chicken restaurant sales decreased by $18.3 million, or 14.1%, to $112.0 million in the first quarter of 2002 from $130.3 million in the comparable period in 2001. The decrease was primarily due to a net reduction of 88 company-operated restaurants during the time period from April 23, 2001 to April 21, 2002. In fiscal year 2001, we sold a total of 98 company-operated chicken restaurants to franchisees. As of April 21, 2002, we had 490 company-operated chicken restaurants open, compared to 578 as of April 22, 2001.

     Bakery. Company-operated bakery sales decreased by $3.8 million, or 18.2%, to $17.2 million in the first quarter of 2002 from $21.0 million in the comparable period in 2001. The decrease was due primarily to a net reduction of 34 company-operated bakeries during the time period from April 23, 2001 to April 21, 2002 and a decrease of 1.4% in comparable sales. We sold 36 company-operated bakeries to franchisees, most of which were sold in mid to late fiscal year 2001. As of April 21, 2002, we had 152 company-operated bakeries open, compared to 186 as of April 22, 2001.

     Cafe. Company-operated cafe sales decreased by $0.3 million, or 3.0%, to $7.9 million in the first quarter of 2002 from $8.2 million in the comparable period in 2001. The decrease in sales was primarily due to a 8.7% decrease in comparable sales. As of April 21, 2002, we had 76 company-operated cafes open, compared to 70 as of April 22, 2001.

Wholesale Coffee Sales

     Wholesale coffee sales increased by $1.0 million, or 5.2%, to $19.7 million in the first quarter of 2002 from $18.7 million in the comparable period in 2001. The increase was due primarily to growth in the number of points of distribution from our wholesale accounts. As of April 21, 2002, we had 3,577 wholesale accounts with 8,300 points of distribution. As of April 22, 2001, we had 4,186 wholesale accounts with 6,800 points of distribution.

Franchise Royalties and Fees

     Chicken. Chicken franchise royalty revenues increased by $3.4 million, or 14.4%, to $27.2 million in the first quarter of 2002 from $23.8 million in the comparable period in 2001. The increase was due to an increase in domestic franchise comparable sales and new unit growth, partially offset by a decrease in international franchise comparable sales. As of April 21, 2002, we had 2,651 domestic and international franchised chicken restaurants open, compared to 2,442 as of April 22, 2001. Chicken franchise fee revenues decreased by $0.5 million, or 23.6%, to $1.5 million in the first quarter of 2002 from $2.0 million in the comparable period in 2001. The decrease was primarily due to the collection of transfer and extension fees in the first quarter of 2001. We opened 34 domestic franchised chicken restaurants in the first quarter of 2002, compared to 36 in the comparable period in 2001, and 23 international franchised chicken restaurants in the first quarter of 2002, compared to 21 in the comparable period in 2001.

     Bakery. Bakery franchise royalty revenues increased by $0.4 million, or 19.1%, to $2.3 million in the first quarter of 2002 from $1.9 million in the comparable period in 2001. The increase was due primarily to new unit growth, offset by a decrease in domestic and international franchise comparable sales. As of April 21, 2002, we had 413 domestic and international franchised bakeries open, compared to 282 as of April 22, 2001. Bakery franchise fee revenues of $0.4 million were the same in the first quarters of 2002 and 2001. We opened 10 domestic franchised bakeries in the first quarter of 2002, compared to 15 in the comparable period in 2001, and 12 international franchised bakeries in the first quarter of 2002, compared to 11 in the comparable period in 2001.

     Cafe. Cafe royalty revenues increased by $0.3 million, or 77.6%, to $0.6 million in the first quarter of 2002 from $0.3 million in the comparable period in 2001. The increase was primarily due to new unit growth and an increase in domestic and international franchise comparable sales. As of April 21, 2002, we had 114 franchised cafes open, compared to 71 as of April 22, 2001. Cafe franchise fee revenues increased by $0.1 million, or 44.9%, to $0.3 million in the first quarter of 2002 from $0.2 million in the comparable period in 2001. The increase resulted from the opening of eight international franchised cafes and the collection of transfer fees for two international franchised units in the first quarter of 2002.

Other Revenues

     Other revenues increased by $1.4 million, or 32.6%, to $5.7 million in the first quarter of 2002 from $4.3 million in the comparable period in 2001. The increase in other revenues was primarily due to an increase in rental revenues from additional leased properties. Our conversion of company-operated units to franchised units resulted in additional properties that we leased to franchisees.

Company-Operated Operating Profit

     Chicken. Company-operated chicken restaurant operating profit decreased by $3.1 million, or 11.2%, to $24.4 million in the first quarter of 2002 from $27.5 million in the comparable period in 2001. The decrease was due primarily to an 88 company-operated net unit decrease from the time period from April 23, 2001 to April 21, 2002. Company-operated chicken restaurant operating profit as a percentage of company-operated chicken restaurant sales was 21.8% in the first quarter of 2002, compared to 21.1% in the comparable period in 2001. The 0.7% increase in operating profit margin was due to lower food costs, as a percentage of restaurant sales, resulting from a shift in product mix.

     Bakery. Company-operated bakery operating profit decreased by $1.0 million, or 30.0%, to $2.4 million in the first quarter of 2002 from $3.4 million in the comparable period in 2001. The decrease was due primarily to a 34 company-operated net unit decrease. Company-operated bakery operating profit as a percentage of company-operated bakery sales was 14.1% in the first quarter of 2002, compared to 16.4% in the comparable period in 2001. The 2.3% decrease in the operating profit margin was due to higher personnel and rent expenses as a percentage of bakery sales.

     Cafe. Company-operated cafe operating profit decreased by $0.4 million, or 52.0%, to $0.3 million in the first quarter of 2002 from $0.7 million in the comparable period in 2001. The decrease was primarily due to increased personnel costs and rent expense compared to the same period in the prior year. Company-operated cafe operating profit as a percentage of company-operated cafe sales was 4.5% in the first quarter of 2002, compared to 9.1% in the comparable period in 2001. The 4.6% decrease in the operating profit margin was due to higher personnel and rent expenses as a percentage of cafe sales.

     Wholesale Coffee Operating Profit. Wholesale coffee operating profit of $4.5 million was the same in the first quarters of 2002 and 2001. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 22.8% in the first quarter of 2002, compared to 23.8% in the comparable period in 2001. The 1.0% decrease in operating profit margin was primarily due to higher cost of sales as a percentage of wholesale sales, resulting from a shift in product mix.

     General and Administrative Expenses. General and administrative expenses decreased by $0.9 million, or 2.5%, to $33.1 million in the first quarter of 2002 from $34.0 million in the comparable period in 2001. The decrease was primarily due to a decrease in our chicken and bakery segments’ expenses to support our company-operated units resulting from our conversion of company-operated units to franchised units. General and administrative expenses as a percentage of total revenues were 17.0% in the first quarter of 2002, compared to 16.1% in the comparable period in 2001.

     Depreciation and Amortization. Depreciation and amortization decreased by $0.2 million, or 2.4%, to $9.7 million in the first quarter of 2002 from $9.9 million in the comparable period in 2001. The decrease was mainly due to the conversion of company-operated units to franchised units throughout fiscal year 2001, partially offset by capital additions during the time period from April 23, 2001 to April 21, 2002. Depreciation and amortization as a percentage of total revenues was 5.0% in the first quarter of 2002, compared to 4.7% in the comparable period in 2001.

     Goodwill and Other Intangible Asset Amortization. Goodwill and other intangible asset amortization decreased by $2.8 million to $21,000 in the first quarter of 2002. The decrease was due to our adoption of SFAS 142 in the first quarter of 2002, resulting in the discontinuance of amortization expense on goodwill and our other intangible assets having indefinite lives.

     Charges for Restaurant Closings. Charges for restaurant, bakery and cafe closings, excluding Pine Tree restaurant closings decreased by $0.2 million to $0.1 million in the first quarter of 2002 from $0.3 million in the comparable period in 2001. The $0.1 million charges in the first quarter of 2002 related to the closing of one Church’s restaurant. The $0.3 million charges in 2001 related to the closing of two Seattle Coffee cafes.

     Charges for Asset Write-Offs from Re-imaging. There were no charges for asset write-offs from re-imaging in the first quarter of 2002. The $0.4 million in the first quarter of 2001 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged, which were mainly Church’s units.

     Charges for Other Asset Write-Offs. There were no charges for other asset write-offs in the first quarter of 2002. The charges for other asset write-offs of $0.7 million in the first quarter of 2001 resulted from the write-off of equipment at our chicken restaurants as well as corporate asset write-offs.

     Net Loss (Gain) on Sale of Fixed Assets. There were no gains or losses from the sale of fixed assets in the first quarter of 2002. The net gain on sale of fixed assets of $1.2 million in the first quarter of 2001 was primarily due to the sale of ten Church’s company-operated restaurants.

     Income from Continuing Operations. Excluding charges for restaurant closings, charges for asset write-offs from re-imaging and the net gain on sale of fixed assets, income from continuing operations increased by $4.6 million, or 20.7%, to $26.9 million in the first quarter of 2002 from $22.3 million in the comparable period in 2001. The increase was due to a $2.8 million decrease in amortization expense and franchise and wholesale revenue increases. The increase was partially offset by a decrease in company-operated restaurant and bakery sales due to the sale of restaurants and bakeries to Church’s, Popeyes and Cinnabon franchisees throughout fiscal year 2001.

     Interest Expense, Net. Interest expense decreased by $3.1 million, or 35.1%, to $5.7 million in the first quarter of 2002 from $8.8 million in the comparable period in 2001. The decrease was primarily due to the pay-down of debt during the first quarter of 2001 primarily with the proceeds from our initial public offering and the repurchase of $23.1 million of our senior subordinated notes in the second and third quarters of 2001.

     Loss from the Cumulative Effect of a Change in Accounting Principle. In the first quarter of 2002, we recorded a $17.4 million impairment write down of our Seattle Coffee goodwill in connection with our adoption of SFAS 142 (See “Recent Accounting Developments” in this filing).

     Income Taxes. Excluding the SFAS 142 impairment write-down of Seattle Coffee’s goodwill, our effective tax rate in the first quarter of 2002 was 38.7%, compared to an effective tax rate of 40.0% in the comparable period in 2001. Our effective tax rate was impacted by our adoption of SFAS 142. Our effective tax rate decreased due to the discontinuance of amortization of goodwill which is not deductible for tax purposes.

Liquidity and Capital Resources

     We have financed our business activities primarily with funds generated from operating activities, proceeds from the issuance of our senior subordinated notes, proceeds from the issuance of common stock and borrowings under our bank credit facility.

     Net cash provided by operating activities for the sixteen-week period ended April 22, 2001 and April 21, 2002 was $22.4 million and $22.5 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of April 22, 2001 and April 21, 2002 was $0.1 million and $1.5 million, respectively. The increase in available cash and cash equivalents, net of bank overdrafts, in the first quarter of 2002 was due primarily to lower principal payments made on our bank credit facility compared to the comparable period in 2001.

     Net cash used in investing activities for the sixteen-week periods ended April 22, 2001 and April 21, 2002 was $12.4 million and $12.0 million, respectively. In the first quarter of 2001, we invested $16.3 million in property and equipment and $1.0 million in connection with our turnkey development program, which was offset by the receipt of $4.6 million in proceeds from the sale of company-operated and turnkey units. In the first quarter of 2002, we invested $13.9 million in property and equipment and $1.2 million in connection with our turnkey development program, which was offset by the receipt of $2.8 million in proceeds from the sale of company-operated and turnkey units.

     Net cash used in financing activities for the sixteen-week periods ended April 22, 2001 and April 21, 2002 was $20.0 million and $10.4 million, respectively. In the first quarter of 2001, we made principal payments of approximately $64.6 million under our bank credit facility, primarily from the receipt of $47.3 million in net proceeds from our initial public offering and $3.7 million from the exercise of stock options to purchase our common stock shortly after our initial public offering. In the first quarter of 2002, we made principal payments of approximately $10.2 million under our bank credit facility using internal funds, and received $2.3 million from the exercise of stock options to purchase our common stock.

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

     During the sixteen weeks ended April 21, 2002, we invested $13.9 million in various capital projects, including $2.7 million in new restaurant, bakery and cafe locations; $3.4 million in our re-imaging program; $1.1 million in our Seattle Coffee wholesale operations; $4.7 million in other capital assets to maintain, replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $2.0 million to complete other corporate projects.

     Substantially all of our capital expenditures have been financed using cash provided from normal operating activities, proceeds from the sale of our company-operated units and borrowings under our bank credit facility.

     For the fiscal year ending December 29, 2002, we plan to invest approximately $36.0 million in capital expenditures. We estimate $14.7 million will be used for rebuilding or relocating units, growth initiatives and re-imaging existing restaurants, bakeries and cafes; $4.0 million will be used in our Seattle Coffee wholesale, production and distribution operations; $10.4 million will be used for maintaining, replacing and extending the lives of restaurant, bakery and cafe equipment and facilities; and the remaining $6.9 million will be used to complete other corporate projects. We intend to finance these investments using cash from operations and borrowings under our bank credit facility. In addition, we may invest in re-imaging and new unit development activities in 2002 in excess of the $14.7 million above using proceeds from the sale of company-operated units to franchisees.

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

     Based upon our current level of operations and anticipated growth, we believe that available cash provided from operating activities, together with the proceeds from the exercise of stock options, available borrowings under our bank credit facility, which we anticipate refinancing at the end of May 2002 and proceeds obtained from the sale of company-operated restaurants, bakeries and cafes to franchisees, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments under our senior subordinated notes and our bank credit facility for the next 15 months.

Long Term Debt

     On May 23, 2002, we entered into a new bank credit facility with J.P. Morgan Chase and Credit Suisse First Boston and certain other lenders, which consisted of a $75.0 million revolving credit facility, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan. Under the terms of the bank credit facility, we may also obtain letters of credit.

     The revolving credit facility is due in full without installments on May 23, 2007. The outstanding balances of the Tranche A term loan and the Tranche B term loan are due in installments through May 23, 2007 and May 23, 2009, respectively. The Tranche A term loan, the Tranche B term loan and the revolving credit facility bear interest at LIBOR plus an applicable margin based on certain financial leverage ratios which may fluctuate because of changes in these ratios. The margins are currently 2.00% for the revolving credit facility and the Tranche A term loan and 2.25% for the Tranche B term loan. We will pay a facility commitment fee on the undrawn amounts of the Tranche A term loan and the revolving credit facility of .5% annually paid quarterly.

     At closing, we drew the entire $125.0 million Tranche B term loan to refinance our existing bank debt of approximately $62.6 million and invested the excess in certain highly rated short-term investments, in accordance with the new bank credit facility. In connection with the refinancing of our existing bank debt, we will record an extraordinary loss on the early extinguishment of debt of approximately $0.6 million, pre-tax, related to a non-cash write-off of unamortized debt issuance costs remaining from our existing bank debt. We also gave notice to call our 10.25% senior subordinated notes, due May 15, 2007 at a price of 105.125. We expect to retire these notes on or about June 27, 2002 by drawing on the Tranche A term loan and the revolving credit facility. In connection with the call, we anticipate recording an extraordinary loss on the early extinguishment of debt of approximately $9.0 million, pre-tax, comprised of an estimated $6.5 million cash premium and a non-cash write-off of related unamortized debt issuance costs approximating $2.5 million.

     The bank credit facility contains certain financial and other covenants, including covenants requiring us to maintain various financial ratios, limiting our ability to incur additional indebtedness, restricting the amount of capital expenditures that we may incur and limiting the amount of debt we can loan to our franchisees or guarantee on their behalf. The bank credit facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. As of the date of this filing, we were in compliance with all required covenants. The bank credit facility is secured by a first priority security interest in substantially all of our assets. Our subsidiaries are required to guarantee our obligations under the bank credit facility.

     In connection with the refinancing, we incurred approximately $4.3 million in debt issuance costs which we will capitalize and amortize our the term of the new bank credit facility.

Recent Accounting Pronouncements

     Effective December 31, 2001, we adopted new accounting rules for goodwill and certain intangible assets under Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the first quarter of 2002, we completed our impairment review and recorded a $17.4 million non-cash charge for the impairment of goodwill, (goodwill which was generated in the Seattle Coffee Company acquisition in March 1998). The charge was a result of the change in accounting rules under SFAS 142 regarding impairment testing based on fair values and attributable to lower than anticipated retail growth of Seattle Coffee Company’s operations reflecting the company’s decision to emphasize its wholesaling strategy since the date of acquisition. The charge is non-operational in nature and is reflected as a loss from the cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. We have not yet assessed the impact of SFAS No. 145 on our financial position or results of operations.

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

     Interest Rate Risk. Our exposure to interest rate risk relates to our senior subordinated notes and borrowings under our bank credit facility. Our senior subordinated notes bear interest at a fixed rate of 10.25%. The aggregate balance outstanding under our senior subordinated notes as of April 21, 2002 was $126.9 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. As of April 21, 2002, the fair value of our senior subordinated notes was approximately $6.3 million higher than the carrying amount. Our bank credit facility borrowings bear interest at rates that are benchmarked to U.S. and European short-term floating-rate interest rates. The balances outstanding under our bank credit facility as of April 21, 2002 totaled $68.6 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our bank credit facility would be approximately $0.7 million. This assumes no change in the amount or composition of the debt at April 21, 2002.

     Chicken Market Risk. Our cost of sales is significantly affected by increases in the cost of chicken, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, and greater international demand for domestic chicken products. In order to ensure favorable pricing for our chicken purchases in the future, reduce volatility in chicken prices and maintain an adequate supply of fresh chicken, our purchasing cooperative has entered into two types of chicken purchasing contracts with chicken suppliers. The first is a grain-based “cost-plus” pricing contract that utilizes prices that are based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other contract is a market-priced formula contract based on the “Georgia whole bird market value.” Under this contract, we and our franchisees pay the market plus a premium for the cut specifications for our restaurants. The market-priced formula contracts have maximum and minimum prices that we and our franchisees will pay during the term of the contract. Both contracts have terms ranging from two to three years with provisions for certain annual price adjustments as defined in the contracts.

     Coffee Bean Market Risk. Our two Seattle Coffee brands’ principal raw material is green coffee beans. The supply and prices of green coffee beans are volatile. Although most coffee beans trade in the commodity market, coffee beans of the quality sought by Seattle Coffee tend to trade on a negotiated basis at a premium above the commodity market coffee pricing, depending upon the supply and demand at the time of purchase. Availability and price can be affected by many factors in producing countries, including weather and political and economic conditions. We typically enter into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to a year as negotiated with the individual supplier.

PART 2 — OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit

Exhibit 11.* Statement Regarding Composition of Per Share Earnings

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 3 to the condensed consolidated financial statements in this report.

(b) Current Reports on Form 8-K

We filed a Current Report on Form 8-K dated April 19, 2002 under “Item 4, Changes in Registrant’s Certifying Accountant” to report a change in our independent accountants.

We filed a Current Report on Form 8-K dated April 25, 2002 under “Item 5, Other Events and Regulation FD Disclosure” to disclose our receipt of commitment letters for a new senior bank credit facility.

We filed a Current Report on Form 8-K dated May 22, 2002 under “Item 5, Other Events and Regulation FD Disclosure” to disclose the delay of our first quarter 2002 earnings release pending our auditor’s completion of their review of SFAS 142, which we adopted in the first quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: May 28, 2002	By:	/s/ Gerald J. Wilkins

Gerald J. Wilkins Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)