Form 10-Q
period 2002-07-14
AFC ENTERPRISES INC
filed 2002-08-14
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 14, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-32369

AFC ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	58-2016606 (IRS Employer Identification No.)

Six Concourse Parkway, Suite 1700 Atlanta, Georgia (Address of principal executive offices)	30328-5352 (Zip Code)

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

Yes  ✓      No

As of August 2, 2002, there were 31,044,955 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
AFC Enterprises, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	12 Weeks Ended		28 Weeks Ended

	7/15/01	7/14/02	7/15/01	7/14/02

Revenues:
Restaurant sales	$119,367	$99,129	$278,893	$236,282
Franchise revenues	24,841	30,967	53,452	63,291
Wholesale revenues	14,514	15,601	33,219	35,279
Other revenues	3,176	4,351	7,501	10,087

Total revenues	161,898	150,048	373,065	344,939

Costs and expenses:
Restaurant cost of sales	35,374	27,993	81,645	66,399
Restaurant operating expenses	61,263	52,377	142,804	123,904
Wholesale cost of sales	7,209	7,648	16,376	17,791
Wholesale operating expenses	3,979	3,833	9,059	8,872
General and administrative	23,957	25,191	57,961	58,341
Depreciation	7,463	7,212	17,395	16,907
Amortization	2,166	121	5,044	142
Charges for other restaurant closings, excluding Pine Tree	71	239	394	315
Charges for Pine Tree restaurant closings	678	—	678	—
Charges for asset write-offs from re-imaging	961	492	1,397	492
Charges for other asset write-offs	253	257	901	257
Net gain on sale of assets	(1,978)	(232)	(3,180)	(232)

Total costs and expenses	141,396	125,131	330,474	293,188

Income from continuing operations	20,502	24,917	42,591	51,751
Other expenses:
Interest, net	5,498	3,916	14,240	9,592

Net income from continuing operations before income taxes	15,004	21,001	28,351	42,159
Income tax expense	6,001	8,077	11,340	16,265

Net income from continuing operations before the extraordinary loss on early extinguishment of debt and loss from a change in accounting principle	9,003	12,924	17,011	25,894
Extraordinary loss on early extinguishment of debt, net of income taxes	(307)	(5,897)	(307)	(5,897)
Loss from the cumulative effect of a change in accounting principle	—	—	—	(17,387)

Net income	$8,696	$7,027	$16,704	$2,610

Basic earnings per common share:
Net income attributable to common stock from continuing operations	$0.30	$0.42	$0.59	$0.84
Net extraordinary loss on early extinguishment of debt	(0.01)	(0.19)	(0.01)	(0.19)
Loss from the cumulative effect of a change in accounting principle	—	—	—	(0.57)

Net income	$0.29	$0.23	$0.58	$0.08

Diluted earnings per common share:
Net income attributable to common stock from continuing operations	$0.28	$0.40	$0.55	$0.80
Net extraordinary loss on early extinguishment of debt	(0.01)	(0.18)	(0.01)	(0.18)
Loss from the cumulative effect of a change in accounting principle	—	—	—	(0.54)

Net income	$0.27	$0.22	$0.54	$0.08

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	12/30/01	7/14/02

		(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,826	$33,030
Accounts and current notes receivable, net of allowance for doubtful accounts of $1,608 in 2001 and $1,879 in 2002	24,611	25,788
Prepaid income taxes	1,610	—
Inventories	16,080	16,495
Deferred income taxes	880	1,823
Prepaid expenses and other	3,202	4,065

Total current assets	59,209	81,201

Long-term assets:
Notes receivable, net of allowance for doubtful accounts of $227 in 2001 and 2002	10,034	9,368
Deferred income taxes	2,353	—
Property and equipment, net of accumulated depreciation and amortization of $155,480 in 2001 and $156,270 in 2002	255,123	244,657
Assets under contractual agreement, net	7,230	7,086
Other assets	14,013	15,706
Trademarks, net of accumulated amortization of $51,093 in 2001 and 2002	69,707	69,707
Goodwill, net of accumulated amortization of $11,846 in 2001 and $10,037 in 2002	101,791	84,404
Other intangible assets, net of accumulated amortization of $1,970 in 2001 and $2,062 in 2002	3,754	4,529

Total long-term assets	464,005	435,457

Total assets	$523,214	$516,658

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$28,738	$18,275
Bank overdrafts	11,656	9,566
Current portion of long-term debt and capital lease obligations	21,834	8,859
Short-term borrowings	1,746	—
Current portion of acquisition line of credit	10,000	—
Income taxes payable	2,564	875
Accrued expenses and other	19,081	17,252

Total current liabilities	95,619	54,827

Long-term liabilities:
Long-term debt, net of current portion	174,113	191,335
Capital lease obligations, net of current portion	1,686	1,667
Deferred income taxes	—	2,902
Other liabilities	28,075	29,733

Total long-term liabilities	203,874	225,637

Total liabilities	299,493	280,464

Shareholders’ equity:
Common stock	304	310
Capital in excess of par value	212,587	220,721
Notes receivable — officers, including accrued interest	(7,631)	(5,908)
Accumulated retained earnings	18,461	21,071

Total shareholders’ equity	223,721	236,194

Total liabilities and shareholders’ equity	$523,214	$516,658

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	28 Weeks Ended

	7/15/01	7/14/02

Cash flows provided by (used in) operating activities:
Net income	$16,704	$2,610

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	17,387
Depreciation and amortization	22,439	17,049
Extraordinary loss on early extinguishment of debt	512	9,601
Notes receivable — officers accrued interest	(225)	(159)
Compensation expense from stock options	180	238
Deferred tax expense	1,088	4,311
Other	1,138	2,191
Increase in operating assets	(8,113)	(6,822)
(Decrease) in operating liabilities	(3,193)	(3,312)

Total adjustments	13,826	40,484

Net cash provided by operating activities	30,530	43,094

Cash flows provided by (used in) investing activities:
Proceeds from disposition of property and equipment	11,788	15,890
Investment in property and equipment	(29,723)	(23,758)
Proceeds from sales of turnkey developments	1,229	2,151
Investments in turnkey developments	(1,954)	(2,113)
Notes receivable additions	(127)	(75)
Payments received on notes	352	519

Net cash used in investing activities	(18,435)	(7,386)

Cash flows provided by (used in) financing activities:
Principal payments of long-term debt	(25,237)	(68,751)
Proceeds from long-term debt	—	200,000
(Repayments) under acquisition line of credit	(35,000)	(10,000)
Net borrowings (repayments) under revolving line of credit	5,000	(1,746)
Decrease in bank overdrafts, net	(5,710)	(2,090)
Principal payments for capital lease obligations	(2,097)	(939)
Payments on senior subordinated notes	(7,345)	(133,388)
Notes and interest receivable — officers payments	215	2,021
Issuance of common stock from IPO, net	46,352	(89)
Issuance of common stock from option plans and other	4,034	3,719
Debt issuance costs	—	(4,241)

Net cash used in financing activities	(19,788)	(15,504)

Net increase (decrease) in cash and cash equivalents	(7,693)	20,204
Cash and cash equivalents at beginning of period	23,615	12,826

Cash and cash equivalents at end of period	$15,922	$33,030

Supplemental Disclosure of Cash Flow Information:
Cash interest paid (net of capitalized amounts)	$13,713	$10,418
Cash paid for income taxes, net of refunds	12,053	4,056
Noncash Investing and Financing Activities:
Note payable additions	—	116
Net (decrease) in property and equipment accruals	(4,555)	(2,507)
Cancellation of treasury shares	131	—
Retirement of officer’s notes from cancellation of common stock	99	—
Notes receivable — other	460	377
Terminations of capital leases and future obligations	89	—

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

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. The consolidated balance sheet data presented herein for December 30, 2001 was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. Certain information and footnotes required by generally accepted accounting principles in the United States for complete financial statements are not included. The accompanying condensed consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. Certain items in the financial statements of the previous year have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on reported results of operations.

Significant Accounting Policies

     The accounting and reporting policies practiced by the Company are set forth in Note 1 to the Company’s consolidated financial statements for the fiscal year ended December 30, 2001, which are contained in the Company’s Form 10-K, filed with the Securities and Exchange Commission on February 20, 2002.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The statement changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach. Upon the Company’s adoption of SFAS No. 142 on December 31, 2001, amortization of goodwill and certain other intangibles determined by management to have indefinite lives, ceased. In addition, in the first quarter of 2002, the Company recorded a non-cash charge of approximately $17.4 million to reduce the carrying value of the goodwill associated with its coffee segment. Such charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations (See Note 4).

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions which relate to Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The Company’s adoption of SFAS No. 145, as it relates to SFAS No. 13, did not have a material effect on the Company’s financial position or results of operations. Upon the adoption of SFAS No. 145, as it relates to SFAS No. 4 (which for the Company will be the beginning of fiscal year 2003), the Company will reclassify its extraordinary loss on early extinguishment of debt into net income from continuing operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement supercedes Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires the fair value of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required by Issue 94-3. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not anticipate the adoption of SFAS No. 146 will have a material effect on the Company’s financial position or results of operations.

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

     Revenues:

	12 Weeks Ended		28 Weeks Ended

	07/15/01	07/14/02	07/15/01	07/14/02

	(in thousands)		(in thousands)
Chicken	$122,726	$110,513	$282,079	$255,287
Coffee	21,491	22,005	48,958	50,326
Bakery	17,043	16,916	40,317	37,317
Corporate	638	614	1,711	2,009

Total Revenues	$161,898	$150,048	$373,065	$344,939

     Operating Income:

	12 Weeks Ended		28 Weeks Ended

	07/15/01	07/14/02	07/15/01	07/14/02

	(in thousands)		(in thousands)
Chicken	$31,376	$34,273	$68,693	$73,419
Coffee	1,197	1,949	2,671	3,186
Bakery	1,219	793	2,600	2,107
Corporate	(3,628)	(3,772)	(8,564)	(8,843)

Total Operating Income	30,164	33,243	65,400	69,869
Adjustments to reconcile to income from continuing operations:
Depreciation and amortization	(9,629)	(7,333)	(22,439)	(17,049)
Compensation expense related to stock options	(48)	(237)	(180)	(237)
Gain (loss) on fixed asset and other write-offs	15	(756)	(190)	(832)

Income from continuing operations	$20,502	$24,917	$42,591	$51,751

     As of July 14, 2002, the material changes to the Company’s total assets by reportable segment from the amounts disclosed in the Company’s consolidated financial statements for the fiscal year ended December 30, 2001 include approximately $8.8 million and $4.6 million in fixed asset dispositions from unit conversions for the chicken and bakery segments, respectively, a $17.4 million write-down of goodwill in the coffee segment due to impairment upon the Company’s adoption of SFAS No. 142, and an increase in corporate cash of approximately $23.5 million from net proceeds of debt refinancing and unit conversions.

3. Basic and Diluted Earnings Per Share

     The following represents a reconciliation of the Company’s basic and diluted earnings per share as required by the Financial Accounting Standards Board Statement No. 128 “Earnings per Share”:

	12 Weeks Ended		28 Weeks Ended

	07/15/01	07/14/02	07/15/01	07/14/02

	(in thousands)		(in thousands)
Net income from continuing operations before the extraordinary loss on early extinguishment of debt and loss from a change in accounting principle	$9,003	$12,924	$17,011	$25,894
Extraordinary loss on early extinguishment of debt	(307)	(5,897)	(307)	(5,897)
Cumulative effect of a change in accounting principle	—	—	—	(17,387)

Net income	$8,696	$7,027	$16,704	$2,610

	12 Weeks Ended		28 Weeks Ended

	07/15/01	07/14/02	07/15/01	07/14/02

	(in thousands)		(in thousands)
Denominator for basic earnings per share – weighted average shares	30,026	30,905	28,846	30,765
Effect of dilutive securities – employee stock options and warrants	1,811	1,634	1,885	1,693

Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	31,837	32,539	30,731	32,458

4. Goodwill and Other Intangible Assets

     SFAS No. 142 requires the disclosure of what reported income and per-share amounts before extraordinary items and net income would have been had the requirements of SFAS No. 142 been in effect during the earlier periods. The following represents the adjusted values:

	12 Weeks	28 Weeks
	Ended	Ended
	07/15/01	07/15/01

	(in thousands)
Net income, as reported	$8,696	$16,704
Add back amortization, net of applicable taxes, for:
Trademarks	800	1,867
Goodwill	428	1,000
Other unamortized intangibles	43	94

Net income, as adjusted	$9,967	$19,665

	12 Weeks	28 Weeks
	Ended	Ended
	07/15/01	07/15/01

Basic earnings per common share:
Net income, as reported	$0.29	$0.58
Add back amortization, net of applicable taxes, for:
Trademarks	0.02	0.06
Goodwill	0.02	0.04
Other unamortized intangibles	—	—

Basic earnings per common share, as adjusted	$0.33	$0.68

	12 Weeks	28 Weeks
	Ended	Ended
	07/15/01	07/15/01

Diluted earnings per common share:
Net income, as reported	$0.27	$0.54
Add back amortization, net of applicable taxes, for:
Trademarks	0.02	0.06
Goodwill	0.03	0.04
Other unamortized intangibles	—	—

Diluted earnings per common share, as adjusted	$0.32	$0.64

     The change in the carrying amount of goodwill, which occurred during the first quarter of 2002, is as follows (in thousands):

Balance as of December 30, 2001	$101,791
Transition impairment adjustment	(17,387)

Balance as of July 14, 2002	$84,404

     Indefinite-lived intangible assets as of July 14, 2002 totaled $71.9 million and consist primarily of the Company’s trademarks. Amortizable intangible assets at July 14, 2002 totaled $2.4 million, net of accumulated amortization of $1.0 million, and consist primarily of the Company’s franchise business values. Amortization expense for the twelve and twenty-eight week periods ended July 14, 2002, was approximately $121,000 and $142,000, respectively.

5. Early Extinguishment of Debt

     During the second quarter of 2001 and 2002, the Company repurchased or redeemed $7.0 million and $126.9 million, respectively, of Senior Subordinated Notes. The 2001 and 2002 repurchases and redemptions were at a premium. The Company funded the 2001 repurchases through the utilization of the Company’s bank credit facility. The 2002 repurchases were funded through the proceeds received from a new bank credit facility (See Note 6). In 2001 and 2002, the Company wrote off unamortized debt cost of $0.2 million and

$2.5 million, respectively, in connection with the retirement of the Senior Subordinated Notes.

     Also during the second quarter of 2002, the Company prepaid $58.6 million under Tranche A and Tranche B of the 1997 Credit Facility. The 2002 prepayments were funded through the proceeds received from the Company’s new bank credit facility (See Note 6). In conjunction with the prepayment, which retired the debt, the Company wrote off $0.6 million of unamortized debt cost.

	12 Weeks Ended		28 Weeks Ended

	07/15/01	07/14/02	07/15/01	07/14/02

	(in thousands)		(in thousands)
Unamortized debt cost	$(167)	$(3,098)	$(167)	$(3,098)
Premium	(345)	(6,503)	(345)	(6,503)

Extraordinary loss, before income tax effect	(512)	(9,601)	(512)	(9,601)
Income tax benefit	205	3,704	205	3,704

Extraordinary loss, net of income tax effect	$(307)	$(5,897)	$(307)	$(5,897)

6. Long-Term Debt

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

     At closing, the Company drew the entire $125.0 million Tranche B term loan to refinance its existing bank debt of approximately $62.6 million and invested the excess in certain highly rated short-term investments, in accordance with the new bank credit facility. In connection with the refinancing of the Company’s existing bank debt, the Company recorded an extraordinary loss on the early extinguishment of debt of approximately $0.6 million, pre-tax, related to a non-cash write-off of unamortized debt issuance costs remaining from its existing bank debt. On June 27, 2002, the Company drew the entire $75.0 million Tranche A term loan and used the proceeds, along with the excess from the Tranche B term loan, to concurrently retire its 10.25% senior subordinated notes, due May 15, 2007 at a price of 105.125. In connection with the call, the Company recorded an extraordinary loss on the early extinguishment of debt of approximately $9.0 million, pre-tax, comprised of an estimated $6.5 million cash premium and a non-cash write-off of related unamortized debt issuance costs approximating $2.5 million.

     The bank credit facility contains certain financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. The bank credit facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions. As of the date of this filing, the Company is in compliance with all required covenants. The bank credit facility is secured by a first priority security interest in substantially all of the Company’s assets. The Company’s subsidiaries are required to guarantee its obligations under the bank credit facility.

     In connection with the refinancing, the Company incurred approximately $4.2 million in capitalizable debt issuance costs which are being amortized over the terms of the new bank credit facility.

7. Unit Conversions

   Church’s

     In the second quarter, the Company sold 59 company-operated restaurants in various markets to new and existing franchisees. The cash sales price of $11.9 million included the sale of certain assets and approximately $2.4 million in franchise and conversion fees. The Company recorded a loss on the sale of assets of approximately $0.3 million in the second quarter of 2002 related to these conversions.

   Cinnabon

     In the second quarter, the Company sold 47 company-operated bakeries in various markets to a new franchisee for a sales price of $8.2 million. The cash sales price included the sale of certain assets and approximately $2.5 million in franchise and conversion fees. The Company recorded a gain on the sale of assets of approximately $0.5 million in the second quarter of 2002 related to this conversion.

8. Subsequent Event

   Share Repurchase Program

     On July 22, 2002, the Company’s board of directors approved a share repurchase program of up to $50 million, effective as of such date. The program, which is open-ended, will allow the Company to repurchase shares of the Company’s common stock on the open market from time to time in accordance with the requirements of the Securities and Exchange Commission. As of the date of this filing, the Company has not repurchased any of its shares under this program.

   Debt Repayment

     On August 9, 2002, the Company made an optional prepayment of $25.0 million on its Tranche B term loan using cash from operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the cost and availability of our principal food products, labor shortages or increased labor costs, our ability to franchise new units and expand our brands, both our and our franchisees’ ability to successfully operate existing units and open new units, changes in consumer preferences and demographic trends, competition, general economic, political and regulatory conditions and the other risk factors detailed in our Annual Report on Form 10-K for the year ended December 30, 2001 and other documents we file with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements, since those statements speak only as of the date they are made.

General

     We operate, develop and franchise quick service restaurants, bakeries and cafes, or QSRs, primarily under the trade names Popeyes Chicken & Biscuits, Church’s Chicken, Cinnabon, Seattle’s Best Coffee and Torrefazione Italia. As of July 14, 2002, we operated and franchised 3,911 restaurants, bakeries and cafes in 47 states, the District of Columbia, Puerto Rico and 28 foreign countries. We also sell our premium specialty coffees through wholesale and retail distribution channels under our Seattle’s Best Coffee and Torrefazione Italia Coffee brands.

Unit Conversions

     Church’s. In the second quarter, we sold 59 company-operated restaurants in various markets to new and existing franchisees. The cash sales price of $11.9 million included the sale of certain assets and approximately $2.4 million in franchise and conversion fees. We recorded a loss on the sale of assets of approximately $0.3 million in the second quarter of 2002 related to these conversions.

     Cinnabon. In the second quarter, we sold 47 company-operated bakeries in various markets to a new franchisee for a sales price of $8.2 million. The cash sales price included the sale of certain assets and approximately $2.5 million in franchise and conversion fees. We recorded a gain on the sale of assets of approximately $0.5 million in the second quarter of 2002 related to this conversion.

Consolidated Results of Operations

     The following table presents selected revenues and expenses as a percentage of total revenues for our consolidated statements of operations for the twelve and twenty-eight week periods ended July 15, 2001 and July 14, 2002.

	12 Weeks Ended		28 Weeks Ended

	July 15,	July 14,	July 15,	July 14,
	2001	2002	2001	2002

Revenues:
Restaurant sales	73.7%	66.1%	74.8%	68.6%
Franchise revenues	15.3	20.6	14.3	18.3
Wholesale revenues	9.0	10.4	8.9	10.2
Other revenues	2.0	2.9	2.0	2.9
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant cost of sales (1)	29.6%	28.2%	29.3%	28.1%
Restaurant operating expenses (1)	51.3	52.8	51.2	52.4
Wholesale cost of sales (2)	49.7	49.0	49.3	50.4
Wholesale operating costs (2)	27.4	24.6	27.3	25.1
General and administrative	14.8	16.8	15.5	16.9
Depreciation	4.6	4.8	4.7	4.9
Amortization	1.3	0.1	1.3	—
Charges for other restaurant closings, excluding Pine Tree	—	0.2	0.1	0.1
Charges for Pine Tree restaurant closings	0.4	—	0.2	—
Charges for asset write-offs from re-imaging	0.6	0.3	0.4	0.1
Charges for other asset write-offs	0.2	0.2	0.2	0.1
Net gain on sale of assets	(1.2)	(0.2)	(0.9)	(0.1)
Total costs and expenses	87.3	83.4	88.6	85.0
Income from operations	12.7	16.6	11.4	15.0
Interest expense, net	3.4	2.6	3.8	2.8
Net income from continuing operations before taxes	9.3	14.0	7.6	12.2
Income tax expense	(3.7)	(5.4)	(3.0)	(4.7)
Net income from continuing operations	5.6	8.6	4.6	7.5
Extraordinary loss on early extinguishment of debt, net (3)	(0.2)	(3.9)	(0.1)	(1.7)
Loss from the cumulative effect of a change in accounting principle (4)	—	—	—	(5.0)
Net income	5.4%	4.7%	4.5%	0.7%

(1)	Expressed as a percentage of restaurant sales by company-operated restaurants, bakeries and cafes.

(2)	Expressed as a percentage of wholesale revenues.

(3)	Represents impact of the repurchase of our senior subordinated notes (in 2002 and 2001) and refinancing of our bank credit facility (in 2002).

(4)	Represents impact of our adoption of SFAS 142 and related impairment of Seattle Coffee Company’s goodwill.

Selected Financial Data

     The following table sets forth certain financial information and other restaurant, bakery and cafe data relating to company-operated and franchised restaurants, bakeries and cafes (as reported to us by franchisees) for the twelve and twenty-eight week periods ended July 15, 2001 and July 14, 2002:

	12 Weeks Ended			28 Weeks Ended

	July 15,	July 14,	% change	July 15,	July 14,	% change
	2001	2002	01-02	2001	2002	01-02

	(dollars in millions)
EBITDA, as defined (1)	$30.2	$33.2	10.2%	$65.4	$69.9	6.8%
EBITDA margin	18.6%	22.2%	3.6 pts	17.5%	20.3%	2.8 pts.
Cash capital expenditures	$13.5	$9.8	(27.4)%	$29.7	$23.8	(19.9)%
Restaurant, bakery and cafe data (unaudited):
System-wide sales:
Popeyes	$310.0	$333.2	7.5%	$696.4	$762.8	9.5%
Church’s	210.9	214.0	1.5	482.3	493.1	2.2
Cinnabon retail	44.0	46.6	5.9	103.1	110.0	6.7
Cinnabon wholesale	0.0	0.6	n/a	0.0	0.8	n/a
Seattle Coffee retail	14.4	18.2	26.4	32.0	40.4	26.3
Seattle Coffee wholesale	14.5	15.0	3.4	33.2	34.5	3.9

Total	$593.8	$627.6	5.7	$1,347.0	$1,441.6	7.0%

System-wide unit openings:
Popeyes	46	48	4.3%	78	82	5.1%
Church’s	18	17	(5.6)	43	40	(7.0)
Cinnabon	19	18	(5.3)	48	41	(14.6)
Seattle Coffee retail	13	17	30.8	24	34	41.7

Total	96	100	4.2%	193	197	2.1%

System-wide units open, end of period:
Popeyes				1,540	1,651	7.2%
Church’s				1,517	1,476	(2.7)
Cinnabon				481	577	20.0
Seattle Coffee retail				155	207	33.5

Total				3,693	3,911	5.9%

System-wide percentage change in comparable unit sales:
Popeyes domestic	4.1%	1.2%		3.4%	2.8%
Church’s domestic	1.0	0.5		0.9	0.8
Cinnabon domestic	0.3	(4.4)		3.7	(4.3)
Seattle Coffee domestic	0.0	(2.7)		0.6	(2.6)
Popeyes international	(5.3)	(8.1)		(7.2)	(4.6)
Church’s international	0.1	(0.5)		(1.9)	0.5
Cinnabon international	(19.9)	(26.4)		(13.9)	(29.8)
Seattle Coffee international	9.1	(7.4)		7.6	(2.5)

(1)	Operating EBITDA is defined as income from operations plus depreciation and amortization, adjusted for items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity. Operating EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. We have included information concerning Operating EBITDA as one measure of our cash flow and historical ability to service debt. We believe investors find this information useful. Operating EBITDA, as defined, may not be comparable to similarly-titled measures reported by other companies.

Comparable Sales

     Domestic system-wide comparable sales at Popeyes and Church’s increased in the second quarter of 2002. The increase was primarily due to new product introductions, marketing initiatives and the re-imaging of Church’s and Popeyes units. Cinnabon and Seattle Coffee domestic system-wide comparable sales decreased in the second quarter of 2002 primarily due to lower traffic at captive venues such as malls, travel plazas and airports as well as the slowing economy.

     International system-wide comparable sales at Popeyes decreased in the second quarter of 2002 primarily due to a decline in sales in Korea and the Middle East. Church’s international system-wide comparable sales decrease in the second quarter of 2002 was mainly due to a decrease in sales in the Dominican Republic and Honduras. Cinnabon’s international system-wide comparable sales decrease in the second quarter of 2002 was due to a decrease in sales in Japan and the Philippines. Seattle Coffee international system-wide comparable sales decreased in the second quarter of 2002 due to a decrease in sales in Japan and the Philippines .

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

     Revenues from Wholesale Operations. Our revenues from wholesale operations consist primarily of sales of premium specialty coffee to our franchisees, foodservice retailers, office and institutional users, supermarkets and others. In 2002, our bakery segment began selling pre-packaged cinnamon rolls to a major retailer for resale. We have included the revenues from this arrangement as wholesale revenues.

     Other Revenues. Our other revenues consist of rental revenue from properties owned or leased by us that we lease or sublease to franchisees and third parties, and interest income earned on notes receivable primarily from franchisees and third parties.

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

     Wholesale Cost of Sales. Our wholesale cost of sales consists primarily of the cost of green coffee beans, as well as the costs to roast, blend, warehouse and distribute our specialty coffee blends. In 2002, our bakery segment began selling pre-packaged cinnamon rolls to a major retailer for resale. We have included the cost to prepare and package the cinnamon rolls in wholesale cost of sales.

     Wholesale Operating Expenses. Our wholesale operating expenses consist of personnel expenses, occupancy expenses and other operating expenses incurred in connection with our wholesale coffee operations. In 2002, our bakery segment began selling pre-packaged cinnamon rolls to a major retailer for resale. We have included the operating expenses related to these sales in wholesale operating expenses.

   General and Administrative Expenses

     Our general and administrative expenses consist of personnel expenses, occupancy expenses and other expenses incurred at the corporate level. Corporate level expenses are primarily incurred at our offices in Atlanta, Georgia and Seattle, Washington, and at our support center in San Antonio, Texas. Additional expenses include those incurred by field personnel located throughout the United States.

   Depreciation

     Depreciation consists primarily of the depreciation of buildings, equipment and leasehold improvements.

   Amortization

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

   Net Gain on Sale of Assets

     Net gain on sale of assets includes the write-off of restaurant, bakery and café assets, and related intangible assets and the liabilities incurred by us in connection with the sale of company-operated units to franchisees.

Comparisons of the Twelve Weeks Ended July 14, 2002 and July 15, 2001

   System-Wide Sales

     System-wide sales increased by $33.8 million, or 5.7%, to $627.6 million in the second quarter of 2002 from $593.8 million in the comparable period in 2001. Our system-wide sales increase was due primarily to new franchise unit growth, an increase in comparable sales in our domestic chicken markets and coffee wholesale revenue growth. The overall increase was partially offset by comparable sales decreases in our Cinnabon and Seattle Coffee domestic markets and all of our international franchised markets. In the second quarter of 2002, we opened 55 restaurants, bakeries and cafes domestically, and 45 restaurants, bakeries and cafes in international markets. As of July 14, 2002, there were 3,911 system-wide units open, compared to 3,693 as of July 15, 2001.

   Company-Operated Unit Sales

     Chicken. Company-operated chicken restaurant sales decreased by $16.6 million, or 16.9%, to $81.7 million in the second quarter of 2002 from $98.3 million in the comparable period in 2001. The decrease was primarily due to a net reduction of 122 company-operated restaurants during the time period from July 16, 2001 to July 14, 2002, partially offset by an increase in comparable sales. In fiscal year 2001 and during the twenty-eight week period ended July 14, 2002, we sold a total of 98 and 62 company-operated chicken restaurants to franchisees, respectively. As of July 14, 2002, we had 431 company-operated chicken restaurants open, compared to 553 as of July 15, 2001.

     Bakery. Company-operated bakery sales decreased by $3.3 million, or 22.9%, to $11.2 million in the second quarter of 2002 from $14.5 million in the comparable period in 2001. The decrease was due primarily to a net reduction of 70 company-operated bakeries during the time period from July 16, 2001 to July 14, 2002, partially offset by an increase in comparable sales. In fiscal year 2001, we sold 36 company-operated bakeries to franchisees, most of which were sold in mid to late 2001. We sold an additional 47 company-operated bakeries to a franchisee in the second quarter of 2002. As of July 14, 2002, we had 102 company-operated bakeries open, compared to 172 as of July 15, 2001.

     Cafe. Company-operated cafe sales decreased by $0.2 million, or 3.8%, to $6.2 million in the second quarter of 2002 from $6.4 million in the comparable period in 2001. The decrease in sales was primarily due to a 7.4% decrease in comparable sales. As of July 14, 2002, we had 76 company-operated cafes open, compared to 72 as of July 15, 2001.

   Wholesale Sales

     Bakery. Wholesale bakery sales were $0.6 million in the second quarter of 2002. We began selling pre-packaged cinnamon rolls to a major retailer in fiscal year 2002.

     Coffee. Wholesale coffee sales increased by $0.5 million, or 3.3%, to $15.0 million in the second quarter of 2002 from $14.5 million in the comparable period in 2001. The increase was due primarily to growth in the number of points of distribution from our wholesale accounts. As of July 14, 2002, we had 6,421 wholesale accounts with 11,946 points of distribution. As of July 15, 2001, we had 4,080 wholesale accounts with 6,900 points of distribution.

   Franchise Royalties and Fees

     Chicken. Chicken franchise royalty revenues increased by $2.5 million, or 12.9%, to $21.7 million in the second quarter of 2002 from $19.2 million in the comparable period in 2001. The increase was due to an increase in domestic franchise comparable sales and new unit growth, partially offset by a decrease in international franchise comparable sales. As of July 14, 2002, we had 2,696 domestic and international franchised chicken restaurants open, compared to 2,504 as of July 15, 2001. Chicken franchise fee revenues increased by $1.2 million, or 46.5%, to $3.9 million in the second quarter of 2002 from $2.7 million in the comparable period in 2001. The increase was primarily due to franchise and conversion fees from the sale of 59 Church’s company-operated units to new and existing franchisees in the second quarter of 2002. We opened 41 domestic franchised chicken restaurants in the second quarter of 2002, compared to 40 in the comparable period in 2001, and 24 international franchised chicken restaurants in the second quarter of 2002, compared to 29 in the comparable period in 2001.

     Bakery. Bakery franchise royalty revenues increased by $0.2 million, or 15.9%, to $1.7 million in the second quarter of 2002 from $1.5 million in the comparable period in 2001. The increase was due primarily to new unit growth, offset by a decrease in domestic and international franchise comparable sales. As of July 14, 2002, we had 475 domestic and international franchised bakeries open, compared to 309 as of July 15, 2001. Bakery franchise fee revenues increased by $1.8 million, or 193.1%, to $2.8 million in the second quarter of 2002 from $1.0 million in the comparable period in 2001. The increase was primarily due to franchise and conversion fees from the sale of 47 company-operated bakeries to a new franchisee in the second quarter of 2002. We opened eight domestic franchised bakeries in the second quarter of 2002, compared to seven in the comparable period in 2001, and eight international franchised bakeries in the second quarter of 2002, compared to 10 in the comparable period in 2001.

     Cafe. Cafe royalty revenues increased by $0.2 million to $0.5 million in the second quarter of 2002 from $0.3 million in the comparable period in 2001. The increase was primarily due to new unit growth and an increase in domestic franchise comparable sales, partially offset by a decrease in international franchise comparable sales. As of July 14, 2002, we had 131 franchised cafes open, compared to 83 as of July 15, 2001. Cafe franchise fee revenues increased by $0.1 million, or 21.6%, to $0.3 million in the second quarter of 2002 from $0.2 million in the comparable period in 2001. The increase was due primarily to the opening of 17 domestic and international franchised cafes in the second quarter of 2002 compared to 11 openings in the comparable period in 2001.

   Other Revenues

     Other revenues increased by $1.2 million, or 37.0%, to $4.4 million in the second quarter of 2002 from $3.2 million in the comparable period in 2001. The increase in other revenues was primarily due to an increase in rental revenues from additional leased properties. Our conversion of company-operated units to franchised units resulted in additional properties that we leased to franchisees.

   Company-Operated Operating Profit

     Chicken. Company-operated chicken restaurant operating profit decreased by $2.7 million, or 13.5%, to $17.6 million in the second quarter of 2002 from $20.3 million in the comparable period in 2001. The decrease was due primarily to a 122 company-operated net unit decrease from the time period from July 16, 2001 to July 14, 2002. Company-operated chicken restaurant operating profit as a percentage of company-operated chicken restaurant sales was 21.5% in the second quarter of 2002, compared to 20.7% in the comparable period in 2001. The 0.8% increase in operating profit margin was due to lower food costs, as a percentage of restaurant sales, resulting from a shift in product mix.

     Bakery. Company-operated bakery operating profit decreased by $1.0 million, or 56.8%, to $0.8 million in the second quarter of 2002 from $1.8 million in the comparable period in 2001. The decrease was due primarily to a 70 company-operated net unit decrease from the time period from July 16, 2001 to July 14, 2002. Company-operated bakery operating profit as a percentage of company-operated bakery sales was 7.2% in the second quarter of 2002, compared to 12.8% in the comparable period in 2001. The 5.6% decrease in the operating profit margin was mainly due to higher personnel and rent expenses as a percentage of bakery sales.

     Cafe. Company-operated cafe operating profit decreased by $0.2 million, or 31.6%, to $0.3 million in the second quarter of 2002 from $0.5 million in the comparable period in 2001. The decrease was primarily due to increased personnel costs and rent expense compared to the same period in the prior year. Company-operated cafe operating profit as a percentage of company-operated cafe sales was 5.7% in the second quarter of 2002, compared to 8.1% in the comparable period in 2001. The 2.4% decrease in the operating profit margin was due to higher personnel and rent expenses as a percentage of cafe sales.

   Wholesale Operating Profit

     Bakery. Wholesale bakery operating profit was $0.3 million in the second quarter of 2002. We began selling pre-packaged cinnamon rolls to a major retailer in fiscal year 2002.

     Coffee. Wholesale coffee operating profit increased by $0.5 million, or 15.8%, to $3.8 million in the second quarter of 2002 from $3.3 million in the comparable period in 2001. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 25.7% in the second quarter of 2002, compared to 22.9% in the comparable period in 2001. The 2.8% increase in operating profit margin was primarily due to lower commissions and rebates paid to brokers and customers compared to the comparable period in 2001.

     General and Administrative Expenses. General and administrative expenses increased by $1.2 million, or 4.4%, to $25.2 million in the second quarter of 2002 from $24.0 million in the comparable period in 2001. The increase was primarily due to an increase in our bakery segments’ expenses related to severance and legal expenses incurred in the second quarter of 2002. The increase in general and administrative expenses was partially offset by a decrease in expense at our chicken segment due to conversions of company-operated chicken restaurants to franchised restaurants that have resulted in reduced overhead expenses associated with supporting company-operated units. General and administrative expenses as a percentage of total revenues were 16.2% in the second quarter of 2002, compared to 14.8% in the comparable period in 2001.

     Depreciation. Depreciation decreased by $0.2 million, or 3.4%, to $7.2 million in the second quarter of 2002 from $7.4 million in the comparable period in 2001. The decrease was mainly due to the conversion of company-operated units to franchised units throughout fiscal year 2001 and the first and second quarters of 2002, partially offset by capital additions during the time period from July 16, 2001 to July 14, 2002. Depreciation as a percentage of total revenues was 4.8% in the second quarter of 2002, compared to 4.6% in the comparable period in 2001.

     Amortization. Amortization decreased by $2.0 million to $0.1 million in the second quarter of 2002. The decrease was due to our adoption of SFAS 142 in the first quarter of 2002, resulting in the discontinuance of amortization expense on goodwill and our other intangible assets having indefinite lives, which were primarily trademarks.

     Charges for Other Restaurant Closings, Excluding Pine Tree. The $0.2 million charge in the second quarter of 2002 related to the closing of one Church’s restaurant. The $0.1 million charge in the second quarter of 2001 related primarily to the closing of seven Cinnabon bakeries.

     Charges for Pine Tree Restaurant Closings. There were no Pine Tree closings in the second quarter of 2002. Charges for Pine Tree restaurant closings of $0.7 million in the second quarter of 2001 represents the closing of one Pine Tree unit upon expiration of its lease.

     Charges for Asset Write-Offs from Re-imaging. The $0.5 million charge in the second quarter of 2002 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged, which were mainly Church’s and Popeyes units. The $1.0 million charge in the second quarter of 2001 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged, which were mainly Church’s units.

     Charges for Other Asset Write-Offs. The charges for other asset write-offs of $0.3 million in the second quarter of 2002 resulted from the write-off of equipment at our Cinnabon bakeries as well as corporate asset write-offs. The charges for other asset write-offs of $0.3 million in the second quarter of 2001 resulted from the write-off of equipment at our chicken restaurants as well as corporate asset write-offs.

     Net Gain on Sale of Fixed Assets. The net gain on sale of fixed assets of $0.2 million in the second quarter of 2002 was primarily due to the gains on the sales of 47 Cinnabon company-operated bakeries to a new franchisee and two Church’s company-operated units to new franchisees. The overall gain in the second quarter of 2002 was partially offset by the loss on the sale of 57 Church’s company-operated units to an existing franchisee. The net gain on sale of fixed assets of $2.0 million in the second quarter of 2001 was primarily due to the sale of 21 Church’s company-operated restaurants to an existing franchisee and 11 Cinnabon company-operated bakeries to new and existing franchisees.

     Income from Continuing Operations. Excluding charges for restaurant closings, charges for asset write-offs from re-imaging, charges from other asset write-offs and the net gain on sale of fixed assets, income from continuing operations increased by $5.2 million, or 25.3%, to $25.7 million in the second quarter of 2002 from $20.5 million in the comparable period in 2001. The increase was due to a $2.0 million decrease in amortization expense and franchise and wholesale revenue increases. The increase was partially offset by a decrease in company-operated restaurant and bakery sales due to the sale of restaurants and bakeries to Church’s, Popeyes and Cinnabon franchisees throughout fiscal year 2001 and during the twenty-eight week period ended July 14, 2002.

     Interest Expense, Net. Interest expense decreased by $1.6 million, or 28.8%, to $3.9 million in the second quarter of 2002 from $5.5 million in the comparable period in 2001. The decrease was primarily due to lower debt balances resulting from our repurchases of $23.1 million of our senior subordinated notes in the second and third quarters of 2001 and lower interest rates.

     Income Taxes. Our effective tax rate in the second quarter of 2002 was 38.5%, compared to an effective tax rate of 40.0% in the comparable period in 2001. Our effective tax rate decreased due to the discontinuance of amortization of goodwill, which is not deductible for tax purposes, upon our adoption of SFAS 142.

     Extraordinary Loss. The extraordinary loss of $5.9 million, net of income taxes, in the second quarter of 2002 represents the premium paid to repurchase all our remaining senior subordinated notes ($126.9 million) and the related write-off of unamortized debt issuance costs at the time of the repurchase. The loss also consists of the write-off of unamortized debt issuance costs related to the old bank credit facility we refinanced in May 2002. The extraordinary loss of $0.3 million, net of income taxes, in the second quarter of 2001 represents the partial write-off of debt issuance costs and the payment of a premium related to the repurchase of $7.0 million of our senior subordinated notes.

Comparisons of the Twenty-Eight Weeks Ended July 14, 2002 and July 15, 2001

   System-Wide Sales

     System-wide sales increased by $94.6 million, or 7.0%, to $1,441.6 million in the twenty-eight week period ended July 14, 2002 from $1,347.0 million in the comparable period in 2001. Our system-wide sales increase was due primarily to new franchise unit growth, an increase in comparable sales in our domestic chicken markets and coffee wholesale revenue growth. The overall increase was partially offset by comparable sales decreases in our Cinnabon and Seattle Coffee domestic and international markets and our Popeyes international franchised market. In the twenty-eight week period ended July 14, 2002, we opened 109 restaurants, bakeries and cafes domestically, and 88 restaurants, bakeries and cafes in international markets. As of July 14, 2002, there were 3,911 system-wide units open, compared to 3,693 as of July 15, 2001.

   Company-Operated Unit Sales

     Chicken. Company-operated chicken restaurant sales decreased by $35.0 million, or 15.3%, to $193.7 million in the twenty-eight week period ended July 14, 2002 from $228.7 million in the comparable period in 2001. The decrease was primarily due to a net reduction of 122 company-operated restaurants during the time period from July 16, 2001 to July 14, 2002. In fiscal year 2001 and during the twenty-eight week period ended July 14, 2002, we sold a total of 98 and 62 company-operated chicken restaurants to franchisees, respectively. As of July 14, 2002, we had 431 company-operated chicken restaurants open, compared to 553 as of July 15, 2001.

     Bakery. Company-operated bakery sales decreased by $7.2 million, or 20.1%, to $28.4 million in the twenty-eight week period ended July 14, 2002 from $35.6 million in the comparable period in 2001. The decrease was due primarily to a net reduction of 70 company-operated bakeries during the time period from July 16, 2001 to July 14, 2002. In fiscal year 2001, we sold 36 company-operated bakeries to franchisees, most of which were sold in mid to late 2001. We sold an additional 47 company-operated bakeries to a franchisee in the second quarter of 2002. As of July 14, 2002, we had 102 company-operated bakeries open, compared to 172 as of July 15, 2001.

     Cafe. Company-operated cafe sales decreased by $0.5 million, or 3.3%, to $14.2 million in the twenty-eight week period ended July 14, 2002 from $14.7 million in the comparable period in 2001. The decrease in sales was primarily due to a 7.5% decrease in comparable sales. As of July 14, 2002, we had 76 company-operated cafes open, compared to 72 as of July 15, 2001.

   Wholesale Sales

     Bakery. Wholesale bakery sales were $0.8 million in the twenty-eight week period ended July 14, 2002. We began selling pre-packaged cinnamon rolls to a major retailer in fiscal year 2002.

     Coffee. Wholesale coffee sales increased by $1.2 million, or 3.8%, to $34.5 million in the twenty-eight week period ended July 14, 2002 from $33.3 million in the comparable period in 2001. The increase was due primarily to growth in the number of points of distribution from our wholesale accounts. As of July 14, 2002, we had 6,421 wholesale accounts with 11,946 points of distribution. As of July 15, 2001, we had 4,080 wholesale accounts with 6,900 points of distribution.

   Franchise Royalties and Fees

     Chicken. Chicken franchise royalty revenues increased by $5.9 million, or 13.7%, to $48.9 million in the twenty-eight week period ended July 14, 2002 from $43.0 million in the comparable period in 2001. The increase was due to an increase in domestic franchise comparable sales and new unit growth, partially offset by a decrease in international franchise comparable sales. As of July 14, 2002, we had 2,696 domestic and international franchised chicken restaurants open, compared to 2,504 as of July 15, 2001. Chicken franchise fee revenues increased by $0.8 million, or 16.6%, to $5.5 million in the twenty-eight week period ended July 14, 2002 from $4.7 million in the comparable period in 2001. The increase was primarily due to franchise and conversion fees in the second quarter of 2002 from the sale of 59 Church’s company-operated restaurants to new and existing franchisees. We opened 75 domestic franchised chicken restaurants in the twenty-eight week period ended July 14, 2002, compared to 76 in the comparable period in 2001, and 47 international franchised chicken restaurants in the twenty-eight week period ended July 14, 2002, compared to 43 in the comparable period in 2001.

     Bakery. Bakery franchise royalty revenues increased by $0.6 million, or 17.7%, to $4.0 million in the twenty-eight week period ended July 14, 2002 from $3.4 million in the comparable period in 2001. The increase was due primarily to new unit growth, offset by a decrease in domestic and international franchise comparable sales. As of July 14, 2002, we had 475 domestic and international franchised bakeries open, compared to 309 as of July 15, 2001. Bakery franchise fee revenues increased by $1.9 million, or 146.1%, to $3.2 million in the twenty-eight week period ended July 14, 2002 from $1.3 million in the comparable period in 2001. The increase was primarily due to franchise and conversion fees from the sale of 47 company-operated bakeries to a new franchisee in the second quarter of 2002. We opened 18 domestic franchised bakeries in the twenty-eight week period ended July 14, 2002, compared to 22 in the comparable period in 2001, and 20 international franchised bakeries in the twenty-eight week period ended July 14, 2002, compared to 21 in the comparable period in 2001.

     Cafe. Cafe royalty revenues increased by $0.5 million, or 87.7%, to $1.1 million in the twenty-eight week period ended July 14, 2002 from $0.6 million in the comparable period in 2001. The increase was primarily due to new unit growth and an increase in domestic franchise comparable sales partially offset by a decrease in international franchise comparable sales. As of July 14, 2002, we had 131 franchised cafes open, compared to 83 as of July 15, 2001. Cafe franchise fee revenues increased by $0.1 million, or 32.5%, to $0.6 million in the twenty-eight week period ended July 14, 2002 from $0.5 million in the comparable period in 2001. The increase resulted from the opening of 34 domestic and international franchised cafes in the twenty-eight week period ended July 14, 2002 compared to 21 openings in the comparable period in 2001.

   Other Revenues

     Other revenues increased by $2.6 million, or 34.5%, to $10.1 million in the twenty-eight week period ended July 14, 2002 from $7.5 million in the comparable period in 2001. The increase in other revenues was primarily due to an increase in rental revenues from additional leased properties. Our conversion of company-operated units to franchised units resulted in additional properties that we leased to franchisees.

   Company-Operated Operating Profit

     Chicken. Company-operated chicken restaurant operating profit decreased by $5.8 million, or 12.2%, to $42.0 million in the twenty-eight week period ended July 14, 2002 from $47.8 million in the comparable period in 2001. The decrease was due primarily to a 122 company-operated net unit decrease from the time period from July 16, 2001 to July 14, 2002. Company-operated chicken restaurant operating profit as a percentage of company-operated chicken restaurant sales was 21.7% in the twenty-eight week period ended July 14, 2002, compared to 20.9% in the comparable period in 2001. The 0.8% increase in operating profit margin was due to lower food costs, as a percentage of restaurant sales, resulting from a shift in product mix.

     Bakery. Company-operated bakery operating profit decreased by $2.1 million, or 39.4%, to $3.2 million in the twenty-eight week period ended July 14, 2002 from $5.3 million in the comparable period in 2001. The decrease was due primarily to a 70 company-operated net unit decrease from the time period from July 16, 2001 to July 14, 2002. Company-operated bakery operating profit as a percentage of company-operated bakery sales was 11.4% in the twenty-eight week period ended July 14, 2002, compared to 15.0% in the comparable period in 2001. The 3.6% decrease in the operating profit margin was due to higher personnel and rent expenses as a percentage of bakery sales.

     Cafe. Company-operated cafe operating profit decreased by $0.6 million, or 43.5%, to $0.7 million in the twenty-eight week period ended July 14, 2002 from $1.3 million in the comparable period in 2001. The decrease was primarily due to increased personnel costs and rent expense compared to the same period in the prior year. Company-operated cafe operating profit as a percentage of company-operated cafe sales was 5.0% in the twenty-eight week period ended July 14, 2002, compared to 8.6% in the comparable period in 2001. The 3.6% decrease in the operating profit margin was due to higher personnel and rent expenses as a percentage of cafe sales.

  Wholesale Operating Profit

     Bakery. Wholesale bakery operating profit was $0.3 million in the twenty-eight week period ended July 14, 2002. We began selling pre-packaged cinnamon rolls to a major retailer in fiscal year 2002.

     Coffee. Wholesale coffee operating profit increased by $0.5 million, or 6.4%, to $8.3 million in the twenty-eight week period ended July 14, 2002 from $7.8 million in the comparable period in 2001. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 24.0% in the twenty-eight week period ended July 14, 2002, compared to 23.4% in the comparable period in 2001. The 0.6% increase in operating profit margin was primarily due to lower commissions and rebates paid to brokers and customers compared to the comparable period in 2001.

     General and Administrative Expenses. General and administrative expenses increased by $0.4 million, or 0.6%, to $58.3 million in the twenty-eight week period ended July 14, 2002 from $57.9 million in the comparable period in 2001. The increase was primarily due to an increase in our bakery segments’ expenses related to severance and legal expenses incurred in the second quarter of 2002. The increase in general and administrative expenses was partially offset by a decrease in expense at our chicken segment due to conversions of company-operated chicken restaurants to franchised restaurants that have resulted in reduced overhead expenses associated with supporting company-operated units. General and administrative expenses as a percentage of total revenues were 16.9% in the twenty-eight week period ended July 14, 2002, compared to 15.5% in the comparable period in 2001.

     Depreciation. Depreciation decreased by $0.5 million, or 2.9%, to $16.9 million in the twenty-eight week period ended July 14, 2002 from $17.4 million in the comparable period in 2001. The decrease was mainly due to the conversion of company-operated units to franchised units throughout fiscal year 2001 and first and second quarters of 2002, partially offset by capital additions during the time period from July 16, 2001 to July 14, 2002. Depreciation as a percentage of total revenues was 4.9% in the twenty-eight week period ended July 14, 2002, compared to 4.7% in the comparable period in 2001.

     Amortization. Amortization decreased by $4.9 million to $0.1 million in the twenty-eight week period ended July 14, 2002. The decrease was due to our adoption of SFAS 142 in the first quarter of 2002, resulting in the discontinuance of amortization expense on goodwill and our other intangible assets having indefinite lives, which were primarily trademarks.

     Charges for Other Restaurant Closings, Excluding Pine Tree. The $0.3 million charge in the twenty-eight week period ended July 14, 2002 primarily related to the closing of one Church’s restaurant. The $0.4 million charge in the second quarter of 2001 related primarily to the closing of seven Cinnabon bakeries and two Seattle Coffee cafes.

     Charges for Pine Tree Restaurant Closings. There were no Pine Tree closings in the twenty-eight week period ended July 14, 2002. Charges for Pine Tree restaurant closings of $0.7 million in the twenty-eight week period ended July 15, 2001 represents the closing of one Pine Tree unit upon expiration of its lease.

     Charges for Asset Write-Offs from Re-imaging. The $0.5 million charge in the twenty-eight week period ended July 14, 2002 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged, which were mainly Church’s and Popeyes units. The $1.4 million charge in the twenty-eight week period ended July 15, 2001 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged, which were mainly Church’s units.

     Charges for Other Asset Write-Offs. The charges for other asset write-offs of $0.3 million in the twenty-eight week period ended July 14, 2002 resulted primarily from the write-off of equipment at our Cinnabon bakeries as well as corporate asset write-offs. The charges for other asset write-offs of $0.9 million in the twenty-eight week period ended July 15, 2001 resulted from the write-off of equipment at our chicken restaurants as well as corporate asset write-offs.

     Net Gain on Sale of Fixed Assets. The net gain on sale of fixed assets of $0.2 million in the twenty-eight week period ended July 14, 2002 was primarily due to the gains on the sales of 47 Cinnabon company-operated bakeries to a new franchisee and two Church’s company-operated units to new franchisees. The overall gain was partially offset by the loss on the sale of 57 company-operated Church’s restaurants to an existing franchisee. The net gain on sale of fixed assets of $3.2 million in the twenty-eight week period ended July 15, 2001 was primarily due to the sale of 36 Church’s company-operated restaurants and 11 Cinnabon company-operated bakeries to franchisees.

     Income from Continuing Operations. Excluding charges for restaurant closings, charges for asset write-offs from re-imaging, charges for other asset write-offs and the net gain on sale of fixed assets, income from continuing operations increased by $10.0 million, or 23.4%, to $52.7 million in the twenty-eight week period ended July 14, 2002 from $42.7 million in the comparable period in 2001. The increase was due to a $4.9 million decrease in amortization expense and franchise and wholesale revenue increases. The increase was partially offset by a decrease in company-operated restaurant and bakery sales due to the sale of restaurants and bakeries to Church’s, Popeyes and Cinnabon franchisees throughout fiscal year 2001 and during the twenty-eight week period ended July 14, 2002.

     Interest Expense, Net. Interest expense decreased by $4.6 million, or 32.2%, to $9.6 million in the twenty-eight week period ended July 14, 2002 from $14.2 million in the comparable period in 2001. The decrease was primarily due to lower debt balances resulting from our repurchases of $23.1 million of our senior subordinated notes in the second and third quarters of 2001 and lower interest rates.

     Income Taxes. Excluding the SFAS 142 impairment write-down of Seattle Coffee’s goodwill, our effective tax rate in the twenty-eight week period ended July 14, 2002 was 38.6%, compared to an effective tax rate of 40.0% in the comparable period in 2001. Our effective tax rate decreased due to the discontinuance of amortization of goodwill, which is not deductible for tax purposes, upon our adoption of SFAS 142.

     Extraordinary Loss. The extraordinary loss of $5.9 million, net of income taxes, in the twenty-eight week period ended July 14, 2002 represents the premium paid to repurchase all our remaining senior subordinated notes ($126.9 million) and the related write-off of unamortized debt issuance costs at the time of the repurchase. The loss also consists of the write-off of unamortized debt issuance costs related to the old bank credit facility we refinanced in May 2002. The extraordinary loss of $0.3 million, net of income taxes, in the twenty-eight week period ended July 15, 2001 represents the partial write-off of debt issuance costs and the payment of a premium related to the repurchase of $7.0 million of our senior subordinated notes.

     Loss from the Cumulative Effect of a Change in Accounting Principle. In the twenty-eight week period ended July 14, 2002, we recorded a $17.4 million impairment write-down of our Seattle Coffee goodwill in connection with our adoption of SFAS 142 and related impairment testing under this accounting standard.

Liquidity and Capital Resources

     We have financed our business activities primarily with funds generated from operating activities, proceeds from the issuance of our senior subordinated notes, proceeds from the issuance of common stock and borrowings under our bank credit facility.

     Net cash provided by operating activities for the twenty-eight week periods ended July 15, 2001 and July 14, 2002 was $30.5 million and $43.1 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of July 15, 2001 and July 14, 2002 was $2.2 million and $23.5 million, respectively. The increase in available cash and cash equivalents, net of bank overdrafts, in the second quarter of 2002 was due primarily to proceeds from the sale of company-operated units to franchisees and the refinancing of our bank credit facility in May 2002.

     Net cash used in investing activities for the twenty-eight week periods ended July 15, 2001 and July 14, 2002 was $18.4 million and $7.4 million, respectively. In the twenty-eight week period ended July 15, 2001, we invested $29.7 million in property and equipment and $2.0 million in connection with our turnkey development program, which was offset by the receipt of $13.0 million in proceeds from the sale of company-operated and turnkey units. In the twenty-eight week period ended July 14, 2002, we invested $23.8 million in property and equipment and $2.1 million in connection with our turnkey development program, which was offset by the receipt of $18.0 million in proceeds from the sale of company-operated and turnkey units.

     Net cash used in financing activities for the twenty-eight week periods ended July 15, 2001 and July 14, 2002 was $19.8 million and $15.5 million, respectively. In the twenty-eight week period ended July 15, 2001, we made principal payments of approximately $62.2 million under our bank credit facility and senior subordinated notes, primarily from the receipt of $46.4 million in net proceeds from our initial public offering, $4.0 million from the exercise of stock options to purchase our common stock and internal funds. In the twenty-eight week period ended July 14, 2002, we made principal payments of approximately $205.6 million under our bank credit facility and senior subordinated notes using proceeds of $200.0 million from the refinancing of our bank credit facility in May 2002, $3.7 million from the exercise of stock options to purchase our common stock and internal funds.

Share Repurchase Program

     On July 22, 2002, our board of directors approved a share repurchase program of up to $50 million effective as of such date. The program, which is open-ended, will allow us to repurchase our shares on the open market from time to time in accordance with the requirements of the Securities and Exchange Commission. As of the date of this filing, we have not repurchased any of our shares under this program.

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

     During the twenty-eight weeks ended July 15, 2001, we invested $29.7 million in various capital projects, including: $5.2 million in new restaurant, bakery and cafe locations; $12.3 million in our re-imaging program; $1.8 million in our Seattle Coffee wholesale operations; $7.1 million in other capital assets to maintain, replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $3.3 million to complete other corporate projects.

     During the twenty-eight weeks ended July 14, 2002, we invested $23.8 million in various capital projects, including $5.2 million in new restaurant, bakery and cafe locations; $6.0 million in our re-imaging program; $1.4 million in our Seattle Coffee wholesale operations; $8.2 million in other capital assets to maintain, replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $3.0 million to complete other corporate projects.

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

     Based upon our current level of operations and anticipated growth, we believe that available cash provided from operating activities, together with the proceeds from the exercise of stock options, available borrowings under our new bank credit facility and proceeds obtained from the sale of company-operated restaurants, bakeries and cafes to franchisees, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments under our bank credit facility for the next 12 months.

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

     At closing, we drew the entire $125.0 million Tranche B term loan to refinance our existing bank debt of approximately $62.6 million and invested the excess in certain highly rated short-term investments, in accordance with the new bank credit facility. In connection with the refinancing of our existing bank debt, we recorded an extraordinary loss on the early extinguishment of debt of approximately $0.6 million, pre-tax, in the second quarter of 2002 related to a non-cash write-off of unamortized debt issuance costs remaining from our existing bank debt. We also gave notice to call $126.9 million of our 10.25% senior subordinated notes, due May 15, 2007 at a price of 105.125. We retired these notes on June 27, 2002 by drawing on the Tranche A term loan. In connection with the call, we recorded an extraordinary loss on the early extinguishment of debt in the second quarter of 2002 of approximately $9.0 million, pre-tax, comprised of a $6.5 million cash premium and a non-cash write-off of related unamortized debt issuance costs approximating $2.5 million.

     On August 9, 2002, we made an optional prepayment of $25.0 million on our Tranche B term loan using cash from operations.

     The bank credit facility contains certain financial and other covenants, including covenants requiring us to maintain various financial ratios, limiting our ability to incur additional indebtedness, restricting the amount of capital expenditures that we may incur, and limiting the amount of debt we can loan to our franchisees or guarantee on their behalf. The bank credit facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. As of the date of this filing, we were in compliance with all required covenants. The bank credit facility is secured by a first priority security interest in substantially all of our assets. Our subsidiaries are required to guarantee our obligations under the bank credit facility.

     In connection with the refinancing, we incurred approximately $4.2 million in debt issuance costs which we capitalized. We are amortizing these costs over the term of the new bank credit facility.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that can have a material impact on our results of operations. Sales recognition at company-operated restaurants, bakeries and cafes is straightforward as customers pay for products at the time of sale, and inventory turns over very quickly, with a complete food inventory taken weekly. Payments to vendors for products sold in the restaurants, bakeries and cafes are generally settled within 21 days. Wholesale coffee products sold by our Seattle Coffee segment are recorded as revenue when shipped to the customer. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments are inherent in the calculations of franchise royalties and other franchise related revenue collections, legal matters, medical, pension and other post-retirement benefits, income taxes, insurance liabilities, various other commitments and contingencies and the estimation of the useful lives of fixed assets and other long-lived assets. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

     We collect royalties, and in some cases rent, from franchisees and provide for estimated losses for revenues that are not likely to be collected. Although we enjoy a good relationship with our franchisees, and collection rates are currently very high, if average sales or the financial health of our franchisees were to deteriorate, we might have to increase reserves against collection of franchise revenues. Franchise fees and development fees are recorded as deferred revenue when received and are recognized as revenue when the restaurants, bakeries and cafes covered by the fees are opened and/or all material services or conditions relating to the fees have been substantially performed or satisfied by us. With respect to unit conversions, franchise and conversion fees are recognized as revenue upon the effective date of the sale of the company-operated unit to a franchisee. All development fees received in a unit conversion are deferred and recognized as revenue in accordance with our policy described above.

     We also sell our wholesale coffee products to both franchisees and third party customers on trade credit and provide an estimated loss for doubtful accounts. If the financial health of our wholesale customers were to deteriorate, we might have to increase our reserves against the collection of our wholesale revenues.

     We are self-insured for most workers’ compensation, general liability, automotive liability losses and health care claims. We record our insurance liabilities based on historical and industry trends, which are continually monitored, and accruals are adjusted when warranted by changing circumstances. Since there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. Pension and other retirement benefits, including all relevant assumptions required by generally accepted accounting principles, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used every other year to provide assistance in calculating the estimated future obligations. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations.

     In the normal course of business we must make continuing estimates of potential future legal matters and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required.

     We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. Management must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance.

     Depreciation is recognized using the straight-line method in amounts adequate to depreciate costs over the following estimated useful lives: buildings, up to 35 years; leasehold improvements, up to 15 years; equipment, up to 15 years; and property under capital leases, up to 20 years. We estimate useful lives on buildings and equipment based on historical data and industry trends. Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates that an impairment may exist. We test for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing. We monitor our capitalization and depreciation policies to ensure they remain appropriate.

     With our adoption of SFAS 142 at the beginning of our fiscal year 2002, we ceased amortizing goodwill and other intangible assets with indefinite lives, which were primarily trademarks. We tested for impairment under SFAS 142 in the first quarter of 2002 in connection with our adoption of SFAS 142. We will continue to test for impairment of our goodwill and other intangible assets at least on an annual basis in accordance with SFAS 142.

Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. We will adopt this statement at the beginning of our fiscal year 2003. Our adoption of this standard in 2003 will result in a reclassification of our extraordinary losses from the early extinguishment of debt into net income from continuing operations for all income statement periods presented in our financial statements in fiscal year 2003.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement supercedes Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires the fair value of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required by Issue 94-3. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We do not anticipate the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.

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

     Interest Rate Risk. Our exposure to interest rate risk relates to our borrowings under our bank credit facility. Our bank credit facility borrowings bear interest at rates that are benchmarked to U.S. and European short-term floating-rate interest rates. The balances outstanding under our bank credit facility as of July 14, 2002 totaled $200.0 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our bank credit facility would be approximately $2.0 million. This assumes no change in the amount or composition of the debt at July 14, 2002.

     Chicken Market Risk. Our cost of sales is significantly affected by increases in the cost of chicken, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, and greater international demand for domestic chicken products. In order to ensure favorable pricing for our chicken purchases in the future, reduce volatility in chicken prices and maintain an adequate supply of fresh chicken, our purchasing cooperative has entered into two types of chicken purchasing contracts with chicken suppliers. The first is a grain-based “cost-plus” pricing contract that utilizes prices that are based upon the cost of feed grains, such as corn and soybean meal, plus certain agreed upon non-feed and processing costs. The other contract is a market-priced formula contract based on the “Georgia whole bird market value.” Under this contract, we and our franchisees pay the market plus a premium for the cut specifications for our restaurants. The market-priced formula contracts have maximum and minimum prices that we and our franchisees will pay during the term of the contract. Neither contract has minimum purchase requirements and both contracts have terms ranging from one to two years with provisions for certain annual price adjustments as defined in the contracts.

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

PART 2. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Shareholders Meeting held on May 14, 2002, the shareholders elected the following nominees to the board of directors to serve a one-year term with votes cast as follows:

Frank J. Belatti	Dick R. Holbrook
FOR: 23,274,801	FOR: 23,285,871
AGAINST: 0	AGAINST: 0
ABSTAIN: 2,242,067	ABSTAIN: 2,230,997

Gerald J. Wilkins	Victor Arias, Jr.
FOR: 23,281,241	FOR: 25,387,901
AGAINST: 0	AGAINST: 0
ABSTAIN: 2,235,627	ABSTAIN: 128,967

Carolyn Hogan Byrd	Matt L. Figel
FOR: 25,387,871	FOR: 25,387,371
AGAINST: 0	AGAINST: 0
ABSTAIN: 128,997	ABSTAIN: 129,497

R. William Ide, III	Kelvin J. Pennington
FOR: 25,386,976	FOR: 25,387,871
AGAINST: 0	AGAINST: 0
ABSTAIN: 129,892	ABSTAIN: 128,997

John Roth	Ronald P. Spogli
FOR: 25,387,316	FOR: 25,386,891
AGAINST: 0	AGAINST: 0
ABSTAIN: 129,552	ABSTAIN: 129,977

Peter Starrett
FOR: 25,388,446
AGAINST: 0
ABSTAIN: 128,422

     The shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares from 50,000,000 to 150,000,000, with the votes cast as follows:

For: Against: Abstain:	21,542,668 3,964,480 9,720

     The shareholders approved the adoption of the AFC Enterprises, Inc. Employee Stock Purchase Plan, with votes cast as follows:

For: Against: Abstain:	21,317,518 458,065 11,233

     The shareholders approved the adoption of the AFC Enterprises, Inc. 2002 Incentive Stock Plan, with votes cast as follows:

For: Against: Abstain:	14,024,689 7,750,819 11,308

     The shareholders approved the adoption of the AFC Enterprises, Inc. Annual Executive Bonus Program, with votes cast as follows:

For: Against: Abstain:	20,911,091 863,769 11,956

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002.

Exhibit 3.2	Amended and Restated Bylaws of AFC Enterprises, Inc., as amended, dated February 15, 2001.

Exhibit 10.1	Credit Agreement dated as of May 23, 2002 among AFC Enterprises, Inc., as borrower, and the Lenders Party thereto, J.P. Morgan Chase Bank, as Administrative Agent, J.P. Morgan Securities, Inc., as Joint Bookrunner and Co-Lead Arranger, Credit Suisse First Boston, as Joint Bookrunner and Co-Lead Arranger, Credit Lyonnais New York Branch, as Co-Documentation Agent, Fleet National Bank, Inc., as Co-Documentation Agent and Suntrust Bank, as Co-Documentation Agent.

Exhibit 10.2†	AFC Enterprises, Inc. Employee Stock Purchase Plan.

Exhibit 10.3†	AFC Enterprises, Inc. 2002 Incentive Stock Plan.

Exhibit 10.4†	AFC Enterprises, Inc. Annual Executive Bonus Program.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.
*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 3 to the condensed consolidated financial statements in this report.

     (b)  Current Reports on Form 8-K.

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

AFC Enterprises, Inc.

Date: August 14, 2002	By: /s/ Gerald J. Wilkins Gerald J. Wilkins Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)