Form 10-Q
period 2002-10-06
AFC ENTERPRISES INC
filed 2002-11-20
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________  to______________

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

Yes  ☑     No  ☐

As of November 8, 2002, there were 28,405,000 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

AFC Enterprises, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

		12 Weeks Ended		40 Weeks Ended

		10/07/01	10/06/02	10/07/01	10/06/02

Revenues:
Restaurant sales		$115,509	$89,587	$394,402	$325,869
Franchise revenues		24,914	26,496	78,366	89,787
Wholesale revenues		14,114	14,575	47,333	49,854
Other revenues		3,605	4,873	11,106	14,960

Total revenues		158,142	135,531	531,207	480,470

Costs and expenses:
Restaurant cost of sales		33,659	25,802	115,304	92,201
Restaurant operating expenses		59,443	46,920	202,247	170,824
Wholesale cost of sales		7,075	9,847	23,451	27,638
Wholesale operating expenses		3,901	3,788	12,960	12,660
General and administrative		24,711	22,885	82,672	81,226
Depreciation		7,337	7,073	24,732	23,980
Amortization		2,154	81	7,198	223
Charges for other restaurant closings, excluding Pine Tree		122	46	516	361
Charges for Pine Tree restaurant closings		600	—	1,278	—
Charges for asset write-offs from re-imaging		1,793	515	3,190	1,007
Charges for other asset write-offs		355	433	1,256	690
Net gain on sale of assets		(2,874)	(702)	(6,054)	(934)

Total costs and expenses		138,276	116,688	468,750	409,876

Income from continuing operations		19,866	18,843	62,457	70,594
Other expenses:
Interest, net		4,918	2,175	19,158	11,767

Net income from continuing operations before income taxes		14,948	16,668	43,299	58,827
Income tax expense		5,828	6,025	17,168	22,290

Net income from continuing operations before the extraordinary loss on early extinguishment of debt and loss from a change in accounting principle		9,120	10,643	26,131	36,537
Extraordinary loss on early extinguishment of debt, net of income taxes		(693)	—	(1,000)	(5,897)
Loss from the cumulative effect of a change in accounting principle		—	—	—	(17,387)

Net income	$	8,427	$10,643	$25,131	$13,253

Basic earnings per common share:
Net income attributable to common stock from continuing operations		$0.30	$0.35	$0.89	$1.19
Net extraordinary loss on early extinguishment of debt		(0.02)	—	(0.03)	(0.19)
Loss from the cumulative effect of a change in accounting principle		—	—	—	(0.57)

Net income		$0.28	$0.35	$0.86	$0.43

Diluted earnings per common share:
Net income attributable to common stock from continuing operations		$0.29	$0.34	$0.84	$1.14
Net extraordinary loss on early extinguishment of debt		(0.02)	—	(0.03)	(0.18)
Loss from the cumulative effect of a change in accounting principle		—	—	—	(0.54)

Net income		$0.27	$0.34	$0.81	$0.42

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	12/30/01	10/06/02

		(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,826	$10,657
Accounts and current notes receivable, net of allowance for doubtful accounts of $1,608 in 2001 and $2,036 in 2002	24,611	25,619
Prepaid income taxes	1,610	—
Inventories	16,080	15,394
Deferred income taxes	880	1,196
Prepaid expenses and other	3,202	3,867

Total current assets	59,209	56,733

Long-term assets:
Notes receivable, net of allowance for doubtful accounts of $227 in 2001 and $0 in 2002	10,034	8,981
Deferred income taxes	2,353	—
Property and equipment, net of accumulated depreciation and amortization of $155,480 in 2001 and $161,784 in 2002	255,123	245,222
Assets under contractual agreement, net	7,230	7,021
Other assets	14,013	17,078
Trademarks, net of accumulated amortization of $51,093 in 2001 and 2002	69,707	69,707
Goodwill, net of accumulated amortization of $11,846 in 2001 and $10,037 in 2002	101,791	84,404
Other intangible assets, net of accumulated amortization of $1,970 in 2001 and $2,143 in 2002	3,754	4,702

Total long-term assets	464,005	437,115

Total assets	$523,214	$493,848

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$28,738	$23,322
Bank overdrafts	11,656	9,869
Current portion of long-term debt and capital lease obligations	21,834	9,533
Revolving credit facility	1,746	33,266
Current portion of acquisition line of credit	10,000	—
Income taxes payable	2,564	2,167
Accrued expenses and other	19,081	16,907

Total current liabilities	95,619	95,064

Long-term liabilities:
Long-term debt, net of current portion	174,113	163,518
Capital lease obligations, net of current portion	1,686	1,652
Deferred income taxes	—	4,915
Other liabilities	28,075	28,514

Total long-term liabilities	203,874	198,599

Total liabilities	299,493	293,663

Shareholders’ equity:
Common stock	304	288
Capital in excess of par value	212,587	174,179
Notes receivable — officers, including accrued interest	(7,631)	(5,996)
Accumulated retained earnings	18,461	31,714

Total shareholders’ equity	223,721	200,185

Total liabilities and shareholders’ equity	$523,214	$493,848

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	40 Weeks Ended

	10/07/01	10/06/02

Cash flows provided by (used in) operating activities:
Net income	$25,131	$13,253

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,930	24,203
Cumulative effect of change in accounting principle	—	17,387
Extraordinary loss on early extinguishment of debt	1,657	9,601
Notes receivable — officers accrued interest	(340)	(226)
Compensation expense from stock options	227	301
Deferred tax expense (benefit)	(3,619)	6,953
Other	2,049	2,657
Increase in operating assets	(18,073)	(8,906)
Increase (decrease) in operating liabilities	988	(2,519)

Total adjustments	14,819	49,451

Net cash provided by operating activities	39,950	62,704

Cash flows provided by (used in) investing activities:
Proceeds from disposition of property and equipment	20,011	18,142
Investment in property and equipment	(43,317)	(33,199)
Proceeds from sales of turnkey developments	1,229	2,902
Investments in turnkey developments	(3,133)	(2,821)
Notes receivable additions	(127)	(75)
Payments received on notes	509	711

Net cash used in investing activities	(24,828)	(14,340)

Cash flows provided by (used in) financing activities:
Principal payments of long-term debt	(27,857)	(95,876)
Proceeds from long-term debt	—	200,000
(Repayments) under acquisition line of credit	(25,000)	(10,000)
Borrowings under revolving credit facility	8,633	31,520
Decrease in bank overdrafts, net	(6,663)	(1,786)
Principal payments for lease obligations	(2,764)	(1,399)
Payments on senior subordinated notes	(24,255)	(133,388)
Notes and interest receivable — officers payments	283	2,022
Issuance of common stock from IPO, net	46,186	(89)
Issuance of common stock from option plans and other	5,819	4,260
Stock repurchases	—	(41,433)
Debt issuance costs	—	(4,364)

Net cash used in financing activities	(25,618)	(50,533)

Net decrease in cash and cash equivalents	(10,496)	(2,169)
Cash and cash equivalents at beginning of period	23,615	12,826

Cash and cash equivalents at end of period	$13,119	$10,657

Supplemental Disclosure of Cash Flow Information:
Cash interest paid (net of capitalized amounts)	$15,877	$12,609
Cash paid for income taxes, net of refunds	20,362	5,069
Noncash Investing and Financing Activities:
Note payable additions	—	110
Net (decrease) in property and equipment accruals	(4,555)	(2,302)
Cancellation of treasury shares	131	—
Retirement of officer’s notes from cancellation of common stock	297	—
Tax benefit from stock option exercises shares	4,025	5,354
Net increase in stock repurchases payable	—	6,817
Notes receivable — other	460	377

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The statement changes the accounting for goodwill and other indefinite life intangible assets from an amortization method to an impairment only approach. Upon the Company’s adoption of SFAS No. 142 on December 31, 2001, amortization of goodwill and certain other intangibles determined by management to have indefinite lives, ceased. In addition, in the first quarter of 2002, the Company recorded a non-cash charge of approximately $17.4 million to reduce the carrying value of the goodwill associated with its coffee segment. This charge was non-operational in nature and is reflected as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations (See Note 4).

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

2. Segment and Geographic Information

     The Company operates exclusively in the foodservice and beverage industry. Substantially all revenues result from the sale of menu products at restaurants, bakeries and cafes operated by the Company, franchise royalty and fee income earned from franchised restaurant, bakery and cafe operations and wholesale revenues from the sale of specialty coffee and baked good products. The Company’s reportable segments are based on specific products and services within the foodservice and beverage industry. The Company combines Popeyes and Church’s operations to form its chicken segment. The coffee segment consists of SCC’s operations, which include its wholesale operations. The Company’s bakery segment includes Cinnabon’s operations.

     The “corporate” component of operating income includes (i) revenues from interest income from notes receivable and rental revenue from leasing and sub-leasing agreements with third parties, less (ii) corporate general and administrative expenses.

     Operating income primarily represents each segment’s earnings before income taxes, interest, depreciation, amortization, gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity.

     Revenues:

	12 Weeks Ended		40 Weeks Ended

	10/07/01	10/06/02	10/07/01	10/06/02

	(in thousands)		(in thousands)
Chicken	$118,950	$100,668	$401,029	$355,955
Coffee	21,019	21,205	69,977	71,531
Bakery	17,295	12,415	57,612	49,732
Corporate	878	1,243	2,589	3,252

Total Revenues	$158,142	$135,531	$531,207	$480,470

     Operating Income:

	12 Weeks Ended		40 Weeks Ended

	10/07/01	10/06/02	10/07/01	10/06/02

	(in thousands)		(in thousands)
Chicken	$29,132	$29,158	$97,825	$102,577
Coffee	1,398	(137)	4,069	3,049
Bakery	2,403	850	5,003	2,957
Corporate	(3,533)	(3,518)	(12,097)	(12,361)

Total Operating Income	29,400	26,353	94,800	96,222
Adjustments to reconcile to income from continuing operations:
Depreciation and amortization	(9,491)	(7,154)	(31,930)	(24,203)
Compensation expense related to stock options	(47)	(64)	(227)	(301)
Gain (loss) on fixed asset and other write-offs	4	(292)	(186)	(1,124)

Income from continuing operations	$19,866	$18,843	$62,457	$70,594

     As of October 6, 2002, the material changes to the Company’s total assets by reportable segment from the amounts disclosed in the Company’s consolidated financial statements for the fiscal year ended December 30, 2001 include approximately $8.8 million and $4.6 million in fixed asset dispositions from unit conversions for the chicken and bakery segments, respectively, a $17.4 million write-down of goodwill in the coffee segment due to impairment upon the Company’s adoption of SFAS No. 142, and an increase in corporate cash of approximately $23.5 million from net proceeds of debt refinancing and unit conversions.

3. Basic and Diluted Earnings Per Share

     The following represents a reconciliation of the Company’s basic and diluted earnings per share as required by the Financial Accounting Standards Board Statement No. 128 “Earnings per Share”:

	12 Weeks Ended		40 Weeks Ended

	10/07/01	10/06/02	10/07/01	10/06/02

	(in thousands)		(in thousands)
Net income from continuing operations before the extraordinary loss on early extinguishment of debt and loss from a change in accounting principle	$9,120	$10,643	$26,131	$36,537
Extraordinary loss on early extinguishment of debt	(693)	—	(1,000)	(5,897)
Cumulative effect of a change in accounting principle	—	—	—	(17,387)

Net income	$8,427	$10,643	$25,131	$13,253

	12 Weeks Ended		40 Weeks Ended

	10/07/01	10/06/02	10/07/01	10/06/02

	(in thousands)		(in thousands)
Denominator for basic earnings per share – weighted average shares	30,207	30,402	29,254	30,656
Effect of dilutive securities – employee stock options	1,710	1,277	1,837	1,550

Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	31,917	31,679	31,091	32,206

4. Goodwill and Other Intangible Assets

     SFAS No. 142 requires the disclosure of what reported income and per-share amounts before extraordinary items and net income would have been had the requirements of SFAS No. 142 been in effect during the earlier periods. The following represents the adjusted values:

	12 Weeks	40 Weeks
	Ended	Ended
	10/07/01	10/07/01

	(in thousands)
Net income, as reported	$8,427	$25,131
Add back amortization, net of applicable taxes, for:
Trademarks	815	2,682
Goodwill	434	1,434
Other unamortized intangibles	39	133

Net income, as adjusted	$9,715	$29,380

	12 Weeks	40 Weeks
	Ended	Ended
	10/07/01	10/07/01

Basic earnings per common share:
Net income, as reported	$0.28	$0.86
Add back amortization, net of applicable taxes, for:
Trademarks	0.03	0.09
Goodwill	0.01	0.05
Other unamortized intangibles	—	—

Basic earnings per common share, as adjusted	$0.32	$1.00

	12 Weeks	40 Weeks
	Ended	Ended
	10/07/01	10/07/01

Diluted earnings per common share:
Net income, as reported	$0.27	$0.81
Add back amortization, net of applicable taxes, for:
Trademarks	0.02	0.09
Goodwill	0.01	0.04
Other unamortized intangibles	—	—

Diluted earnings per common share, as adjusted	$0.30	$0.94

     The change in the carrying amount of goodwill, which occurred during the first quarter of 2002, is as follows (in thousands):

Balance as of December 30, 2001	$101,791
Transition impairment adjustment	(17,387)

Balance as of October 6, 2002	$84,404

     Indefinite-lived intangible assets as of October 6, 2002 totaled $72.0 million and consist primarily of the Company’s trademarks. Amortizable intangible assets as of October 6, 2002 totaled $2.4 million, net of accumulated amortization of $1.1 million, and consist primarily of the Company’s franchise business values. Amortization expense for the twelve and forty-week periods ended October 6, 2002, was approximately $81,000 and $223,000, respectively.

5. Early Extinguishment of Debt

     During the twelve and forty-week periods ended October 7, 2001, the Company repurchased $16.1 million and $23.1 million, respectively, of Senior Subordinated Notes. The 2001 repurchases were at a premium. The Company funded the 2001 repurchases using proceeds from the sale of company-operated units to franchisees, cash from operations and proceeds from the Company’s bank credit facility. During the twelve and forty-week periods ended October 7, 2001, the Company wrote-off unamortized debt cost of $0.3 million and $0.5 million, respectively, in connection with the retirement of the

Senior Subordinated Notes. During the forty-week period ended October 6, 2002, the Company redeemed $126.9 million of Senior Subordinated Notes that remained outstanding at a premium. The 2002 redemptions were funded through the proceeds received from a new bank credit facility (See Note 6). During the forty-week period ended October 6, 2002, the Company wrote-off unamortized debt cost of $2.5 million in connection with the retirement of the Senior Subordinated Notes.

     Also during the second quarter of 2002, the Company prepaid $58.6 million under Tranche A and Tranche B term loans under the 1997 Credit Facility. The 2002 prepayments were funded through the proceeds received from the Company’s new bank credit facility (See Note 6). In conjunction with the prepayment, which retired the debt, the Company wrote-off $0.6 million of unamortized debt cost.

	12 Weeks Ended		40 Weeks Ended

	10/07/01	10/06/02	10/07/01	10/06/02

	(in thousands)		(in thousands)
Unamortized debt cost	$(350)	$—	$(517)	$(3,098)
Premium	(795)	—	(1,140)	(6,503)

Extraordinary loss, before income tax effect	(1,145)	—	(1,657)	(9,601)
Income tax benefit (expense)	452	—	657	3,704

Extraordinary loss, net of income tax effect	$(693)		$(1,000)	$(5,897)

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

     The revolving credit facility is due in full without installments on May 23, 2007. The outstanding balances of the Tranche A term loan and the Tranche B term loan are due in installments through May 23, 2007 and May 23, 2009, respectively. The Tranche A term loan, the Tranche B term loan and the revolving credit facility bear interest at LIBOR plus an applicable margin based on certain financial leverage ratios which may fluctuate because of changes in these ratios. The margins are currently 2.00% for the revolving credit facility and the Tranche A term loan and 2.25% for the Tranche B term loan. The Company will pay each quarter a facility commitment fee on the undrawn amounts of the Tranche A term loan and the revolving credit facility of 0.5% annually.

     At closing, the Company drew the entire $125.0 million Tranche B term loan to refinance its existing bank debt of approximately $62.6 million and invested the excess in certain highly rated short-term investments, in accordance with the new bank credit facility. In connection with the refinancing of the Company’s existing bank debt, the Company recorded an extraordinary loss on the early extinguishment of debt of approximately $0.6 million, pre-tax, related to a non-cash write-off of unamortized debt issuance costs remaining from its existing bank debt. On June 27, 2002, the Company drew the entire $75.0 million Tranche A term loan and used the proceeds, along with the excess from the Tranche B term loan, to redeem its 10.25% senior subordinated notes, due May 15, 2007 at a price of 105.125. In connection with the redemption, the Company recorded an extraordinary loss on the early extinguishment of debt of approximately $9.0 million, pre-tax, comprised of an estimated $6.5 million cash premium and a non-cash write-off of related unamortized debt issuance costs approximating $2.5 million.

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

     In connection with the refinancing, the Company incurred approximately $4.4 million in capitalizable debt issuance costs, which are being amortized over the terms of the new bank credit facility.

7. Shareholders’ Equity

     Employee Stock Purchase Program

     On February 14, 2002 the Company’s board of directors approved an employee stock purchase plan, the first offering of which was on July 15, 2002. Currently 750,000 shares are available for issuance under the plan. The plan allows eligible employees the opportunity to purchase stock of the Company at a discount during an offering period. Each approximate twelve month offering period consists of two purchase periods of approximately six months duration wherein the stock purchase price under the plan on the last day of each purchase period is the lesser of 85% of the fair market value of a share of common stock of the Company on the first day of the offering period or 85% of such fair market value on the last day of the purchase period. As of October 6, 2002, employees have contributed approximately $0.2 million under this program.

     Share Repurchase Program

     On July 22, 2002, the Company’s board of directors approved a share repurchase program of up to $50.0 million, effective as of such date. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock on the open market from time to time. As of October 6, 2002, the Company had repurchased 2,278,900 shares of common stock for $48.2 million under this program.

     On October 7, 2002, the Company’s board of directors approved a $50.0 million increase to the share repurchase program. As of November 8, 2002, the Company had repurchased an additional 441,510 shares of common stock for $8.6 million.

8. Outsourcing Arrangement

     Effective September 3, 2002, we entered into an agreement with Deloitte & Touche, LLP (“D&T”) under which D&T will provide certain of our accounting and tax functions. The primary functions to be performed by D&T include transaction processing in the following areas: sales, payroll, accounts receivable, accounts payable, fixed assets, sales and property taxes and internal financial reporting. The services performed by D&T are essentially those services formerly performed by our San Antonio Management Services Center. Virtually all of our former employees in the San Antonio Management Services Center transitioned to employment positions with D&T. In addition, D&T leases our former services center site in San Antonio.

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

General

     We operate, develop and franchise quick service restaurants, bakeries and cafes, or QSRs, primarily under the trade names Popeyes Chicken & Biscuits, Church’s Chicken, Cinnabon, Seattle’s Best Coffee and Torrefazione Italia. As of October 6, 2002, we operated and franchised 3,970 restaurants, bakeries and cafes in 47 states, the District of Columbia, Puerto Rico and 30 foreign countries. We also sell our premium specialty coffees through wholesale and retail distribution channels under our Seattle’s Best Coffee and Torrefazione Italia Coffee brands.

Consolidated Results of Operations

     The following table presents selected revenues and expenses as a percentage of total revenues for our consolidated statements of operations for the twelve and forty-week periods ended October 7, 2001 and October 6, 2002.

	12 Weeks Ended		40 Weeks Ended

	Oct. 7,	Oct. 6,	Oct. 7,	Oct. 6,
	2001	2002	2001	2002

Revenues:
Restaurant sales	73.0%	66.1%	74.2%	67.8%
Franchise revenues	15.8	19.5	14.8	18.7
Wholesale revenues	8.9	10.8	8.9	10.4
Other revenues	2.3	3.6	2.1	3.1
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant cost of sales (1)	29.1%	28.8%	29.2%	28.3%
Restaurant operating expenses (1)	51.5	52.4	51.3	52.4
Wholesale cost of sales (2)	50.1	67.6	49.5	55.4
Wholesale operating costs (2)	27.6	26.0	27.4	25.4
General and administrative	15.6	16.9	15.6	16.9
Depreciation and amortization	6.0	5.3	6.0	5.0
Charges for other restaurant closings, excluding Pine Tree	0.1	—	0.1	0.1
Charges for Pine Tree restaurant closings	0.4	—	0.1	—
Charges for asset write-offs from re-imaging	1.1	0.4	0.6	0.2
Charges for other asset write-offs	0.2	0.3	0.2	0.1
Net (gain) on sale of assets	(1.8)	(0.5)	(1.1)	(0.2)
Total costs and expenses	87.4	86.1	88.2	85.3
Income from operations	12.6	13.9	11.8	14.7
Interest expense, net	3.1	1.6	3.6	2.4
Net income from continuing operations before taxes	9.5	12.3	8.2	12.3
Income tax expense	(3.7)	(4.4)	(3.2)	(4.6)
Net income from continuing operations	5.8	7.9	5.0	7.7
Extraordinary loss on early extinguishment of debt, net (3)	(0.5)	—	(0.2)	(1.2)
Loss from the cumulative effect of a change in accounting principle (4)	—	—	—	(3.6)
Net income	5.3%	7.9%	4.8%	2.9%

(1)	Expressed as a percentage of restaurant sales by company-operated restaurants, bakeries and cafes.

(2)	Expressed as a percentage of wholesale revenues.

(3)	Represents impact of the repurchase of our senior subordinated notes in 2002 and 2001 and refinancing of our bank credit facility in 2002.

(4)	Represents impact of our adoption of SFAS No. 142 and related impairment of Seattle Coffee Company’s goodwill.

Selected Financial Data

     The following table sets forth certain financial information and other restaurant, bakery and cafe data relating to company-operated and franchised restaurants, bakeries and cafes (as reported to us by franchisees) for the twelve and forty-week periods ended October 7, 2001 and October 6, 2002:

	12 Weeks Ended			40 Weeks Ended

	Oct. 7,	Oct. 6,	% change	Oct. 7,	Oct. 6,	% change
	2001	2002	01-02	2001	2002	01-02

Company Data:		(dollars in millions)
Operating EBITDA, as defined (1)	$29.4	$26.4	(10.4)%	$94.8	$96.2	1.5%
Operating EBITDA margin	18.6%	19.4%	0.8 pts	17.8%	20.0%	2.2 pts.
Cash capital expenditures	$13.6	$9.6	(29.4)%	$43.3	$33.2	(23.3)%
System-wide restaurant, bakery and cafe data (unaudited):
System-wide sales:
Popeyes	$318.3	$335.0	5.2%	$1,014.7	$1,097.8	8.2%
Church’s	211.9	202.8	(4.3)	694.2	695.9	0.2
Cinnabon retail	47.1	48.1	2.1	150.2	158.1	5.3
Cinnabon wholesale	0.0	0.6	n/a	0.0	1.4	n/a
Seattle Coffee retail	15.6	19.1	22.4	47.6	59.5	25.0
Seattle Coffee wholesale	14.1	14.0	2.2	47.4	48.5	2.3

Total	$607.0	$619.6	2.1	$1,954.1	$2,061.2	5.5%

System-wide unit openings:
Popeyes	47	43	(8.5)%	125	125	0.0%
Church’s	9	22	144.4	52	62	19.2
Cinnabon	30	26	(13.3)	78	67	(14.1)
Seattle Coffee retail	9	13	44.4	33	47	42.4

Total	95	104	9.5%	288	301	4.5%

System-wide units open, end of period:
Popeyes				1,578	1,672	6.0%
Church’s				1,506	1,481	(1.7)
Cinnabon				505	600	18.8
Seattle Coffee retail				161	217	34.8

Total				3,750	3,970	5.9%

System-wide percentage change in comparable unit sales:
Popeyes domestic	5.5%	(1.8)%		4.0%	1.4%
Church’s domestic	4.2	(3.6)		1.9	(0.6)
Cinnabon domestic	(3.9)	(6.6)		1.3	(5.0)
Seattle Coffee domestic	(2.8)	(1.4)		(0.4)	(2.4)
Popeyes international	(8.4)	(6.9)		(7.6)	(5.3)
Church’s international	2.4	(3.5)		(0.6)	(0.6)
Cinnabon international	(27.9)	(18.6)		(19.5)	(26.4)
Seattle Coffee international	(2.6)	(8.2)		2.6	(2.3)

(1)	Operating EBITDA is defined as income from operations plus depreciation and amortization, adjusted for items related to gains/losses on asset dispositions and write-downs and compensation expense related to stock option activity. Operating

EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. We have included information concerning Operating EBITDA as one measure of our cash flow and historical ability to service debt. We believe investors find this information useful. Operating EBITDA, as defined, may not be comparable to similarly titled measures reported by other companies.

Comparable Sales

     Domestic system-wide comparable sales at Popeyes and Church’s decreased in the third quarter of 2002. The decrease was due to increased competition within the quick service restaurant sector, the impact of a slowing economic environment and strong prior year comparable store sales. Cinnabon and Seattle Coffee domestic system-wide comparable sales decreased in the third quarter of 2002 primarily due to lower traffic at captive venues such as malls, travel plazas and airports as well as the slowing economy.

     International system-wide comparable sales at Popeyes decreased in the third quarter of 2002 primarily due to a decline in sales in Korea and the Middle East. Church’s international system-wide comparable sales decrease in the third quarter of 2002 was mainly due to a decrease in sales in Puerto Rico and Indonesia. Cinnabon’s international system-wide comparable sales decrease in the third quarter of 2002 was primarily due to a decrease in sales in Japan, Saudi Arabia and the Philippines. Seattle Coffee international system-wide comparable sales decreased in the third quarter of 2002 primarily due to a decrease in sales in Japan and the Philippines.

Operating Results

   System-Wide Sales

     System-wide sales include sales from all restaurants, bakeries and cafes, whether operated by us or our franchisees, and from coffee and bakery wholesale operations. Sales of unconsolidated franchised restaurants, bakeries and cafes result in franchise royalties for us but are not included in our restaurant sales figure we present in our condensed consolidated statements of operations. However, we believe that system-wide sales is useful to investors as a significant indicator of our concepts’ market share and the overall strength of our business as it incorporates all of our revenue drivers, company-operated and franchised unit comparable unit sales as well as net unit development.

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

     Revenues from Wholesale Operations. Our revenues from wholesale operations consist primarily of sales of premium specialty coffee and baked goods to our franchisees, foodservice retailers, office and institutional users, supermarkets and others. In 2002, our bakery segment began selling pre-packaged cinnamon rolls to a major retailer for resale. We have included the revenues from this arrangement as wholesale revenues.

     Other Revenues. Our other revenues consist of rental revenue from properties owned or leased by us that we lease or sublease to franchisees and third parties, and interest income earned on notes receivable primarily from franchisees and third parties.

   Operating Costs and Expenses

     Restaurant Cost of Sales. Our restaurant cost of sales consists primarily of food, beverage and food ingredients costs, and also includes the cost of napkins, cups, straws, plates, take-out bags and boxes. The primary element affecting our chicken restaurant cost of sales is chicken prices. The primary elements affecting our bakery and cafe costs of sales are flour and Indonesian cinnamon, and green coffee beans. Other factors such as sales volume, our menu pricing, product mix and promotional activities can also materially affect the level of our restaurant cost of sales.

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

    General and Administrative Expenses

     Our general and administrative expenses consist of personnel expenses, occupancy expenses and other expenses incurred at the corporate level. Corporate level expenses are primarily incurred at our offices in Atlanta, Georgia and Seattle, Washington. Additional expenses include those incurred by field personnel located throughout the United States.

    Depreciation

     Depreciation consists primarily of the depreciation of buildings, equipment and leasehold improvements.

    Amortization

     Amortization in 2001 consists of amortization of goodwill and other intangible assets resulting from our emergence from bankruptcy in 1992, acquisitions and other transactions. In conjunction with our adoption of SFAS No. 142 in 2002, amortization in 2002 consists of other intangible assets deemed to have finite useful lives.

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

Net Gain on Sale of Assets

     Net gain on sale of assets includes the gain net of the write-off of restaurant, bakery and cafe assets, and related intangible assets and the liabilities incurred by us in connection with the sale of company-operated units to franchisees.

Comparisons of the Twelve Weeks Ended October 6, 2002 and October 7, 2001

    System-Wide Sales

     System-wide sales increased by $12.6 million, or 2.1%, to $619.6 million in the third quarter of 2002 from $607.0 million in the comparable period in 2001. Our system-wide sales increase was due primarily to new franchise unit growth and coffee wholesale revenue growth. The overall increase was partially offset by comparable sales decreases in all of our segments. In the third quarter of 2002, we and our franchisees opened 42 restaurants, bakeries and cafes domestically, and 62 restaurants, bakeries and cafes in international markets. As of October 6, 2002, there were 3,970 system-wide units open, compared to 3,750 as of October 7, 2001.

    Company-Operated Unit Sales

     Chicken. Company-operated chicken restaurant sales decreased by $20.2 million, or 21.2%, to $74.7 million in the third quarter of 2002 from $94.9 million in the comparable period in 2001. The decrease was primarily due to a net reduction of 108 company-operated restaurants during the time period from October 8, 2001 to October 6, 2002 and a decrease in company-operated unit comparable sales of 2.3%. In the fourth quarter of 2001 and during the forty-week period ended October 6, 2002, we sold a total of 49 and 62 company-operated chicken restaurants to franchisees, respectively. As of October 6, 2002, we had 430 company-operated chicken restaurants open, compared to 538 as of October 7, 2001.

     Bakery. Company-operated bakery sales decreased by $5.8 million, or 40.6%, to $8.5 million in the third quarter of 2002 from $14.3 million in the comparable period in 2001. The decrease was due primarily to a net reduction of 70 company-operated bakeries during the time period from October 8, 2001 to October 6, 2002 and a decrease in company-operated unit comparable sales of 4.9%. In the fourth quarter of 2001, we sold 14 company-operated bakeries to franchisees. We sold an additional 9 company-operated bakeries to a franchisee in the third quarter of 2002. As of October 6, 2002, we had 93 company-operated bakeries open, compared to 163 as of October 7, 2001.

     Cafe. Company-operated cafe sales were $6.4 million in the third quarter of 2002 and 2001. Comparable sales decreased by 5.8% in the third quarter of 2002. As of October 6, 2002, we had 76 company-operated cafes open, compared to 71 as of October 7, 2001.

    Wholesale Sales

     Coffee. Wholesale coffee sales decreased by $0.2 million, or 1.3%, to $13.9 million in the third quarter of 2002 from $14.1 million in the comparable period in 2001. The decrease was primarily due to higher sales discounts and price reductions given to wholesale customers in the third quarter of 2002 compared to the comparable period in 2001. As of October 6, 2002, we had 6,008 wholesale accounts with 12,041 points of distribution.

     Bakery. Wholesale bakery sales were $0.6 million in the third quarter of 2002. We began selling pre-packaged cinnamon rolls to a major retailer in fiscal year 2002.

    Franchise Royalties and Fees

     Chicken. Chicken franchise royalty revenues increased by $1.3 million, or 6.8%, to $21.2 million in the third quarter of 2002 from $19.9 million in the comparable period in 2001. The increase was due to new unit growth, partially offset by a decrease in domestic and international franchise comparable sales. As of October 6, 2002, we had 2,723 domestic and international franchised chicken restaurants open, compared to 2,546 as of October 7, 2001. Chicken franchise fee revenues decreased by $0.1 million, or 7.5%, to $1.5 million in the third quarter of 2002 from $1.6 million in the comparable period in 2001. The decrease was mainly due to zero conversions of company-operated units to franchisees in the third quarter of 2002 compared to 13 conversions in the comparable period in 2001. We opened 24 domestic franchised chicken restaurants in the third quarter of 2002, compared to 32 in the comparable period in 2001, and 39 international franchised chicken restaurants in the third quarter of 2002, compared to 23 in the comparable period in 2001.

     Bakery. Bakery franchise royalty revenues increased by $0.3 million, or 20.4%, to $1.9 million in the third quarter of 2002 from $1.6 million in the comparable period in 2001. The increase was due primarily to new unit growth, offset by a decrease in domestic and international franchise comparable sales. As of October 6, 2002, we had 507 domestic and international franchised bakeries open, compared to 342 as of October 7, 2001. Bakery franchise fee revenues decreased by $0.1 million, or 13.7%, to $1.0 million in the third quarter of 2002 from $1.1 million in the comparable period in 2001. The decrease was mainly due to a higher number of franchised bakery openings in the third quarter of 2001 compared to the third quarter of 2002. We opened nine domestic franchised bakeries in the third quarter of 2002, compared to 12 in the comparable period in 2001, and 15 international franchised bakeries in the third quarter of 2002, compared to 16 in the comparable period in 2001.

     Cafe. Cafe royalty revenues increased by $0.2 million, or 56.3%, to $0.5 million in the third quarter of 2002 from $0.3 million in the comparable period in 2001. The increase was primarily due to new unit growth, partially offset by a decrease in domestic and international franchise comparable sales. As of October 6, 2002, we had 141 franchised cafes open, compared to 90 as of October 7, 2001. Cafe franchise fee revenues increased by $0.2 million, or 105.1%, to $0.4 million in the third quarter of 2002 from $0.2 million in the comparable period in 2001. The increase was due primarily to the opening of 13 domestic and international franchised cafes in the third quarter of 2002 compared to seven openings in the comparable period in 2001.

   Other Revenues

     Other revenues increased by $1.3 million, or 35.2%, to $4.9 million in the third quarter of 2002 from $3.6 million in the comparable period in 2001. The increase in other revenues was primarily due to an increase in rental revenues from additional leased properties. Our conversion of company-operated units to franchised units from October 8, 2001 and October 6, 2002 resulted in additional properties that we leased to franchisees.

    Company-Operated Operating Profit

     Chicken. Company-operated chicken restaurant operating profit decreased by $3.4 million, or 17.6%, to $15.9 million in the third quarter of 2002 from $19.3 million in the comparable period in 2001. The decrease was due primarily to a company-operated net unit decrease of 108 units from the time period from October 8, 2001 to October 6, 2002. Company-operated chicken restaurant operating profit as a percentage of company-operated chicken restaurant sales was 21.2% in the third quarter of 2002, compared to 20.3% in the comparable period in 2001. The 0.9 percentage point increase in operating profit margin was due primarily to lower personnel expenses as a percentage of restaurant sales.

     Bakery. Company-operated bakery operating profit decreased by $1.7 million, or 72.4%, to $0.7 million in the third quarter of 2002 from $2.4 million in the comparable period in 2001. The decrease was due primarily to a company-operated net unit decrease of 70 units from the time period from October 8, 2001 to October 6, 2002. Company-operated bakery operating profit as a percentage of company-operated bakery sales was 7.9% in the third quarter of 2002, compared to 17.1% in the comparable period in 2001. The 9.2 percentage point decrease in the operating profit margin was mainly due to a decrease in comparable sales and higher rent, wages and marketing expenses as a percentage of bakery sales.

     Cafe. Company-operated cafe operating profit decreased by $0.4 million, or 54.4%, to $0.3 million in the third quarter of 2002 from $0.7 million in the comparable period in 2001. The decrease was primarily due to increased personnel costs and rent expense compared to the same period in the prior year and a decrease of 7.4% in comparable sales. Company-operated cafe operating profit as a percentage of company-operated cafe sales was 5.0% in the third quarter of 2002, compared to 11.1% in the comparable period in 2001. The 6.1 percentage point decrease in the operating profit margin was primarily due to higher personnel costs, rent expense and a decrease in comparable sales.

    Wholesale Operating Profit

     Coffee. Wholesale coffee operating profit decreased by $2.5 million, or 80.3%, to $0.7 million in the third quarter of 2002 from $3.2 million in the comparable period in 2001. The decrease was primarily due to a $2.0 million (pre-tax) write down of inventory to net realizable value. The write down was due to a correction of errors made in prior periods relating to inventory costing changes, inventory obsolescence issues, package design changes, and a non-integrated inventory accounting system. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 4.5% in the third quarter of 2002, compared to 22.3% in the comparable period in 2001. The 17.8 percentage point decrease in operating profit margin was primarily due to the inventory write down in the third quarter of 2002. Excluding the inventory write down, the coffee operating profit as a percentage of wholesale coffee sales was 19.5% in the third quarter of 2002, compared to 22.3% in the comparable period in 2001.

     Bakery. Wholesale bakery operating profit was $0.3 million in the third quarter of 2002. We began selling pre-packaged cinnamon rolls to a major retailer in fiscal year 2002.

     General and Administrative Expenses. General and administrative expenses decreased by $1.8 million, or 7.4%, to $22.9 million in the third quarter of 2002 from $24.7 million in the comparable period in 2001. The decrease was primarily due to a reduction in expense at our chicken segment due to conversions of company-operated chicken restaurants to franchised restaurants that have resulted in reduced overhead expenses associated with supporting company-operated units. General and administrative expenses as a percentage of total revenues were 16.8% in the third quarter of 2002, compared to 15.6% in the comparable period in 2001.

     Depreciation. Depreciation decreased by $0.3 million, or 3.6%, to $7.0 million in the third quarter of 2002 from $7.3 million in the comparable period in 2001. The decrease was mainly due to the conversion of company-operated units to franchised units in the fourth quarter of 2001 and the forty-week period ended October 6, 2002, partially offset by capital additions during the time period from October 8, 2001 to October 6, 2002. Depreciation as a percentage of total revenues was 5.1% in the third quarter of 2002, compared to 4.6% in the comparable period in 2001.

     Amortization. Amortization decreased by $2.1 million to $0.1 million in the third quarter of 2002. The decrease was due to our adoption of SFAS No. 142 in the first quarter of 2002, resulting in the discontinuance of amortization expense on goodwill and our other intangible assets having indefinite lives, which were primarily trademarks.

     Charges for Other Restaurant Closings, Excluding Pine Tree. In the third quarter of 2002, we wrote off $46,000 related to previous unit closings. The $0.1 million charge in the third quarter of 2001 related primarily to the closing of seven Cinnabon bakeries.

     Charges for Pine Tree Restaurant Closings. There were no Pine Tree closings in the third quarter of 2002. Charges for Pine Tree restaurant closings of $0.6 million in the third quarter of 2001 consisted of additional lease costs for previously closed Pine Tree locations.

     Charges for Asset Write-Offs from Re-imaging. The $0.5 million charge in the third quarter of 2002 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged, which were mainly Church’s and Popeyes units. The $1.8 million charge in the third quarter of 2001 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged. These re-images primarily involved Church’s and Cinnabon units.

     Charges for Other Asset Write-Offs. The charges for other asset write-offs of $0.3 million in the third quarter of 2002 resulted from the write-off of equipment at our Church’s company-operated units and the accrual of the estimated remaining lease obligation and impairment of certain leasehold improvements at Seattle Coffee’s former headquarters in Seattle. The charges for other asset write-offs of $0.4 million in the third quarter of 2001 resulted from the write-off of equipment at our company-operated chicken restaurants, as well as corporate asset write-offs.

     Net Gain on Sale of Fixed Assets. The net gain on sale of fixed assets of $0.7 million in the third quarter of 2002 was primarily due to the gains on the sale of nine Cinnabon company-operated bakeries to franchisees. The net gain on sale of fixed assets of $2.9 million in the third quarter of 2001 was primarily due to the sale of 13 Church’s company-operated restaurants to franchisees and ten Cinnabon company-operated bakeries to franchisees.

     Income from Continuing Operations. Excluding charges for restaurant closings, charges for asset write-offs from re-imaging, charges from other asset write-offs and the net gain on sale of fixed assets, income from continuing operations decreased by $0.7 million, or 3.7%, to $19.1 million in the third quarter of 2002 from $19.8 million in the comparable period in 2001. The decrease was mainly due to the inventory write down of $2.0 million (pre-tax) at Seattle Coffee, which was partially offset by the following: a decrease in amortization expense, franchise revenue growth, lower general and administrative expenses, higher rental income and lower depreciation expense.

     Interest Expense, Net. Interest expense decreased by $2.7 million, or 55.8%, to $2.2 million in the third quarter of 2002 from $4.9 million in the comparable period in 2001. The decrease was primarily due to lower debt balances and lower interest rates.

     Income Taxes. Our effective tax rate in the third quarter of 2002 was 35.8%, compared to an effective tax rate of 39.0% in the comparable period in 2001. Our effective tax rate decreased due to a decrease in our effective state tax rate and the discontinuance of amortization of goodwill, which is not deductible for tax purposes, upon our adoption of SFAS No. 142.

     Extraordinary Loss. The extraordinary loss of $0.7 million, net of income taxes, in the third quarter of 2001 represents the partial write-off of debt costs and the payment of a premium related to the repurchases of $16.1 million of our senior subordinated notes.

Comparisons of the Forty-Weeks Ended October 6, 2002 and October 7, 2001

   System-Wide Sales

     System-wide sales increased by $107.1 million, or 5.5%, to $2,061.2 million in the forty-week period ended October 6, 2002 from $1,954.1 million in the comparable period in 2001. Our system-wide sales increase was due primarily to new franchise unit growth and coffee wholesale revenue growth. The overall increase was partially offset by comparable sales decreases in most of our segments. In the forty-week period ended October 6, 2002, we opened 151 restaurants, bakeries and cafes domestically, and 150 restaurants, bakeries and cafes in international markets. As of October 6, 2002, there were 3,970 system-wide units open, compared to 3,750 as of October 7, 2001.

    Company-Operated Unit Sales

     Chicken. Company-operated chicken restaurant sales decreased by $55.1 million, or 17.0%, to $268.4 million in the forty-week period ended October 6, 2002 from $323.5 million in the comparable period in 2001. The decrease was primarily due to a net reduction of 108 company-operated restaurants during the time period from October 8, 2001 to October 6, 2002 and a 0.2% decrease in comparable sales. In the fourth quarter of 2001 and during the forty-week period ended October 6, 2002, we sold a total of 49 and 62 company-operated chicken restaurants to franchisees, respectively. As of October 6, 2002, we had 430 company-operated chicken restaurants open, compared to 538 as of October 7, 2001.

     Bakery. Company-operated bakery sales decreased by $13.0 million, or 26.0%, to $36.9 million in the forty-week period ended October 6, 2002 from $49.9 million in the comparable period in 2001. The decrease was due primarily to a net reduction of 70 company-operated bakeries during the time period from October 8, 2001 to October 6, 2002 and a 1.1% decrease in comparable sales. In the fourth quarter of 2001, we sold 14 company-operated bakeries to franchisees. We sold an additional 56 company-operated bakeries to franchisees in the forty-week period ended October 6, 2002. As of October 6, 2002, we had 93 company-operated bakeries open, compared to 163 as of October 7, 2001.

     Cafe. Company-operated cafe sales decreased by $0.5 million, or 2.2%, to $20.5 million in the forty-week period ended October 6, 2002 from $21.0 million in the comparable period in 2001. The decrease in sales was primarily due to a 7.4% decrease in comparable sales. As of October 6, 2002, we had 76 company-operated cafes open, compared to 71 as of October 7, 2001.

    Wholesale Sales

     Coffee. Wholesale coffee sales increased by $1.1 million, or 2.2%, to $48.4 million in the forty-week period ended October 6, 2002 from $47.3 million in the comparable period in 2001. The increase was due primarily to growth in the number of points of distribution from our wholesale accounts. As of October 6, 2002, we had 6,008 wholesale accounts with 12,041 points of distribution.

     Bakery. Wholesale bakery sales were $1.4 million in the forty-week period ended October 6, 2002. We began selling pre-packaged cinnamon rolls to a major retailer in fiscal year 2002.

    Franchise Royalties and Fees

     Chicken. Chicken franchise royalty revenues increased by $7.3 million, or 11.5%, to $70.2 million in the forty-week period ended October 6, 2002 from $62.9 million in the comparable period in 2001. The increase was due to new unit growth, partially offset by a decrease in international franchise comparable sales. As of October 6, 2002, we had 2,723 domestic and international franchised chicken restaurants open, compared to 2,546 as of October 7, 2001. Chicken franchise fee revenues increased by $0.6 million, or 10.5%, to $6.9 million in the forty-week period ended October 6, 2002 from $6.3 million in the comparable period in 2001. The increase was primarily due to franchise and conversion fees from the sale of 62 Church’s company-operated restaurants to new and existing franchisees during the forty-week period ended October 6, 2002. We opened 99 domestic franchised chicken restaurants in the forty-week period ended October 6, 2002, compared to 108 in the comparable period in 2001, and 86 international franchised chicken restaurants in the forty-week period ended October 6, 2002, compared to 66 in the comparable period in 2001.

     Bakery. Bakery franchise royalty revenues increased by $0.9 million, or 18.6%, to $5.9 million in the forty-week period ended October 6, 2002 from $5.0 million in the comparable period in 2001. The increase was due primarily to new unit growth, offset by a decrease in domestic and international franchise comparable sales. As of October 6, 2002, we had 507 domestic and international franchised bakeries open, compared to 342 as of October 7, 2001. Bakery franchise fee revenues increased by $1.8 million, or 72.7%, to $4.2 million in the forty-week period ended October 6, 2002 from $2.4 million in the comparable period in 2001. The increase was primarily due to franchise and conversion fees from the sale of 56 company-operated bakeries to franchisees during the forty-week period ended October 6, 2002. We opened 27 domestic franchised bakeries in the forty-week period ended October 6, 2002, compared to 34 in the comparable period in 2001, and 35 international franchised bakeries in the forty-week period ended October 6, 2002, compared to 37 in the comparable period in 2001.

     Cafe. Cafe royalty revenues increased by $0.7 million, or 76.2%, to $1.6 million in the forty-week period ended October 6, 2002 from $0.9 million in the comparable period in 2001. The increase was primarily due to new unit growth partially offset by a decrease in domestic and international franchise comparable sales. As of October 6, 2002, we had 141 franchised cafes open, compared to 90 as of October 7, 2001. Cafe franchise fee revenues increased by $0.3 million, or 36.9%, to $0.9 million in the forty-week period ended October 6, 2002 from $0.6 million in the comparable period in 2001. The increase resulted from the opening of 47 domestic and international franchised cafes in the forty-week period ended October 6, 2002 compared to 29 openings in the comparable period in 2001.

    Other Revenues

     Other revenues increased by $3.8 million, or 34.7%, to $14.6 million in the forty-week period ended October 6, 2002 from $11.1 million in the comparable period in 2001. The increase in other revenues was primarily due to an increase in rental revenues from additional leased properties. Our conversion of company-operated units to franchised units from October 8, 2001 to October 6, 2002 resulted in additional properties that we leased to franchisees.

   Company-Operated Operating Profit

     Chicken. Company-operated chicken restaurant operating profit decreased by $9.2 million, or 13.7%, to $57.9 million in the forty-week period ended October 6, 2002 from $67.1 million in the comparable period in 2001. The decrease was due primarily to a company-operated net unit decrease of 108 units during the time period from October 8, 2001 to October 6, 2002. Company-operated chicken restaurant operating profit as a percentage of company-operated chicken restaurant sales was 21.6% in the forty-week period ended October 6, 2002, compared to 20.7% in the comparable period in 2001. The 0.9 percentage point increase in operating profit margin was due to lower personnel expenses, as a percentage of restaurant sales.

     Bakery. Company-operated bakery operating profit decreased by $3.8 million, or 49.8%, to $3.9 million in the forty-week period ended October 6, 2002 from $7.7 million in the comparable period in 2001. The decrease was due primarily to a company-operated net unit decrease of 70 units during the time period from October 8, 2001 to October 6, 2002. Company-operated bakery operating profit as a percentage of company-operated bakery sales was 10.6% in the forty-week period ended October 6, 2002, compared to 15.6% in the comparable period in 2001. The 5.0 percentage point decrease in the operating profit margin was due to a decrease in comparable sales and higher rent, wages and marketing expenses as a percentage of bakery sales.

     Cafe. Company-operated cafe operating profit decreased by $0.9 million, or 47.4%, to $1.0 million in the forty-week period ended October 6, 2002 from $1.9 million in the comparable period in 2001. The decrease was primarily due to increased personnel costs and rent expense compared to the comparable period in the prior year and lower comparable sales. Company-operated cafe operating profit as a percentage of company-operated cafe sales was 5.0% in the forty-week period ended October 6, 2002, compared to 9.4% in the comparable period in 2001. The 4.4 percentage point decrease in the operating profit margin was due to higher personnel costs and rent expense and lower comparable sales.

    Wholesale Operating Profit

     Coffee. Wholesale coffee operating profit decreased by $2.0 million, or 18.6%, to $8.9 million in the forty-week period ended October 6, 2002 from $10.9 million in the comparable period in 2001. The decrease was primarily due to a $2.0 million (pre-tax) write down of inventory to net realizable value. The write down was due to a correction of errors made in prior periods relating to inventory costing changes, inventory obsolescence issues, package design changes, and a non-integrated inventory accounting system. Wholesale coffee operating profit as a percentage of wholesale coffee sales was 18.4% in the forty-week period ended October 6, 2002, compared to 23.1% in the comparable period in 2001. The 4.7 percentage point decrease in operating profit margin was due to the inventory write down in the third quarter of 2002. Excluding the inventory write down, the coffee operating profit as a percentage of wholesale coffee sales was 22.7% in the third quarter of 2002, compared to 23.1% in the comparable period in 2001.

     Bakery. Wholesale bakery operating profit was $0.6 million in the forty-week period ended October 6, 2002. We began selling pre-packaged cinnamon rolls to a major retailer in fiscal year 2002.

     General and Administrative Expenses. General and administrative expenses decreased by $1.5 million, or 1.7%, to $81.2 million in the forty-week period ended October 6, 2002 from $82.7 million in the comparable period in 2001. The decrease was primarily due to a reduction in expense at our chicken segment due to conversions of company-operated chicken restaurants to franchised restaurants that have resulted in reduced overhead expenses associated with supporting company-operated units. In addition, our coffee segment’s expenses were lower in the forty-week period ended October 6, 2002 compared to the comparable period in 2001 due to personnel restructuring that occurred in the fourth quarter of 2001. The overall decrease in expense was partially offset by legal and severance costs incurred by our bakery segment. General and administrative expenses as a percentage of total revenues were 16.9% in the forty-week period ended October 6, 2002, compared to 15.6% in the comparable period in 2001.

     Depreciation. Depreciation decreased by $0.7 million, or 3.1%, to $24.0 million in the forty-week period ended October 6, 2002 from $24.7 million in the comparable period in 2001. The decrease was mainly due to the conversion of company-operated units to franchised units in the fourth quarter of 2001 and the forty-week period ended October 6, 2002, partially offset by capital additions during the time period from October 8, 2001 to October 6, 2002. Depreciation as a percentage of total revenues was 4.9% in the forty-week period ended October 6, 2002, compared to 4.7% in the comparable period in 2001.

     Amortization. Amortization decreased by $7.0 million to $0.2 million in the forty-week period ended October 6, 2002 from $7.2 million in the comparable period in 2001. The decrease was due to our adoption of SFAS No. 142 in the first quarter of 2002, resulting in the discontinuance of amortization expense on goodwill and our other intangible assets having indefinite lives, which were primarily trademarks.

     Charges for Other Restaurant Closings, Excluding Pine Tree. The $0.5 million charge in the forty-week period ended October 6, 2002 primarily related to the closing of one Church’s restaurant. The $0.5 million charge in the forty-week period ended October 7, 2001 related primarily to the closing of two Seattle Coffee cafes.

     Charges for Pine Tree Restaurant Closings. There were no Pine Tree closings in the forty-week period ended October 6, 2002. Charges for Pine Tree restaurant closings of $1.3 million in the forty-week period ended October 7, 2001 represents the closing of one Pine Tree restaurant upon expiration of its lease and additional lease costs related to previously closed Pine Tree units.

     Charges for Asset Write-Offs from Re-imaging. The $1.0 million charge in the forty-week period ended October 6, 2002 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged, which were mainly Church’s and Popeyes units. The $3.2 million charge in the forty-week period ended October 7, 2001 resulted from the replacement of fixed assets at restaurants, bakeries and cafes that were re-imaged. The re-images primarily involved Church’s, Popeyes and Cinnabon units.

     Charges for Other Asset Write-Offs. The charges for other asset write-offs of $0.5 million in the forty-week period ended October 6, 2002 resulted primarily from the write-off of equipment at our Church’s and Cinnabon company-operated units as well as corporate asset write-offs and the accrual of the estimated remaining lease obligation and an impairment of certain leasehold improvements at Seattle Coffee’s former headquarters in Seattle. The charges for other asset write-offs of $1.2 million in the forty-week period ended October 7, 2001 resulted from the write-off of equipment at our company-operated chicken restaurants, as well as corporate asset write-offs.

     Net Gain on Sale of Fixed Assets. The net gain on sale of fixed assets of $0.9 million in the forty-week period ended October 6, 2002 was primarily due to the gains on the sales of 56 Cinnabon company-operated bakeries and two Church’s company-operated units to franchisees. The overall gain was partially offset by the loss on the sale of 57 company-operated Church’s restaurants to an existing franchisee. The net gain on sale of fixed assets of $6.1 million in the forty-week period ended October 7, 2001 was primarily due to the sale of 49 Church’s company-operated restaurants and 22 Cinnabon company-operated bakeries to franchisees.

     Income from Continuing Operations. Excluding charges for restaurant closings, charges for asset write-offs from re-imaging, charges for other asset write-offs and the net gain on sale of fixed assets, income from continuing operations increased by $9.1 million, or 14.5%, to $71.7 million in the forty-week period ended October 6, 2002 from $62.6 million in the comparable period in 2001. The increase was due to a decrease in amortization expense, franchise and wholesale revenue increases, higher rental income, lower general and administrative expense and lower depreciation expense. The increase was partially offset by the $2.0 million (pre-tax) inventory write down at Seattle Coffee.

     Interest Expense, Net. Interest expense decreased by $7.4 million, or 38.6%, to $11.8 million in the forty-week period ended October 6, 2002 from $19.2 million in the comparable period in 2001. The decrease was primarily due to lower debt balances and lower interest rates.

     Income Taxes. Excluding the SFAS No. 142 impairment write-down of Seattle Coffee’s goodwill, our effective tax rate in the forty-week period ended October 6, 2002 was 37.8%, compared to an effective tax rate of 39.6% in the comparable period in 2001. Our effective tax rate decreased due to a decrease in our effective state tax rate and the discontinuance of amortization of goodwill, which is not deductible for tax purposes, upon our adoption of SFAS No. 142.

     Extraordinary Loss. The extraordinary loss of $5.9 million, net of income taxes, in the forty-week period ended October 6, 2002 represents the premium paid to repurchase all our remaining senior subordinated notes ($126.9 million) and the related write-off of unamortized debt issuance costs at the time of the repurchase. The loss also consists of the write-off of unamortized debt issuance costs related to the old bank credit facility we refinanced in May 2002. The extraordinary loss of $1.0 million, net of income taxes, in the forty-week period ended October 7, 2001 represents the partial write-off of debt issuance costs and the payment of a premium related to the repurchase of $23.1 million of our senior subordinated notes.

     Loss from the Cumulative Effect of a Change in Accounting Principle. In the forty-week period ended October 6, 2002, we recorded a $17.4 million impairment write-down of our Seattle Coffee goodwill in connection with our adoption of SFAS No. 142 and related impairment testing under this accounting standard.

Liquidity and Capital Resources

     We have financed our business activities primarily with funds generated from operating activities, proceeds from the issuance of our senior subordinated notes, proceeds from the issuance of common stock, and borrowings under our bank credit facility and proceeds from the sale of company-operated units to franchises.

     Net cash provided by operating activities for the forty-week periods ended October 7, 2001 and October 6, 2002 was $39.9 million and $62.7 million, respectively. Available cash and cash equivalents, net of bank overdrafts, as of October 7, 2001 and October 6, 2002 was $0.4 million and $0.8 million, respectively.

     Net cash used in investing activities for the forty-week periods ended October 7, 2001 and October 6, 2002 was $24.8 million and $14.3 million, respectively. In the forty-week period ended October 7, 2001, we invested $43.3 million in property and equipment and $3.1 million in connection with our turnkey development program, which was offset by the receipt of $21.2 million in proceeds from the sale of company-operated and turnkey units. In the forty-week period ended October 6, 2002, we invested $33.2 million in property and equipment and $2.8 million in connection with our turnkey development program, which was offset by the receipt of $21.0 million in proceeds from the sale of company-operated and turnkey units.

     Net cash used in financing activities for the forty-week periods ended October 7, 2001 and October 6, 2002 was $25.6 million and $50.5 million, respectively. In the forty-week period ended October 7, 2001, we made principal payments of approximately $68.5 million under our bank credit facility and senior subordinated notes, primarily from the receipt of $46.2 million in net proceeds from our initial public offering, $5.8 million from the exercise of stock options to purchase our common stock and internal funds. In the forty-week period ended October 6, 2002, we made principal payments of approximately $207.7 million under our bank credit facility and senior subordinated notes, paid $4.4 million in debt issuance costs and made $41.4 million in stock repurchases under our share repurchase program. We used proceeds of $231.5 million from the refinancing of our bank credit facility in May 2002, $4.3 million from the exercise of stock options to purchase our common stock and internal cash to fund these financing transactions.

Share Repurchase Program

     On July 22, 2002, our board of directors approved a share repurchase program of up to $50 million effective as of such date. The program, which is open-ended, allows us to repurchase our shares on the open market from time to time in accordance with the requirements of the Securities and Exchange Commission. On October 7, 2002, our board of directors approved an increase to this program from $50 million to $100 million. As of November 8, 2002, we have repurchased 2,720,410 shares of our stock for $56.8 million under this program. We have funded these purchases using proceeds from our bank credit facility and internal funds.

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

     During the forty weeks ended October 7, 2001, we invested $43.3 million in various capital projects, including $6.9 million in new restaurant, bakery and cafe locations; $18.0 million in our re-imaging program; $3.5 million in our Seattle Coffee wholesale, production and distribution operations; $8.9 million in other capital assets to replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $6.0 million to complete other projects.

     During the forty-weeks ended October 6, 2002, we invested $33.2 million in various capital projects, including $8.0 million in new, relocated and/or rebuilt restaurant, bakery and cafe locations; $7.6 million in our re-imaging program; $2.3 million in our Seattle Coffee wholesale operations; $10.5 million in other capital assets to replace and extend the lives of restaurant, bakery and cafe equipment and facilities; and $4.8 million to complete other corporate projects.

     Substantially all of our capital expenditures have been financed using cash provided from normal operating activities, proceeds from the sale of our company-operated units and borrowings under our bank credit facility.

     For the twelve-weeks remaining in our fiscal year ending December 29, 2002, we plan to spend approximately $17.8 million of capital expenditures using cash from operations and our bank credit facility. We estimate $9.7 million will be used for new, relocated and/or rebuilt restaurant, bakery and café locations; $3.1 million will be used for our re-imaging program; $1.1 million will be used in our Seattle Coffee wholesale, production and distribution operations; $1.2 million will be used for replacing and extending the lives of restaurant, bakery and cafe equipment and facilities; and the remaining $2.7 million will be used to complete other projects

     Over the next several years, we plan to sell a significant number of our company-operated units to new and existing franchisees who commit to develop additional units in order to fully penetrate a particular market or markets. We will use the proceeds from the sale of these units to accelerate our planned re-imaging activities, fund the construction and development of additional restaurant, bakery and cafe units within our model markets, reduce our outstanding indebtedness and repurchase our common stock.

     Based upon our current level of operations and anticipated growth, we believe that available cash provided from operating activities, together with available borrowings under our new bank credit facility, proceeds obtained from the sale of company-operated restaurants, bakeries and cafes to franchisees and proceeds from the exercise of stock options will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments under our bank credit facility for the next 12 months.

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

     The revolving credit facility is due in full without installments on May 23, 2007. The outstanding balances of the Tranche A term loan and the Tranche B term loan are due in installments through May 23, 2007 and May 23, 2009, respectively. The Tranche A term loan, the Tranche B term loan and the revolving credit facility bear interest at LIBOR plus an applicable margin based on certain financial leverage ratios, which may fluctuate because of changes in these ratios. The margins are currently 2.00% for the revolving credit facility and the Tranche A term loan and 2.25% for the Tranche B term loan. We will pay each quarter a facility commitment fee on the undrawn amounts of the Tranche A term loan and the revolving credit facility of 0.5% annually.

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

     As of October 6, 2002, we had $33.3 million outstanding under our revolving credit facility.

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

     In connection with the refinancing, we incurred approximately $4.4 million in debt issuance costs, which we capitalized. We are amortizing these costs over the term of the new bank credit facility.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that can have a material impact on our results of operations. Sales recognition at company-operated restaurants, bakeries and cafes is straightforward, as customers pay for products at the time of sale, and inventory turns over very quickly, with a complete food inventory taken weekly. Payments to vendors for products sold in the restaurants, bakeries and cafes are generally settled within 21 days. Wholesale coffee products sold by our Seattle Coffee segment are recorded as revenue when shipped to the customer. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments are inherent in the calculations of franchise royalties and other franchise related revenue collections, legal matters, medical, pension and other post-retirement benefits, income taxes, insurance liabilities, various other commitments and contingencies and the estimation of the useful lives of fixed assets and other long-lived assets. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

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

     We record income tax liabilities utilizing known obligations and estimates of probable obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. Management must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance.

     Depreciation is recognized using the straight-line method in amounts adequate to depreciate costs over the following estimated useful lives: buildings, up to 35 years; leasehold improvements, up to 15 years; equipment, up to 15 years; and property under capital leases, up to the life of the related lease. We estimate useful lives on buildings and equipment based on historical data and industry trends. Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates that an impairment may exist. We test for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing. We monitor our capitalization and depreciation policies to ensure they remain appropriate.

     With our adoption of SFAS No. 142 at the beginning of our fiscal year 2002, we ceased amortizing goodwill and other intangible assets with indefinite lives, which were primarily trademarks. We tested for impairment under SFAS No. 142 in the first quarter of 2002 in connection with our adoption of SFAS No. 142. We will continue to test for impairment of our goodwill and other intangible assets at least on an annual basis in accordance with SFAS No. 142.

Outsourcing Arrangement

     Effective September 3, 2002, we entered into an agreement with Deloitte & Touche, LLP (“D&T”) under which D&T will provide certain of our accounting and tax functions. The primary functions to be performed by D&T include transaction processing in the following areas: sales, payroll, accounts receivable, accounts payable, fixed assets, sales and property taxes and internal financial reporting. The services performed by D&T are essentially those services formerly performed by our San Antonio Management Services Center. Virtually all of our former employees in the San Antonio Management Services Center transitioned to employment positions with D&T. In addition, D&T leases our former services center site in San Antonio.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Exchange Risk. A portion of our receivables are denominated in foreign currency, which exposes us to foreign exchange rate movements. We enter into hedging contracts with respect to the Korean Won to reduce our exposure to future foreign currency exchange rate fluctuations.

     Interest Rate Risk. Our exposure to interest rate risk relates to our borrowings under our bank credit facility. Our bank credit facility borrowings bear interest at rates that are benchmarked to U.S. and European short-term floating-rate interest rates. The balances outstanding under our bank credit facility as of October 6, 2002 totaled $206.1 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our bank credit facility would be approximately $2.0 million. This assumes no change in the amount or composition of the debt at October 6, 2002.

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

Item 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

     As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls

     The company’s independent auditors assessed the company’s internal controls of its Seattle Coffee Company subsidiary as part of the interim review for the third quarter and have advised the company that there are significant deficiencies in internal controls at the Seattle Coffee Company subsidiary. From that assessment, the company and its audit committee received process improvement recommendations related to the Seattle Coffee Company subsidiary’s systems and processes. The company has plans to address and implement corrective actions as a result of these recommendations.

PART 2. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002)

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002)

Exhibit 4.1	Form of Registrant’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-52608) on December 20, 2000)

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 3 to the condensed consolidated financial statements in this report.

(b)	Current Reports on Form 8-K.

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: November 19, 2002	By: /s/ Gerald J. Wilkins

Gerald J. Wilkins Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Frank J. Belatti, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AFC Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
/s/ Frank J. Belatti
Frank J. Belatti Chairman of the Board and Chief Executive Officer

I, Gerald J. Wilkins, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AFC Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
/s/ Gerald J. Wilkins
Gerald J. Wilkins Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002)

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002)

Exhibit 4.1	Form of Registrant’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-52608) on December 20, 2000)

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.