Form 10-K
period 2002-12-29
AFC ENTERPRISES INC
filed 2003-12-15
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32369

(Exact name of registrant as specified in its charter)

Minnesota	58-2016606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Six Concourse Parkway, Suite 1700 Atlanta, Georgia (Address of principal executive offices)	30328-5352 (Zip Code)

(770) 391-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Title of each class

Common stock, $0.01 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 13, 2003 (the last day of the registrant’s second quarter for 2003), as quoted by the National Quotation Service, was approximately $327,106,000. As of November 30, 2003, there were 27,954,510 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

AFC ENTERPRISES, INC.

PART I.

Item 1.	BUSINESS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Statements regarding future events, future developments and future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties.

      Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: adverse effects of litigation or regulatory actions arising in connection with the restatement of our previously issued financial statements, the loss of franchisees and other business partners, failure of our franchisees, the loss of senior management and the inability to attract and retain additional qualified management personnel, a decline in the number of new units to be opened by franchisees, the inability to relist our securities with the Nasdaq National Market or another major securities market or exchange, our inability to address deficiencies and weaknesses in our internal controls, limitations on our business under our credit facility, our inability to enter into new franchise relationships and a decline in our ability to franchise new units, increased costs of our principal food products, labor shortages or increased labor costs, slowed expansion into new markets, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, the ability of our competitors to successfully manage their respective operations in the foodservice industry, unexpected and adverse fluctuations in quarterly results, increased government regulation, growth in our franchise system that exceeds our resources to serve that growth, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors that May Affect Financial Condition and Results of Operations” for a discussion of these factors.

      The financial data in this Annual Report on Form 10-K for the first three quarters of 2002 and for fiscal years 2001, 2000, 1999 and 1998 has been restated from amounts previously reported. A discussion of the restatement in relation to fiscal years 2001 and 2000 and to the affected quarters of 2002, 2001 and 2000 is provided in Notes 23 and 25 to the Consolidated Financial Statements. A discussion of the restatement in relation to 1999 and 1998 is provided in Note 1 to the Selected Financial Data. An overview of the restatement is provided in the introduction to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

      AFC Enterprises, Inc. (“AFC”) develops, operates and franchises quick service restaurants, bakeries and cafes (generally referred to as “QSRs,” “units” or “stores” throughout this filing) in three distinct business segments: chicken, bakery and coffee. Our chicken segment operates under the trade names Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s Chicken™ (“Church’s”); our bakery segment operates under the trade name Cinnabon® (“Cinnabon”); and our coffee segment currently franchises cafes under the trade name Seattle’s Best Coffee®. Prior to July 14, 2003, our coffee segment also operated under the trade name Torrefazione Italia® Coffee. Financial information for these segments can be found in Note 22 to the Consolidated Financial Statements.

      As of December 29, 2002, we operated or franchised 4,071 QSRs that did business in the United States, Puerto Rico (which we include in our international operations), and 33 foreign countries. That total, by brand, was as follows:

	Domestic		International

	Company-		Company-
	Operated	Franchised	Operated	Franchised	Total

Popeyes	96	1,298	—	318	1,712
Church’s	284	963	—	262	1,509
Cinnabon	84	369	—	159	612
Seattle’s Best Coffee	54	79	—	84	217
Torrefazione Italia Coffee	18	—	3	—	21

Total	536	2,709	3	823	4,071

Brand Profiles

      Popeyes® Chicken & Biscuits. Founded in New Orleans, Louisiana in 1972, our Popeyes brand is renowned for its signature spicy and mild fried chicken and its Louisiana inspired side items. As of December 29, 2002, there were 1,712 Popeyes restaurants worldwide. Whether measured by number of QSRs or system-wide sales, Popeyes is currently the second largest chicken QSR concept in the world.

      As of December 29, 2002, Popeyes restaurants were located in 42 states, the District of Columbia, Puerto Rico and 19 foreign countries. Our 96 company-operated Popeyes restaurants were concentrated in Georgia, Louisiana, North Carolina, South Carolina and Tennessee. Over 70% of our 1,298 domestic franchised Popeyes restaurants were located in California, Florida, Illinois, Louisiana, Maryland, Mississippi, New York, Texas and Virginia. Over 60% of Popeyes’ 318 international franchised restaurants were located in Korea.

      Church’s Chicken™. Founded in San Antonio, Texas in 1952, our Church’s brand is one of the oldest QSR systems in the United States. Church’s restaurants focus on serving traditional Southern fried chicken and other Southern specialties. As of December 29, 2002, there were 1,509 Church’s restaurants worldwide. Measured by number of QSRs, Church’s is currently the third largest chicken QSR concept in the world (measured by sales it is the fourth largest chicken QSR concept).

      As of December 29, 2002, Church’s restaurants were located in 28 states, Puerto Rico and 11 foreign countries. Our 284 company-operated Church’s restaurants were concentrated in Alabama, Arizona, Georgia, Mississippi, Tennessee and Texas. Over 70% of our 963 domestic franchised Church’s restaurants were located in Alabama, California, Florida, Georgia, Illinois, Louisiana, Michigan, Mississippi, New York, Ohio and Texas. Over 90% of Church’s 262 international franchised restaurants were located in Canada, Honduras, Indonesia, Mexico and Puerto Rico.

      Cinnabon®. Founded in Seattle, Washington in 1985, our Cinnabon brand is the market leader among cinnamon roll bakeries. Cinnabon serves fresh, aromatic, oven-hot cinnamon rolls as well as a variety of other baked goods and specialty beverages. As of December 29, 2002, Cinnabon had 612 bakeries worldwide.

      As of December 29, 2002, Cinnabon bakeries were located in 38 states, the District of Columbia, Puerto Rico and 20 foreign countries, primarily in high traffic venues such as shopping malls, airports, train stations and travel plazas. Our 84 company-operated Cinnabon bakeries were concentrated in California, Colorado, Georgia, Massachusetts and Pennsylvania. Over 60% of our 369 domestic franchised Cinnabon bakeries were located in California, Florida, Illinois, Maryland, Nevada, New York, North Carolina, Ohio, Pennsylvania, Texas and Washington. Over 60% of our 159 international franchised Cinnabon bakeries were located in Canada, Japan, Korea, the Philippines, Saudi Arabia and Venezuela.

      Seattle’s Best Coffee® and Torrefazione Italia® Coffee. In 1994, Seattle Coffee Company (“Seattle Coffee”) was created from the combination of Seattle’s Best Coffee, Inc. and Torrefazione Italia, Inc. As of December 29, 2002, we had 217 Seattle’s Best Coffee cafes and 21 Torrefazione Italia Coffee cafes. Of these, 75 were company-operated and 163 were franchised. These cafes were located in 16 states and eight foreign countries. As of December 29, 2002, Seattle’s Best Coffee and Torrefazione Italia Coffee had 3,775 wholesale accounts with approximately 11,000 points of distribution.

      On July 14, 2003, we sold our Seattle Coffee subsidiary to Starbucks Corporation (“Starbucks”) for $72.0 million. Net proceeds of the sale, after transaction costs and other adjustments, are expected to be approximately $63.0 million, which is subject to adjustment based upon the determination of certain financial results of Seattle Coffee for pre-closing periods of operations. In this transaction, we sold substantially all of the continental U.S. and Canadian operations of Seattle Coffee, which included 52 company-operated Seattle’s Best Coffee cafes, 21 company-operated Torrefazione Italia cafes, Seattle Coffee’s existing franchise business in North America (which consisted of 76 Seattle’s Best Coffee cafes) and its wholesale coffee business. Following the transaction, we continue to franchise the Seattle’s Best Coffee brand in retail locations in Hawaii, in certain international markets outside North America and on certain U.S. military bases.

Overall Business Strategy

      AFC’s business strategy incorporates the following seven elements:

1.	Building and managing a portfolio of recognizable QSR brands. We will continue to focus on enhancing the value of our portfolio of recognizable QSR brands. Toward this end, we see our success and that of our shareholders and our franchisees as integrally linked.

We will continue our ongoing efforts to improve our brands and our brand portfolio in ways that offer promising opportunities to increase shareholder value. These efforts include both strategic acquisitions and strategic divestitures where appropriate. The sale of our Seattle Coffee subsidiary in the third quarter of 2003 constitutes a strategic divestiture designed to improve our brand portfolio. To our franchisees, we will provide exceptional support, systems and services. We are committed to being the Franchisor of Choice®.

2.	Growing Through Our Franchise Network. We will fuel our business growth principally through franchising activities. From time-to-time, we will also sell company-operated units to franchisees, when strategically desirable. We believe that our focus on franchising provides us with higher profit margins and enhanced investment returns. In addition, a franchising-based growth strategy requires significantly less operating capital. As of December 29, 2002, over 85% of our brands’ 4,071 system-wide units were franchised, and we had development commitments from existing and new franchisees to open 2,622 additional units. As of November 30, 2003, we had commitments to open 2,351 additional units. However, we have been required to temporarily suspend certain domestic franchising activities due to the delay in releasing our financial statements for 2002 and our quarterly financial information for 2003.

3.	Building Our Model Markets Program. Each of our brands will continue to own and operate units in one or more markets. The objective is to have a limited number of company-operated units that are concentrated in only a few geographic markets. This will allow us to focus on establishing best practices and developing new menu items for each of our brands, thereby creating model markets. Innovations and best practices established in each of these model markets will be shared with our franchisees. We believe these best practices, combined with our marketing initiatives, will aid our efforts to improve same-store sales and operating margins throughout our systems.

4.	Promoting Uniquely Positioned Brands. We continually promote and refresh the image of our brands in order to increase consumer interest and sales. In the fourth quarter of 2000, we implemented a new re-imaging program that is designed to update the general public’s perception of our brands. We plan to have substantially all of the QSRs in our systems re-imaged by the end of 2007. Most of our Popeyes and Church’s franchisees are contractually required to re-image their restaurants every six to seven years. Most of our Cinnabon franchisees are contractually required to re-image their bakeries within a time frame specified by us. The re-imaging program typically involves an interior and exterior makeover of the QSR along with new logos, dining room upgrades, uniforms, menu boards and menu items.

5.	Increasing Domestic Market Penetration. Currently, most of our brands’ domestic markets are under-penetrated. We are increasing the number of our QSRs in new and existing markets. In addition, we are expanding the number and type of non-traditional formats in which our Popeyes and Church’s chicken restaurants are located, including convenience stores, mall food courts and airports.

6.	Expanding Our Franchise Networks Internationally. We believe that we have the opportunity to establish or expand a leading market position in a number of countries, due to the appeal of our highly recognizable American brands. Our international operations have increased from 346 franchised units in Puerto Rico and 17 foreign countries at the end of 1995, to 823 franchised units in Puerto Rico and 33 foreign countries at the end of 2002. Additionally, commitments to develop international franchised units have increased from 502 at the end of 1995 to 1,261 at the end of 2002.

7.	Improving Operational Efficiencies. Through our purchasing cooperative and various training initiatives, we seek to improve operational efficiencies for company-operated and franchised restaurants. We are also working to strengthen our brands’ franchise systems by inspecting operations and taking curative actions against chronically weak performers.

Site Selection

      We employ a site identification and new unit development process that assists our franchisees and us in identifying and obtaining favorable sites for new domestic QSRs. This process begins with an overall market plan for each targeted market, which we develop together with our franchisees. For our Popeyes and Church’s brands, we emphasize free-standing sites with ample parking and easy dinnertime access from high traffic roads. For our Cinnabon brand and our Seattle Coffee brands, we emphasize high traffic venues such as malls, in-line shopping centers, transportation facilities, central business districts, airports and office buildings. International sites are often located in densely populated urban areas, and are generally built with a multi-floor layout because of the scarcity and high cost of real estate and the higher percentage of dine-in customers.

Franchise Development

      Our strategy places a heavy emphasis on growth through franchising activities. The following discussion describes the standard arrangements we enter into with our franchisees.

      Domestic Development Agreements. Our domestic franchise development agreements provide for the development of a specified number of QSRs within a defined geographic territory. Generally, these agreements call for the development of the specified number of sites over a three to five year period with target opening dates for each unit. Our Popeyes franchisees currently pay a development fee of $7,500 per unit. Our Church’s franchisees currently pay a development fee of $10,000 for the first unit to be developed ($5,000 in the case of a convenience store unit) and then a reduced fee of $7,500 for each additional unit to be developed under the same agreement ($3,750 in the case of convenience store units). Our Cinnabon franchisees currently pay a development fee of $5,000 per unit. Our Seattle’s Best Coffee franchisees currently pay a development fee of $5,000 per unit. These development fees typically are paid when the agreement is executed and they are non-refundable.

      International Development Agreements. Our international franchise development agreements are similar to our domestic franchise development agreements, though the fee can be as much as $45,000 for each unit developed, depending upon the brand. Our international franchisees are also required to prepay as much as $15,000 per unit in franchise fees at the time their franchise development agreement is signed.

      Franchise Agreements. Once we execute a development agreement, approve a site to be developed under that agreement, and our franchisee secures the property, we enter into a franchise agreement with our franchisee that conveys the right to operate the specific unit to be developed at the site. Our current franchise agreements provide for payment of the following franchise fees. Popeyes franchisees pay $30,000 per location. Church’s franchisees pay $15,000 per location for free-standing units and $10,000 per location for units opened in convenience stores or travel plazas. Cinnabon franchisees pay $30,000 for the first unit, $20,000 per location for any second or third unit and $15,000 per unit for any additional units developed under a single development agreement. Our Seattle’s Best Coffee franchisees pay $20,000 per location for traditional cafes.

      Our Popeyes, Church’s and Cinnabon franchise agreements generally require franchisees to pay a 5% royalty on net QSR sales. Our Seattle’s Best Coffee franchise agreements generally require franchisees to pay a 4% royalty on net QSR sales. In addition, our franchise agreements require franchisees to participate in certain advertising funds. Payments to the advertising funds are 3% of net QSR sales for Popeyes franchisees; 4% of net QSR sales for Church’s franchisees (reduced to a maximum of 1% if a local advertising co-operative is formed); up to 3% of net QSR sales for Cinnabon franchisees; and 3% of net QSR sales for our Seattle’s Best Coffee franchisees. Some of our older franchise agreements provide for lower royalties and advertising fund contributions. These older agreements constitute a decreasing percentage of our total outstanding franchise agreements.

      All of our franchise agreements require that each franchisee operate its QSRs in accordance with our defined operating procedures, adhere to the menu established by us and meet applicable quality, service, health and cleanliness standards. We may terminate the franchise rights of any franchisee who does not comply with these standards and requirements.

      AFC Loan Guarantee Programs. In March 1999, we implemented a program to assist qualified current and prospective franchisees in obtaining competitive financing needed to purchase or develop franchised units. Under the program, we guarantee up to 20% of the loan amount and we have a maximum aggregate liability for the entire pool of $1.0 million. As of December 29, 2002, approximately $8.8 million was borrowed by some of our franchisees under this program, of which we were contingently liable for $1.0 million.

      In November 2002, we implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. The duration of the loans made under this program is five to seven years. Under its terms, we provide a first loss guarantee to the lending institution in an aggregate amount not to exceed 10% of the sum of the original funded principal balances of all program loans. As of December 29, 2002, there were no outstanding borrowings under this program.

Suppliers and Purchasing Cooperative

      Suppliers. Our franchisees are generally required to purchase all ingredients, products, materials, supplies and other items necessary in the operation of their businesses solely from suppliers who have been approved by us. These suppliers must demonstrate the ability to meet our standards and specifications and possess adequate quality controls and capacity to supply our franchisees’ reliably.

      Purchasing Cooperative. Supplies are generally provided to our franchised and company-operated QSRs, pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We and our Popeyes, Church’s and Cinnabon franchisees hold ownership interests in SMS in proportion to the number of QSRs we each own. As of December 29, 2002, AFC owned approximately 16% of SMS and held three of its eleven board seats. For its part, AFC does not guarantee the operations, indebtedness, or the contracts entered into by SMS.

      Our Popeyes and Church’s franchise agreements require that each franchisee join SMS.

      Generally, SMS does not commit itself, us, or our franchisees to any purchase volumes for on-going menu items. Occasionally though, for limited time offer programs, volume commitments are obtained for each operator, including AFC.

      Supply Agreements. The principal raw material for our Popeyes and Church’s systems is fresh chicken, representing approximately half of their “restaurant food, beverages and packaging” costs. Our company-operated and franchised restaurants purchase fresh chicken from approximately 13 suppliers who service us from 37 plant locations. These costs are significantly affected by increases in the cost of fresh chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability.

      In order to ensure favorable pricing for chicken purchases and to maintain an adequate supply of fresh chicken for AFC and its franchisees, SMS has entered into four types of chicken purchasing contracts with chicken suppliers. The first is a grain-based “cost-plus” pricing contract that utilizes prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. The second is a market-priced formula that includes a premium for cut specifications. The market-priced contracts have maximum and minimum prices that AFC and its franchisees will pay for chicken during the term of the contract. The third is a modified fixed-price contract for dark meat, with adjustments that occur only if market prices move outside of specific ranges, with provisions for certain annual price adjustments. The fourth has fixed prices for both eight-piece and dark meat, for periods up to one year. These contracts have terms ranging from six months to three years. These contracts establish pricing arrangements, but do not establish any firm purchase commitments on the part of AFC or its franchisees.

      We have entered into long-term purchase agreements with our beverage suppliers. These contracts are customary to the QSR industry. Pursuant to the terms of these agreements, the range of marketing rebates and the dollar volume of purchases will vary according to our demand for beverage syrup and fluctuations in the market rates for beverage syrup.

      We also have a long-term agreement with Diversified Foods and Seasonings, Inc. (“Diversified”), under which we have designated Diversified as the sole supplier of certain proprietary products for the Popeyes system. Diversified sells these products to our approved distributors, who in turn sell them to our franchised and company-operated Popeyes restaurants.

      The principal raw material for our Seattle Coffee brands is green coffee beans. Seattle Coffee typically enters into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to five years. As of December 29, 2002, Seattle Coffee had commitments to purchase green coffee beans at a total cost of approximately $39.5 million through December 2007. Seattle Coffee’s green coffee bean purchase commitments were transferred in connection with the July 14, 2003 sale of Seattle Coffee.

Marketing and Advertising

      We generally market our food and beverage products to customers using a three-tiered marketing strategy consisting of (1) television and radio advertising, (2) print advertisement and signage, and (3) point-of-purchase materials. Each of our brands frequently offers new programs that are intended to generate and maintain consumer interest, address changing consumer preferences and enhance the position of our brands. New product introductions and “limited time only” promotional items also play a major role in building sales and encouraging repeat customers.

      Sales at restaurants located in markets in which we utilize television advertising are generally 5% to 10% higher than the sales generated by restaurants that are located in other markets. Consequently, we intend to target growth of our Popeyes and Church’s restaurants primarily in markets where we have or can achieve sufficient unit concentration to justify the expense of television advertising.

      Together with our franchisees, we contribute to a national advertising fund to pay for the development of marketing materials and also contribute to local advertising funds to support programs in our local markets. In markets where there is sufficient unit concentration to affect such savings, our franchisees and we have experienced significant savings in our marketing programs through our advertising cooperatives. In 2002, our franchisees and we contributed approximately $85.6 million to these advertising funds.

Employees

      As of December 29, 2002, we had 8,935 hourly employees working in our company-operated restaurant, bakery and cafe operations. Additionally, we had 1,157 salaried employees involved in the management of these same units, and 64 multi-unit managers and field management employees. We also had 639 employees responsible for corporate administration, franchise administration and business development, and 60 employees responsible for coffee roasting and distribution. None of our employees is covered by a collective bargaining agreement. We believe that the dedication of our employees is critical to our success and that our relationship with our employees is good.

Community Activity

      We believe strongly in supporting the communities we serve. Through the AFC Foundation, Inc., we have sponsored and helped construct more than 300 homes worldwide in conjunction with Habitat for Humanity, a non-profit builder of housing for the poor. In addition, each of our brands is involved in various community support programs. For example, Popeyes promotes music education and culinary education. Church’s sponsors summer camp programs through the Boys and Girls Clubs. Cinnabon encourages reading awareness through its Reading Rewards Program. In 2002 and 2001, we contributed approximately $500,000 to these programs and our franchisees and employees contributed thousands of volunteer hours. We believe, through our involvement with these programs, we have established a meaningful presence in the communities we serve, while building customer loyalty and positive brand awareness.

New Age of Opportunity®

      Through our New Age of Opportunity program, we make diversity a part of our culture. We believe the New Age of Opportunity program gives us an important competitive advantage by focusing on the following four areas:

•	expanding franchise ownership opportunities for minorities and women;

•	cultivating new supplier relationships for minorities and women;

•	attracting and developing outstanding employees; and

•	enhancing the quality of life for people through meaningful community service.

      Diversity enables us to look at a situation from all angles and provides us with the capacity to better understand our communities, our employees, our customers, our suppliers and our businesses, and provides us with the vision to meet emerging trends with creative ideas. Women and minorities constitute approximately 50% of the total number of our franchisees.

Intellectual Property and Other Proprietary Rights

      We own a number of trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, including the marks “AFC,” “AFC Enterprises,” “Popeyes,” “Popeyes Chicken & Biscuits,” “Church’s,” “Cinnabon,” “World Famous Cinnamon Roll,” and each of the brand logos for Popeyes, Church’s and Cinnabon, as well as the trademark “Franchisor of Choice.” We also have registered trademarks for a number of additional marks, including “Gotta Love It,” “Day of Dreams,” “Love That Chicken From Popeyes” and “New Age of Opportunity.” In addition, we have registered, or made application to register, one or more of these marks, or their linguistic equivalents, in approximately 150 foreign countries. There is no assurance that we can obtain the registration for the marks in every country where registration has been sought. We consider our intellectual property rights to be important to our business and we actively defend and enforce them.

      Seattle Coffee’s intellectual property rights were transferred to Starbucks in connection with the July 14, 2003 sale of Seattle Coffee. We retained a license to the intellectual property necessary for the operation of the Seattle’s Best Coffee franchising business in Hawaii, in certain international markets and on certain U.S. military bases.

      Formula Agreement. We have a formula licensing agreement with Alvin C. Copeland, the founder of Popeyes. Under this agreement, we have the worldwide exclusive rights to the Popeyes spicy fried chicken recipe and certain other ingredients, which are used in Popeyes products. The agreement provides that we pay Mr. Copeland approximately $3.1 million annually through March 2029.

      King Features Agreements. We have several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which we have the exclusive right to use the image and likeness of the cartoon character “Popeye,” and other companion characters such as “Olive Oyl,” in connection with Popeyes international restaurants. We also have the exclusive right to use the image and likeness of the “Popeye” character in connection with Popeyes domestic restaurants. Under these agreements, as amended, we are obligated to pay King Features a royalty of $0.9 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of our gross revenues from the sale of “Popeye” products sold through retail outlets and by way of Internet websites outside of the Popeyes restaurant system. These agreements extend through June 30, 2010.

International Operations

      An important component of our overall business strategy is to expand our operations internationally through franchising. As of December 29, 2002, we had franchised internationally 318 Popeyes QSRs, 262 Church’s QSRs, 159 Cinnabon QSRs and 84 Seattle’s Best Coffee QSRs. In 2002, franchise revenues from these operations constituted approximately 17% of our total franchise revenues. For each of 2002, 2001 and 2000, foreign-sourced revenues (principally royalties from international franchisees and coffee sales to international customers) represented 4.4%, 4.1% and 3.3% of total revenues, respectively.

Insurance

      We carry property, general liability, business interruption, crime, directors and officers liability, employment practices liability, environmental and workers’ compensation insurance policies, which we believe are customary for businesses of our size and type. Pursuant to the terms of their franchise agreements, our franchisees are also required to maintain certain types and levels of insurance coverage, including commercial general liability insurance, workers’ compensation insurance, all risk property and automobile insurance.

Seasonality

      Our Cinnabon bakeries and Seattle Coffee cafes experience their strongest operating results during the holiday shopping season between Thanksgiving and New Year’s. Seasonality has little effect on the remaining portions of our business.

Competition

      The foodservice industry in general, and particularly the QSR industry, is intensely competitive with respect to price, quality, name recognition, service and location. We compete against other QSRs, including chicken, hamburger, pizza, Mexican and sandwich restaurants, other purveyors of carryout food and convenience dining establishments, including national restaurant chains. Many of our competitors possess substantially greater financial, marketing, personnel and other resources than we do. In particular, KFC, our primary competitor in the chicken segment of the QSR industry, has far more units, greater brand recognition and greater financial resources, all of which may affect our ability to compete.

      Our Cinnabon bakeries compete directly with national chains located in malls and transportation centers such as Auntie Anne’s, The Great American Cookie Company and Mrs. Fields, as well as numerous regional and local companies. Our Cinnabon bakeries also compete indirectly with other QSRs, traditional bakeries, donut shops, ice cream and frozen yogurt shops and pretzel and cookie companies.

      Following the sale of our Seattle Coffee subsidiary to Starbucks, we continue to franchise the Seattle’s Best Coffee brand in retail locations in Hawaii, in certain international markets and on certain U.S. military bases. The Seattle’s Best Coffee cafes compete directly with specialty coffees sold at retail through supermarkets, specialty retailers and a growing number of specialty coffee cafes and kiosks and all restaurant and beverage outlets that serve coffee.

Government Regulation

      We are subject to various federal, state and local laws affecting our business, including various health, sanitation, fire and safety standards. Newly constructed or remodeled QSRs are subject to state and local building code and zoning requirements. In connection with the re-imaging and alteration of our company-operated QSRs, we may be required to expend funds to meet certain federal, state and local regulations, including regulations requiring that remodeled or altered units be accessible to persons with disabilities. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of new units in particular areas.

      We are also subject to the Fair Labor Standards Act and various other laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of our foodservice personnel are paid at rates related to the federal minimum wage, and increases in the minimum wage have increased our labor costs.

      Many states and the Federal Trade Commission, as well as certain foreign countries, require franchisors to transmit specified disclosure statements to potential franchisees before granting a franchise. Additionally, some states and certain foreign countries require us to register our franchise offering documents before we may offer a franchise. We currently do not have effective domestic uniform franchise offering circulars due to the delay in releasing our 2002 financial statements and the financial filings due thereafter. See “Risk Factors — The number of new units to be opened by franchisees has been and may continue to be adversely affected by our delay in releasing audited financial statements for 2002” included in Item 7 hereof. We believe that our international disclosure statements, franchise offering documents and franchising procedures comply with the laws of the foreign countries in which we have offered franchises.

Environmental Matters

      We are subject to various federal, state and local laws regulating the discharge of pollutants into the environment. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations, as well as other applicable laws and regulations governing our operations. However, approximately 125 of our owned and/or leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of remediation of any contamination, as well as any other environmental conditions at our properties that are unrelated to underground storage tanks. In 2000, after an analysis of our property portfolio and an initial assessment of our properties, including testing of soil and groundwater at a representative sample of our facilities, we obtained insurance coverage that we believe is adequate to cover any potential environmental remediation liabilities. We are currently not subject to any administrative or court order requiring remediation at any of our properties.

Where You Can Find Additional Information

      We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, we make copies of these documents (except for exhibits) available to the public free of charge through our web site at www.afce.com or by contacting our Secretary at our principal offices, which are located at Six Concourse Parkway, Suite 1700, Atlanta, Georgia 30328-5352, telephone number (770) 391-9500.

Item 2.	PROPERTIES

Facilities

      We either own, lease or sublease the land and buildings for our company-operated QSRs. In addition, we own, lease or sublease land and buildings, which we lease or sublease to our franchisees and third parties. While we expect to continue to lease many of our sites in the future, we also may purchase the land or buildings for QSRs to the extent acceptable terms are available.

      The following table sets forth the locations by state of our domestic company-operated restaurants, bakeries and cafes as of December 29, 2002:

	Land and	Land and/or
	Building Owned	Building Leased	Total

Texas	82	77	159
Georgia	36	49	85
Louisiana	3	40	43
California	28	12	40
Washington	—	28	28
Arizona	19	6	25
Alabama	24	—	24
Tennessee	11	3	14
Illinois	2	9	11
Mississippi	10	1	11
North Carolina	—	10	10
Pennsylvania	9	—	9
Colorado	7	1	8
Massachusetts	4	4	8
New Mexico	5	2	7
Oregon	—	7	7
Arkansas	5	1	6
Maryland	4	2	6
Missouri	6	—	6
Florida	4	—	4
New Jersey	4	—	4
Kansas	3	—	3
South Carolina	—	3	3
Virginia	2	1	3
Delaware	2	—	2
District of Columbia	2	—	2
New Hampshire	2	—	2
Indiana	—	1	1
Iowa	1	—	1
Maine	1	—	1
Nevada	1	—	1
New York	1	—	1
Ohio	1	—	1

Total	279	257	536

      We typically lease our restaurants under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some cases, percentage rent based on sales in excess of specified amounts. Bakeries and cafes are typically leased under standard retail lease terms for malls, community shopping centers and office buildings. Generally, our leases have initial terms ranging from five to 20 years, with options to renew for one or more additional periods, although the terms of our leases vary depending on the facility.

      Our typical leases or subleases to Popeyes or Church’s franchisees are triple net to the franchisee, provide for minimum rent, based upon prevailing market rental rates, as well as percentage rent based on sales in excess of specified amounts, and have a term that usually coincides with the term of the underlying base lease for the location. These leases are typically cross-defaulted with the corresponding franchise agreement for that site.

      Our corporate headquarters is located in approximately 75,000 square feet of leased office space in Atlanta, Georgia. This lease is subject to extensions through 2018. We lease approximately 30,000 square feet in another facility located in Atlanta, Georgia that is the headquarters for our Popeyes brand. This lease is subject to extensions through 2015. We also lease approximately 25,000 square feet of office space in a third facility located in Atlanta, Georgia that is the headquarters for our Church’s brand. This lease is subject to extensions through 2016. Cinnabon is currently located in our Atlanta corporate headquarters location.

      Seattle Coffee leases approximately 27,000 square feet of office space in Seattle, Washington that is subject to extension through 2014 and has three distribution facilities that service its wholesale coffee operations. One distribution center is located in the Seattle, Washington area and the other two facilities are located in Chicago, Illinois and Portland, Oregon. Seattle Coffee leases approximately 30,000 square feet for its roasting facility on Vashon Island, near Seattle, Washington. This lease is subject to extensions through 2018. The lease for Seattle Coffee’s prior headquarters, 19,000 square feet of office space in Seattle, Washington, was terminated in the second quarter of 2003. In the July 14, 2003 sale of Seattle Coffee to Starbucks, Seattle Coffee (as a unit of Starbucks) remained the tenant under all of its active leases.

      Our accounting and computer facilities are located in San Antonio, Texas and are housed in three buildings that are located on approximately 16 acres of land that we own. We currently lease our accounting facilities to Deloitte & Touche, LLP, our accounting service outsource provider. We believe that our existing headquarters and other leased and owned facilities provide sufficient space to support our corporate and operational needs.

Item 3.     LEGAL PROCEEDINGS

Matters Relating to the Restatement

      We are involved in several matters relating to our announcement on March 24, 2003 indicating we would restate our financial statements for fiscal year 2001 and the first three quarters of 2002 and our announcement on April 22, 2003 indicating that we would also restate our financial statements for fiscal year 2000. See Notes 23 and 25 to the Consolidated Financial Statements for more information concerning the restatement of our financial statements.

      On March 25, 2003, plaintiffs filed the first of eight securities class action lawsuits in the United States District Court for the Northern District of Georgia against AFC and several of our present and former officers. These actions all purport to be brought on behalf of a class of purchasers of our common stock during the period from March 2, 2001 through and including March 24, 2003 (the “Class Period”). The complaints all allege claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints generally allege that the defendants knowingly or recklessly made false or misleading statements during the Class Period concerning our financial condition and that our financial statements did not present our true financial condition and were not presented in accordance with generally accepted accounting principles. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief.

      By order dated May 21, 2003, the district court consolidated the eight lawsuits into one consolidated action. We expect that the plaintiffs will file a consolidated amended complaint in early 2004, to which we will respond in lieu of responding to the individual complaints.

      On June 5, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in the United States District Court for the Northern District of Georgia against certain current and former members of our board of directors and our largest shareholder. On July 24, 2003, a different shareholder filed a substantially identical lawsuit in the same court against the same defendants. By order dated September 23, 2003, the District Court consolidated the two lawsuits into one consolidated action. On November 24, 2003, the plaintiffs filed a consolidated amended complaint that added as defendants three additional current or former officers of AFC and two other large shareholders of AFC. The consolidated complaint alleges, among other things, that the director defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, disgorgement or forfeiture of certain bonuses and options earned by certain defendants, disgorgement of profits earned through alleged insider selling by certain defendants, recovery of attorneys’ fees and costs, and other relief.

      On August 7, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in Gwinnett County Superior Court, State of Georgia, against certain current and former members of our board of directors. The complaint alleges that the defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error and by failing to maintain adequate internal accounting controls. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, attorneys’ fees, and other relief.

      On May 15, 2003, a plaintiff filed a securities class action lawsuit in Fulton County Superior Court, State of Georgia, against AFC and certain current and former members of our board of directors on behalf of a class of purchasers of our common stock “in or traceable to” AFC’s December 2001 $161 million public offering of common stock. The lawsuit asserts claims under Sections 11 and 15 of the Securities Act of 1933 (“1933 Act”). The complaint alleges that the registration statement filed in connection with the offering was false or misleading because it included financial statements issued by the Company that were materially in error. The complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and other relief. The plaintiff claims that as a result of AFC’s announcement that we are restating our financial statements for fiscal year 2001 (and at the time of the complaint, were examining restating our financial statements for fiscal year 2000), AFC will be absolutely liable under the

1933 Act for all recoverable damages sustained by the putative class. On July 20, 2003, the defendants removed the action to the United States District Court for the Northern District of Georgia. The plaintiff filed a motion to remand the case to state court. The defendants opposed the motion to remand. On November 25, 2003, the federal district court entered an order granting the motion to remand, certifying the order for appellate review and staying the remand pending the completion of appellate proceedings. On December 10, 2003, the defendants filed a petition in the United States Court of Appeals for the Eleventh Circuit for permission to appeal from the district court’s order. The parties have agreed that the defendants will not be required to respond to the complaint until after the issue of remand is decided.

      On April 30, 2003, we received an informal, nonpublic inquiry from the SEC requesting voluntary production of documents and other information. The requests for documents and information relate primarily to our announcement on March 24, 2003 indicating we would restate our financial statements for fiscal year 2001 and the first three quarters of 2002. The SEC is also investigating whether the disclosure of certain financial information in November 2002 was in compliance with SEC Regulation FD. We intend to cooperate with the SEC in these inquiries.

      AFC has purchased directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. We have given notice to our D&O insurers of the claims described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of our announced restatement of our financial statements. There is risk that the D&O insurers will rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, AFC’s ultimate liability will exceed the available insurance.

      The lawsuits against AFC described above present material and significant risk to us. Although we believe that we have meritorious defenses to the claims of liability or for damages in these actions, we are unable at this time to predict the outcome of these actions or reasonably estimate a range of damages. The amount of a settlement of, or judgment on, one or more of these claims or other potential claims relating to the same events could substantially exceed the limits of our D&O insurance. The ultimate resolution of these matters could have a material adverse impact on our financial results, financial condition and liquidity.

Other Matters

      We are a defendant in various legal proceedings arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment-related claims and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. We have established reserves in our Consolidated Financial Statements to provide for the defense and settlement of such matters and we believe their ultimate resolution will not have a material adverse effect on our financial condition or our results of operations.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II.

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock currently trades on the National Quotation Service Bureau (commonly known as the “Pink Sheets”) under the symbol “AFCE.” From March 2, 2001 (the date of our initial public offering) to August 18, 2003, our common stock traded on the Nasdaq National Market. Prior to March 2, 2001, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	2002		2001

	High	Low	High	Low

First Quarter	$34.55	$26.00	$23.50	$16.12
Second Quarter	$34.81	$26.04	$25.00	$18.90
Third Quarter	$27.16	$18.27	$23.75	$18.93
Fourth Quarter	$22.23	$16.42	$29.42	$22.00

      On April 16, 2003, the Nasdaq National Market notified us by letter that we had failed to file our 2002 Form 10-K, which was required to be filed pursuant to Nasdaq Marketplace Rule 4310(c)(14). In connection with this notification, a fifth character, the letter E, was temporarily added to our stock symbol. On May 29, 2003, the Nasdaq National Market notified us that we had failed to file our Form 10-Q for the quarterly period ended April 20, 2003, also required by Rule 4310(c)(14). We were unable to make these filings on a timely basis due to the extended time needed to complete the audit work on our 2002, 2001 and 2000 financial statements and the associated restatement described in Notes 23 and 25 to the Consolidated Financial Statements.

      On June 19, 2003, we announced that the Nasdaq Listing Qualifications Panel had determined that they would continue listing our common stock on the Nasdaq National Market, subject to certain specified conditions, including the filing of this Annual Report on Form 10-K by July 16, 2003 and the filing of our 2003 quarterly reports on Form 10-Q by certain specified dates. On July 15, 2003, we informed the Panel that we would not be able to meet the conditions, and we requested that the Panel provide us an additional extension. On August 14, 2003, we announced that the Nasdaq Listing Qualifications Panel had notified us that our common stock would be delisted from the Nasdaq National Market as of the opening of business on Monday, August 18, 2003, because we had not yet made the required SEC filings. On that date our common stock began trading on the Pink Sheets. Because we are not current in our periodic SEC reporting requirements, we are presently ineligible to trade on the OTC Bulletin Board. Securities that trade on the Pink Sheets, including our common stock, may be subject to higher transaction costs for trades and have reduced liquidity compared to securities that trade on the Nasdaq National Market and other organized markets and exchanges.

Shareholders of Record

      As of November 30, 2003, we had 71 shareholders of record of our common stock.

Dividend Policy

      We have never declared or paid cash dividends on our common stock and, in the foreseeable future, we do not anticipate paying dividends on our common stock. Declaration of dividends on our common stock will depend upon, among other things, levels of indebtedness, future earnings, our operating and financial condition, our capital requirements and general business conditions. Our 2002 Credit Facility, as amended, restricts the extent to which we, or any of our subsidiaries, may declare or pay a cash dividend.

Item 6.     SELECTED FINANCIAL DATA

      The data in the following table was derived from our Consolidated Financial Statements for 2002, 2001 and 2000 and from unaudited consolidated financial information for 1999 and 1998. You should read such data in conjunction with our Consolidated Financial Statements for 2002, 2001 and 2000 and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The data for 2001, 2000, 1999 and 1998 has been restated from amounts previously reported. A discussion of the restatement in relation to 2001 and 2000 is provided in Note 23 to the Consolidated Financial Statements. A discussion of the restatement in relation to 1999 and 1998 is provided in Note 1 to this table. For periods prior to 2002, certain items in the financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on our reported results of operations.

		2001	2000	1999(1)	1998(1)
	2002	As Restated	As Restated	As Restated	As Restated

	(Dollars in millions, except per share data)
Summary of operations:(2)
Revenues(3)
Sales by company-operated restaurants	$413.3	$507.0	$567.4	$560.4	$487.4
Franchise revenues	111.3	101.1	88.7	77.5	64.2
Wholesale revenues	69.5	61.1	55.9	50.7	36.4
Other revenues	25.5	18.0	11.2	8.6	9.2

Total revenues	$619.6	$687.2	$723.2	$697.2	$597.2

Operating profit(4)	$38.7	$53.9	$67.3	$54.4	$22.2
Income (loss) from continuing operations before accounting change	0.1	15.6	18.3	12.0	(5.1)
Net (loss) income(5)	(11.7)	15.6	18.3	9.8	(10.4)

Basic earnings per common share:(6)
Income (loss) from continuing operations before accounting change	$—	$0.53	$0.70	$0.46	$(0.21)
Net (loss) income	(0.39)	0.53	0.70	0.37	(0.43)

Diluted earnings per common share:(6)
Income (loss) from continuing operations before accounting change	$—	$0.50	$0.64	$0.42	$(0.21)
Net (loss) income	(0.37)	0.50	0.64	0.34	(0.42)

Year-end balance sheet data:
Total assets	$487.3	$525.3	$547.8	$587.4	$538.7
Total debt(7)	226.6	209.5	313.1	348.1	360.7
Total shareholders’ equity(8)	109.8	187.3	115.1	95.4	84.9

Cash flow data:
Cash flows provided by operating activities	$93.8	$57.4	$59.9	$51.7	$44.9
Proceeds from dispositions of property and equipment	35.4	39.9	28.9	6.3	1.3
Capital expenditures	(49.7)	(58.0)	(50.0)	(53.3)	(38.9)

(1)	The effect of the restatement on 1999 was to decrease net income from amounts previously reported by $2.3 million and to decrease basic and diluted earnings per common share by $0.09 and $0.08, respectively. The effect of the restatement on 1998 was to decrease net income from amounts previously reported by $1.7 million and to decrease both basic and diluted earnings per common share by $0.08. The principal corrections concerned the accounting for escalating rents, provisions for the allowance for doubtful accounts and the adjustment of various accruals.

The effect of the restatement increased the accumulated net losses at the beginning of 1998 by $1.4 million. The only issue impacting that balance was an adjustment, net of income taxes, to properly account for escalating rents.

(2)	On July 14, 2003, we sold our Seattle Coffee subsidiary to Starbucks for $72.0 million. Net proceeds of the sale, after transaction costs and other adjustments, are expected to be approximately $63.0 million, which is subject to adjustment based upon the determination of certain financial results of Seattle Coffee for pre-closing periods of operations. In the transaction, we sold substantially all of the continental U.S. and Canadian operations of Seattle Coffee and its wholesale coffee business. Following the transaction, we continue to franchise the Seattle’s Best Coffee brand in retail locations in Hawaii, in certain international markets outside North America and on certain U.S. military bases.

(3)	Factors that impact the comparability of revenues for the years presented include:

(a)	Our fiscal year ends on the last Sunday in December. Fiscal year 2000 included 53 weeks. All other years shown included 52 weeks.

(b)	In 2000, we began a program to strategically sell company-operated QSRs to franchisees which reduce sales from company-operated restaurants as well as related restaurant costs. These transactions also result in increased franchise revenues. By brand, the number of “unit conversions” and the associated gains and losses on such sales in our consolidated financial statements for the fiscal years presented were as follows.

	2002	2001	2000

	(Dollars in millions)
Popeyes	—	27	36
Church’s	111	70	25
Cinnabon	63	36	10
Seattle Coffee brands	1	—	—

Total unit conversions	175	133	71

(Losses) gains recognized, net	$(4.0)	$(1.3)	$6.4
Gains deferred	10.3	6.4	2.9

In addition, during 2002, 2001 and 2000, we recognized approximately $8.0 million, $4.9 million and $1.8 million, respectively, in fees associated with these unit conversions. These fees are a component of “other revenues” in our Consolidated Financial Statements.

(c)	Increases in the number of franchised units as detailed in the Summary of System-Wide Data included in this Item 6.

(4)	In addition to the matters discussed in Note 2, factors that impact the comparability of operating profit for the years presented include:

(a)	During 2002, we recorded charges for impairment and other write-downs of non-current assets of $44.6 million, versus $13.5 million in 2001, $7.5 million in 2000, $9.4 million in 1999, and $14.8 million in 1998.

(b)	During the first quarter of 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, at that time, discontinued our prior practice of amortizing goodwill and other indefinite-lived intangible assets. These assets are now being accounted for by the impairment-only approach. This change reduced amortization expense for 2002 by approximately $5.4 million.

(c)	During 2001 and 2000, we recorded charges to write-down inventory balances in our coffee segment of $1.8 million and $0.7 million, respectively.

(d)	During 2001, general and administrative expenses include $2.9 million relating to the retirement of a former officer. During 2000, general and administrative expenses were reduced by the reversal of a $6.0 million environmental reserve. In 2000, the reversal of the environmental reserve was partially offset by $2.8 million of costs at Seattle Coffee related to personnel reductions and concept development efforts.

(5)	Net income includes the cumulative effect of adopting new accounting standards and the effect of discontinued operations. In 2002, in connection with our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, we recorded a transitional goodwill impairment charge. The cumulative effect from this change in accounting principle reduced net income in 2002 by $11.8 million. In 1999 and 1998, we had net losses associated with discontinued operations of $1.9 million and $5.3 million, respectively.

(6)	Weighted average common shares for the computation of basic earnings per common share were 30.0 million, 29.5 million, 26.3 million, 26.2 million and 24.4 million for 2002, 2001, 2000, 1999 and 1998, respectively. Weighted average common shares for the computation of diluted earnings per common share were 31.5 million, 31.3 million, 28.7 million, 28.4 million and 24.4 million for 2002, 2001, 2000, 1999 and 1998, respectively.

(7)	Total debt includes the long-term and the current portions of debt facilities, capital lease obligations, lines of credits and other borrowings. See Note 10 to the Consolidated Financial Statements as it concerns 2002 and 2001 year-end amounts.

(8)	During 2001, we completed an initial public offering of 3.1 million shares of our common stock and received approximately $46.0 million of proceeds. During 2002, we repurchased 3.7 million shares of our common stock for $77.9 million.

Summary of System-Wide Data

      The following table presents combined financial and operating data for the QSRs we operate or franchise. The data presented is unaudited. Information for franchised units is reported to us by our franchisees. We present this data because it includes important operational metrics relevant to the QSR industry. This data can assist readers in their interpretation of operational trends.

	2002	2001	2000(1)	1999	1998

System-wide same-store sales growth (decline)(2):
Domestic:
Popeyes	0.7%	4.2%	3.4%	4.4%	5.2%
Church’s	(1.6)%	2.3%	0.8%	1.1%	4.6%
Cinnabon retail	(5.7)%	(0.7)%	4.7%	2.4%	—
Seattle Coffee retail	(1.8)%	(2.0)%	0.9%	3.3%	—
International:
Popeyes	(5.4)%	(6.9)%	(0.1)%	(4.8)%	(13.3)%
Church’s	(1.4)%	0.0%	(1.5)%	(2.7)%	(1.5)%
Cinnabon retail	(23.3)%	(21.6)%	6.3%	11.5%	—
Seattle Coffee retail	(7.9)%	3.1%	—	—	—
System-wide unit openings(3):
Popeyes	169	177	143	151	198
Church’s	110	79	98	133	87
Cinnabon retail	102	121	81	46	6
Seattle Coffee retail	70	52	39	27	18

Total	451	429	361	357	309

System-wide units (end of period):
Total system-wide	4,071	3,857	3,618	3,374	3,131
Total company-operated	539	722	856	940	933
Total franchised	3,532	3,135	2,762	2,434	2,198
Popeyes	1,712	1,620	1,501	1,396	1,292
Company-operated	96	96	130	175	171
Franchised	1,616	1,524	1,371	1,221	1,121
Church’s	1,509	1,517	1,534	1,492	1,399
Company-operated	284	397	468	494	491
Franchised	1,225	1,120	1,066	998	908
Cinnabon retail	612	544	451	388	369
Company-operated	84	152	187	195	212
Franchised	528	392	264	193	157
Seattle Coffee retail	238	176	132	98	71
Company-operated	75	77	71	76	59
Franchised	163	99	61	22	12
Total commitments outstanding (end of year)(4)	2,622	2,390	2,289	1,933	1,608

(1)	Our fiscal year ends on the last Sunday in December. Fiscal year 2000 included 53 weeks. All other years shown included 52 weeks.

(2)	QSRs are included in the computation of same-store sales after they have been open 15 months for 2002, 2001 and 2000 and 12 months for 1999 and 1998. Prior-year sales figures used to calculate same-store sales include sales from our Cinnabon and Seattle Coffee brands prior to our acquisition of these two businesses in 1998. Same-store sales for 2000 is calculated by comparing the 53 weeks of sales for 2000 to the prior 53 weeks, which includes the 52 weeks from 1999 plus the first week of 2000.

(3)	System-wide unit openings include the openings of both company-operated QSRs and franchised QSRs, which were as follows:

Unit Openings	2002	2001	2000	1999	1998

Company-operated QSRs	8	26	11	54	96
Franchised QSRs	443	403	350	303	213

Total	451	429	361	357	309

(4)	Commitments outstanding at the end of each year represent obligations to open franchised QSRs under executed development agreements. Commitments, by brand, were as follows:

Franchise Commitments	2002	2001	2000	1999	1998

Popeyes	1,198	903	896	713	656
Church’s	677	671	743	561	750
Cinnabon	476	522	426	387	65
Seattle Coffee brands	271	294	224	272	137

Total	2,622	2,390	2,289	1,933	1,608

Of the 271 Seattle Coffee commitments outstanding at December 29, 2002, 199 relate to the international portion of Seattle Coffee’s business that we retained after the July 14, 2003 sale of substantially all of the continental U.S. and Canadian operations of Seattle Coffee to Starbucks.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements that are included elsewhere in this filing.

      Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those factors set forth in this section under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” and other factors presented throughout this filing.

      The financial data in this Annual Report on Form 10-K for the first three quarters of 2002 and for fiscal years 2001, 2000, 1999 and 1998 has been restated from amounts previously reported for the correction of accounting errors. A discussion of the restatement in relation to fiscal years 2001 and 2000 and to the affected quarters of 2002, 2001 and 2000 is provided in Notes 23 and 25 to the Consolidated Financial Statements. A discussion of the restatement in relation to 1999 and 1998 is provided in Note 1 to the Selected Financial Data. All information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement.

Nature of Business

      AFC develops, operates and franchises quick service restaurants, bakeries and cafes in three distinct business segments: chicken, bakery and coffee. Our chicken segment operates under the trade names Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s Chicken™ (“Church’s”); our bakery segment operates under the trade name Cinnabon® (“Cinnabon”); and our coffee segment currently franchises cafes under the trade name Seattle’s Best Coffee®. Prior to July 14, 2003, our coffee segment also operated under the trade name Torrefazione Italia® Coffee. Financial information for these segments can be found at Note 22 to the Consolidated Financial Statements.

      We also sell wholesale bakery items under our Cinnabon brand. Prior to July 14, 2003, we sold our premium specialty coffees through wholesale and retail distribution channels under our Seattle’s Best Coffee and Torrefazione Italia Coffee brands.

      As of December 29, 2002, we operated and franchised 4,071 QSRs in 44 states, the District of Columbia, Puerto Rico and 33 foreign countries. As of December 29, 2002, our total QSRs, by brand, were as follows:

	Domestic		International

	Company-		Company-
	Operated	Franchised	Operated	Franchised	Total

Popeyes	96	1,298	—	318	1,712
Church’s	284	963	—	262	1,509
Cinnabon	84	369	—	159	612
Seattle’s Best Coffee	54	79	—	84	217
Torrefazione Italia Coffee	18	—	3	—	21

Total	536	2,709	3	823	4,071

Management Overview

      Restatement of Prior Years’ Financial Information. We have restated our financial statements for the first three quarters of 2002 and for fiscal years 2001 and 2000 and restated certain financial information for 1999 and 1998 for the correction of accounting errors. All information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement. Notes

23 and 25 to our Consolidated Financial Statements set forth a discussion of the restatement, including specific items that were restated and the effects of the restatement on fiscal years 2001 and 2000 and the affected quarters of 2002, 2001 and 2000. Note 1 to the Selected Financial Data provides a discussion of the restatement in relation to 1999 and 1998.

      The aggregate effect of the restatement increased previously reported net income for the first three quarters of 2002 by $3.1 million and decreased previously reported net income for fiscal years 2001 and 2000 by $21.3 million and $9.2 million, respectively.

      We initially announced our intention to restate certain financial statements on March 24, 2003. The time required to complete the restatement and the audits of the affected financial statements delayed the filing of this Annual Report on Form 10-K, as well as our 2003 Quarterly Reports on Form 10-Q.

      Background on the Restatement. In the third quarter of 2002, we recorded an adjustment at our Seattle Coffee subsidiary to write-down inventory to net realizable value. The write-down was due to the correction of errors made in prior periods relating to inventory costing. In the closing process for fiscal 2002, we identified other potential adjustments to be made to our prior years’ financial statements. Based on these developments, we conducted a detailed review of our accounting and reporting policies. As a result of that review, which was performed in consultation with our independent auditors KPMG LLP, we determined to restate our financial statements for the first three quarters of 2002 and for fiscal years 2001 and 2000, and restated certain financial information for 1999 and 1998.

      Certain of the adjustments reflected in the restatement resulted from previously applied accounting policies that we have determined were in error. We selected and employed those original accounting policies in consultation with, and relying on the professional advice of, Arthur Andersen LLP, which served as our independent auditors from 1992 until April 2002. In April 2002, we engaged KPMG LLP as our independent auditors following the decision of our Board of Directors to no longer engage Arthur Andersen LLP. The correction of those errors reflected in our restatement were made in consultation with KPMG LLP during the detailed review of our accounting and reporting policies described above.

      Our management and our Audit Committee took a leadership role in assessing these issues and in taking corrective action. Management and the Audit Committee took these actions in consultation with our independent auditors. In addition, independent legal counsel to the Audit Committee and a forensic accounting firm performed an independent investigation into several accounting issues that arose in connection with the restatement. That investigation concluded that while there were material weaknesses in our control environment, there was not evidence that our management intentionally used improper accounting practices to manipulate earnings or that there was any fraud or intentional misconduct on the part of AFC, our officers or our employees. Item 9A of this Annual Report on Form 10-K provides a description of actions we have taken to improve our internal controls and procedures based on our review of our accounting and reporting policies, the independent review conducted by the Audit Committee and its advisors and advice from our independent auditors.

      2002 Operating Results. For the full year of 2002, we incurred a net loss of $11.7 million. That loss was driven by approximately $45.1 million of goodwill and other impairment charges associated with our coffee segment ($33.3 million included in “impairment charges and other, net” in our Consolidated Financial Statements and $11.8 million associated with the adoption of a new accounting standard). Those charges came after several years of operating losses in that segment.

      Despite our net loss in 2002, there are certain favorable results to report. In our core business segment, our chicken segment, 2002 was a record year generating $108.1 million of operating profit, which constituted an 18.5% improvement compared with 2001. On a consolidated basis, 2002 was also a record year as it relates to cash flows from operating activities. Our consolidated operations generated $93.8 million of cash, an amount 50% greater than any year in our history.

Consolidated Results of Operations: 2002, 2001 and 2000

      Our consolidated statements of operations include the following items and events that affect comparability with other periods:

•	Fiscal years 2002 and 2001 include 52 weeks. Fiscal year 2000 includes 53 weeks.

•	As part of our ongoing effort to grow our business through franchising, we continue to sell company-operated QSRs to franchisees. While these transactions have no effect on system-wide sales, they reduce sales from company-operated restaurants, as well as related restaurant costs. At the same time, these transactions increase franchise revenues. By brand, the number of “unit conversions” and the associated gains and losses on such sales for 2002, 2001 and 2000 were as follows:

	2002	2001	2000

	(Dollars in millions)
Popeyes	—	27	36
Church’s	111	70	25
Cinnabon	63	36	10
Seattle Coffee brands	1	—	—

Total unit conversions	175	133	71

(Losses) gains recognized, net	$(4.0)	$(1.3)	$6.4
Gains deferred	10.3	6.4	2.9

In addition, during 2002, 2001 and 2000, we recognized approximately $8.0 million, $4.9 million and $1.8 million, respectively, in fees associated with these unit conversions.

•	During 2002, we recorded charges for the impairment and other write-downs of non-current assets of $44.6 million, versus $13.5 million in 2001 and $7.5 million in 2000.

•	During the first quarter of 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, at that time, discontinued our prior practice of amortizing goodwill and other indefinite-lived intangible assets. These assets are now being accounted for by the impairment-only approach. In 2002, this change reduced amortization expense by approximately $5.4 million. At the same time, upon adopting SFAS No. 142, we recorded a transitional charge of $11.8 million to reduce the carrying value of goodwill associated with our coffee segment.

•	During 2001 and 2000, we recorded charges to write-down inventory balances in our coffee segment of $1.8 million and $0.7 million, respectively.

•	During 2001, we accrued expenses relating to the retirement of a former officer. This increased 2001 general and administrative expenses by $2.9 million.

•	In 2000, general and administrative expenses were reduced by the reversal of a $6.0 million environmental reserve. In 2000, we accrued $2.8 million of costs in our coffee segment related to personnel reductions and concept development efforts.

•	Included in interest expense are premiums and discounts associated with the repurchase of our Senior Subordinated Notes and the amortization and write-off of debt issuance costs, which aggregate to $10.7 million, $3.2 million and $2.0 million in 2002, 2001 and 2000, respectively.

•	For periods prior to 2002, certain items in the financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on our reported results of operations.

      In reviewing our operating results and the relationships between various components of revenue and expense, we believe the following table can be helpful to readers. It presents selected revenues and expenses as a percentage of total revenues (or, in certain circumstances, as a percentage of a corresponding revenue line item).

	2002	2001	2000

Revenues
Sales by company-operated restaurants	67%	74%	78%
Franchise revenues	18%	15%	12%
Wholesale revenues	11%	9%	8%
Other revenues	4%	2%	2%

Total revenues(1)	100%	100%	100%

Expenses
Restaurant employee, occupancy and other expenses(2)	53%	51%	53%
Restaurant food, beverages and packaging(2)	28%	29%	28%
General and administrative expenses	18%	17%	14%
Wholesale cost of sales and operating expenses(3)	81%	89%	83%
Depreciation and amortization	5%	6%	6%
Impairment charges and other, net	8%	2%	1%

Total expenses	94%	92%	91%

Operating profit	6%	8%	9%
Interest expense, net	4%	4%	5%

Income before income taxes and accounting change	2%	4%	4%
Income tax expense	2%	2%	2%

Income before accounting change	—	2%	2%
Loss from the cumulative effect of an accounting change	(2)%	—	—

Net (loss) income	(2)%	2%	2%

(1)	The changing mix of revenues between sales by company-operated restaurants and franchise revenues is a function of our ongoing efforts to grow the franchising side of our business, including the sale of company-operated QSRs to new or existing franchisees.

(2)	Expressed as a percentage of sales by company-operated restaurants.

(3)	Expressed as a percentage of wholesale revenues.

Comparisons of Fiscal Years 2002 and 2001

Sales by Company-Operated Restaurants

				As a
	2002	2001	(Decrease)	Percent

	(Dollars in millions)
Chicken	$339.0	$410.9	$(71.9)	(17.5)%
Bakery	46.9	68.4	(21.5)	(31.4)
Coffee	27.4	27.7	(0.3)	(1.1)

Total	$413.3	$507.0	$(93.7)	(18.5)%

      Chicken. Of the $71.9 million decrease in sales by company-operated restaurants, approximately $69.9 million of it was due to a net reduction of 113 company-operated Church’s restaurants during 2002. In 2002, we sold 111 restaurants to franchisees, closed four restaurants, and opened two new restaurants. Approximately $2.4 million of the decrease was attributable to a net decrease in same-store sales for 2002 compared to 2001 (a 1.3% decline in same-store sales at Church’s company-operated restaurants offset by a 1.0% increase in same-store sales at Popeyes company-operated restaurants). The remaining fluctuation was due to various influences including the actual number and timing of restaurant conversions, openings and closings.

      Bakery. Of the $21.5 million decrease in sales by company-operated bakeries, approximately $16.7 million was due to a net reduction of 67 company-operated bakeries during 2002. In 2002, we sold 63 bakeries to franchisees, closed ten bakeries, and opened six new bakeries. Approximately $2.0 million of the decrease was due to a 2.6% decline in same-store sales in 2002 compared to 2001. The remaining fluctuation was due to various influences including the actual number and timing of bakery conversions, openings and closings.

      Coffee. Of the $0.3 million decrease in sales by company-operated cafes, approximately $1.5 million was due to a 5.9% decrease in same-store sales in 2002 compared to 2001, which was partially offset by approximately $1.2 million of sales at five stores opened in the fourth quarter of 2001 that were not included in the calculation of same-store sales.

Franchise Revenues

				As a
	2002	2001	Increase	Percent

	(Dollars in millions)
Chicken	$97.9	$90.1	$7.8	8.7%
Bakery	9.9	9.0	0.9	10.0
Coffee	3.5	2.0	1.5	75.0

Total	$111.3	$101.1	$10.2	10.1%

      Within each of our business segments, “franchise revenues” has three basic components: (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new unit openings; and (3) development fees associated with the opening of new units in a given market. Royalty revenues are the largest component of franchise revenues constituting more than 80% of franchise revenues in our chicken segment and approximately 60% of franchise revenues in our bakery and coffee segments.

      Chicken. Of the $7.8 million increase in franchise revenues, approximately $8.2 million was due to an increase in royalties resulting from new unit growth and conversions within our network of franchisees, which was partially offset by an approximately $0.4 million decrease in royalties attributable to a decrease in same-store sales for 2002 compared to 2001. The remaining fluctuation was due to the collection of franchise and development fees from new franchised unit openings and the recognition of deferred development fees from the termination of defaulted development agreements.

      During 2002, the chicken segment had 279 new franchised restaurant openings, 111 new franchised restaurants from the sale of company-operated restaurants to franchisees, and 193 permanent or temporary restaurant closings for reimaging. With respect to the restaurant closings, the largest component of closings related to Church’s international franchisees in Taiwan, Indonesia and Venezuela. As of December 29, 2002, we had 2,841 franchised restaurants, compared to 2,644 as of December 30, 2001.

      Bakery. Of the $0.9 million increase in franchise revenues, approximately $1.3 million was due to an increase in royalties resulting from new bakery conversions and growth, which was partially offset by approximately $0.5 million due to a decrease in royalties attributable to declines in same-store sales for 2002 compared to 2001. As of December 29, 2002, we had 528 franchised bakeries open, compared to 392 as of December 30, 2001.

      Coffee. Of the $1.5 million increase in franchise revenues, approximately $0.8 million was due to an increase in royalties resulting from new cafe growth. Approximately $0.8 million of the increase was due to higher franchise fees from new cafe openings in 2002 and the recognition of deferred development fees from the termination of two defaulted development agreements. As of December 29, 2002, we had 163 franchised cafes open, compared to 99 as of December 30, 2001.

Wholesale Revenues

				As a
	2002	2001	Increase	Percent

	(Dollars in millions)
Bakery	$3.6	$—	$3.6	N/A
Coffee	65.9	61.1	4.8	7.9%

Total	$69.5	$61.1	$8.4	13.7%

      Bakery. Wholesale bakery sales of $3.6 million in 2002 relate to the sale of pre-packaged cinnamon rolls to a major retailer. This was a new business activity for our bakery segment in 2002. During 2003, we discontinued sales of pre-packaged Cinnamon rolls to the major retailer and we commenced the licensing of Cinnabon flavors and trade name to selected food companies.

      Coffee. The $4.8 million increase in wholesale revenues was primarily due to growth in the number of points of distribution from our wholesale accounts, despite a decrease in overall wholesale accounts. As of December 29, 2002, we had approximately 3,775 wholesale accounts with approximately 11,000 points of distribution. As of December 30, 2001, we had approximately 4,200 wholesale accounts with approximately 7,200 points of distribution.

Other Revenues

			Increase	As a
	2002	2001	(Decrease)	Percent

	(Dollars in millions)
Rental income	$17.3	$12.4	$4.9	39.5%
Conversion related fees	8.0	4.9	3.1	63.3
Other	0.2	0.7	(0.5)	(71.4)

Total	$25.5	$18.0	$7.5	41.7%

      Substantially all of the $4.9 million increase in rental income was due to the increase in units leased to franchisees during 2002 and 2001 that were a result of unit conversions. The $3.1 million increase in conversion related fees (franchise and conversion fees collected from conversions) was due to the increased number of unit conversions in 2002 compared to 2001. We sold 175 company-operated QSRs to franchisees in 2002 compared to 133 in 2001.

Restaurant Employee, Occupancy and Other Expenses

      Restaurant employee, occupancy and other expenses were $218.3 million in 2002, a $41.8 million decrease from 2001. This decrease was attributable to the reduction in the number of company-operated restaurants from 2001 to 2002 (which was principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant employee, occupancy and other expenses were approximately 53% of sales from company-operated restaurants in 2002, compared to approximately 51% in 2001.

Restaurant Food, Beverages and Packaging

      Restaurant food, beverages and packaging expenses were $116.9 million in 2002, a $30.2 million decrease from 2001. This decrease was attributable to the reduction in sales from company-operated restaurants from 2001 to 2002 (which was principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant food, beverage and packaging expenses were approximately 28% of sales from company-operated restaurants in 2002, compared to approximately 29% in 2001.

General and Administrative Expenses

      General and administrative expenses were $110.4 million in 2002, a $5.6 million decrease from 2001. The decrease was due to a reduction in general and administrative expenses within our chicken segment. As the number of company-operated QSRs declined (due to the conversion of company-operated QSRs to franchised QSRs), we decreased our divisional overhead supporting those units. Additionally, our coffee segment expenses were lower in 2002 due to personnel restructuring that occurred in the fourth quarter of 2001. General and administrative expenses were approximately 18% of total revenues in 2002, compared to approximately 17% in 2001.

Wholesale Cost of Sales and Operating Expenses

      Wholesale cost of sales and operating expenses were $56.1 million in 2002, a $1.8 million decrease from 2001. Wholesale cost of sales and operating expenses constituted 81% of wholesale revenues in 2002 compared with 89% of wholesale revenues in 2001. The reduction of wholesale cost of sales and operating expenses from 2001 to 2002 is primarily due to lower marketing costs in 2002 and a $1.8 million writedown of inventory in our coffee segment in 2001 partially offset by increased cost of sales in 2002 related to increased wholesale revenues.

Depreciation and Amortization

      Depreciation and amortization was $29.6 million in 2002, a $10.7 million decrease from 2001. The decrease was primarily due to the adoption of SFAS 142 in the first quarter of 2002, which eliminated amortization of goodwill and other intangible assets with indefinite useful lives. During 2001, amortization expense associated with such assets was approximately $9.0 million. Depreciation and amortization as a percentage of total revenues was approximately 5% in 2002, compared to 6% in 2001.

Impairment Charges and Other

      Impairment charges and other includes (1) impairment charges associated with goodwill balances, other intangible assets and other long-lived assets, (2) costs associated with unit closures and refurbishments, and (3) gains and losses on the sale of assets. These aggregated to $49.6 million in 2002, a $34.1 million increase from 2001. The increase was primarily due to $33.3 million of impairment charges relating to goodwill and long-lived assets in our coffee segment recorded in 2002 versus $3.1 million in 2001. In 2002, we also recorded charges for impairment of long-lived assets of $6.0 million relating to our chicken segment versus $7.5 million in 2001 and $5.3 million relating to our bakery segment versus $2.2 million in 2001.

Operating Profit

			Increase	As a
	2002	2001	(Decrease)	Percent

	(Dollars in millions)
Chicken	$108.1	$91.2	$16.9	18.5%
Bakery	(12.1)	(3.4)	(8.7)	(255.9)
Coffee	(32.5)	(12.2)	(20.3)	(166.4)
Corporate	(24.8)	(21.7)	(3.1)	(14.3)

Total	$38.7	$53.9	$(15.2)	(28.2)%

      On a consolidated basis, operating profit decreased by $15.2 million in 2002 when compared to 2001. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

      Our chicken segment had $108.1 million of operating profit in 2002, a $16.9 million increase when compared to 2001. The increase was due to an increase in franchise royalties and other fees associated with growth in the number of franchised units in our chicken segment.

      The $8.7 million decline in operating profit associated with our bakery segment was principally a result of a significant decline in per-bakery operating margins, declining same-store sales and $3.1 million of higher impairment charges in that segment in 2002 compared with 2001.

      The $20.3 million decline in operating profit associated with our coffee segment was principally due to asset impairments of $33.3 million associated with our coffee segment. As discussed elsewhere in this Annual Report on Form 10-K, we sold a substantial portion of our coffee operations to Starbucks in the third quarter of 2003.

      The $3.1 million decline in operating profit associated with our corporate operations was principally due to higher professional and accounting fees.

Interest Expense, Net

      Interest expense, net was $22.6 million in 2002, a $2.0 million decrease from 2001. Interest expense, net includes interest expense of $24.2 million and $26.1 million in 2002 and 2001, respectively, net of interest income. Interest expense for 2002 included $6.5 million related to the premium paid to retire all our outstanding Senior Subordinated Notes, $3.1 million in write-offs of associated debt issuance costs and $1.1 million of amortization expense associated with our debt issuance costs. Interest expense for 2001 included $1.2 million related to a premium paid to retire a portion of our Senior Subordinated Notes, $0.5 million in write-offs of associated debt issuance costs and $1.6 million in amortization expense associated with our debt issuance costs. Excluding the impact of these amounts, the decrease in interest expense from 2001 to 2002 was $9.3 million, which was primarily due to lower debt balances and lower interest rates in 2002.

Income Taxes

      In 2002, our effective tax rate was 372.6% of pre-tax income. Our effective tax rate was 46.8% in 2001. Our effective tax rate increased from 2001 to 2002 due primarily to the write-off of $39.1 million of goodwill in 2002 which was a non-deductible expense for income tax purposes.

Loss from the Cumulative Effect of an Accounting Change

      In connection with our adoption of SFAS 142, Goodwill and Other Intangible Assets, we recorded an $11.8 million transitional charge in the first quarter of 2002 to write-down goodwill in our coffee segment.

Comparisons of Fiscal Years 2001 (52 Weeks) and 2000 (53 Weeks)

Sales by Company-Operated Restaurants

				As a
	2001	2000	(Decrease)	Percent

	(Dollars in millions)
Chicken	$410.9	$463.0	$(52.1)	(11.3)%
Bakery	68.4	75.9	(7.5)	(9.9)
Coffee	27.7	28.5	(0.8)	(2.8)

Total	$507.0	$567.4	$(60.4)	(10.6)%

      Chicken. Of the $52.1 million decrease in sales by company-operated restaurants, approximately $6.4 million was due to fiscal year 2000 having an extra week. Approximately $53.0 million of the decrease was due to a net reduction of 105 company-operated restaurants during 2001. In 2001, we sold 97 of these restaurants to franchisees, closed an additional 13 restaurants and opened five new restaurants. These decreases were partially offset by approximately $12.8 million attributable to an increase in same-store sales in 2001 compared to 2000 (same-store sales at company-operated Church’s and Popeyes units increased in 2001 by 2.8% and 4.8%, respectively). The remaining fluctuation was due to various influences including the actual number and timing of restaurant conversions, openings and closings in 2000.

      Bakery. Of the $7.5 million decrease in sales by company-operated bakeries, approximately $1.9 million was due to fiscal year 2000 having an extra week. Approximately $6.4 million of the decrease was due to a net reduction of 35 company-operated bakeries during 2001. In 2001, we sold 36 bakeries to franchisees, closed an additional ten bakeries and opened 11 new bakeries. These decreases were partially offset by approximately $0.7 million attributable to a 1.1% increase in same-store sales during 2001.

      Coffee. Of the $0.8 million decrease in sales by company-operated cafes, approximately $0.3 million was due to fiscal year 2000 having an extra week. Approximately $0.5 million of the decrease was attributable to a 2.0% reduction in same-store sales.

Franchise Revenues

				As a
	2001	2000	Increase	Percent

	(Dollars in millions)
Chicken	$90.1	$80.6	$9.5	11.8%
Bakery	9.0	6.7	2.3	34.3
Coffee	2.0	1.4	0.6	42.9

Total	$101.1	$88.7	$12.4	14.0%

      Chicken. Of the $9.5 million increase in franchise revenues, approximately $8.1 million of the increase was due to an increase in royalties resulting from new unit growth and conversions. Approximately $1.4 million of the increase in franchise revenues was due to an increase in royalties attributable to a net increase in same-store sales for 2001 compared to 2000 (a 3.5% increase among domestic franchisees and a 3.2% decrease among international franchisees). Additional increases were due to the collection of franchise and development fees from the opening of franchised restaurants and the recognition of deferred development fees from the termination of defaulted development agreements. These increases were partially offset by approximately $2.7 million attributable to fiscal year 2000 having an extra week.

      As of December 30, 2001, we had 2,644 franchised chicken restaurants open, compared to 2,437 as of December 31, 2000.

      Bakery. Of the $2.3 million increase in franchise revenues, approximately $1.3 million was due to an increase in royalties resulting from new unit growth and conversions. The remaining increase was due to the collection of franchise and development fees from the opening of franchised bakeries and the recognition of deferred development fees from the termination of defaulted development agreements. As of December 30, 2001, we had 392 franchised bakeries open, compared to 264 as of December 31, 2000.

      Coffee. Of the $0.6 million increase in franchise revenues, approximately $0.5 million was due to an increase in royalties resulting from new unit growth. Approximately $0.1 million of the increase was due to higher franchise fees from new franchise openings in 2001. As of December 30, 2001, we had 99 franchised cafes open, compared to 61 as of December 31, 2000.

Wholesale Revenues

      In 2001 and 2000, we only had wholesale revenue in our coffee segment.

      Wholesale coffee sales were $61.1 million in 2001, a $5.2 million increase from 2000. The increase was due primarily to growth in the number of points of distribution from our wholesale accounts, despite a decrease in overall wholesale accounts. As of December 30, 2001, we had approximately 4,200 wholesale accounts with approximately 7,200 points of distribution. As of December 31, 2000, we had approximately 4,300 wholesale accounts with approximately 6,300 points of distribution.

Other Revenues

	2001	2000	Increase	As a Percent

	(Dollars in millions)
Rental income	$12.4	$9.2	$3.2	34.8%
Conversion related fees	4.9	1.8	3.1	172.2
Other	0.7	0.2	0.5	250.0

Total	$18.0	$11.2	$6.8	60.7%

      Substantially all of the $3.2 million increase in rental income was due to the increase in units leased to franchisees during 2001 and 2000 that were a result of unit conversions. The $3.1 million increase in conversion related fees was due to the increased number of unit conversions in 2001 compared to 2000. We sold 133 company-operated QSRs to franchisees in 2001 compared to 71 in 2000.

Restaurant Employee, Occupancy and Other Expenses

      Restaurant employee, occupancy and other expenses were $260.1 million in 2001, a $39.0 million decrease from 2000. This decrease is directly attributable to the reduction in the number of company-operated restaurants (which was principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant employee, occupancy and other expenses were approximately 51% of sales from company-operated restaurants in 2001 compared to approximately 53% in 2000. The decrease in costs as a percentage of the associated revenues was primarily due to a decrease in marketing expenses.

Restaurant Food, Beverages and Packaging

      Restaurant food, beverages and packaging expenses were $147.1 million in 2001, a $11.9 million decrease from 2000. This decrease is directly attributable to the reduction in sales from company-operated restaurants (which was principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant food, beverages and packaging expenses were approximately 29% of sales from company-operated restaurants in 2001, compared to approximately 28% of sales in 2000.

General and Administrative Expenses

      General and administrative expenses were $116.0 million in 2001, a $12.7 million increase from 2000. Approximately $6.0 million of the increase was related to the reversal of an environmental reserve in 2000 as a result of our determination that the liability was not probable. Also, in 2000, we accrued $2.8 million of costs in our coffee segment related to personnel reductions and concept development efforts. The remainder of the increase in general and administrative expenses from 2000 to 2001 was primarily due to increased overhead expenses in our bakery segment to accommodate that segment’s franchisee growth and an increase in corporate expenses related to salaries and benefits. General and administrative expenses were approximately 17% of total revenues in 2001 compared to approximately 14% in 2000.

Wholesale Cost of Sales and Operating Expenses

      Wholesale cost of sales and operating expenses were $54.3 million in 2001, an $8.0 million increase from 2000. Wholesale cost of sales and operating expenses were approximately 89% of wholesale revenues in 2001 compared with 83% in 2000. The increase in wholesale cost of sales and other operating expenses is primarily related to an increase in wholesale revenues and a $1.8 million book to physical inventory write-down in 2001 recorded in our coffee segment.

Depreciation and Amortization

      Depreciation and amortization was $40.3 million in 2001, a decrease of $0.9 million from 2000. The decrease was mainly due to reductions in depreciation expense resulting from the sale of company-operated QSRs to franchisees in our chicken and bakery segments, partially offset by depreciation expense associated with 2001 capital additions. Depreciation and amortization as a percentage of total revenues was approximately 6% in both 2001 and 2000.

Impairment Charges and Other

      Impairment charges and other was $15.5 million in 2001, a $8.5 million increase from 2000. Approximately $6.0 million of this increase was associated with higher impairment charges in 2001 and approximately $7.7 million of the increase was attributable to net losses on the sale of assets in 2001 compared to net gains in 2000. Partially offsetting this increase was approximately $4.8 million related to lower provisions associated with planned unit closures in 2001 compared to 2000.

Operating Profit

			Increase
	2001	2000	(Decrease)	As a Percent

	(Dollars in millions)
Chicken	$91.2	$86.7	$4.5	5.2%
Bakery	(3.4)	(1.1)	(2.3)	(209.1)
Coffee	(12.2)	(3.5)	(8.7)	(248.6)
Corporate	(21.7)	(14.8)	(6.9)	(46.6)

Total	$53.9	$67.3	$(13.4)	(19.9)%

      On a consolidated basis, operating profit decreased by $13.4 million in 2001 when compared to 2000. Fluctuations in the various components of revenue and expense giving rise to this change have been discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

      Our chicken segment had $91.2 million of operating profit in 2001, a $4.5 million increase when compared to 2000. That improvement was driven by franchise and other revenue increases related to franchise unit growth from conversions of company-operated units and new unit openings. Converted and new unit openings among franchisees favorably impact royalty revenue, franchise and development fees, conversion fees and rental revenue.

      The $2.3 million decline in operating profit associated with our bakery segment was driven by $2.0 million of higher impairment charges in that segment in 2001 compared with 2000.

      The $8.7 million decline in operating profit associated with our coffee segment was driven by a $1.8 million book to physical inventory adjustment and $2.4 million of higher impairment charges in that segment in 2001 compared with 2000.

      The $6.9 million decline in operating profit associated with our corporate operations was driven by the reversal of a $6.0 million environmental reserve in 2000 for which there was no corresponding financial statement effect in 2001.

Interest Expense, Net

      Interest expense, net was $24.6 million in 2001, an $8.7 million decrease from 2000. Interest expense, net includes interest expense of $26.1 million and $34.6 million in 2002 and 2001, respectively, net of interest income. Interest expense for 2001 included $1.2 million related to the net premium paid to retire a portion of our outstanding Senior Subordinated Notes, $0.5 million in write-offs of associated debt issuance costs and $1.6 million in amortization expense associated with our debt issuance costs. Interest expense for 2000 included $0.1 million related to a net discount associated with the repurchase of a portion of our Senior Subordinated Notes, $0.5 million in write-offs of associated debt issuance costs and $1.6 million in amortization expense associated with our debt issuance costs. Excluding the impact of these amounts, the decrease in interest expense from 2000 to 2001 was $9.6 million, which was primarily due to lower debt balances and lower interest rates in 2001. In 2001, with the proceeds of our initial public offering and cash provided by operations, we paid down $80.0 million of our 1997 Credit Facility and repurchased $24.3 million of our Senior Subordinated Notes.

Income Taxes

      Our effective tax rate in 2001 was 46.8% compared to an effective tax rate of 46.2% in 2000. Our effective tax rate increased primarily as a result of an increase in non-deductible goodwill partially offset by an increase in job tax credits.

Consolidated Cash Flows

	2002	2001	2000

	(In millions)
Cash flows provided by operating activities	$93.8	$57.4	$59.9
Cash flows used in investing activities	(13.6)	(17.5)	(19.9)
Cash flows used in financing activities	(75.7)	(50.0)	(40.4)

Net increase (decrease) in cash	$4.5	$(10.1)	$(0.4)

      Cash flows provided by operating activities. Net cash flows from operating activities were $93.8 million in 2002, a $36.4 million increase from 2001. The increase was principally the result of a $7.1 million improvement in operating results before consideration of non-cash charges relating to depreciation, amortization, asset write-downs (including the effect of asset write-downs associated with an accounting change) and interest, $14.5 million increase in deferred income tax expense, and a $17.8 million increase in accounts payable and other operating liabilities in 2002 compared to a $4.8 million increase in 2001.

      Net cash flows from operating activities in 2001 were $57.4 million, a $2.5 million decrease from 2000. The decrease was the net effect of various offsetting items, most notably certain fluctuations in our working capital components. We had an increase in accounts receivable, inventories and other operating assets of $19.8 million in 2001 versus a corresponding increase of $0.8 million in 2000, which was offset by an increase in accounts payable and other operating liabilities in 2001 of $4.8 million versus a corresponding decrease of $11.3 million in 2000.

      Cash flows used in investing activities. Net cash flows used in investing activities were $13.6 million in 2002, a $3.9 million decrease from 2001. The decrease was principally the result of reduced capital expenditures offset by lower proceeds from dispositions of property and equipment. In 2002, capital expenditures were $49.7 million compared to $58.0 million in 2001. Proceeds from the sale of QSRs and turnkey developments were $35.4 million versus $39.9 million in 2001.

      Net cash flows used in investing activities were $17.5 million in 2001, a $2.4 million decrease from 2000. The decrease was principally the result of increased proceeds from the sale of company-operated QSRs and turnkey developments to franchisees offset by increased capital expenditures. In 2001, proceeds from the sale of QSRs and turnkey developments were $39.9 million compared to $28.9 million in 2000. In 2001, capital expenditures were $58.0 million compared to $50.0 million in 2000.

      Cash flows used in financing activities. Net cash used in financing activities was $75.7 million in 2002. In 2002, we entered into a new $275.0 million credit facility (the “2002 Credit Facility”). This facility provided $250.0 million in proceeds, which were used to repurchase $126.9 million of Senior Subordinated Notes, pay a $6.5 million premium associated with the repurchase of the Senior Subordinated Notes, and retire $78.7 million outstanding on our 1997 Credit Facility. As part of our share repurchase program, we repurchased and cancelled approximately 3.7 million of our common shares for $77.9 million using cash provided by operations. We also repaid $27.1 million of the Term A and Term B loans outstanding under the 2002 Credit Facility. The remaining financing activities included debt issuance costs, repayment of our Southtrust Line of Credit, fluctuations in our bank overdraft position and employee stock options.

      Net cash used in financing activities was $50.0 million in 2001. In 2001, we sold, pursuant to an underwritten public offering, approximately 3.1 million shares of our common stock at a price of $17.00 per share and received approximately $46.0 million in net cash proceeds after deducting approximately $7.3 million in underwriting commissions, offering expenses and other associated costs. With the proceeds of the public offering and cash provided by operations, we paid down $79.9 million of our 1997 Credit Facility, repurchased $23.1 million of our Senior Subordinated Notes, and paid a $1.2 million premium associated with the repurchase of the Senior Subordinated Notes.

      Net cash used in financing activities was $40.4 million in 2000. In 2000, we utilized cash provided by operations to pay down $12.6 million of our 1997 Credit Facility and we repurchased $17.0 million of Senior Subordinated Notes at a discount of $0.1 million.

Liquidity and Capital Resources

      We have financed our business activities primarily with funds generated from operating activities, proceeds from the sale of company-operated QSRs to franchisees, proceeds from the sale of our common stock in our initial public offering and the issuance of debt under our 2002 Credit Facility.

      Based upon our current level of operations, anticipated growth, and assuming compliance with our 2002 Credit Facility, we believe that available cash provided from operating activities, proceeds from the sale of our Seattle Coffee subsidiary, and available borrowings under our lines of credit ($18.2 million available as of December 29, 2002 and $30.0 million at November 30, 2003) will be adequate to meet our anticipated future requirements for working capital, including various contractual obligations discussed below, and for capital expenditures throughout 2003 and 2004.

      Under caption “Matters Relating to the Restatement” in Item 3 of this Annual Report on Form 10-K, we describe several legal proceedings in which we are involved that relate to our announcements that we would restate our financial statements. The lawsuits against AFC described therein present material and significant risk to us. Although we believe that we have meritorious defenses to the claims of liability or for damages in these actions, we are unable at this time to predict the outcome of these actions or reasonably estimate a range of damages. The amount of a settlement of or judgment on one or more of these claims or other potential claims relating to the same events could substantially exceed the limits of our D&O insurance. The ultimate resolution of these matters could have a material adverse impact on our financial results, financial condition and liquidity.

Acquisitions and Dispositions

      Sale of Seattle Coffee Company. On July 14, 2003, we sold our Seattle Coffee subsidiary to Starbucks for $72.0 million. Net proceeds of the sale, after transaction costs and other adjustments, are expected to be approximately $63.0 million, which is subject to adjustment based upon the determination of certain financial results of Seattle Coffee for pre-closing periods of operations. In this transaction, we sold substantially all of the continental U.S. and Canadian operations of Seattle Coffee and its wholesale coffee business. Following this transaction, we continue to franchise the Seattle’s Best Coffee brand in retail locations in Hawaii, in certain international markets outside North America and on certain U.S. military bases.

      Pursuant to the terms of our 2002 Credit Facility, we are required to use the net proceeds from the sale of Seattle Coffee to pay down indebtedness under the facility in addition to that otherwise reflected in the table of contractual obligations below. On July 17, 2003, we paid down $31.3 million of indebtedness under the facility. On October 31, 2003, we paid down another $29.2 million of indebtedness. An additional payment of approximately $2.5 million (representing the remaining estimated net proceeds from the Seattle Coffee sale) may be required.

Contractual Obligations

      The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 29, 2002:

							There-
	Total	2003	2004	2005	2006	2007	after

	(In millions)
Long-term debt(1)	$225.1	$17.6	$12.7	$16.3	$25.5	$61.6	$91.4
Leases(2)	166.5	29.9	26.8	22.9	19.0	16.1	51.8
Purchase obligations:
Copeland formula agreement(3)	80.1	3.1	3.1	3.1	3.1	3.1	64.6
Green coffee beans(3)(4)	39.5	12.9	8.3	7.9	7.1	3.3	—
Accounting and tax outsourcing(3)	32.7	4.3	4.3	4.5	4.6	4.8	10.2
Information technology outsourcing(3)(5)	21.4	2.7	2.8	2.9	3.1	3.2	6.7
King Features agreement(3)	6.8	0.9	0.9	0.9	0.9	0.9	2.3
Equipment purchase agreement(3)	2.8	1.1	1.1	0.6	—	—	—
Other:
Post-employment payments to a former officer	2.8	0.4	0.4	0.4	0.3	0.3	1.0

	$577.7	$72.9	$60.4	$59.5	$63.6	$93.3	$228.0

(1)	In the third and fourth quarters of 2003, we made $60.5 million of accelerated payments reducing the Tranche A and Tranche B term loans under our 2002 Credit Facility. The payments were triggered by the July 14, 2003 sale of our Seattle Coffee subsidiary. These payments were in addition to the 2003 payments scheduled above, and they, in turn, reduced payments scheduled for future years. We used proceeds from the Seattle Coffee transaction to make the payments. An additional payment of approximately $2.5 million may be required. See the discussion below and at Note 10 to our Consolidated Financial Statements for more information concerning our long-term borrowings.

(2)	$163.7 million of the minimum lease payments relate to operating leases and the remaining $2.8 million relates to capital leases. See Note 11 to the Consolidated Financial Statements.

(3)	For information concerning the Copeland formula agreement, green coffee bean purchase commitment, the information technology outsourcing agreement, the accounting and tax outsourcing agreement, the King Features agreement, and the equipment purchase agreements see Note 13 to the Consolidated Financial Statements.

(4)	The green coffee bean purchase commitments were transferred to Starbucks in the sale of Seattle Coffee discussed elsewhere in this Annual Report on Form 10-K.

(5)	On April 1, 2003, the Company entered into an additional technology outsourcing agreement, which expires on March 31, 2010. Future minimum payments under the agreement aggregate to $33.4 million. See Note 24 to the Consolidated Financial Statements.

Long Term Debt

      2002 Credit Facility. On May 23, 2002, we entered into a new bank credit facility (the “2002 Credit Facility”) with J.P. Morgan Chase, Credit Suisse First Boston and certain other lenders, which consisted of a $75.0 million, five-year revolving credit facility, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan. Under the terms of the 2002 Credit Facility, we may also obtain letters of credit.

      The revolving credit facility is due in full without installments on May 23, 2007. The outstanding balances of the Tranche A term loan and the Tranche B term loan are due in installments through May 23, 2007 and May 23, 2009, respectively.

      The Tranche A term loan, the Tranche B term loan and the revolving credit facility bear interest at LIBOR plus an applicable margin based on certain financial leverage ratios, which may fluctuate because of changes in these ratios. As of December 29, 2002, the margins were 2.00% for the revolving credit facility and the Tranche A term loan and 2.25% for the Tranche B term loan. On July 14, 2003, the start of our third quarter of 2003, these margins changed to 2.25% for the revolving credit facility and the Tranche A term loan and 2.50% for the Tranche B term loan due to an amendment to the 2002 Credit Facility. On August 22, 2003, these margins changed to 2.75% for the revolving credit facility and the Tranche A term loan and 3.00% for the Tranche B term loan due to an amendment to the 2002 Credit Facility. We also pay a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the Tranche A term loan and the revolving credit facility.

      At closing, we drew the entire $125.0 million Tranche B term loan to refinance our existing bank debt of approximately $62.6 million and invested the excess in certain highly rated short-term investments, in accordance with requirements under the 2002 Credit Facility. On June 27, 2002, we retired the remaining $126.9 million of our Senior Subordinated Notes, due May 15, 2007 at a price of 105.125 by drawing on the Tranche A term loan.

      On August 9, 2002, we made an optional prepayment of $25.0 million on our Tranche B term loan using cash from operations.

      The 2002 Credit Facility contains certain financial and other covenants, including covenants requiring us to maintain various financial ratios, limiting our ability to incur additional indebtedness, restricting the amount of capital expenditures that we may incur, restricting our payment of cash dividends and limiting the amount of debt which we can loan to our franchisees or guarantee on their behalf. This facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. This facility is secured by a first priority security interest in substantially all of our assets. At December 15, 2003, the Company is in compliance with the covenants.

      Pursuant to the terms of our 2002 Credit Facility, we are required to use the proceeds from the sale of Seattle Coffee to pay down indebtedness under the facility in addition to that reflected in the table of contractual obligations above. On July 17, 2003, we paid down $31.3 million of indebtedness under the facility. On October 31, 2003, we paid down another $29.2 million of indebtedness. An additional payment of approximately $2.5 million may be required after the final determination of any purchase price adjustments.

      On March 31, 2003, May 30, 2003, July 14, 2003, August 22, 2003 and October 30, 2003 we amended our 2002 Credit Facility. The effect of these amendments was to:

•	Extend, for purposes of the facility, the filing deadline for our 2002 Annual Report on Form 10-K to December 15, 2003.

•	Extend, for purposes of the facility, the filing deadline for our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2003 to February 28, 2004.

•	Raise the interest rate on outstanding indebtedness under the 2002 Credit Facility (as indicated above) until such time as we satisfy our 2002 annual reporting requirement, our 2003 quarterly reporting requirements and attain a bank credit rating of Ba3 and BB-, or better, by each of Moody’s and Standard & Poor’s, respectively.

•	Temporarily reduce our revolving line of credit from $75.0 million to $65.0 million until we file and deliver all of the required financial statements and demonstrate a total leverage ratio of not greater than two to one, at which time the revolving line of credit limit will return to the original amount of $75.0 million.

•	Approve the Seattle Coffee divestiture.

•	Deposit $2.8 million in a collateral account. This occurred on October 31, 2003.

•	Adjust the computation of certain loan covenant ratios in 2003 to exclude from the computations certain costs of a productivity study performed in the first quarter of 2003, subject to certain monetary limits, and the various costs associated with the restatement of our previously issued financial statements.

      In connection with these amendments, we paid fees of approximately $2.4 million in 2003.

      As of December 29, 2002, there was $50.0 million outstanding under our revolving credit facility, and $6.8 million in outstanding letters of credit. Our available balance as of December 29, 2002 was $18.2 million. As of November 30, 2003, there was $25.6 million in outstanding borrowings under the revolving credit facility and $9.4 million of outstanding letters of credit, leaving amounts available for borrowings and additional letters of credit of $30.0 million.

      Southtrust Line of Credit. We had an agreement with Southtrust Bank consisting of a $5.0 million revolving line of credit, renewable each year on May 30. Our monthly interest payments were based on LIBOR plus an applicable margin. As of December 29, 2002, the margin was 1.125%. We also paid a quarterly 0.5% commitment fee on the unused portion of this line of credit. There were no outstanding borrowings under our Southtrust line of credit, as of December 29, 2002. On March 31, 2003, we and Southtrust agreed to terminate this facility.

      Senior Subordinated Notes. In May 1997, we completed an offering of $175.0 million of 10.25% Senior Subordinated Notes due May 2007. Prior to June 27, 2002, we had repurchased $48.1 million of these notes in the open market with proceeds from the sale of company-operated units to franchisees, cash from operations and proceeds from our 1997 Credit Facility. In 2002, we called the remaining notes outstanding of $126.9 million and funded the repurchase of these notes with proceeds from our 2002 Credit Facility.

Share Repurchase Program

      On July 22, 2002, our board of directors approved a share repurchase program of up to $50 million. On October 7, 2002, our board of directors approved an increase to this program from $50 million to $100 million. The program, which is open-ended, allows us to repurchase our shares from time to time. As of December 29, 2002, we had repurchased 3,692,963 shares of our stock for approximately $77.9 million under this program. We funded these purchases using proceeds from our bank credit facilities and cash flow from operations. From December 30, 2002 through the date of this Annual Report on Form 10-K, there were no additional purchases.

Capital Expenditures

      Our capital expenditures consist of re-imaging activities associated with company-operated QSRs, new unit construction and development, equipment replacements, the purchase of new equipment for our company-operated QSRs, investments in information technology, accounting systems and improvements at various corporate offices. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per unit basis typically cost between $70,000 and $160,000.

      During 2002, we invested $49.7 million in various capital projects, including $7.7 million in new restaurant, bakery and cafe locations, $16.9 million in our re-imaging program, $3.8 million in our Seattle Coffee wholesale operations, $12.9 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, and $8.4 million to complete other projects.

      During 2001, we invested $58.0 million in various capital projects, including $12.3 million in new restaurant, bakery and cafe locations, $21.1 million in our re-imaging program, $2.9 million in our Seattle Coffee wholesale operations, $10.9 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, and $10.8 million to complete other projects.

      During 2000, we invested $50.0 million in various capital projects, including $10.1 million in new restaurant, bakery and cafe locations, $19.3 million in our re-imaging program, $2.4 million in our Seattle

Coffee wholesale operations, $11.3 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, and $6.9 million to complete other projects.

      Substantially all of our capital expenditures have been financed using cash provided from operating activities, proceeds from the sale of our company-operated units to franchisees and borrowings under our bank credit facilities.

      Capital expenditures over the next three years are expected to range from $30 to $35 million per year. In 2003 and 2004, these expenditures will include investments in information technology and new accounting systems.

Long-Term Employee Success Plan

      Under our Long-Term Employee Success Plan, if our common stock is publicly traded and the average stock price per share is at least $46.50 for a period of 20 consecutive trading days, or our earnings per share for any of the 2001, 2002 or 2003 is at least $3.375, bonuses become payable to all employees hired before January 1, 2003 who have been actively employed through the last day of the period in which we attain either of these financial performance standards. Employee payouts range from 10% to 110% of the individual employee’s base salary at the time either of the standards is met. The percentage is based upon the individual employee’s original date of hire, and can amount to as much as 110% for an employee whose date of hire was prior to January 1, 1998. The bonuses are payable in shares of our common stock or, to the extent an employee is eligible, deferred compensation, and may be paid in cash if an employee elects to receive a cash payment and our board of directors agrees to pay the bonus in cash. If neither of our financial performance standards has been achieved by December 28, 2003, the plan and our obligation to make any payments under the plan would terminate. As of December 29, 2003, AFC did not have a liability recorded in its consolidated financial statements for the bonus payout as it is not probable that the financial performance targets discussed above will be met.

      The payment of bonuses that may be required under our Long-Term Employee Success Plan, whether in cash or stock, may have a material adverse effect on our earnings per share for the fiscal quarter and year in which the bonuses are earned, and could adversely affect our compliance with the covenants and restrictions contained in our bank credit facility. Further, we may not have sufficient cash resources to pay these bonuses in cash at the time they become payable, which would cause us to pay all or a portion of the bonuses using shares of our common stock. Assuming that the financial performance standards were achieved as of the date of this filing, we estimate that we would be obligated to pay bonuses with an aggregate value of up to approximately $75 million. We do not expect to pay any bonuses under this program.

Impact of Inflation

      We believe that, over time, we generally have been able to pass along inflationary increases in our costs through increased prices of our menu items, and the effects of inflation on our net income historically have not been, and are not expected to be, materially adverse. Due to competitive pressures, however, increases in prices of menu items often lag behind inflationary increases in costs.

Seasonality

      Our Cinnabon bakeries and Seattle Coffee cafes have traditionally experienced the strongest operating results during the holiday shopping season between Thanksgiving and New Year’s. Any factors that cause reduced traffic at our Cinnabon bakeries and Seattle Coffee cafes during this period would impair their ability to achieve normal operating results.

Tax Matters

      We are continuously involved in U.S., state and local tax audits for income, franchise, property and sales and use taxes. In general, the statute of limitations remains open with respect to tax returns that were filed for each fiscal year after 1998. However, upon notice of a pending tax audit we often agree to extend the statute of limitations to allow for complete and accurate tax audits to be performed. Currently, the IRS is auditing our U.S. tax returns for years 1999, 2000, and 2001. The state of Texas, our largest state of operations, recently completed an audit for tax years 1996 through 2000 with no material additional amount of tax due. Presently, we do not believe that we have any tax matters that could materially adversely affect our financial position or results of operations.

      In connection with our Cinnabon acquisition, we acquired U.S. net operating loss carry forwards of $13.4 million and tax credit carry forwards of $1.8 million. In addition, we acquired numerous state net operating loss carry forwards in the states where Cinnabon had operations prior to our acquisition. The utilization of these U.S. and state tax carry forwards is restricted under the Internal Revenue Code and the various state laws. Consequently, the deferred tax asset related to these items has been fully offset on our balance sheet with a valuation allowance of $6.5 million. Accordingly, the balance sheet does not reflect a net deferred tax asset for these net operating loss and tax carry forwards.

      Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 29, 2002 would be allocated to goodwill and other non-current intangible assets.

Market Risk

      We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

      Chicken Market Risk. The principal raw material for our Popeyes and Church’s operations is fresh chicken. It constitutes approximately half of their “restaurant food, beverages and packaging” costs. These costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability, and greater international demand for domestic chicken products.

      In order to ensure favorable pricing for chicken purchases and maintain an adequate supply of fresh chicken for AFC and its franchisees, SMS (a not-for-profit purchasing cooperative formed by AFC and its franchisees) has entered into four types of chicken purchasing contracts with chicken suppliers. The first is a grain-based “cost-plus” pricing contract that utilizes prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. The second is a market-priced formula that includes a premium for cut specifications. The market-priced contracts have maximum and minimum prices that AFC and its franchisees will pay for chicken during the term of the contract. The third is a modified fixed-price contract for dark meat, with adjustments that occur only if market prices move outside of specific ranges, with provisions for certain annual price adjustments. The fourth contains fixed prices for both eight-piece cut and dark meat, for periods up to one year. These contracts have terms ranging from six months to three years. These contracts establish pricing arrangements, but do not establish any firm purchase commitments on the part of AFC or its franchisees.

      Foreign Currency Exchange Rate Risk. We are exposed to currency risk from the potential changes in foreign currency rates that directly impact our revenues and cash flows from our international operations. For each of 2002, 2001 and 2000, foreign operations represented less than 1% of sales by company-operated restaurants; approximately 17% of franchise revenues; and approximately 10%, 15%, and 13%, respectively, of wholesale revenues. Aggregated, foreign-sourced revenues for 2002, 2001 and 2000 represented 4.4%, 4.1% and 3.3% of total revenues, respectively. As of December 29, 2002, approximately $3.8 million of our accounts receivable were denominated in foreign currencies.

      Due to our international operations, we are exposed to risks from changes in international economic conditions and changes in foreign currency rates. On a limited basis, we have entered into foreign currency agreements with respect to the Korean Won to reduce our foreign currency risks associated with royalty streams from franchised operations in Korea. Net losses incurred during 2002, 2001 and 2000 related to these agreements were not significant to our financial position nor our results of operations.

      Interest Rate Risk. Our net exposure to interest rate risk consists of our borrowings under our bank credit facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of December 29, 2002, the balances outstanding under our 2002 Credit Facility totaled $222.9 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2002 Credit Facility would be approximately $2.2 million.

Critical Accounting Policies

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make assumptions and estimates that can have a material impact on our results of operations. Estimates and judgments are inherent in the calculations of allowances for doubtful accounts, legal matters, medical, pension and other post-retirement benefits, income taxes, insurance liabilities, various other commitments and contingencies, impairment of assets and the estimation of the useful lives of fixed assets and other long-lived assets and, from time to time, estimates are revised based upon more current information and additional analysis. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

      Revenue Recognition — Sales by Company-Operated Restaurants. Revenue from the sale of food and beverage products at company-operated QSRs is recognized upon delivery.

      Revenue Recognition — Franchise Operations. Revenue from franchising activities is recognized based on the terms of the underlying agreements.

Franchise Agreements. In general, our franchise agreements provide for the payment of a one-time fee associated with the opening of a new QSR and an ongoing royalty based on a percentage of sales. These agreements also require contributions by the franchisee (and AFC) to an advertising fund, as discussed below.

Development Agreements. In general, our development agreements provide for the development of a specified number of QSRs within a defined geographic territory in accordance with a schedule of opening dates. Development schedules generally cover three to five years and typically have benchmarks for the number of QSRs to be opened at six to twelve month intervals. Development agreement payments are made when the agreement is executed and are nonrefundable.

      Initial franchise fees and development fees are recorded as deferred franchise revenue when received and are recognized as revenue when the QSRs covered by the fees are opened or all material services or conditions relating to the fees have been substantially performed or satisfied by AFC. We recognize royalty revenues as earned.

      Revenue Recognition — Wholesale Transactions. Revenue from our wholesale operations is recognized upon delivery, based upon the terms of each sale.

      Other Revenues. Other revenues are principally composed of rental income associated with properties leased or sub-leased to franchisees and other fees associated with unit conversions. Rental revenues are recognized on the straight-line basis over the lease term. Fees associated with unit conversions are recognized when all material services or conditions relating to the fees have been substantively performed or satisfied by AFC

      Slotting Fees. Slotting fees are paid to grocery stores to obtain favorable shelf positioning for our wholesale products. Fees paid pursuant to a written contract are deferred and amortized over the term of the contract as a reduction of wholesale revenues. All other fees of this nature are charged against wholesale revenues as incurred.

      Gains and Losses Associated With Unit Conversions. In the normal course of business, we sell the assets of company-operated QSRs to existing or new franchisees. These transactions are referred to as unit conversions.

      We defer gains on unit conversions when we have continuing involvement in the assets sold beyond the customary franchisor role. Our continuing involvement generally includes seller financing or the leasing of real estate to the franchisee. Deferred gains are recognized over the remaining term of the continuing involvement. Losses are recognized immediately. For unit conversions, the computation of gains or losses also includes an allocation of goodwill if the underlying unit was acquired through a transaction accounted for by the purchase method.

      Insurance Accruals. We are self-insured for most workers’ compensation, general liability, automotive liability losses and health care claims. We record our insurance liabilities based on historical and industry trends, which are continually monitored, and accruals are adjusted when warranted by changing circumstances. Since there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

      Employee Benefit Plans. Retirement and other benefit plans, including all relevant assumptions required by generally accepted accounting principles, are evaluated each year. Due to the technical nature of retirement accounting, outside actuaries are used once every two years to provide assistance in calculating the estimated future obligations. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations.

      Litigation Accruals. In the normal course of business, we must make continuing estimates of outcomes of future legal proceedings and related liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal proceedings could be different than management estimates, and adjustments to income could be required.

      Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Depreciation and Amortization. Depreciation is recognized using the straight-line method in amounts adequate to depreciate costs over the following estimated useful lives: buildings, up to 35 years; leasehold improvements, up to 15 years; equipment, up to 15 years; and property under capital leases, up to the life of the related lease. For finite-lived intangible assets, amortization is recognized using the straight-line method over the following estimated useful lives: 20-40 years for franchise value and 3-20 years for other definite-lived intangible assets.

      Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets. We evaluate goodwill, other intangible assets and long-lived assets for impairment on an annual basis (the fourth quarter of each year) or when circumstances arise indicating that a particular asset might be impaired.

      In accordance with the requirements of SFAS 142, we assign goodwill and other indefinite-lived assets to our reporting units for purposes of our impairment evaluation. Our reporting units are our business segments. The impairment evaluation is conducted using a two-step process. In the first step, we compare the carrying value of each reporting unit’s net assets to its estimated fair value. We estimate the fair value of the net assets using a discounted cash flow model or market price if available. The operating assumptions used in the discounted cash flow model are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the fair value of the reporting unit’s net assets is determined to be less than the carrying value, a second step is performed. In the second step, we determine the level of impairment by comparing the implied fair value of the reporting unit’s goodwill (a process that assigns the estimated fair value of the reporting unit to its assets in a manner similar to a purchase price allocation) to its carrying value. If the estimated fair value is less than the carrying value, an impairment charge is recorded for the difference.

      For property and equipment at company-operated QSRs, we perform our annual impairment evaluation on a site-by-site basis. We evaluate QSRs using a “two-year history of operating losses” as our primary indicator of potential impairment. Based on the best information available, we write down an impaired QSR to its estimated fair market value, which becomes its new cost basis. We generally measure estimated fair market value by discounting estimated future cash flows. In addition, when we decide to close a QSR, it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

Accounting Standards Adopted in 2002

      In the first quarter of 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). At that time, we discontinued our prior practice of amortizing goodwill and other indefinite-lived assets. These assets are now being accounted for by the impairment-only approach. Our finite-lived intangible assets continue to be amortized on a straight-line basis as in prior years. In adopting SFAS 142, we recorded a transitional charge of $11.8 million to reduce the carrying value of the goodwill associated with our coffee segment. In the Consolidated Financial Statements, this charge is presented as the cumulative effect of an accounting change. In the fourth quarter of 2002, we recorded an additional impairment charge of $25.5 million relating to goodwill in our coffee segment. In the Consolidated Financial Statements, this additional charge is reflected in the caption “impairment charges and other expenses, net.”

      In the first quarter of 2002, we adopted, SFAS No. 144. At that time, SFAS 144 had no effect on our consolidated financial statements. During the fourth quarter of 2002, as part of our annual assessment of impairment, we recognized impairment charges of $13.6 million pursuant to the guidelines of SFAS 144. In the Consolidated Financial Statements, these charges are included within the caption “impairment charges and other expenses, net.” These charges relate to various company-operated QSRs whose operating results had deteriorated in 2002, warranting a write-down of fixed asset balances.

      During 2002, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). As a result, we have included the write-off of debt issuance costs associated with the early extinguishment of debt as a component of “interest expense, net” in our Consolidated Financial Statements. Prior years have been reclassified to reflect adoption of SFAS 145.

Accounting Standards That We Have Not Yet Adopted

      In May 2003, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15,

2003. We have not entered into or modified any financial instruments within the scope of SFAS 150 since May 31, 2003, nor do we currently hold any significant financial instruments within its scope.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement on Derivative Instruments and Hedging Activities(“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We believe adoption of SFAS 149 will not have a material effect on our financial position or our results of operations.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 applies immediately to variable interest in VIEs created or obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the end of fiscal 2003, December 27, 2003, for the Company). FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when FIN 46 becomes effective.

      As discussed in Note 13, we have guaranteed franchisee loan and lease obligations of approximately $1.5 million and have provided an additional $1 million in guarantees under a loan program for franchisees to purchase or develop new units.

      Also as discussed in Note 13, we and our franchisees own a purchasing cooperative, SMS, for the purpose of purchasing certain restaurant products. Our equity ownership is generally proportional to the percentage ownership of the QSRs we own in relation to the total QSRs that participate in SMS. We are continuing to evaluate whether this cooperative is a VIE under the provisions of FIN 46, and if so, whether we are the primary beneficiary. We do not currently believe consolidation of this cooperative will be required as a result of the adoption of FIN 46.

      As of the date of this filing, we understand the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46. Additionally, certain FSPs relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact our analysis of the applicability of FIN 46 to entities that are franchisees of our brands. We are aware of certain interpretations by some parties of the provisions of FIN 46, given its continuing evolution, which could have applicability when certain conditions exist that are not representative of a typical franchise relationship. These conditions include the franchisor possessing an equity interest in, or providing significant levels of, financial support to a franchisee. Except as discussed in “Assets Under Contractual Agreement”, of Note 2 to the Consolidated Financial Statements, we do not possess any ownership interests in our franchisees.

      Additionally, we generally do not provide financial support to the franchisee in our typical franchise relationship. While we continue to monitor and analyze developments regarding FIN 46 that would impact its applicability to franchise relationships, at this time we do not believe that the required consolidation of franchise entities, if any, would materially impact our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 requiring more prominent disclosures in both annual and interim financial statements about the effect of the method used on reported results. Regardless of whether, when or how a company adopts the fair value based method of accounting, SFAS 148 prescribes a specific tabular format and requires disclosure in the “Summary of Significant Accounting Policies” or its equivalent. We believe adoption of SFAS 148 will not have a material effect on our financial position or our results of operations.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”). Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods after December 15, 2002. As it relates to our loan guarantee programs, we have complied with the disclosure requirements of Interpretation 45. As it concerns the recognition provisions of Interpretation 45, we do not believe that their adoption, in the first quarter of 2003, will have a material effect on our financial position or our results of operations.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 supercedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires the fair value of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We believe adoption of SFAS 146 will not have a material effect on our financial position or our results of operations.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of leases and the associated asset retirement costs. It is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 will be adopted in the first quarter of 2003. We believe the effect of adopting SFAS 143 will result in a charge of less than $1.0 million to our consolidated results of operation.

Risks Factors That May Affect Financial Condition and Results of Operations

      Certain statements we make in this filing, and other written or oral statements made by or on our behalf, may constitute “forward-looking statements” within the meaning of the federal securities laws. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” “we believe,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following risk factors, and others that we may add from time to time, are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements.

Litigation or regulatory actions arising in connection with the restatement of our financial statements could adversely affect our financial condition.

      We, and various of our present and former directors and officers, are involved in several matters relating to our announcement that we would restate our financial statements for the first three quarters of fiscal year 2002 and for fiscal years 2001 and 2000. Those lawsuits and other legal matters in which we have become involved following the announcement of the restatement are described in Item 3, “Legal Proceedings” in Part I of this Annual Report on Form 10-K. Those lawsuits present material and significant risk to us. Although we believe that we have meritorious defenses to the claims of liability or for damages in these actions, we are unable at this time to predict the outcome of these actions or reasonably estimate a range of damages in the event plaintiffs in these or other potential matters relating to the same events prevail under one or more of their claims. The amount of a settlement of or judgment on one or more of these claims could substantially exceed the limits of our D&O insurance. The ultimate resolution of these matters could have a material adverse impact on our financial results, financial condition, and liquidity, and on the trading price of our common stock.

      There can be no assurance that these lawsuits and other legal matters will not have a disruptive effect upon the operations of the business, or that these matters will not consume the time and attention of our senior management. In addition, we are likely to incur substantial expenses in connection with such matters, including substantial fees for attorneys and other professional advisors.

      We have purchased D&O insurance that may provide coverage for some or all of these matters. We have given notice to our D&O insurers of the claims described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of our announced restatement of our financial statements. There is risk that the D&O insurers will rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, our ultimate liability will exceed the available insurance.

Relationships with franchisees and our vendors and suppliers may be adversely affected by our restatement of our financial results and related litigation.

      Due to our restatement of our financial statements and related litigation, new or existing franchisees, vendors, suppliers or others may have concerns that we will become unreliable in operating our business or that our brand image will be harmed. As a result, we may experience a decrease in the number of new franchisees or a reluctance on the part of existing franchisees to renew their agreements with us. In addition, we may experience a loss of other important business relationships. If our franchisees, vendors, suppliers or others lose confidence in our ability to operate our business or the reputation of our brands, our business may be materially harmed.

Because our operating results are closely tied to the success of our franchisees, the failure of one or more of these franchisees could adversely affect our operating results.

      Our operating results are increasingly dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants and bakeries. How well our franchisees operate their units is outside of our direct control. Any failure of these franchisees to operate their franchises successfully could adversely affect our operating results. From the beginning of 1996 to December 29, 2002, the number of our franchised units increased from 1,477 to 3,532. We currently have over 575 franchisees. In addition, one of our domestic franchisees currently operates over 150 Popeyes restaurants, another domestic franchisee currently operates approximately 100 Church’s restaurants, and a third domestic franchisee currently operates over 100 Cinnabon bakeries. In addition, each of our international franchisees is generally responsible for the development of significantly more restaurants, bakeries or cafes than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully.

If our senior management left us, our operating results could be adversely affected, and we may not be able to attract and retain additional qualified management personnel.

      We are dependent on the experience and industry knowledge of Frank J. Belatti, our Chairman of the Board, Chief Executive Officer and interim Chief Financial Officer, and Dick R. Holbrook, our President and Chief Operating Officer, and other members of our senior management team. Since the departure of our previous Chief Financial Officer, Mr. Belatti has also been serving in that capacity while we undertake a search to hire a new Chief Financial Officer. If, for any reason, our senior executives do not continue to be active in management or if we are unable to retain qualified new members of senior management, our operating results could be adversely affected. We cannot assure you that we will be able to attract and retain additional qualified senior executives as needed. Specifically, the restatement of our financial statements and the pending securities litigation may adversely affect our ability to attract and retain qualified senior management. We have employment agreements with each of Messrs. Belatti and Holbrook; however, these agreements do not ensure their continued employment with us.

The number of new units to be opened by franchisees has been and may continue to be adversely affected by our delay in releasing audited financial statements for 2002 and filing quarterly financial statements for 2003.

      Under federal regulations and certain state franchising laws in the United States, we must provide a franchise offering circular to prospective franchisees at the earlier of the first personal meeting with a prospective franchisee or ten business days before the franchisee signs a franchise agreement or pays us any money. This offering circular must include current financial information. Because of our delay in releasing audited financial statements for 2002 and filing quarterly financial statements for 2003, we have not had an offering circular with current financial information and, with certain exceptions, we have been unable to sell or offer to sell franchises to prospective franchisees in the United States since the expiration of our prior year’s franchise offering circular. This delay will result in the number of new units to be opened by domestic franchisees during 2003 being below the number we had previously anticipated and may adversely affect the number of new units to be opened by franchisees in 2004 and future years.

If we are unable to relist our common stock with the Nasdaq National Market or another major securities market or exchange, the trading price of our common stock may decline substantially and shareholders will experience a significant decrease in the liquidity of our common stock.

      On April 16, 2003, the Nasdaq National Market notified us by letter that we had failed to file our 2002 Annual Report on Form 10-K, which we were required to file pursuant to Nasdaq Marketplace Rule 4310(c)(14). In connection with this notification, a fifth character, the letter E, was temporarily added to our stock symbol. On May 29, 2003, the Nasdaq National Market notified us that we had failed to file our Quarterly Report on Form 10-Q for the quarterly period ended April 20, 2003, also required by Rule 4310(c)(14). We were unable to make these filings on a timely basis due to the extended time needed to complete the audit work on our 2002, 2001 and 2000 financial statements and the associated restatement described in Note 23 to the Consolidated Financial Statements.

      On June 19, 2003, we announced that the Nasdaq Listing Qualifications Panel had determined that they would continue listing our common stock on the Nasdaq National Market, subject to certain specified conditions, including the filing of this Annual Report on Form 10-K by July 16, 2003 and the filing of our 2003 Quarterly Reports on Form 10-Q by certain specified dates. On July 15, 2003, we informed the Panel that we would not be able to meet the conditions, and we requested that the Panel provide us an additional extension. On August 14, 2003, we announced that the Nasdaq Listing Qualifications Panel had notified us that our common stock would be delisted from the Nasdaq National Market as of the opening of business on Monday, August 18, 2003, because we had not yet made the required SEC filings. On that date our common stock began trading on the Pink Sheets. Because we are not current in our periodic SEC reporting requirements, we are presently ineligible to trade on the OTC Bulletin Board.

      There can be no assurance that we will be able to relist our common stock on the Nasdaq National Market or any other major securities market or exchange. If we are unable to relist our common stock, the trading price of our common stock may decline substantially and shareholders will experience a significant decrease in the liquidity of our common stock. Securities that trade on the Pink Sheets, including our common stock, may also be subject to higher transaction costs for trades and have reduced liquidity compared to securities that trade on the Nasdaq National Market and other organized markets and exchanges.

If we are unable to successfully address the deficiencies in our internal controls, our ability to report our financial results on a timely and accurate basis may continue to be adversely affected.

      Our independent auditors advised our Audit Committee that, in connection with their audits of our 2002, 2001 and 2000 financial statements, they identified certain deficiencies that constituted material control weaknesses. These weaknesses contributed to the restatement of our financial statements for the first three quarters of 2002 and for fiscal years 2001, 2000, 1999 and 1998. In addition, our Audit Committee, pursuant to an independent investigation into several accounting issues that arose in connection with the restatement, concluded that our accounting, financial reporting and internal control functions needed significant improvement. We have begun implementing various actions to address the issues identified in the evaluation of our controls and procedures. If these actions are not successful in addressing these internal control issues, our ability to report our financial results on a timely and accurate basis may continue to be adversely affected.

Our 2002 Credit Facility may limit our ability to expand our business, and our ability to comply with the covenants, tests and restrictions contained in these agreements may be affected by events that are beyond our control.

      Our 2002 Credit Facility contains financial and other covenants requiring us, among other things, to maintain financial ratios and meet financial tests. It also restricts our ability to incur additional indebtedness, engage in mergers, acquisitions or reorganizations, pay dividends, create or allow liens, and make capital expenditures. The restrictive covenants in our 2002 Credit Facility may limit our ability to expand our business, and our ability to comply with these provisions and to repay or refinance our 2002 Credit Facility may be affected by events beyond our control. A failure to make any required payment under our 2002 Credit Facility or to comply with any of the financial and operating covenants included in the 2002 Credit Facility would result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time. During 2003 we obtained amendments to our 2002 Credit Facility extending the periods in which we may file our 2002 audited financial statements, our 2003 quarterly financial statements and to adjust certain financial ratios for 2003.

If we are unable to franchise a sufficient number of QSRs, our growth strategy could be at risk.

      As of December 29, 2002, we franchised 2,709 Popeyes, Church’s, Cinnabon and Seattle Coffee units domestically and 823 units in Puerto Rico and 33 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised QSRs, both through sales of new franchises and sales of existing company-operated units to new and existing franchisees. If we are unable to franchise a sufficient number of QSRs, our growth strategy could be significantly impaired.

      Our ability to successfully franchise additional QSRs will depend on various factors, including the availability of suitable sites, the negotiation of acceptable leases or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees, our ability to manage this anticipated expansion, and general economic and business conditions. Many of the foregoing factors are beyond the control of our franchisees. Further, there can be no assurance that our franchisees will successfully develop or operate their units in a manner consistent with our concepts and standards, or will have the business abilities or access to financial resources necessary to open the units required by their agreements. Historically, there have been many instances in which Church’s and Popeyes franchisees have not fulfilled their obligations under their development agreements to open new units.

If the cost of chicken increases, our cost of sales will increase and our operating results could be adversely affected.

      The principal raw material for our Popeyes and Church’s operations is fresh chicken. It constitutes approximately half of their “restaurant food, beverages and packaging” costs. Any material increase in the costs of these food products could adversely affect our operating results. Our company-operated and franchised restaurants purchase fresh chicken from approximately 13 suppliers who service us from 37 plant locations. These costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability. Because our purchasing agreements for fresh chicken allow the prices that we pay for chicken to fluctuate, a rise in the prices of chicken products could expose us to cost increases. If we fail to anticipate and react to increasing food costs by adjusting our purchasing practices or increasing our sales prices, our cost of sales may increase and our operating results could be adversely affected.

If we face labor shortages or increased labor costs, our growth and operating results could be adversely affected.

      Labor is a primary component in the cost of operating our QSRs. As of December 29, 2002, we employed 8,935 hourly-paid employees in our company-operated units. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of qualified employees, including QSR managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas. Although we have not yet experienced any significant problems in recruiting or retaining employees for our company-operated units, any future inability to recruit and retain sufficient individuals may delay the planned openings of new units. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.

Our expansion into new markets may present additional risks that could adversely affect the success of our new units, and the failure of a significant number of these units could adversely affect our operating results.

      We expect to enter into new geographic markets in which we have no prior operating or franchising experience. We face challenges in entering new markets, including consumers’ lack of awareness of our brands, difficulties in hiring personnel, and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. Any failure on our part to recognize or respond to these differences may adversely affect the success of our new units. The failure of a significant number of the units that we open in new markets could adversely affect our operating results.

Changes in consumer preferences and demographic trends, as well as concerns about health or food quality, could result in a loss of customers and reduce our revenues.

      Foodservice businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. Our franchisees, and we, are from time to time, the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may harm our reputation or our franchisees’ reputation, regardless of whether the allegations are valid or not, whether we are found liable or not, or those concerns relate only to a single unit or a limited number of units or many units. In addition, the restaurant industry is currently under heightened legal and legislative scrutiny resulting from the perception that the practices of restaurant companies have contributed to the obesity of their guests. Additionally, some animal rights organizations have engaged in confrontational demonstrations at certain restaurant companies across the country. As a multi-unit restaurant company, we can be adversely affected by the publicity surrounding allegations involving illness, injury, or other food quality, health or operational concerns. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also adversely affect our business as a whole. If we are unable to adapt to changes in consumer preferences and trends, or we have adverse publicity due to any of these concerns, we may lose customers and our revenues may decline.

If we are unable to compete successfully against other companies in the QSR industry or to develop new products that appeal to consumer preferences, we could lose customers and our revenues may decline.

      The QSR industry is intensely competitive with respect to price, quality, brand recognition, service and location. If we are unable to compete successfully against other foodservice providers, we could lose customers and our revenues may decline. We compete against other QSRs, including chicken, hamburger, pizza, Mexican and sandwich restaurants, other purveyors of carry out food and convenience dining establishments, including national restaurant chains. Many of our competitors possess substantially greater financial, marketing, personnel and other resources than we do. There can be no assurance that consumers will continue to regard our products favorably, that we will be able to develop new products that appeal to consumer preferences, or that we will be able to continue to compete successfully in the QSR industry. In addition, KFC, our primary competitor in the chicken segment of the QSR industry, has far more units, greater brand recognition and greater financial resources, all of which may affect our ability to compete.

      Our Cinnabon bakeries compete directly with national chains located in malls and transportation centers such as Auntie Anne’s, The Great American Cookie Company and Mrs. Fields, as well as numerous regional and local companies. Our Cinnabon bakeries also compete indirectly with other QSRs, traditional bakeries, donut shops, ice cream and frozen yogurt shops and pretzel and cookie companies.

Our quarterly results and same-store sales may fluctuate significantly and could fall below the expectations of securities analysts and investors, which could cause the market price of our common stock to decline.

      Our quarterly operating results and same-store sales have fluctuated significantly in the past and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. If our quarterly results or same-store sales fluctuate or fall below the expectations of securities analysts and investors, the market price of our common stock could decline. Our business is subject to seasonal fluctuations, which may cause our operating results to vary significantly depending upon the region of the U.S. in which a particular unit is located, as well as the time of year and the weather. For example, inclement weather may reduce the volume of consumer traffic at QSRs, and may impair the ability of our system-wide units to achieve normal operating results for short periods of time. In particular, our Cinnabon bakeries and Seattle Coffee cafes have traditionally experienced the strongest operating results during the holiday shopping season between Thanksgiving and New Year’s. Consequently, any factors that cause reduced traffic at our Cinnabon bakeries and Seattle Coffee cafes during this period would have a greater effect because of this seasonality.

      Factors that may cause our quarterly results and same-store sales to fluctuate include the following:

•	the disposition of company-operated restaurants;

•	the opening of new restaurants, bakeries and cafes by us or our franchisees;

•	increases in labor costs;

•	increases in the cost of food products;

•	the ability of our franchisees to meet their future commitments under development agreements;

•	consumer concerns about food quality;

•	the level of competition from existing or new competitors in the QSR industry; and

•	economic conditions generally, and in each of the markets in which we or our franchisees are located.

      Accordingly, results for any one-quarter are not indicative of the results to be expected for any other quarter or for the full year, and same-store sales for any future period may decrease.

We are subject to extensive government regulation, and our failure to comply with existing regulations or increased regulations could adversely affect our business and operating results.

      We are subject to numerous federal, state, local and foreign government laws and regulations, including those relating to:

•	the preparation and sale of food;

•	building and zoning requirements;

•	environmental protection;

•	minimum wage, overtime and other labor requirements;

•	compliance with the Americans with Disabilities Act; and

•	working and safety conditions.

      If we fail to comply with existing or future regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

      We are also subject to regulation by the Federal Trade Commission and to state and foreign laws that govern the offer, sale and termination of franchises and the refusal to renew franchises. The failure to comply with these regulations in any jurisdiction or to obtain required approvals could result in a ban or temporary suspension on future franchise sales or fines or require us to make a rescission offer to franchisees, any of which could adversely affect our business and operating results.

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

      As of December 29, 2002, we had 821 franchised restaurants, bakeries and cafes in Puerto Rico and 33 foreign countries, including a significant number of franchised restaurants in Asia. Such operations are transacted in the respective local currency. The amount owed us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries.

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

      We franchise our QSRs to various franchisees. While we try to ensure that the quality of our brands and branded products is maintained by all of our franchisees, we cannot be certain that these franchisees will not take actions that adversely affect the value of our intellectual property or reputation.

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

      Approximately 125 of our owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination, as well as any other environmental conditions at our properties that are unrelated to underground storage tanks. If we are found liable for the costs of remediation of contamination at any of these properties, our operating expenses would likely increase and our operating results would be materially adversely affected. We have obtained insurance coverage that we believe will be adequate to cover any potential environmental remediation liabilities. However, there can be no assurance that the actual costs of any potential remediation liabilities will not materially exceed the amount of our policy limits.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information about market risk can be found in Item 7 of this report under the caption “Market Risk.”

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      We have included our Consolidated Financial Statements, which are required by this item, beginning on Page F-1 of this report and hereby incorporate by reference the relevant portions of those statements and accompanying notes into this Item 8.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As recommended by our Audit Committee, our Board of Directors on April 15, 2002 decided to no longer engage Arthur Andersen LLP (“Andersen”) as AFC’s independent public accountants and engaged KPMG LLP (“KPMG”) to serve as our independent public accountants for the fiscal year ending December 29, 2002.

      Andersen’s reports on our consolidated financial statements for each of the years ended December 30, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During our fiscal years ended December 30, 2001 and December 31, 2000 and through the period preceding Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

      During our fiscal years ended December 30, 2001 and December 31, 2000 and through the period prior to our engagement of KPMG, we did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	CONTROLS AND PROCEDURES

      Disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) are properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.

      CEO and CFO certifications. Attached as Exhibit 31.1 and 31.2 to this Annual Report on Form 10-K are certifications by our CEO and CFO. At present, our CEO is serving as our interim CFO. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This portion of our Annual Report on Form 10-K describes the results of our controls evaluation referred to in the Section 302 Certifications.

      Our evaluation of AFC’s disclosure controls and procedures. We evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of the end of fiscal year 2002, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO who is also serving as our interim CFO. This evaluation included a review of certain deficiencies in internal controls at our Seattle Coffee subsidiary initially disclosed in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended October 6, 2002; findings and advice from KPMG arising in conjunction with their audits recently completed that included the restatement of previously issued financial information (see Notes 23 and 25 to our Consolidated Financial Statements); and an independent investigation initiated by our Audit Committee, each of which is described below.

      KPMG assessed the internal controls at our Seattle Coffee subsidiary as part of their interim review of our consolidated operations for the third quarter of 2002 and they advised us that there were significant deficiencies in those internal controls. From that assessment, we and our Audit Committee received process improvement recommendations related to Seattle Coffee’s systems and processes. Shortly thereafter, we began to address and implement corrective actions as a result of these recommendations.

      In connection with their audits of our financial statements for 2002, 2001 and 2000, KPMG assessed the internal controls of AFC and our subsidiaries and advised our Audit Committee that certain identified deficiencies constituted material control weaknesses (as defined by standards established by the American Institute of Certified Public Accountants). In their communications with our Audit Committee, KPMG stated that the more significant deficiencies were:

•	inadequate and untimely resolution of balance sheet account reconciliation discrepancies,

•	absence of appropriate reviews and approvals of transactions and accounting,

•	inadequate procedures for appropriately assessing and applying accounting principles, and

•	failure of identified controls in preventing or detecting misstatements of accounting information.

      Our management and our Audit Committee took a leadership role in assessing the underlying issues giving rise to the restatement and in ensuring proper steps were taken to improve our control environment. Our management and our Audit Committee took these actions in consultation with KPMG. Independent legal counsel to the Audit Committee and a forensic accounting firm performed an independent investigation into several accounting issues that arose in connection with the restatement. That investigation concluded that there was not evidence that our management intentionally used improper accounting practices to manipulate earnings and that there was no evidence of any fraud or intentional misconduct on the part of AFC, our officers or our employees. The Audit Committee, however, also concluded that our accounting, financial reporting and internal control functions needed significant improvement, including our system of documenting transactions. The Audit Committee further concluded that our internal technical accounting expertise was weak, and that enhanced training, staffing and discipline in the accounting and internal audit areas were needed. The Audit Committee found that our management has proactively identified a number of these issues and has appropriately taken steps to address them.

      Actions taken in response to our evaluation. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2002 identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the findings described above, during 2003 we began implementing the following actions to address the issues we identified in our evaluation of controls and procedures:

•	We have sought to thoroughly understand the nature of the issues through discussions with KPMG and the independent counsel and forensic accountants engaged by our Audit Committee.

•	Our Audit Committee has exercised increased oversight over management’s assessment of internal controls and response to control weaknesses identified in the above assessments.

•	We have hired outside consultants to assist our internal audit group in documenting our accounting and business processes and identifying areas that require control or process improvement.

•	We are establishing new internal control processes based on discussions with the Audit Committee’s independent counsel and forensic accountants, KPMG and other consultants we have engaged to help us in this regard and our own management team seeking to remedy the problems identified.

•	We are currently engaged in a search for a new chief financial officer.

•	We have employed a new Vice President, Finance who has an extensive public accounting background, as a former audit partner of a Big-Four accounting firm, and broad SEC reporting experience.

•	We have hired a Director of Internal Control whose primary responsibilities are to oversee the establishment of formalized policies and procedures throughout our organization and to document and assess our system of internal controls.

•	We are establishing processes whereby the chief financial officers at each of our brands have responsibility for the accuracy of their brand’s financial statements and other accounting information associated with their brand’s operation.

•	We have hired controllers for each of our brands who are responsible for the daily maintenance of each respective brand’s accounting system (such tasks were previously performed through a centralized corporate function).

•	We are instituting more rigorous procedures for period-end analysis of balance sheet and income statement accounts, period-end reconciliations of subsidiary ledgers, and the correction of reconciling items in a timely manner. We are also enhancing our accounting documentation policies.

•	We are upgrading our IT systems throughout our organization including in-store systems, our general ledger packages, our fixed assets, accounts receivable, accounts payable, and payroll systems, and our corporate reporting packages. We are redesigning our internal reporting packages and standardizing our internal reporting tools, all with the purpose of improving the quality and flow of financial information within our organization.

•	We are instituting new procedures around our quarterly reporting processes whereby significant accounting issues are discussed and documented, reviewed with our external auditors and our Audit Committee, formally approved by our management, and given timely effect in our books and records.

•	We have formed a Disclosure Committee and adopted a Disclosure Committee Manual to assist our CEO and CFO in certifying our public filings, and complying with all SEC rules and regulations.

•	We are broadening the scope of our internal audit function and have changed its reporting responsibility. It now reports directly to the Audit Committee and CEO.

•	We have established a whistle-blower policy to accommodate confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters as required by Section 307 of the Sarbanes-Oxley Act of 2002.

      We believe that our disclosure controls and procedures have improved due to the scrutiny of such matters by our management and Audit Committee, our external auditors, and other consultants we have engaged to assist us in assessing and improving our system of internal controls. We believe our controls and procedures will continue to improve as we complete the implementation of the actions described above.

      Based in part upon these changes, our CEO, acting also as our interim CFO, believes that as of the filing date of this Annual Report on Form 10-K, our disclosure controls and procedures are reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

      Other than as described above, there have been no changes in our internal control over financial reporting identified in our evaluation that occurred since our fourth quarter of fiscal 2002 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officer and Director Biographies

      The following provides information about our directors and executive officers as of November 30, 2003.

      Frank J. Belatti, age 55, has served as Chairman of the Board and Chief Executive Officer since we commenced operations in November 1992, following the reorganization of our predecessor. Mr. Belatti has served as our interim Chief Financial Officer since the resignation of our prior Chief Financial Officer on April 28, 2003. From 1990 to 1992, Mr. Belatti was employed as President and Chief Operating Officer of HFS, the franchisor of hotels for Ramada and Howard Johnson. From 1989 to 1990, Mr. Belatti was President and Chief Operating Officer of Arby’s, Inc., and from 1985 to 1989 he served as the Executive Vice President of Marketing at Arby’s. From 1986 to 1990, Mr. Belatti also served as President of Arby’s Franchise Association Service Corporation, which created and developed the marketing programs and new products for the Arby’s system. Mr. Belatti received the 1999 Entrepreneur of the Year Award from the International Franchise Association. Mr. Belatti serves as a member of the board of directors of Radio Shack Corporation and Galyan’s Trading Company, Inc.

      Dick R. Holbrook, age 50, has served as our President and Chief Operating Officer since August 1995. From November 1992 to July 1995, Mr. Holbrook served as our Executive Vice President and Chief Operating Officer. He has been a director since April 1996. Mr. Holbrook has served as our interim President of Popeyes Chicken & Biscuits since the resignation of our prior President of Popeyes Chicken & Biscuits in January 2003. From 1991 to 1992, Mr. Holbrook served as Executive Vice President of Franchise Operations for HFS. From 1972 to 1991, Mr. Holbrook served in various management positions with Arby’s, most recently as Senior Vice President of Franchise Operations. Mr. Holbrook serves on the board of directors of Rare Hospitality International, Inc.

      Victor Arias, Jr., age 47, has served as a director since May 2001. Mr. Arias has been an executive search consultant for Spencer Stuart, an executive search firm, since April 2002. From 1996 until April 2002, Mr. Arias served as Executive Vice President & Regional Managing Director of DHR International, an executive search firm. From 1993 to 1996, Mr. Arias was Executive Vice President and National Marketing Director of Faison-Stone, a real estate development company. From 1984 to 1993, Mr. Arias was Vice President of La Salle Partners, a corporate real estate services company. He currently serves on the board of trustees of Stanford University.

      Carolyn Hogan Byrd, age 55, has served as a director since May 2001. Ms. Byrd founded GlobalTech Financial, LLC, a financial services and consulting company headquartered in Atlanta, Georgia, in May 2000 and currently serves as chairman and chief executive officer. From November 1997 to October 2000, Ms. Byrd served as president of The Coca-Cola Financial Corporation. From 1977 to 1997, Ms. Byrd served in a variety of domestic and international positions with The Coca-Cola Company. Ms. Byrd currently serves on the board of directors of Rare Hospitality International, Inc., The St. Paul Companies, Inc. and Circuit City Stores, Inc., and on the Federal Reserve Bank of Atlanta Advisory Board.

      R. William Ide, III, age 63, has served as a director since August 2001. Since January 1, 2003, Mr. Ide has been a partner with McKenna, Long & Aldridge, LLP, a national law firm. From July 2001 to July 2002, Mr. Ide provided legal services and business consulting through the offices of R. William Ide. From 1996 to June 2001, Mr. Ide served as Senior Vice President, Secretary and General Counsel of Monsanto Corporation. From 1993 to 1996, Mr. Ide was a partner with Long, Aldridge & Norman, a multi-city law firm. Mr. Ide served as Counselor to the United States Olympic Committee from 1998 to 2001, was president of the American Bar Association from 1993 to 1994 and currently serves as a Fellow to the Director’s Institutes of the Conference Board and of the Goizueta Business School at Emory University.

      Kelvin J. Pennington, age 45, has served as a director since May 1996. Since 1995, Mr. Pennington has served as President of Pennington Partners & Co. which is a general partner of PENMAN Partners, the management company for the PENMAN Private Equity and Mezzanine Fund, L.P.

      John M. Roth, age 45, has served as a director since April 1996. Mr. Roth joined Freeman Spogli & Co. in March 1988 and became a principal in 1993. From 1984 to 1988, Mr. Roth was employed by Kidder, Peabody & Co. Incorporated in the Mergers and Acquisitions Group. Mr. Roth also serves as a member of the board of directors of Advance Auto Parts, Inc., Asbury Automotive Group, Inc. and Galyan’s Trading Company, Inc.

      Ronald P. Spogli, age 55, has served as a director since April 1996. Mr. Spogli is a founding principal of Freeman Spogli & Co., which he founded in 1983. Mr. Spogli also serves as a member of the board of directors of Hudson Respiratory Care, Inc., Advance Auto Parts, Inc. and Galyan’s Trading Company, Inc.

      Peter Starrett, age 56, has served as a director since September 1998. In August 1998, Mr. Starrett founded Peter Starrett Associates, a retail advisory firm, and currently serves as its President. From 1990 to 1998, Mr. Starrett served as the President of Warner Bros. Studio Stores Worldwide. Previously, he held senior executive positions at both Federated Department Stores and May Department Stores. Mr. Starrett also serves on the boards of directors of Guitar Center, Inc., The Pantry, Inc., Pacific Sunwear, Inc. and Galyan’s Trading Company, Inc.

      Allan J. Tanenbaum, age 57, has served as Senior Vice President — Legal Affairs, General Counsel and Secretary since February 2001. From June 1996 to February 2001, Mr. Tanenbaum was a shareholder in Cohen Pollock Merlin Axelrod & Tanenbaum, P.C., an Atlanta, Georgia law firm, and prior to June 1996, for 25 years, a shareholder in Frankel, Hardwick, Tanenbaum & Fink, P.C. Mr. Tanenbaum serves on the board of directors of The National Council of Chain Restaurants, The Atlanta Bar Foundation, The Hank Aaron Chasing The Dream Foundation, Inc. and The Children’s Museum of Atlanta, and represents the State Bar of Georgia in the House of Delegates of the American Bar Association.

      Hala Moddelmog, age 47, has served as President of Church’s Chicken since January 1996. From May 1993 to December 1995, Ms. Moddelmog was Vice President of Marketing and then Senior Vice President and General Manager for Church’s. From 1990 to 1993, Ms. Moddelmog was Vice President of Product Marketing and Strategic Planning at Arby’s Franchise Association Service Corporation. Ms. Moddelmog serves on the advisory board of Source Food Technology, Inc., Harmony (Atlanta’s International Youth Chorus), Atlanta Women’s Foundation and Advantage: Women 2003. She is the present board chair of Leadership Atlanta and past board member of Emory University’s Board of Visitors.

      Chris Elliot, age 49, has served as President of Cinnabon since January 2003. From June 2002 to December 2002, Mr. Elliot was the Interim President of Cinnabon. From August 2001 to November 2002, Mr. Elliot was Chief Operating Officer of Cinnabon. Prior to joining Cinnabon, Mr. Elliot was Chief Operating Officer of Church’s Chicken from June 1997 to July 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC reports of ownership and changes in ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished to us or written representations that no other reports were required, we believe that during 2002, all of our directors, executive officers and greater than 10% beneficial owners complied with these requirements.

Item 11.     EXECUTIVE COMPENSATION

      The following table sets forth the compensation received for services rendered to us by our Chief Executive Officer and the other four most highly compensated executive officers whose salary and bonus exceeded $100,000 for 2002. We refer to these individuals as our named executive officers.

Summary Compensation Table

				Long-Term
		Annual Compensation		Compensation

				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options(#)	Compensation(1)

Frank J. Belatti	2002	$574,999	$181,750	120,000	$12,240
Chairman of the Board and	2001	574,999	382,812	60,000	18,360
Chief Executive Officer	2000	529,328	432,500	33,333	18,360
Dick R. Holbrook	2002	424,999	118,750	70,000	4,623
President and Chief	2001	424,999	285,812	46,666	6,395
Operating Officer	2000	376,422	245,000	26,666	6,935
Gerald J. Wilkins	2002	350,000	81,313	52,500	10,966
Executive Vice President	2001	350,000	362,359	40,531	22,414
Chief Financial Officer(2)	2000	325,481	200,000	20,000	5,510
Jon Luther	2002	339,999	81,850	50,000	9,696
President of Popeyes	2001	339,999	271,857	33,333	14,544
Chicken & Biscuits(3)	2000	319,962	175,000	13,333	14,544
Hala Moddelmog	2002	339,999	81,850	40,000	6,687
President of Church’s Chicken	2001	339,999	113,156	30,000	4,285
	2000	324,692	100,000	16,666	3,010

(1)	Includes life insurance premiums that we paid for split dollar life insurance policies for Mr. Belatti in the amount of $12,240 in 2002, and $18,360 in each of 2001 and 2000, for Mr. Holbrook in the amount of $4,623 in 2002, and $6,935 in each of 2001 and 2000, for Mr. Wilkins in the amount of $2,544 in 2002, and $3,816 in each of 2001 and 2000, for Mr. Luther in the amount of $9,696 in 2002, and $14,544 in each of 2001 and 2000, and for Ms. Moddelmog in the amount of $1,735 in 2002, and $1,735 in each of 2001 and 2000. Ms. Moddelmog received an additional amount of $1,952 for reimbursement of a supplemental life insurance policy. Also includes amounts that we credited to accounts under our Deferred Compensation Plan for Mr. Wilkins in the amounts of $8,422 in 2002, $18,598 in 2001 and $1,694 in 2000, and matching contributions that we made pursuant to our 401(k) Savings Plan for Ms. Moddelmog in the amounts of $3,000 in 2002, $2,550 in 2001 and $1,275 in 2000.

(2)	Mr. Wilkins resigned his position as Executive Vice President and Chief Financial Officer in April 2003.

(3)	Mr. Luther resigned his position as President of Popeyes Chicken & Biscuits effective January 10, 2003.

Option Grants in Last Fiscal Year

      The following table provides summary information regarding stock options granted during fiscal 2002 to each of our named executive officers. The potential realizable value is calculated assuming that the fair market value of our common stock appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. The assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate of the future prices or market value of our common stock.

					Potential Realizable Value at
	Number of	% of Total			Assumed Annual Rates of
	Securities	Options			Stock Price Appreciation for
	Underlying	Granted to	Exercise		Option Term
	Options	Employees in	Price Per	Expiration
Name	Granted(1)	Fiscal Year	Share	Date	5%	10%

Frank J. Belatti	120,000	11.83%	$28.01	1/24/2009	$1,368,346	$3,188,828
Dick R. Holbrook	70,000	6.90%	$28.01	1/24/2009	$798,202	$1,860,150
Gerald J. Wilkins(2)	52,500	5.18%	$28.01	1/24/2009	$598,651	$1,395,112
Jon Luther(3)	50,000	4.93%	$28.01	1/24/2009	$570,144	$1,328,968
Hala Moddelmog	40,000	3.94%	$28.01	1/24/2009	$456,115	$1,062,943

(1)	Option grants were made under the 1996 Nonqualified Stock Option Plan and are exercisable in four equal annual increments beginning on January 24, 2003.

(2)	Mr. Wilkins resigned his position as Executive Vice President and Chief Financial Officer in April 2003.

(3)	Mr. Luther resigned his position as President of Popeyes Chicken & Biscuits effective January 10, 2003.

Aggregated Option Exercises in the Last Fiscal Year

and Fiscal Year-End Option Values

      The following table provides summary information concerning exercises of stock options by each of our named executive officers during fiscal 2002 and the shares of common stock represented by outstanding options held by each of our named executive officers as of December 29, 2002. The values of unexercised options at fiscal year-end is based upon $21.75, the fair market value of our common stock at December 27, 2002 (the last trading day of fiscal 2002), less the exercise price per share.

			Number of Securities		Value of
			Underlying Unexercised		Unexercised In-the-Money
	Shares		Options at Fiscal Year-End		Options at Fiscal Year-End
	Acquired
Name	on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Frank J. Belatti	93,000	$2,736,577	1,149,398	186,667	$19,036,501	$508,686
Dick R. Holbrook	60,000	$1,543,588	483,091	122,500	$7,453,211	$401,750
Gerald J. Wilkins(1)	70,000	$1,698,247	64,769	96,233	$767,732	$332,131
Jon Luther(2)	49,000	$1,055,580	43,030	85,001	$429,070	$265,560
Hala Moddelmog	47,115	$1,295,251	43,020	74,167	$576,149	$262,912

(1)	Mr. Wilkins resigned his position as Executive Vice President and Chief Financial Officer in April 2003.

(2)	Mr. Luther resigned his position as President of Popeyes Chicken & Biscuits in January 2003.

Report on Executive Compensation

      Filings made by companies with the SEC sometimes “incorporate information by reference.” This means that you are being referred to information that has been previously filed with the SEC and that this information should be considered as part of the filing you are reading. The Report on Executive Compensation and Stock Performance Graph in this Annual Report on Form 10-K are not incorporated by reference into any of our other filings with the SEC.

      The People Services (Compensation) Committee was established by the Board of Directors in August 2001 to among other things, establish executive compensation for 2002 and subsequent years. The People Services (Compensation) Committee has furnished the following report on executive compensation for 2002. This report was prepared in February of 2003, prior to our announcement indicating that we would restate our financial statements for fiscal years 2000 and 2001 and the first three quarters of 2002. The People Services (Compensation) Committee is currently reviewing AFC’s executive compensation philosophy and policies.

Executive compensation philosophy

      We strive to offer compensation and reward programs designed to support our business mandate of “Creating Equity Through Opportunity.” Our compensation philosophy has four main tenets: (1) desired strategy, (2) desired culture, (3) desired behaviors and (4) desired positioning of pay elements. The tenets are described below:

Desired Strategy

•	to attract, retain, energize and reward superior talent

•	drive AFC’s short-term performance

•	provide equity and ownership opportunities

•	build long-term enterprise value

Desired Culture

•	have a shared purpose and goals for all stakeholders through the vision of the “New Age of Opportunity”

•	attain alignment with our core values

Desired Behaviors

•	performance-oriented mindset

•	energy and motivation

•	accountability

•	respect for and collaboration with corporate partners

Desired Positioning of Pay Elements

•	base salary positioned at the median for the industry

•	annual incentives targeted to position total cash compensation in the 75th percentile for the industry

•	long-term incentives positioned at the median for the industry

      We believe it is important for our executives to have ownership incentives in AFC and to operate in an environment that measures rewards against personal and company goals. We believe this philosophy attracts, retains and motivates key executives critical to our long-term success.

Components of executive compensation

      Our compensation program for executives consists of three key elements:

•	Annual base salary

•	Annual incentive bonus

•	Long-term incentive compensation

      Annual base salaries are targeted at the median level for base salaries in our industry and are adjusted to reflect each executive’s vision, strategic orientation, responsibility level, ethics, global perspective, organizational relationship building skills, service orientation, cross-cultural effectiveness, teamwork, talent development, financial acumen, problem solving and decision making. We review each executive’s base salary annually.

      Annual incentive bonuses are based on achievement of several financial and strategic objectives. In 2002, we established targeted annual cash-based incentive bonuses for each executive as a percentage of base salary that were based primarily on our achievement of specified earnings targets.

      Long-term incentive compensation serves to reward executives with equity and cash compensation for meeting operational and financial objectives over a multi-year period. By rewarding our executives for maximizing shareholder value, our long-term incentive compensation is designed to align our executives’ interests with those of our shareholders. This type of compensation also encourages our key employees to make a long-term commitment to us.

Chief Executive Officer Compensation

      In determining Mr. Belatti’s compensation for 2002, the People Services (Compensation) Committee, with the aid of outside compensation consultants, conducted an external market assessment of competitive levels of compensation for CEO’s managing companies of similar size, complexity and performance level and at other companies within AFC’s industry.

      Mr. Belatti received a base salary of $575,000 in 2002. He also received an annual incentive cash bonus of $181,750, which amounted to 25.89% of his potential annual incentive bonus. The annual bonus is paid as earnings targets for respective quarters are achieved. The bonus paid in 2002 relates to the achievement of earnings goals associated with the first quarter of 2002. Mr. Belatti received a grant of 120,000 stock options based upon the Committee’s desire to tie his compensation more closely to the achievement of long-term goals. In determining the long-term incentive component of Mr. Belatti’s compensation, the Committee considered his current equity stake in AFC and utilized an incentive bonus target as a percentage of his base salary.

Long-Term Employee Success Plan

      Under the Long-Term Employee Success Plan (“LTESP”), if our average common stock price per share is at least $46.50 for a period of 20 consecutive trading days or our earnings per share for 2003 is at least $3.375, bonuses become payable to all of our employees who were hired prior to January 1, 2003 who have been actively employed through the last day of the period in which we attain either of these financial performance standards.

      Payments to employees would range from 10% to 110% of the individual employee’s base salary at the time either of the standards is met, depending upon the employee’s original date of hire.

      The bonuses under the LTESP are payable in shares of our common stock or, to the extent an employee is eligible, deferred compensation, and may be paid in cash if an employee elects to receive a cash payment and our Board agrees to pay the bonus in cash. If neither of the financial performance standards is achieved by December 28, 2003, the plan and our obligation to make any payments under the plan would terminate.

Limitations on the deductibility of compensation

      Section 162(m) of the Internal Revenue Code limits the deductibility of executive compensation paid by publicly held corporations to $1 million per employee. The $1 million limitation generally does not apply to compensation based on performance goals if certain requirements are met. We believe that our executive officer compensation plans each satisfy the requirements of Section 162(m). The People Services (Compensation) Committee, as much as possible, uses and intends to use performance-based compensation, which should minimize the effect of these tax deduction limits. However, we believe that we must attract, retain and reward the executive talent necessary to maximize shareholder value and that the loss of a tax deduction may be necessary and appropriate in some circumstances.

      This report, dated February 2003, has been furnished by the following members of our People Services (Compensation) Committee:

•	Victor Arias, Jr., Chair

•	Kelvin J. Pennington

•	John M. Roth

Employment Agreements

      Frank J. Belatti. On August 31, 2001, we entered into an amended employment agreement with Mr. Belatti that provides for a current annual base salary of $575,000, effective as of January 1, 2001, an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. The initial term of the agreement ends December 31, 2004, but automatically extends for an additional year following the end of each year of employment, without further action by us or Mr. Belatti, unless we or Mr. Belatti provide written notice of non-extension to the other at least one year prior to the end of that year of employment. If Mr. Belatti’s employment is terminated without cause or upon expiration of the term, Mr. Belatti is entitled to receive, or if we give him written notice that we will not extend his employment, Mr. Belatti may elect to receive in lieu of continued employment, among other things, an amount equal to two times his annual base salary plus two times the target incentive bonus for the year in which the termination occurs. In addition, all of his unvested options would become immediately exercisable. If there is a change of control and within one year thereafter a significant reduction of or change in Mr. Belatti’s responsibilities, title or duties, Mr. Belatti may terminate his employment and receive the same severance he would have received upon a termination without cause.

      Dick R. Holbrook. On August 31, 2001, we entered into an amended employment agreement with Mr. Holbrook that provides for a current annual base salary of $425,000, effective as of January 1, 2001, an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. The initial term of the agreement ends on December 31, 2004, but automatically extends for an additional year following the end of each year of employment, without further action by us or Mr. Holbrook, unless we or Mr. Holbrook provide written notice of non-extension to the other at least one year prior to the end of that year of employment. If Mr. Holbrook’s employment is terminated without cause or upon expiration of the term, Mr. Holbrook is entitled to receive, or if we give him written notice that we will not extend his employment, Mr. Holbrook may elect to receive in lieu of continued employment, among other things, an amount equal to two times his annual base salary plus two times his target incentive bonus for the year in which the termination occurs. In addition, all of his unvested options would become immediately exercisable. If there is a change of control and within one year thereafter a significant reduction of or change in Mr. Holbrook’s responsibilities, title or duties, Mr. Holbrook may terminate his employment and receive the same severance he would have received upon a termination without cause.

      Gerald J. Wilkins. On August 31, 2001, we entered into an amended employment agreement with Mr. Wilkins that provided for a current annual base salary of $350,000, effective as of January 1, 2001, an annual incentive bonus based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. On April 28, 2003, Mr. Wilkins resigned his employment with AFC. In conjunction with his departure, we agreed to pay Mr. Wilkins $647,000 over a two-year period as severance, $129,550 over a 4-month period as part of a consulting arrangement, and to accelerate the vesting of 5,000 stock options with a strike price of $13.13 per share, 20,266 stock options with a strike price of $15.00 per share, and 39,375 stock options with a strike price of $28.01 per share. Additionally, Mr. Wilkins was provided additional benefits with an estimated value of $37,000.

      Jon Luther. On August 31, 2001, we entered into an amended employment agreement with Mr. Luther that provided for an annual base salary of $340,000, effective as of January 1, 2001, an annual incentive bonus based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. Effective January 10, 2003, Mr. Luther resigned his employment with AFC. There were no fringe benefits or severance paid to Mr. Luther as part of resignation other than customary amounts relating to unused vacation.

      Hala Moddelmog. On August 31, 2001, we entered into an amended employment agreement with Ms. Moddelmog that provides for a current annual base salary of $340,000, effective as of January 1, 2001, an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. The initial term of the agreement ended on December 31, 2002, but the agreement automatically extends for an additional year following the end of each year of employment, without further action by us or Ms. Moddelmog, unless we or Ms. Moddelmog provide written notice of non-extension to the other at least 30 days prior to the end of that year of employment. If Ms. Moddelmog’s employment is terminated without cause or upon expiration of the term, Ms. Moddelmog is entitled to receive an amount equal to her annual base salary plus the amount of her target incentive bonus for the year in which the termination occurs. In addition, all of her unvested options would become immediately exercisable. If there is a change of control and within one year thereafter a significant reduction in Ms. Moddelmog’s responsibilities or duties, Ms. Moddelmog may terminate her employment and receive the same severance she would have received upon a termination without cause.

Compensation Committee Interlocks and Insider Participation

      For fiscal 2002, the People Services (Compensation) Committee established the compensation for all our executive officers. No member of the People Services (Compensation) Committee was an officer or employee of AFC or any of its subsidiaries during fiscal 2002 or any prior year. None of our executive officers currently serves on the compensation committee or board of directors of any other company of which any member of our People Services (Compensation) Committee is an executive officer.

Director Compensation

      Victor Arias, Jr., Carolyn Hogan Byrd, R. William Ide, III and Kelvin J. Pennington receive a $15,000 annual retainer, $2,500 per board meeting, $1,000 per committee meeting ($1,500 for the Audit Committee), if a committee meeting is held on any day other than a day on which a board meeting is held and a $5,000 annual retainer ($10,000 for the Audit Committee) for serving as a committee chair. Each of those directors, except for Kelvin J. Pennington, received an initial grant of 5,000 options upon appointment to the Board (with these options vesting over three years, conditioned upon continued service as a member of our Board). Each of those directors will receive an annual grant of 5,000 options subject to the same terms. Our other non-employee directors who joined the board prior to our initial public offering, and our employee directors receive no director compensation. All of our directors are reimbursed for reasonable expenses incurred in attending board meetings.

STOCK PERFORMANCE GRAPH

      The following stock performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and a Peer Group Index. The stock price performance graph assumes an investment of $100 in our common stock at the closing price on March 2, 2001, the first date upon which our common stock was listed on the Nasdaq National Market after our initial public offering, and an investment of $100 in each of the two indexes on March 2, 2001 and further assumes the reinvestment of all dividends. We did not pay any dividends during this period. Stock price performance for the period from March 2, 2001 through December 29, 2002 is not necessarily indicative of future results.

Stock Performance Graph

	3/02/01	12/30/01	12/29/02

AFC Enterprises, Inc.	$100	$140	$107
S & P 500	$100	$94	$71
Peer Group	$100	$133	$120

The Peer Group Index is comprised of the following restaurant, coffee and bakery companies: Brinker International, Inc., CKE Restaurants, Inc., Darden Restaurants, Inc., Green Mountain Coffee, Inc., Jack in the Box, Inc., Krispy Kreme Doughnuts, Inc., Papa John’s International, Inc., Sonic Corp., Yum! Brands, Inc. and Wendy’s International, Inc. This Peer Group Index has been weighted by the market capitalization of each component company.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

      The following table sets forth information known to us regarding the beneficial ownership of our common stock as of November 30, 2003 by:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after November 30, 2003 are deemed outstanding, while these shares are not deemed outstanding for computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address for those individuals for which an address is not otherwise indicated is: c/o AFC Enterprises, Inc., Six Concourse Parkway, Suite 1700, Atlanta, Georgia 30328-5352.

      The percentages of common stock beneficially owned are based on 27,954,510 shares of common stock outstanding as of November 30, 2003.

	Shares
	Beneficially	Percentage
Name	Owned	of Class

Directors and Executive Officers:
Frank J. Belatti(1)	1,846,675	6.33%
Dick R. Holbrook(2)	788,027	2.76%
Gerald J. Wilkins(3)	230,661	*
Jon Luther(4)	3,334	*
Hala Moddelmog(5)	112,821	*
Victor Arias, Jr.(6)	5,000	*
Carolyn Hogan Byrd(7)	9,000	*
R. William Ide, III(8)	7,000	*
Kelvin J. Pennington(9)	0	*
John M. Roth(10)(11)	7,517,615	26.89%
Ronald P. Spogli(10)(11)	7,517,615	26.89%
Peter Starrett(11)	14,334	*
All directors and executive officers as a group (16 persons)(12)	10,685,047	35.56%
Five Percent Shareholders:
Freeman Spogli & Co.(11)(13)	7,517,615	26.89%
Wellington Management Company, LLP(14)	1,741,500	6.23%
Neuberger Berman, Inc(15)	2,239,985	8.01%
Investors Management Corporation(16)	1,726,084	6.17%
Duke Buchan, III(17)	1,765,848	6.32%
Strong Financial Corporation(18)	3,370,070	12.06%

*	Less than 1% of the outstanding shares of common stock.

(1)	Includes 1,216,065 shares of common stock issuable with respect to options exercisable within 60 days of November 30, 2003. Also includes 194,476 shares of common stock held by four irrevocable trusts established by Mr. Belatti.

(2)	Includes 558,924 shares of common stock issuable with respect to options exercisable within 60 days of November 30, 2003. Also, includes 30,805 shares of common stock held by a grantor retained annuity trust established by Mr. Holbrook.

(3)	Includes 103,513 shares of common stock issuable with respect to options exercisable within 60 days of November 30, 2003. Also, includes 15,403 shares of common stock held by a grantor retained annuity trust established by Mr. Wilkins.

(4)	Mr. Luther resigned his position as President of Popeyes Chicken & Biscuits in January 2003.

(5)	Includes 89,687 shares of common stock issuable with respect to options exercisable within 60 days of November 30, 2003.

(6)	Includes 5,000 shares of common stock issuable with respect to options exercisable within 60 days of November 30, 2003. Mr. Arias’ business address is 1717 Main Street, Suite 5600, Dallas, Texas 75201.

(7)	Includes 5,000 shares of common stock issuable with respect to options exercisable within 60 days of November 30, 2003. Ms. Byrd’s business address is GlobalTech Financial, LLC, 2839 Paces Ferry Road, Suite 810, Atlanta, Georgia 30339.

(8)	Includes 5,000 shares of common stock issuable with respect to options exercisable within 60 days of November 30, 2003. Mr. Ide’s business address is Suite 5300, 303 Peachtree Street NE, Atlanta, Georgia 30308.

(9)	Mr. Pennington’s business address is 30 North LaSalle Street, Suite 1620, Chicago, Illinois 60602.

(10)	Messrs. Roth and Spogli are officers, directors and/or managers of entities that are general or limited partners of FS Equity Partners III, L.P., FS Equity Partners International, L.P., and FS Equity Partners IV, L.P., and may be deemed to be the beneficial owners of the 7,517,615 shares of common stock held by FS Equity Partners III, FS Equity Partners International and FS Equity Partners IV.

(11)	The business address of Freeman Spogli & Co., FS Equity Partners III, FS Equity Partners IV and Messrs. Roth, Spogli and Starrett is c/o Freeman Spogli & Co., 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025. The business address of FS Equity Partners International is c/o Paget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies.

(12)	Includes 7,517,615 shares of common stock held by affiliates of Freeman Spogli & Co. and 1,994,194 shares of common stock issuable with respect to options granted to directors and executive officers that are exercisable within 60 days of November 30, 2003.

(13)	Includes 6,471,103 shares held of record by FS Equity Partners III, 259,980 shares held of record by FS Equity Partners International and 786,532 shares held of record by FS Equity Partners IV.

(14)	This information is included in reliance upon a Schedule 13G filed by Wellington Management Company, LLP (“WMC”) with the SEC on February 12, 2003 relating to shares of common stock owned as of December 31, 2002. WMC is the beneficial owner of 1,741,500 shares of common stock and has shared voting power with respect to 1,254,400 of the shares and shared dispositive power with respect to all 1,741,500 shares. The address of Wellington Management Company is 75 State Street, Boston, Massachusetts 02109.

(15)	Represents 2,239,985 shares of common stock beneficially owned by Neuberger Berman, Inc. (“NB Inc.”), and Neuberger Berman, LLC (“NB LLC”), Neuberger Berman Management, Inc. (“NBM”) and Neuberger Berman Genesis Portfolio (“NBGP”), affiliates of NB Inc., with whom NB Inc. is deemed to form a “group” for Schedule 13G reporting purposes. NB Inc. has sole voting power with respect to 3,100 shares, shared voting power with respect to 1,665,100 shares and shared dispositive power with respect to all 2,239,985 shares. NB LLC has shared dispositive power with respect to all 2,239,985 shares. NBM has shared dispositive power with respect to 1,665,100 shares. NBGP has shared voting and dispositive power with respect to 1,607,000 shares. This information is included in reliance upon a Schedule 13G filed by NB Inc., NB LLC, NBM and NBGP with the SEC on February 13, 2003 relating to shares of common stock owned as of December 31, 2002. The address of NB Inc. is 605 Third Ave., New York, New York 10158-3698.

(16)	Represents shares of common stock beneficially owned by Investors Management Corporation (“IMC”), and A Few Valuable Businesses Partnership (“FVB”), Capital Partner Investments Partnership (“CPI”), Team Capital Limited Partnership (“TC”), Worthy Companies Partnership (“WC”), Value Limited Partnership (“VLP”), Wealth Building Limited Partnership (“WB”), Capital Strengthening Limited Partnership (“CS”), Financial Ascent Limited Partnership (“FA”), Golden Family Limited Partnership (“GF”), John M. Day (“JD”), Maynard Capital Partners, L.L.C. (“MC”), James Maynard (“JM”), John Amendola (“JA”), Gene T. Aman (“GTA”), and Andrew Logan (“AL”), affiliates of IMC (the “IMC Group”), with whom IMC is deemed to form a “group” for Schedule 13G reporting purposes. IMC has shared voting and dispositive power with respect to 1,703,909 shares, FVB has sole voting and dispositive power with respect to 187,996 shares, CPI has sole voting and dispositive power with respect to 734,567 shares, TC has sole voting and dispositive power with respect to 68,984 shares, WC has sole voting and dispositive power with respect to 254,100 shares, VLP has sole voting and dispositive power with respect to 63,488 shares, WB has sole voting and dispositive power with respect to 93,933 shares, CS has sole voting and dispositive power with respect to 25,606 shares, FA has sole voting and dispositive power with respect to 249,980 shares, GF has sole voting and dispositive power with respect to 25,255 shares, JD has sole voting and dispositive power with respect to 22,175 shares and shared voting and dispositive power with respect to 1,703,909 shares, MC has sole voting and dispositive power with respect to 1,703,909 shares, JM has shared voting and dispositive power with respect to 1,703,909 shares, JA has sole voting and dispositive power with respect to 275 shares, GA has sole voting and dispositive power with respect to 2,200 shares and AL has sole voting and dispositive power with respect to 50 shares. This information is included in reliance upon a Schedule 13G filed by IMC and the IMC Group with the SEC on February 10, 2003 relating to shares of common stock reported as owned as of December 31, 2002. The address of IMC is 5151 Glenwood Avenue, Raleigh, North Carolina 27612.

(17)	Represents 1,765,848 shares of common stock beneficially owned by Duke Buchan, III (“Mr. Buchan”), Hunter Global Associates L.L.C. (“Hunter L.L.C”), Hunter Global Investors L.P. (“Hunter L.P.”), Hunter Global Investors Fund I L.P. (“Hunter Fund I L.P.”), and Hunter Global Investors Fund II L.P. (“Hunter Fund II L.P.”), affiliates of Mr. Buchan, with whom Mr. Buchan is deemed to form a “group” for Schedule 13G reporting purposes. Mr. Buchan has shared voting and dispositive power with respect to 1,765,848 shares. Hunter L.L.C has shared voting and dispositive power with respect to 717,017 shares. Hunter L.P. has shared voting and dispositive power with respect to 1,765,848 shares. Hunter Fund I L.P. has shared voting and dispositive power with respect to 667,421 shares. Hunter Fund II L.P. has shared voting and dispositive power with respect to 49,596 shares. This information is included in reliance upon a Schedule 13G filed by Mr. Buchan on August 4, 2003. The address of the Buchan Group is 350 Park Avenue, 11th Floor, New York, New York 10022.

(18)	Represents shares of common stock beneficially owned by Strong Capital Management, Inc. (“SCM”), a registered investment advisor, and Richard S. Strong (“RS”), the Chairman of the Board of SCM. RS and SCM have shared voting and dispositive power with respect to 3,370,070 shares. Harbour Holdings Ltd, advised by a subsidiary of SCM, owns 1,855,156 shares or 6.5%. The remaining shares are owned by various other accounts for which SCM acts as the investment advisor. This information is included in reliance upon a Schedule 13G filed by SCM and RS with the SEC on September 9, 2003 relating to shares of common stock reported as owned as of

August 3, 2003. The address of SCM and RS is 100 Heritage Reserve, Menomonee Falls, Wisconsin 53051.

Equity Compensation Plan Information

      The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 29, 2002, including the 1992 Stock Option Plan, the 1996 Nonqualified Stock Option Plan, the 1996 Nonqualified Performance Stock Option Plan — Executive, the 1996 Nonqualified Performance Stock Option Plan — General, the 1998 Substitute Nonqualified Stock Option Plan and the 2002 Incentive Stock Plan

	Number of Securities	Weighted-average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants	Equity Compensation
	Warrants and Rights	and Rights	Plans
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1992 Stock Option Plan	817,929	$0.12	18,771	(1)
1996 Nonqualified Stock Option Plan	2,276,301	$19.95	1,234,833	(1)
1996 Nonqualified Performance Stock Option Plan — Executive	944,228	$9.37	0	(1)
1996 Nonqualified Performance Stock Option Plan — General	94,956	$5.26	0	(1)
2002 Incentive Stock Plan	0	$0	4,500,000	(1)
Equity compensation plans not approved by security holders:
1998 Substitute Nonqualified Stock Option Plan	2,266	$10.13	13,806	(1)

Total	4,135,680	$13.27	5,767,410

(1)	On November 13, 2002, the Board of Directors approved a resolution to prohibit future grants of options under the 1992 Stock Option Plan, the 1996 Nonqualified Stock Option Plan, the 1996 Nonqualified Performance Stock Option Plan-Executive, the 1996 Nonqualified Performance Stock Option Plan- General and the Substitute Nonqualified Stock Option Plan. All future option grants will be granted pursuant to the 2002 Incentive Stock Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

      In 1996, we loaned to Messrs. Belatti, Holbrook, Wilkins and Ms. Moddelmog approximately $2.0 million, $1.0 million, $22,000 and $52,000 in order to pay personal withholding income tax liabilities incurred as a result of executive compensation awards earned in 1995 and that we paid using shares of our common stock. In 1997, we loaned to Messrs. Belatti and Holbrook an additional $94,000 and $45,000 related to these tax liabilities. Each person issued to us a full recourse promissory note for the amount borrowed. Each note bears simple interest at a rate of 6.25% per annum. Principal and interest on each note is due and payable on December 31, 2003. The notes are secured by shares of common stock owned by these individuals. During 2002, the largest aggregate amount due from Messrs. Belatti, Holbrook, Wilkins and Ms. Moddelmog under these notes was $2,946,079, $1,459,898, $31,192 and $73,615. As of December 15, 2003, Mr. Belatti and Ms. Moddelmog had repaid their notes and the outstanding principal balance plus accrued interest due from Messrs. Holbrook and Wilkins under their notes was $1,458,156 and $32,504.

      In October 1998, we sold 1,863,802 shares of our common stock to a number of existing shareholders and option holders at a purchase price of $11.625 per share. Messrs. Belatti, Holbrook, Wilkins and Luther purchased 86,022, 8,603, 10,000 and 3,334 shares of common stock for a purchase price of approximately $1.0 million, $100,000, $116,000 and $39,000. Messrs. Belatti, Holbrook, Wilkins and Luther borrowed from us $750,000, $75,000, $87,000 and $29,000 to finance the purchase of a portion of these shares. Each person issued to us a full recourse promissory note for the amount borrowed. Each note bears simple interest at a rate of 7.0% per annum. Principal and interest on each note is due and payable on December 31, 2005. The notes are secured by shares of common stock owned by these individuals. During 2002, the largest aggregate amount due from Messrs. Belatti, Holbrook, Wilkins and Luther under these notes was $972,377, $97,231, $113,037 and $37,268. As of November 30, 2003, the outstanding principal balance plus accrued interest due from Messrs. Belatti, Holbrook, Wilkins and Luther under their notes was $1,020,419, $102,034, $118,621 and $39,109.

      In June 1999, Mr. Wilkins purchased 21,334 shares of common stock from one of our former employees. We loaned Mr. Wilkins approximately $181,000 to purchase a portion of these shares. Mr. Wilkins issued to us a full recourse promissory note for the amount borrowed. The note bears simple interest at a rate of 7.0% per annum, and principal and interest is due and payable on December 31, 2005. The note is secured by shares of common stock owned by Mr. Wilkins. During 2002, the largest aggregate amount due from Mr. Wilkins on this note was $225,741, and as of November 30, 2003, the outstanding principal balance plus accrued interest due on the note was $237,334.

      In October 1999, Mr. Wilkins purchased 14,627 shares of common stock from one of our former employees. We loaned Mr. Wilkins approximately $135,000 to purchase a portion of the shares. Mr. Wilkins issued to us a full recourse promissory note for the amount borrowed. The note bears simple interest at a rate of 7.0% per annum. Principal and interest is due and payable on December 31, 2005. The note is secured by shares of common stock owned by Mr. Wilkins. During 2002, the largest aggregate amount due from Mr. Wilkins on this note was $165,736, and as of November 30, 2003, the outstanding principal balance plus accrued interest due from Mr. Wilkins under this note was $174,384.

      In November 2002, we repurchased 838,637 shares of our common stock, at a purchase price of $21.65 per share, from an equity fund managed by one of our directors. The repurchase was at the market price and was as part of our share repurchase program discussed in Item 7 and in Note 15 of our Consolidated Financial Statements. This transaction was approved by an independent committee of our board of directors.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Auditors

Audit Fees

      KPMG billed us aggregate fees and expenses of approximately $8,000,000 for our annual audit for 2002, reaudits of 2001 and 2000, the review of financial statements filed on Forms 10-Q in 2002, and assistance with a registration statement.

      Andersen billed us aggregate fees in the amount of $314,900 for our annual audit for 2001.

Audit-Related Fees

      KPMG did not perform any audit-related services for us in 2002.

      During 2001, Andersen billed us fees of approximately $790,000 for audit-related services, principally in connection with our initial public offering and subsequent secondary offering.

Tax Fees

      KPMG billed us approximately $418,000 for tax services in 2002. These fees were principally related to a tax depreciation project, escheat compliance review and various other tax consulting matters. We also paid approximately $338,000 to Andersen. These fees were for a sales and use tax audit and various lesser matters.

      Andersen billed us approximately $343,171 for tax services in 2001. These fees were principally related to state tax consulting and restructuring matters.

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

      The following consolidated financial statements appear beginning on Page F-1 of the report:

      We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(b)	Current Reports on Form 8-K

      We filed a Current Report on Form 8-K on March 25, 2003, to disclose our announcement regarding the restatement of our earnings for 2001 and the first three quarters of 2002.

      We filed a Current Report on Form 8-K on April 3, 2003, to disclose our key business drivers for the first three periods in 2003.

      We filed a Current Report on Form 8-K on April 16, 2003, to announce we had entered into a Stock Purchase Agreement pursuant to which we would sell the continental U.S. and Canadian operations of our Seattle Coffee Company subsidiary to Starbucks. Copies of the Stock Purchase Agreement, dated as of April 15, 2003, and our press release announcing the sale were included in the filing.

      We filed a Current Report on Form 8-K on April 29, 2003, to announce the resignation of Gerald Wilkins, our Executive Vice President and Chief Financial Officer, and the hiring of Mel Hope as our Vice President — Finance. A copy of our press release was included in the filing.

      We furnished a Current Report on Form 8-K on June 3, 2003, to announce non-GAAP financial information about our results of operations for the first quarter ended April 20, 2003.

      We filed a Current Report on Form 8-K on June 9, 2003, to announce the postponement of first quarter 2003 earnings results.

      We filed a Current Report on Form 8-K on July 17, 2003, to update the status of: (1) our ongoing efforts to restate of our prior year financial statements; (2) our plan for filing our Annual Report on Form 10-K for fiscal year 2002; and (3) the trading of our common stock on the Nasdaq National Market.

      We filed a Current Report on Form 8-K on July 18, 2003, to announce that on July 14, 2003 we completed the sale of the continental U.S. and Canadian operations of our Seattle Coffee Company subsidiary to Starbucks.

      We filed a Current Report on Form 8-K on July 25, 2003, to announce that our Audit Committee had begun an investigation into certain matters arising from the audits of our financial statements.

      We filed a Current Report on Form 8-K on July 29, 2003, to update the status of the listing of our common stock on the Nasdaq National Market.

      We filed a Current Report on Form 8-K on August 1, 2003, to announce second quarter 2003 operating performance results and to provide an update on key measures and other business matters.

      We filed a Current Report on Form 8-K on August 11, 2003, to announce that the independent counsel to the Audit Committee of our Board of Directors had delivered to the Nasdaq Listing Qualifications Panel a report on its investigation into certain accounting issues, as requested by the Listing Qualifications Panel.

      We filed a Current Report on Form 8-K on August 20, 2003, to announce that the Nasdaq Listing Qualifications Panel had notified us that our common stock would be delisted from the Nasdaq National Market as of the opening of business on Monday, August 18, 2003.

      We filed a Current Report on Form 8-K on August 22, 2003, to announce that the lenders under our 2002 Credit Facility had agreed to an amendment under which the filing deadlines for our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for each of the first three quarters of 2003 had been extended.

      We filed a Current Report on Form 8-K on September 23, 2003, to provide a mid-quarter business update for third quarter 2003 and key business drivers for periods 8 and 9 of 2003.

      We filed a Current Report on Form 8-K on October 31, 2003, to announce that the lenders participating in our Credit Facility had agreed to an amendment under which the filing deadlines of our Annual Report on Form 10-K for 2002 and our Quarterly Reports on Form 10-Q for each of the first three quarters of 2003 had been extended. We also announced that our third quarter 2003 business review would be released after the market close on Tuesday, November 4, 2003.

      We filed a Current Report on Form 8-K on November 12, 2003, to provide quarterly information for 2003 for total domestic comparable store sales, new unit openings, new commitments and unit count.

(c) Exhibits

Exhibit
Number	Description

2.1(h)	Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of April 15, 2003.
3.1(c)	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002.
3.2(c)	Amended and Restated Bylaws of AFC Enterprises, Inc.
4.1(e)	Form of registrant’s common stock certificate.
10.1(a)	Stockholders Agreement dated April 11, 1996 (the “1996 Stockholders Agreement”) among FS Equity Partners III, L.P. and FS Equity Partners International, L.P., CIBC, Pilgrim Prime Rate Trust, Van Kampen American Capital Prime Rate Income Trust, Senior Debt Portfolio, ML IBK Positions, Inc., Frank J. Belatti, Dick R. Holbrook, Samuel N. Frankel (collectively, the “Shareholders”) and AFC Enterprises, Inc.
10.2(a)	Amendment No. 1 to the 1996 Stockholders’ Agreement dated as of May 1, 1996 by and among the Shareholders and PENMAN Private Equity and Mezzanine Fund, L.P.
10.3(e)	Form of Popeyes Development Agreement, as amended.
10.4(e)	Form of Popeyes Franchise Agreement.
10.5(e)	Form of Church’s Development Agreement, as amended.
10.6(e)	Form of Church’s Franchise Agreement.
10.7(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date.
10.8(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

Exhibit
Number	Description

10.9(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10.10(a)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc.
10.11(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.
10.12(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.
10.13(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10.14(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10.15(b)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and AFC Enterprises, Inc.
10.16(a)	Employment Agreement dated as of December 4, 1995 between AFC and Samuel N. Frankel, as amended through February 8, 2001.*
10.17(a)	1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*
10.18(a)	1996 Nonqualified Performance Stock Option Plan — Executive of AFC, effective as of April 11, 1996.*
10.19(a)	1996 Nonqualified Performance Stock Option Plan — General of AFC, effective as of April 11, 1996.*
10.20(a)	1996 Nonqualified Stock Option Plan of AFC, effective as of April 11, 1996.*
10.21(a)	Form of Nonqualified Stock Option Agreement — General between AFC and stock option participants.*
10.22(a)	Form of Nonqualified Stock Option Agreement — Executive between AFC and certain key executives.*
10.23(a)	1996 Employee Stock Bonus Plan — Executive of AFC effective as of April 11, 1996.*
10.24(a)	1996 Employee Stock Bonus Plan — General of AFC effective as of April 11, 1996.*
10.25(a)	Form of Stock Bonus Agreement — Executive between AFC and certain executive officers.*
10.26(a)	Form of Stock Bonus Agreement — General between AFC and certain executive officers.*
10.27(a)	Form of Secured Promissory Note issued by certain members of management.
10.28(a)	Form of Stock Pledge Agreement between AFC and certain members of management.
10.29(a)	AFC 1994 Supplemental Benefit Plan for Executive Officers dated May 9, 1994.*
10.30(a)	AFC 1994 Supplemental Benefit Plan for Senior and Executive Staff Officer dated April 19, 1994.*
10.31(a)	AFC 1994 Supplemental Benefit Plan for Senior Officers/ General Manager dated May 9, 1994.*
10.32(a)	AFC 1994 Supplemental Benefit Plan for Designated Officers dated May 9, 1994.*
10.33(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997.
10.34(f)	Shareholder Agreement by and among AFC Franchise Acquisition Corp. and other signatories dated as of August 13, 1998.
10.35(b)	AFC Deferred Compensation Plan dated as of January 1, 1998 and First Amendment to Deferred Compensation Plan dated as of December 31, 1998.*
10.36(d)	AFC Enterprises, Inc. 1999-2003 Long-Term Employee Success Plan, effective January 1, 1999.*

Exhibit
Number	Description

10.37†(e)	Supply Agreement dated October 5, 1998 between Church’s Operators Purchasing Association, Inc. and Cagle’s, Inc. (“Cagle’s “92”), as amended.
10.38†(e)	Supply Agreement dated October 5, 1998 between AFC d/b/a Popeyes Chicken and Biscuits and Cagle’s, Inc. as amended.
10.39†(e)	Supply Agreement dated April 1, 1999 between Church’s Operators Purchasing Association, Inc. and Tyson Foods, Inc, as amended.
10.40(e)	Stockholders Agreement dated as of March 18, 1998 among FS Equity Partners III, L.P., FS Equity Partners International, L.P., the new shareholders identified therein and AFC.
10.41(e)	Form of Cinnabon Development Agreement.
10.42(e)	Form of Cinnabon Franchise Agreement.
10.43(e)	Form of Seattle’s Best Coffee Development Agreement, as amended.
10.44(e)	Form of Seattle’s Best Coffee Franchise Agreement.
10.45(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Ronald P. Spogli.*
10.46(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*
10.47(a)	Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.*
10.48(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Matt L. Figel.*
10.49(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*
10.50(e)	First Amendment to the Amended and Restated Credit Agreement dated as of October 1, 1999 by and among AFC, the Syndication Agent, the Lenders, CIBC and the Subsidiary Guarantors listed thereto.
10.51(e)	Employment Agreement dated as of December 8, 2000 between AFC and Frank J. Belatti.*
10.52(e)	Employment Agreement dated as of December 8, 2000 between AFC and Dick R. Holbrook.*
10.53(e)	Employment Agreement dated as of December 8, 2000 between AFC and Gerald J. Wilkins.*
10.54(e)	Employment Agreement dated as of December 8, 2000 between AFC and Hala Moddelmog.*
10.55(e)	Employment Agreement dated as of December 8, 2000 between AFC and Jon Luther, as amended.*
10.56(e)	Amendment No. 3 to the 1996 Stockholders Agreement dated as of February 8, 2001 by and among AFC and the other signatories thereto.
10.57(e)	Second Amendment to Deferred Compensation Plan dated as of July 24, 2000.*
10.58(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*
10.59(e)	Second Amendment to Amended and Restated Credit Agreement dated as of February 6, 2001 by and among AFC, the Syndication Agent, the Lenders, CIBC, the Subsidiary Guarantors listed thereto, and the other signatories thereto.
10.60(e)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Frank J. Belatti.*
10.61(e)	Fourth Amendment to Employment Agreement dated as of February 9, 2001 between AFC and Samuel N. Frankel.*
10.62(e)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Dick R. Holbrook.*
10.63(e)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Gerald J. Wilkins.*
10.64(e)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Hala Moddelmog.*
10.65(e)	Amendment to Second Cagles, Inc. Agreement dated February 23, 2001 between Supply Management Services, Inc. and Cagles, Inc.

Exhibit
Number	Description

10.66(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Frank J. Belatti.*
10.67(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Dick R. Holbrook.*
10.68(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Gerald J. Wilkins.*
10.69(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Hala Moddelmog.*
10.70(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Jon Luther.*
10.71(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Gerald J. Wilkins.*
10.72(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*
10.73(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*
10.74(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and R. William Ide, III.*
10.75(h)	Credit Agreement dated as of May 23, 2002 among AFC Enterprises, Inc., as borrower, and the Lenders Party thereto, J.P. Morgan Chase Bank, as Administrative Agent, J.P. Morgan Chase Bank, as Administrative Agent, J.P. Morgan Securities, Inc., as Joint Bookrunner and Co-Lead Arranger, Credit Suisse First Boston, as Joint Bookrunner and Co-Lead Arranger, Credit Lyonnais New York Branch, as Co-Documentation Agent, Fleet National Bank, Inc., as Co-Documentation Agent and SunTrust Bank, as Co-Documentation Agent.
10.76(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*
10.77(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10.78(g)	AFC Enterprises, Inc. Annual Executive Bonus Program.*
10.79	Consulting Agreement, dated May 27, 2003, between AFC and Gerald Wilkins.
10.80	First Amendment to Employment Agreement dated as of December 4, 1995 between AFC Enterprises, Inc. and Samuel N. Frankel.
10.81	Second Amendment to Employment Agreement dated as of December 4, 1995 between AFC Enterprises, Inc. and Samuel N. Frankel.
10.82	Third Amendment to Employment Agreement dated as of December 4, 1995 between AFC Enterprises, Inc. and Samuel N. Frankel.
11.1**	Statement regarding computation of per share earnings.
21.1	Subsidiaries of AFC.
23.1	Consent of Independent Auditors
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Rule 13a-14(a), as Adopted Pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Rule 13a-14(a), as Adopted Pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by SFAS No. 128, “Earnings per Share,” is provided in the notes to the consolidated financial statements in this Annual Report on Form 10-K.

(a)	Filed as an exhibit to the Registration Statement of AFC on Form S-4 (Registration No. 333-29731) on June 20, 1997 and incorporated by reference herein.

(b)	Filed as an exhibit to the Form 10-K of AFC for the year ended December 27, 1998 on March 29, 1999 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended June 13, 1999 on July 28, 1999 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-52608) on December 22, 2000 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 8-K of AFC filed April 16, 2003 and incorporated by reference herein.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of December 2003.

AFC ENTERPRISES, INC.

By:	/s/ FRANK J. BELATTI

Frank J. Belatti
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ FRANK J. BELATTI Frank J. Belatti	Chairman of the Board, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)	December 15, 2003

/s/ DICK R. HOLBROOK Dick R. Holbrook	President, Chief Operating Officer and Director	December 15, 2003

/s/ VICTOR ARIAS, JR. Victor Arias, Jr.	Director	December 15, 2003

/s/ CAROLYN H. BYRD Carolyn H. Byrd	Director	December 15, 2003

/s/ R. WILLIAM IDE, III R. William Ide, III	Director	December 15, 2003

/s/ KELVIN J. PENNINGTON Kelvin J. Pennington	Director	December 15, 2003

/s/ JOHN M. ROTH John M. Roth	Director	December 15, 2003

/s/ RONALD P. SPOGLI Ronald P. Spogli	Director	December 15, 2003

/s/ PETER STARRETT Peter Starrett	Director	December 15, 2003

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

AFC Enterprises, Inc.:

      We have audited the consolidated balance sheets of AFC Enterprises, Inc. and subsidiaries (the “Company”) as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFC Enterprises, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the accompanying consolidated financial statements, effective December 31, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

      As discussed in Note 23 to the accompanying consolidated financial statements, the Company’s consolidated balance sheet as of December 30, 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 30, 2001 and December 31, 2000, which were audited by other independent auditors who have ceased operations, have been restated.

KPMG LLP

Atlanta, Georgia

December 15, 2003

AFC ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 29, 2002 and December 30, 2001
(In millions, except share data)

	2002	2001

		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$9.6	$5.1
Accounts and current notes receivable, net	36.2	27.7
Inventories	14.9	15.9
Prepaid income taxes	20.6	12.2
Other current assets	14.5	13.6

Total current assets	95.8	74.5

Long-term assets:
Property and equipment, net	213.8	238.2
Goodwill	27.9	67.0
Trademarks and other intangible assets, net	115.4	114.8
Other long-term assets, net	34.4	30.8

Total long-term assets	391.5	450.8

Total assets	$487.3	$525.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58.0	$59.0
Accrued liabilities	19.1	17.8
Current debt maturities	17.6	33.7

Total current liabilities	94.7	110.5

Long-term liabilities:
Long-term debt	209.0	175.8
Deferred credits and other long-term liabilities	73.8	51.7

Total long-term liabilities	282.8	227.5

Total liabilities	377.5	338.0

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 27,478,744 and 30,441,887 shares issued and outstanding at the end of fiscal years 2002 and 2001, respectively)	0.3	0.3
Capital in excess of par value	144.7	212.1
Notes receivable from officers, including accrued interest	(6.1)	(7.7)
Accumulated losses	(29.1)	(17.4)

Total shareholders’ equity	109.8	187.3

Total liabilities and shareholders’ equity	$487.3	$525.3

See accompanying notes to consolidated financial statements.

AFC ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For Fiscal Years 2002, 2001 and 2000
(In millions, except per share data)

	2002	2001	2000

		(As Restated)	(As Restated)
Revenues:
Sales by company-operated restaurants	$413.3	$507.0	$567.4
Franchise revenues	111.3	101.1	88.7
Wholesale revenues	69.5	61.1	55.9
Other revenues	25.5	18.0	11.2

Total revenues	619.6	687.2	723.2

Expenses:
Restaurant employee, occupancy and other expenses	218.3	260.1	299.1
Restaurant food, beverages and packaging	116.9	147.1	159.0
General and administrative expenses	110.4	116.0	103.3
Wholesale cost of sales and operating expenses	56.1	54.3	46.3
Depreciation and amortization	29.6	40.3	41.2
Impairment charges and other (Note 18)	49.6	15.5	7.0

Total expenses	580.9	633.3	655.9

Operating profit	38.7	53.9	67.3
Interest expense, net	22.6	24.6	33.3

Income before income taxes and accounting change	16.1	29.3	34.0
Income tax expense	16.0	13.7	15.7

Income before accounting change	0.1	15.6	18.3
Loss from the cumulative effect of an accounting change	(11.8)	—	—

Net (loss) income	$(11.7)	$15.6	$18.3

Basic (loss) earnings per common share:
Income before accounting change	$—	$0.53	$0.70
Loss from the cumulative effect of an accounting change	(0.39)	—	—

Net (loss) income	$(0.39)	$0.53	$0.70

Diluted (loss) earnings per common share:
Income before accounting change	$—	$0.50	$0.64
Loss from the cumulative effect of an accounting change	(0.37)	—	—

Net (loss) income	$(0.37)	$0.50	$0.64

See accompanying notes to consolidated financial statements.

AFC ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For Fiscal Years 2002, 2001 and 2000
(In millions, except share data)

			Capital
	Common Stock		in
			Excess	Officer
	Number of		of Par	Notes	Accumulated
	Shares	Amount	Value	Receivable	Losses	Total

Balance at December 26, 1999 (As Restated)	26,295,673	$0.3	$153.4	$(7.0)	$(51.3)	$95.4
Issuance of common stock under option plans	56,044	—	2.2	—	—	2.2
Repurchase and cancellation of shares	(12,238)	—	(0.1)	—	—	(0.1)
Notes receivable additions, net of discount	—	—	—	(0.2)	—	(0.2)
Interest receivable	—	—	—	(0.4)	—	(0.4)
Amortization of discount	—	—	—	(0.1)	—	(0.1)
Net income (As Restated)	—	—	—	—	18.3	18.3

Balance at December 31, 2000 (As Restated)	26,339,479	0.3	155.5	(7.7)	(33.0)	115.1
Issuance of common stock, net of offering costs	3,136,328	—	46.0	—	—	46.0
Issuance of common stock under option plans	991,860	—	10.9	—	—	10.9
Repurchase and cancellation of shares	(25,780)	—	(0.3)	0.3	—	—
Notes and interest receivable payments	—	—	—	0.3	—	0.3
Interest receivable	—	—	—	(0.4)	—	(0.4)
Amortization of discount	—	—	—	(0.2)	—	(0.2)
Net income (As Restated)	—	—	—	—	15.6	15.6

Balance at December 30, 2001 (As Restated)	30,441,887	0.3	212.1	(7.7)	(17.4)	187.3
Issuance of common stock, net of offering costs	19,365	—	0.3	—	—	0.3
Issuance of common stock under option plans	710,455	—	10.2	—	—	10.2
Repurchase and cancellation of shares	(3,692,963)	—	(77.9)	—	—	(77.9)
Notes and interest receivable payments	—	—	—	2.1	—	2.1
Interest receivable	—	—	—	(0.3)	—	(0.3)
Amortization of discount	—	—	—	(0.2)	—	(0.2)
Net loss	—	—	—	—	(11.7)	(11.7)

Balance at December 29, 2002	27,478,744	$0.3	$144.7	$(6.1)	$(29.1)	$109.8

See accompanying notes to consolidated financial statements.

AFC ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Fiscal Years 2002, 2001 and 2000
(In millions)

	2002	2001	2000

		(As Restated)	(As Restated)
Cash flows provided by (used in) operating activities:
Net income	$(11.7)	$15.6	$18.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29.6	40.3	41.2
Impairment and other write-downs of non-current assets	44.6	13.5	7.5
Cumulative effect of an accounting change	11.8	—	—
Deferred income taxes	12.9	(1.6)	6.8
Non-cash interest, net	3.8	1.6	1.6
Net loss (gain) on sale of assets	4.0	1.3	(6.4)
Provision for credit losses	2.1	1.3	1.2
Compensatory expense for stock options	0.3	0.4	1.8
Change in operating assets and liabilities:
Accounts receivable	(9.6)	(8.0)	(0.6)
Prepaid income taxes	(8.4)	(9.5)	(1.8)
Inventories and other operating assets	(3.4)	(2.3)	1.6
Accounts payable and other operating liabilities	17.8	4.8	(11.3)

Net cash provided by operating activities	93.8	57.4	59.9

Cash flows provided by (used in) investing activities:
Capital expenditures	(49.7)	(58.0)	(50.0)
Proceeds from dispositions of property and equipment	35.4	39.9	28.9
Other, net	0.7	0.6	1.2

Net cash used in investing activities	(13.6)	(17.5)	(19.9)

Cash flows provided by (used in) financing activities:
Proceeds from 2002 Credit Facility	250.0	—	—
Principal and premium payments — Senior Subordinated Notes	(133.4)	(24.3)	(16.9)
Principal payments — 1997 Credit Facility	(78.7)	(79.9)	(12.6)
Principal payments — 2002 Credit Facility	(27.1)	—	—
Principal payments — capital lease obligations	(0.3)	(2.0)	(4.6)
Net (repayments) borrowings — Southtrust Line of Credit	(1.7)	1.7	—
Issuance of common stock, net	0.3	46.0	—
Stock repurchases	(77.9)	—	(0.1)
Increase in bank overdrafts, net	(7.8)	4.4	(2.6)
Debt issuance costs	(4.9)	—	(0.1)
Proceeds from exercise of employee stock options and other, net	5.8	4.1	(3.5)

Net cash used in financing activities	(75.7)	(50.0)	(40.4)

Net increase in cash and cash equivalents	4.5	(10.1)	(0.4)
Cash and cash equivalents at beginning of period	5.1	15.2	15.6

Cash and cash equivalents at end of period	$9.6	$5.1	$15.2

See accompanying notes to consolidated financial statements.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2002, 2001 and 2000
(in millions, except per share data)

Note — 1 Description of Business

      During fiscal years 2002, 2001 and 2000, AFC Enterprises, Inc. and subsidiaries (“AFC” or “the Company”) developed, operated and franchised quick-service restaurants, bakeries and cafes (generally referred to as “QSRs” or “units” throughout these notes) under the trade names Popeyes® Chicken & Biscuits (“Popeyes”), Church’s Chicken™ (“Church’s”), Cinnabon® (“Cinnabon”), Seattle’s Best Coffee® (“SBC”) and Torrefazione Italia® Coffee (“TI”). The Company also operated wholesale coffee and bakery businesses.

      Of AFC’s company-operated QSRs, the majority are located in the southern and southwestern United States. The Company’s international franchisees operate in Canada, Mexico, Puerto Rico, Korea and various countries throughout South America, Asia and Europe.

      During 2002, 2001 and 2000, the Company had a subsidiary, the Seattle Coffee Company (“Seattle Coffee”), which was the holding company for its SBC and TI brands. As discussed in Note 24, on July 14, 2003, the Company sold Seattle Coffee. Because these operations were not held for sale at December 29, 2002, the Company has classified them as a component of continuing operations in the accompanying consolidated financial statements.

Note — 2	Summary of Significant Accounting Policies

      Restatement of Prior Years’ Financial Information. As discussed in Note 23, the Company’s consolidated balance sheet as of December 30, 2001 and its consolidated statements of operations, cash flows and changes in shareholders’ equity for 2001 and 2000 have been restated from amounts previously reported to correct certain accounting errors. All information presented in these notes reflects the effects of the restatement.

      Principles of Consolidation. The consolidated financial statements include the accounts of AFC Enterprises, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

      Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates affect the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

      Reclassifications. In the accompanying consolidated financial statements and in these notes, certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on previously reported net income.

      Foreign Currency Transactions. Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees and coffee sales to international customers) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses upon settlement are included in the accompanying consolidated statements of operations as a component of “general and administrative expenses” and were net losses of $0.1 million, $0.2 million and $0.4 million in 2002, 2001 and 2000, respectively.

      Fiscal Year. The Company’s fiscal year ends on the last Sunday in December. The 2002 and 2001 fiscal years consisted of 52 weeks each, while the 2000 fiscal year consisted of 53 weeks.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      Cash and Cash Equivalents. The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. As of December 29, 2002 and December 30, 2001 such overdrafts were approximately $6.5 million and $14.3 million, respectively and were included in “accounts payable” in the accompanying consolidated balance sheets.

              Supplemental Cash Flow Information.

	2002	2001	2000

	(In millions)
Interest paid, net of amounts capitalized	$21.2	$25.0	$33.5
Income taxes paid, net of refunds	7.2	21.7	9.0
Notes received in conjunction with dispositions of property and equipment	4.4	3.6	4.6
Notes received related to past due franchise revenues	0.1	—	—
Change in assets under contractual agreement	—	0.3	8.0

      Accounts Receivable, Net. At December 29, 2002 and December 30, 2001, accounts receivable, net were $34.6 million and $26.9 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, rents and other miscellaneous items. Accounts receivable also includes amounts related to the sale of food products to supermarkets and other foodservice retailers. The accounts receivable balance is stated net of an allowance for doubtful accounts. During 2002, 2001 and 2000, changes in the allowance for doubtful accounts were as follows:

	2002	2001	2000

	(In millions)
Balance, beginning of year	$2.6	$2.0	$2.2
Provisions	1.8	1.3	1.3
Recoveries and other	—	0.1	(0.1)
Write-offs	(1.1)	(0.8)	(1.4)

Balance, end of year	$3.3	$2.6	$2.0

      Notes Receivable, Net. At December 29, 2002 and December 30, 2001, notes receivables, net were approximately $13.7 million and $10.8 million, respectively, of which $1.6 million and $0.8 million, respectively, was current. At December 29, 2002, interest rates on approximately $0.5 million of the notes were indexed to the prime rate and the remaining notes had fixed interest rates that ranged from 6.5% to 10.25%.

      Notes receivable consist primarily of consideration received in conjunction with the sale of Company assets in three distinct transactions: the sale of 35 Church’s company-operated restaurants to a franchisee in 2002; the sale of 24 Popeyes company-operated restaurants to a franchisee in 2001; and the sale of an equipment manufacturing operation in 2000 (see Note 23). Notes receivable also include notes from franchisees to finance certain past due franchise revenues, rents and interest. See Note 21 for a discussion of notes receivable from officers which are included as a component of shareholders’ equity in the accompanying consolidated balance sheets.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      The notes receivable balance is stated net of allowances for uncollectibility. During 2002, 2001 and 2000, changes in the allowance for uncollectible notes were as follows:

	2002	2001	2000

	(In millions)
Balance, beginning of year	$0.2	$0.2	$0.4
Provisions	0.3	—	(0.1)
Write-offs	—	—	(0.1)

Balance, end of year	$0.5	$0.2	$0.2

      Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value.

      Property and Equipment. Property and equipment is stated at cost, including capitalized interest and other costs incurred during the construction period for certain assets. During 2002, 2001 and 2000, interest capitalized was approximately $0.3 million, $0.3 million and $0.3 million, respectively. Other capitalized costs include personnel expenses related to employees directly involved in the Company’s development of a new QSR or refurbishment of an older one.

      Provision for depreciation is made using the straight-line method over the estimated useful lives of the depreciable assets: 5-35 years for buildings; 2-15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3-20 years). Depreciation expense for 2002, 2001 and 2000, including that related to property and equipment held under capital leases, was approximately $29.3 million, $30.9 million and $31.5 million, respectively.

      The Company evaluates property and equipment for impairment on an annual basis (during the fourth quarter of each year) or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated QSRs, the Company performs its annual impairment evaluation on a site-by-site basis. The Company evaluates QSRs using a “two-year history of operating losses” as its primary indicator of potential impairment. Based on the best information available, the Company writes down an impaired QSR to its estimated fair market value, which becomes its new cost basis. The Company generally measures the estimated fair market value by discounting estimated future cash flows. In addition, when the Company decides to close a QSR, it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

      Assets Under Contractual Agreement. During 2000, AFC transferred certain long-lived assets to a company owned by a former AFC employee in exchange for shares of preferred stock of that company. Concurrent with the transfer of assets, which consisted of restaurant equipment for twelve Popeyes restaurants, that company became a Popeyes franchisee.

      During 2001, AFC transferred two restaurants to a former employee with the right to repurchase the assets under certain circumstances. Concurrent with the transfer of assets, the Company entered into a franchise agreement and a management agreement to operate the stores for the franchisee.

      Because the risks of ownership had not passed to the buyer, the Company did not remove the above assets from its books and records. The Company has classified these assets as “Assets Under Contractual

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

Agreement” in the accompanying consolidated balance sheets. As of December 29, 2002 and December 30, 2001 the carrying values of these assets were as follows:

	2002	2001

	(In millions)
Property and equipment, net	$2.7	$2.7
Goodwill, net	5.6	5.6

	$8.3	$8.3

      The results of operations and cash flows associated with these assets are not included in the accompanying consolidated financial statements. The Company reviews the operations associated with these assets, and any loss incurred in the operations are considered in the valuation of the assets.

      Derivative Financial Instruments. Our use of derivative instruments is generally limited to foreign currency contracts on the Korean Won which we enter into with financial institutions. We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires that all derivative instruments be recorded on the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately. The Company currently does not designate any of its derivative financial instruments as hedging instruments and, accordingly, all gains and losses are included in its statements of operations.

      Goodwill and Other Intangible Assets. Goodwill arises from business combinations accounted for by the purchase method and is the excess of the cost of an acquired business over the fair value of assets acquired (including identifiable intangible assets) and liabilities assumed. The Company’s other intangible assets include trademarks, trade names and franchise value.

      In 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and, at that time, discontinued its prior practice of amortizing goodwill and other indefinite-lived intangible assets. These assets are now being accounted for by the impairment-only approach. The Company’s finite-lived intangible assets continue to be amortized on a straight-line basis. Prior to the adoption of SFAS 142, the estimated useful lives were 20-40 years for goodwill; 20-40 years for trademarks, trade names and franchise value; and 3-20 years for other intangible assets.

      Amortization expense associated with goodwill and other intangible assets for 2002, 2001 and 2000 was approximately $0.3 million, $9.4 million and $9.7 million, respectively. Application of SFAS 142’s non-amortization provisions in 2001 and 2000 would have increased net income by approximately $6.2 million and $6.4 million, respectively. In 2001, basic and diluted earnings per common share would have increased by $0.21 and $0.20, respectively. In 2000, basic and diluted earnings per common share would have increased by $0.24 and $0.22, respectively.

      The Company evaluates goodwill and other indefinite-lived assets for impairment on an annual basis (during the fourth quarter of each year) or when circumstances arise indicating that a particular asset may be impaired. In accordance with the requirements of SFAS 142, the Company assigns goodwill to its reporting units for purposes of its impairment evaluation. The Company’s reporting units are its business segments. The impairment evaluation is conducted using a two-step process. In the first step, the Company compares the carrying value of each reporting unit to its estimated fair value. The Company estimates the fair value of the reporting unit using a discounted cash flow model or market price, if available. The operating assumptions used in the discounted cash flow model are generally consistent with the past

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the fair value of the reporting unit’s net assets is determined to be less than the carrying value, a second step is performed. In the second step, the Company determines the level of impairment by comparing the implied fair value of the reporting unit’s goodwill (a process that assigns the estimated fair value of the reporting unit to its assets in a manner similar to a purchase price allocation) to its carrying value. If the estimated fair value is less than the carrying value, an impairment charge is recorded for the difference. Prior to the adoption of SFAS 121 the Company accounted for impairment of its long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of and accounted for its intangible assets under APB Opinion No. 17, Intangible Assets.

      In conjunction with the adoption of SFAS 142, the Company reassessed the useful lives and the classification of its finite-lived intangible assets and determined that no revisions were necessary. Estimated amortization expense associated with the Company’s finite-lived intangible assets for 2003 through 2007 is $0.3 million, $0.3 million, $0.2 million, $0.2 million and $0.2 million, respectively. The weighted average amortization period for these assets is 13 years.

      Debt Issuance Costs. Costs incurred in establishing new debt facilities are capitalized and then amortized, utilizing a method that approximates the effective interest method. In the Company’s consolidated statements of operations, these costs are included as a component of “interest expense, net.” During 2002, 2001 and 2000, the Company amortized debt issuance costs of approximately $1.1 million, $1.6 million and $1.6 million, respectively.

      In conjunction with the early extinguishment of debt, the Company wrote-off additional debt issuance costs of $3.1 million, $0.5 million and $0.5 million in 2002, 2001 and 2000, respectively. During 2002, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. As a result, these write-offs are included as a component of “interest expense, net” in the accompanying consolidated statements of operations. In prior years, such items had been treated as extraordinary losses.

      Reverse Stock Split. On February 7, 2001, the Company affected a two-for-three reverse stock split of its common shares. In the accompanying consolidated financial statements and related notes, all share and per share amounts prior to the record date of the stock split have been adjusted to reflect the stock split.

      Advertising Funds. The Company maintains cooperative advertising funds that receive contributions from the Company and the franchisees of its various brands, based upon a percentage of QSR sales. These funds are used exclusively for brand advertising. For 2002, 2001 and 2000, total contributions to these funds, by the Company and its franchisees, were $85.6 million, $84.3 million and $78.3 million, respectively.

      In the Company’s consolidated financial statements, contributions received from franchisees related to these funds and the associated expenses of the funds are accounted for using the agency method. The balance sheet components of the funds are consolidated by line item in the Company’s consolidated balance sheets with the exception of cash, which is restricted as to use and included as a component of “other current assets” and the net funds’ balance which is included in the Company’s consolidated balance sheets as a component of “accounts payable.” At December 29, 2002 and December 30, 2001, the net funds’ balance was $2.4 million and $2.3 million, respectively.

      The Company’s contributions to the advertising funds are fully reflected in the Company’s consolidated statements of operations as a component of “restaurant employee, occupancy and other

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

expenses.” Such contributions and the Company’s other advertising costs are expensed as incurred. In 2002, 2001 and 2000, these costs totaled approximately $31.5 million, $36.9 million and $44.1 million, respectively.

      Revenue Recognition — Sales by Company-Operated Restaurants. Revenue from the sale of food and beverage products at company-operated QSRs is recognized upon delivery.

      Revenue Recognition — Franchise Operations. Revenue from franchising activities is recognized based on the terms of the underlying agreements.

Franchise Agreements. In general, the Company’s franchise agreements provide for the payment of a one-time fee associated with the opening of a new QSR and an ongoing royalty based on a percentage of sales. These agreements also require contributions by the franchisee (and the Company) to an advertising fund, as discussed below.

Development Agreements. In general, the Company’s development agreements provide for the development of a specified number of QSRs within a defined geographic territory in accordance with a schedule of opening dates. Development schedules generally cover three to five years and typically have benchmarks for the number of QSRs to be opened at six to twelve month intervals. Development agreement payments are made when the agreement is executed and are nonrefundable.

      Initial franchise fees and development fees are recorded as deferred franchise revenue when received and are recognized as revenue when the QSRs covered by the fees are opened or all material services or conditions relating to the fees have been substantially performed or satisfied by the Company. The Company recognizes royalty revenues as earned.

      Revenue Recognition — Wholesale Transactions. Revenue from the Company’s wholesale operations is recognized upon delivery, based upon the terms of each sale. Revenues include amounts billed for shipping and handling costs. Costs of shipping and handling are included in wholesale cost of sales.

      Other Revenues. Other revenues are principally composed of rental income associated with properties leased or sub-leased to franchisees and other fees associated with unit conversions. Rental revenues are recognized on the straight-line basis over the lease term. Fees associated with unit conversions are recognized when all material services or conditions relating to the fees have been substantively performed or satisfied by the Company.

      Slotting Fees. Slotting fees are paid to grocery stores to obtain favorable shelf positioning for the Company’s wholesale products. Fees paid pursuant to a written contract are deferred and amortized over the term of the contract as a reduction of wholesale revenues. All other fees of this nature are charged against wholesale revenues as incurred.

      Gains and Losses Associated With Unit Conversions. In the normal course of business, AFC sells the assets of company-operated QSRs to existing or new franchisees. These transactions are referred to as unit conversions.

      The Company defers gains on unit conversions when the Company has continuing involvement in the assets sold beyond the customary franchisor role. The Company’s continuing involvement generally includes seller financing or the leasing of real estate to the franchisee. Deferred gains are recognized over the remaining term of the continuing involvement. Losses are recognized immediately. For unit conversions, the computation of gains or losses also includes an allocation of goodwill if the underlying unit was acquired through a transaction accounted for by the purchase method.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      During 2002, 2001 and 2000, gains and losses associated with unit conversions, were as follows.

	2002	2001	2000

	(In millions)
(Losses) gains recognized, net	$(4.0)	$(1.3)	$6.4
Gains deferred	10.3	6.4	2.9

      In addition, during 2002, 2001 and 2000, the Company recognized approximately $8.0 million, $4.9 million and $1.8 million in fees associated with these unit conversions. These fees are a component of “other revenues” in the accompanying consolidated statements of operations.

      Research and Development. Research and development costs are expensed as incurred. For 2002, 2001 and 2000, such costs were approximately $2.1 million, $2.1 million and $2.2 million, respectively.

      Stock-Based Employee Compensation. The Company accounts for stock options issued to employees under the intrinsic value method. Had the Company’s stock option plans been accounted for under the fair value method, the Company’s net income would have been reduced to the following pro forma amounts:

	2002	2001	2000

	(In millions, except
	per share amounts)
Net (loss) income as reported	$(11.7)	$15.6	$18.3
Incremental stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(2.4)	(1.0)	(0.1)

Pro forma net (loss) income	$(14.1)	$14.6	$18.2

Basic (loss) earnings per share
As reported	$(0.39)	$0.53	$0.70
Pro forma	(0.47)	0.49	0.69
Diluted (loss) earnings per share
As reported	$(0.37)	$0.50	$0.64
Pro forma	(0.45)	0.46	0.63

      The fair value of each option in 2002 and 2001 is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions are used for grants:

	2002	2001

Approximate risk-free interest rate percentage	2.8%	4.4%
Expected dividend yield percentage	0.0%	0.0%
Expected lives (in years)	4.0	4.6
Expected volatility percentage	46.4%	35.0%

      The fair value of each option in 2000 was estimated on the date of grant using the “minimum value” method, as permitted by SFAS 123 prior to the Company’s initial public offering in 2001, with the following weighted-average assumptions used for 2000 grants: risk-free interest rates ranging from approximately 4.5% to 6.7%; expected lives of approximately 10 years and 7 years for the 1996 Nonqualified Performance Stock Option Plan and the 1996 Nonqualified Stock Option Plan, respectively.

      Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Recent Accounting Pronouncements That The Company Has Not Yet Adopted. In May 2003, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes adoption of SFAS 149 will not have a material effect on its financial position or its results of operations.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 applies immediately to variable interest in VIEs created or obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the end of fiscal 2003, December 27, 2003, for the Company). FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when FIN 46 becomes effective.

      As discussed in Note 13, the Company has guaranteed franchisee loan and lease obligations of approximately $1.5 million and has provided an additional $1 million in guarantees under a loan program for franchisees to purchase or develop new units.

      Also as discussed in Note 13, the Company and its franchisees own a purchasing cooperative, SMS, for the purpose of purchasing certain restaurant products. The Company’s equity ownership is generally proportional to the percentage ownership of the QSRs it owns in relation to the total QSRs that participate in SMS. The Company is continuing to evaluate whether this cooperative is a VIE under the provisions of FIN 46, and if so, whether the Company is the primary beneficiary. The Company does not currently believe consolidation of this cooperative will be required as a result of the adoption of FIN 46.

      As of the date of this filing, the Company understands the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46. Additionally, certain FSPs relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact the Company’s analysis of the

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

applicability of FIN 46 to entities that are franchisees of the Company’s brands. The Company is aware of certain interpretations by some parties of the provisions of FIN 46, given its continuing evolution, which could have applicability when certain conditions exist that are not representative of a typical franchise relationship. These conditions include the franchisor possessing an equity interest in, or providing significant levels of, financial support to a franchisee. Except as discussed in “Assets Under Contractual Agreement” we do not possess ownership interests in our franchisees.

      Additionally, we generally do not provide financial support to the franchisee in our typical franchise relationship. While the Company continues to monitor and analyze developments regarding FIN 46 that would impact its applicability to franchise relationships, at this time the Company does not believe that the required consolidation of franchise entities, if any, would materially impact the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 requiring more prominent disclosures in both annual and interim financial statements about the effect of the method used on reported results. Regardless of whether, when or how a company adopts the fair value based method of accounting, SFAS 148 prescribes a specific tabular format and requires disclosure in the “Summary of Significant Accounting Policies” or its equivalent. The Company has adopted the disclosure requirements of SFAS 148.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods after December 15, 2002. As it relates to the Company’s loan guarantee programs (Note 13), the Company has complied with the disclosure requirements of FIN 45. As it concerns the recognition provisions of FIN 45, the Company does not believe that their adoption, in the first quarter of 2003, will have a material effect on the Company’s financial position or its results of operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The Statement supercedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires the fair value of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company believes adoption of SFAS 146 will not have a material effect on its financial position or its results of operations.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

the normal operation of a long-lived asset, except for certain obligations of leases and the associated asset retirement costs. It is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 will be adopted in the first quarter of 2003. The Company believes the effect of adopting SFAS 143 will result in a charge of less than $1.0 million to its consolidated results of operation.

Note — 3 Inventories

	2002	2001

	(In millions)
Food and beverage items, preparation and packaging materials	$14.1	$14.6
Equipment, promotional and other	0.8	1.3

	$14.9	$15.9

Note — 4 Other Current Assets

	2002	2001

	(In millions)
Restricted cash	$6.8	$7.4
Prepaid rentals	3.1	2.9
Prepaid advertising	1.8	1.0
Deferred income taxes	1.3	1.1
Other	1.5	1.2

	$14.5	$13.6

      Amounts classified as “restricted cash” relate to the cooperative advertising funds the Company maintains for its franchisees (Note 2).

Note — 5 Property and Equipment, Net

	2002	2001

	(In millions)
Land	$41.1	$41.7
Buildings and improvements	143.2	167.5
Equipment	165.9	179.3
Properties held for sale	0.7	1.0

	350.9	389.5
Less accumulated depreciation	(137.1)	(151.3)

	$213.8	$238.2

      Included in property and equipment, net at December 29, 2002 and December 30, 2001 are capital lease assets with a gross book value of $15.0 million and $21.9 million, respectively and accumulated amortization of $6.8 million and $8.8 million, respectively.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

Note — 6 Goodwill

	2002	2001

	(In millions)
Balance, beginning of year	$67.0	$76.6
Impairments (Note 18)	(26.0)	(3.6)
Adoption of SFAS 142	(11.8)	—
Allocated to the sale of QSRs and other	(1.3)	(3.9)
Amortization expense	—	(2.1)

Balance, end of year	$27.9	$67.0

      In the first quarter of 2002, the Company adopted SFAS 142 and thereupon recorded an impairment of goodwill totaling $11.8 million. In the fourth quarter of 2002, the Company recorded a $26.0 million impairment charge arising from its annual assessment of goodwill. Both of these charges were associated with the Company’s coffee segment. These charges were made necessary by consecutive years of deteriorating operations and cash flow projections indicating a decline in value. In determining the extent of the fourth quarter 2002 impairment charge, the Company considered the terms of the sale agreement discussed in Note 24.

      Of the $27.9 million of goodwill at December 29, 2002, approximately $10.6 million relates to the Company’s chicken segment, approximately $11.7 million relates to the Company’s bakery segment and the remaining $5.6 million relates to the Company’s coffee segment.

      While historical operating losses in the Company’s bakery segment indicate potential goodwill impairment, at December 29, 2002, based upon its annual assessment of goodwill, the Company’s management concluded that there was no impairment at that time. If the bakery segment continues to experience operating losses and management’s assessment of future trends change in an adverse direction, an impairment may be warranted.

      At December 30, 2001, immediately prior to the Company’s adoption of SFAS 142, accumulated amortization associated with the Company’s goodwill balances was $9.5 million.

Note — 7 Trademarks and Other Intangible Assets, Net

	2002	2001

	(In millions)
Non-amortized intangible assets:
Trademarks and trade names	$110.9	$110.9
Other	2.4	1.9

	113.3	112.8
Amortizable intangible assets:
Franchise value	2.2	1.9
Other intangible assets	1.0	1.0
Accumulated amortization	(1.1)	(0.9)

	$115.4	$114.8

      Amounts assigned to trademarks and trade names arose from the allocation of reorganization value (when the Company emerged from bankruptcy in 1992) and from the allocation of purchase price on

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

acquisitions (primarily related to the Cinnabon and Seattle Coffee acquisitions). Of the $110.9 million of trademarks and trade names at December 29, 2002, approximately $59.7 million relates to the Company’s chicken segment, approximately $41.2 million relates to the Company’s bakery segment and the remaining $10.0 million relates to the Company’s coffee segment. See Note 24 concerning the July 14, 2003 divestiture of Seattle Coffee.

Note — 8 Other Long-Term Assets, Net

	2002	2001

	(In millions)
Non-current notes receivable, net	$12.1	$10.0
Assets under contractual agreement	8.3	8.3
Debt issuance costs	4.4	3.7
Deferred slotting fees	4.4	2.4
Other	5.2	6.4

	$34.4	$30.8

Note — 9 Accrued Liabilities

	2002	2001

	(In millions)
Accrued employee benefits	$4.6	$4.8
Accrued wages, bonuses and commissions	3.4	4.8
Accrued insurance	2.9	1.1
Accrued property taxes	2.4	1.4
Accrued legal	2.1	0.5
Other	3.7	5.2

	$19.1	$17.8

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

Note-10     Long-Term Debt and Other Borrowings

	2002	2001

	(In millions)
2002 Credit Facility:
Revolving credit facility	$50.0	$—
Tranche A term loan	73.1	—
Tranche B term loan	99.8	—
1997 Credit Facility:
Tranche A term loan	—	17.0
Tranche B term loan	—	51.7
Acquisition Facility	—	10.0
Senior Subordinated Notes	—	126.9
Capital lease obligations (Note 11)	1.5	2.0
Southtrust Line of Credit	—	1.7
Other notes	2.2	0.2

	226.6	209.5
Less current portion	(17.6)	(33.7)

	$209.0	$175.8

      2002 Credit Facility. On May 23, 2002, the Company entered into a new bank credit facility (the “2002 Credit Facility”) with J.P. Morgan Chase, Credit Suisse First Boston and certain other lenders, which consists of a $75.0 million, five-year revolving credit facility, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan.

      Under the terms of the revolving credit facility, the Company may also obtain short-term borrowings and letters of credit up to the amount of unused borrowings under that facility. As of December 29, 2002, there was $50.0 million in outstanding borrowings under the revolving credit facility and $6.8 million of outstanding letters of credit, leaving amounts available for short-term borrowings and additional letters of credit of $18.2 million. The revolving credit facility is due in full without installments in May 2007.

      At closing, the Company drew the entire $125.0 million Tranche B term loan to refinance its 1997 Credit Facility of approximately $62.6 million and invested the excess in highly rated short-term investments. In June 2002, the Company drew the entire $75.0 million Tranche A term loan and used the proceeds, along with the excess from the Tranche B term loan, to redeem its Senior Subordinated Notes.

      On August 9, 2002, the Company made an optional prepayment of $25.0 million on the Tranche B term loan using cash from operations.

      The term loans and the revolving credit facility bear interest at LIBOR plus an applicable margin based on certain financial leverage ratios, which may fluctuate because of changes in these ratios. As of December 29, 2002, the margins were 2.0% for the revolving credit facility and the Tranche A term loan and 2.25% for the Tranche B term loan. On July 14, 2003, the start of the Company’s third quarter for 2003, these margins changed to 2.25% for the revolving credit facility and the Tranche A term loan and 2.50% for the Tranche B term loan due to an amendment to the 2002 Credit Facility. On August 22, 2003, these margins changed to 2.75% for the revolving credit facility and the Tranche A term loan and 3.00% for the Tranche B term loan due to an amendment to the 2002 Credit Facility. The Company also

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

pays a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the Tranche A term loan and the revolving credit facility.

      As of December 29, 2002, Tranche A principal was payable in quarterly installments ranging from $1.8 million to $5.3 million beginning September 2002 and maturing in May 2007. As of December 29, 2002, Tranche B principal was payable in quarterly installments ranging from $0.2 million to $22.4 million beginning September 2002 and maturing in May 2009. For both the Tranche A and Tranche B term loans, interest is paid in one, two, three or six-month periods.

      In addition to the scheduled installments associated with the Tranche A and Tranche B term loans, at the end of each year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. Amounts reflected in current maturities on long-term debt consider prepayments associated with this provision. In addition, prepayments are due from the proceeds of certain qualifying sales, including the sale of the capital stock of a subsidiary of the Company. Whenever any prepayment is made, subsequent installments are ratably reduced.

      The 2002 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The Company’s subsidiaries are required to guarantee its obligations under the 2002 Credit Facility. In connection with the 2002 Credit Facility, the Company incurred approximately $4.9 million in debt issuance costs, which were capitalized and are being amortized over the life of the 2002 Credit Facility.

      The 2002 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions.

      See Note 24 for a discussion of amendments made to the 2002 Credit Facility subsequent to December 29, 2002.

      1997 Credit Facility. Pursuant to the terms of the Company’s Senior Secured Credit Facility, as amended (“1997 Credit Facility”), the Company was provided with a $50.0 million term loan (“Tranche A”), a $75 million term loan (“Tranche B”), a $25.0 million revolving credit facility and a $100.0 million facility to be used for acquisitions (“Acquisition Facility”). Various financial institutions funded the Company’s Tranche A and Tranche B loans, some of which were shareholders of the Company. Interest rates associated with the 1997 Credit Facility were, at the Company’s election, either (i) a defined base rate plus a defined margin or (ii) LIBOR plus a defined margin, subject to reduction based on the achievement of certain financial leverage ratios. Additionally, the Company paid fees associated with unused portions of the revolving credit facility and the Acquisition Facility, and fronting and other fees and charges associated with its letters of credit.

      In 2001, the Company made prepayments of $20.0 million and $62.0 million related to the Tranche B loan and the Acquisition Facility, respectively, $46.0 million of which was funded using net proceeds from the Company’s initial public offering and the remainder with proceeds from operations. In 2002, the Company retired the Tranche A and Tranche B loans with proceeds from the 2002 Credit Facility. In 2002, the Company repaid the $10.0 million outstanding balance of the Acquisition Facility with proceeds from operations, retiring that arrangement as well. The revolving portion of the 1997 Credit Facility, which had no outstanding balance at December 30, 2001, was also retired during 2002. In conjunction with the

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

retirement of these loans, the Company wrote-off unamortized debt issuance costs, which are a component of “interest expense, net” in the accompanying consolidated statements of operations.

      Senior Subordinated Notes. In May 1997, the Company completed a debt offering of $175.0 million of Senior Subordinated Notes bearing interest at 10.25% per annum. During 2000, the Company repurchased $17.0 million of the Senior Subordinated Notes at a net discount of $0.1 million. The Company funded these repurchases with proceeds from the 1997 Credit Facility and cash from operations. During 2001, the Company repurchased $23.1 million of the Senior Subordinated Notes at a premium of $1.2 million. The Company funded these repurchases with proceeds from the sale of company-operated units to franchisees, cash from operations and the Company’s 1997 Credit Facility. During 2002, the Company exercised a call provision and repurchased the remaining notes with a carrying value of $126.9 million at a premium of $6.5 million. The Company funded this repurchase with proceeds from the 2002 Credit Facility. In connection with the 2002, 2001 and 2000 repurchases, the Company wrote-off an allocable portion of its unamortized debt issue costs in each year. The premiums, discounts and the write-offs of unamortized debt issue costs are a component of “interest expense, net” in the accompanying consolidated statements of operations and resulted in losses from extinguishment of debt of $9.6 million in 2002, $1.7 million in 2001 and $0.4 million in 2000.

      Southtrust Line of Credit. During 2002 and 2001, the Company had an agreement with Southtrust Bank consisting of a $5.0 million revolving line of credit, renewable each year on May 30. The monthly interest payments were based on LIBOR plus an applicable margin. As of December 29, 2002, the margin was 1.125%. The Company also paid a quarterly commitment fee of 0.5% on the unused portion of this line of credit. On March 31, 2003, the Company and Southtrust agreed to terminate this facility.

      Future Debt Maturities. Excluding capital lease obligations, at December 29, 2002, aggregate future debt maturities were as follows:

(In millions)
2003	$17.6
2004	12.7
2005	16.3
2006	25.5
2007	61.6
Thereafter	91.4

$225.1

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

Note — 11 Leases

      At December 29, 2002, future minimum payments under capital and non-cancelable operating leases were as follows:

	Capital	Operating
	Leases	Leases

	(In millions)
2003	$0.2	$29.7
2004	0.2	26.6
2005	0.2	22.7
2006	0.2	18.8
2007	0.3	15.8
Thereafter	1.7	50.1

Future minimum lease payments	2.8	$163.7

Less amounts representing interest	(1.3)

Total obligations under capital leases (Note 10)	$1.5

      In 2002, 2001 and 2000, rental expense was approximately $35.2 million, $34.7 million and $34.8 million, respectively, including percentage rentals of $0.9 million, $1.0 million and $0.9 million, respectively.

      The Company leases certain restaurant properties and sub-leases other restaurant properties to franchisees. At December 29, 2002, the aggregate gross book value and the net book value of such properties was approximately $40.8 million and $27.7 million, respectively. Rental income from these leases and sub-leases was approximately $17.3 million, $12.4 million and $9.2 million in 2002, 2001 and 2000, respectively. At December 29, 2002, future minimum rental income associated with these leases and sub-leases, for each of the next five years, is approximately $15.7 million, $14.4 million, $12.6 million, $11.1 million and $9.5 million, respectively.

Note — 12 Deferred Credits and Other Long-Term Liabilities

	2002	2001

	(In millions)
Deferred gain on unit conversions	$19.1	$9.5
Deferred income taxes	18.2	5.1
Deferred franchise revenues	12.4	11.8
Deferred rentals	8.1	7.7
Executive retirement arrangements	4.6	4.8
Future lease obligations — closed facilities	3.1	4.0
Other	8.3	8.8

	$73.8	$51.7

Note — 13 Commitments and Contingencies

      Supply Contracts. Supplies are generally provided to AFC’s franchised and company-operated QSRs, pursuant to supply agreements negotiated by Supply Management Services, Inc. (SMS), a not-for-

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

profit purchasing cooperative. The Company and its Popeyes, Church’s and Cinnabon franchisees hold ownership interests in SMS in proportion to the number of QSRs they own. At December 29, 2002, the Company owned approximately 16.5% of SMS and held three of its eleven board seats. For its part, the Company does not guarantee the operations, indebtedness, or the contracts entered into by SMS. The operations of SMS are not included in the consolidated financial statements and the investment is accounted for using the cost method.

      Generally, SMS does not commit itself, the Company, or the Company’s franchisees to any purchase volumes for on-going menu items. Occasionally, though, for limited time offer programs, volume commitments are obtained for each operator including AFC. AFC had less than $0.5 million of such purchase commitments outstanding at December 29, 2002. The Company experienced no losses with respect to these contracts.

      The principal raw material for the Company’s Popeyes and Church’s systems is fresh chicken, representing approximately half of their “restaurant food, beverages and packaging” costs. Company-operated and franchised restaurants purchase their chicken from suppliers who service AFC and its franchisees from various plant locations. These costs are significantly affected by increases in the cost of fresh chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability.

      The Company has entered into long-term purchase agreements with its beverage suppliers. The range of marketing rebates and the dollar volume of purchases vary according to the Company’s demand for beverage syrup and fluctuations in the market rates for beverage syrup.

      Within the Company’s coffee segment, the principal raw material is green coffee beans. Seattle Coffee typically enters into supply contracts to purchase a pre-determined quantity of green coffee beans at a fixed price per pound. These contracts usually cover periods up to five years. Seattle Coffee always takes physical delivery of the coffee beans. As of December 29, 2002, Seattle Coffee had commitments to purchase green coffee beans at a total cost of approximately $39.5 million through December 2007. Seattle Coffee’s green coffee bean purchase commitments were transferred in connection with the July 14, 2003 sale of Seattle Coffee (Note 24).

      Through May 31, 2005, the Company has an arrangement with a supplier to purchase equipment. At December 29, 2002, approximately $2.8 million of targeted purchases under the agreement were outstanding; approximately $1.1 million relating to each of the calendar years 2003 and 2004 and the remainder relating to 2005. If the purchase targets are not met, a 30% penalty is due. The Company expects to make equipment purchases in excess of the targets and believes that it will not be subject to the penalties.

      Formula and Supply Agreements With Former Owner. The Company has a formula licensing agreement with Alvin C. Copeland, the founder of Popeyes and the present owner of Diversified Foods and Seasonings, Inc. (“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the Popeyes spicy fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay Mr. Copeland approximately $3.1 million annually until March 2029. During 2002, 2001 and 2000, the Company expensed approximately $3.1 million, $3.0 million and $3.1 million, respectively, under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.

      King Features Agreements. The Company has several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. Prior to 2002, the Company had the exclusive license to use the image and likeness of the cartoon character “Popeye” (and certain companion characters such

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

as “Olive Oyl”) in connection with the operations of Popeyes restaurants worldwide. The Company was obligated to pay King Features a royalty of one-tenth of one percent (0.1%) on the first $1.0 billion of Popeyes cumulative annual system-wide sales and one-twentieth of one percent (0.05%) on the next $2.0 billion of such annual sales. Under the agreement, total annual royalties were capped at $2.0 million per year.

      On January 1, 2002 an amendment was made to these agreements limiting the exclusive license to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States continue to have the exclusive use of the image and likeness of the cartoon character “Popeye” (and certain companion characters such as “Olive Oyl”). Under the amendment, the Company is obligated to pay King Features a royalty of $0.9 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of the Company’s gross revenues from the sales of the “Popeye” products sold through retail outlets outside of the Popeyes restaurant system. These agreements extend through June 30, 2010.

      In 2002, 2001 and 2000 payments made to King Features were $0.9 million, $1.2 million and $1.1 million, respectively. Payments are made from a cooperative advertising fund (Note 2) associated with the Popeyes brand.

      Accounting and Tax Functions Outsourcing. Effective September 3, 2002, the Company entered into an agreement with Deloitte & Touche, LLP (“D&T”) under which D&T provides certain accounting and tax functions. Under the terms of the agreement, as amended, the primary functions to be performed by D&T include transaction processing in the sales, payroll, accounts receivable, accounts payable, fixed assets, and sales and property taxes areas. The services performed by D&T are essentially those services formerly performed by the Company’s San Antonio Management Services Center. Virtually all of AFC’s former employees in the San Antonio Management Services Center transitioned to employment positions with D&T. The contract expires December 31, 2009, unless terminated earlier in accordance with the agreement.

      The contract includes a fixed annual fee of $1.2 million plus a variable fee based upon the number of company-operated QSRs and the number of franchised QSRs. At December 29, 2002, future minimum payments under this contract, including the variable rates applied to the Company’s and its franchisees’ QSR count at December 29, 2002, are as follows:

(In millions)
2003	$4.3
2004	4.3
2005	4.5
2006	4.6
2007	4.8
Thereafter	10.2

$32.7

      During 2002 the Company expensed $1.5 million under this agreement.

      Information Technology Outsourcing — D&T. The Company has an information technology outsourcing contract with D&T. The contract was entered into during 2002, became effective on January 1,

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

2003 and extends through December 31, 2009. At December 29, 2002, the future minimum payments under this contract were as follows:

(In millions)

2003	$2.7
2004	2.8
2005	2.9
2006	3.1
2007	3.2
Thereafter	6.7

$21.4

      Employment Agreements. The Company has employment agreements (effective January 2001) with five senior executives which provide for annual base salaries ranging from $250,000 to $575,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements generally terminate in 2004 or 2005, unless earlier terminated or otherwise renewed, pursuant to the terms thereof. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, up to two times his base annual salary and up to two times the bonus payable to the individual for the fiscal year in which such termination occurs. Under the agreements, upon a change of control of the Company and a significant reduction in the executive’s responsibilities or duties, the executive may terminate his employment and would be entitled to receive the same severance pay he would have received had his employment been terminated without cause.

      AFC Loan Guarantee Programs. In March 1999, the Company implemented a program to assist qualified current and prospective franchisees in obtaining the financing needed to purchase or develop franchised units at competitive rates. Under the program, the Company guarantees up to 20% of the loan amount and has a maximum aggregate liability for the entire pool of $1.0 million. Such guarantees typically extend for a three-year period. As of December 29, 2002, approximately $8.8 million was borrowed under this program, of which the Company was contingently liable for $1.0 million in the event of default.

      In November 2002, the Company implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. The duration of this program is five to seven years. Under its terms, the Company provides a first loss guarantee to a participating lending institution in an aggregate amount not to exceed ten percent of the sum of the original funded principal balances of all program loans. As of December 29, 2002, there were no outstanding borrowings under this program.

      These loan guarantees have not been recorded as an obligation in the Company’s consolidated balance sheets. The Company does not expect any material loss to result from these guarantees because it does not believe that performance, upon its part, will be required.

      Other Commitments. The Company has guaranteed certain loans and lease obligations of approximately $1.5 million and $0.4 million as of December 29, 2002 and December 30, 2001, respectively. $1.4 million of these guarantees arose in 2002 in connection with the sale of company-operated QSRs to franchisees. The remainder relate to the Company’s supply relationship with Diversified.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

These guarantees extend for periods as long as eight years after the date of the agreements. These guarantees have not been recorded as an obligation in the Company’s consolidated balance sheets. The Company does not expect any material loss to result from these guarantees because it does not believe that performance, upon its part, will be required.

      Litigation. The Company is involved in several matters relating to its announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002 and its announcement on April 22, 2003 indicating that it would also restate its financial statements for fiscal year 2000. See Notes 23 and 25 for more information concerning the restatement of the Company’s financial statements.

      On March 25, 2003, plaintiffs filed the first of eight securities class action lawsuits in the United States District Court for the Northern District of Georgia against AFC and several of its present and former officers. These actions all purport to be brought on behalf of a class of purchasers of the Company’s common stock during the period from March 2, 2001 through and including March 24, 2003 (the “Class Period”). The complaints all allege claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints generally allege that the defendants knowingly or recklessly made false or misleading statements during the Class Period concerning its financial condition and that its financial statements did not present its true financial condition and were not presented in accordance with generally accepted accounting principles. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief.

      By order dated May 21, 2003, the district court consolidated the eight lawsuits into one consolidated action. The Company expects that the plaintiffs will file a consolidated amended complaint in early 2004, to which the Company will respond in lieu of responding to the individual complaints.

      On June 5, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in the United States District Court for the Northern District of Georgia against certain current and former members of the Company’s board of directors and the Company’s largest shareholder. On July 24, 2003, a different shareholder filed a substantially identical lawsuit in the same court against the same defendants. By order dated September 23, 2003, the District Court consolidated the two lawsuits into one consolidated action. On November 24, 2003, the plantiffs filed a consolidated amended complaint that added as defendants three additional current or former officers of AFC and two other large shareholders of AFC. The consolidated complaint alleges, among other things, that the director defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, disgorgement or forfeiture of certain bonuses and options earned by certain defendants, disgorgement of profits earned through alleged insider selling by certain defendants, recovery of attorneys’ fees and costs, and other relief.

      On August 7, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in Gwinnett County Superior Court, State of Georgia, against certain current and former members of the Company’s board of directors. The complaint alleges that the defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error and by failing to maintain adequate internal accounting controls. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, attorneys’ fees, and other relief.

      On May 15, 2003, a plaintiff filed a securities class action lawsuit in Fulton County Superior Court, State of Georgia, against AFC and certain current and former members of the Company’s board of directors on behalf of a class of purchasers of the Company’s common stock “in or traceable to” AFC’s December 2001 $161 million public offering of common stock. The lawsuit asserts claims under

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

Sections 11 and 15 of the Securities Act of 1933 (“1933 Act”). The complaint alleges that the registration statement filed in connection with the offering was false or misleading because it included financial statements issued by the Company that were materially in error. The complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and other relief. The plaintiff claims that as a result of AFC’s announcement that it was restating its financial statements for fiscal year 2001 (and at the time of the complaint, were examining restating its financial statements for fiscal year 2000), AFC will be absolutely liable under the 1933 Act for all recoverable damages sustained by the putative class. On July 20, 2003, the defendants removed the action to the United States District Court for the Northern District of Georgia. The plaintiff filed a motion to remand the case to state court. The defendants opposed the motion to remand. On November 25, 2003, the federal district court entered an order granting the motion to remand, certifying the order for appellate review and staying the remand pending the completion of appellate proceedings. On December 10, 2003, the defendants filed a petition in the United States Court of Appeals for the Eleventh Circuit for permission to appeal from the district court’s order. The parties have agreed that the defendants will not be required to respond to the complaint until after the issue of remand is decided.

      On April 30, 2003, the Company received an informal, nonpublic inquiry from the SEC requesting voluntary production of documents and other information. The requests for documents and information relate primarily to the Company’s announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002. The SEC is also investigating whether the disclosure of certain financial information in November 2002 was in compliance with SEC Regulation FD. The Company intends to cooperate with the SEC in these inquiries.

      AFC has purchased directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. The Company has given notice to its D&O insurers of the claims described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of AFC’s announced restatement of its financial statements. There is risk that the D&O insurers will rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, AFC’s ultimate liability will exceed the available insurance.

      The lawsuits against AFC described above present material and significant risk to the Company. Although the Company believes that it has meritorious defenses to the claims of liability or for damages in these actions, it is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages. The amount of a settlement of, or judgment on, one or more of these claims or other potential claims relating to the same events could substantially exceed the limits of the Company’s D&O insurance. The ultimate resolution of these matters could have a material adverse impact on the Company’s financial results, financial condition and liquidity.

      The Company is a defendant in various legal proceedings arising in the ordinary course of business, including claims resulting from “slip and fall” accidents, employment-related claims, claims from guests or employees alleging illness, injury or other food quality, health or operational concerns and claims related to franchise matters. The Company has established reserves to provide for the defense and settlement of such matters and it believes their ultimate resolution will not have a material adverse effect on its financial condition or its results of operations.

      Insurance Programs. The Company carries property, general liability, business interruption, crime, directors and officers liability, employment practices liability, environmental and workers’ compensation insurance policies (except for workers’ compensation in the State of Texas, where the Company is self-insured against such liabilities) which it believes are customary for businesses of its size and type.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

Pursuant to the terms of their franchise agreements, the Company’s franchisees are also required to maintain certain types and levels of insurance coverage, including commercial general liability insurance, workers’ compensation insurance, all risk property and automobile insurance.

      The Company has established reserves (Note 9) with respect to the programs described above based on the estimated total losses the Company will experience. At December 29, 2002, the Company’s insurance reserves were partially collateralized by letters of credit and/or cash deposits of $6.1 million.

      Environmental Matters. The Company is subject to various federal, state and local laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations, as well as other applicable laws and regulations governing its operations. However, approximately 125 of the Company’s owned and/or leased properties are known or suspected to have been used by prior owners or operators as retail gas stations and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks (“USTs”) and some of these properties may currently contain abandoned USTs. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, the Company, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at its properties that are unrelated to USTs. In 2000, after an analysis of the Company’s property portfolio and an initial assessment of its properties, including testing of soil and groundwater at a representative sample of its facilities, the Company obtained insurance coverage that it believes is adequate to cover any potential environmental remediation liabilities. The Company is currently not subject to any administrative or court order requiring remediation at any of its properties.

      Foreign Operations. For each of 2002, 2001 and 2000, foreign operations represented less than 1% of sales by company-operated restaurants; approximately 17% of franchise revenues; and approximately 10%, 15% and 13%, respectively, of wholesale revenues. Aggregated, foreign-sourced revenues for 2002, 2001 and 2000 represented 4.4%, 4.1% and 3.3% of total revenues, respectively. At December 29, 2002, approximately $3.8 million of the Company’s accounts receivable were denominated in foreign currencies.

      Due to its international operations, the Company is exposed to risks from changes in international economic conditions and changes in foreign currency rates. On a limited basis, the Company has entered into foreign currency agreements with respect to the Korean Won to reduce its foreign currency risks associated with royalty streams from franchised operations in Korea. Net losses incurred by the Company during 2002, 2001 and 2000 related to these agreements were not significant to the Company’s financial position or its results of operations.

      Significant Franchisee. One domestic franchisee accounted for approximately 8%, 8% and 6% of the Company’s royalty revenues in 2002, 2001 and 2000, respectively.

Note — 14 Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

      Current assets and current liabilities. The Company believes the fair value of its cash and cash equivalents, accounts receivable, inventories, prepaid income taxes, other current assets, accounts payable and accrued expenses approximates carrying value.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      Long-term notes receivable. The Company believes the fair value of its long-term notes receivable approximates the carrying value, as the respective interest rates are commensurate with the credit and interest rate risks involved.

      Notes receivable from officers. The carrying value of the Company’s notes receivable from officers, including accrued interest and unamortized discounts was $6.1 million and $7.7 million at December 29, 2002 and December 30, 2001, respectively. The terms of these notes are presented at Note 21. Because the interest rates on these notes are not substantially different from prevailing market rates at December 29, 2002 and December 30, 2001, the Company believes their carrying value is a reasonable approximation of fair value.

      Long-term debt. The Company believes the fair value of its 2002 Credit Facility and its 1997 Credit Facility approximates their carrying values, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved.

      The fair value of the Company’s Senior Subordinated Notes, as of December 30, 2001, was based on quoted market prices. Their carrying amount and fair value as of December 30, 2001 were $126.9 million and $133.2 million, respectively. These notes were redeemed in 2002.

Note — 15 Common Stock

      Initial Public Offering. On March 2, 2001, the Company sold, pursuant to an underwritten public offering, 3,136,328 shares (including 11,328 in over-allotment shares) of its common stock at a price of $17.00 per share and received approximately $46.0 million in net cash proceeds after deducting approximately $7.3 million in underwriting commissions, offering expenses and other miscellaneous costs.

      Secondary Public Offering. On December 6, 2001, the Company completed a secondary public offering of 8,050,000 shares (including 1,050,000 in over-allotment shares) of common stock at a price of $23.00 per share. All of the shares of common stock were offered by selling shareholders. The Company did not receive any of the proceeds from the shares of common stock sold by the selling shareholders. Offering expenses and other associated miscellaneous costs to the Company were approximately $0.4 million.

      Share Repurchase Program. On July 22, 2002, the Company’s board of directors approved a share repurchase program of up to $50.0 million, effective as of such date. On October 7, 2002, the Company’s board of directors approved a $50.0 million increase to the program. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. As of December 29, 2002, the Company has repurchased 3,692,963 shares of common stock for approximately $77.9 million under this program.

      Dividends. During 2002, 2001 and 2000, the Company did not declare nor did it pay any cash or stock dividends. As amended, the 2002 Credit Facility restricts the extent to which the Company or any of its subsidiaries may declare or pay a cash dividend.

Note — 16 Stock Option Plans

      The 1992 Stock Option Plan. The 1992 Nonqualified Stock Option Plan authorizes the issuance of options to purchase approximately 1.2 million shares of the Company’s common stock. The per share exercise price is $0.12. The outstanding options allow certain officers of the Company to purchase 0.8 million shares of common stock. If not exercised, the options expire 15 years after the date of issuance. As of December 29, 2002, all of the outstanding options were exercisable. As of December 29, 2002, the weighted-average remaining contractual life of these options is 4.2 years.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      The 1996 Nonqualified Performance Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Performance Stock Option Plan. This plan authorizes the issuance of options to purchase approximately 1.6 million shares of the Company’s common stock. Exercise prices range from $4.98 to $11.63 per share. The options outstanding allow certain employees of the Company to purchase approximately 1.0 million shares of common stock. Vesting was based upon the Company achieving annual levels of earnings before interest, taxes, depreciation and amortization over fiscal year periods beginning with fiscal year 1996 through 1998. From 1999 through 2001, vesting was based on earnings. If not exercised, the options expire ten years from the date of issuance. Under this plan, compensation expense was recorded over the service period. During 2001 and 2000, the Company recorded approximately $0.3 million and $1.6 million, respectively, in compensation expense. No compensation expense was recorded under this plan during 2002. As of December 29, 2002, all of the outstanding options were exercisable, the weighted-average remaining contractual life was 4.9 years and the weighted-average exercise price was $8.99 per share.

      The 1996 Nonqualified Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Stock Option Plan. This plan authorizes the issuance of approximately 4.1 million options. In 2000, the Company granted 0.5 million options at prices ranging from $13.13 to $15.00 per share. The Company granted approximately 0.9 million options in 2001 at exercise prices ranging from $15.00 to $22.75 per share. In 2002, the Company granted 1.0 million options at prices ranging from $24.82 to $32.48 per share. The grants in 2000, 2001 and 2002 were all at prices which approximated the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 2.3 million shares of common stock, which vest at 25% per year. If not exercised, the options expire seven years from the date of issuance. During 2002, 2001 and 2000 the Company recognized approximately $0.3 million, $0.1 million and $0.1 million in compensation expense from modifications to specific individual grants. As of December 29, 2002, the weighted-average remaining contractual life of the unexercised options was 4.6 years, the weighted-average exercise price per share was $19.95 and 0.6 million options were exercisable.

      The 1998 Substitute Nonqualified Stock Option Plan. In connection with the Seattle Coffee acquisition in March 1998, the Company created the Substitute Nonqualified Stock Option Plan. This plan authorizes the issuance of approximately 0.3 million options at exercise prices that range from $5.87 to $10.13 per share. The Company issued approximately 0.3 million options at the closing date of the acquisition. The options vested upon issuance by the Company and expire October 31, 2007. As of December 29, 2002, the weighted-average remaining contractual life of the unexercised options was 4.8 years, the weighted-average exercise price per share was $10.13 and 2,266 options were exercisable.

      Warrants. In connection with the Seattle Coffee acquisition, the Company authorized the issuance of approximately 115,000 warrants to the former Seattle Coffee shareholders to purchase AFC common stock at per share prices ranging from $5.87 to $9.00. All unexercised warrants expired during 2001. The fair value of these warrants was added to the goodwill resulting from the acquisition.

      The 2002 Incentive Stock Option Plan. In February 2002, the Company created the 2002 Incentive Stock Option Plan. This plan authorizes the issuance of 4.5 million options. In 2002, the Company did not grant any options under this plan. Grants will be, at a minimum, at prices which approximate the fair market value of the Company’s common stock at the date of grant. If not exercised, the options expire ten years from the date of issuance.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      A Summary of Plan Activity. A summary of the status of the Company’s five stock option plans and warrants as of December 31, 2000, December 30, 2001 and December 29, 2002 and changes during the years is presented in the table and narrative below:

	2002		2001		2000

		Wtd Avg		Wtd Avg		Wtd Avg
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

	(Shares in thousands)
Outstanding at beginning of year	3,986	$8.68	4,232	$6.57	4,030	$5.96
Granted options	1,014	28.01	854	17.16	455	13.19
Exercised options and warrants	(710)	6.58	(1,000)	6.35	(103)	5.46
Cancelled options and warrants	(154)	22.30	(100)	15.40	(150)	10.83

Outstanding at end of year	4,136	13.27	3,986	8.68	4,232	6.57

Exercisable at end of year	2,478	$6.95	2,754	$5.67	3,525	$5.43
Weighted average fair value of options and warrants granted		$6.28		$4.29		$3.82

      Options granted in 2002, 2001 and 2000 were at prices that equaled the fair market price of the common stock at the grant date.

Note — 17 Other Employee Benefit Plans

      401(k) Savings Plan. The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 20.0% of their eligible compensation to the Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 4.0% of their eligible compensation. The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.5 million, $0.7 million and $0.2 million during 2002, 2001 and 2000, respectively, for its contributions to the Plan.

      Deferred Compensation Plan. The Company’s Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan that benefits certain designated key management or highly compensated employees. Under this plan, an employee may defer up to 50% of base salary and 100% of any bonus award in increments of 1% on a pre-tax basis. The Company may make both voluntary and matching contributions to the plan. At December 29, 2002, the funds are invested in money market funds and variable life insurance policies that have an aggregate value of approximately $3.2 million. At December 30, 2001, the funds were invested in variable life insurance policies that had an aggregate cash surrender value of approximately $1.5 million. All plan assets are subject to the Company’s creditors. The Company expensed approximately $0.2 million, $0.1 million and less than $0.1 million in 2002, 2001 and 2000, respectively, for its contributions to the plan. As of December 29, 2002 and December 30, 2001, the Company’s liability under the plan was $3.1 million and $2.4 million, respectively.

      Long-Term Success Plan. Under the Long-Term Employee Success Plan, if the Company’s common stock is publicly traded and the average stock price per share is at least $46.50 for a period of 20 consecutive trading days, or the Company’s earnings per share for any of the 2001, 2002 or 2003 is at least $3.375, bonuses become payable to all employees hired before January 1, 2003 who have been actively employed through the last day of the period in which the Company attains either of these financial performance standards. Employee payouts range from 10% to 110% of the individual employee’s base

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

salary at the time either of the standards is met. The percentage is based upon the individual employee’s original date of hire, and can amount to as much as 110% for an employee whose date of hire was prior to January 1, 1998. The bonuses are payable in shares of the Company’s common stock or, to the extent an employee is eligible, deferred compensation, and may be paid in cash if an employee elects to receive a cash payment and the Company’s board of directors agrees to pay the bonus in cash. If neither of the financial performance standards are achieved by December 28, 2003, the plan and the obligation to make any payments under the plan will terminate. As of December 29, 2002, AFC did not have a liability recorded in its consolidated financial statements for the bonus payout as it is not probable that the financial performance targets discussed above will be met.

      Executive Retirement and Benefit Plan. The Company has a nonqualified, unfunded retirement, disability and death benefit plan for certain executive officers. Annual retirement benefits are equal to 30% of the executive officer’s average base compensation for the five years preceding retirement plus health benefit coverage and are payable in 120 equal monthly installments following the executive officer’s retirement date. Death benefits are up to five times the officer’s base compensation at the time of employment. The Company has the discretion to increase the employee’s death benefits. Death benefits are funded by split dollar life insurance arrangements. The accumulated benefit obligation related to this plan was approximately $2.3 million and $2.1 million as of December 29, 2002 and December 30, 2001, respectively.

      The following table sets forth for the retirement plan, the funded status and the amounts that are included in other long-term liabilities in the accompanying balance sheets as of December 29, 2002 and December 30, 2001:

	2002	2001

	(In millions)
Actuarial present value of benefit obligation:
Accumulated benefits obligation	$1.2	$1.2

Projected benefit obligation	$1.6	$1.4
Plan assets at fair value	—	—

Projected benefit obligations in excess of plan assets	1.6	1.4
Prior service cost not yet recognized in pension cost	(0.3)	(0.3)
Unrecognized cumulative net gains and assumption change effects	1.0	1.0

Plan liability before recognition of minimum liability adjustment	2.3	2.1
Adjustment required to recognize minimum liability	—	—

Plan liability	$2.3	$2.1

      In both 2002 and 2001, benefits paid under the plan were less than $0.1 million. Expense for the retirement plan, for fiscal years 2002, 2001 and 2000, include the following cost components:

	2002	2001	2000

	(In millions)
Service costs	$0.1	$0.1	$0.3
Interest costs	0.1	0.1	0.2

Plan expense	$0.2	$0.2	$0.5

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      The Company’s assumptions used in determining the plan cost and liabilities include a 7.0% per annum discount rate and a 5% rate of salary progression in 2002 and a 7.5% per annum discount rate and a 5% rate of salary progression in 2001 and 2000.

      The Company also provides post-retirement medical benefits (including dental coverage) for certain retirees and their spouses. This benefit begins on the date of retirement and ends after 120 months or upon the death of both parties. The accumulated post-retirement benefit obligation for the plan as of December 29, 2002 and December 30, 2001, was approximately $0.6 million and $0.4 million, respectively. The net periodic expense for the medical coverage continuation plan for 2002 and 2000 was approximately $0.3 million and $42,000, respectively. In 2001, the Company recognized a $0.1 million benefit in the plan.

      Employee Stock Purchase Program. On February 14, 2002 the Company’s board of directors approved an employee stock purchase plan, the first offering of which was on July 15, 2002. This plan authorizes the issuance of 750,000 shares. As of December 29, 2002 there are 730,635 shares available for issuance under the plan. The plan allows eligible employees the opportunity to purchase stock of the Company at a discount during an offering period. Each approximate twelve month offering period consists of two purchase periods of approximately six months duration wherein the stock purchase price on the last day of each purchase period is the lesser of 85% of the fair market value of a share of common stock of the Company on the first day of the offering period or 85% of such fair market value on the last day of the purchase period. During 2002, employees contributed approximately $0.4 million under this program.

Note — 18 Impairment Charges and Other

	2002	2001	2000

	(In millions)
Impairment and other write-downs of non-current assets	$44.6	$13.5	$7.5
Unit closures and refurbishments	1.0	0.7	5.9
Net loss (gain) on sale of assets	4.0	1.3	(6.4)

	$49.6	$15.5	$7.0

      For 2002, 2001 and 2000, included in the impairment charges above are $26.0 million, $3.6 million and $4.9 million, respectively, associated with the impairment of goodwill.

      Impairment charges by business segment were as follows:

	2002	2001	2000

	(In millions)
Chicken	$6.0	$7.5	$6.1
Bakery	5.3	2.2	0.2
Coffee	33.3	3.1	0.7
Corporate	—	0.7	0.5

	$44.6	$13.5	$7.5

      Unit closures and refurbishments includes the accrual of future lease obligations on closed facilities and other miscellaneous charges associated with the closing or the re-imaging of company-operated QSRs. Under the Company’s current re-imaging program, the physical structures of its QSRs are being modernized. This typically involves an interior and exterior makeover of the QSR along with new logos, uniforms, menu boards and menu items. During 2002, 2001 and 2000, related write-downs of non-current assets from unit closures and refurbishment activities were approximately $5.1 million, $4.9 million and $7.2 million, respectively.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      Included in “unit closures and refurbishments” are $0.1 million and $0.3 million of costs in 2001 and 2000, respectively, related to two divested businesses. Due to the immateriality of such amounts, they have been presented as a component of continuing operations.

Note — 19 Income Taxes

      Total income taxes for fiscal years 2002, 2001 and 2000, were allocated as follows:

	2002	2001	2000

	(In millions)
Income from continuing operations	$16.0	$13.7	$15.7
Cumulative effect of a change in accounting principle	—	—
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(5.3)	(4.1)	(0.2)

Total	$10.7	$9.6	$15.5

      The components of income tax expense included in the statements of operations were as follows:

	2002	2001	2000

	(In millions)
Current income tax expense:
Federal	$1.0	$10.8	$4.4
Foreign	2.1	2.3	2.4
State	—	2.2	2.1

	3.1	15.3	8.9
Deferred income tax expense (benefit):
Federal	11.5	(1.6)	6.4
Foreign	—	—	—
State	1.4	—	0.4

Income tax expense	$16.0	$13.7	$15.7

      Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company’s U.S. income tax liabilities.

      A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate is as follows:

	2002	2001	2000

Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	21.9	4.9	4.8
Non-deductible goodwill	317.8	7.7	5.6
Non-deductible meals	4.6	0.9	0.8
Benefit of job tax credits	(8.3)	(2.5)	(1.4)
Other items, net	1.6	0.8	1.4

Effective income tax expense rate	372.6%	46.8%	46.2%

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2002	2001

Deferred tax assets:
Deferred franchise fee revenue	$8.4	$7.4
Deferred compensation	4.9	5.4
Net operating loss carryforwards	5.1	5.2
Deferred rentals	4.9	4.2
Property, plant and equipment	—	4.1
Insurance accruals	2.8	2.4
Tax credit carryforwards	4.6	1.8
Allowance for doubtful accounts	1.2	1.0
Other accruals	0.1	0.1
Other assets	5.5	6.0

Total gross deferred tax assets	37.5	37.6
Less valuation allowance	(6.5)	(6.5)

Net deferred tax assets	$31.0	$31.1

Deferred tax liabilities
Franchise value and trademarks	$(35.4)	$(35.1)
Property, plant and equipment	(12.5)	—

Total gross deferred liabilities	(47.9)	(35.1)

Net deferred tax liability	$(16.9)	$(4.0)

      At December 29, 2002 and December 30, 2001, the Company had U.S. Net Operating Losses (“NOLs”) of $13.4 million expiring from 2010 to 2013 and tax credit carryforwards in the amounts of $4.6 million expiring from 2003 to 2014. These NOLs and $1.8 million of the tax credit carryforwards were acquired in connection with the Cinnabon acquisition and are subject to limitations under the Internal Revenue Code. Management has determined that it is more likely than not that the deferred tax assets attributable to certain acquired NOLs and tax credit carryforwards previously described will not be realized and as such has established a valuation allowance of $6.5 million. Based on management’s assessment, it is more likely than not that the remaining net deferred tax assets will be realized through future reversals of existing temporary differences and future taxable income.

      Included in accounts payable at December 29, 2002 and December 30, 2001 are current income taxes payable in the amount of $7.2 million and $8.1 million, respectively.

      Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 29, 2002 would be allocated to goodwill and other non-current intangible assets.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

Note — 20 Components of Earnings Per Share Computation

	2002	2001	2000

	(In millions)
Numerators for earning per share computation:
Income (loss) before accounting change	$0.1	$15.6	$18.3
Accounting change — cumulative effect	(11.8)	—	—

Net (loss) income	$(11.7)	$15.6	$18.3

Denominator for basic earnings per share — weighted average shares	30.0	29.5	26.3
Dilutive employee stock options and warrants	1.5	1.8	2.4

Denominator for diluted earnings per share	31.5	31.3	28.7

Note — 21 Related Party Transactions

      In April and May of 1996, the Company loaned certain officers of the Company an aggregate of $4.7 million to pay personal withholding tax liabilities incurred as a result of a $10.0 million executive compensation award earned in 1995. All the individual notes have similar terms, bear interest at 6.25% per annum and mature on December 31, 2003. The notes are secured primarily by shares of AFC common stock owned by the officers. During 2001, three of these notes and the associated interest aggregating approximately $0.1 million were satisfied by assigning to the Company that portion of the pledged shares having a fair market value equal to the pay-off amount. The full recourse note receivable balances, net of any unamortized discounts, interest receivable balances and payments as of December 29, 2002 and December 30, 2001 are included as a reduction to shareholders’ equity in the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity.

      In October 1998, the Company loaned certain officers of the Company an aggregate of $1.3 million to pay for shares of common stock offered by AFC in connection with the acquisition of Cinnabon. During 1999, AFC loaned two officers of the Company an aggregate of $0.4 million to pay for shares of common stock offered by other departing officers. All the individual notes have similar terms. Each full recourse note bears interest at 7.0% per annum with principal and interest payable at December 31, 2005. The notes are secured primarily by the shares purchased by the employees. The note receivable balances and interest receivable balances, net of payments, as of December 30, 2001 and December 29, 2002 are included as a reduction to shareholders’ equity in the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity.

      In January 2000, the Company loaned a former AFC employee $0.2 million to pay personal withholding tax liabilities incurred as a result of exercising stock options. The note bears interest at 7.0% per annum with principal and interest payable on the first to occur of (i) two years after the date of the note, or (ii) 90 days after the effective date of an initial public offering of AFC’s common stock. The shares obtained from the option exercise secured the note. During 2001, the former employee satisfied the note and associated interest of approximately $0.2 million by assigning to the Company that portion of the pledged shares having a fair market value equal to the pay-off amount.

      In November 2002, the Company repurchased 838,637 shares of its common stock, at a purchase price of $21.65 per share, from an equity fund managed by one of the Company’s directors. The repurchase was at the market price and was effected as part of the Company’s share repurchase program discussed at Note 15. This transaction was approved by an independent committee of the Company’s board of directors.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      Of the $6.1 million of notes receivable (including accrued interest and unamortized discounts) due from officers outstanding at December 29, 2002, $4.4 million is due December 31, 2003 and the remainder is due in 2005. The discounts are associated with the notes issued in 1996 at below then prevailing market rates.

Note — 22 Segment Information

      The Company operates exclusively in the foodservice industry. The Company’s reportable segments combine Popeyes and Church’s operations to form its chicken segment. The Company’s bakery segment includes Cinnabon’s operations. The Company’s coffee segment includes the operations of Seattle’s Best Coffee and Torrefazione Italia. Inter-segment revenue is eliminated through corporate revenue. The corporate revenues include rental income from leasing and sub-leasing agreements with third parties.

	Chicken	Bakery	Coffee	Corporate	Total

	(Dollars in millions)
2002
Total revenues	$454.9	$65.7	$96.9	$2.1	$619.6
% of consolidated total	73.4%	10.6%	15.6%	0.4%	100.0%
Operating profit (loss)	$108.1	$(12.1)	$(32.5)	$(24.8)	$38.7
Depreciation and amortization	18.6	5.0	5.3	0.7	29.6
Capital expenditures	30.1	3.9	6.7	9.0	49.7
Goodwill — year end	10.6	11.7	5.6	—	27.9
Total assets — year end	274.0	67.1	71.2	75.0	487.3

2001
Total revenues	$514.8	$79.9	$90.9	$1.6	$687.2
% of consolidated total	74.9%	11.6%	13.2%	0.3%	100.0%
Operating profit (loss)	$91.2	$(3.4)	$(12.2)	$(21.7)	$53.9
Depreciation and amortization	27.6	7.1	4.8	0.8	40.3
Capital expenditures	36.8	9.4	8.9	2.9	58.0
Goodwill — year end	10.6	13.0	43.4	—	67.0
Total assets — year end	275.9	81.5	107.9	60.0	525.3

2000
Total revenues	$552.9	$82.9	$86.0	$1.4	$723.2
% of consolidated total	76.4%	11.5%	11.9%	0.2%	100.0%
Operating profit (loss)	$86.7	$(1.1)	$(3.5)	$(14.8)	$67.3
Depreciation and amortization	29.9	6.7	4.5	0.1	41.2
Capital expenditures	29.7	10.2	6.0	4.1	50.0
Goodwill — year end	14.2	17.1	45.3	—	76.6
Total assets — year end	299.4	87.1	100.2	61.1	547.8

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

Note — 23 Restatement of Financial Statements

      The Company’s previously issued consolidated balance sheet as of December 30, 2001 and consolidated statements of operations, changes in shareholders’ equity, and cash flows for the first three quarters of 2002 and for fiscal years 2001 and 2000 have been restated to correct certain accounting errors.

      The aggregate effect of the restatement decreased previously reported net income for fiscal years 2001 and 2000 by $21.3 million and $9.2 million, respectively. The aggregate effect of the restatement decreased previously reported basic and diluted earnings per share by $0.73 and $0.69, respectively, for 2001 and by $0.34 and $0.32, respectively, for 2000. The restatement also affected years prior to 2000, reducing shareholders’ equity at December 26, 1999 by $5.4 million.

      The matters giving rise to the restatement and the effect of the corrections of those accounting errors on previously reported earnings for fiscal years 2001 and 2000 were as follows:

	Effect of the
	Corrections on
	Previously Reported
	Earnings Increase
	(Decrease)

Issue	2001	2000

	(In millions)
Gains associated with unit conversions	$(8.9)	$(3.5)
Impairment of long-lived assets	(8.4)	(0.3)
Post-employment payments to a former officer	(2.9)	—
Cinnabon purchase accounting	(2.4)	(1.5)
Inventory adjustments at Seattle Coffee	(1.8)	(0.7)
Equipment placed at Seattle Coffee customers	(1.4)	(1.6)
Accrued liabilities	(0.7)	(1.0)
Capitalized interest	(0.9)	(0.4)
Business taxes and related professional fees	(0.9)	0.2
Slotting fees at Seattle Coffee	(0.9)	(0.1)
Beverage rebates	(0.8)	0.3
Rent expense	(0.8)	(1.0)
Sales allowances at Seattle Coffee	(0.6)	(0.2)
Recognition of re-imaging costs	(0.6)	0.3
Future lease obligations — closed units	0.8	(1.3)
Advertising funds	(0.4)	(0.3)
Leasehold improvement — useful lives	(0.3)	(0.1)
Legal accrual	—	1.5
Capitalized expenses	—	(1.3)
Workers’ compensation accrual	—	(1.3)
Group medical insurance accrual	—	(1.0)
Other	0.3	0.1

Subtotal	(31.6)	(13.2)
Income tax effect	10.3	4.0

Total	$(21.3)	$(9.2)

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      Gains Associated With Unit Conversions. The Company’s prior accounting treatment regarding the sale of assets to a franchisee in connection with a unit conversion was, in most cases, to recognize gains immediately. The Company has determined that a portion of such gains should have been deferred in circumstances where the Company maintains some continuing involvement with the assets beyond the customary franchisor role. The calculation of the gain was also decreased by the allocation of goodwill to each unit conversion. The deferred amounts of these gains are being recognized as income over the period of continuing involvement.

      Impairment of Long-Lived Assets. The Company’s prior accounting treatment regarding impairment of long-lived assets was to evaluate company-operated QSRs on a market basis. The Company has determined that the evaluation should have been performed on a site-by-site basis which is the lowest level of identifiable cash flows as required by SFAS 121. Accordingly the Company adjusted its long-lived asset impairment charges (including an adjustment to record $3.0 million and zero impairment of goodwill allocated to the individual units in 2001 and 2000, respectively) to reflect the evaluation on a site-by-site basis.

      Post-Employment Payments to a Former Officer. Beginning in 2001, the Company expensed certain post-employment payments to a former officer as the payments were made over the term of the ten-year agreement. The Company has determined that the entire obligation to the former officer should have been recorded when the agreement became effective, since no additional services were required to be performed. Accordingly, the Company expensed the entire obligation in 2001.

      Cinnabon Purchase Accounting. In the 1998 acquisition of Cinnabon, the Company accrued certain costs as acquisition costs and recorded 100% of the purchase price in excess of the fair value of the net assets acquired as goodwill. The Company has determined that certain of the acquisition costs accrued should have been expensed as incurred. In addition, the Company has determined that the allocation of the purchase price to the fair values of acquired bakeries and identifiable intangible assets were understated. The Company has reversed certain costs initially accrued in the acquisition and the expenses are recorded in the Company’s statements of operations as incurred. The purchase price allocation has been adjusted for the respective identifiable assets and the related depreciation and amortization expenses have been adjusted in the statements of operations.

      Inventory Adjustments at Seattle Coffee. In the third quarter of 2002, the Company identified errors relating to Seattle Coffee’s inventory costing. The Company has determined that the adjustments relate to 2001 and 2000 and, accordingly, has reflected such adjustments in those years.

      Equipment Placed at Seattle Coffee Customers. Historically, Seattle Coffee has placed certain equipment at customer locations, the cost of which was capitalized. The Company determined that such costs should have been recognized as marketing expenses. Accordingly, the Company recorded adjustments to expense the cost of such equipment in the periods it was placed in service.

      Accrued Liabilities. The Company corrected accrual accounts for errors in computation and timing of expense recognition. Accounts affected by these adjustments include accruals for business insurance, employee relocations, advertising, management bonuses and other miscellaneous accounts. The Company made adjustments to record the associated accruals based on correct computations and in the appropriate periods.

      Capitalized Interest. The Company’s computation of interest to be capitalized was based upon applying an interest rate to a group of assets which included completed projects. As a result, the Company determined the calculation should be adjusted using only those assets where construction was in progress and all other amounts were expensed as interest expense.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      Business Taxes and Related Professional Fees. The Company’s prior accounting treatment was to accrue professional tax fees in the Company’s tax liability accounts. Adjustments were made to reclassify these professional fees to general liability accounts and expense business taxes and related professional fees as incurred.

      Slotting Fees at Seattle Coffee. Seattle Coffee capitalized amounts paid to its wholesale customers for favorable shelf positioning for its products and amortized the amounts over a two-year period. The Company has determined that when the specified term of the slotting agreement was not expressed in a written contract, the payments made to customers should have been expensed as sales discounts when incurred. Accordingly, the Company has expensed these amounts in the periods incurred unless an underlying written contract supports capitalization and amortization over a specified term.

      Beverage Rebates. The Company’s prior accounting treatment was to record rebates from beverage vendors when received. The Company has determined that these rebates should have been recorded in the periods earned. Accordingly, adjustments have been made to recognize the rebates in the periods earned.

      Rent Expense. The Company recorded rent expense on a straight-line basis over the initial lease term for certain of its leases. The Company has determined that rent expense for all leases should be calculated using the straight-line basis over the lease term (inclusive of renewal options the Company was reasonably expected to exercise). Accordingly, the Company has adjusted rent expense during 2001 and 2000 to record rent expense on the straight-line basis. The effect of this adjustment on years prior to 2000 reduced shareholders’ equity at December 26, 1999 by $3.8 million before giving effect to income taxes.

      Sales Allowances at Seattle Coffee. Seattle Coffee recorded certain sales discounts and allowances that were offered to customers in the period when such discounts were paid. The Company has determined that such discounts and allowances should have been estimated and accrued in the period of the associated sales. Accordingly, the Company has adjusted its provisions for sales allowances and returns to recognize the expense in the period that the related revenue was earned.

      Recognition of Re-imaging Costs. The Company’s accounting treatment for the recognition of reimaging costs was based upon accruing those costs on the planned dates of the reimaging activities. The Company determined that the reimaging costs should have been recorded based upon the actual dates of the reimaging activities. Accordingly, the Company adjusted the reimaging costs to record the costs in the period incurred.

      Future Lease Obligations — Closed Units. The Company recorded lease obligations associated with closed units net of anticipated sublease rental income. The Company determined that the sublease rental income was not reasonably supported. Accordingly, the Company recalculated the estimated future lease obligation for certain closed units using 100% of the remaining lease obligation.

      Advertising Funds. Historically, the Popeyes’ and Church’s advertising funds were not consolidated in the Company’s financial statements. The Company determined that these accounts should have been consolidated because the Company has control of certain activities. Accordingly, the advertising funds’ accounts have been consolidated in accordance with SFAS 45, Accounting for Franchise Fee Revenue. Contributions received from franchisees related to the funds and the associated expenses of the funds are accounted for using the agency method.

      Leasehold Improvements — Useful Lives. The Company’s depreciable lives used for leasehold improvements were based upon the useful lives of the assets. The Company determined that for certain leasehold improvements, the depreciable life was longer than the remaining term of the associated lease. Accordingly, the Company adjusted depreciation expense to recognize the effect of reducing the depreciable life to the lease term.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      Legal Accrual. The Company was under accrued for legal reserves at the end of 1999 and made an adjustment to increase the accrual in 2000. The Company has determined that the adjustment should have been made in 1999 and, accordingly, reflected the adjustment in the appropriate period.

      Capitalized Expenses. The Company had capitalized certain amounts including construction overhead costs and other amounts which the Company determined should have been expensed as incurred. Accordingly, the Company has made adjustments to expense those items in the period the costs were incurred.

      Workers’ Compensation Accrual. The Company’s workers’ compensation accrual at the end of 1999 was overstated and an adjustment was made to decrease the accrual in 2000. The Company has determined that the adjustment should have been made in 1999. Accordingly, the Company has reflected the adjustment in the appropriate period.

      Group Medical Insurance Accrual. The Company’s group medical insurance accrual at the end of 1999 was overstated and an adjustment was made to decrease the accrual in 2000. The Company has determined that the adjustment should have been made in 1999. Accordingly, the Company has reflected the adjustment in the appropriate period.

      Other. Other adjustments were made, none of which were individually material.

      Income Tax Effect. The income tax effect of the restatement adjustments is calculated using the Company’s statutory income tax rates, adjusted for non-deductible items.

      The following table compares previously reported results of operations with restated amounts for fiscal years 2001 and 2000. See Note 25 for a comparison of previously reported amounts and restated amounts by quarter. The notes to the table describe where amounts presented below aggregate amounts presented separately in the Company’s Annual Report on Form 10-K for 2001. In addition to the restatement adjustments, the “as restated” columns include certain reclassifications to conform to the 2002 statement

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

of operations presentation. These reclassifications have not been made to the “as previously reported” columns. The reclassifications relate to gains and losses and certain fees associated with unit conversions.

	2001			2000

	As Previously		As	As Previously		As
	Reported		Restated	Reported		Restated

	(In millions)
Revenues:
Sales by company-operated restaurants	$507.0		$507.0	$567.4		$567.4
Franchise revenues	106.3		101.1	90.4		88.7
Wholesale revenues	64.8		61.1	56.7		55.9
Other revenues	14.5		18.0	10.7		11.2

Total revenues	692.6		687.2	725.2		723.2

Expenses:
Restaurant employee, occupancy and other expenses	257.8		260.1	292.5		299.1
Restaurant food, beverages and packaging	148.0		147.1	162.5		159.0
General and administrative expenses	108.0		116.0	102.4		103.3
Wholesale cost of sales and operating expenses	51.7	(a)	54.3	43.5	(a)	46.3
Depreciation and amortization	41.3		40.3	41.8		41.2
Impairment charges and other	—	(b)	15.5	0.9	(b)	7.0

Total expenses	606.8		633.3	643.6		655.9

Operating profit	85.8		53.9	81.6		67.3
Interest expense, net	23.2		24.6	33.9		33.3

Income before income taxes	62.6		29.3	47.7		34.0
Income tax expense	24.7		13.7	20.0		15.7

Income from continuing operations	37.9		15.6	27.7		18.3
Extraordinary loss on debt extinguishments, net of taxes	1.0	(c)	—	0.2	(c)	—
Discontinued operations, net of taxes	—		—	—	(d)	—

Net income	$36.9		$15.6	$27.5		$18.3

(a)	Amount includes wholesale cost of sales and wholesale operating expenses.

(b)	Amount includes charges for restaurant closings, including Pine Tree, charges for asset write-offs from re-imaging, software write-offs, restructuring charges, charges for other asset write-offs and net gain (loss) on sale of assets.

(c)	Following the guidance of SFAS 145, the “as restated” amounts have classified losses associated with early debt extinguishments as a component of interest expense and the associated income tax benefit as a component of income tax expense.

(d)	In 2000, the Company had less than $0.1 million of net losses associated with a discontinued operation whose revenues were $3.3 million. In the “as restated” amounts, this loss was classified as a component of impairment charges and other, and the associated income tax benefit is a component of income tax expense.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

      The following table compares previously reported balance sheet amounts with restated amounts as of December 30, 2001. The notes below the table describe where amounts presented below aggregate amounts presented separately in the Company’s Annual Report on Form 10-K for 2001. In addition to the restatement adjustments, the “as restated” column includes certain reclassifications to conform to the 2002 balance sheet presentation. These reclassifications have not been made to the “as previously reported” column. The reclassifications relate to bank overdrafts and certain accruals.

	2001		2001

	(As
	Previously		(As
	Reported)		Restated)

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$12.8		$5.1
Accounts and current notes receivable, net	24.6		27.7
Inventories	16.1		15.9
Prepaid income taxes	1.6		12.2
Other current assets	4.1	(a)	13.6

Total current assets	59.2		74.5
Long-term assets:
Property and equipment, net	255.1		238.2
Goodwill	101.8		67.0
Trademarks and other intangible assets, net	73.5	(b)	114.8
Other long-term assets, net	33.6	(c)	30.8

Total long-term assets	464.0		450.8

Total assets	$523.2		$525.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43.0	(d)	$59.0
Accrued liabilities	19.0	(e)	17.8
Current debt maturities	33.6	(f)	33.7

Total current liabilities	95.6		110.5
Long-term liabilities:
Long-term debt	175.8	(g)	175.8
Deferred credits and other long-term liabilities	28.1		51.7

Total long-term liabilities	203.9		227.5
Shareholders’ equity:
Preferred stock	—		—
Common stock	0.3		0.3
Capital in excess of par value	212.6		212.1
Notes receivable from officers	(7.7)		(7.7)
Accumulated losses	18.5		(17.4)

Total shareholders’ equity	223.7		187.3

Total liabilities and shareholders’ equity	$523.2		$525.3

(a)	Amount includes deferred income taxes and prepaid expenses and other.

(b)	Amount includes franchise value and trade name, net and other intangible assets, net.

(c)	Amount includes notes receivable, net, deferred income taxes, assets under contractual agreement, net and other assets.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

(d)	Amount includes accounts payable, income taxes payable and bank overdrafts.

(e)	Amount includes accrued interest, accrued insurance expenses, accrued employee compensation, accrued employee benefit expenses and other accrued expenses.

(f)	Amount includes current portion of long-term debt, the current portion of capital lease obligations, short-term borrowings and the current portion of acquisition line of credit from.

(g)	Amount includes long-term debt, net of current portion and capital lease obligations, net of current portion.

      The following table compares previously reported cash flow amounts with restated amounts for fiscal years 2001 and 2000.

	2001		2000

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

	(In millions)
Cash flows provided by operating activities	$71.3	$57.4	$62.3	$59.9
Cash flows used in investing activities	(21.7)	(17.5)	(24.8)	(19.9)
Cash flows used in financing activities	(60.4)	(50.0)	(36.4)	(40.4)

Net (decrease) increase in cash	$(10.8)	$(10.1)	$1.1	$(0.4)

Note — 24 Subsequent Events

      Seattle Coffee Divestiture. On July 14, 2003, the Company sold its Seattle Coffee subsidiary to Starbucks Corporation for $72.0 million. Net proceeds of the sale, after transaction costs and adjustments, are expected to be approximately $63.0 million, which is subject to adjustment based upon the determination of certain financial results of Seattle Coffee for pre-closing periods of operation. In this transaction, the Company sold substantially all of the continental U.S. and Canadian operations of Seattle Coffee, and its wholesale coffee business. Following this transaction, the Company continues to franchise the Seattle’s Best Coffee brand in retail locations in Hawaii, in certain international markets outside North America and on certain U.S. military bases. The Company is currently in the process of finalizing the terms of any remaining purchase price adjustments and does not expect that any gain or loss on this transaction will be material in 2003.

      Pursuant to the terms of the 2002 Credit Facility, the Company is required to use the proceeds from the sale of Seattle Coffee to pay down indebtedness under the facility in addition to that otherwise reflected in the schedule of debt maturities at Note 10. On July 17, 2003, the Company paid down $31.3 million of indebtedness under the facility. On October 31, 2003, the Company paid down another $29.2 million of indebtedness. An additional payment of approximately $2.5 million (representing the remaining estimated net proceeds from the Seattle Coffee sale) may be required.

      Amendments to the 2002 Credit Facility. On March 31, 2003, May 30, 2003, July 14, 2003, August 22, 2003 and October 30, 2003, the Company amended its 2002 Credit Facility. The effect of these amendments was to:

•	Extend, for purposes of the facility, the filing deadline for the Company’s 2002 Annual Report on Form 10-K to December 15, 2003.

•	Extend, for purposes of the facility, the filing deadline for the Company’s Quarterly Reports on Form 10-Q for the first, second and third quarters of 2003 to February 28, 2004.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

•	Raise the interest rate on outstanding indebtedness under the 2002 Credit Facility (see Note 10) until such time as the Company has satisfied its 2002 annual reporting requirement, its 2003 quarterly reporting requirements and attained a bank credit rating of Ba3 and BB-, or better, by each of Moody’s and Standard & Poor’s, respectively.

•	Temporarily reduce the Company’s revolving line of credit from $75.0 million to $65.0 million until the Company files and delivers all of the required financial statements and demonstrates a total leverage ratio of not greater than two to one, at which time the revolving line of credit limit will return to the original amount of $75.0 million.

•	Approve the Seattle Coffee divestiture.

•	Deposit $2.8 million in a collateral account. This occurred on October 31, 2003.

•	Adjust the computation of certain loan covenant ratios in 2003 so as to exclude from the computations certain costs of a productivity study performed in the first quarter of 2003, subject to certain monetary limits, and the various costs associated with the restatement of the Company’s previously issued financial statements.

      In conjunction with these amendments, the Company paid fees of approximately $2.4 million in 2003.

      Information Technology Outsourcing — IBM. In August 1994, the Company entered into an information technology outsourcing contract with IBM. The contract was amended in June 1999. During 2002, pursuant to the terms and conditions of the contract, the Company gave written notice to cancel it effective January 1, 2003. No future minimum payments exist under this contract. Operating expenses of approximately $7.8 million, $8.2 million and $8.0 million related to it are included in the statements of operations for the years 2002, 2001 and 2000, respectively.

      On April 1, 2003, the Company entered into a new outsourcing service contract with IBM, which expires March 31, 2010. Future minimum payments under this contract are as follows:

(In millions)

2003	$4.1
2004	5.4
2005	5.0
2006	4.8
2007	4.5
Thereafter	9.6

$33.4

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

Note — 25 Quarterly Financial Data (Unaudited)

      The financial information for the first three quarters of 2002 and all quarters of 2001 presented below have been restated from amounts previously reported, for the various matters discussed in Note 23. For the first three quarters of 2002, the aggregate effects of the various restatement items increased previously reported net income by $3.1 million.

	2002

	First(a)	Second	Third	Fourth(b)
	Quarter	Quarter	Quarter	Quarter

	(In millions, except per share data)
Results of Operations
Total revenues	$194.8	$149.5	$134.7	$140.6
Operating profit (loss)	29.0	18.5	17.8	(26.6)
Income (loss) before accounting change	14.9	3.4	9.9	(28.1)
Net income (loss)	3.1	3.4	9.9	(28.1)

Basic earnings (loss) per common share
Income (loss) before accounting change	$0.49	$0.11	$0.33	$(1.01)
Net income (loss)	0.10	0.11	0.33	(1.01)

Diluted earnings (loss) per common share
Income (loss) before accounting change	$0.46	$0.10	$0.31	$(1.01)
Net income (loss)	0.10	0.10	0.31	(1.01)

	2001

	First(a)	Second	Third	Fourth(b)
	Quarter	Quarter	Quarter	Quarter

	(In millions, except per share data)
Results of Operations
Total revenues	$210.3	$161.0	$157.3	$158.6
Operating profit	15.8	16.0	15.9	6.2
Income before accounting change	3.8	5.5	5.2	1.1
Net income	3.8	5.5	5.2	1.1

Basic earnings per common share
Income before accounting change	$0.14	$0.18	$0.18	$0.03
Net income	0.14	0.18	0.18	0.03

Diluted earnings per common share
Income before accounting change	$0.13	$0.17	$0.17	$0.03
Net income	0.13	0.17	0.17	0.03

(a)	In 2002 and 2001, the Company’s first quarter contained sixteen weeks. The remaining quarters contain twelve weeks.

(b)	Other than the impairment losses discussed in Note 18, there were no significant fourth quarter adjustments in 2002 or 2001. In addition, the Company’s Cinnabon bakeries and Seattle Coffee cafes have traditionally experienced the strongest operating results during the holiday shopping season

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

between Thanksgiving and New Year’s. Any factors that cause reduced traffic at these locations between Thanksgiving and New Year’s would impair their ability to achieve normal operating results.

In the fourth quarter of 2002, due to the Company’s loss before accounting change, the dilutive effect of stock options were excluded from the denominator for the Company’s fully diluted loss per share computation. Thus, the basic and fully diluted loss per share are the same.

      As discussed in Note 23, the Company has restated its previously reported financial statements to correct for certain accounting errors. The following tables summarize the effect of the restatement for the first three quarters of 2002 and for all four quarters of 2001 and 2000.

	2002

	First Quarter		Second Quarter		Third Quarter

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(In millions, except per share data)
Operating Results
Total revenues	$194.4	$194.8	$149.7	$149.5	$135.2	$134.7
Operating profit	26.4	29.0	24.5	18.5	18.5	17.8
Income before accounting change	13.0	14.9	7.0	3.4	10.6	9.9
Net income (loss)	(4.4)	3.1	7.0	3.4	10.6	9.9
Basic earnings (loss) per common share
Income before accounting change	$0.42	$0.49	$0.23	$0.11	$0.35	$0.33
Net income (loss)	(0.15)	0.10	0.23	0.11	0.35	0.33
Diluted earnings (loss) per common share
Income before accounting change	$0.40	$0.46	$0.22	$0.10	$0.34	$0.31
Net income (loss)	(0.14)	0.10	0.22	0.10	0.34	0.31

	2001

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(In millions, except per share data)
Operating Results
Total revenues	$210.6	$210.3	$161.6	$161.0	$157.8	$157.3	$159.3	$158.6
Operating profit	21.6	15.8	20.2	16.0	19.5	15.9	23.1	6.2
Income before accounting change	8.0	3.8	8.7	5.5	8.4	5.2	11.8	1.1
Net income	8.0	3.8	8.7	5.5	8.4	5.2	11.8	1.1
Basic earnings per common share
Income before accounting change	$0.29	$0.14	$0.29	$0.18	$0.28	$0.18	$0.39	$0.03
Net income	0.29	0.14	0.29	0.18	0.28	0.18	0.39	0.03
Diluted earnings per common share
Income before accounting change	$0.27	$0.13	$0.27	$0.17	$0.27	$0.17	$0.37	$0.03
Net income	0.27	0.13	0.27	0.17	0.27	0.17	0.37	0.03

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2002, 2001 and 2000

	2000

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(In millions, except per share data)
Operating Results
Total revenues	$217.5	$217.9	$163.0	$163.0	$162.6	$162.4	$180.8	$179.9
Operating profit	19.3	24.8	17.4	13.7	20.1	14.9	23.4	13.9
Income before accounting change	5.1	7.7	5.7	3.3	7.4	4.1	9.3	3.2
Net income	5.1	7.7	5.7	3.3	7.4	4.1	9.3	3.2
Basic earnings per common share
Income before accounting change	$0.19	$0.29	$0.22	$0.13	$0.28	$0.16	$0.35	$0.12
Net income	0.19	0.29	0.22	0.13	0.28	0.16	0.35	0.12
Diluted earnings per common share
Income before accounting change	$0.18	$0.27	$0.20	$0.12	$0.26	$0.14	$0.32	$0.11
Net income	0.18	0.27	0.20	0.12	0.26	0.14	0.32	0.11