Form 10-K
period 2003-12-28
AFC ENTERPRISES INC
filed 2004-03-29
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class

Common stock, $0.01 par value per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐         No ☑

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☑         No ☐

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 13, 2003 (the last day of the registrant’s second quarter for 2003), as quoted by The Nasdaq National Market, was approximately $327,106,000. As of February 22, 2004, there were 28,050,137 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement in connection with its Annual Shareholders Meeting to be filed within 120 days after December 28, 2003 is incorporated by reference in Part III.

AFC ENTERPRISES, INC.

INDEX TO FORM 10-K

PART I
Item 1.	Business	1
Item 2.	Properties	11
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 4A.	Executive Officers	15

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 8.	Consolidated Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49

PART III
Item 10.	Directors and Executive Officers of the Registrant	51
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
Item 13.	Certain Relationships and Related Transactions	51
Item 14.	Principal Accountant Fees and Services	51

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	52
EX-2.2 FIRST AMENDMENT OF STOCK PURCHASE AGREEMENT
EX-2.3 SECOND AMENDMENT OF STOCK PURCHASE AGMNT.
EX-2.4 THIRD AMENDMENT OF STOCK PURCHASE AGREEMENT
EX-10.15 AMENDMENT DATED JANUARY 1, 2002
EX-10.78 EMPLOYMENT AGREEMENT, ALLAN J. TANENBAUM
EX-10.79 FIRST AMENDMENT, ALLAN J. TANENBAUM
EX-10.80 EMPLOYMENT AGREEMENT, CHRIS ELLIOT
EX-10.81 EMPLOYMENT AGREEMENT, F. B. BEILSTEIN
EX-10.82 EMPLOYMENT AGREEMENT, HENRY HOPE III
EX-10.83 FIRST AMENDMENT TO CREDIT FACILITY
EX-10.84 SECOND AMENDMENT TO CREDIT FACILITY
EX-10.85 THIRD AMENDMENT TO CREDIT FACILITY
EX-10.86 FOURTH AMENDMENT TO CREDIT FACILITY
EX-10.87 FIFTH AMENDMENT TO CREDIT FACILITY
EX-10.88 FRANCHISE AGREEMENT
EX-10.89 DEVELOPMENT AGREEMENT
EX-10.90 SIXTH AMENDMENT TO CREDIT AGREEMENT
EX-21.1 SUBSIDIARIES OF AFC
EX-23.1 CONSENT OF INDEPENDENT AUDITORS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO

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

      Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: adverse effects of litigation or regulatory actions arising in connection with the restatement of our previously issued financial statements, the loss of franchisees and other business partners, failure of our franchisees, the loss of senior management and the inability to attract and retain additional qualified management personnel, a decline in the number of new units to be opened by franchisees, the inability to relist our securities with the Nasdaq National Market or another major securities market or exchange, our inability to address deficiencies and weaknesses in our internal controls, our inability to successfully implement new computer systems, limitations on our business under our credit facility, our inability to enter into new franchise relationships and a decline in our ability to franchise new units, increased costs of our principal food products, labor shortages or increased labor costs, slowed expansion into new markets, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, our inability to compete with others in the QSR industry, unexpected and adverse fluctuations in quarterly results, increased government regulation, growth in our franchise system that exceeds our resources to serve that growth, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Financial Condition and Results of Operations” for a discussion of these factors.

General

      AFC Enterprises, Inc. (“AFC”) develops, operates and franchises quick service restaurants, bakeries and cafes (generally referred to as “QSRs,” “units” or “stores” throughout this filing) in two distinct business segments: chicken and bakery. Our chicken segment operates and franchises under the trade names Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s ChickenTM (“Church’s”); our bakery segment operates and franchises under the trade name Cinnabon® (“Cinnabon”) and currently franchises cafes under the trade name Seattle’s Best Coffee®. Financial information for these segments can be found in Note 24 to the Consolidated Financial Statements.

      On July 14, 2003, we sold Seattle Coffee Corporation (“Seattle Coffee” — the parent company for what had been our Seattle’s Best Coffee® and Torrefazione Italia® Coffee brands) to Starbucks Corporation for $72.0 million. Net proceeds of the sale, after transaction costs and adjustments, were approximately $62.1 million. In this transaction, we sold substantially all the continental U.S. and Canadian operations of Seattle Coffee and its wholesale coffee business. We continue to franchise the Seattle’s Best Coffee® brand in retail locations in Hawaii, in certain international markets and on certain U.S. military bases.

      As of December 28, 2003, our brands operated or franchised 4,091 QSRs in 46 states, the District of Columbia, Puerto Rico (which we include in our international operations) and 36 foreign countries.

	Domestic		International

	Company-		Company-
	Operated	Franchised	Operated	Franchised	Total

Popeyes	80	1,367	—	359	1,806
Church’s	282	953	—	286	1,521
Cinnabon	75	366	—	185	626
Seattle’s Best Coffee	—	16	—	122	138
Total	437	2,702	—	952	4,091

Brand Profiles

      Popeyes® Chicken & Biscuits. Founded in New Orleans, Louisiana in 1972, our Popeyes brand is renowned for its signature spicy and mild fried chicken and its Louisiana inspired side items. As of December 28, 2003, there were 1,806 Popeyes restaurants worldwide. These restaurants were located in 42 states, the District of Columbia, Puerto Rico and 21 foreign countries. During 2003, the Popeyes restaurant system generated $1.5 billion of sales. Measured by system-wide sales, Popeyes is currently the third largest chicken QSR concept in the world.

      Of our 80 company-operated Popeyes restaurants, more than 85% were concentrated in Louisiana and Georgia. Of our 1,367 domestic franchised Popeyes restaurants, more than 70% were concentrated in Texas, California, Louisiana, Florida, Illinois, Maryland, New York, Mississippi, Virginia and Georgia.

      Of our 359 international franchised Popeyes restaurants, more than 60% were located in Korea, Indonesia and Canada.

      Church’s ChickenTM. Founded in San Antonio, Texas in 1952, our Church’s brand is one of the oldest QSR systems in the United States. Church’s restaurants focus on serving traditional Southern fried chicken and other Southern specialties. As of December 28, 2003, there were 1,521 Church’s restaurants worldwide. These restaurants were located in 29 states, Puerto Rico and 12 foreign countries. During 2003, the Church’s restaurant system generated $0.9 billion of sales. Measured by system-wide sales, Church’s is currently the fourth largest chicken QSR concept in the world.

      Of our 282 company-operated Church’s restaurants, more than 75% were concentrated in Texas, Georgia and Arizona. Of our 953 domestic franchised Church’s restaurants, more than 60% were concentrated in Texas, California, Louisiana, Florida, Georgia and Alabama.

      Of our 286 international franchised Church’s restaurants, more than 75% were located in Puerto Rico, Indonesia and Mexico.

      Cinnabon®. Founded in Seattle, Washington in 1985, our Cinnabon brand is the market leader among cinnamon roll bakeries. Cinnabon serves fresh, aromatic, oven-hot cinnamon rolls as well as a variety of other baked goods and specialty beverages. As of December 28, 2003, there were 626 Cinnabon bakeries worldwide. These bakeries were located in 40 states, the District of Columbia, Puerto Rico and 24 foreign countries, primarily in high traffic venues such as shopping malls, airports, train stations and travel plazas. During 2003, the Cinnabon bakery system generated $0.2 billion of sales.

      Of our 75 domestic company-operated Cinnabon bakeries, approximately 36% were concentrated in California. Of our 366 domestic franchised Cinnabon bakeries, approximately 40% were concentrated in California, Florida, Ohio, Texas, New York and Washington.

      Of our 185 international franchised Cinnabon bakeries, more than 60% were located in Saudi Arabia, Canada, Korea, Japan, the Philippines, and Venezuela.

      Seattle’s Best Coffee®. Founded in Seattle, Washington in 1970, Seattle’s Best Coffee is one of the oldest specialty coffee cafe chains. Starbucks Corporation owns the Seattle’s Best Coffee trademark, having purchased Seattle Coffee from us in July of 2003. We franchise Seattle’s Best Coffee cafes in Hawaii, in certain international markets and on certain U.S. military bases under license from Seattle Coffee. As of December 28, 2003, we franchised 138 Seattle’s Best Coffee cafes, with more than 50% located in Japan.

AFC’s Overall Business Strategy

1.	Improving Operational Efficiencies. Through our purchasing cooperative, technology enhancements and various training initiatives, we seek to improve operational efficiencies for company-operated and franchised restaurants. We are also working to strengthen our brands’ franchise systems by inspecting operations and taking curative actions against chronically weak performers. We intend to continuously improve our customer’s experience when visiting our QSRs by offering appetizing food, friendly service, clean and appealing dining environments, and quick service times.

2.	Increasing the Efficiency and Effectiveness of Our Corporate and Brand Overhead. We will continue a process initiated in 2003 to improve the benefit and reduce the cost of our corporate and brand overhead. In particular, we will work to (a) eliminate any and all spending that creates minimal value, (b) eliminate redundancies and duplicated resources and (c) review and improve the terms of key vendor relationships.

3.	Growing Through Our Franchise Network. We will fuel our business growth principally through franchising activities. We believe that our focus on franchising provides us with higher profit margins and enhanced investment returns. In addition, a franchising-based growth strategy requires significantly less operating capital. As of December 28, 2003, approximately 89% of our brands’ 4,091 system-wide units were franchised, and we had development commitments from existing and new franchisees to open 2,154 additional units. Our emphasis on franchising includes the periodic sale of company-operated QSRs to franchisees (“unit conversions”). This strategic initiative began in 2001. We have not completed this initiative nor have we, as yet, fully achieved the anticipated overhead cost reduction we expect to result from those unit conversions.

4.	Building Our Model Markets Program. For each of our brands, we will continue to own and operate units in one or more markets. The objective of this program is to have a number of company-operated units that are concentrated in certain strategic geographic markets. This will allow us to focus on establishing best practices and developing new menu items for each of our brands, thereby creating model markets. Innovations and best practices established in each of these model markets will be shared with our franchisees.

5.	Promoting Uniquely Positioned Brands. We continually promote and refresh the image of our brands in order to increase consumer interest and sales. During 2000, we initiated a new re-imaging program that is designed to update the general public’s perception of our brands. We plan to have substantially all of the QSRs in our systems re-imaged by the end of 2007. The re-imaging program typically involves an interior and exterior makeover of the QSR along with new logos, dining room upgrades, uniforms, menu boards and menu items.

6.	Increasing Domestic Market Penetration. Currently, most of our brands’ domestic markets are under-penetrated. We are increasing the number of our QSRs in new and existing markets. In addition, we are expanding the number and type of non-traditional formats in which our Popeyes and Church’s chicken restaurants are located, including convenience stores, travel plazas and airports.

7.	Expanding Our Franchise Networks Internationally. We believe that we have the opportunity to establish or expand a leading market position in a number of countries, due to the appeal of our highly recognizable American brands. Our international operations have increased from 346 franchised units in Puerto Rico and 17 foreign countries at the end of 1995, to 952 franchised units in Puerto Rico and 36 foreign countries at the end of 2003. Additionally, commitments to develop international franchised units have increased from 502 at the end of 1995 to 1,172 at the end of 2003.

8.	Enhancing Stakeholder Value by Unlocking the Potential within Our Portfolio of Brands. We believe that our portfolio of brands has significant intrinsic value, which we are committed to unlocking and enhancing. Within the brands, we will continue to manage our operations so that menu offerings and advertising campaigns remain fresh and appealing to our customers. Within the portfolio, we will pursue appropriate acquisitions and dispositions that serve to improve the portfolio’s quality and value. Our sale of Seattle Coffee in 2003 constitutes a strategic divestiture designed to improve the overall performance of our brand portfolio.

Franchise Development

      Our strategy places a heavy emphasis on growth through franchising activities. The following discussion describes the standard arrangements we enter into with our franchisees.

      Domestic Development Agreements. Our domestic franchise development agreements provide for the development of a specified number of QSRs within a defined geographic territory. Generally, these agreements call for the development of a specified number of QSRs over a three to five year period with target opening dates for each unit. Our Popeyes franchisees currently pay a development fee of $7,500 per unit. Our Church’s franchisees currently pay a development fee of $10,000 for the first unit to be developed ($5,000 in the case of a convenience store unit) and then a reduced fee of $7,500 for each additional unit to be developed under the same agreement ($3,750 in the case of convenience store units). Our Cinnabon franchisees currently pay a development fee of $5,000 per unit. These development fees typically are paid when the agreement is executed, and they are non-refundable.

      International Development Agreements. Our international franchise development agreements are similar to our domestic franchise development agreements, though the fee can be as much as $45,000 for each unit developed, depending upon the brand. Our international franchisees are also required to prepay as much as $15,000 per unit in franchise fees at the time their franchise development agreement is executed.

      Domestic Franchise Agreements. Once we execute a development agreement, approve a site to be developed under that agreement, and our franchisee secures the property, we enter into a franchise agreement with our franchisee that conveys the right to operate the specific unit at the site. Our current franchise agreements provide for payment of the following franchise fees. Popeyes franchisees pay $30,000 per location. Church’s franchisees pay $15,000 per location for freestanding units and $10,000 per location for units opened in convenience stores or travel plazas. Cinnabon franchisees pay $30,000 for the first unit, $20,000 per location for any second or third unit and $15,000 per unit for any additional units developed under a single development agreement.

      Our Popeyes, Church’s and Cinnabon franchise agreements generally require franchisees to pay a 5% royalty on net QSR sales. In addition, our franchise agreements require franchisees to participate in certain advertising funds. Payments to the advertising funds are up to 3% of net QSR sales for Popeyes franchisees; up to 4% of net QSR sales for Church’s franchisees (reduced to a maximum of 1% if a local advertising co-operative is formed); and up to 3% of net QSR sales for Cinnabon franchisees. Some of our older franchise agreements provide for lower royalties and advertising fund contributions. These older agreements constitute a decreasing percentage of our total outstanding franchise agreements.

      International Franchise Agreements. The terms of our international franchise agreements are substantially similar to those included in our domestic franchise agreements, except that international franchisees must prepay up to $15,000 per unit in franchise fees at the time their related franchise development agreement is executed. These agreements may be modified to reflect the multi-national nature of the transaction and to comply with the requirements of applicable local laws. In addition, royalty rates may differ from those included in domestic franchise agreements, and generally are slightly lower due to the number of units required to be developed by our international franchisees.

      All of our franchise agreements require that each franchisee operate its QSRs in accordance with our defined operating procedures, adhere to the menu established by us and meet applicable quality, service, health and cleanliness standards. We may terminate the franchise rights of any franchisee who does not comply with these standards and requirements.

Site Selection

      We employ a site identification and new unit development process that assists our franchisees and us in identifying and obtaining favorable sites for new domestic QSRs. This process begins with an overall market plan for each targeted market, which we develop together with our franchisees. For our Popeyes and Church’s brands, we emphasize freestanding sites with ample parking and easy dinnertime access from high traffic roads. For our Cinnabon brand, we emphasize high traffic venues such as malls, in-line shopping centers, transportation facilities, central business districts and airports. International sites are often located in densely populated urban areas, and are generally built with a multi-floor layout because of the scarcity and high cost of real estate and the higher percentage of dine-in customers.

      AFC Loan Guarantee Programs. In March 1999, we implemented a program to assist qualified current and prospective franchisees in obtaining the financing needed to purchase or develop franchised units at competitive rates. Under the program, we guarantee up to 20% of the loan amount toward a maximum aggregate liability for the entire pool of $1.0 million. For loans within the pool, we assume a first loss risk until the maximum liability for the pool has been reached. Such guarantees typically extend for a three-year period. As of December 28, 2003, approximately $9.1 million was borrowed under this program, of which we were contingently liable for $1.0 million in the event of default.

      In November 2002, we implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. Under the program, we assume a first loss risk on the portfolio up to 10% of the sum of the original funded principal balances of all program loans. As of December 28, 2003, approximately $1.5 million was borrowed under this program, of which we were contingently liable for $0.2 million in the event of default.

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

      Purchasing Cooperative. Supplies are generally provided to our franchised and company-operated QSRs pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We and our Popeyes, Church’s and Cinnabon franchisees hold ownership interests in SMS in proportion to the number of QSRs we each own. As of December 28, 2003, AFC owned approximately 14% of SMS and held three of its eleven board seats. AFC does not guarantee the operations, indebtedness, or the contracts entered into by SMS.

      Our Popeyes and Church’s franchise agreements require that each franchisee join SMS.

      Generally, SMS does not commit itself, us, or our franchisees to any purchase volumes for on-going menu items. Occasionally though, for limited time offer programs, volume commitments are obtained for each operator, including AFC.

      Supply Agreements. The principal raw material for our Popeyes and Church’s systems is fresh chicken, representing approximately half of their “restaurant food, beverages and packaging” costs. Our company-operated and franchised restaurants purchase fresh chicken from approximately 11 suppliers who service us from 34 plant locations. These costs are significantly affected by increases in the cost of fresh chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability.

      In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for AFC and its franchisees, SMS has entered into four types of chicken purchasing contracts with chicken suppliers. The first is a grain-based “cost-plus” pricing contract that utilizes prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. The second is a market-priced formula that includes a premium for specified cuts. The market-priced contracts have maximum and minimum prices that AFC and its franchisees will pay for chicken during the term of the contract. The third is a modified fixed-price contract for dark meat, with adjustments that occur only if market prices move outside of specific ranges, with provisions for certain annual price adjustments. The fourth has fixed prices for both eight-piece and dark meat, for periods up to one year. These contracts have terms ranging from three months to two years. These contracts establish pricing arrangements, but do not establish any firm purchase commitments on the part of AFC or its franchisees.

      We have entered into long-term beverage supply arrangements with certain beverage vendors. These contracts are customary to the QSR industry. Pursuant to the terms of these arrangements, marketing rebates are provided to us and our franchisees from the beverage vendors based upon the dollar volume of purchases for our company-operated QSRs and franchised QSRs, respectively, which will vary according to our demand for beverage syrup and fluctuations in the market rates for beverage syrup.

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

      Together with our franchisees, we contribute to a national advertising fund to pay for the development of marketing materials and also contribute to local advertising funds to support programs in our local markets. In markets where there is sufficient unit concentration to affect such savings, our franchisees and we have experienced significant savings in our marketing programs through our advertising cooperatives. In 2003, we, our franchisees and certain of our vendors contributed approximately $86.1 million to these advertising funds.

Employees

      As of December 28, 2003, we had 7,376 hourly employees working in our company-operated QSRs. This includes approximately 250 Cinnabon employees hired for the holiday shopping season between Thanksgiving Day and New Year’s Day. Additionally, we had 988 employees involved in the management of our company-operated QSRs, comprised of multi-unit managers and field management employees. We also had 324 employees responsible for corporate administration, franchise administration and business development. None of our employees is covered by a collective bargaining agreement. We believe that the dedication of our employees is critical to our success and that our relationship with our employees is good.

Community Activity

      We believe strongly in supporting the communities we serve. Through the AFC Foundation, Inc. and through our franchisees and employees, we have sponsored and helped construct more than 300 homes worldwide in conjunction with Habitat for Humanity, a non-profit builder of housing for the poor. In addition, each of our brands is involved in various community support programs. For example, Popeyes promotes music and culinary education. Church’s sponsors summer camp programs through the Boys and Girls Clubs. Cinnabon encourages reading awareness through its Reading Rewards Program. In 2003 and 2002, we contributed approximately $0.4 million to these programs and our franchisees and employees contributed thousands of volunteer hours. We believe, through our involvement with these programs, we have established a meaningful presence in the communities we serve, while building customer loyalty and positive brand awareness.

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

      Diversity enables us to look at a situation from all angles and provides us with the capacity to better understand our communities, our employees, our customers, our suppliers and our businesses, and provides us with the vision to meet emerging trends with creative ideas. Minorities and women constitute approximately 50% of the total number of our franchisees.

Intellectual Property and Other Proprietary Rights

      We own a number of trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, including the marks “AFC,” “AFC Enterprises,” “Popeyes,” “Popeyes Chicken & Biscuits,” “Church’s,” “Cinnabon,” “World Famous Cinnamon Roll,” and each of the brand logos for Popeyes, Church’s and Cinnabon, as well as the trademark “Franchisor of Choice.” We also have registered trademarks for a number of additional marks, including “Gotta Love It,” “Day of Dreams,” “Love That Chicken From Popeyes” and “New Age of Opportunity.” In addition, we have registered, or made application to register, one or more of these marks and others, or their linguistic equivalents, in approximately 150 foreign countries. There is no assurance that we will be able to obtain the registration for the marks in every country where registration has been sought. We consider our intellectual property rights to be important to our business and we actively defend and enforce them.

      Seattle Coffee’s intellectual property rights were transferred to Starbucks in connection with the July 14, 2003 sale of Seattle Coffee. We retain a license to the intellectual property necessary for the operation of the Seattle’s Best Coffee franchising business in Hawaii, in certain international markets and on certain U.S. military bases.

      Copeland Formula Agreement. We have a formula licensing agreement with Alvin C. Copeland, the founder of Popeyes. Under this agreement, we have the worldwide exclusive rights to the Popeyes spicy fried chicken recipe and certain other ingredients, which are used in Popeyes products. The agreement provides that we pay Mr. Copeland approximately $3.1 million annually through March 2029.

      King Features Agreements. We have several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which we have the exclusive license to use the image and likeness of the cartoon character “Popeye” in connection with the operation of our Popeyes restaurants in the United States. Popeyes locations outside the United States have the exclusive use of the image and likeness of the cartoon character “Popeye” and certain companion characters such as “Olive Oyl” in connection with their restaurant operations. Under these agreements, we are obligated to pay King Features a royalty of $0.9 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of our gross revenues from the sales of the “Popeye” products sold through retail outlets outside of the Popeyes restaurant system. These agreements extend through June 30, 2010.

International Operations

      An important component of our overall business strategy is to expand our operations internationally through franchising. As of December 28, 2003, we had franchised internationally 359 Popeyes QSRs, 286 Church’s QSRs, 185 Cinnabon QSRs and 122 Seattle’s Best Coffee QSRs. In 2003, franchise revenues from these operations represented approximately 15.6% of our total franchise revenues. For each of 2003, 2002 and 2001, foreign-sourced revenues represented 3.9%, 3.5% and 2.9% of total revenues, respectively.

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

Seasonality

      Our Cinnabon operations experience their strongest operating results during the holiday shopping season between Thanksgiving Day and New Year’s Day. Seasonality has little effect on the remaining portions of our business.

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

      Our Seattle’s Best Coffee franchisees compete directly with specialty coffees sold at retail through supermarkets, specialty retailers and a growing number of specialty coffee cafes and kiosks and all restaurant and beverage outlets that serve coffee.

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

      Many states and the Federal Trade Commission, as well as certain foreign countries, require franchisors to transmit specified disclosure statements to potential franchisees before granting a franchise. Additionally, some states and certain foreign countries require us to register our franchise offering documents before we may offer a franchise. We currently do not have effective domestic uniform franchise offering circulars due to the delay in releasing our 2002 and 2003 financial statements and the financial filings due thereafter. See “Risk Factors — The number of new units to be opened by franchisees has been adversely affected by our delay in releasing audited financial statements for 2002 and for 2003” included in Item 7 hereof. We believe that our international disclosure statements, franchise offering documents and franchising procedures comply with the laws of the foreign countries in which we have offered franchises.

Environmental Matters

      We are subject to various federal, state and local laws regulating the discharge of pollutants into the environment. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations, as well as other applicable laws and regulations governing our operations. However, approximately 150 of our currently and formerly owned and/or leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current or former owner or operator of these sites, may be jointly and severally liable for the costs of remediation of any contamination, as well as any other environmental conditions at our properties that are unrelated to underground storage tanks. In 2000, after an analysis of our property portfolio and an initial assessment of our properties, including testing of soil and groundwater at a representative sample of our facilities, we obtained insurance coverage that we believe is adequate to cover any potential environmental remediation liabilities. We are currently not subject to any administrative or court order requiring remediation at any of our properties.

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

      The following table sets forth the locations by state of our domestic company-operated restaurants and bakeries as of December 28, 2003:

	Land and	Land and/or
	Building Owned	Building Leased	Total

Texas	98	58	156
Georgia	25	46	71
Louisiana	4	35	39
California	—	27	27
Arizona	15	10	25
Alabama	15	9	24
Tennessee	12	2	14
Mississippi	10	1	11
Pennsylvania	—	8	8
New Mexico	5	2	7
Colorado	—	6	6
Arkansas	5	1	6
Missouri	6	—	6
North Carolina	—	6	6
Maryland	—	4	4
Massachusetts	—	4	4
New Jersey	—	4	4
Kansas	2	1	3
Delaware	—	2	2
District of Columbia	—	2	2
Florida	—	2	2
Illinois	—	2	2
New Hampshire	—	2	2
South Carolina	—	2	2
Maine	—	1	1
Nevada	—	1	1
Ohio	—	1	1
Virginia	—	1	1
Total	197	240	437

      We typically lease our restaurants under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some cases, percentage rent based on sales in excess of specified amounts. Bakeries are typically leased under standard retail lease terms for malls and community shopping centers. Generally, our leases have initial terms ranging from five to 20 years, with options to renew for one or more additional periods, although the terms of our leases vary depending on the facility.

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

      We are involved in several matters relating to our announcement on March 24, 2003 indicating we would restate our financial statements for fiscal year 2001 and the first three quarters of 2002 and our announcement on April 22, 2003 indicating that we would also restate our financial statements for fiscal year 2000. See our Annual Report on Form 10-K for 2002 for a discussion of the restatements.

      On March 25, 2003, plaintiffs filed the first of eight securities class action lawsuits in the United States District Court for the Northern District of Georgia against AFC and several of its current and former directors and officers. By order dated May 21, 2003, the district court consolidated the eight lawsuits into one consolidated action. On January 26, 2004, the plaintiffs filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) on behalf of a putative class of persons who purchased or otherwise acquired AFC stock between March 2, 2001 and March 24, 2003. In the Consolidated Complaint, plaintiffs allege that the registration statement filed in connection with AFC’s March 2001 initial public offering (“IPO”) contained false and misleading statements in violation of Sections 11 and 15 of the Securities Act of 1933 (“1933 Act”). The defendants to the 1933 Act claims include AFC, certain of AFC’s current and former directors and officers, an institutional shareholder of AFC, and the underwriters of AFC’s IPO. Plaintiffs also allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“1934 Act”) and Rule 10b-5 promulgated thereunder. The plaintiffs’ 1934 Act allegations are pled against AFC, certain current and former directors and officers of AFC, and two institutional shareholders. The plaintiffs also allege violations of Section 20A of the 1934 Act against certain current and former directors and officers and two institutional shareholders based upon certain alleged stock sales. The Consolidated Complaint seeks certification as a class action, compensatory damages, pre-judgment and post-judgment interest, attorneys’ fees and costs, an accounting of the proceeds of certain defendants’ alleged stock sales, disgorgement of bonuses and trading profits by AFC’s CEO and former CFO, injunctive relief, including the imposition of a constructive trust on certain defendants’ alleged trading proceeds and other relief. AFC has not yet filed a response to the Consolidated Complaint.

      On June 5, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in the United States District Court for the Northern District of Georgia against certain current and former members of our board of directors and our largest shareholder. On July 24, 2003, a different shareholder filed a substantially identical lawsuit in the same court against the same defendants. By order dated September 23, 2003, the District Court consolidated the two lawsuits into one consolidated action. On November 24, 2003, the plaintiffs filed a consolidated amended derivative complaint that added as defendants three additional current or former officers of AFC and two other large shareholders of AFC. The consolidated complaint alleges, among other things, that the director defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, disgorgement or forfeiture of certain bonuses and options earned by certain defendants, disgorgement of profits earned through alleged stock sales by certain defendants, recovery of attorneys’ fees and costs, and other relief. On February 23, 2004, the defendants moved to dismiss the consolidated complaint. The plaintiffs have not yet responded to the defendants’ motion to dismiss.

      On August 7, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in Gwinnett County Superior Court, State of Georgia, against certain current and former members of our board of directors. The complaint alleges that the defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error and by failing to maintain adequate internal accounting controls. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, attorneys’ fees, and other relief. On January 20, 2004, the defendants moved to dismiss or, alternatively, to stay the case. The plaintiff has not yet responded to the defendants’ motion.

      On May 15, 2003, a plaintiff filed a securities class action lawsuit in Fulton County Superior Court, State of Georgia, against AFC and certain current and former members of our board of directors on behalf of a class of purchasers of our common stock “in or traceable to” AFC’s December 2001 $185.0 million public offering of common stock. The lawsuit asserts claims under Sections 11 and 15 of the 1933 Act. The complaint alleges that the registration statement filed in connection with the offering was false or misleading because it included financial statements issued by us that were materially in error. The complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and other relief. The plaintiff claims that as a result of AFC’s announcement that it was restating its financial statements for fiscal year 2001 (and at the time of the complaint, was examining restating its financial statements for fiscal year 2000), AFC will be absolutely liable under the 1933 Act for all recoverable damages sustained by the putative class. On July 20, 2003, the defendants removed the action to the United States District Court for the Northern District of Georgia. The plaintiff filed a motion to remand the case to state court. The defendants opposed the motion to remand. On November 25, 2003, the federal district court entered an order remanding the case to state court but staying the order to allow the defendants to seek interlocutory appellate review of the decision. The United States Court of Appeals for the Eleventh Circuit agreed to hear the defendants’ appeal. Briefing in the Court of Appeals is expected to be completed on or about April 2, 2004.

      On April 30, 2003, we received an informal, nonpublic inquiry from the SEC requesting voluntary production of documents and other information. The requests for documents and information relate primarily to our announcement on March 24, 2003 indicating we would restate our financial statements for fiscal year 2001 and the first three quarters of 2002. The SEC is also investigating whether the disclosure of certain financial information in November 2002 was in compliance with SEC Regulation FD. We are cooperating with the SEC in these inquiries.

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

      The lawsuits against AFC described above present material and significant risk to us. Although we believe that we have meritorious defenses to the claims of liability or for damages in these actions, we are unable at this time to predict the outcome of these actions or reasonably estimate a range of damages. The amount of a settlement of, or judgment on, one or more of these claims or other potential claims relating to the same events could substantially exceed the limits of our D&O insurance. The ultimate resolution of these matters could have a material adverse impact on our financial results, financial condition or liquidity.

Other Matters

      We are a defendant in various legal proceedings arising in the ordinary course of business, including claims resulting from “slip and fall” accidents, employment-related claims, claims from guests or employees alleging illness, injury or other food quality, health or operational concerns and claims related to franchise matters. We have established adequate reserves to provide for the defense and settlement of such matters and we believe their ultimate resolution will not have a material adverse effect on our financial condition or our results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Item 4A. EXECUTIVE OFFICERS

      The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position

Frank J. Belatti	56	Chairman of the Board and Chief Executive Officer
Dick R. Holbrook	51	President & Chief Operating Officer, Acting President of Popeyes Chicken & Biscuits
Frederick B. Beilstein	56	Chief Financial Officer
Allan J. Tanenbaum	57	Senior Vice President, General Counsel and Corporate Secretary
Hala G. Moddelmog	48	President, Church’s Chicken
Christopher P. Elliott	49	President, Cinnabon, Inc.
H. Melville Hope, III	43	Senior Vice President, Finance and Chief Accounting Officer

      Frank J. Belatti, age 56, has served as our Chairman of the Board and Chief Executive Officer since we commenced operations in November 1992, following the reorganization of our predecessor. Mr. Belatti served as our interim Chief Financial Officer from April 28, 2003 until January 2004. From 1990 to 1992, Mr. Belatti was employed as President and Chief Operating Officer of HFS, the franchisor of hotels for Ramada and Howard Johnson. From 1989 to 1990, Mr. Belatti was President and Chief Operating Officer of Arby’s, Inc., and from 1985 to 1989 he served as the Executive Vice President of Marketing at Arby’s. From 1986 to 1990, Mr. Belatti also served as President of Arby’s Franchise Association Service Corporation, which created and developed the marketing programs and new products for the Arby’s system. Mr. Belatti received the 1999 Entrepreneur of the Year Award from the International Franchise Association. Mr. Belatti serves as a member of the board of directors of Radio Shack Corporation and Galyan’s Trading Company, Inc.

      Dick R. Holbrook, age 51, has served as our President and Chief Operating Officer since August 1995. From November 1992 to July 1995, Mr. Holbrook served as our Executive Vice President and Chief Operating Officer. He has been a director since April 1996. Mr. Holbrook has served as our interim President of Popeyes Chicken & Biscuits since the resignation of our prior President of Popeyes Chicken & Biscuits in January 2003. From 1991 to 1992, Mr. Holbrook served as Executive Vice President of Franchise Operations for HFS. From 1972 to 1991, Mr. Holbrook served in various management positions with Arby’s, most recently as Senior Vice President of Franchise Operations. Mr. Holbrook serves on the board of directors of Rare Hospitality International, Inc.

      Frederick B. Beilstein, age 56, has served as our Chief Financial Officer since January 2004. From January 2002 to December 2003, Mr. Beilstein was the Principal and founder of Beilstein & Company, a financial and operational consulting practice with concentration in advising companies on strategic issues such as refinancing and recapitalization opportunities. From January 1997 to December 2001, Mr. Beilstein was Executive Vice President, Treasurer and Chief Financial Officer for Americold Logistics, LLC, a supply chain solutions company located in Atlanta, Georgia.

      Allan J. Tanenbaum, age 57, has served as our Senior Vice President, General Counsel and Corporate Secretary since February 2001. From June 1996 to February 2001, Mr. Tanenbaum was a shareholder in Cohen Pollock Merlin Axelrod & Tanenbaum, P.C., an Atlanta, Georgia law firm, and prior to June 1996, for 25 years, a shareholder in Frankel, Hardwick, Tanenbaum & Fink, P.C. Mr. Tanenbaum serves on the board of directors of The National Council of Chain Restaurants, The Atlanta Bar Foundation, The Hank Aaron Chasing The Dream Foundation, Inc. and The Children’s Museum of Atlanta, and represents the State Bar of Georgia in the House of Delegates of the American Bar Association.

      Hala G. Moddelmog, age 48, has served as President of Church’s Chicken since January 1996. From May 1993 to December 1995, Ms. Moddelmog was Vice President of Marketing and then Senior Vice President and General Manager for Church’s. From 1990 to 1993, Ms. Moddelmog was Vice President of Product Marketing and Strategic Planning at Arby’s Franchise Association Service Corporation. Ms. Moddelmog serves on the advisory board of Source Food Technology, Inc., Harmony (Atlanta’s International Youth Chorus), Atlanta Women’s Foundation and Advantage: Women 2003. Ms. Moddelmog is the present board chair of Leadership Atlanta and past board member of Emory University’s Board of Visitors.

      Christopher P. Elliot, age 49, has served as President of Cinnabon since January 2003. From June 2002 to December 2002, Mr. Elliot was the Interim President of Cinnabon. From August 2001 to November 2002, Mr. Elliot was Chief Operating Officer of Cinnabon. Prior to joining Cinnabon, Mr. Elliot was Chief Operating Officer of Church’s Chicken from June 1997 to July 2001.

      H. Melville Hope, III, age 43, has served as our Senior Vice President, Finance and Chief Accounting Officer, since February 2004. From April 2003 to February 2004, Mr. Hope was our Vice President of Finance. Prior to joining AFC, he was an independent consultant in Atlanta, Georgia from January 2003 to April 2003. From April 2002 to January 2003, Mr. Hope was Chief Financial Officer for First Cambridge HCI Acquisitions, LLC, a real estate investment trust, located in Birmingham, Alabama. From November 2001 to April 2002, Mr. Hope was a financial and business advisory consultant in Atlanta, Georgia. From July 1984 to July 2001, Mr. Hope was an accounting, auditing and business advisory professional for PricewaterhouseCoopers, LLP in Atlanta, Georgia, in Savannah, Georgia and in Houston, Texas where he was admitted to the partnership in 1998.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock currently trades on the National Quotation Service Bureau (commonly known as the “Pink Sheets”) under the symbol “AFCE.” From March 2, 2001 (the date of our initial public offering) to August 18, 2003, our common stock traded on the Nasdaq National Market. Prior to March 2, 2001, there was no public market for our common stock.

      The following table sets forth the high and low per share sales prices of our common stock, by quarter for fiscal 2003 and 2002.

(Dollars per share)	2003		2002

	High	Low	High	Low

First Quarter	$22.00	$11.30	$34.55	$26.00
Second Quarter	$18.49	$14.95	$34.81	$26.04
Third Quarter	$17.30	$12.00	$27.16	$18.27
Fourth Quarter	$20.25	$15.50	$22.23	$16.42

      On August 14, 2003, we announced that the Nasdaq Listing Qualifications Panel had notified us that our common stock would be delisted from the Nasdaq National Market as of the opening of business on Monday, August 18, 2003, because we had not made certain required SEC filings. On that date, our common stock began trading on the Pink Sheets. Because we are not current in our periodic SEC reporting requirements, we are presently ineligible to trade on the OTC Bulletin Board. Securities that trade on the Pink Sheets, including our common stock, may be subject to higher transaction costs for trades and have reduced liquidity compared to securities that trade on the Nasdaq National Market and other organized markets and exchanges.

Shareholders of Record

      As of February 22, 2004, we had 72 shareholders of record of our common stock.

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

      The data in the following table was derived from our Consolidated Financial Statements for 2003, 2002, 2001 and 2000 and from unaudited consolidated financial information for 1999. Such data should be read in conjunction with our Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations. For periods prior to 2003, certain items in the following table have been reclassified to conform to the current presentation.

(Dollars in millions, except per share data)	2003	2002	2001	2000	1999

Summary of operations:(1)
Revenues(2)
Sales by company-operated restaurants	$323.4	$385.9	$479.3	$538.8	$534.3
Franchise revenues	114.3	109.8	100.3	88.0	77.2
Other revenues	21.6	29.0	17.9	11.0	8.6

Total revenues	$459.3	$524.7	$597.5	$637.8	$620.1
Operating profit(3)	$0.6	$69.1	$63.5	$68.5	$47.9
(Loss) income before discontinued operations and accounting change	(6.0)	29.0	22.6	19.0	5.5
Net (loss) income(4)	(9.1)	(11.7)	15.6	18.3	10.0
Basic earnings per common share:(5)
(Loss) income before discontinued operations and accounting change	$(0.22)	$0.97	$0.77	$0.72	$0.21
Net (loss) income	(0.33)	(0.39)	0.53	0.70	0.38
Diluted earnings per common share:(5)
(Loss) income before discontinued operations and accounting change	$(0.22)	$0.92	$0.72	$0.66	$0.19
Net (loss) income	(0.33)	(0.37)	0.50	0.64	0.35
Year-end balance sheet data:
Total assets	$355.5	$487.3	$525.3	$547.8	$587.4
Total debt(6)	130.9	226.6	209.5	313.1	348.1
Total shareholders’ equity(7)	108.8	109.8	187.3	115.1	95.4
Cash flow data relating to continuing operations:
Cash flows provided by operating activities	$50.1	$91.1	$61.5	$61.6	$59.7
Capital expenditures	(24.3)	(43.5)	(49.1)	(43.6)	(42.7)

(1)	On July 14, 2003, we sold our Seattle Coffee subsidiary to Starbucks for $72.0 million. Net proceeds from this sale, after transaction costs and other adjustments, were approximately $62.1 million. In this transaction, we sold substantially all of the continental U.S. and Canadian operations of Seattle Coffee and its wholesale business. See Note 23 to the Consolidated Financial Statements for a discussion of this transaction. For all periods presented, the Seattle Coffee operations that were sold have been removed from continuing operations.

(2)	Factors that impact the comparability of revenues for the years presented include:

(a)	Our fiscal year ends on the last Sunday in December. Fiscal year 2000 includes 53 weeks. All other years shown include 52 weeks.

(b)	In 2000, we began a program to strategically sell company-operated QSRs to franchisees, which reduces sales from company-operated restaurants as well as related restaurant costs. These transactions also result in increased franchise revenues. This program was temporarily discontinued in 2003 due to our inability to produce current financial statements to include in Uniform Franchise Offering Circulars (“UFOCs”) and, accordingly, there were no unit conversions in 2003. By brand, the number of “unit conversions” and the associated gains and losses on such sales in our Consolidated Financial Statements for the fiscal years presented were as follows:

(Dollars in millions)	2002	2001	2000

Unit Conversions:
Popeyes	—	27	36
Church’s	111	70	25
Cinnabon	63	36	10

Total unit conversions	174	133	71

Gains and Losses:
(Losses) gains recognized, net	$(3.9)	$(1.3)	$6.2
Gains deferred	10.3	6.4	2.9

In addition, during 2002, 2001 and 2000, we recognized approximately $8.0 million, $4.9 million and $1.8 million, respectively, in fees associated with these unit conversions. In our Consolidated Financial Statements, these fees are a component of “other revenues.”

During 2003, 2002 and 2001, we recognized previously deferred gains of $1.2 million, $0.5 million and $0.2 million, respectively, in income. In our Consolidated Financial Statements, these gains are a component of “impairment charges and other.” During 2003, a dispute relating to a 2002 unit conversion was settled. The settlement was treated as an adjustment to the purchase price, reducing the deferred gain by $1.5 million.

(c)	Increases in the number of franchised units as detailed in the Summary of System-Wide Data included in this Item 6.

(3)	In addition to the matters discussed in Note 2, factors that impact the comparability of operating profit for the years presented include:

(a)	During 2003, we recorded charges for impairment and other write-downs of non-current assets of $46.1 million, compared to $11.3 million in 2002, $10.4 million in 2001, $6.8 million in 2000 and $8.8 million in 1999. See Note 18 to the Consolidated Financial Statements for a discussion of the 2003 impairments.

(b)	During 2003, we incurred $14.0 million in costs associated with the re-audit and restatement of previously issued financial statements, an independent investigation commissioned by our Audit Committee and legal fees associated the shareholder lawsuit described in Item 3 herein. There were no comparable costs in other years.

(c)	During the first quarter of 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, at that time, discontinued our prior practice of amortizing goodwill and other indefinite-lived intangible assets. These assets are now being accounted for by the impairment-only approach. Amortization expense was $0.1 million in 2003, $0.1 million in 2002, $7.8 million in 2001, $8.1 million in 2000 and $8.2 million in 1999.

(d)	During 2001, general and administrative expenses include $2.9 million relating to the retirement of a former officer. During 2000, general and administrative expenses were reduced by the reversal of a $6.0 million environmental reserve.

(e)	During 2003, we incurred $5.0 million of employee severance costs and consultant fees for a productivity initiative. Comparable costs in other years were immaterial.

(4)	Net income includes the cumulative effect of adopting new accounting standards and the effect of discontinued operations. In 2002, in connection with our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, we recorded a transitional goodwill impairment charge. The cumulative effect from this change in accounting principle reduced net income in 2002 by $11.8 million. In 1999, we had net losses associated with discontinued operations of $1.9 million.

(5)	Weighted average common shares for the computation of basic earnings per common share were 27.8 million, 30.0 million, 29.5 million, 26.3 million and 26.2 million for 2003, 2002, 2001, 2000 and 1999, respectively. Weighted average common shares for the computation of diluted earnings per common share were 28.7 million, 31.5 million, 31.3 million, 28.7 million and 28.4 million for 2003, 2002, 2001, 2000 and 1999, respectively.

(6)	Total debt includes the long-term and the current portions of debt facilities, capital lease obligations, lines of credits and other borrowings. See Note 10 to the Consolidated Financial Statements as it concerns 2002 and 2001 year-end amounts.

(7)	During 2001, we completed an initial public offering of 3.1 million shares of our common stock and received approximately $46.0 million of proceeds. During 2002, we repurchased 3.7 million shares of our common stock for $77.9 million.

Summary of System-Wide Data — Continuing Operations

      The following table presents combined financial and operating data for the QSRs we operate or franchise. The data presented is unaudited. Information for franchised units is provided by our franchisees. We present this data because it includes important operational measures relevant to the QSR industry.

	2003	2002	2001	2000(1)	1999

Increase in system-wide sales from the prior year	2.3%	4.4%	6.3%	13.1%	16.0%

Domestic same-store sales growth (decline) — company-operated QSRs(2):
Popeyes	(2.4)%	1.1%	4.8%	0.9%	0.1%
Church’s	(0.8)%	(1.3)%	2.8%	(0.2)%	1.1%
Cinnabon retail	(6.6)%	(5.8)%	1.1%	4.9%	1.7%
Domestic same-store sales growth (decline) — franchised QSRs(3):
Popeyes	(2.7)%	0.6%	4.1%	3.8%	5.2%
Church’s	(2.7)%	(1.7)%	2.0%	1.7%	1.0%
Cinnabon retail	(3.2)%	(6.9)%	(1.9)%	4.6%	3.2%
System-wide unit openings(3):
Popeyes	177	169	177	143	151
Church’s	50	110	79	98	133
Cinnabon retail	61	102	121	81	46
Seattle’s Best Coffee	48	41	34	16	6

Total	336	422	411	338	336

System-wide units (end of period):
Total system-wide	4,091	3,924	3,735	3,509	3,283
Total company-operated	437	464	645	785	864
Total franchised	3,654	3,460	3,090	2,724	2,419

Popeyes	1,806	1,712	1,620	1,501	1,396
Company-operated	80	96	96	130	175
Franchised	1,726	1,616	1,524	1,371	1,221

Church’s	1,521	1,509	1,517	1,534	1,492
Company-operated	282	284	397	468	494
Franchised	1,239	1,225	1,120	1,066	998

Cinnabon retail	626	612	544	451	388
Company-operated	75	84	152	187	195
Franchised	551	528	392	264	193

Seattle’s Best Coffee (all franchised)	138	91	54	23	7

Total commitments outstanding (end of year)(4)	2,154	2,550	2,288	2,260	1,930

(1)	Our fiscal year ends on the last Sunday in December. Fiscal year 2000 included 53 weeks. All other years shown included 52 weeks.

(2)	QSRs are included in the computation of same-store sales after they have been open 15 months for 2003, 2002, 2001 and 2000 and 12 months for 1999. Same-store sales for 2000 is calculated by comparing the 53 weeks of sales for 2000 to the prior 53 weeks, which includes the 52 weeks from 1999 plus the first week of 2000.

(3)	System-wide unit openings include both company-operated QSRs and franchised QSRs, which were as follows:

Unit Openings	2003	2002	2001	2000	1999

Company-operated QSRs	1	8	16	11	38
Franchised QSRs	335	414	395	327	298
Total	336	422	411	338	336

(4)	Commitments associated with our continuing operations that were outstanding at the end of each year represent obligations to open franchised QSRs under executed development agreements. Commitments, by brand, were as follows:

Franchise Commitments	2003	2002	2001	2000
					1999
Popeyes	999	1,198	903	896	713
Church’s	593	677	671	743	561
Cinnabon	400	476	486	426	387
Seattle’s Best Coffee	162	199	228	195	269
Total	2,154	2,550	2,288	2,260	1,930

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our Selected Financial Data and our Consolidated Financial Statements that are included elsewhere in this filing. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors including those factors set forth in this section under the heading “Risks Factors That May Affect Financial Condition and Results of Operations‘ and other factors presented throughout this filing.

Nature of Business

      AFC develops, operates and franchises quick service restaurants, bakeries and cafes in two distinct business segments: chicken and bakery. Our chicken segment operates and franchises under the trade names Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s ChickenTM (“Church’s”), and our bakery segment operates and franchises under the trade name Cinnabon® (“Cinnabon”) and currently franchises cafes under the trade name Seattle’s Best Coffee®. Financial information for these segments can be found in Note 24 to our Consolidated Financial Statements. Prior to the July 14, 2003 sale of our Seattle Coffee subsidiary, we also operated a coffee business segment. In the Consolidated Financial Statements, financial results relating to our divested operations are presented as discontinued operations and previously reported consolidated financial statement amounts have been restated to present the divested operations in a manner consistent with our 2003 presentation. Unless otherwise noted, discussions and amounts throughout this Annual Report on Form 10-K relate to our continuing operations.

      As of December 28, 2003, we operated and franchised 4,091 QSRs in 46 states, the District of Columbia, Puerto Rico and 36 foreign countries. That total, by brand, was as follows:

	Domestic		International

	Company-		Company-
	Operated	Franchised	Operated	Franchised	Total

Popeyes	80	1,367	—	359	1,806
Church’s	282	953	—	286	1,521
Cinnabon	75	366	—	185	626
Seattle’s Best Coffee	—	16	—	122	138
Total	437	2,702	—	952	4,091

Management Overview

      For 2003 and 2002, key performance data that our management uses to measure our business were as follows:

			Increase	As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Total revenues	$459.3	$524.7	$(65.4)	(12.5)%
Operating profit	0.6	69.1	(68.5)	(99.1)%
(Loss) income before discontinued operations and accounting change	(6.0)	29.0	(35.0)	n/a
Net loss	(9.1)	(11.7)	2.6	n/a

      The $65.4 million decline in total revenues was principally due to the sale of 174 company-operated QSRs to franchisees during 2002. These sales were part of a strategic program to convert a substantial portion of our company-operated QSRs to franchised QSRs. As a result of these conversion transactions, we have experienced a reduction in sales from company-operated restaurants and associated restaurant costs, with a related increase in franchise revenues. We have engaged in these transactions because we believe our profit margins and our returns on investment will be higher if our brands’ systems are predominantly franchised as opposed to company-operated. This program was suspended in 2003 due to our delay in producing current financial statements to include in Uniform Franchise Offering Circulars (“UFOCs”).

      The delay in filing current UFOCs in accordance with federal and state regulations also prevented our brands from selling domestic franchises to prospective franchisees for the majority of 2003 (and 2004 through the date of this filing). The delay was caused by the restatements and re-audits of previously issued financial information. See our 2002 Annual Report on Form 10-K for a discussion of the restatements.

      The factors principally responsible for our decline in operating profit are:

•	$28.5 million of impairment charges associated with our bakery business segment in 2003 compared to $5.3 million in 2002;

•	$17.2 million of impairment charges associated with our chicken business segment in 2003 compared to $6.0 million in 2002;

•	$14.0 million of expenses related to the restatements referred to above, an independent investigation commissioned by our Audit Committee and legal fees associated with the shareholder lawsuit (described in Item 3 “Legal Proceedings” of this Annual Report on Form 10-K) in 2003 compared to zero in 2002;

•	$8.0 million in fees from unit conversions in 2002 compared to no equivalent fees in 2003. There were no unit conversions in 2003;

•	$5.0 million of employee severance costs and consultant fees for a productivity initiative in 2003 compared to $0.2 million of employee severance costs in 2002;

•	$4.2 million of higher provisions for uncollectible accounts receivable and notes receivable in 2003 versus 2002;

•	Less contribution to operating profit from QSRs that were previously company-operated and are now franchised; and

•	Negative same-store sales at our brands (see system-wide data in Item 6).

      The $28.5 million of impairment charges in 2003 that is associated with our bakery business segment include $28.0 million of fourth-quarter impairment charges: $18.1 million relating to trademarks and trade names; $7.6 million relating to goodwill; $1.8 million relating to property and equipment at QSR sites; and $0.5 million relating to other intangible assets. These fourth quarter charges resulted from an independent valuation of Cinnabon’s operations. Cinnabon’s business was adversely impacted by the economic challenges of 2003. Consumer visits to malls declined in 2003, which adversely impacted Cinnabon’s same-store sales growth throughout the year. Compared to the prior year’s assessment of the estimated value of our Cinnabon business, the 2003 assessment reflects lower expected net unit growth over the next five years as we plan to close under-performing locations and lower expectations with respect to future same-store sales growth for the remaining bakeries. In the 2003 assessment, these revised assumptions resulted in lower cash flow projections and a lower estimated value for the business.

      The $17.2 million of impairment charges in 2003 that is associated with our chicken business segment include $13.6 million of fourth quarter impairment charges: $6.6 million related to the closing of 19 company-operated QSRs; and $7.0 million related to the write-down of assets under contractual agreement. Assets under contractual agreement relate to certain assets of company-operated QSRs; that were sold to franchisees in prior years. Because the risks of ownership in these transactions had not passed to the buyers, we did not remove these assets from our books and records. In the fourth quarter of 2003, we concluded that these assets were other than temporarily impaired and, accordingly, we wrote them down to their estimated fair value. Additionally, during 2003 there were $3.6 million of impairment charges, $2.0 million of which related to a new restaurant concept that was abandoned.

      We believe the following are mitigating factors that will impact our performance for 2004:

•	Shortly after filing this Annual Report on Form 10-K, we expect to issue UFOCs with current financial information and commence the filing of applicable state registrations thereby allowing us to begin the process of selling new domestic franchises. We plan to actively pursue the sale of domestic franchises throughout 2004 and 2005 focusing on greater penetration of existing geographic markets and new geographic markets.

•	Like others in the QSR industry, our brands experienced downward trends in same-store sales during the first half of 2003, due in large part to the prevailing general economic climate in the United States. With the strengthened national economy in the second half of 2003, this performance measure improved throughout the industry and for our brands, though our brands lagged behind industry averages. Period same-store sales turned positive for our brands’ domestic operations in the latter part of 2003.

During 2003 and into 2004, we have refreshed our menus at each of our brands to attract new customers, and we are pursuing new advertising strategies. Together, these initiatives, as well as other operational initiatives, are designed to improve our brands’ same-store sales.

•	We expect to experience additional savings related to our 2003 productivity initiative.

•	While certain accounting costs will continue to be higher than normal in the first and second quarters of 2004 due to the restatement and due to the controls and systems changes that resulted from the restatement, we expect that such costs will lessen in subsequent periods.

•	As noted above, during 2003, we incurred significant impairment charges at our Cinnabon operations. As of the filing date of this Annual Report on Form 10-K, we are not aware of any adverse trends in the operations of any of our brands that might give rise to future impairments of goodwill and other intangible assets or that would materially impact our financial condition or results of operations.

      At the same time, we expect certain costs to rise in 2004. We expect fresh chicken prices to rise as the supply of fast-food sized chickens and the number of fast-food sized chicken suppliers to the QSR industry declines. We also expect to see our franchisee support costs, information technology costs and legal costs rise.

      The past year was, for many reasons, a challenging one. Yet, going into 2004, we believe our base operations are strong and our brand strategies will result in top-line growth in revenues and bottom-line growth in profitability. Our system-wide sales growth rate has declined over the last several years (see Item 6 herein). We believe a critical factor to achieving growth and profitability will be our ability to reverse this trend and improve same-store sales. We will seek to improve system-wide sales through:

•	Strong growth in the number of franchised units, as discussed above;

•	Some modest growth in company-operated units consistent with our model market strategy; and

•	Improved same-store sales.

      During 2003, we engaged in significant consumer-based research. We surveyed our customers regarding our menu offerings, our operations, our facilities, our service and our use of technology. We are working to use this information to improve our operations throughout our brands. We believe our strategic response to this information will strongly influence the direction of same-store sales in future periods, as well as interest among potential franchisees.

Consolidated Results of Operations: 2003, 2002 and 2001

      In addition to the matters referred to in the immediately preceding discussion entitled “Management Overview,” our consolidated statements of operations include the following items and events that affect comparability with other periods:

•	As part of our ongoing effort to grow our business through franchising, during 2001 we began an initiative to strategically sell selected company-operated QSRs to franchisees. While these transactions have no effect on system-wide sales, they reduce sales from company-operated restaurants, as well as related restaurant costs. At the same time, these transactions increase franchise revenues. There were no unit conversions in 2003. By brand, the number of “unit conversions” and the associated gains and losses on such sales for 2002 and 2001 were as follows:

(Dollars in millions)	2002	2001

Unit conversions:

Popeyes	—	27
Church’s	111	70
Cinnabon	63	36

Total unit conversions	174	133

Gains and Losses:
Losses recognized, net	$(3.9)	$(1.3)
Gains deferred	10.3	6.4

In addition, during 2002 and 2001, we recognized approximately $8.0 million and $4.9 million, respectively, in fees associated with these unit conversions.

During 2003, 2002 and 2001, we recognized previously deferred gains of $1.2 million, $0.5 million and $0.2 million, respectively, in income. In our Consolidated Financial Statements, these gains are a component of “impairment charges and other.” During 2003, a dispute relating to a 2002 unit conversion was settled. The settlement was treated as an adjustment to the purchase price, reducing the deferred gain by $1.5 million.

•	During the first quarter of 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, at that time, discontinued our prior practice of amortizing goodwill and other indefinite-lived intangible assets. These assets are now being accounted for by the impairment-only approach. Amortization expense associated with the finite-lived intangible assets of our continuing operations was $0.1 million in 2003, $0.1 million in 2002, and $7.8 million in 2001.

•	During 2001, we accrued expenses relating to the retirement of a former officer. This increased 2001 general and administrative expenses by $2.9 million.

•	Included in interest expense are premiums and discounts associated with the repurchase of all of our senior subordinated notes and the amortization and write-off of debt issuance costs, which aggregate to $10.7 million and $3.2 million in 2002 and 2001, respectively.

      The following table presents selected revenues and expenses as a percentage of total revenues (or, in certain circumstances, as a percentage of a corresponding revenue line item).

	2003	2002	2001

Revenues:
Sales by company-operated restaurants	70%	74%	80%
Franchise revenues	25%	21%	17%
Other revenues	5%	5%	3%

Total revenues(1)	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses(2)	52%	52%	51%
Restaurant food, beverages and packaging(2)	29%	28%	29%
General and administrative expenses	23%	19%	17%
Depreciation and amortization	5%	5%	6%
Impairment charges and other	14%	4%	2%

Total expenses	100%	87%	89%

Operating profit	—	13%	11%
Interest expense, net	1%	4%	4%

(Loss) income before income taxes, discontinued operations and accounting change	(1)%	9%	7%
Income tax expense	—	3%	3%

(Loss) income before discontinued operations and accounting change	(1)%	6%	4%
Loss from discontinued operations, net of income taxes	(1)%	(8)%	(1)%
Loss from the cumulative effect of an accounting change, net of income taxes	—	—	—

Net (loss) income	(2)%	(2)%	3%

(1)	The changing mix of revenues between sales by company-operated restaurants and franchise revenues is a function of our ongoing efforts to grow the franchising side of our business, including the sale of company-operated QSRs to new or existing franchisees.

(2)	Expressed as a percentage of sales by company-operated restaurants.

Comparisons of Fiscal Years 2003 and 2002

Sales by Company-Operated Restaurants

				As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Chicken	$292.3	$339.0	$(46.7)	(13.8)%
Bakery	31.1	46.9	(15.8)	(33.7)
Total	$323.4	$385.9	$(62.5)	(16.2)%

      Chicken. Of the $46.7 million decrease in sales by company-operated restaurants, approximately $45.3 million of it was due to the conversion of 111 company-operated Church’s restaurants throughout 2002. Approximately $3.5 million of the decrease was attributable to a net decrease in same-store sales for 2003 compared to 2002 (a 0.8% decline in same-store sales at Church’s company-operated restaurants and a 2.4% decline in same-store sales at Popeyes company-operated restaurants). The remaining fluctuation was due to various influences including the actual number and timing of restaurant openings and closings. In 2003, we closed 19 company-operated restaurants and opened one new company-operated restaurant.

      Bakery. Of the $15.8 million decrease in sales by company-operated bakeries, approximately $12.8 million was due to the conversion of 63 company-operated bakeries throughout 2002. Approximately $2.1 million of the decrease was due to a 6.6% decline in same-store sales in 2003 compared to 2002. The remaining fluctuation was due to various influences including the actual number and timing of bakery openings and closings. During 2003, we closed nine company-operated bakeries, and did not open any new company-operated bakeries.

Franchise Revenues

				As a
(Dollars in millions)	2003	2002	Increase	Percent

Chicken	$102.4	$97.9	$4.5	4.6%
Bakery	11.9	11.9	—	—
Total	$114.3	$109.8	$4.5	4.1%

      Within each of our business segments, “franchise revenues” has three basic components: (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new unit openings; and (3) development fees associated with the opening of new franchised units in a given market. Royalty revenues are the largest component of franchise revenues, constituting more than 90% of franchise revenues in our chicken segment and more than 70% of franchise revenues in our bakery segment.

      Chicken. Of the $4.5 million increase in franchise revenues, approximately $6.7 million was due to an increase in royalties resulting from an increase in franchised units, which was partially offset by an approximately $2.2 million decrease in royalties attributable to a decrease in same-store sales for 2003 compared to 2002. As of December 28, 2003, we had 2,965 franchised restaurants open, compared to 2,841 as of December 29, 2002.

      During 2003, the chicken segment had 226 new franchised restaurant openings and 99 permanent restaurant closings or temporary restaurant closings for re-imaging.

      Bakery. Franchise revenues were $11.9 million in both 2003 and 2002. An increase in royalties resulting from new bakery conversions and growth of approximately $0.3 million was offset by a decrease in royalties attributable to declines in same-store sales for 2003 compared to 2002 of approximately $0.3 million. As of December 28, 2003, we had 551 franchised bakeries open, compared to 528 as of December 29, 2002. With respect to Seattle’s Best Coffee franchise operations, which we include in the bakery segment, as of December 28, 2003, we had 138 franchised cafes open, compared to 91 as of December 29, 2002.

      During 2003, the bakery segment had 109 new franchised bakery and cafe openings and 40 permanent or temporary bakery closings for re-imaging.

Other Revenues

			Increase	As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Rental income	$19.8	$17.3	$2.5	14.5%
Conversion related fees	—	8.0	(8.0)	n/a
Wholesale revenues	1.7	3.6	(1.9)	(52.8)
Other	0.1	0.1	—	—
Total	$21.6	$29.0	$(7.4)	(25.5)%

      Substantially all of the $2.5 million increase in rental income was due to a full year of rental income in 2003 associated with unit conversions that occurred during 2002. There were no unit conversions and related fees in 2003, which resulted in the $8.0 million decrease in such fees compared to 2002. The $1.9 million decrease in wholesale revenues was due to our discontinuance of selling cinnamon rolls under a wholesale arrangement in our bakery segment in the early part of 2003.

Restaurant Employee, Occupancy and Other Expenses

      Restaurant employee, occupancy and other expenses were $169.6 million in 2003, a $30.8 million decrease from 2002. This decrease was attributable to the reduction in sales from company-operated restaurants from 2002 to 2003 (which was principally due to the 2002 conversion of company-operated QSRs to franchised QSRs). Restaurant employee, occupancy and other expenses were approximately 52% of sales from company-operated restaurants in both 2003 and 2002.

Restaurant Food, Beverages and Packaging

      Restaurant food, beverages and packaging expenses were $94.9 million in 2003, a $14.2 million decrease from 2002. This decrease was attributable to the reduction in sales from company-operated restaurants from 2002 to 2003. Restaurant food, beverage and packaging expenses were approximately 29% of sales from company-operated restaurants in 2003, compared to approximately 28% in 2002.

General and Administrative Expenses

      General and administrative expenses were $107.3 million in 2003, a $5.7 million increase from 2002. The increase was principally due to $4.2 million of higher provisions for uncollectible accounts and notes receivable, $2.5 million of higher employee severance costs, and $2.3 million relating to consultant fees in 2003 associated with a productivity initiative. These increases were partially offset by $2.5 million less in corporate employee costs due to personnel reductions and $1.0 million less in management bonuses.

      General and administrative expenses were approximately 23% of total revenues in 2003, compared to approximately 19% in 2002. The increase in general and administrative expenses as a percent of sales was due to the previously discussed increases in expenses and a decrease in total revenues.

Depreciation and Amortization

      Depreciation and amortization was $23.0 million in 2003, a $2.3 million decrease from 2002. The decrease was primarily due to reduced property and equipment balances resulting from unit conversions and impairment charges in 2002. Depreciation and amortization as a percentage of total revenues was approximately 5% in both 2003 and 2002.

Impairment Charges and Other

      Impairment charges and other includes (1) impairment charges associated with goodwill balances, other intangible assets and other long-lived assets; (2) professional fees and other related charges incurred during 2003 associated with the restatement and the re-audit of 2001 and 2000 financial information; (3) costs associated with unit closures and refurbishments; (4) gains and losses on the sale of assets; (5) costs associated with an independent investigation commissioned by our Audit Committee and certain shareholder litigation discussed in Item 3; and

(6) wholesale costs associated with bakery wholesale sales. These aggregated to $63.9 million in 2003, a $44.7 million increase from 2002.

      The $44.7 million increase was primarily due to $28.0 million of fourth quarter impairment charges in 2003 associated with our bakery segment that were recognized as part of our annual assessment of impairment; $13.6 million of fourth quarter impairment charges in 2003 associated with our chicken segment; and $14.0 million of costs related to our restatement and re-audits, an independent investigation commissioned by our Audit Committee and legal fees associated with shareholder litigation that were incurred in 2003 as compared to zero in 2002. The increases were offset by $0.8 million of gains on the sale of assets in 2003 as compared to $4.0 million of losses in 2002 and other miscellaneous matters.

Operating Profit

				As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Chicken	$76.6	$103.9	$(27.3)	(26.3)%
Bakery	(31.4)	(12.3)	(19.1)	(155.3)
Corporate	(44.6)	(22.5)	(22.1)	(98.2)
Total	$0.6	$69.1	$(68.5)	(99.1)%

      During 2003, we modified our approach to allocating corporate overhead costs to our business segments. During 2003, information technology costs were allocated to the segments. Our allocations for earlier years were adjusted to be consistent with the 2003 approach.

      On a consolidated basis, operating profit decreased by $68.5 million in 2003 when compared to 2002. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

      The $27.3 million decline in operating profit associated with our chicken segment was due to a decrease in company-operated units from 2002 conversions, declining same-store sales, $11.2 million of higher impairment charges in that segment in 2003 compared with 2002 and $4.2 million of higher provisions for uncollectible accounts and notes receivable in 2003 compared with 2002.

      The $19.1 million decline in operating profit associated with our bakery segment was principally a result of $23.2 million of higher impairment charges in that segment in 2003 compared with 2002.

      The $22.1 million decline in operating profit associated with our corporate operations was principally due to $14.0 million of costs related to our restatement and re-audits, an independent investigation commissioned by our Audit Committee and legal fees associated with shareholder litigation that were incurred in 2003 versus zero in 2002. The remaining difference is principally attributed to higher consulting fees and other professional services in 2003 as well as higher severance costs offset by lower corporate salaries and bonuses in 2003 compared to 2002.

Interest Expense, Net

      Interest expense, net was $7.1 million in 2003, a $15.5 million decrease from 2002. The decrease was principally due to (1) the lack of costs associated with debt extinguishments in 2003 as compared to $9.6 million in 2002 and (2) $5.7 million of lower interest on debt in 2003 as compared to 2002 due to lower debt balances. During 2003, our outstanding indebtedness dropped from $226.6 million at the start of the year, to $130.9 million at the end of the year.

Income Tax Expense

      In 2003, we had an income tax benefit associated with our continuing operations of $0.5 million compared to an expense of $17.5 million in 2002. Our effective tax rate for 2003 was (8.4%) compared to 37.6% for 2002. Our effective tax rate decreased in 2003 compared to 2002 due primarily to the write-off of $7.6 million of non-deductible goodwill.

Loss from Discontinued Operations, Net of Income Taxes

      During 2003, we sold our Seattle Coffee subsidiary. We recognized a $2.1 million loss, including tax, on the disposition.

      During 2003, we recognized a net loss of $0.6 million relating to Seattle Coffee prior to its disposition compared to a net loss of $40.7 million in 2002. During 2002, Seattle Coffee recognized $45.1 million (pre-tax) of goodwill and other impairment charges.

Loss from the Cumulative Effect of an Accounting Change, Net of Income Taxes

      In 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. As a result of obligations under certain leases that are within the scope of SFAS 143, we recorded a cumulative effect adjustment of $0.7 million ($0.4 million after tax).

Comparisons of Fiscal Years 2002 and 2001

Sales by Company-Operated Restaurants

				As a
(Dollars in millions)	2002	2001	(Decrease)	Percent

Chicken	$339.0	$410.9	$(71.9)	(17.5)%
Bakery	46.9	68.4	(21.5)	(31.4)
Total	$385.9	$479.3	$(93.4)	(19.5)%

      Chicken. Of the $71.9 million decrease in sales by company-operated restaurants, approximately $69.9 million was due to a net reduction of 113 company-operated Church’s restaurants during 2002. In 2002, we sold 111 restaurants to franchisees, closed four restaurants, and opened two new restaurants. Approximately $2.4 million of the decrease was attributable to a net decrease in same-store sales for 2002 compared to 2001 (a 1.3% decline in same-store sales at Church’s company-operated restaurants offset by a 1.1% increase in same-store sales at Popeyes company-operated restaurants). The remaining fluctuation was due to various influences including the actual number and timing of restaurant conversions, openings and closings.

      Bakery. Of the $21.5 million decrease in sales by company-operated bakeries, approximately $16.7 million was due to a net reduction of 68 company-operated bakeries during 2002. In 2002, we sold 63 bakeries to franchisees, closed ten bakeries, and opened five new bakeries. Approximately $2.7 million of the decrease was due to a 5.8% decline in retail same-store sales in 2002 compared to 2001. The remaining fluctuation was due to various influences including the actual number and timing of bakery conversions, openings and closings.

Franchise Revenues

				As a
(Dollars in millions)	2002	2001	Increase	Percent

Chicken	$97.9	$90.1	$7.8	8.7%
Bakery	11.9	10.2	1.7	16.7
Total	$109.8	$100.3	$9.5	9.5%

      Within each of our business segments, “franchise revenues” has three basic components: (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new unit openings; and (3) development fees associated with the opening of new units in a given market. Royalty revenues are the largest component of franchise revenues constituting more than 90% of franchise revenues in our chicken segment and more than 70% of franchise revenues in our bakery segment.

      Chicken. Of the $7.8 million increase in franchise revenues, $8.2 million resulted from an increase in royalties due to new unit growth and conversions within our network of franchisees, which was partially offset by $0.4 million decrease in royalties attributable to a decrease in same-store sales for 2002 compared to 2001. The remaining fluctuation was due to the collection of franchise and development fees from new franchised unit openings and the recognition of deferred development fees from the termination of defaulted development agreements.

      During 2002, the chicken segment had 279 new franchised restaurant openings, 111 new franchised restaurants from the sale of company-operated restaurants to franchisees and 193 permanent or temporary restaurant closings for re-imaging. With respect to the restaurant closings, the largest component of closings related to Church’s international franchisees in Taiwan, Indonesia and Venezuela. As of December 29, 2002, we had 2,841 franchised restaurants, compared to 2,644 as of December 30, 2001.

      Bakery. Of the $1.7 million increase in franchise revenues, approximately $1.3 million was due to an increase in royalties resulting from new bakery conversions and growth, which was partially offset by approximately $0.5 million due to a decrease in royalties attributable to declines in same-store sales for 2002 compared to 2001. Approximately $0.8 million of the increase was due to higher franchise fees from new cafe openings in 2002 and the recognition of deferred development fees from the termination of two defaulted development agreements. As of December 29, 2002, we had 528 franchised bakeries open, compared to 392 as of December 30, 2001.

Other Revenues

			Increase	As a
(Dollars in millions)	2002	2001	(Decrease)	Percent

Rental income	$17.2	$12.3	$4.9	39.8%
Conversion related fees	8.0	4.9	3.1	63.3
Wholesale revenues	3.6	—	3.6	n/a
Other	0.2	0.7	(0.5)	(71.4)
Total	$29.0	$17.9	$11.1	62.0%

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

      During 2002, we had wholesale bakery sales of $3.6 million related to the distribution of pre-packaged cinnamon rolls through a major retailer. This was a new business activity for our bakery segment in 2002, which we discontinued in 2003.

Restaurant Employee, Occupancy and Other Expenses

      Restaurant employee, occupancy and other expenses were $200.4 million in 2002, a $42.9 million decrease from 2001. This decrease was attributable to the reduction in the number of company-operated restaurants from 2001 to 2002 (which was principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant employee, occupancy and other expenses were approximately 52% of sales from company-operated restaurants in 2002, compared to approximately 51% in 2001.

Restaurant Food, Beverages and Packaging

      Restaurant food, beverages and packaging expenses were $109.1 million in 2002, a $29.9 million decrease from 2001. This decrease was attributable to the reduction in sales from company-operated restaurants from 2001 to 2002 (which was principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant food, beverage and packaging expenses were approximately 28% of sales from company-operated restaurants in 2002, compared to approximately 29% in 2001.

General and Administrative Expenses

      General and administrative expenses were $101.6 million in 2002, a $2.2 million decrease from 2001. The decrease was due to a reduction in general and administrative expenses within our chicken segment. As the number of company-operated QSRs declined (due to the conversion of company-operated QSRs to franchised QSRs), we decreased our divisional overhead supporting those units. General and administrative expenses were approximately 19% of total revenues in 2002, compared to approximately 17% in 2001.

Depreciation and Amortization

      Depreciation and amortization was $25.3 million in 2002, a $10.5 million decrease from 2001. The decrease was primarily due to the adoption of SFAS 142 in the first quarter of 2002, which eliminated amortization of goodwill and other intangible assets with indefinite useful lives and lower depreciation expense resulting from unit conversions. Depreciation and amortization as a percentage of total revenues was approximately 5% in 2002, compared to 6% in 2001.

Impairment Charges and Other

      Impairment charges and other aggregated to $19.2 million in 2002, a $7.1 million increase from 2001. The increase was principally due to $3.0 million of costs related to our bakery segment’s new wholesale business operations in 2001 compared to no costs in 2000, $2.9 million increase in losses associated with asset sales and $0.9 million increase in impairment charges.

Operating Profit

			Increase	As a
(Dollars in millions)	2002	2001	(Decrease)	Percent

Chicken	$103.9	$84.6	$19.3	22.8%
Bakery	(12.3)	(4.6)	(7.7)	(167.4)
Corporate	(22.5)	(16.5)	(6.0)	(36.4)
Total	$69.1	$63.5	$5.6	8.8%

      On a consolidated basis, operating profit increased by $5.6 million in 2002 when compared to 2001. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

      The $19.3 million increase in operating profit associated with our chicken segment was due to an increase in franchise royalties and other fees associated with growth in the number of franchised units in our chicken segment.

      The $7.7 million decline in operating profit associated with our bakery segment was principally a result of a significant decline in per-bakery operating margins, declining same-store sales and $3.1 million of higher impairment charges in that segment in 2002 compared with 2001.

      The $6.0 million decline in operating profit associated with our corporate operations was principally due to higher professional and accounting fees.

Interest Expense, Net

      Interest expense, net was $22.6 million in 2002, a $2.0 million decrease from 2001. Interest expense, net includes interest expense of $24.2 million and $26.1 million in 2002 and 2001, respectively, net of interest income. Interest expense for 2002 included $6.5 million related to the premium paid to retire all our outstanding Senior Subordinated Notes, $3.1 million in write-offs of associated debt issuance costs and $1.1 million of amortization expense associated with our debt issuance costs. Interest expense for 2001 included $1.1 million related to a premium paid to retire a portion of our Senior Subordinated Notes, $0.5 million in write-offs of associated debt issuance costs and $1.6 million in amortization expense associated with our debt issuance costs. Excluding the impact of these amounts, the decrease in interest expense from 2001 to 2002 was $9.3 million, which was primarily due to lower debt balances and lower interest rates in 2002.

Income Tax Expense

      In 2002, we had income tax expense associated with continuing operations of $17.5 million compared to $16.3 million in 2001. In 2002, our effective tax rate was 37.6% of pre-tax income compared to 41.9% in 2001. Our effective tax rate decreased in 2002 compared to 2001 due primarily to lower, non-deductible, amortization expense in 2002.

Loss from Discontinued Operations, Net of Income Taxes

      During 2002, our loss from discontinued operations was $40.7 million, a $33.7 million greater loss compared with 2001. The increased loss was due to the write-off of $45.1 million (pre-tax) of intangible assets in 2002.

Consolidated Cash Flows

(In millions)	2003	2002	2001

Cash flows provided by operating activities	$46.2	$93.8	$57.4
Cash flows used in investing activities	39.4	(13.6)	(17.5)
Cash flows used in financing activities	(91.4)	(75.7)	(50.0)
Net increase (decrease) in cash	$(5.8)	$4.5	$(10.1)

      Cash flows provided by operating activities. Net cash flows from operating activities were $46.2 million in 2003, a $47.6 million decrease from 2002. The decrease was principally the result of a $27.3 million decrease in deferred tax expense, a $4.9 million increase in net operating assets in 2003 compared to a $2.6 million decrease in 2002, and a $3.9 million use of cash from discontinued operations in 2003 compared to $2.7 million of cash provided by discontinued operations in 2002; offset by a $1.3 million decrease in operating performance from continuing operations before consideration of non-cash charges for accounting changes, depreciation and amortization, asset write-downs, provisions for bad debts and non-cash interest.

      Net cash flows from operating activities were $93.8 million in 2002, a $36.4 million increase from 2001. The increase was principally the result of a $14.5 million increase in deferred income tax expense, and a $2.6 million decrease in net operating assets in 2002 compared to a $9.7 million increase in 2001, and a $2.7 million of cash provided by discontinued operations in 2002 compared to $4.1 million of cash used in discontinued operations in 2001.

      Cash flows used in investing activities. Net cash flows provided by investing activities were $39.4 million in 2003, a $53.0 million increase from 2002. The increase was principally due to net proceeds of $62.1 million related to the sale of Seattle Coffee in 2003 and $24.1 million less in capital expenditures in 2003 compared to 2002; offset by $33.6 million less in sales proceeds from the disposition of property and equipment. In 2003, capital expenditures were $25.6 million compared to $49.7 million in 2002.

      Net cash flows used in investing activities were $13.6 million in 2002, a $3.9 million decrease from 2001. The decrease was principally the result of reduced capital expenditures offset by lower proceeds from dispositions of property and equipment. In 2002, capital expenditures were $49.7 million compared to $58.0 million in 2001. Proceeds from disposition of property and equipment were $35.4 million in 2002 compared to $39.9 million in 2001.

      Cash flows used in financing activities. Net cash used in financing activities was $91.4 million in 2003. During 2003, we used $93.6 million of cash to pay down indebtedness under our 2002 Credit Facility. The remaining $2.2 million of net cash proceeds from financing activities includes proceeds from the issuance of stock options and various other offsetting items.

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

      Based upon our current level of operations, anticipated growth, and assuming compliance with our 2002 Credit Facility, we believe that available cash provided from operating activities, proceeds from the sale of our Seattle Coffee subsidiary, and available borrowings under our lines of credit ($21.9 million available as of December 28, 2003) will be adequate to meet our anticipated future requirements for working capital, including various contractual obligations discussed below, and for capital expenditures throughout 2003 and 2004.

      In Item 3 of this Annual Report on Form 10-K, we describe several legal proceedings in which we are involved that relate to our announcements that we would restate our financial statements. The lawsuits against AFC described therein present material and significant risk to us. Although we believe that we have meritorious defenses to the claims of liability or for damages in these actions, we are unable at this time to predict the outcome of these actions or reasonably estimate a range of damages. The amount of a settlement of or judgment on one or more of these claims or other potential claims relating to the same events could substantially exceed the limits of our D&O insurance. The ultimate resolution of these matters could have a material adverse impact on our financial results, financial condition or liquidity.

      During 2003 and 2004, we obtained amendments to our 2002 Credit Facility extending the periods in which we may file our 2002 and 2003 audited financial statements, our 2003 quarterly financial statements and to adjust certain financial ratios for 2003. Without the amendments, we would have been in default of the 2002 Credit Facility and the entire amount of the debt would have been subject to acceleration by the facility’s lenders. If we are not able to continue to provide timely financial information to the lenders as required under the 2002 Credit Facility, there can be no assurance that such lenders will provide future relief through waivers or additional amendments. If we default on the terms and conditions of the 2002 Credit Facility and the debt is accelerated by the facility’s lenders, such developments will have a material adverse impact on our financial condition and our liquidity.

Acquisitions and Dispositions

      Sale of Seattle Coffee Company. On July 14, 2003, we sold our Seattle Coffee subsidiary to Starbucks for $72.0 million. Net proceeds of the sale, after transaction costs and other adjustments, were approximately $62.1 million. In this transaction, we sold substantially all of the continental U.S. and Canadian operations of Seattle Coffee and its wholesale coffee business. Following this transaction, we continue to franchise the Seattle’s Best Coffee brand in retail locations in Hawaii, in certain international markets and on certain U.S. military bases.

      Pursuant to the terms of our 2002 Credit Facility, we were required to use the net proceeds from the sale of Seattle Coffee to pay down indebtedness under the facility. On July 17, 2003, we paid down $31.3 million of indebtedness under the facility using proceeds from the sale. On October 31, 2003, we paid down another $29.2 million of indebtedness with sales proceeds. An additional payment, estimated at $1.6 million, may be required. This additional payment is included in the schedule of contractual obligations (below) as a 2004 payment.

Contractual Obligations

      The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 28, 2003:

						There-
(In millions)	2004	2005	2006	2007	2008	after	Total

Leases(1)	$24.3	$21.3	$18.2	$16.0	$13.5	$48.2	$141.5
Long-term debt(2)	12.0	9.5	14.8	40.4	13.5	39.2	129.4
Copeland formula agreement(3)	3.1	3.1	3.1	3.1	3.1	61.5	77.0
Information technology outsourcing — IBM(3)	5.4	5.0	4.8	4.5	4.3	5.3	29.3
Accounting and tax outsourcing — D&T(3)	4.1	4.3	4.5	4.7	4.8	5.1	27.5
Information technology outsourcing — D&T(3)	5.6	3.9	4.0	4.1	4.2	4.4	26.2
King Features agreements(3)	0.9	0.9	0.9	0.9	0.9	1.4	5.9
Post-employment payments to a former officer	0.4	0.4	0.4	0.3	0.3	1.0	2.8
Purchase commitments(3)	9.4	8.9	2.8	—	—	—	21.1
	$65.2	$57.3	$53.5	$74.0	$44.6	$166.1	$460.7

(1)	Of the $141.5 of minimum lease payments, $138.9 million relate to operating leases and the remaining $2.6 million relate to capital leases. See Note 11 to the Consolidated Financial Statements.

(2)	See the discussion below and in Note 10 to our Consolidated Financial Statements for more information concerning our long-term borrowings.

(3)	For information concerning the Copeland formula agreement, the accounting and tax outsourcing agreement, the information technology outsourcing agreements, the King Features agreements, and our purchase commitments, see Note 13 to our Consolidated Financial Statements.

Long Term Debt

      2002 Credit Facility. On May 23, 2002, we entered into a new bank credit facility (the “2002 Credit Facility”) with JP Morgan Chase Bank, Credit Suisse First Boston and certain other lenders, which consisted of a $75.0 million, five-year revolving credit facility, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan. Under the terms of the 2002 Credit Facility, we may also obtain letters of credit.

      The revolving credit facility is due in full without installments on May 23, 2007. The outstanding balances of the Tranche A term loan and the Tranche B term loan are due in installments through May 23, 2007 and May 23, 2009, respectively.

      The Tranche A term loan, the Tranche B term loan and the revolving credit facility bear interest at LIBOR plus an applicable margin based on certain financial leverage ratios and our credit rating. The margins may fluctuate because of changes in these ratios or ratings. As of December 29, 2002, the margins were 2.00% for the revolving credit facility and the Tranche A term loan and 2.25% for the Tranche B term loan. On July 14, 2003, the start of our third quarter of 2003, these margins changed to 2.25% for the revolving credit facility and the Tranche A term loan and 2.50% for the Tranche B term loan due to an amendment to the 2002 Credit Facility. On August 22, 2003, these margins changed to 2.75% for the revolving credit facility and the Tranche A term loan and 3.00% for the Tranche B term loan due to an amendment to the 2002 Credit Facility. We also pay a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the revolving credit facility.

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

      The 2002 Credit Facility contains certain financial and other covenants, including covenants requiring us to maintain various financial ratios, limiting our ability to incur additional indebtedness, restricting the amount of capital expenditures that we may incur, restricting our payment of cash dividends and limiting the amount of debt which we can loan to our franchisees or guarantee on their behalf. This facility also has customary restrictions on our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. This facility is secured by a first priority security interest in substantially all of our assets.

      Pursuant to the terms of our 2002 Credit Facility, we were required to use the proceeds from the sale of Seattle Coffee to pay down indebtedness under the facility. On July 17, 2003, we paid down $31.3 million of indebtedness. On October 31, 2003, we paid down another $29.2 million of indebtedness. An additional payment, estimated at $1.6 million, may be required.

      On March 31, 2003, May 30, 2003, July 14, 2003, August 22, 2003, October 30, 2003 and March 26, 2004 we amended our 2002 Credit Facility. The effect of these amendments was to:

•	Extend, for purposes of the facility, the deadline for providing our 2002 annual report to our lenders to December 15, 2003 (this requirement was satisfied as of that date).

•	Extend, for purposes of the facility, the deadline for providing our quarterly financial information to our lenders for the first, second and third quarters of 2003 to February 28, 2004 (this requirement was satisfied as of that date).

•	Raise the interest rate on outstanding indebtedness under the 2002 Credit Facility (as indicated above) until such time as we satisfy our 2002 annual reporting requirement, our 2003 quarterly reporting requirements and attain a bank credit rating of Ba3 and BB-, or better, by each of Moody’s and Standard & Poor’s, respectively.

•	Temporarily reduce our revolving line of credit from $75.0 million to $65.0 million until we deliver all of the required quarterly financial information and demonstrate a total leverage ratio of not greater than two to one for 2003, at which time the revolving line of credit limit will return to the original commitment amount of $75.0 million.

•	Approve the Seattle Coffee divestiture.

•	Deposit $2.8 million in a collateral account. This occurred on October 31, 2003.

•	Adjust the computation of certain loan covenant ratios in 2003 to exclude from the computations certain costs of a productivity initiative performed in the first quarter of 2003, subject to certain monetary limits, and the various costs associated with the restatement of our previously issued financial statements.

•	Extend, for purposes of the facility, the deadline for providing our 2003 annual audited financial statements to our lenders to April 12, 2004.

      In connection with the 2003 amendments, we paid fees of approximately $2.4 million.

      As of December 28, 2003, there were $33.7 million in outstanding borrowings under our revolving credit facility, and $9.4 million in outstanding letters of credit, leaving amounts available for short-term borrowings and additional letters of credit of $21.9 million.

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

Share Repurchase Program

      On July 22, 2002, our board of directors approved a share repurchase program of up to $50 million. On October 7, 2002, our board of directors approved an increase to this program from $50 million to $100 million. The program, which is open-ended, allows us to repurchase our shares from time to time. As of December 28, 2003, we had repurchased 3,692,963 shares of our stock for approximately $77.9 million under this program. We funded these purchases using proceeds from our bank credit facilities and cash flow from operations. From December 30, 2002 through the date of this Annual Report on Form 10-K, there were no additional purchases.

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

      During 2003, we invested $25.6 million in various capital projects, including $6.3 million in new and relocated restaurant, bakery and cafe locations, $2.3 million in our re-imaging program, $0.7 million in our Seattle Coffee wholesale operations, $5.5 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $10.2 million for information technology systems, and $0.6 million to complete other projects.

      During 2002, we invested $49.7 million in various capital projects, including $7.7 million in new and relocated restaurant, bakery and cafe locations, $16.9 million in our re-imaging program, $3.8 million in our Seattle Coffee wholesale operations, $12.9 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $7.5 million for information technology systems, and $0.9 million to complete other projects.

      During 2001, we invested $58.0 million in various capital projects, including $12.3 million in new and relocated restaurant, bakery and cafe locations, $21.1 million in our re-imaging program, $2.9 million in our Seattle Coffee wholesale operations, $10.9 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $1.4 million for information technology systems, and $9.4 million to complete other projects.

      Substantially all of our capital expenditures have been financed using cash provided from operating activities, proceeds from the sale of our company-operated units to franchisees and borrowings under our bank credit facilities.

      Capital expenditures over the next three years are expected to range from $30.0 to $35.0 million per year. In 2004, these expenditures will include investments in information technology and new accounting systems.

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

Seasonality

      Our Cinnabon bakeries have traditionally experienced the strongest operating results during the holiday shopping season between Thanksgiving Day and New Year’s Day. Any factors that cause reduced traffic at our Cinnabon bakeries during this period would impair their ability to achieve normal operating results.

Tax Matters

      We are continuously involved in U.S., state and local tax audits for income, franchise, property and sales and use taxes. In general, the statute of limitations remains open with respect to tax returns that were filed for each fiscal year after 1998. However, upon notice of a pending tax audit, we often agree to extend the statute of limitations to allow for complete and accurate tax audits to be performed. Currently, the IRS is auditing our U.S. tax returns for years 1999, 2000, and 2001. The state of Texas, our largest state of operations, recently completed an audit for tax years 1996 through 2000 with no material additional amount of tax due. Presently, we do not believe that we have any tax matters that could have a material adverse effect on our financial position or results of operations.

      In connection with our Cinnabon acquisition, we acquired U.S. net operating loss carryforwards of $13.4 million and tax credit carryforwards of $1.8 million. In addition, we acquired numerous state net operating loss carryforwards in the states where Cinnabon had operations prior to our acquisition. The utilization of these U.S. and state tax carryforwards is restricted under the Internal Revenue Code and the various state laws. Consequently, the deferred tax asset related to these items has been fully offset on our balance sheet with a valuation allowance of

$6.5 million. Accordingly, the balance sheet does not reflect a net deferred tax asset for these net operating loss and tax carryforwards.

      Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 28, 2003 would be allocated to goodwill and other non-current intangible assets.

Market Risk

      We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

      Chicken Market Risk. Fresh chicken is the principal raw material for our Popeyes and Church’s operations. It constitutes approximately half of their combined “restaurant food, beverages and packaging” costs. These costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability, and greater international demand for domestic chicken products.

      In order to ensure favorable pricing for fresh chicken purchases and maintain an adequate supply of fresh chicken for AFC and its franchisees, SMS (a not-for-profit purchasing cooperative formed by AFC and its franchisees) has entered into chicken pricing contracts with chicken suppliers. These contracts establish pricing arrangements, but do not establish any firm purchase commitments on the part of AFC or its franchisees.

      Due to diminishing availability of fast-food sized chickens and other market forces we expect our chicken costs to rise during 2004. Presently, we are in discussions with our suppliers to seek to minimize the effect of these rising chicken costs.

      Foreign Currency Exchange Rate Risk. We are exposed to currency risk from the potential changes in foreign currency rates that directly impact our revenues and cash flows from our international franchise operations. In 2003, franchise revenues from these operations represented approximately 15.6% of our total franchise revenues. For each of 2003, 2002 and 2001, foreign-sourced revenues represented 3.9%, 3.5% and 2.9% of total revenues, respectively. As of December 28, 2003, approximately $3.1 million of our accounts receivable were denominated in foreign currencies.

      Due to our international operations, we are exposed to risks from changes in international economic conditions and changes in foreign currency rates. On a limited basis, we have entered into foreign currency agreements with respect to the Korean Won to reduce our foreign currency risks associated with royalty streams from franchised operations in Korea. Net losses incurred during 2003, 2002 and 2001 related to these agreements were not significant to our financial position nor our results of operations.

      Interest Rate Risk. Our net exposure to interest rate risk consists of our borrowings under our 2002 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of December 28, 2003, the balances outstanding under our 2002 Credit Facility totaled $129.3 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2002 Credit Facility would be approximately $1.3 million.

Critical Accounting Policies

      Our significant accounting policies are presented in Note 2 to the Consolidated Financial Statements. We believe that of our significant policies, the following involve a higher degree of risk, judgment and/or complexity. These policies involve estimations of the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations or financial condition. Changes in the estimates and judgments could significantly affect our results of operations, financial condition and cash flows in future years. A description of what we consider to be our most significant critical accounting policies follows.

      Impairment of Long-Lived Assets. We evaluate property and equipment for impairment on an annual basis (during the fourth quarter of each year) or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated QSRs, we perform an annual impairment evaluation on a site-by-site basis. We evaluate QSRs using a “two-year history of operating losses” as our primary indicator of potential impairment. Based on the best information available, we write-down an impaired QSR to its estimated fair market value, which becomes its new cost basis. We generally measure the estimated fair market value by discounting estimated future cash flows. In addition, when we decide to close a QSR, it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

      Impairment of Goodwill. We evaluate goodwill and other indefinite-lived assets for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. In accordance with the requirements of SFAS 142, we assign goodwill to our reporting units for purposes of our impairment evaluation. Our reporting units are our business segments.

      Our impairment evaluation consists of a comparison of each reporting unit’s fair value with its carrying value. The fair value of a reporting unit is the estimated amount for which the unit as a whole could be sold in a current transaction between willing parties. We estimate the fair value of our reporting units using a discounted cash flow model or market price, if available. The operating assumptions used in the discounted cash flow model are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.

      Impairment of Assets Under Contractual Agreements. We record impairment charges related to our investments in “assets under contractual agreements” whenever events or circumstances indicate that a decrease in the value of an investment has occurred that is other than temporary. In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses. Our impairment measurement test for an investment in an unconsolidated affiliate is similar to that for our QSRs except that we use discounted cash flows after interest and taxes instead of discounted cash flows before interest and taxes as used for our restaurants.

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

      Allowances for Accounts and Notes Receivables and Contingent Liabilities. We reserve a franchisee’s receivable balance based upon pre-defined aging criteria adjusted for specific facts and circumstances that indicate that we may not collect the balance due. See Note 2 to the Consolidated Financial Statements for information concerning activity in our allowance accounts.

      As a result of closed QSR sites and unit conversions, we remain liable for certain lease obligations, assignments and guarantees. We record a liability for our exposure under these circumstances when such exposure is probable and estimable. At December 28, 2003, we have recorded a liability for our exposure, which we consider to be probable and estimable.

      With respect to litigation matters, we similarly reserve for such contingencies when we are able to assess that an expected loss is both probable and reasonably estimable.

      Income Tax Valuation Allowances and Tax Reserves. At December 28, 2003, we have recorded a valuation allowance of $6.5 million primarily to reduce our net operating loss and tax credit carryforwards of $13.4 million (tax benefit of $5.1 million) and $1.8 million, respectively, to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in many state and foreign jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income in these state and foreign jurisdictions and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

      As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events that may impact our ultimate payment for such exposures. Currently, the IRS is auditing our U.S. tax returns for years 1999, 2000 and 2001. Presently, we do not believe that we have any tax matters that could have a material adverse effect on our financial position, results of operations or liquidity.

Accounting Standards Adopted in 2003

      During 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. See Note 2 to the Consolidated Financial Statements for a discussion of the impact of adopting this accounting standard.

      During 2003, we also adopted:

•	SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities;

•	FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees;

•	SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 12; and

•	SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

      Adoption of these accounting standards did materially impact our results of operations or our financial condition.

Accounting Standards That We Have Not Yet Adopted

      For a discussion of recently issued accounting standards that we have not yet adopted, see Note 3 to the Consolidated Financial Statements. That note is hereby incorporated by reference into this Item 7.

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

      Due to our restatement of our financial statements and related litigation, new or existing franchisees, vendors, suppliers or others may have concerns that we will become unreliable in operating our business or that our brand image will be harmed. As a result, we may experience a decrease in the number of new franchisees or reluctance on the part of existing franchisees to renew their agreements with us. In addition, we may experience a loss of other important business relationships. If our franchisees, vendors, suppliers or others lose confidence in our ability to operate our business or the reputation of our brands, our business may be materially harmed.

Because our operating results are closely tied to the success of our franchisees, the failure of one or more of these franchisees could adversely affect our operating results.

      Our operating results are increasingly dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants and bakeries. How well our franchisees operate their units is outside of our direct control. Any failure of these franchisees to operate their franchises successfully could adversely affect our operating results. From the beginning of 1996 to December 28, 2003, the number of our franchised units increased from 1,477 to 3,654. We currently have over 575 franchisees. In addition, one of our domestic franchisees currently operates over 150 Popeyes restaurants, another domestic franchisee currently operates approximately 100 Church’s restaurants, and a third domestic franchisee currently operates over 100 Cinnabon bakeries. In addition, each of our international franchisees is generally responsible for the development of significantly more restaurants, bakeries or cafes than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully.

If our senior management left us, our operating results could be adversely affected, and we may not be able to attract and retain additional qualified management personnel.

      We are dependent on the experience and industry knowledge of Frank J. Belatti, our Chairman of the Board, Chief Executive Officer, Dick R. Holbrook, our President and Chief Operating Officer, and other members of our senior management team. If, for any reason, our senior executives do not continue to be active in management or if we are unable to retain qualified new members of senior management, our operating results could be adversely affected. We cannot assure you that we will be able to attract and retain additional qualified senior executives as needed. Specifically, the restatement of our financial statements and the pending securities litigation may adversely affect our ability to attract and retain qualified senior management. We have employment agreements with each of Messrs. Belatti and Holbrook; however, these agreements do not ensure their continued employment with us.

The number of new units to be opened by franchisees has been adversely affected by our delay in releasing audited financial statements for 2002 and for 2003.

      Under federal regulations and certain state franchising laws in the United States, we must provide a franchise offering circular to prospective franchisees at the earlier of the first personal meeting with a prospective franchisee or ten business days before the franchisee signs a franchise agreement or pays us any money. This offering circular must include current financial information. Because of our delay in releasing audited financial statements for 2002 and 2003, we have not had an offering circular with current financial information and, with certain exceptions, we have been unable to sell or offer to sell franchises to prospective franchisees in the United States since the expiration of our prior year’s franchise offering circular. This delay will result in the number of new units to be opened by domestic franchisees during 2004 being below the number we had previously anticipated and may adversely affect the number of new units to be opened by franchisees in 2005 and future years.

If we are unable to relist our common stock with the Nasdaq National Market or another major securities market or exchange, the trading price of our common stock may decline substantially and shareholders will experience a significant decrease in the liquidity of our common stock.

      Our common stock was delisted from the Nasdaq National Market as of the opening of business on Monday, August 18, 2003, due to the failure to have filed our 2002 Annual Report on Form 10-K or our quarterly report for the first quarter of 2003 by that date. We were unable to make these filings on a timely basis due to the extended time needed to complete the audit work on our 2002, 2001 and 2000 financial statements and the associated restatement. On that date our common stock began trading on the National Quotation Bureau (commonly known as the “Pink Sheets”). Because we are not current in our periodic SEC reporting requirements, we are presently ineligible to trade on the OTC Bulletin Board. There can be no assurance that we will be able to relist our common stock on the Nasdaq National Market or any other major securities market or exchange. If we are unable to relist our common stock, the trading price of our common stock may decline substantially. In addition, securities that trade on the Pink Sheets, including our common stock, may also be subject to higher transaction costs for trades and have reduced liquidity compared to securities that trade on the Nasdaq National Market and other organized markets and exchanges.

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

The successful implementation of new computer information systems is essential to our ability to accurately report our financial results on a timely basis.

      A significant element of our plan to address certain issues identified in the evaluation of our controls and procedures is our deployment of a new financial reporting system, a new QSR reporting sub-system and a new payroll system administered by a third-party service provider. If we do not successfully configure and implement the new systems, if the systems fail to operate to specifications, or if we fail to adequately train our staff to use the new systems to augment our controls, the timeliness, accuracy and cost effectiveness of our periodic financial reporting could be adversely affected.

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

      During 2003 and 2004, we obtained amendments to our 2002 Credit Facility extending the periods in which we may file our 2002 and 2003 audited financial statements, our 2003 quarterly financial statements and to adjust certain financial ratios for 2003. Without the amendments, we would have been in default of the 2002 Credit Facility and the entire amount of the debt would have been subject to acceleration by the facility’s lenders. If we are not able to continue to provide timely financial information to the lenders as required under the 2002 Credit Facility, there can be no assurance that such lenders will provide future relief through waivers or additional amendments. If we default on the terms and conditions of the 2002 Credit Facility and the debt is accelerated by the facility’s lenders, such developments will have a material adverse impact on our financial condition and our liquidity.

If we are unable to franchise a sufficient number of QSRs, our growth strategy could be at risk.

      As of December 28, 2003, we franchised 2,702 Popeyes, Church’s, Cinnabon and Seattle Coffee units domestically and 952 units in Puerto Rico and 36 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised QSRs, both through sales of new franchises and sales of existing company-operated units to new and existing franchisees. If we are unable to franchise a sufficient number of QSRs, our growth strategy could be significantly impaired.

      Our ability to successfully franchise additional QSRs will depend on various factors, including the availability of suitable sites, the negotiation of acceptable leases or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees, our ability to manage this anticipated expansion, and general economic and business conditions. Many of the foregoing factors are beyond the control of our franchisees. Further, there can be no assurance that our franchisees will successfully develop or operate their units in a manner consistent with our concepts and standards, or will have the business abilities or access to financial resources necessary to open the units required by their agreements. Historically, there have been many instances in which Church’s, Popeyes and Cinnabon franchisees have not fulfilled their obligations under their development agreements to open new units.

If the cost of chicken increases, our cost of sales will increase and our operating results could be adversely affected.

      The principal raw material for our Popeyes and Church’s operations is fresh chicken. It constitutes approximately half of their “restaurant food, beverages and packaging” costs. Any material increase in the costs of these food products could adversely affect our operating results. Our company-operated and franchised restaurants purchase fresh chicken from approximately 11 suppliers who service us from 34 plant locations. These costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability. In particular, due to diminishing availability of fast-food sized chicken and other market trends, we expect our chicken costs to rise during 2004. Because our purchasing agreements for fresh chicken allow the prices that we pay for chicken to fluctuate, a rise in the prices of chicken products could expose us to cost increases. If we fail to anticipate and react to increasing food costs by adjusting our purchasing practices or increasing our sales prices, our cost of sales may increase and our operating results could be adversely affected.

If we face labor shortages or increased labor costs, our growth and operating results could be adversely affected.

      Labor is a primary component in the cost of operating our QSRs. As of December 28, 2003, we employed 7,376 hourly-paid employees in our company-operated units. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of qualified employees, including QSR managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas. Although we have not yet experienced any significant problems in recruiting or retaining employees for our company-operated units, any future inability to recruit and retain sufficient individuals may delay the planned openings of new units. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.

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

      Our quarterly operating results and same-store sales have fluctuated significantly in the past and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. If our quarterly results or same-store sales fluctuate or fall below the expectations of securities analysts and investors, the market price of our common stock could decline. Our business is subject to seasonal fluctuations, which may cause our operating results to vary significantly depending upon the region of the U.S. in which a particular unit is located, as well as the time of year and the weather. For example, inclement weather may reduce the volume of consumer traffic at QSRs, and may impair the ability of our system-wide units to achieve normal operating results for short periods of time. In particular, our Cinnabon bakeries have traditionally experienced the strongest operating results during the holiday shopping season between Thanksgiving Day and New Year’s Day. Consequently, any factors that cause reduced traffic at our Cinnabon bakeries during this period would have a greater effect because of this seasonality.

      Factors that may cause our quarterly results and same-store sales to fluctuate include the following:

•	the disposition of company-operated restaurants;

•	the opening of new restaurants, bakeries and cafes by us or our franchisees;

•	increases in labor costs;

•	increases in the cost of food products;

•	the ability of our franchisees to meet their future commitments under development agreements;

•	consumer concerns about food quality;

•	the level of competition from existing or new competitors in the QSR industry; and

•	economic conditions generally, and in each of the markets in which we, or our franchisees, are located.

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

      If we fail to comply with existing or future regulations, we may be subject to governmental or judicial fines or sanctions, or we could suffer business interruption or loss. In addition, our capital expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

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

      We, and our franchisees, are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, declining number of distributors, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.

Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.

      As of December 28, 2003, we had 952 franchised restaurants, bakeries and cafes in Puerto Rico and 36 foreign countries, including a significant number of franchised restaurants in Asia. Such operations are transacted in the respective local currency. The amount owed us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries.

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

      Approximately 150 of our currently or formerly owned and leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination, as well as any other environmental conditions at our properties that are unrelated to underground storage tanks. If we are found liable for the costs of remediation of contamination at any of these properties, our operating expenses would likely increase and our operating results would be materially adversely affected. We have obtained insurance coverage that we believe will be adequate to cover any potential environmental remediation liabilities. However, there can be no assurance that the actual costs of any potential remediation liabilities will not materially exceed the amount of our policy limits.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information about market risk can be found in Item 7 of this report under the caption “Market Risk” and is hereby incorporated by reference into this Item 7A.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our Consolidated Financial Statements can be found beginning on Page F-1 of this Annual Report on Form 10-K and the relevant portions of those statements and the accompanying notes are hereby incorporated by reference into this Item 8.

      These statements do not include selected quarterly financial data specified by Item 302(a) of Regulation S-K required to be included in this Annual Report on Form 10-K. We intend to provide this information by an amendment to this Annual Report on Form 10-K as soon as such information is available.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

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

      Our evaluation of AFC’s disclosure controls and procedures. We evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of the end of fiscal year 2003, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. This evaluation included a review of certain deficiencies in internal controls noted during the audit of our 2002 financial statements (and the re-audit of our 2001 and 2000 financial statements). In connection with those audits, our independent auditors, KPMG LLP (“KPMG”), assessed our internal controls and those of our subsidiaries and advised our Audit Committee that certain identified deficiencies constituted material control weaknesses (as defined by standards established by the American Institute of Certified Public Accountants). In their communications with our Audit Committee, KPMG stated that the more significant deficiencies were:

•	inadequate and untimely resolution of balance sheet account reconciliation discrepancies,

•	absence of appropriate reviews and approvals of transactions and accounting,

•	inadequate procedures for appropriately assessing and applying accounting principles, and

•	failure of identified controls in preventing or detecting misstatements of accounting information.

      Additionally, during 2003, independent legal counsel to our Audit Committee and a forensic accounting firm performed an independent investigation into several accounting issues that arose in connection with the restatement. That investigation concluded that there was no evidence that our management intentionally used improper accounting practices to manipulate earnings and that there was no evidence of any fraud or intentional misconduct on the part of AFC, our officers or our employees. The Audit Committee, however, also concluded that our accounting, financial reporting and internal control functions needed significant improvement, including our system of documenting transactions. The Audit Committee further concluded that our internal technical accounting expertise was weak, and that enhanced training, staffing and discipline in the accounting and internal audit areas were needed.

      Actions taken in response to our evaluation. As a result of the findings described above, during 2003 we began implementing the following actions to address the issues we identified in our evaluation of controls and procedures:

•	We sought to thoroughly understand the nature of the issues through discussions with KPMG and the independent counsel and forensic accountants engaged by our Audit Committee.

•	Our Audit Committee has exercised increased oversight over management’s assessment of internal controls and response to control weaknesses identified in the above assessments.

•	We hired outside consultants to assist our internal audit group in documenting our accounting and business processes and identifying areas that require control or process improvement.

•	We are establishing new internal control processes based on discussions with the Audit Committee’s independent counsel and forensic accountants, KPMG and other consultants we have engaged to help us in this regard and our own management team seeking to remedy the problems identified.

•	We initiated a search for a new chief financial officer.

•	We employed a new Vice President, Finance who has an extensive public accounting background, as a former audit partner of a Big-Four accounting firm, and broad SEC reporting experience.

•	We hired a Director of Internal Control whose primary responsibilities are to oversee the establishment of formalized policies and procedures throughout our organization and to document and assess our system of internal controls.

•	We established processes whereby the chief financial officers at each of our brands have responsibility for the accuracy of their brand’s financial statements and other accounting information associated with their brand’s operation.

•	We hired controllers for each of our brands who are responsible for the daily maintenance of each respective brand’s accounting system (such tasks were previously performed through a centralized corporate function).

•	We instituted more rigorous procedures for quarter-end analysis of balance sheet and income statement accounts, quarter-end reconciliations of subsidiary ledgers, and the correction of reconciling items in a timely manner. We are also enhancing our accounting documentation policies.

•	We began upgrading our IT systems throughout our organization including in-store systems, our general ledger packages, our fixed assets, accounts receivable, accounts payable, and payroll systems, and our corporate reporting packages. We are redesigning our internal reporting packages and standardizing our internal reporting tools, all with the purpose of improving the quality and flow of financial information within our organization.

•	We began instituting new procedures around our quarterly reporting processes whereby significant accounting issues are discussed and documented, reviewed with our external auditors and our Audit Committee, formally approved by our management, and given timely effect in our books and records.

•	We formed a Disclosure Committee and adopted a Disclosure Committee Manual to assist our CEO and CFO in certifying our public filings, and complying with all SEC rules and regulations.

•	We broadened the scope of our internal audit function and changed its reporting responsibility. It now reports directly to the Audit Committee and CEO.

•	We established a whistle-blower policy to accommodate confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters as required by Section 307 of the Sarbanes-Oxley Act of 2002.

      Many of these changes in our controls and procedures occurred during the fourth quarter of 2003 and have, or will, materially strengthen our controls and procedures. Since the end of fiscal 2003, we have hired a new CFO and we have continued implementing the improvements described above, which we believe will continue to strengthen our controls and procedures.

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

      Based in part upon these changes, our CEO and CFO, believe that as of the filing date of this Annual Report on Form 10-K, our disclosure controls and procedures are reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

PART III.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10, we refer you to our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders under the headings “Election of Directors and Director Biographies,” “Board of Directors Information” and “General — Compliance with Section 16(a) Beneficial Ownership Reporting Requirements.” Biographical information on our executive officers is contained in Item 4A of this Annual Report on Form 10-K.

      We have adopted an Honor Code that applies to our directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Honor Code is available on our website at www.afce.com. Copies will be furnished upon request. You may mail your requests to the following address: Attn: Office of General Counsel, Six Concourse Parkway, Suite 1700, Atlanta GA, 30328-5352. If we make any amendments to the Honor Code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from the Honor Code, we will disclose the nature of the amendment or waiver, its effective date and to who it applies on our website or in a report on Form 8-K filed with the SEC.

Item 11.	EXECUTIVE COMPENSATION

      For information regarding executive compensation required by this Item 11, we refer you to our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Board of Directors Information,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Year End Option Value Table,” “Employment Agreements,” and “General — Compensation Committee Interlocks and Insider Participation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      For information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12, we refer you to our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Stock Ownership.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For information regarding certain relationships and related transactions required by this Item 13, we refer you to our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Insider Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Auditors

      Audit Fees. Aggregate fees and expenses for our 2003 annual audit and quarterly reviews were approximately $2,200,000. Aggregate fees and expenses for our 2002 annual audit, re-audits of 2001 and 2000, the review of financial statements filed on Forms 10-Q in 2002, and assistance with a registration statement were approximately $8,652,000.

      Audit-Related Fees. KPMG did not perform any audit-related services for us in 2003 or 2002.

      Tax Fees. Aggregate fees and expenses for tax services were approximately $603,000 and $324,000 for 2003 and 2002, respectively. These fees were principally related to tax compliance and tax advice on depreciation, escheat compliance and state tax consulting matters.

      All Other Fees. None.

      Pursuant to its revised charter, our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules.

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

      We furnished a Current Report on Form 8-K on November 12, 2003, to provide quarterly information for 2003 for total domestic comparable store sales, new unit openings, new commitments and unit count.

      We furnished a Current Report on Form 8-K on December 19, 2003, to provide a summary of the adjustments to our previously issued financial statements for fiscal years 2000 and 2001, and the first three quarters of fiscal years 2002 to arrive at the restated amounts provided in our 2002 Annual Report on Form 10-K filed on December 15, 2003.

      We filed a Current Report on Form 8-K on January 5, 2004, to announce the appointment of Frederick B. Beilstein as our Chief Financial Officer.

      We furnished a Current Report on Form 8-K on January 22, 2004, to announce operating performance results for the fourth quarter of 2003, which included our fiscal periods 11, 12 and 13.

      We furnished a Current Report on Form 8-K on March 16, 2004, to announce operating performance results for our first and second fiscal periods of 2004.

(c)	Exhibits

Exhibit
Number		Description

2	.1(h)	Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of April 15, 2003.
2.2		First Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of June 30, 2003.
2.3		Second Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of July 11, 2003.
2.4		Third Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of November 19, 2003.
3	.1(c)	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002.
3	.2(c)	Amended and Restated Bylaws of AFC Enterprises, Inc.

Exhibit
Number		Description

4	.1(e)	Form of registrant’s common stock certificate.
10	.1(a)	Stockholders Agreement dated April 11, 1996 (the “1996 Stockholders Agreement”) among FS Equity Partners III, L.P. and FS Equity Partners International, L.P., CIBC, Pilgrim Prime Rate Trust, Van Kampen American Capital Prime Rate Income Trust, Senior Debt Portfolio, ML IBK Positions, Inc., Frank J. Belatti, Dick R. Holbrook, Samuel N. Frankel (collectively, the ‘Shareholders‘) and AFC Enterprises, Inc.
10	.2(a)	Amendment No. 1 to the 1996 Stockholders’ Agreement dated as of May 1, 1996 by and among the Shareholders and PENMAN Private Equity and Mezzanine Fund, L.P.
10	.3(e)	Form of Popeyes Development Agreement, as amended.
10	.4(e)	Form of Popeyes Franchise Agreement.
10	.5(e)	Form of Church’s Development Agreement, as amended.
10	.6(e)	Form of Church’s Franchise Agreement.
10	.7(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date.
10	.8(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10	.9(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10	.10(a)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc.
10	.11(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.
10	.12(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.
10	.13(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10	.14(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10.15		Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and AFC Enterprises, Inc.
10	.16(a)	Employment Agreement dated as of December 4, 1995 between AFC and Samuel N. Frankel, as amended through February 8, 2001.*
10	.17(a)	1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*
10	.18(a)	1996 Nonqualified Performance Stock Option Plan — Executive of AFC, effective as of April 11, 1996.*
10	.19(a)	1996 Nonqualified Performance Stock Option Plan — General of AFC, effective as of April 11, 1996.*
10	.20(a)	1996 Nonqualified Stock Option Plan of AFC, effective as of April 11, 1996.*
10	.21(a)	Form of Nonqualified Stock Option Agreement — General between AFC and stock option participants.*
10	.22(a)	Form of Nonqualified Stock Option Agreement — Executive between AFC and certain key executives.*
10	.23(a)	1996 Employee Stock Bonus Plan — Executive of AFC effective as of April 11, 1996.*
10	.24(a)	1996 Employee Stock Bonus Plan — General of AFC effective as of April 11, 1996.*
10	.25(a)	Form of Stock Bonus Agreement — Executive between AFC and certain executive officers.*
10	.26(a)	Form of Stock Bonus Agreement — General between AFC and certain executive officers.*
10	.27(a)	Form of Secured Promissory Note issued by certain members of management.
10	.28(a)	Form of Stock Pledge Agreement between AFC and certain members of management.

Exhibit
Number		Description

10	.29(a)	AFC 1994 Supplemental Benefit Plan for Executive Officers dated May 9, 1994.*
10	.30(a)	AFC 1994 Supplemental Benefit Plan for Senior and Executive Staff Officer dated April 19, 1994.*
10	.31(a)	AFC 1994 Supplemental Benefit Plan for Senior Officers/General Manager dated May 9, 1994.*
10	.32(a)	AFC 1994 Supplemental Benefit Plan for Designated Officers dated May 9, 1994.*
10	.33(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997.
10	.34(f)	Shareholder Agreement by and among AFC Franchise Acquisition Corp. and other signatories dated as of August 13, 1998.
10	.35(b)	AFC Deferred Compensation Plan dated as of January 1, 1998 and First Amendment to Deferred Compensation Plan dated as of December 31, 1998.*
10	.36†(e)	Supply Agreement dated October 5, 1998 between Church’s Operators Purchasing Association, Inc. and Cagle’s, Inc. (“Cagle’s ’92”), as amended.
10	.37†(e)	Supply Agreement dated October 5, 1998 between AFC d/b/a Popeyes Chicken and Biscuits and Cagle’s, Inc. as amended.
10	.38†(e)	Supply Agreement dated April 1, 1999 between Church’s Operators Purchasing Association, Inc. and Tyson Foods, Inc, as amended.
10	.39(e)	Stockholders Agreement dated as of March 18, 1998 among FS Equity Partners III, L.P., FS Equity Partners International, L.P., the new shareholders identified therein and AFC.
10	.40(e)	Form of Cinnabon Development Agreement.
10	.41(e)	Form of Cinnabon Franchise Agreement.
10	.42(e)	Form of Seattle’s Best Coffee International Development Agreement.
10	.43(e)	Form of Seattle’s Best Coffee International Franchise Agreement.
10	.44(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Ronald P. Spogli.*
10	.45(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*
10	.46(a)	Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.*
10	.47(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Matt L. Figel.*
10	.48(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*
10	.49(e)	Employment Agreement dated as of December 8, 2000 between AFC and Frank J. Belatti.*
10	.50(e)	Employment Agreement dated as of December 8, 2000 between AFC and Dick R. Holbrook.*
10	.51(e)	Employment Agreement dated as of December 8, 2000 between AFC and Gerald J. Wilkins.*
10	.52(e)	Employment Agreement dated as of December 8, 2000 between AFC and Hala Moddelmog.*
10	.53(e)	Amendment No. 3 to the 1996 Stockholders Agreement dated as of February 8, 2001 by and among AFC and the other signatories thereto.
10	.54(e)	Second Amendment to Deferred Compensation Plan dated as of July 24, 2000.*
10	.55(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*
10	.56(e)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Frank J. Belatti.*
10	.57(e)	Fourth Amendment to Employment Agreement dated as of February 9, 2001 between AFC and Samuel N. Frankel.*
10	.58(e)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Dick R. Holbrook.*
10	.59(e)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Gerald J. Wilkins.*
10	.60(e)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Hala Moddelmog.*
10	.61(e)	Amendment to Second Cagles, Inc. Agreement dated February 23, 2001 between Supply Management Services, Inc. and Cagles, Inc.

Exhibit
Number		Description

10	.62(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Frank J. Belatti.*
10	.63(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Dick R. Holbrook.*
10	.64(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Gerald J. Wilkins.*
10	.65(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Hala G. Moddelmog.*
10	.66(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Gerald J. Wilkins.*
10	.67(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*
10	.68(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*
10	.69(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and R. William Ide, III.*
10	.70(i)	Credit Agreement dated as of May 23, 2002 among AFC Enterprises, Inc., as borrower, and the Lenders Party thereto, JP Morgan Chase Bank, as Administrative Agent, JP Morgan Securities, Inc., as Joint Bookrunner and Co-Lead Arranger, Credit Suisse First Boston, as Joint Bookrunner and Co-Lead Arranger, Credit Lyonnais New York Branch, as Co-Documentation Agent, Fleet National Bank, Inc., as Co-Documentation Agent, and SunTrust Bank, as Co- Documentation Agent (the “2002 Credit Facility”).
10	.71(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*
10	.72(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10	.73(g)	AFC Enterprises, Inc. Annual Executive Bonus Program.*
10	.74(j)	Consulting Agreement, dated May 27, 2003, between AFC and Gerald Wilkins.*
10	.75(j)	First Amendment to Employment Agreement dated as of December 4, 1995 between AFC Enterprises, Inc. and Samuel N. Frankel.*
10	.76(j)	Second Amendment to Employment Agreement dated as of December 4, 1995 between AFC Enterprises, Inc. and Samuel N. Frankel.*
10	.77(j)	Third Amendment to Employment Agreement dated as of December 4, 1995 between AFC Enterprises, Inc. and Samuel N. Frankel.*
10.78		Employment Agreement dated as of January 1, 2001 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10.79		First Amendment to Employment Agreement dated as of January 1, 2001 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10.80		Employment Agreement dated as of January 27, 2003 between AFC Enterprises, Inc. and Chris Elliott.*
10.81		Employment Agreement effective as of December 29, 2003 between AFC Enterprises, Inc. and Frederick B. Beilstein.*
10.82		Employment Agreement effective as of February 12, 2004 between AFC Enterprises, Inc. and Henry Hope, III.*
10.83		First Amendment dated March 31, 2003 to the 2002 Credit Facility.
10.84		Second Amendment dated March 31, 2003 to the 2002 Credit Facility.
10.85		Third Amendment dated July 14, 2003 to the 2002 Credit Facility.
10.86		Fourth Amendment dated August 22, 2003 to the 2002 Credit Facility.
10.87		Fifth Amendment dated October 30, 2003 to the 2002 Credit Facility.
10.88		Form of Cinnabon, Inc. Franchise Agreement for Seattle’s Best Coffee.
10.89		Form of Cinnabon, Inc. Development Agreement for Seattle’s Best Coffee.
10.90		Sixth Amendment dated March 26, 2004 to the 2002 Credit Facility.
11	.1**	Statement regarding computation of per share earnings.
21.1		Subsidiaries of AFC.
23.1		Consent of Independent Auditors.

Exhibit
Number	Description

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by SFAS No. 128, Earnings per Share, is provided in Note 21 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(a)	Filed as an exhibit to the Registration Statement of AFC on Form S-4 (Registration No. 333-29731) on June 20, 1997 and incorporated by reference herein.

(b)	Filed as an exhibit to the Form 10-K of AFC for the year ended December 27, 1998 on March 29, 1999 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended June 13, 1999 on July 28, 1999 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-52608) on December 22, 2000 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 8-K of AFC filed April 16, 2003 and incorporated by reference herein.

(i)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002 on August 14, 2002 and incorporated by reference herein.

(j)	Filed as an exhibit to the Form 10-K of AFC for the year ended December 29, 2002 on December 15, 2003 and incorporated by reference herein.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2004.

AFC ENTERPRISES, INC.

By:	/s/ FRANK J. BELATTI

Frank J. Belatti
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ FRANK J. BELATTI Frank J. Belatti	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2004

/s/ DICK R. HOLBROOK Dick R. Holbrook	President, Chief Operating Officer and Director	March 29, 2004

/s/ FRED B. BEILSTEIN Fred B. Beilstein	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ VICTOR ARIAS, JR. Victor Arias, Jr.	Director	March 29, 2004

/s/ CAROLYN H. BYRD Carolyn H. Byrd	Director	March 29, 2004

/s/ R. WILLIAM IDE, III R. William Ide, III	Director	March 29, 2004

/s/ KELVIN J. PENNINGTON Kelvin J. Pennington	Director	March 29, 2004

/s/ JOHN M. ROTH John M. Roth	Director	March 29, 2004

/s/ RONALD P. SPOGLI Ronald P. Spogli	Director	March 29, 2004

/s/ PETER STARRETT Peter Starrett	Director	March 29, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

AFC Enterprises, Inc.:

      We have audited the consolidated balance sheets of AFC Enterprises, Inc. and subsidiaries (the “Company”) as of December 28, 2003, and December 29, 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFC Enterprises, Inc. and subsidiaries as of December 28, 2003, and December 29, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

      The Company has not presented the selected quarterly financial data specified by Item 302(a) of Regulation S-K, that the Securities and Exchange Commission requires as supplementary information to the basic financial statements.

      As discussed in Note 2 to the accompanying consolidated financial statements, effective December 31, 2001, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Atlanta, Georgia

March 29, 2004

AFC Enterprises, Inc.

Consolidated Balance Sheets

As of December 28, 2003 and December 29, 2002
(In millions, except share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$3.8	$8.4
Accounts and current notes receivable, net	23.3	25.6
Prepaid income taxes	20.6	20.6
Assets of discontinued operations	—	70.8
Other current assets	16.5	17.1

Total current assets	64.2	142.5

Long-term assets:
Property and equipment, net	176.8	189.9
Goodwill	14.7	22.3
Trademarks and other intangible assets, net	84.3	103.0
Other long-term assets, net	15.5	29.6

Total long-term assets	291.3	344.8

Total assets	$355.5	$487.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41.3	$50.7
Accrued liabilities	16.7	17.8
Current debt maturities	12.1	17.6
Liabilities of discontinued operations	—	10.7

Total current liabilities	70.1	96.8

Long-term liabilities:
Long-term debt	118.8	209.0
Deferred credits and other long-term liabilities	57.8	71.7

Total long-term liabilities	176.6	280.7

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 27,992,999 and 27,478,744 shares issued and outstanding at the end of fiscal years 2003 and 2002, respectively)	0.3	0.3
Capital in excess of par value	150.1	144.7
Notes receivable from officers, including accrued interest	(3.4)	(6.1)
Accumulated losses	(38.2)	(29.1)

Total shareholders’ equity	108.8	109.8

Total liabilities and shareholders’ equity	$355.5	$487.3

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Operations

For Fiscal Years 2003, 2002 and 2001
(In millions, except per share data)

	2003	2002	2001

Revenues:
Sales by company-operated restaurants	$323.4	$385.9	$479.3
Franchise revenues	114.3	109.8	100.3
Other revenues	21.6	29.0	17.9

Total revenues	459.3	524.7	597.5

Expenses:
Restaurant employee, occupancy and other expenses	169.6	200.4	243.3
Restaurant food, beverages and packaging	94.9	109.1	139.0
General and administrative expenses	107.3	101.6	103.8
Depreciation and amortization	23.0	25.3	35.8
Impairment charges and other (Note 18)	63.9	19.2	12.1

Total expenses	458.7	455.6	534.0

Operating profit	0.6	69.1	63.5
Interest expense, net	7.1	22.6	24.6

(Loss) income before income taxes, discontinued operations and accounting change	(6.5)	46.5	38.9
Income tax (benefit) expense	(0.5)	17.5	16.3

(Loss) income before discontinued operations and accounting change	(6.0)	29.0	22.6
Discontinued operations, net of income taxes	(2.7)	(40.7)	(7.0)
Cumulative effect of an accounting change, net of income taxes	(0.4)	—	—

Net (loss) income	$(9.1)	$(11.7)	$15.6

Basic (loss) income per common share:
(Loss) income before discontinued operations and accounting change	$(0.22)	$0.97	$0.77
Discontinued operations, net of income taxes	(0.09)	(1.36)	(0.24)
Cumulative effect of an accounting change, net of income taxes	(0.02)	—	—

Net (loss) income	$(0.33)	$(0.39)	$0.53

Diluted (loss) income per common share:
(Loss) income before discontinued operations and accounting change	$(0.22)	$0.92	$0.72
Discontinued operations, net of income taxes	(0.09)	(1.29)	(0.22)
Cumulative effect of an accounting change, net of income taxes	(0.02)	—	—

Net (loss) income	$(0.33)	$(0.37)	$0.50

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For Fiscal Years 2003, 2002 and 2001
(In millions, except share data)

	Common Stock		Capital
			in Excess	Officer
	Number of		of Par	Notes	Accumulated
	shares	Amount	Value	Receivable	Losses	Total

Balance at December 31, 2000	26,339,479	0.3	155.5	(7.7)	(33.0)	115.1
Issuance of common stock, net of offering costs	3,136,328	—	46.0	—	—	46.0
Issuance of common stock under option plans	991,860	—	10.9	—	—	10.9
Repurchase and cancellation of shares	(25,780)	—	(0.3)	0.3	—	—
Notes and interest receivable payments	—	—	—	0.3	—	0.3
Interest accrued	—	—	—	(0.4)	—	(0.4)
Amortization of discount	—	—	—	(0.2)	—	(0.2)
Net income	—	—	—	—	15.6	15.6

Balance at December 30, 2001	30,441,887	0.3	212.1	(7.7)	(17.4)	187.3
Issuance of common stock, net of offering costs	19,365	—	0.3	—	—	0.3
Issuance of common stock under option plans	710,455	—	10.2	—	—	10.2
Repurchase and cancellation of shares	(3,692,963)	—	(77.9)	—	—	(77.9)
Notes and interest receivable payments	—	—	—	2.1	—	2.1
Interest accrued	—	—	—	(0.3)	—	(0.3)
Amortization of discount	—	—	—	(0.2)	—	(0.2)
Net loss	—	—	—	—	(11.7)	(11.7)

Balance at December 29, 2002	27,478,744	0.3	144.7	(6.1)	(29.1)	109.8
Issuance of common stock	25,889	—	0.4	—	—	0.4
Issuance of common stock under option plans	488,366	—	5.0	—	—	5.0
Notes and interest receivable payments	—	—	—	3.1	—	3.1
Interest accrued	—	—	—	(0.3)	—	(0.3)
Amortization of discount	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	(9.1)	(9.1)

Balance at December 28, 2003	27,992,999	$0.3	$150.1	$(3.4)	$(38.2)	$108.8

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Cash Flows
For Fiscal Years 2003, 2002 and 2001
(In millions)

	2003	2002	2001

Cash flows provided by (used in) operating activities:
Net (loss) income	$(9.1)	$(11.7)	$15.6
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Loss from discontinued operations	2.7	40.7	7.0
Depreciation and amortization	23.0	25.3	35.8
Impairment and other write-downs of non-current assets	46.1	11.3	10.4
Cumulative effect of an accounting change, pre-tax	0.7	—	—
Deferred income taxes	(14.4)	12.9	(1.6)
Non-cash interest, net	0.5	3.8	1.6
Net loss (gain) on sale of assets	(0.8)	4.0	1.1
Provision for credit losses	6.1	1.9	0.9
Compensatory expense for stock options	0.2	0.3	0.4
Change in operating assets and liabilities:
Accounts receivable	(0.5)	(7.5)	(5.8)
Prepaid income taxes	(1.8)	(8.4)	(9.5)
Other operating assets	2.8	0.5	3.1
Accounts payable and other operating liabilities	(5.4)	18.0	2.5

Net cash provided by operating activities of continuing operations	50.1	91.1	61.5

Net cash provided by (used in) operating activities of discontinued operations	(3.9)	2.7	(4.1)

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(24.3)	(43.5)	(49.1)
Capital expenditures of discontinued operations	(1.3)	(6.2)	(8.9)
Proceeds from dispositions of property and equipment	1.8	35.4	39.9
Proceeds from sale of Seattle Coffee, net	62.1	—	—
Other, net	1.1	0.7	0.6

Net cash provided by (used in) investing activities	39.4	(13.6)	(17.5)

Cash flows provided by (used in) financing activities:
Proceeds from 2002 Credit Facility	—	250.0	—
Principal and premium payments — Senior Subordinated Notes	—	(133.4)	(24.3)
Principal payments — 1997 Credit Facility	—	(78.7)	(79.9)
Principal payments — 2002 Credit Facility	(93.6)	(27.1)	—
Principal payments — capital lease obligations	—	(0.3)	(2.0)
Net (repayments) borrowings — Southtrust Line of Credit	—	(1.7)	1.7
Issuance of common stock, net	0.4	0.3	46.0
Stock repurchases	—	(77.9)	—
Increase (decrease) in bank overdrafts, net (exclusive of effects of Seattle Coffee sale)	(1.0)	(7.8)	4.4
Debt issuance costs	(0.2)	(4.9)	—
Proceeds from exercise of employee stock options and other, net	3.0	5.8	4.1

Net cash (used in) financing activities	(91.4)	(75.7)	(50.0)

Net increase (decrease) in cash and cash equivalents	(5.8)	4.5	(10.1)
Cash and cash equivalents at beginning of year	9.6	5.1	15.2

Cash and cash equivalents at end of year	$3.8	$9.6	$5.1

Cash and cash equivalents of continuing operations	$3.8	$8.4	$4.2
Cash and cash equivalents of discontinued operations	$—	$1.2	$0.9

See accompanying notes to consolidated financial statements

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2003, 2002 and 2001

Note — 1 Description of Business

      In 46 states, the District of Columbia, Puerto Rico and 36 foreign countries, AFC Enterprises, Inc. and its subsidiaries (“AFC” or “the Company”) develop, operate and franchise quick-service restaurants, bakeries and cafes (generally referred to as “QSRs” or “units” throughout these notes) in two distinct business segments: chicken and bakery. The Company’s chicken segment operates and franchises under the trade names Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s ChickenTM (“Church’s”); its bakery segment operates and franchises under the trade name Cinnabon® (“Cinnabon”) and currently franchises cafes under the trade name Seattle’s Best Coffee® (“SBC”). The Company’s SBC operations are contractually limited to Hawaii, certain international markets and certain U.S. military bases.

      Discontinued Operations. As discussed in Note 23, on July 14, 2003, the Company sold Seattle Coffee Company (“Seattle Coffee”), a subsidiary which was the parent company for the Company’s SBC and Torrefazione Italia® Coffee brands. In the transaction, the Company sold all of Seattle Coffee except for a portion of SBC’s franchising operations in Hawaii, certain international markets and on certain U.S. military bases. In the accompanying financial statements, financial results relating to the divested operations are presented as a discontinued operation. Previously reported consolidated financial statement amounts have been restated to present the divested operations in a manner consistent with the 2003 presentation. Unless otherwise noted, discussions and amounts throughout these notes relate to the Company’s continuing operations.

Note — 2 Summary of Significant Accounting Policies

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

      Reclassifications. In the accompanying consolidated financial statements and in these notes, certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on previously reported net (loss) income.

      Foreign Currency Transactions. Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees and, within discontinued operations, coffee sales to international customers) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses associated with continuing operations are, upon settlement, included in the accompanying consolidated statements of operations as a component of “general and administrative expenses.” During 2003, 2002 and 2001 net foreign currency losses related to continuing operations were $0.1 million, $0.1 million and zero, respectively. During 2003, 2002 and 2001, net foreign currency losses related to discontinued operations were zero, zero and $0.2 million, respectively.

      Fiscal Year. The Company’s fiscal year ends on the last Sunday in December. The 2003, 2002 and 2001 fiscal years consisted of 52 weeks each.

      Cash and Cash Equivalents. The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. As of December 28, 2003 and December 29, 2002 such overdrafts were approximately $2.1 million and $5.1 million, respectively, and were included in “accounts payable” in the accompanying consolidated balance sheets.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

Supplemental Cash Flow Information.

(In millions)	2003	2002	2001

Interest paid, net of capitalized amounts	$7.7	$21.2	$25.0
Income taxes paid, net of refunds	14.6	7.2	21.7
Notes received in conjunction with dispositions of property and equipment	—	4.4	3.6

      Accounts Receivable, Net. At December 28, 2003 and December 29, 2002, accounts receivable, net were $21.1 million and $24.0 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, rents and other miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. During 2003, 2002 and 2001, changes in the allowance for doubtful accounts were as follows:

(In millions)	2003	2002	2001

Balance, beginning of year	$3.2	$2.2	$1.7
Provisions	3.6	1.6	0.9
Recoveries and other	—	(0.2)	—
Write-offs	(0.5)	(0.4)	(0.4)
Balance, end of year	$6.3	$3.2	$2.2

      Notes Receivable, Net. At December 28, 2003 and December 29, 2002, notes receivable, net were approximately $8.5 million and $13.7 million, respectively, of which $2.2 million and $1.6 million, respectively, was current. At December 28, 2003, interest rates on approximately $0.2 million of the notes were indexed to the prime rate and the remaining notes had fixed interest rates that ranged from 5.0% to 13.0%.

      Notes receivable consist primarily of consideration received in conjunction with the sale of Company assets in three distinct transactions: the sale of 35 Church’s company-operated restaurants to a franchisee in 2002; the sale of 24 Popeyes company-operated restaurants to a franchisee in 2001; and the sale of an equipment manufacturing operation in 2000. Notes receivable also include notes from franchisees to finance certain past due franchise revenues, rents and interest. See Note 22 for a discussion of notes receivable from officers which are included as a component of shareholders’ equity in the accompanying consolidated balance sheets.

      The notes receivable balance is stated net of allowances for uncollectibility. During 2003, 2002 and 2001, changes in the allowance for uncollectible notes were as follows:

(In millions)	2003	2002	2001

Balance, beginning of year	$0.5	$0.2	$0.2
Provisions	2.5	0.3	—
Other	1.3	—	—
Write-offs	(0.2)	—	—
Balance, end of year	$4.1	$0.5	$0.2

      During 2003, the Company fully reserved principal and accrued interest on a note receivable associated with a 2002 unit conversion by recording a provision for uncollectible note receivable of $2.5 million and reclassifying previously deferred gains of $1.3 to the allowance for uncollectible notes.

      Inventories. Inventories consist principally of food, beverage items and supplies which are carried at the lower of cost (determined on a first-in, first-out basis) or net realizable value.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

      Property and Equipment. Property and equipment is stated at cost less accumulated depreciation and impairment write-downs. During 2003, 2002 and 2001, interest capitalized as a component of property and equipment was approximately $0.1 million, $0.3 million and $0.3 million, respectively.

      Provision for depreciation is made using the straight-line method over the estimated useful lives of the depreciable assets: 5-35 years for buildings; 2-15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3-20 years). During 2003, 2002 and 2001 depreciation expense associated with continuing operations was approximately $22.9 million, $25.2 million and $28.0 million, respectively. During 2003, 2002 and 2001 depreciation expense associated with discontinued operations was $1.2 million, $4.1 million and $2.9 million, respectively.

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

      Assets Under Contractual Agreement. During 2000, AFC transferred certain long-lived assets to a company owned by a former employee in exchange for shares of preferred stock of that company. Concurrent with the transfer of assets, which consisted of restaurant equipment for twelve Popeyes restaurants, that company became a Popeyes franchisee.

      During 2001, AFC transferred two restaurants to a former employee with the right to repurchase the assets under certain circumstances. Concurrent with the transfer of assets, the Company entered into a Church’s franchise agreement and a management agreement to operate the stores for the franchisee.

      Because the risks of ownership had not passed to the buyers, the Company did not remove the above assets from its books and records. The Company has classified these assets as “assets under contractual agreement” in the accompanying consolidated balance sheets as a component of “other long-term assets, net.” As of December 28, 2003 and December 29, 2002, the carrying values of these assets were as follows:

(In millions)	2003	2002

Property and equipment, net	$1.3	$2.7
Goodwill	—	5.6
	$1.3	$8.3

      The results of operations and cash flows associated with these assets are not included in the accompanying consolidated financial statements. The Company reviews these assets annually for impairment or when circumstances arise indicating potential impairment, and any loss is recognized immediately. See Note 18 for a discussion of impairments recognized in 2003.

      Derivative Financial Instruments. The Company’s use of derivative instruments is generally limited to foreign currency contracts on the Korean Won entered into with financial institutions. As of December 28, 2003 the Company had no outstanding foreign currency contracts. The Company currently does not designate any of its derivative financial instruments as hedging instruments and, accordingly, all gains and losses are included in its statements of operations.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

      Goodwill and Other Intangible Assets. Goodwill arises from business combinations accounted for by the purchase method and is the excess of the cost of an acquired business over the fair value of assets acquired and liabilities assumed. The Company’s other intangible assets include trademarks, trade names and franchise value.

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

      During 2003, 2002 and 2001, amortization expense associated with the finite-lived intangible assets of the Company’s continuing operations was approximately $0.1 million, $0.1 million and $7.8 million, respectively. During 2003, 2002 and 2001, amortization expense associated with the finite-lived intangible assets of the Company’s discontinued operations was $0.1 million, $0.2 million and $1.6 million, respectively. Application of SFAS 142’s non-amortization provisions in 2001 would have increased net income by approximately $6.2 million and basic and diluted earnings per common share by $0.21 and $0.19, respectively.

      The Company evaluates goodwill and other indefinite-lived assets for impairment on an annual basis (during the fourth quarter of each year) or when circumstances arise indicating that a particular asset may be impaired. In accordance with the requirements of SFAS 142, the Company assigns goodwill to its reporting units for purposes of its impairment evaluation. The Company’s reporting units are its operating segments.

      The impairment evaluation consists of a comparison of each reporting unit’s fair value with its carrying value. The fair value of a reporting unit is the estimated amount for which the unit as a whole could be sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using a discounted cash flow model or market price, if available. The operating assumptions used in the discounted cash flow model are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.

      In the first quarter of 2002, in conjunction with the Company’s adoption of SFAS 142, the Company recorded an impairment of goodwill totaling $11.8 million. In the fourth quarter of 2002, the Company recorded a $26.0 million impairment charge arising from its annual assessment of goodwill. Both of these charges were associated with Seattle Coffee and are now included in discontinued operations. These charges were made necessary by consecutive years of deteriorating operations and cash flow projections indicating a decline in value. See Note 18 concerning impairments associated with continuing operations.

      In conjunction with the adoption of SFAS 142, the Company also reassessed the useful lives and the classification of its finite-lived intangible assets and determined that no revisions were necessary. Estimated amortization expense associated with the Company’s finite-lived intangible assets for 2004 is $0.1 million and for 2005 through 2008 is less than $0.1 million per year. The remaining weighted average amortization period for these assets is 8 years.

      Asset Retirements. In 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible, long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company recorded a cumulative effect adjustment of $0.7 million ($0.4 million after tax).

      Debt Issuance Costs. Costs incurred securing new debt facilities are capitalized and then amortized, utilizing a method that approximates the effective interest method. In the Company’s consolidated statements of operations,

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

associated amortization expense is included as a component of “interest expense, net.” Similarly, write-offs of debt issuance costs (done in conjunction with the early extinguishment of debt) are included in the Company’s consolidated statements of operations as a component of “interest expense, net.”

      Advertising Funds. The Company maintains cooperative advertising funds that receive contributions from the Company and the franchisees of its various brands, based upon a percentage of QSR sales, as required by their franchise agreements. These funds are used exclusively for brand advertising.

      In the Company’s consolidated financial statements, contributions received from franchisees related to these funds and the associated expenses of the funds are accounted for using the agency method. The balance sheet components of the funds are consolidated by line item in the Company’s consolidated balance sheets with the exception of cash, which is restricted as to use and included as a component of “other current assets.” The net funds’ balance is included in the Company’s consolidated balance sheets as a component of “accounts payable.” At December 28, 2003 and December 29, 2002, the net funds’ balance was approximately $3.1 million and $2.4 million, respectively.

      The Company’s contributions to the advertising funds are reflected in the Company’s consolidated statements of operations as a component of “restaurant employee, occupancy and other expenses.” Such contributions and the Company’s other advertising costs are expensed as incurred. During 2003, 2002 and 2001, the Company’s advertising costs were approximately $23.2 million, $26.7 million and $30.8 million, respectively.

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

Franchise Agreements. In general, the Company’s franchise agreements provide for the payment of a one-time fee associated with the opening of a new QSR and an ongoing royalty based on a percentage of QSR sales.

      Development fees and franchise fees are recorded as deferred franchise revenue when received and are recognized as revenue when the QSRs covered by the fees are opened or all material services or conditions relating to the fees have been substantially performed or satisfied by the Company. The Company recognizes royalty revenues as earned.

      Other Revenues. Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees, other fees associated with unit conversions and wholesale transactions within our bakery segment. Rental income is recognized on the straight-line basis over the lease term. Fees associated with unit conversions are recognized when all material services or conditions relating to the fees have been substantively performed or satisfied by the Company. Revenues from the Company’s wholesale bakery operations are recognized based upon the terms of each sale. Wholesale revenues include amounts billed for shipping and handling costs.

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

      There were no unit conversions in 2003. During 2002 and 2001, gains and losses associated with unit conversions, were as follows.

(In millions)	2002	2001

(Losses) gains recognized, net	$(3.9)	$(1.3)
Gains deferred	10.3	6.4

      In addition, during 2002 and 2001, the Company recognized approximately $8.0 million and $4.9 million, respectively, in fees associated with these unit conversions. These fees are a component of “other revenues” in the accompanying consolidated statements of operations.

      During 2003, 2002 and 2001, previously deferred gains of $1.2 million, $0.5 million and $0.2 million, respectively, were recognized in income as a component of “impairment charges and other” in the accompanying consolidated statements of operations. During 2003, a dispute relating to a 2002 unit conversion was settled. The settlement was treated as an adjustment to the purchase price, reducing the deferred gain by $1.5 million.

      Research and Development. Research and development costs are expensed as incurred. During 2003, 2002 and 2001, such costs were approximately $2.5 million, $2.5 million and $2.3 million, respectively.

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

      Stock-Based Employee Compensation. The Company accounts for stock options issued to employees under the intrinsic value method. Had the Company’s stock option plans been accounted for under the fair value method, the Company’s net (loss) income would have been adjusted to the following pro forma amounts:

(In millions, except per share amounts)	2003	2002	2001

Net (loss) income as reported	$(9.1)	$(11.7)	$15.6
Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(2.2)	(2.4)	(1.0)

Pro forma net (loss) income	$(11.3)	$(14.1)	$14.6

Basic (loss) earnings per share
As reported	$(0.33)	$(0.39)	$0.53
Pro forma	(0.41)	(0.47)	0.49

Diluted (loss) earnings per share
As reported	$(0.33)	$(0.37)	$0.50
Pro forma	(0.41)	(0.45)	0.46

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

      During 2003, 2002 and 2001, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the grants:

	2003(a)	2002	2001

Approximate risk-free interest rate percentage	n/a	2.8%	4.4%
Expected dividend yield percentage	n/a	0.0%	0.0%
Expected lives (in years)	n/a	4.0	4.6
Expected volatility percentage	n/a	46.4%	35.0%

(a)	During 2003, there were no options granted. See Note 16 for a further discussion of the Company’s stock option plans.

Note — 3 Recent Accounting Pronouncements That The Company Has Not Yet Adopted

      In January 2003, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). In December 2003, the FASB issued an update which revised and restated FIN 46 in its entirety (“FIN 46R”).

      FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements as it concerns the consolidation of certain entities in which (a) the equity investment at risk does not provide its holders with the characteristics of a controlling financial interest or (b) the equity investments at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. For such entities, a controlling financial interest cannot be identified based upon voting equity interests. FIN 46R refers to such entities as “variable interest entities” (“VIEs”). FIN 46R requires consolidation of VIEs by its primary beneficiary. The primary beneficiary is the entity, if any, that will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, as a result of holding variable interests.

      The Company is currently evaluating the effect of FIN 46R on its accounting for certain franchisee relationships. The Company will adopt FIN 46R in the first quarter of fiscal 2004. If the Company determines that it is appropriate to consolidate certain of its franchisees, it is possible that consolidation of those franchisees will give rise to a one-time charge for the recognition of minority interest liabilities. At present, no such charge has been calculated.

Note — 4 Other Current Assets

(In millions)	2003	2002

Restricted cash	$7.1	$6.8
Deferred income taxes	2.7	1.3
Inventories	2.7	3.1
Other	4.0	5.9
	$16.5	$17.1

      Amounts classified as restricted cash principally relate to the cooperative advertising funds the Company maintains for its franchisees (Note 2). At December 28, 2003, restricted cash includes $2.8 million of deposits in a collateral account as required by the Company’s 2002 Credit Facility (see Note 10).

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

Note — 5 Property and Equipment, Net

(In millions)	2003	2002

Land	$40.8	$41.1
Buildings and improvements	125.4	128.0
Equipment	143.9	144.5
Properties held for sale and other	1.7	1.1

	311.8	314.7
Less accumulated depreciation and amortization	(135.0)	(124.8)
	$176.8	$189.9

      At December 28, 2003 and December 29, 2002, property and equipment, net includes capital lease assets with a gross book value of $13.4 million and $15.0 million, respectively and accumulated amortization of $6.2 million and $6.8 million, respectively.

Note — 6 Goodwill

(In millions)	2003	2002

Balance, beginning of year	$22.3	$23.6
Impairments (Note 18)	(7.6)	—
Allocated to the sale of QSRs and other	—	(1.3)
Balance, end of year	$14.7	$22.3

      Of the $14.7 million of goodwill at December 28, 2003, approximately $10.6 million relates to the Company’s chicken segment and approximately $4.1 million relates to the Company’s bakery segment.

Note — 7 Trademarks and Other Intangible Assets, Net

(In millions)	2003	2002

Non-amortized intangible assets:
Trademarks and trade names	$82.8	$100.9
Other	1.2	1.7

	84.0	102.6
Amortizable intangible assets, net	0.3	0.4
	$84.3	$103.0

      Amounts assigned to trademarks and trade names arose from the allocation of reorganization value (when the Company emerged from bankruptcy in 1992) and from the allocation of the purchase price associated with the Company’s 1998 acquisition of Cinnabon. Of the $82.8 million of trademarks and trade names at December 28, 2003, approximately $59.7 million relates to the Company’s chicken segment and approximately $23.1 million relates to the Company’s bakery segment. See Note 18 for a discussion of write-downs of trademarks and trade names during 2003.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

Note — 8 Other Long-Term Assets, Net

(In millions)	2003	2002

Non-current notes receivable, net	$6.3	$12.1
Debt issuance costs	3.7	4.4
Assets under contractual agreement	1.3	8.3
Other	4.2	4.8
	$15.5	$29.6

Note — 9 Accrued Liabilities

(In millions)	2003	2002

Accrued wages, bonuses and commissions	$3.7	$3.2
Accrued employee benefits	2.7	3.8
Accrued property taxes	2.4	2.4
Accrued insurance	2.3	2.8
Accrued legal	2.2	2.1
Other	3.4	3.5
	$16.7	$17.8

Note — 10 Long-Term Debt and Other Borrowings

(In millions)	2003	2002

2002 Credit Facility:
Revolving credit facility	$33.7	$50.0
Tranche A term loan	37.8	73.1
Tranche B term loan	57.8	99.8
Capital lease obligations (Note 11)	1.5	1.5
Other notes	0.1	2.2

	130.9	226.6
Less current portion	(12.1)	(17.6)
	$118.8	$209.0

      2002 Credit Facility. On May 23, 2002, the Company entered into a new bank credit facility (the “2002 Credit Facility”) with JP Morgan Chase Bank, Credit Suisse First Boston and certain other lenders, which consists of a $75.0 million, five-year revolving credit facility, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan.

      The term loans and the revolving credit facility bear interest at LIBOR plus an applicable margin based on certain financial leverage ratios and the Company’s credit rating. The margins may fluctuate because of changes in these ratios. As of December 29, 2002, the margins were 2.0% for the revolving credit facility and the Tranche A term loan and 2.25% for the Tranche B term loan. On July 14, 2003, the start of the Company’s third quarter for 2003, these margins changed to 2.25% for the revolving credit facility and the Tranche A term loan and 2.50% for the Tranche B term loan due to an amendment to the 2002 Credit Facility. On August 22, 2003, these margins changed to 2.75% for the revolving credit facility and the Tranche A term loan and 3.00% for the Tranche B term loan due to another amendment to the 2002 Credit Facility and remained at those rates through December 28, 2003.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

The Company also pays a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the revolving credit facility.

      As of December 28, 2003, Tranche A principal was payable in quarterly installments ranging from $1.6 million to $3.1 million, maturing in May 2007. As of December 28, 2003, Tranche B principal was payable in quarterly installments ranging from $0.1 million to $13.1 million, maturing in May 2009. For both the Tranche A and Tranche B term loans, interest is paid, typically at the Company’s option, in one, two, three or six-month intervals.

      In addition to the scheduled installments associated with the Tranche A and Tranche B term loans, at the end of each year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. Amounts reflected in current maturities on long-term debt consider estimated prepayments associated with this provision. In addition, prepayments are due from the proceeds of certain qualifying sales, including the sale of the capital stock of a subsidiary of the Company. Whenever any prepayment is made, subsequent installments are ratably reduced.

      During 2003, the Company made prepayments of approximately $8.2 million associated with the cash flow provisions described above and $60.5 million associated with the sale of Seattle Coffee. During 2002, the Company made an optional prepayment of $25.0 million on the Tranche B term loan.

      The 2002 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The Company’s subsidiaries are required to guarantee its obligations under the 2002 Credit Facility. In connection with the establishment of the 2002 Credit Facility, the Company incurred approximately $4.9 million in debt issuance costs, which were capitalized and are being amortized over the term of the 2002 Credit Facility.

      The 2002 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also has customary restrictions on the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions.

      Amendments to the 2002 Credit Facility. On March 31, 2003, May 30, 2003, July 14, 2003, August 22, 2003, October 30, 2003 and March 26, 2004, the Company amended its 2002 Credit Facility. The effect of these amendments was to:

•	Extend, for purposes of the facility, the deadline for providing the Company’s 2002 annual report to its lenders to December 15, 2003 (this requirement was satisfied as of that date).

•	Extend, for purposes of the facility, the deadline for providing the Company’s quarterly financial information to its lenders for the first, second and third quarters of 2003 to February 28, 2004 (this requirement was satisfied as of that date).

•	Raise the interest rate on outstanding indebtedness under the 2002 Credit Facility until such time as the Company has satisfied its 2002 annual reporting requirement, its 2003 quarterly reporting requirements and attained a bank credit rating of Ba3 and BB-, or better, by each of Moody’s and Standard & Poor’s, respectively.

•	Temporarily reduce the Company’s revolving line of credit from $75.0 million to $65.0 million until the Company delivers all of the required quarterly financial information and demonstrates a total leverage ratio of not greater than two to one for 2003, at which time the revolving line of credit limit will return to the original commitment amount of $75.0 million.

•	Approve the Seattle Coffee divestiture.

•	Deposit $2.8 million in a collateral account. This occurred on October 31, 2003.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

•	Adjust the computation of certain loan covenant ratios in 2003 to exclude from the computations certain fees associated with a productivity initiative performed in the first quarter of 2003, subject to certain monetary limits, and the various costs associated with the restatement of the Company’s previously issued financial statements.

•	Extend, for purposes of the facility, the deadline for providing the Company’s 2003 annual audited financial statements to its lenders to April 12, 2004.

      In conjunction with these amendments, the Company paid fees of approximately $2.4 million in 2003. Because the 2003 amendments were necessitated by the delays in filing the Company’s annual report for 2002 and quarterly reports for 2003, a consequence of the restatement and re-audits of previously issued financial information, these fees are included as a component of the restatement costs discussed at Note 18.

      Without the amendments, the Company would have been in default of the 2002 Credit Facility and the entire amount of the debt would have been subject to acceleration by the facility’s lenders. If the Company is not able to continue to provide timely financial information to the lenders as required under the 2002 Credit Facility, there can be no assurance that such lenders will provide future relief through waivers or additional amendments. If the Company defaults on the terms and conditions of the 2002 Credit Facility and the debt is accelerated by the facility’s lenders, such developments will have a material adverse impact on the Company’s financial condition and its liquidity.

      Under the terms of the revolving credit facility, the Company may also obtain short-term borrowings and letters of credit up to the amount of unused borrowings under that facility. As of December 28, 2003, there was $33.7 million in outstanding borrowings under the revolving credit facility and $9.4 million of outstanding letters of credit, leaving amounts available for short-term borrowings and additional letters of credit of $21.9 million. The revolving credit facility is due in full without installments in May 2007.

      1997 Credit Facility. Pursuant to the terms of the Company’s Senior Secured Credit Facility, as amended (“1997 Credit Facility”), the Company was provided with a $50.0 million term loan (“Tranche A”), a $75.0 million term loan (“Tranche B”), a $25.0 million revolving credit facility and a $100.0 million facility to be used for acquisitions (“Acquisition Facility”). Various financial institutions funded the Company’s 1997 Credit Facility, some of which were shareholders of the Company. Interest rates associated with the 1997 Credit Facility were, at the Company’s election, either (i) a defined base rate plus a defined margin or (ii) LIBOR plus a defined margin, subject to reduction based on the achievement of certain financial leverage ratios. Additionally, the Company paid fees associated with unused portions of the revolving credit facility and the Acquisition Facility, and fronting and other fees and charges associated with its letters of credit.

      In 2001, the Company made prepayments of $20.0 million and $62.0 million related to the Tranche B loan and the Acquisition Facility, respectively, $46.0 million of which was funded using net proceeds from the Company’s initial public offering and the remainder with proceeds from operations. In 2002, the Company retired the Tranche A and Tranche B loans with proceeds from the 2002 Credit Facility. In 2002, the Company repaid the $10.0 million outstanding balance of the Acquisition Facility with proceeds from operations, retiring that arrangement as well. The revolving portion of the 1997 Credit Facility, which had no outstanding balance at December 30, 2001, was also retired during 2002. In conjunction with the retirement of these loans, the Company wrote-off unamortized debt issuance costs, which are a component of “interest expense, net” in the accompanying consolidated statements of operations.

      Senior Subordinated Notes. In May 1997, the Company completed a debt offering of $175.0 million of Senior Subordinated Notes bearing interest at 10.25% per annum. During 2001, the Company repurchased $23.1 million of the Senior Subordinated Notes at a premium of $1.2 million. The Company funded these repurchases with proceeds from the sale of company-operated units to franchisees, cash from operations and the Company’s 1997 Credit Facility. During 2002, the Company exercised a call provision and repurchased the remaining notes with a carrying value of $126.9 million at a premium of $6.5 million. The Company funded this repurchase with proceeds from the

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

2002 Credit Facility. In connection with the 2002 and 2001 repurchases, the Company wrote-off an allocable portion of its unamortized debt issue costs in each year. The premiums and the write-offs of unamortized debt issue costs are a component of “interest expense, net” in the accompanying consolidated statements of operations.

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

      Future Debt Maturities. Excluding capital lease obligations, at December 28, 2003, aggregate future debt maturities were as follows:

(In millions)

2004	$12.0
2005	9.5
2006	14.8
2007	40.4
2008	13.5
Thereafter	39.2
$129.4

Note — 11 Leases

      At December 28, 2003, future minimum payments under capital and non-cancelable operating leases were as follows:

	Capital	Operating
(In millions)	Leases	Leases

2004	$0.2	$24.1
2005	0.2	21.1
2006	0.2	18.0
2007	0.3	15.7
2008	0.2	13.3
Thereafter	1.5	46.7
Future minimum lease payments	2.6	$138.9
Less amounts representing interest	(1.1)
Total obligations under capital leases (Note 10)	$1.5

      During 2003, 2002 and 2001, rental expense associated with continuing operations was approximately $27.0 million, $28.6 million and $28.3 million, respectively, including percentage rentals of $0.6 million, $0.8 million and $1.0 million, respectively. During 2003, 2002 and 2001 rental expense associated with discontinued operations was $4.0 million, $6.6 million and $6.4 million, respectively. At December 28, 2003, the implicit rate of interest on capital leases ranged from 10.9% to 11.5%.

      The Company leases certain restaurant properties and subleases other restaurant properties to franchisees. At December 28, 2003, the aggregate gross book value and the net book value of such properties was approximately $29.7 million and $18.7 million, respectively. Rental income from these leases and subleases, principally related to the Company’s chicken and bakery segments, was approximately $19.8 million, $17.3 million and $12.3 million in

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

2003, 2002 and 2001, respectively. At December 28, 2003, future minimum rental income associated with these leases and subleases, for each of the next five years, is approximately $15.4 million, $13.4 million, $12.0 million, $10.3 million and $8.9 million, respectively.

Note — 12 Deferred Credits and Other Long-Term Liabilities

(In millions)	2003	2002

Deferred franchise revenues	$13.4	$14.3
Deferred gain on unit conversions	12.8	16.8
Deferred rentals	7.9	6.4
Deferred income taxes	5.2	18.2
Future lease obligations — closed facilities	5.1	3.1
Other	13.4	12.9
	$57.8	$71.7

Note — 13 Commitments and Contingencies

      Supply Contracts. Supplies are generally provided to AFC’s franchised and company-operated QSRs, pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. The Company and its Popeyes, Church’s and Cinnabon franchisees hold ownership interests in SMS in proportion to the number of QSRs they own. At December 28, 2003, the Company owned approximately 14% of SMS and held three of its eleven board seats. The operations of SMS are not included in the consolidated financial statements and the investment is accounted for using the cost method.

      Generally, SMS does not commit itself, the Company, or the Company’s franchisees to any purchase volumes for on-going menu items. Occasionally, though, for limited time offer programs, volume commitments are obtained for each operator including AFC. AFC had less than $0.5 million of such purchase commitments outstanding at December 28, 2003.

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

      The Company has entered into long-term beverage supply agreements with certain beverage vendors. These contracts are customary to the QSR industry. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and to the Company’s franchises from the beverage vendors based upon the dollar volume of purchases for company-operated QSRs and franchised QSRs, respectively, which will vary according to its demand for beverage syrup and fluctuations in the market rates for beverage syrup.

      On behalf of Cinnabon and its franchisees, SMS has entered into a long-term dough supply agreement with minimum volume purchases of $8.3 million for each of 2004 and 2005 and $2.8 million for 2006.

      Through May 31, 2005, the Company has an arrangement with a supplier to purchase restaurant equipment. At December 28, 2003, approximately $1.6 million of targeted purchases under the agreement were outstanding; approximately $1.1 million relating to 2004 and the remainder relating to 2005. If the purchase targets are not met, a 30% penalty is due.

      Formula and Supply Agreements with Former Owner. The Company has a formula licensing agreement with Alvin C. Copeland, the founder of Popeyes and the present owner of Diversified Foods and Seasonings, Inc.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

(“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the Popeyes spicy fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay Mr. Copeland approximately $3.1 million annually until March 2029. During 2003, 2002 and 2001, the Company expensed approximately $3.1 million, $3.1 million and $3.0 million, respectively, under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.

      King Features Agreements. The Company has several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. Prior to 2002, the Company had the exclusive license to use the image and likeness of the cartoon character “Popeye” (and certain companion characters such as “Olive Oyl”) in connection with the operations of Popeyes restaurants worldwide. The Company was obligated to pay King Features a royalty of one-tenth of one percent (0.1%) on the first $1.0 billion of Popeyes cumulative annual system-wide sales and one-twentieth of one percent (0.05%) on the next $2.0 billion of such annual sales. Under the agreement, total annual royalties were capped at $2.0 million per year.

      On January 1, 2002, an amendment was made to these agreements limiting the exclusive license to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States continue to have the exclusive use of the image and likeness of the cartoon character “Popeye” (and certain companion characters such as “Olive Oyl”). Under the amendment, the Company is obligated to pay King Features a royalty of $0.9 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of the Company’s gross revenues from the sales of the “Popeye” products sold through retail outlets outside of the Popeyes restaurant system. These agreements extend through June 30, 2010.

      In 2003, 2002 and 2001 payments made to King Features were $0.9 million, $0.9 million and $1.2 million, respectively. Payments are made from a cooperative advertising fund (Note 2) associated with the Popeyes brand.

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

      The contract includes a fixed annual fee of $1.3 million (adjusted each year by a minimum 4% annual increase), plus a variable fee based upon the number of company-operated QSRs and the number of franchised QSRs. At December 28, 2003, future minimum payments under this contract, including the variable rates applied to the Company’s and its franchisees’ QSR count at December 28, 2003, are as follows:

(In millions)

2004	$4.1
2005	4.3
2006	4.5
2007	4.7
2008	4.8
Thereafter	5.1
$27.5

      During 2003 and 2002, the Company expensed $4.0 million and $1.5 million, respectively, under this agreement.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

      Information Technology Outsourcing — D&T. The Company has an information technology outsourcing contract with D&T. The contract became effective on January 1, 2003 and extends through December 31, 2009.

      The contract, as amended, provides for an annual information technology services fee of $2.8 million (adjusted each year by a minimum 4% annual increase) as well as recurring pass-through costs, software upgrade fees and other miscellaneous annual charges. At December 28, 2003, the future minimum payments under this contract were as follows:

(In millions)

2004	$5.6
2005	3.9
2006	4.0
2007	4.1
2008	4.2
Thereafter	4.4
$26.2

      Included in the above amount for 2004 are $1.5 million related to capital expenditures. During 2003, the Company expensed $3.3 million under this agreement.

      Information Technology Outsourcing — IBM. In August 1994, the Company entered into an information technology outsourcing contract with IBM. The contract was amended in June 1999. During 2002, pursuant to the terms and conditions of the contract, the Company gave written notice to cancel it effective January 1, 2003. No future minimum payments exist under this contract. Operating expenses of approximately $7.8 million and $8.2 million related to it are included in the statements of operations for the years 2002 and 2001, respectively.

      On April 1, 2003, the Company entered into a new outsourcing service contract with IBM, which expires March 31, 2010. Future minimum payments under this contract are as follows:

(In millions)

2004	$5.4
2005	5.0
2006	4.8
2007	4.5
2008	4.3
Thereafter	5.3
$29.3

      During 2003, the Company expensed $5.0 million under this agreement. During 2003, the Company also incurred approximately $1.1 million of charges related to the interim period between the two aforementioned contracts.

      Employment Agreements. The Company has employment agreements with seven senior executives which provide for annual base salaries ranging from $230,000 to $575,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements generally terminate in 2004 or 2005, unless earlier terminated or otherwise renewed, pursuant to the terms thereof. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, up to two times his base annual salary and up to two times the bonus payable to the individual for the fiscal year in which such termination occurs. Under the agreements, upon a change of control of the Company and a significant reduction in

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

the executive’s responsibilities or duties, the executive may terminate his employment and would be entitled to receive the same severance pay he would have received had his employment been terminated without cause.

      AFC Loan Guarantee Programs. In March 1999, the Company implemented a program to assist qualified current and prospective franchisees in obtaining the financing needed to purchase or develop franchised units at competitive rates. Under the program, the Company guarantees up to 20% of the loan amount toward a maximum aggregate liability for the entire pool of $1.0 million. For loans within the pool, the Company assumes a first loss risk until the maximum liability for the pool has been reached. Such guarantees typically extend for a three-year period. As of December 28, 2003, approximately $9.1 million was borrowed under this program, of which the Company was contingently liable for $1.0 million in the event of default.

      In November 2002, the Company implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. Under the program, the Company assumes a first loss risk on the portfolio up to 10% of the sum of the original funded principal balances of all program loans. As of December 28, 2003, approximately $1.5 million was borrowed under this program, of which the Company was contingently liable for $0.2 million in the event of default.

      These loan guarantees have not been recorded as an obligation in the Company’s consolidated balance sheets. The Company does not expect any material loss to result from these guarantees because it does not believe that performance, upon its part, will be required.

      Other Commitments. The Company has guaranteed certain loans and lease obligations of approximately $1.4 million as of December 28, 2003. These guarantees arose in connection with the sale of company-operated QSRs to franchisees and extend for periods as long as eight years after the date of the agreements. These guarantees have not been recorded as an obligation in the Company’s consolidated balance sheets. The Company does not expect any material loss to result from these guarantees because it does not believe that performance, upon its part, will be required.

      Litigation. The Company is involved in several matters relating to its announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002 and its announcement on April 22, 2003 indicating that it would also restate its financial statements for fiscal year 2000.

      On March 25, 2003, plaintiffs filed the first of eight securities class action lawsuits in the United States District Court for the Northern District of Georgia against AFC and several of its current and former directors and officers. By order dated May 21, 2003, the district court consolidated the eight lawsuits into one consolidated action. On January 26, 2004, the plaintiffs filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) on behalf of a putative class of persons who purchased or otherwise acquired AFC stock between March 2, 2001 and March 24, 2003. In the Consolidated Complaint, plaintiffs allege that the registration statement filed in connection with AFC’s March 2001 initial public offering (“IPO”) contained false and misleading statements in violation of Sections 11 and 15 of the Securities Act of 1933 (“1933 Act”). The defendants to the 1933 Act claims include AFC, certain of AFC’s current and former directors and officers, an institutional shareholder of AFC, and the underwriters of AFC’s IPO. Plaintiffs also allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“1934 Act”) and Rule 10b-5 promulgated there under. The plaintiffs’ 1934 Act allegations are pled against AFC, certain current and former directors and officers of AFC, and two institutional shareholders. The plaintiffs also allege violations of Section 20A of the 1934 Act against certain current and former directors and officers and two institutional shareholders based upon alleged stock sales. The Consolidated Complaint seeks certification as a class action, compensatory damages, pre-judgment and post-judgment interest, attorneys’ fees and costs, an accounting of the proceeds of certain defendants’ alleged stock sales, disgorgement of bonuses and trading profits by AFC’s CEO and former CFO, injunctive relief, including the imposition of a constructive trust on certain defendants’ alleged trading proceeds, and other relief. AFC has not yet filed a response to the Consolidated Complaint.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

      On June 5, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in the United States District Court for the Northern District of Georgia against certain current and former members of the Company’s board of directors and the Company’s largest shareholder. On July 24, 2003, a different shareholder filed a substantially identical lawsuit in the same court against the same defendants. By order dated September 23, 2003, the District Court consolidated the two lawsuits into one consolidated action. On November 24, 2003, the plaintiffs filed a consolidated amended complaint that added as defendants three additional current or former officers of AFC and two other large shareholders of AFC. The consolidated complaint alleges, among other things, that the director defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, disgorgement or forfeiture of certain bonuses and options earned by certain defendants, disgorgement of profits earned through alleged stock sales by certain defendants, recovery of attorneys’ fees and costs, and other relief. On February 23, 2004, the defendants moved to dismiss the consolidated complaint. The plaintiffs have not yet responded to the defendants’ motion to dismiss.

      On August 7, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in Gwinnett County Superior Court, State of Georgia, against certain current and former members of the Company’s board of directors. The complaint alleges that the defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error and by failing to maintain adequate internal accounting controls. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, attorneys’ fees, and other relief. On January 20, 2004, the defendants moved to dismiss or, alternatively, to stay the case. The plaintiff has not yet responded to the defendants’ motion.

      On May 15, 2003, a plaintiff filed a securities class action lawsuit in Fulton County Superior Court, State of Georgia, against AFC and certain current and former members of the Company’s board of directors on behalf of a class of purchasers of the Company’s common stock “in or traceable to” AFC’s December 2001 $185.0 million public offering of common stock. The lawsuit asserts claims under Sections 11 and 15 of the 1933 Act. The complaint alleges that the registration statement filed in connection with the offering was false or misleading because it included financial statements issued by the Company that were materially in error. The complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and other relief. The plaintiff claims that as a result of AFC’s announcement that it was restating its financial statements for fiscal year 2001 (and at the time of the complaint, was examining restating its financial statements for fiscal year 2000), AFC will be absolutely liable under the 1933 Act for all recoverable damages sustained by the putative class. On July 20, 2003, the defendants removed the action to the United States District Court for the Northern District of Georgia. The plaintiff filed a motion to remand the case to state court. The defendants opposed the motion to remand. On November 25, 2003, the federal district court entered an order remanding the case to state court but staying the order to allow the defendants to seek interlocutory appellate review of the decision. The United States Court of Appeals for the Eleventh Circuit agreed to hear the defendants’ appeal. Briefing in the Court of Appeals is expected to be completed on or about April 2, 2004.

      On April 30, 2003, the Company received an informal, nonpublic inquiry from the SEC requesting voluntary production of documents and other information. The requests for documents and information relate primarily to the Company’s announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002. The SEC is also investigating whether the disclosure of certain financial information in November 2002 was in compliance with SEC Regulation FD. The Company is cooperating with the SEC in these inquiries.

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

For Fiscal Years 2003, 2002 and 2001

policies; that some or all of the claims will not be covered by such policies; or that, even if covered, AFC’s ultimate liability will exceed the available insurance.

      The lawsuits against AFC described above present material and significant risk to the Company. Although the Company believes it has meritorious defenses to the claims of liability or for damages in these actions, it is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages. The amount of a settlement of, or judgment on, one or more of these claims or other potential claims relating to the same events could substantially exceed the limits of the Company’s D&O insurance. The ultimate resolution of these matters could have a material adverse impact on the Company’s financial results, financial condition or liquidity.

      The Company is a defendant in various legal proceedings arising in the ordinary course of business, including claims resulting from “slip and fall” accidents, employment-related claims, claims from guests or employees alleging illness, injury or other food quality, health or operational concerns and claims related to franchise matters. The Company has established adequate reserves to provide for the defense and settlement of such matters and it believes their ultimate resolution will not have a material adverse effect on its financial condition or its results of operations or liquidity.

      Insurance Programs. The Company carries property, general liability, business interruption, crime, directors and officers liability, employment practices liability, environmental and workers’ compensation insurance policies (except for workers’ compensation in the State of Texas, where the Company is self-insured for the first $0.3 million against such liabilities) which it believes are customary for businesses of its size and type. Pursuant to the terms of their franchise agreements, the Company’s franchisees are also required to maintain certain types and levels of insurance coverage, including commercial general liability insurance, workers’ compensation insurance, all risk property and automobile insurance.

      The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 28, 2003, the Company’s insurance reserves were partially collateralized by letters of credit and/or cash deposits of $8.7 million.

      Environmental Matters. The Company is subject to various federal, state and local laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations, as well as other applicable laws and regulations governing its operations. Approximately 150 of the Company’s current and formerly owned and/or leased properties are known or suspected to have been used by prior owners or operators as retail gas stations and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks (“USTs”) and some of these properties may currently contain abandoned USTs. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, the Company, as the current or former owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at its properties that are unrelated to USTs. The Company has obtained insurance coverage that it believes is adequate to cover any potential environmental remediation liabilities. The Company is currently not subject to any administrative or court order requiring remediation at any of its properties.

      Foreign Operations. The Company’s international operations are limited to the franchising of its various brands. For each of 2003, 2002 and 2001, such operations represented approximately 15.6%. 16.6% and 17.3% of total franchise revenues, respectively; and 3.9%, 3.5% and 2.9% of total revenues, respectively. At December 28, 2003, approximately $3.1 million of the Company’s accounts receivable were denominated in foreign currencies.

      Due to its international operations, the Company is exposed to risks from changes in international economic conditions and changes in foreign currency rates. To reduce its foreign currency risks associated with royalty streams from franchised operations in Korea, on a limited basis, the Company has entered into foreign currency agreements

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

with respect to the Korean Won. Net losses incurred by the Company during 2003, 2002 and 2001 related to these agreements were not significant to the Company’s financial position or its results of operations.

      Geographic Concentrations. Of AFC’s domestic company-operated and franchised QSRs, the majority are located in the southern and southwestern United States. The Company’s international franchisees operate in Korea, Puerto Rico, Indonesia, Mexico and Canada and various countries throughout South America, Asia and Europe.

      Significant Franchisee. During 2003, 2002 and 2001, one domestic franchisee accounted for approximately 7.1%, 7.6% and 8.1%, respectively of the Company’s royalty revenues from continuing operations.

Note — 14 Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

      Current Assets and Current Liabilities. The Company believes the fair value of its cash and cash equivalents, accounts receivable, inventories, prepaid income taxes, other current assets and accounts payable approximates carrying value.

      Long-term Notes Receivable. The Company believes the fair value of its long-term notes receivable approximates the carrying value, as the respective interest rates are commensurate with the credit and interest rate risks involved.

      Notes Receivable from Officers. The Company believes the fair value of its notes receivable from officers, including accrued interest and unamortized discounts approximates their carrying value, as the interest rates on these notes are not substantially different from prevailing market rates.

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

      Share Repurchase Program. Effective July 22, 2002, the Company’s board of directors approved a share repurchase program of up to $50.0 million. On October 7, 2002, the Company’s board of directors approved a $50.0 million increase to the program. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During 2002, the Company repurchased 3,692,963 shares of common stock for approximately $77.9 million under this program. No repurchases were made during 2003.

      Dividends. During 2003, 2002 and 2001, the Company did not declare nor did it pay any cash or stock dividends. As amended, the 2002 Credit Facility restricts the extent to which the Company or any of its subsidiaries may declare or pay a cash dividend.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

Note — 16 Stock Option Plans

      The 1992 Stock Option Plan. Under the 1992 Nonqualified Stock Option Plan, the Company was authorized to issue options to purchase approximately 1.2 million shares of the Company’s common stock. As of November 13, 2002, the Company will no longer grant options from this plan. The per share exercise price is $0.12. The outstanding options allow certain officers of the Company to purchase 0.6 million shares of common stock. If not exercised, the options expire 15 years after the date of issuance. As of December 28, 2003, all of the outstanding options were exercisable. As of December 28, 2003, the weighted-average remaining contractual life of these options is 3.9 years and the weighted-average exercise price was $0.12 per share.

      The 1996 Nonqualified Performance Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Performance Stock Option Plan. This plan authorized the issuance of options to purchase approximately 1.6 million shares of the Company’s common stock. As of November 13, 2002, the Company will no longer grant options from this plan. Exercise prices range from $4.98 to $11.63 per share. The options outstanding allow certain employees of the Company to purchase approximately 1.0 million shares of common stock. Vesting was based upon the Company achieving annual levels of earnings before interest, taxes, depreciation and amortization over fiscal year periods beginning with fiscal year 1996 through 1998. From 1999 through 2001, vesting was based on earnings. If not exercised, the options expire ten years from the date of issuance. Under this plan, compensation expense was recorded over the service period. During 2001, the Company recorded approximately $0.3 million in compensation expense. No compensation expense was recorded under this plan during 2002 or 2003. As of December 28, 2003, all of the outstanding options were exercisable, the weighted-average remaining contractual life was 4.0 years and the weighted-average exercise price was $9.12 per share.

      The 1996 Nonqualified Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Stock Option Plan. This plan authorized the issuance of approximately 4.1 million options. As of November 13, 2002, the Company will no longer grant options from this plan. Exercise prices range from $4.98 to $32.48 per share. The Company granted approximately 0.9 million options in 2001 at exercise prices ranging from $15.00 to $22.75 per share. In 2002, the Company granted 1.0 million options at prices ranging from $24.82 to $32.48 per share. The grants in 2001 and 2002 were all at prices which approximated the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 1.6 million shares of common stock, which vest at 25% per year. If not exercised, the options expire seven years from the date of issuance. During 2003, 2002 and 2001 the Company recognized approximately $0.2 million, $0.3 million and $0.1 million in compensation expense from modifications to specific individual grants. As of December 28, 2003, the weighted-average remaining contractual life of the unexercised options was 3.6 years, the weighted-average exercise price per share was $20.54 and 0.8 million options were exercisable.

      The 1998 Substitute Nonqualified Stock Option Plan. In connection with the Seattle Coffee acquisition in March 1998, the Company created the Substitute Nonqualified Stock Option Plan. This plan authorized the issuance of approximately 0.3 million options at exercise prices that ranged from $5.87 to $10.13 per share. The Company issued approximately 0.3 million options at the closing date of the acquisition. The options vested upon issuance by the Company. All remaining options were exercised during 2003.

      Warrants. In connection with the Seattle Coffee acquisition, the Company authorized the issuance of approximately 115,000 warrants to the former Seattle Coffee shareholders to purchase AFC common stock at per share prices ranging from $5.87 to $9.00. All unexercised warrants expired during 2001. The fair value of these warrants was added to the goodwill resulting from the acquisition.

      The 2002 Incentive Stock Option Plan. In February 2002, the Company created the 2002 Incentive Stock Option Plan. This plan authorizes the issuance of 4.5 million options. In 2002 and 2003, the Company did not grant any options under this plan. Grants will be, at a minimum, at prices which approximate the fair market value of the Company’s common stock at the date of grant. If not exercised, the options expire ten years from the date of issuance.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

      Under this plan, on February 6, 2004, the Company issued to certain of its employees options to purchase 412,250 shares of the Company’s common stock at a strike price of $20.50 per share.

      A Summary of Plan Activity. A summary of the status of the Company’s five stock option plans and warrants as of December 28, 2003, December 29, 2002 and December 30, 2001 and changes during the years is presented in the table and narrative below:

(Shares in thousands)	2 2002 2001
		Wtd Avg		Wtd Avg		Wtd Avg
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding at beginning of year	4,136	$13.27	3,986	$8.68	4,232	$6.57
Granted options	—	—	1,014	28.01	854	17.16
Exercised options and warrants	(488)	6.65	(710)	6.58	(1,000)	6.35
Cancelled options and warrants	(435)	23.54	(154)	22.30	(100)	15.40

Outstanding at end of year	3,213	12.89	4,136	13.27	3,986	8.68

Exercisable at end of year	2,486	$9.75	2,478	$6.95	2,754	$5.67
Weighted average fair value of options and warrants granted		$6.14		$6.28		$4.29

      Options are granted at prices that equaled the fair market price of the common stock at the grant date.

Note — 17 Other Employee Benefit Plans

      401(k) Savings Plan. The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 20.0% of their eligible compensation to the Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 4.0% of their eligible compensation. The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.4 million, $0.5 million and $0.7 million during 2003, 2002 and 2001, respectively, for its contributions to the Plan.

      Deferred Compensation Plan. The Company’s Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan that benefits certain designated key management or highly compensated employees. Under this plan, an employee may defer up to 50% of base salary and 100% of any bonus award in increments of 1% on a pre-tax basis. The Company may make both voluntary and matching contributions to the plan. At December 28, 2003, the funds were invested in money market funds and variable life insurance policies that have an aggregate value of approximately $2.8 million. At December 29, 2002, the funds were invested in money market funds and variable life insurance policies that had an aggregate value of approximately $3.2 million. All plan assets are subject to the Company’s creditors. The Company expensed approximately $0.1 million, $0.2 million and $0.1 million in 2003, 2002 and 2001, respectively, for its contributions to the plan. As of December 28, 2003 and December 29, 2002, the Company’s liability under the plan was $2.7 million and $3.1 million, respectively.

      Executive Retirement and Benefit Plan. The Company has a nonqualified, unfunded retirement, disability and death benefit plan for certain executive officers. Annual retirement benefits are equal to 30% of the executive officer’s average base compensation for the five years preceding retirement plus health benefit coverage and are payable in 120 equal monthly installments following the executive officer’s retirement date. Death benefits are up to five times the officer’s base compensation at the time of employment. The Company has the discretion to increase the employee’s death benefits. Death benefits are funded by life insurance arrangements. The accumulated benefit

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

obligation related to this plan was approximately $2.4 million and $2.3 million as of December 28, 2003 and December 29, 2002, respectively.

      The following table sets forth, for the retirement plan, the funded status and the amounts that are included in other long-term liabilities in the accompanying consolidated balance sheets as of December 28, 2003 and December 29, 2002:

(In millions)	2003	2002

Actuarial present value of benefit obligation:
Accumulated benefits obligation	$1.5	$1.2

Projected benefit obligation	$2.0	$1.6
Plan assets at fair value	—	—

Projected benefit obligation in excess of plan assets	2.0	1.6
Prior service cost not yet recognized in pension cost	(0.3)	(0.3)
Unrecognized cumulative net gains and assumption change effects	0.7	1.0

Plan liability before recognition of minimum liability adjustment	2.4	2.3
Adjustment required to recognize minimum liability	—	—
Plan liability	$2.4	$2.3

      In 2003, 2002 and 2001, benefits paid under the plan were less than $0.1 million. During 2004, the Company estimates that benefits to be paid under the plan will be less than $0.1 million. Expense for the retirement plan, for fiscal years 2003, 2002 and 2001, include the following cost components:

(In millions)	2003	2002	2001

Service costs	$0.1	$0.1	$0.1
Interest costs	0.1	0.1	0.1
Plan expense	$0.2	$0.2	$0.2

      The Company’s assumptions used in determining the plan cost and liabilities include a 6.0% per annum discount rate and a 5.0% rate of salary progression in 2003, a 7.0% per annum discount rate and a 5.0% rate of salary progression in 2002 and a 7.5% per annum discount rate and a 5.0% rate of salary progression in 2001.

      The Company also provides post-retirement medical benefits (including dental coverage) for certain retirees and their spouses. This benefit begins on the date of retirement and ends after 120 months or upon the death of both parties. The accumulated post-retirement benefit obligation for the plan as of December 28, 2003 and December 29, 2002, was approximately $0.4 million and $0.3 million, respectively. The net periodic expense for the medical coverage continuation plan was less than $0.1 million for 2003 and 2002. In 2001, the Company recognized a $0.1 million benefit in the plan. During 2004, the Company estimates that benefits to be paid under the plan will be less than $0.1 million.

      Employee Stock Purchase Program. On February 14, 2002, the Company’s board of directors approved an employee stock purchase plan, the first offering of which was on July 15, 2002. This plan authorizes the issuance of 750,000 shares. As of December 28, 2003, there are 704,746 shares available for issuance under the plan. The plan allows eligible employees the opportunity to purchase stock of the Company at a discount during an offering period. Each approximate twelve month offering period consists of two purchase periods of approximately six months duration wherein the stock purchase price on the last day of each purchase period is the lesser of 85% of the fair market value of a share of common stock of the Company on the first day of the offering period or 85% of such fair market value on the last day of the purchase period. As of December 28, 2003 and December 29, 2002 outstanding contributions under this program are less than $0.1 million for each year.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

Note — 18 Impairment Charges and Other

(In millions)	2003	2002	2001

Impairment and other write-downs of non-current assets	$46.1	$11.3	$10.4
Restatement costs	12.6	—	—
Unit closures and refurbishments	3.2	0.9	0.6
Net (gain) loss on sale of assets	(0.8)	4.0	1.1
Special investigation, shareholder litigation and other	1.4	—	—
Wholesale costs	1.4	3.0	—
	$63.9	$19.2	$12.1

      Impairment charges by business segment were as follows:

(In millions)	2003	2002	2001

Chicken	$17.2	$6.0	$7.5
Bakery	28.5	5.3	2.2
Corporate	0.4	—	0.7
	$46.1	$11.3	$10.4

      The $17.2 million of impairment charges in 2003 that is associated with our chicken segment include fourth quarter charges of $13.6 million. Of this, $7.0 million relates to the write-down of assets under contractual arrangements and the remainder to the closing of 19 company-operated QSRs. The write-down associated with assets under contractual agreement was based upon an estimate of the fair value of such assets giving consideration to certain modifications to the terms of a particular agreement that is currently being negotiated. Additionally, during 2003 there were $3.6 million of impairment charges, $2.0 million of which related to a new restaurant concept that was abandoned.

      The $28.5 million of impairment charges in 2003 that is associated with our bakery segment include fourth quarter charges of $28.0 million. Of this, $7.6 million relates to the writedown of goodwill; $18.1 million to the writedown of trademarks and trade names; $0.5 million to the writedown of other intangible assets and $1.8 million to the writedown of property and equipment at QSR sites. These charges were the result of consecutive years of deteriorating operations and lower cash flow projections indicating a decline in value.

      During 2003, the Company incurred costs associated with the re-audit and restatement of its 2001 and 2000 financial statements. Included therein are fees for outside auditors, fees for accountants engaged to assist in the restatement, attorneys’ fees, bank amendment fees and various ancillary costs. As a consequence of the restatement, the Company also incurred significant costs associated with an independent investigation commissioned by the Company’s Audit Committee, attorney fees associated with the shareholder litigation discussed in Note 13 and certain other related costs.

      Unit closures and refurbishments includes the accrual of future lease obligations on closed facilities and other miscellaneous charges, with the exception of impairment charges, associated with the closing or the re-imaging of company-operated QSRs. Under the Company’s current re-imaging program, the physical structures of its QSRs are modernized. This typically involves an interior and exterior makeover of the QSR along with new logos, uniforms, menu boards and menu items. During 2003, 2002 and 2001, write-downs of non-current assets related to unit closures and refurbishment activities were approximately $3.5 million, $3.7 million and $4.6 million, respectively. These charges are a component of “impairment and other write-downs of non-current assets.”

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

Note — 19 Interest Expense, Net

(In millions)	2003	2002	2001

Interest on debt, net of capitalized amounts	$7.0	$12.7	$22.2
Amortization of debt issuance costs	0.9	1.1	1.6
Write-off of debt issuance costs	—	3.1	0.5
Premiums — early debt extinguishments	—	6.5	1.1
Other debt related charges	1.0	0.8	0.7
Interest income	(1.8)	(1.6)	(1.5)
	$7.1	$22.6	$24.6

Note — 20 Income Taxes

      Total income taxes for fiscal years 2003, 2002 and 2001, were allocated as follows:

(In millions)	2003	2002	2001

Income tax (benefit) expense from continuing operations	$(0.5)	$17.5	$16.3
Income tax expense (benefit) from discontinued operations	1.7	(1.5)	(2.6)
Cumulative effect of a change in accounting principle	(0.3)	—	—

Income taxes in the statements of operations, net	0.9	16.0	13.7
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1.5)	(5.3)	(4.1)
Total	$(0.6)	$10.7	$9.6

      The components of income tax expense associated with continuing operations included in the statements of operations were as follows:

(In millions)	2003	2002	2001

Current income tax expense:
Federal	$4.6	$5.3	$13.3
Foreign	2.4	2.1	2.3
State	2.0	—	2.2

	9.0	7.4	17.8
Deferred income tax expense (benefit):
Federal	(7.9)	8.7	(1.5)
Foreign	—	—	—
State	(1.6)	1.4	—
	$(0.5)	$17.5	$16.3

      Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company’s U.S. income tax liabilities.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

      A reconciliation of the Federal statutory income tax rate to the Company’s effective tax rate associated with continuing operations is as follows:

	2003	2002	2001

Federal income tax rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	4.6	2.0	3.6
Non-deductible goodwill	40.9	1.0	4.1
Non-deductible meals	1.8	.3	.5
Benefit of job tax credits	(6.1)	(.8)	(1.9)
Adjustment to prior year tax accruals	(15.4)	—	—
Other items, net	.8	.1	.6
Effective income tax (benefit) expense rate	(8.4)%	37.6%	41.9%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In millions)	2003	2002

Deferred tax assets:
Deferred franchise fee revenue	$8.0	$8.4
Deferred compensation	4.9	4.9
Net operating loss carryforwards	5.1	5.1
Deferred rentals	5.2	4.9
Insurance accruals	2.1	2.8
Tax credit carryforwards	1.8	4.6
Allowance for doubtful accounts	2.4	1.2
Other accruals	0.3	0.1
Other assets	7.0	5.5

Total gross deferred tax assets	36.8	37.5
Less valuation allowance	(6.5)	(6.5)

Net deferred tax assets	$30.3	$31.0

Deferred tax liabilities:
Franchise value and trademarks	$(26.3)	$(35.4)
Property, plant and equipment	(6.5)	(12.5)

Total gross deferred liabilities	(32.8)	(47.9)
Net deferred tax liability	$(2.5)	$(16.9)

      At December 28, 2003 and December 29, 2002, the Company had U.S. Net Operating Losses (“NOLs”) of $13.4 million expiring from 2010 to 2013 and tax credit carryforwards in the amounts of $1.8 million expiring from 2004 to 2014. These NOLs and $1.8 million of the tax credit carryforwards were acquired in connection with the Cinnabon acquisition and are subject to limitations under the Internal Revenue Code. Management has determined that it is more likely than not that the deferred tax assets attributable to certain acquired NOLs and tax credit carryforwards previously described will not be realized and as such has established a valuation allowance of $6.5 million. Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 28, 2003 would be allocated to goodwill and other non-current intangible assets. Based on management’s assessment, it is more likely than not that the remaining net deferred tax assets will be realized through future reversals of existing temporary differences and future taxable income.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

      Included in accounts payable at December 28, 2003 and December 29, 2002 are current income taxes payable in the amount of $6.2 million and $7.2 million, respectively.

Note — 21 Components of Earnings Per Share Computation

(In millions)	2003	2002	2001

Numerators for earning per share computation:
(Loss) income before discontinued operations and accounting change	$(6.0)	$29.0	$22.6
Loss from discontinued operations	(2.7)	(40.7)	(7.0)
Loss from the cumulative effect of an accounting change	(0.4)	—	—
Net (loss) income	$(9.1)	$(11.7)	$15.6
Denominator for basic earnings per share — weighted average shares	27.8	30.0	29.5
Dilutive employee stock options and warrants	0.9	1.5	1.8
Denominator for diluted earnings per share	28.7	31.5	31.3

Note — 22 Related Party Transactions

      In April and May of 1996, the Company loaned certain officers of the Company an aggregate of $4.7 million to pay personal withholding tax liabilities incurred as a result of a $10.0 million executive stock compensation award earned in 1995. All the individual notes have similar terms, bear interest at 6.25% per annum and mature on December 31, 2003. The notes are secured primarily by shares of AFC common stock owned by the officers. During 2001, three of these notes and the associated interest aggregating approximately $0.1 million were satisfied by assigning to the Company that portion of the pledged shares having a fair market value equal to the pay-off amount. The full recourse note receivable balances, net of any unamortized discounts, interest receivable balances and payments as of December 28, 2003 and December 29, 2002 are included as a reduction to shareholders’ equity in the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity.

      In October 1998, the Company loaned certain officers of the Company an aggregate of $1.3 million to pay for shares of common stock offered by AFC in connection with the acquisition of Cinnabon. During 1999, AFC loaned two officers of the Company an aggregate of $0.4 million to pay for shares of common stock offered by other departing officers. All the individual notes have similar terms. Each full recourse note bears interest at 7.0% per annum with principal and interest payable at December 31, 2005. The notes are secured primarily by the shares purchased by the employees. The note receivable balances and interest receivable balances, net of payments, as of December 28, 2003 and December 29, 2002 are included as a reduction to shareholders’ equity in the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity.

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

      Of the $3.4 million of notes receivable (including accrued interest and unamortized discounts) due from officers outstanding at December 28, 2003, $1.6 million is due December 31, 2003 and the remainder is due in 2005.

      From December 28, 2003 to March 26, 2004, $1.9 million of notes receivable from officers were paid down pursuant to the terms and conditions of the notes.

Note — 23 Discontinued Operations

(In millions)	2003	2002	2001

Loss from discontinued operations	$(0.8)	$(42.2)	$(9.6)
Income tax (expense) benefit	0.2	1.5	2.6
Loss on sale of Seattle Coffee, including $1.9 of income taxes	(2.1)	—	—
	$(2.7)	$(40.7)	$(7.0)

      On July 14, 2003, the Company sold Seattle Coffee to Starbucks Corporation for $72.0 million. Net proceeds of the sale, after transaction costs and adjustments, were approximately $62.1 million, which is subject to possible post-closing adjustments. In this transaction, the Company sold substantially all of the continental U.S. and Canadian operations of Seattle Coffee and its wholesale coffee business. Following this transaction, the Company continues to franchise the Seattle’s Best Coffee brand in retail locations in Hawaii, in certain international markets and on certain U.S. military bases.

      During 2003, 2002 and 2001, revenues associated with these discontinued operations were approximately $49.5 million, $94.9 million, and $89.7 million, respectively. Balance sheet data associated with these operations, as of December 29, 2002, was as follows:

(In millions)	2002

Assets:
Cash and cash equivalents	$1.2
Accounts receivable, net	10.6
Other current assets (including $11.8 of inventories)	12.3
Property and equipment, net	23.9
Intangible assets (including $5.6 of goodwill)	18.0
Other long-term assets, net	4.8
Total assets	$70.8
Liabilities:
Accounts payable and accrued liabilities	$8.6
Deferred credits and other long-term liabilities	2.1
Total liabilities	$10.7

Note — 24 Segment Information (Continuing Operations)

      The Company’s operating segments combine Popeyes and Church’s operations to form its chicken segment and its Cinnabon and Seattle’s Best Coffee operations to form its bakery segment.

      Inter-segment revenue is eliminated through corporate revenue. The corporate revenues include rental income from leasing and subleasing agreements with third parties. During 2003, the Company allocated certain information technology costs to its chicken and bakery segments which in previous years had been reported in the Company’s corporate segment. Prior year’s allocations were adjusted to be consistent with the 2003 approach. This had the

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

effect of changing previously reported operating profits for the segments and corporate, but it had no effect on total operating profit.

(In millions)	Chicken	Bakery	Corporate	Total

2003

Total revenues	$409.5	$48.7	$1.1	$459.3
Operating profit	76.6	(31.4)	(44.6)	0.6
Depreciation and amortization	16.3	2.9	3.8	23.0
Capital expenditures	11.6	1.9	10.8	24.3
Goodwill — year end	10.6	4.1	—	14.7
Total assets — year end	252.6	40.5	62.4	355.5

2002

Total revenues	$454.9	$67.7	$2.1	$524.7
Operating profit	103.9	(12.3)	(22.5)	69.1
Depreciation and amortization	18.6	5.0	1.7	25.3
Capital expenditures	30.1	3.9	9.5	43.5
Goodwill — year end	10.6	11.7	—	22.3
Total assets — year end(a)	274.0	67.1	146.2	487.3

2001

Total revenues	$514.8	$81.1	$1.6	$597.5
Operating profit	84.6	(4.6)	(16.5)	63.5
Depreciation and amortization	27.6	7.2	1.0	35.8
Capital expenditures	36.8	9.4	2.9	49.1
Goodwill — year end	10.6	13.0	—	23.6
Total assets — year end(a)	275.9	81.5	167.9	525.3

(a)	Included in corporate assets for 2002 and 2001 are $70.8 million and $107.9 million, respectively, representing assets of discontinued operations.