Form 10-Q
period 2003-04-20
AFC ENTERPRISES INC
filed 2004-05-24
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2003
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

Yes      No  ✓

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  ✓ No

     As of April 18, 2004 there were 28,054,209 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

Part 1. Financial Information

Item 1.     Financial Statements

AFC Enterprises, Inc.

Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	16 Weeks Ended
	04/20/03	04/21/02
		(As Restated)
Revenues:
Sales by company-operated restaurants	$99.4	$129.2
Franchise revenues	33.1	31.9
Other revenues	6.9	5.0

Total revenues	139.4	166.1

Expenses:
Restaurant employee, occupancy and other expenses	51.9	66.6
Restaurant food, beverages and packaging	29.3	35.5
General and administrative expenses	33.1	29.0
Depreciation and amortization	7.3	8.1
Impairment charges and other	4.9	0.5

Total expenses	126.5	139.7

Operating profit	12.9	26.4
Interest expense, net	2.5	5.3

Income before income taxes, discontinued operations and accounting change	10.4	21.1
Income tax expense	4.0	7.9

Income before discontinued operations and accounting change	6.4	13.2
Discontinued operations, net of income taxes	(0.3)	(10.1)
Cumulative effect of an accounting change, net of income taxes	(0.4)	—

Net income	$5.7	$3.1

Basic earnings (loss) per common share:
Income before discontinued operations and accounting change	$0.23	$0.43
Discontinued operations, net of income taxes	(0.01)	(0.33)
Cumulative effect of an accounting change, net of income taxes	(0.01)	—

Net income	$0.21	$0.10

Diluted earnings per common share:
Income before discontinued operations and accounting change	$0.22	$0.41
Discontinued operations, net of income taxes	(0.01)	(0.31)
Cumulative effect of an accounting change, net of income taxes	(0.01)	—

Net income	$0.20	$0.10

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	04/20/03	12/20/02
ASSETS
Current assets:
Cash and cash equivalents	$4.7	$8.4
Accounts and current notes receivable, net	20.5	25.6
Prepaid income taxes	15.1	20.6
Assets of discontinued operations	70.4	70.8
Other current assets	16.3	17.1

Total current assets	127.0	142.5

Long-term assets:
Property and equipment, net	186.6	189.9
Goodwill	22.3	22.3
Trademarks and other intangible assets, net	103.0	103.0
Other long-term assets, net	29.3	29.6

Total long-term assets	341.2	344.8

Total assets	$468.2	$487.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42.1	$50.7
Accrued liabilities	13.5	17.8
Current debt maturities	10.9	17.6
Liabilities of discontinued operations	7.5	10.7

Total current liabilities	74.0	96.8

Long-term liabilities:
Long-term debt	206.3	209.0
Deferred credits and other long-term liabilities	70.2	71.7

Total long-term liabilities	276.5	280.7

Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 27,725,448 and 27,478,744 shares issued and outstanding at 2003 and 2002, respectively)	0.3	0.3
Capital in excess of par value	147.0	144.7
Notes receivable from officers, including accrued interest	(6.2)	(6.1)
Accumulated losses	(23.4)	(29.1)

Total shareholders’ equity	117.7	109.8

Total liabilities and shareholders’ equity	$468.2	$487.3

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	16 Weeks Ended
	04/20/03	04/21/02
		(As Restated)
Cash flows provided by (used in) operating activities:
Net income	$5.7	$3.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	0.3	10.1
Depreciation and amortization	7.3	8.1
Impairment and other write-downs of non-current assets	3.3	0.2
Cumulative effect of an accounting change, pre-tax	0.7	—
Deferred income taxes	(3.0)	8.2
Non-cash interest, net	0.2	0.4
Net gain on sale of assets	(0.7)	(0.3)
Provision for credit losses	0.1	0.4
Change in operating assets and liabilities:
Accounts receivable	4.9	0.5
Prepaid income taxes	5.5	1.5
Other operating assets	0.8	0.2
Accounts payable and other operating liabilities	(7.6)	1.4

Net cash provided by operating activities of continuing operations	17.5	33.8

Net cash (used in) operating activities of discontinued operations	(1.9)	(2.6)

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(7.1)	(12.2)
Capital expenditures of discontinued operations	(0.6)	(2.2)
Proceeds from dispositions of property and equipment	0.1	3.3
Other, net	0.5	0.1

Net cash (used in) investing activities	(7.1)	(11.0)

Cash flows provided by (used in) financing activities:
Principal payments — 1997 Credit Facility	—	(10.1)
Principal payments — 2002 Credit Facility (term loans)	(12.4)	—
Net (repayments) borrowings — 2002 Credit Facility (revolver)	5.0	—
Net (repayments) borrowings — Southtrust Line of Credit	—	(1.7)
Principal payments — other notes	(2.0)	—
Principal payments — capital lease obligations	—	(0.2)
Issuance of common stock, net	—	(0.1)
Decrease in bank overdrafts, net	(4.1)	(9.9)
Debt issuance costs	(0.1)	—
Proceeds from exercise of employee stock options	0.9	2.5

Net cash (used in) financing activities	(12.7)	(19.5)

Net increase (decrease) in cash and cash equivalents	(4.2)	0.7
Cash and cash equivalents at beginning of period	9.6	5.1

Cash and cash equivalents at end of period	$5.4	$5.8

Cash and cash equivalents of continuing operations at end of period	$4.7	$4.7
Cash and cash equivalents of discontinued operations at end of period	$0.7	$1.1

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

1.   Description of Business

     AFC Enterprises, Inc. and its subsidiaries (“AFC” or “the Company”) develop, operate and franchise quick-service restaurants, bakeries and cafes (generally referred to as “QSRs” or “units” throughout these notes) in two distinct business segments: chicken and bakery. The Company’s chicken segment operates and franchises under the trade names Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s Chicken™ (“Church’s”); its bakery segment operates and franchises under the trade name Cinnabon® (“Cinnabon”) and currently franchises cafes under the trade name Seattle’s Best Coffee® (“SBC”). The Company’s SBC operations are contractually limited to Hawaii, certain international markets and certain U.S. military bases.

     Discontinued Operations.   As discussed in Note 7, on July 14, 2003, the Company sold Seattle Coffee Company (“Seattle Coffee”), a subsidiary which was the parent company for the Company’s SBC and Torrefazione Italia® Coffee brands. In the transaction, the Company retained a portion of SBC’s franchising operations. In the accompanying financial statements, financial results relating to the divested operations are presented as a discontinued operation. Previously reported consolidated financial statement amounts have been restated to present the divested operations in a manner consistent with the 2003 presentation. Unless otherwise noted, discussions and amounts throughout these notes relate to the Company’s continuing operations.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation.   The condensed consolidated financial statements include the accounts of AFC Enterprises, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     Basis of Presentation.   The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnotes required by generally accepted accounting principles in the United States for complete financial statements are not included. The consolidated balance sheet data as of December 29, 2002, that is presented herein, was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The accompanying condensed consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year.

     Restatement of Prior Year’s Financial Information.   As more fully discussed in Note 11 herein and in the Company’s 2002 Annual Report on Form 10-K, the Company’s condensed consolidated statements of operations and cash flows for the first quarter of 2002 were restated from amounts previously reported to correct for certain accounting errors. All information relating to 2002 presented in these notes reflects that restatement.

     Significant Accounting Policies.   The accounting and reporting policies practiced by the Company are set forth in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 28, 2003, which are contained in the Company’s 2003 Annual Report on Form 10-K.

     Fiscal Periods.   The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The Company’s first fiscal quarter contains 16 weeks and its remaining quarters contain 12 weeks (13 weeks in the fourth quarter of a 53-week year). The 2003 and 2002 fiscal years both contain 52 weeks.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

     Accounting Standards Adopted During The Periods Presented.   In the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). At that time, the Company discontinued its prior practice of amortizing goodwill and other indefinite-lived assets. These assets are now being accounted for by the impairment-only approach. The Company’s finite-lived intangible assets continue to be amortized on a straight-line basis. In adopting SFAS 142, the Company recorded a transitional charge of $11.8 million to reduce the carrying value of the goodwill associated with Seattle Coffee. In the condensed consolidated financial statements, this charge is presented as a component of discontinued operations.

     In the first quarter of 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At the time of adoption, SFAS 144 did not have a material effect on the Company’s consolidated financial statements.

     In the first quarter of 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). Pursuant to FIN 45 a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. At the time of adoption, FIN 45 did not have a material effect on the Company’s consolidated financial statements.

     In the first quarter of 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For obligations under certain leases that are within the scope of SFAS 143, the Company recorded a cumulative effect adjustment of $0.7 million ($0.4 million after tax). The changes in the asset retirement obligation during the quarter were not significant.

     Recent Accounting Pronouncements That The Company Has Not Yet Adopted.   In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). In December 2003, the FASB issued an update, which revised and restated FIN 46 in its entirety (“FIN 46R”).

     FIN 46R clarifies the application of Accounting Research Bulletin No. 51, as it concerns the consolidation of certain entities in which (a) the equity investment at risk does not provide its holders with the characteristics of a controlling financial interest or (b) the equity investments at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. For such entities, a controlling financial interest cannot be identified based upon voting equity interests. FIN 46R refers to such entities as “variable interest entities” (“VIEs”). FIN 46R requires consolidation of VIEs by its primary beneficiary. The primary beneficiary is the entity, if any, that will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, as a result of holding variable interests.

     The Company is currently evaluating the effect of FIN 46R on its accounting for certain franchisee and other relationships. The Company will adopt FIN 46R in the first quarter of 2004. If the Company determines that it is appropriate to consolidate certain of its franchisees, it is possible that consolidation of those franchisees will give rise to a one-time charge for the recognition of minority interest liabilities.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

3.    Long-Term Debt and Other Borrowings

(in millions)	04/20/03	12/29/02

2002 Credit Facility:
Revolving credit facility	$55.0	$50.0
Tranche A term loan	66.0	73.1
Tranche B term loan	94.5	99.8
Capital lease obligations	1.5	1.5
Other notes	0.2	2.2

	217.2	226.6
Less current portion	(10.9)	(17.6)

	$206.3	$209.0

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

     Amendments to the 2002 Credit Facility.   On March 31, 2003, May 30, 2003, July 14, 2003, August 22, 2003, October 30, 2003 and March 26, 2004, the Company amended its 2002 Credit Facility. The effect of these amendments was to:

•	Extend, for purposes of the facility, the deadline for providing the Company’s 2002 annual report to its lenders to December 15, 2003 (this requirement was satisfied as of that date).

•	Extend, for purposes of the facility, the deadline for filing the Company’s quarterly financial information to its lenders for the first, second and third quarters of 2003 to February 28, 2004 (this requirement was satisfied as of that date).

•	Raise the interest rate on outstanding indebtedness under the 2002 Credit Facility until such time as the Company has satisfied its 2002 annual reporting requirement, its 2003 quarterly reporting requirements and attained a bank credit rating of Ba3 and BB-, or better, by each of Moody’s and Standard & Poor’s, respectively.

•	Temporarily reduce the Company’s revolving line of credit from $75.0 million to $65.0 million until the Company delivers all of the required quarterly financial statements and demonstrates a total leverage ratio of not greater than two to one for 2003, at which time the revolving line of credit limit will return to the original commitment amount of $75.0 million (this requirement came into effect during the fourth quarter of 2003 and was satisfied during the first quarter of 2004).

•	Approve the Seattle Coffee divestiture.

•	Require the Company to use proceeds from the sale of Seattle Coffee to pay down $31.3 million of the facility’s term loans and deposit $32.0 million in a collateral account. The pay down occurred on July 17, 2003 and the deposit occurred on July 15, 2003.

•	Require the Company to use $29.2 million of the amounts deposited in the aforementioned collateral account to further pay down the facility’s term loans. The pay down occurred on October 31, 2003.

•	Adjust the computation of certain loan covenant ratios in 2003 to exclude from the computations certain fees associated with a productivity initiative performed in the first quarter of 2003, subject to certain monetary limits, and the various costs associated with the restatement of the Company’s previously issued financial statements.

•	Extend, for purposes of the facility, the filing deadline for the Company’s 2003 annual report to its lenders to April 12, 2004 (this requirement was satisfied prior to that date).

     Because the 2003 amendments were necessitated by the delays in filing the Company’s annual report for 2002 and quarterly reports for 2003, a consequence of the restatement and re-audits of previously issued financial information, the related amendment fees are included as a component of the restatement costs discussed at Note 5.

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

     Under the terms of the revolving credit facility, the Company may also obtain short-term borrowings and letters of credit up to the amount of unused borrowings under that facility. As of April 20, 2003, there

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

were $55.0 million in outstanding borrowings under the revolving credit facility and $6.8 million of outstanding letters of credit, leaving amounts available for short-term borrowings and additional letters of credit of $13.2 million. The revolving credit facility is due in full without installments in May 2007.

4.     Shareholder Litigation

     The Company is involved in several matters relating to its announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002 and its announcement on April 22, 2003 indicating that it would also restate its financial statements for fiscal year 2000.

     On March 25, 2003, plaintiffs filed the first of eight securities class action lawsuits in the United States District Court for the Northern District of Georgia against AFC and several of its current and former directors and officers. By order dated May 21, 2003, the district court consolidated the eight lawsuits into one consolidated action. On January 26, 2004, the plaintiffs filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) on behalf of a putative class of persons who purchased or otherwise acquired AFC stock between March 2, 2001 and March 24, 2003. In the Consolidated Complaint, plaintiffs allege that the registration statement filed in connection with AFC’s March 2001 initial public offering (“IPO”) contained false and misleading statements in violation of Sections 11 and 15 of the Securities Act of 1933 (“1933 Act”). The defendants to the 1933 Act claims include AFC, certain of AFC’s current and former directors and officers, an institutional shareholder of AFC, and the underwriters of AFC’s IPO. Plaintiffs also allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“1934 Act”) and Rule 10b-5 promulgated thereunder. The plaintiffs’ 1934 Act allegations are pled against AFC, certain current and former directors and officers of AFC, and two institutional shareholders. The plaintiffs also allege violations of Section 20A of the 1934 Act against certain current and former directors and officers and two institutional shareholders based upon alleged stock sales. The Consolidated Complaint seeks certification as a class action, compensatory damages, pre-judgment and post-judgment interest, attorney’s fees and costs, an accounting of the proceeds of certain defendants’ alleged stock sales, disgorgement of bonuses and trading profits by AFC’s CEO and former CFO, injunctive relief, including the imposition of a constructive trust on certain defendants’ alleged insider trading proceeds, and other relief. AFC has not yet filed a response to the Consolidated Complaint.

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

     On August 7, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in Gwinnett County Superior Court, State of Georgia, against certain current and former members of the Company’s board of directors. The complaint alleges that the defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error and by failing to maintain adequate internal accounting controls. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, attorneys’ fees, and other relief. On January 20, 2004, the defendants moved to dismiss or, alternatively, to stay the case. On May 17, 2004, the court entered an order staying the proceedings until October 11, 2004, unless the stay is lifted earlier by any of the parties or by the court.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

     On May 15, 2003, a plaintiff filed a securities class action lawsuit in Fulton County Superior Court, State of Georgia, against AFC and certain current and former members of the Company’s board of directors on behalf of a class of purchasers of the Company’s common stock “in or traceable to” AFC’s December 2001 $185.0 million public offering of common stock. The lawsuit asserts claims under Sections 11 and 15 of the 1933 Act. The complaint alleges that the registration statement filed in connection with the offering was false or misleading because it included financial statements issued by the Company that were materially in error. The complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and other relief. The plaintiff claims that as a result of AFC’s announcement that it was restating its financial statements for fiscal year 2001 (and at the time of the complaint, were examining restating its financial statements for fiscal year 2000), AFC will be absolutely liable under the 1933 Act for all recoverable damages sustained by the putative class. On July 20, 2003, the defendants removed the action to the United States District Court for the Northern District of Georgia. The plaintiff filed a motion to remand the case to state court. The defendants opposed the motion to remand. On November 25, 2003, the federal district court entered an order remanding the case to state court but staying the order to allow the defendants to appeal the decision. The United States Court of Appeals for the Eleventh Circuit agreed to hear the defendants’ appeal.

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

     AFC maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. The Company has given notice to its D&O insurers of the claims described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of AFC’s announced restatement of its financial statements. There is risk that the D&O insurers will rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, AFC’s ultimate liability will exceed the available insurance.

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

5.   Impairment Charges and Other

	16 Weeks Ended
(in millions)	04/20/03	04/21/02

Impairment and other write-downs of non-current assets	$3.3	$0.2
Restatement costs	1.6	—
Unit closures and refurbishments	—	0.4
Net (gain) loss on sale of assets	(0.7)	(0.3)
Wholesale costs	0.7	0.2

	$4.9	$0.5

     Of the $3.3 million of impairment charges recognized in the first quarter of 2003, $2.0 million relates to a new restaurant concept, associated with the Company’s chicken segment, which was abandoned during the first quarter.

     During 2003, the Company incurred costs associated with the re-audit and restatement of its 2001 and 2000 financial statements. Included therein are fees for outside auditors, fees for accountants engaged to assist in the restatement, attorney fees, credit facility amendment fees and various ancillary costs.

     As a consequence of the restatement, the Company also incurred costs associated with an independent investigation commissioned by the Company’s Audit Committee, attorney fees associated with certain shareholder litigation and certain other related costs. While these costs were significant for the balance of 2003, they were insignificant in the first quarter of 2003. A discussion of the shareholder litigation can be found at Note 4 to these condensed consolidated financial statements.

6.   Interest Expense, Net

	16 Weeks Ended
(in millions)	04/20/03	04/21/02

Interest on debt, net of capitalized amounts	$2.5	$5.1
Amortization of debt issuance costs	0.3	0.5
Other debt related charges	0.3	0.2
Interest income	(0.6)	(0.5)

	$2.5	$5.3

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

7.     Discontinued Operations – Seattle Coffee Company

     On July 14, 2003, the Company sold Seattle Coffee to Starbucks Corporation for $72.0 million. Net proceeds of the sale were approximately $62.1 million. In this transaction, the Company sold substantially all of the continental U.S. and Canadian operations of Seattle Coffee and its wholesale coffee business. Following this transaction, the Company continues to franchise the Seattle’s Best Coffee brand in retail locations in Hawaii, in certain international markets and on certain U.S. military bases.

     For the first quarters of 2003 and 2002, total revenues and net loss from discontinued operations were as follows:

	16 Weeks Ended
(in millions)	04/20/03	04/21/02

Total revenues	$28.6	$28.7

Net loss from discontinued operations:
Loss from discontinued operations	$(0.4)	$(9.2)
Income tax benefit (expense)	0.1	(0.9)

	$(0.3)	$(10.1)

     Balance sheet data associated with these operations, as of April 20, 2003 and December 29, 2002, were as follows:

(in millions)	04/20/03	12/29/02

Assets:
Cash and cash equivalents	$0.7	$1.2
Accounts receivable, net	10.4	10.6
Other current assets	12.4	12.3
Property and equipment, net	23.4	23.9
Intangible assets	17.9	18.0
Other long-term assets, net	5.6	4.8

Total assets	$70.4	$70.8

Liabilities:
Accounts payable and accrued liabilities	$5.3	$8.6
Deferred credits and other long-term liabilities	2.2	2.1

Total liabilities	$7.5	$10.7

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

8.   Stock-Based Employee Compensation

     The Company accounts for stock options issued to employees under the intrinsic value method. Had the Company’s stock option plans been accounted for under the fair value method, the Company’s net income would have been reduced to the following pro forma amounts:

	16 Weeks Ended
(in millions)	04/20/03	04/21/02

Net income as reported	$5.7	$3.1
Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(0.7)	(0.5)

Pro forma net income	$5.0	$2.6

Basic earnings per share
As reported	$0.21	$0.10
Pro forma	$0.18	$0.08
Diluted earnings per share
As reported	$0.20	$0.10
Pro forma	$0.17	$0.08

9.   Components of Earnings Per Share Computation

	16 Weeks Ended
(in millions)	04/20/03	04/21/02

Numerators for earning per share computation:
Income before discontinued operations and accounting change	$6.4	$13.2
Discontinued operations	(0.3)	(10.1)
Cumulative effect of an accounting change	(0.4)	—

Net income	$5.7	$3.1

Denominator for basic earnings per share — weighted average shares	27.6	30.7
Dilutive employee stock options and warrants	1.0	1.7

Denominator for diluted earnings per share	28.6	32.4

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

10.     Segment Information (Continuing Operations)

     The Company’s operating segments combine Popeyes and Church’s operations to form its chicken segment and its Cinnabon and Seattle’s Best Coffee operations to form its bakery segment.

     Inter-segment revenue is eliminated through corporate revenue. The corporate revenues include rental income from leasing and sub-leasing agreements with third parties. During 2003, the Company allocated certain information technology costs to its chicken and bakery segments, which in previous years had been reported in the Company’s corporate segment. Prior year’s allocations were adjusted to be consistent with the 2003 approach. This had the effect of changing previously reported operating profits for the segments and corporate, but it had no effect on the total.

(in millions)	Chicken	Bakery	Corporate	Total

First Quarter 2003
Total revenues	$124.9	$14.1	$0.4	$139.4
Operating profit (loss)	27.2	(1.4)	(12.9)	12.9
Depreciation and amortization	5.1	0.6	1.6	7.3
Capital expenditures	3.1	0.8	3.2	7.1

First Quarter 2002
Total revenues	$144.8	$20.9	$0.4	$166.1
Operating profit (loss)	32.1	(0.7)	(5.0)	26.4
Depreciation and amortization	5.8	1.7	0.6	8.1
Capital expenditures	8.5	1.7	2.0	12.2

As of April 20, 2003
Goodwill	10.6	11.7	—	22.3
Total assets	265.7	65.0	137.5	468.2

As of December 29, 2002
Goodwill	10.6	11.7	—	22.3
Total assets	274.0	67.1	146.2	487.3

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

11.   Restatement of Financial Statements

     The Company’s previously issued condensed consolidated statement of operations for the first quarter of 2002 has been restated to correct certain accounting errors. The aggregate effect of the restatement increased previously reported net income for the first quarter of 2002 by $7.5 million. The aggregate effect of the restatement increased previously reported basic and diluted earnings per share for that period by $0.25 and $0.24, respectively.

     As discussed in Note 23 to the Company’s consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K, the restatement impacted several years and certain of the issues impact multiple periods. The matters giving rise to the restatement and their effect on previously reported earnings for the first quarter of 2002 were as follows:

Effect of the
Corrections on
Previously Reported
Earnings Increase
(In millions)	(Decrease)
Issue	First Quarter 2002

Gains associated with unit conversions	$0.1
Impairment of long-lived assets	0.2
Impairment of goodwill at Seattle Coffee	5.6
Post-employment payments to a former officer	0.1
Cinnabon purchase accounting	(0.3)
Inventory adjustments at Seattle Coffee	1.4
Equipment placed at Seattle Coffee customers	(0.2)
Accrued liabilities	0.9
Capitalized interest	(0.1)
Slotting fees at Seattle Coffee	(0.1)
Beverage rebates	(0.2)
Rent expense	(0.2)
Sales allowances at Seattle Coffee	0.7
Recognition of re-imaging costs	(0.3)
Future lease obligations — closed units	(0.1)
Leasehold improvement — useful lives	(0.2)
Group medical insurance accrual	0.4
Capitalized expenses	(0.1)
Other	0.5

Subtotal	8.1
Income tax effect	(0.6)

Total	$7.5

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

     Impairment of Long-Lived Assets.   The Company’s prior accounting treatment regarding impairment of long-lived assets was to evaluate company-operated QSRs on a market basis. The Company has determined that the evaluation should have been performed on a site-by-site basis, which is the lowest level of identifiable cash flows as required by SFAS 121. Accordingly the Company adjusted its long-lived asset impairment charges to reflect the evaluation on a site-by-site basis. These adjustments reduced depreciation expense during the first quarter of 2002.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

     Impairment of Goodwill at Seattle Coffee.   Due to the effect of many of the restatement issues as recorded in periods prior to 2002, the Company’s basis in the assets at Seattle Coffee, including goodwill, changed. This resulted in a change in the amount of impairment subsequently recognized in the Company’s adoption of SFAS No. 142.

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

     Equipment Placed at Seattle Coffee Customers.   Historically, Seattle Coffee had placed certain equipment at customer locations, the cost of which was capitalized. The Company determined that such costs should have been recognized as marketing expenses. Accordingly, the Company recorded adjustments to expense the cost of such equipment in the periods it was placed in service.

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

     Rent Expense.   The Company recorded rent expense on a straight-line basis over the initial lease term for certain of its leases. The Company has determined that rent expense for all leases should have been

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

calculated using the straight-line basis over the lease term (inclusive of renewal options the Company was reasonably expected to exercise).

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

     Group Medical Insurance Accrual.   The Company’s group medical insurance accrual at the end of the first quarter of 2002 was over accrued. The effect of correcting the recorded balance increased income from operations by $0.4 million.

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

     The following table compares previously reported results of operations with restated amounts for the first quarter of 2002. In addition to the restatement adjustments, the “as restated” column includes certain reclassifications to conform the 2002 statement of operations to the 2003 presentation. These reclassifications have not been made to the “as previously reported” column. The reclassifications relate to discontinued operations, wholesale revenues, gains and losses and certain fees associated with unit conversions.

	First Quarter of 2002
	As Previously	As
(In millions)	Reported	Restated

Revenues:
Sales by company-operated restaurants	$137.2	$129.2
Franchise revenue	32.3	31.9
Wholesale revenues	19.7	—
Other revenues	5.7	5.0

Total revenues	194.9	166.1

Expenses:
Restaurant employee, occupancy and other expenses	71.5	66.6
Restaurant food, beverages and packaging	38.4	35.5
General and administrative expenses	33.2	29.0
Wholesale cost of sales and operating expenses	15.2	—
Depreciation and amortization	9.7	8.1
Impairment charges and other	0.1	0.5

Total expenses	168.1	139.7

Operating profit	26.8	26.4
Interest expense, net	5.6	5.3

Income before income taxes	21.2	21.1
Income tax expense	8.2	7.9

Income from continuing operations	13.0	13.2
Discontinued operations, net of taxes	—	(10.1)
Cumulative effect of an accounting change	(17.4)	—

Net income (loss)	$(4.4)	$3.1

     As previously reported, the Company recorded a transitional impairment of goodwill related to Seattle Coffee upon adoption of SFAS 142. As restated, the impairment has been adjusted and is reflected in discontinued operations.

     The following table compares previously reported cash flow amounts with restated amounts for the first quarter of 2002.

(In millions)	As Previously Reported	As Restated

Cash flows provided by operating activities	$22.4	$31.2
Cash flows used in investing activities	(12.0)	(11.0)
Cash flows used in financing activities	(10.3)	(19.5)

Net (decrease) increase in cash	$0.1	$0.7

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

     The financial data in this quarterly report on Form 10-Q for the first quarter of 2002 has been restated form amounts previously reported for the correction of accounting errors. A discussion of the restatement in relation to the affected quarter is provided in Note 11 to the Condensed Consolidated Financial Statements. All information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement.

Nature of Business

     AFC Enterprises, Inc. (“AFC”) develops, operates and franchises quick service restaurants, bakeries and cafes (“QSR’s” or “units”) in two distinct business segments: chicken and bakery. Our chicken segment operates and franchises under the trade names Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s Chicken™ (“Church’s”); and our bakery segment operates and franchises under the trade name Cinnabon® (“Cinnabon”) and currently franchises cafes under the trade name Seattle’s Best Coffee®.

     Prior to the July 14, 2003 sale of our Seattle Coffee subsidiary, we also operated a coffee business segment. Seattle Coffee operated and franchised under the names Seattle’s Best Coffee® (“SBC”) and Torrefazione Italia® (“TI”). In the sale of Seattle Coffee, we retained a portion of SBC’s franchising operations. The divested operations are presented as discontinued operations and previously reported financial information has been restated to present the divested operations in a manner consistent with our current year’s presentation. Unless otherwise noted, discussions and amounts throughout this Quarterly Report on Form 10-Q relate to our continuing operations.

     As of April 20, 2003, we operated and franchised 4,116 QSRs in 46 states, the District of Columbia, Puerto Rico and 32 foreign countries. That total, by brand, was as follows:

	Domestic		International
	Company-		Company-
	Operated	Franchised	Operated	Franchised	Total

Popeyes	95	1,309	—	325	1,729
Church’s	284	970	—	268	1,522
Cinnabon	84	367	—	162	613
Seattle Coffee (SBC and TI)	72	79	3	98	252

Total	535	2,725	3	853	4,116

Fiscal Periods

     The Company has a 52/53-week fiscal year that ends on the last Sunday in December. Our first fiscal quarter contains 16 weeks and the remaining quarters contain 12 weeks (13 weeks in the fourth quarter of a 53-week year). Our 2003 and 2002 fiscal years both contain 52 weeks. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the sixteen week periods ended April 20, 2003 and April 21, 2002 are referred to as the first quarter of 2003 and the first quarter of 2002, respectively.

Consolidated Results of Operations

     In reviewing our operating results and the relationships between various components of our statements of operations, we believe the following table can be helpful to readers. The table presents selected revenues and expenses as a percentage of total revenues (or, in certain circumstances, as a percentage of a corresponding revenue line item).

     During 2003 and 2002, we have experienced a changing mix of revenues between sales by company-operated restaurants and franchise revenues. This is a function of our ongoing efforts to grow the franchising side of our business, including the sale of company-operated QSRs to new or existing franchisees (“unit conversions”). As a result of unit conversion transactions, we have experienced a reduction in sales from company-operated restaurants as well as related restaurant costs; but an increase in franchise revenues. We have engaged in these transactions because we believe our profit margins and our returns on investment will be higher if our brands’ systems are predominantly franchised as opposed to company-operated.

	16 Weeks Ended
	04/20/03	04/21/02

Revenues:
Sales by company-operated restaurants	71%	78%
Franchise revenues	24%	19%
Other revenues	5%	3%

Total revenues	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (1)	52%	52%
Restaurant food, beverages and packaging (1)	30%	28%
General and administrative expenses	24%	18%
Depreciation and amortization	5%	5%
Impairment charges and other	4%	—

Total expenses	91%	84%

Operating profit	9%	16%
Interest expense, net	2%	3%

Income before income taxes, discontinued operations and accounting change	7%	13%
Income tax expense	3%	5%

Income before discontinued operations and accounting change	4%	8%
Discontinued operations, net of income taxes	—	(6)%
Cumulative effect of an accounting change, net of income taxes	—	—

Net income	4%	2%

(1)	Expressed as a percentage of sales by company-operated restaurants.

Comparisons of the First Quarters for 2003 and 2002

Sales by Company-Operated Restaurants

(Dollars in millions)	2003	2002	(Decrease)	As a Percent

Chicken	$90.5	$112.0	$(21.5)	(19.2)%
Bakery	8.9	17.2	(8.3)	(48.3)

Total	$99.4	$129.2	$(29.8)	(23.1)%

     Chicken.      Of the $21.5 million decrease in sales by company-operated restaurants, approximately $20.5 million was due to the conversion of 111 company-operated Church’s restaurants throughout 2002. Approximately $1.8 million of the decrease was attributable to a net decrease in same-store sales for the first quarter of 2003 compared to the first quarter of 2002 (a 0.9% decline in same-store sales at Church’s company-operated restaurants and a 2.5% decline in same-store sales at Popeyes company-operated restaurants). The remaining fluctuation was due to various influences including the actual number and timing of restaurant openings and closings.

     Bakery.      Of the $8.3 million decrease in sales by company-operated bakeries, approximately $6.8 million was due to the conversion of 63 company-operated bakeries throughout 2002. Approximately $1.2 million of the decrease was due to a 12.6% decline in same-store sales in the first quarter of 2003 compared to the first quarter 2002. The remaining fluctuation was due to various influences including the actual number and timing of bakery openings and closings.

Franchise Revenues

(Dollars in millions)	2003	2002	Increase	As a Percent

Chicken	$29.8	$28.7	$1.1	3.8%
Bakery	3.3	3.2	0.1	3.1

Total	$33.1	$31.9	$1.2	3.8%

     Within each of our business segments, “franchise revenues” has three basic components: (1) ongoing royalty fees that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new unit openings; and (3) development fees associated with the opening of new franchised units in a given market. Royalty revenues are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues in our chicken segment and more than 70% of franchise revenues in our bakery segment.

     Chicken.      Of the $1.1 million increase in franchise revenues, approximately $2.3 million was due to an increase in royalties resulting from an increase in franchised units. This increase was partially offset by a $1.2 million decrease in royalties attributable to a decrease in same-store sales for the first quarter of 2003 compared to the first quarter of 2002.

     Bakery.      Of the $0.1 million increase in franchise revenues, approximately $0.4 million was due to an increase in royalties resulting from an increase in franchised units. This increase was partially offset by a $0.2 million decrease in royalties attributable to a decrease in same-store sales and $0.1 million was due to a decrease in franchise fees because of lower franchised unit openings in the first quarter of 2003 compared to the first quarter of 2002.

Other Revenues

(Dollars in millions)	2003	2002	Increase	As a Percent

Rental income	$6.2	$4.8	$1.4	29.2%
Wholesale revenues	0.7	0.2	0.5	250.0

Total	$6.9	$5.0	$1.9	38.0%

     Substantially all of the $1.4 million increase in rental income was due to an increase in the number of rental arrangements that resulted from unit conversions transacted during 2002. The $0.5 million increase in wholesale revenues was due to an increase in sales of cinnamon rolls under a wholesale arrangement with a major retailer in our bakery segment.

Restaurants Employee, Occupancy and Other Expenses

     Restaurant employee, occupancy and other costs were $51.9 million in the first quarter of 2003, a $14.7 million decrease from the first quarter of 2002. This decrease is attributable to the reduction in sales from company-operated restaurants from 2002 to 2003 (which is principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant employee, occupancy and other expenses were approximately 52% of sales from company-operated restaurants in the first quarter of both 2003 and 2002.

Restaurant Food, Beverage and Packaging

     Restaurant food, beverage and packaging costs were $29.3 million in the first quarter of 2003, a $6.2 million decrease from the first quarter of 2002. This decrease is attributable to the reduction in sales from company-operated restaurants from 2002 to 2003 (which is principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant food, beverage and packaging costs were approximately 30% and 28%, respectively, of sales from company-operated restaurants in the first quarter of 2003 and 2002. The increase in these costs as a percentage of our restaurant sales was principally due to rising chicken costs.

General and Administrative Expenses

     General and administrative expenses were $33.1 million in the first quarter of 2003, a $4.1 million increase from the first quarter of 2002. The increase is primarily due to higher professional fees, including $1.8 million related to a productivity initiative.

Depreciation and Amortization

     Depreciation and amortization was $7.3 million in the first quarter of 2003, a $0.8 million decrease from the first quarter of 2002. The decrease was mainly due to reductions in depreciation expense resulting from the sale of company-operated QSRs to franchisees. Depreciation and amortization was approximately 5% of total revenues in the first quarter of both 2003 and 2002.

Impairment Charges and Other

     Impairment charges and other includes (1) impairment charges associated with goodwill balances, other intangible assets and other long-lived assets; (2) professional fees and other related charges associated with the restatement and the re-audit of 2001 and 2000 financial information; (3) costs associated with unit closures and refurbishments; (4) gains and losses on the sale of assets; and (5) wholesale costs associated with bakery wholesale sales. These aggregated to $4.9 million in the first quarter of 2003, a $4.4 million increase from the first quarter of 2002.

     The increase was mainly due to $1.6 million in restatement related expenses that were incurred in the first quarter of 2003 compared to zero in the first quarter of 2002 and $3.1 million of higher asset impairment charges in the first quarter of 2003 compared to the first quarter of 2002. $2.0 million of the impairment charges in the first quarter of 2003 related to a new restaurant concept associated with the Company’s chicken segment that was abandoned in that quarter.

Operating Profit (Loss)

(Dollars in millions)	2003	2002	(Decrease)	As a Percent

Chicken	$27.2	$32.1	$(4.9)	(15.3)%
Bakery	(1.4)	(0.7)	(0.7)	(100.0)
Corporate	(12.9)	(5.0)	(7.9)	(158.0)

Total	$12.9	$26.4	$(13.5)	(51.1)%

     During 2003, we modified our approach to allocating corporate overhead costs to our business segments. During 2003, information technology costs were allocated to the segments. Our allocations for 2002 were adjusted to be consistent with the 2003 approach.

     On a consolidated basis, operating profit decreased by $13.5 million in the first quarter of 2003 when compared to the first quarter of 2002. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

     The $4.9 million decline in operating profit associated with our chicken segment was principally due to a decrease in company-operated units resulting from 2002 unit conversions, declining same-store sales and $1.3 million of higher impairment charges in that segment.

     The $0.7 million decline in operating profit associated with our bakery segment was principally due to a decrease in company-operated units resulting from 2002 conversions and declining same-store sales.

     The $7.9 million decline in operating profit associated with our corporate operations was principally due to $1.6 million of restatement expenses that were incurred in the first quarter of 2003 compared to zero in the first quarter of 2002; and $6.0 million of higher professional fees.

Interest Expense, Net

     Interest expense was $2.5 million in the first quarter of 2003, a $2.8 million decrease from the first quarter of 2002. The decrease was principally due to lower debt balances and lower interest rates in 2003.

Income Taxes

     Our effective tax rate in the first quarter of 2003 was 38.5%, compared to an effective tax rate of 37.4% in the first quarter of 2002. Our effective tax rate increased due to an increase in the state tax rate.

Loss from Discontinued Operations, Net of Income Taxes

     In the first quarter of 2003, we recognized a net loss of $0.3 million relating to Seattle Coffee compared to a net loss of $10.1 million in the first quarter of 2002. During the first quarter of 2002, Seattle Coffee recognized $11.8 million (pre-tax) of goodwill impairment charges, related to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets.

Loss from the Cumulative Effect of an Accounting Change, Net of Income Taxes

     In the first quarter of 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. As a result of obligations under certain leases that are within the scope of SFAS 143, we recorded a cumulative effect adjustment of $0.7 million ($0.4 million after tax).

Consolidated Cash Flows: Comparisons of the First Quarters for 2003 and 2002

(in millions)	2003	2002

Cash flows provided by operating activities	$15.6	$31.2
Cash flows used in investing activities	(7.1)	(11.0)
Cash flows used in financing activities	(12.7)	(19.5)

Net increase (decrease) in cash	$(4.2)	$0.7

     Cash flows provided by operating activities.   Net cash flows provided by operating activities were $15.6 million in the first quarter of 2003, a $15.6 million decrease from the first quarter of 2002. The decrease was principally the result of an $11.2 million decrease in deferred tax expense and a $5.1 million decrease in income from continuing operations before consideration of non-cash charges for accounting changes, depreciation and amortization, asset write-downs, provisions for bad debts, non-cash interest, gains and losses. This was partially offset by a $1.9 million use of cash from the operating activities of discontinued operations in the first quarter of 2003 compared to $2.6 million use of cash from the operating activities of discontinued operations in 2002.

     Cash flows used in investing activities.   Net cash flows used in investing activities were $7.1 million in the first quarter of 2003, a $3.9 million decrease from the first quarter of 2002. The decrease was principally due to lower capital expenditures. In the first quarter of 2003, capital expenditures were $7.7 million compared to $14.4 million in the first quarter of 2002. This was partially offset by $3.2 million less in proceeds from the disposition of property and equipment in the first quarter of 2003 compared to the first quarter of 2002 due to unit conversions.

     Cash flows used in financing activities.   Net cash used in financing activities was $12.7 million in the first quarter of 2003. This was principally composed of $12.4 million of principal payments on the term loans associated with our 2002 Credit Facility; $4.1 million decrease in bank overdrafts and $1.2 million provided by various matters. This was partially offset by net borrowings of $5.0 million associated with the revolving portion of our 2002 Credit Facility.

  Net cash used in financing activities was $19.5 million in the first quarter of 2002. This was principally composed of $10.1 million of principal payments associated with our 1997 Credit Facility; $9.9 million decrease in bank overdrafts; and $2.0 million associated with a line of credit, capital leases and other. This was partially offset by $2.5 million associated with proceeds from the exercise of stock options and other.

Liquidity and Capital Resources

     We have financed our business activities primarily with funds generated from operating activities, proceeds from the sale of company-operated QSRs to franchisees, proceeds from the sale of our common stock in our initial public offering and the issuance of debt under our 2002 Credit Facility.

     Based upon our current level of operations, anticipated growth, and assuming compliance with our 2002 Credit Facility, we believe that available cash provided from operating activities, proceeds from the sale of our Seattle Coffee subsidiary, and available borrowings under our lines of credit ($13.2 million available as of April 20, 2003) will be adequate to meet our anticipated future requirements for working capital, including various contractual obligations discussed below, and for capital expenditures throughout 2003 and 2004.

     In Note 4 to our condensed consolidated financial statements included at Part 1, Item 1 herein, we describe several legal proceedings in which we are involved that relate to our announcements on March 23, 2003 and April 22, 2003 that we would restate certain previously issued financial statements. The lawsuits against AFC described therein, present material and significant risk to us. Although we believe that we have meritorious defenses to the claims of liability or for damages in these actions, we are unable at this time to predict the outcome of these actions or reasonably estimate a range of damages. The amount of a settlement of or judgment on one or more of these claims or other potential claims relating to the same events could substantially exceed the limits of our D&O insurance. The ultimate resolution of these matters could have a material adverse impact on our financial results, financial condition and liquidity.

     Due to diminishing availability of fast-food sized chickens and other market forces we expect our chicken costs to rise during 2004. Presently, the SMS chicken pricing contracts are under review as we seek to minimize the effect of these rising chicken costs.

Capital Expenditures

     Our capital expenditures consist of re-imaging activities associated with company-operated QSRs, new unit construction and development, equipment replacements, the purchase of new equipment for our company-operated QSRs, investments in information technology, accounting systems, and improvements at various corporate offices. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per unit basis typically cost between $70,000 and $160,000.

     During the first quarter of 2003, we invested $7.7 million in various capital projects, including $1.1 million in new and relocated QSRs, $0.9 million in our re-imaging program, $0.2 million in our Seattle Coffee wholesale operations, $2.2 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities and $3.3 million for information technology systems.

     During first quarter of 2002, we invested $14.4 million in various capital projects, including $2.7 million in new and relocated QSRs, $3.1 million in our re-imaging program, $1.1 million in our Seattle Coffee wholesale operations, $4.7 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $1.3 million for information technology systems, and $1.5 million to complete other projects.

     Substantially all of our capital expenditures have been financed using cash provided from normal operating activities, proceeds from the sale of our company-operated units and borrowings under our bank credit facility.

Long Term Debt

     For a discussion of our long-term debt, see Note 3 to our condensed consolidated financial statements at Part 1, Item 1 of this report on Form 10-Q. That note is herby incorporated by reference into this Item 2.

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

Forward-Looking Statements

     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are adverse effects of litigation or regulatory actions arising in connection with the restatement of our previously issued financial statements, the loss of franchisees and other business partners, failure or our franchisees, the loss of senior management and the inability to attract and retain additional qualified management personnel, a decline in the number of new units to be opened by franchisees, the inability to relist our securities with the Nasdaq National Market or another major securities market or exchange, our inability to address deficiencies and weaknesses in our internal controls, limitations on our business under our credit facility, our inability to enter into new franchise relationships, and a decline in our ability to franchisee new units, increased cost of our principal food products, labor shortages, or increased labor costs, slowed expansion into new markets, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, the ability of our competitors to successfully manage their respective operations in the foodservice industry, unexpected and adverse fluctuations in quarterly results, increased government regulation, growth in our franchise system that exceeds our resources to serve that growth, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2003 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements, since those statements speak only as of the date they are made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     Due to diminishing availability of fast-food sized chickens and other market forces we expect our chicken costs to rise during 2004. Presently, the SMS chicken pricing contracts are under review as we seek to minimize the effect of these rising chicken costs.

     Foreign Currency Exchange Risk.   We are exposed to currency risk from the potential changes in foreign currency rates that directly impact our revenues and cash flows from our international franchise operations. For the first quarters of 2003 and 2002, foreign-sourced revenues represented 3.5% and 3.1% of total revenues, respectively. As of April 20, 2003, approximately $3.6 million of our accounts receivable were denominated in foreign currencies.

     Due to our international operations, we are exposed to risks from changes in international economic conditions and changes in foreign currency rates. On a limited basis, we have entered into foreign currency agreements with respect to the Korean Won to reduce our foreign currency risks associated with royalty streams from franchised operations in Korea.

     Interest Rate Risk.      Our net exposure to interest rate risk consists of our borrowings under our 2002 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 20, 2003, the balances outstanding under our 2002 Credit Facility totaled $215.5 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2002 Credit Facility would be approximately $2.2 million.

Item 4.     CONTROLS AND PROCEDURES.

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

     CEO and CFO certifications.      Attached as Exhibit 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications by our CEO and CFO. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This portion of our Quarterly Report on Form 10-Q describes the results of our controls evaluation referred to in the Section 302 Certifications.

     Our evaluation of AFC’s disclosure controls and procedures.      Throughout 2003, we evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. This evaluation included a review of certain deficiencies in internal controls noted during the audit of our 2002 financial statements (and the re-audit of our 2001 and 2000 financial statements). In connection with those audits, our independent auditors, KPMG LLP (“KPMG”), assessed our internal controls and those of our subsidiaries and advised our Audit Committee that certain identified deficiencies constituted material control weaknesses (as defined by standards established by the American Institute of Certified Public Accountants). In their communications with our Audit Committee, KPMG stated that the more significant deficiencies were:

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

     Actions taken in response to our evaluation.      As a result of the findings described above, during 2003 we began implementing the following actions to address the issues we identified in our evaluation of controls and procedures:

•	We sought to thoroughly understand the nature of the issues through discussions with KPMG and the independent counsel and forensic accountants engaged by our Audit Committee.

•	Our Audit Committee has exercised increased oversight over management’s assessment of internal controls and response to control weaknesses identified in the above assessments.

•	We hired outside consultants to assist our internal audit group in documenting our accounting and business processes and identifying areas that require control or process improvement.

•	We are establishing new internal control processes based on discussions with the Audit Committee’s independent counsel and forensic accountants, KPMG, and other consultants we have engaged to help us in this regard and our own management team seeking to remedy the problems identified.

•	We initiated a search for a new chief financial officer.

•	We employed a new Vice President, Finance who has an extensive public accounting background, as a former audit partner of a Big-Four accounting firm, and broad SEC reporting experience.

•	We hired a Director of Internal Control whose primary responsibilities are to oversee the establishment of formalized policies and procedures throughout our organization and to document and assess our system of internal controls.

•	We established processes whereby the chief financial officers at each of our brands have responsibility for the accuracy of their brand’s financial statements and other accounting information associated with their brand’s operation.

•	We hired controllers for each of our brands who are responsible for the daily maintenance of each respective brand’s accounting system (such tasks were previously performed through a centralized corporate function).

•	We instituted more rigorous procedures for quarter-end analysis of balance sheet and income statement accounts, quarter-end reconciliations of subsidiary ledgers, and the correction of reconciling items in a timely manner. We are also enhancing our accounting documentation policies.

•	We began upgrading our IT systems throughout our organization including in-store systems, our general ledger packages, our fixed assets, accounts receivable, accounts payable, and payroll systems, and our corporate reporting packages. We are redesigning our internal reporting packages and standardizing our internal reporting tools, all with the purpose of improving the quality and flow of financial information within our organization.

•	We began instituting new procedures around our quarterly reporting processes whereby significant accounting issues are discussed and documented, reviewed with our external auditors and our Audit Committee, formally approved by our management, and given timely effect in our books and records.

•	We formed a Disclosure Committee and adopted a Disclosure Committee Manual to assist our CEO and CFO in certifying our public filings, and complying with all SEC rules and regulations.

•	We broadened the scope of our internal audit function and changed its reporting responsibility. It now reports directly to the Audit Committee and CEO.

•	We established a whistle-blower policy to accommodate confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters as required by Section 307 of the Sarbanes-Oxley Act of 2002.

     Many of these changes in our controls and procedures, including our internal control over financial reporting, occurred during the fourth quarter of 2003 and have, or will, materially strengthen our controls and procedures. Since the end of fiscal 2003, we have hired a new CFO and we have continued

implementing the improvements described above, which we believe will continue to strengthen our controls and procedures.

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

     Based in part upon these changes, our CEO and CFO, believe that as of the filing date of this Quarterly Report on Form 10-Q, our disclosure controls and procedures are reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of our legal matters, see Note 4 to our condensed consolidated financial statements at Part 1, Item 1 of this report on Form 10-Q. That note is herby incorporated by reference into this Item 1.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 2.1	Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of April 15, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002).

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 4.1	Form of Registrant’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-52608) on December 20, 2000).

Exhibit 10.1	First Amendment dated March 31, 2003 to the Credit Agreement dated as of May 23, 2002 among AFC Enterprises, Inc., as borrower, and the Lenders Party thereto, JP Morgan Chase Bank, as Administrative Agent, JP Morgan Securities, Inc., as Joint Bookrunner and Co-Lead Arranger, Credit Suisse First Boston, as Joint Bookrunner and Co-Lead Arranger, Credit Lyonnais New York Branch, as Co-Documentation Agent, Fleet National Bank, Inc., as Co-Documentation Agent, and SunTrust Bank, as Co- Documentation Agent (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________________________

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 3 to the condensed consolidated financial statements in this report.

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

AFC Enterprises, Inc.

Date: May 21, 2004	By: /s/ Frederick B. Beilstein
Frederick B. Beilstein
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)