Form 10-Q
period 2003-07-13
AFC ENTERPRISES INC
filed 2004-05-24
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 13, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-32369

(Exact name of registrant as specified in its charter)

Minnesota	58-2016606
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Six Concourse Parkway, Suite 1700 Atlanta, Georgia	30328-5352 (Zip code)
(Address of principal executive offices)

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

AFC ENTERPRISES, INC.
INDEX

Part 1.   Financial Information

Item 1.   Financial Statements

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	07/13/03	07/14/02	07/13/03	07/14/02
		(As Restated)		(As Restated)
Revenues:
Sales by company-operated restaurants	$74.9	$92.9	$174.3	$222.1
Franchise revenues	26.6	25.6	59.7	57.5
Other revenues	4.8	9.7	11.7	14.7

Total revenues	106.3	128.2	245.7	294.3

Expenses:
Restaurant employee, occupancy and other expenses	38.8	48.5	90.7	115.1
Restaurant food, beverages and packaging	21.6	26.2	50.9	61.7
General and administrative expenses	23.8	24.1	56.9	53.1
Depreciation and amortization	5.6	6.0	12.9	14.1
Impairment charges and other	5.1	4.8	10.0	5.3

Total expenses	94.9	109.6	221.4	249.3

Operating profit	11.4	18.6	24.3	45.0
Interest expense, net	1.6	13.2	4.1	18.5

Income before income taxes, discontinued operations and accounting change	9.8	5.4	20.2	26.5
Income tax expense	3.6	2.0	7.6	9.9

Income before discontinued operations and accounting change	6.2	3.4	12.6	16.6
Discontinued operations, net of income taxes	(0.3)	-	(0.6)	(10.1)
Cumulative effect of an accounting change, net of income taxes	-	-	(0.4)	-

Net income	$5.9	$3.4	$11.6	$6.5

Basic earnings (loss) per common share:
Income before discontinued operations and accounting change	$0.22	$0.11	$0.46	$0.54
Discontinued operations, net of income taxes	(0.01)	-	(0.02)	(0.33)
Cumulative effect of an accounting change, net of income taxes	-	-	(0.02)	-

Net income	$0.21	$0.11	$0.42	$0.21

Diluted earnings per common share:
Income before discontinued operations and accounting change	$0.22	$0.10	$0.44	$0.51
Discontinued operations, net of income taxes	(0.01)	-	(0.02)	(0.31)
Cumulative effect of an accounting change, net of income taxes	-	-	(0.01)	-

Net income	$0.21	$0.10	$0.41	$0.20

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	07/13/03	12/29/02
ASSETS
Current assets:
Cash and cash equivalents	$3.5	$8.4
Accounts and current notes receivable, net	21.9	25.6
Prepaid income taxes	13.9	20.6
Assets of discontinued operations	72.2	70.8
Other current assets	20.5	17.1

Total current assets	132.0	142.5

Long-term assets:
Property and equipment, net	186.1	189.9
Goodwill	22.3	22.3
Trademarks and other intangible assets, net	102.9	103.0
Other long-term assets, net.	28.2	29.6

Total long-term assets	339.5	344.8

Total assets	$471.5	$487.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45.7	$50.7
Accrued liabilities	16.5	17.8
Current debt maturities	11.8	17.6
Liabilities of discontinued operations	9.9	10.7

Total current liabilities	83.9	96.8

Long-term liabilities:
Long-term debt	193.3	209.0
Deferred credits and other long-term liabilities	70.4	71.7

Total long-term liabilities	263.7	280.7

Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	-	-
Common stock ($.01 par value; 150,000,000 shares authorized; 27,755,557 and 27,478,744 shares issued and outstanding at 2003 and 2002, respectively)	0.3	0.3
Capital in excess of par value	147.4	144.7
Notes receivable from officers, including accrued interest.	(6.3)	(6.1)
Accumulated losses	(17.5)	(29.1)

Total shareholders’ equity	123.9	109.8

Total liabilities and shareholders’ equity	$471.5	$487.3

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	28 Weeks Ended
	07/13/03	07/14/02
		(As Restated)
Cash flows provided by (used in) operating activities:
Net income	$11.6	$6.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	0.6	10.1
Depreciation and amortization	12.9	14.1
Impairment and other write-downs of non-current assets.	3.8	0.9
Cumulative effect of an accounting change, pre-tax	0.7	-
Deferred income taxes	(2.8)	10.1
Non-cash interest, net.	0.3	3.6
Net (gain) loss on sale of assets	(1.0)	3.5
Provision for credit losses	1.0	0.9
Compensatory expense for stock options	-	0.2
Change in operating assets and liabilities:
Accounts receivable	3.6	(0.8)
Prepaid income taxes	6.7	1.6
Other operating assets	(5.0)	1.6
Accounts payable and other operating liabilities	0.2	2.6

Net cash provided by operating activities of continuing operations	32.6	54.9

Net cash (used in) operating activities of discontinued operations	(3.9)	(2.5)

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations.	(12.5)	(21.4)
Capital expenditures of discontinued operations	(1.3)	(3.5)
Proceeds from dispositions of property and equipment	0.3	18.6
Other, net	(0.1)	0.4

Net cash (used in) investing activities	(13.6)	(5.9)

Cash flows provided by (used in) financing activities:
Proceeds from 2002 Credit Facility	-	200.0
Principal and premium payments - Senior Subordinated Notes	-	(133.4)
Principal payments - 1997 Credit Facility	-	(78.7)
Principal payments - 2002 Credit Facility, (term loans)	(14.4)	-
Net (repayments) borrowings - 2002 Credit Facility (revolver)	(5.0)	-
Net (repayments) borrowings - Southtrust Line of Credit	-	(1.7)
Principal payments - other notes	(2.1)	-
Principal payments - capital lease obligations	-	(0.3)
Issuance of common stock, net	0.3	(0.1)
Decrease in bank overdrafts, net	(2.2)	(13.0)
Debt issuance costs	(0.1)	(4.2)
Proceeds from exercise of employee stock options	3.2	4.5

Net cash (used in) financing activities	(20.3)	(26.9)

Net increase (decrease) in cash and cash equivalents	(5.2)	19.6
Cash and cash equivalents at beginning of period	9.6	5.1

Cash and cash equivalents at end of period	$4.4	$24.7

Cash and cash equivalents of continuing operations at end of period	$3.5	$23.8
Cash and cash equivalents of discontinued operations at end of period	$0.9	$0.9

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

3.   Long-Term Debt and Other Borrowings

(in millions)	07/13/03	12/29/02

2002 Credit Facility:
Revolving credit facility	$45.0	$50.0
Tranche A term loan	64.2	73.1
Tranche B term loan	94.3	99.8
Capital lease obligations	1.5	1.5
Other notes	0.1	2.2

	205.1	226.6
Less current portion	(11.8)	(17.6)

	$193.3	$209.0

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

     Under the terms of the revolving credit facility, the Company may also obtain short-term borrowings and letters of credit up to the amount of unused borrowings under that facility. As of July 13, 2003, there

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

were $45.0 million in outstanding borrowings under the revolving credit facility and $6.8 million of outstanding letters of credit, leaving amounts available for short-term borrowings and additional letters of credit of $23.2 million. The revolving credit facility is due in full without installments in May 2007.

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

5.   Impairment Charges and Other

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/13/03	07/14/02	07/13/03	07/14/02

Impairment and other write-downs of non-current assets	$0.5	$0.7	$3.8	$0.9
Restatement costs	4.6	-	6.2	-
Unit closures and refurbishments	0.1	-	0.1	0.4
Net (gain) loss on sale of assets	(0.3)	3.8	(1.0)	3.5
Wholesale costs	0.2	0.3	0.9	0.5

	$5.1	$4.8	$10.0	$5.3

     Of the $3.8 million of impairment charges recognized in the twenty eight weeks ended July 13, 2003, $2.0 million relates to a new restaurant concept, associated with the Company’s chicken segment, which was abandoned in the Company’s first fiscal quarter of 2003.

     During 2003, the Company incurred costs associated with the re-audit and restatement of its 2001 and 2000 financial statements. Included therein are fees for outside auditors, fees for accountants engaged to assist in the restatement, attorney fees, credit facility amendment fees and various ancillary costs.

     As a consequence of the restatement, the Company also incurred costs associated with an independent investigation commissioned by the Company’s Audit Committee, attorney fees associated with certain shareholder litigation and certain other related costs. While these costs were significant for the balance of 2003, they were insignificant in the first and second quarters of 2003. A discussion of the shareholder litigation can be found at Note 4 to these condensed consolidated financial statements.

6.   Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/13/03	07/14/02	07/13/03	07/14/02

Interest on debt, net of capitalized amounts	$1.7	$3.6	$4.2	$8.7
Amortization of debt issuance costs	0.2	0.2	0.5	0.7
Write-off of debt issuance costs	-	3.1	-	3.1
Premiums - early debt extinguishments	-	6.5	-	6.5
Other debt related charges	0.2	0.2	0.5	0.4
Interest income	(0.5)	(0.4)	(1.1)	(0.9)

	$1.6	$13.2	$4.1	$18.5

     In conjunction with the early extinguishment of debt, the Company incurred a call premium of $6.5 million and wrote-off additional debt issuance costs of $3.1 million. During 2002, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. As a result, these amounts are included as a component of “interest expense, net” in the accompanying consolidated statements of operations. Previously, such items had been treated as extraordinary losses.

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

     For the twelve and the twenty-eight week periods ended July 13, 2003 and July 14, 2002, total revenues and net losses from discontinued operations were as follows:

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/13/03	07/14/02	07/13/03	07/14/02

Total revenues	$20.9	$21.3	$49.5	$50.0

Net loss from discontinued operations:
Loss from discontinued operations	$(0.4)	$-	$(0.8)	$(9.2)
Income tax benefit (expense)	0.1	-	0.2	(0.9)

	$(0.3)	$-	$(0.6)	$(10.1)

     Balance sheet data associated with these operations, as of July 13, 2003 and December 29, 2002, were as follows:

(in millions)	07/13/03	12/29/02

Assets:
Cash and cash equivalents	$0.9	$1.2
Accounts receivable, net	9.7	10.6
Other current assets	14.6	12.3
Property and equipment, net	23.8	23.9
Intangible assets	17.9	18.0
Other long-term assets, net	5.3	4.8

Total assets	$72.2	$70.8

Liabilities:
Accounts payable and accrued liabilities	$7.7	$8.6
Deferred credits and other long-term liabilities	2.2	2.1

Total liabilities	$9.9	$10.7

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

8.   Stock-Based Employee Compensation

     The Company accounts for stock options issued to employees under the intrinsic value method. Had the Company’s stock option plans been accounted for under the fair value method, the Company’s net income would have been reduced to the following pro forma amounts:

	12 Weeks Ended		28 Weeks Ended
(in millions, except per share amounts)	07/13/03	07/14/02	07/13/03	07/14/02

Net income as reported	$5.9	$3.4	$11.6	$6.5
Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(0.6)	(0.5)	(1.3)	(1.0)

Pro forma net income	$5.3	$2.9	$10.3	$5.5

Basic earnings per share
As reported	$0.21	$0.11	$0.42	$0.21
Pro forma	$0.19	$0.09	$0.37	$0.18
Diluted earnings per share
As reported	$0.21	$0.10	$0.41	$0.20
Pro forma	$0.19	$0.09	$0.36	$0.17

9.   Components of Earnings Per Share Computation

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/13/03	07/14/02	07/13/03	07/14/02

Numerators for earning per share computation:
Income before discontinued operations and accounting change	$6.2	$3.4	$12.6	$16.6
Discontinued operations	(0.3)	-	(0.6)	(10.1)
Cumulative effect of an accounting change	-	-	(0.4)	-

Net income	$5.9	$3.4	$11.6	$6.5

Denominator for basic earnings per share - weighted average shares	27.7	30.9	27.6	30.8
Dilutive employee stock options and warrants	1.0	1.6	1.0	1.7

Denominator for diluted earnings per share	28.7	32.5	28.6	32.5

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

(in millions)	Chicken	Bakery	Corporate	Total

2003 Second Quarter
Total revenues	$95.8	$10.3	$0.2	$106.3
Operating profit (loss)	24.1	(1.0)	(11.7)	11.4
Depreciation and Amortization	3.9	0.7	1.0	5.6
Capital expenditures	3.2	0.1	2.1	5.4
2002 Second Quarter
Total revenues	$110.5	$17.4	$0.3	$128.2
Operating profit (loss)	27.4	(3.4)	(5.4)	18.6
Depreciation and Amortization	4.4	1.3	0.3	6.0
Capital expenditures	7.3	1.3	0.6	9.2

2003 Year to Date
Total revenues	$220.7	$24.4	$0.6	$245.7
Operating profit (loss)	51.3	(2.4)	(24.6)	24.3
Depreciation and Amortization	9.0	1.3	2.6	12.9
Capital expenditures	6.3	0.9	5.3	12.5
2002 Year to Date
Total revenues	$255.3	$38.3	$0.7	$294.3
Operating profit (loss)	59.5	(4.1)	(10.4)	45.0
Depreciation and amortization	10.2	3.0	0.9	14.1
Capital expenditures	15.8	3.0	2.6	21.4

As of July 13, 2003
Goodwill	$10.6	$11.7	$-	$22.3
Total assets	265.6	65.6	140.3	471.5
As of December 29, 2002
Goodwill	$10.6	$11.7	$-	$22.3
Total assets	274.0	67.1	146.2	487.3

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

11.   Restatement of Financial Statements

     The Company’s previously issued condensed consolidated statement of operations for the twelve and twenty-eight weeks ended July 14, 2002 have been restated to correct certain accounting errors. The aggregate effect of the restatement decreased previously reported net income for the twelve weeks ended July 14, 2002 by $3.6 million and decreased previously reported basic and diluted earnings per share for that period by $0.12 and $0.12, respectively. The aggregate effect of the restatement increased previously reported net income for the twenty-eight weeks ended July 14, 2002 by $3.9 million and increased basic and diluted earnings per share for that period by $0.13 and $0.12, respectively.

     As discussed in Note 23 to the Company’s consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K, the restatement impacted several years and certain of the issues impact multiple periods. Certain matters giving rise to the restatement and their effect on previously reported earnings for the twelve and twenty-eight weeks ended July 14, 2002 were as follows:

	Effect of the Corrections on
	Previously Reported Earnings
(In millions)	Increase (Decrease)
	Twelve Weeks Ended	Twenty-Eight Weeks
Issue	July 14, 2002	Ended July 14, 2002

Gains associated with unit conversions	$(3.9)	$(3.8)
Impairment of long-lived assets	0.4	0.6
Impairment of goodwill at Seattle Coffee	-	5.6
Post-employment payments to a former officer	-	0.1
Cinnabon purchase accounting	(0.4)	(0.7)
Inventory adjustments at Seattle Coffee	(0.6)	0.8
Equipment placed at Seattle Coffee customers	0.2	-
Accrued liabilities	(0.4)	0.5
Capitalized interest	-	(0.1)
Business taxes and related professional fees	(0.1)	(0.1)
Slotting fees at Seattle Coffee	(0.1)	(0.2)
Beverage rebates	-	(0.2)
Rent expense	(0.2)	(0.4)
Sales allowances at Seattle Coffee	(0.2)	0.5
Recognition of re-imaging costs	0.1	(0.2)
Future lease obligations — closed units	(0.3)	(0.4)
Leasehold improvement — useful lives	(0.2)	(0.4)
Group medical insurance accrual	-	0.4
Capitalized expenses	(0.1)	(0.2)
Other	(0.2)	0.3

Subtotal	(6.0)	2.1
Income tax effect	2.4	1.8

Total	$(3.6)	$3.9

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

     Impairment of Long-Lived Assets.   The Company’s prior accounting treatment regarding impairment of long-lived assets was to evaluate company-operated QSRs on a market basis. The Company has determined that the evaluation should have been performed on a site-by-site basis, which is the lowest level of identifiable cash flows as required by SFAS 121. Accordingly the Company adjusted its long-lived asset impairment charges to reflect the evaluation on a site-by-site basis. These adjustments reduced depreciation expense during the twelve and twenty-eight weeks ended July 14, 2002.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

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

     Rent Expense.   The Company recorded rent expense on a straight-line basis over the initial lease term for certain of its leases. The Company has determined that rent expense for all leases should have been calculated using the straight-line basis over the lease term (inclusive of renewal options the Company was reasonably expected to exercise).

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)

     The following table compares previously reported results of operations with restated amounts for the twelve and twenty eight weeks ended July 14, 2002. In addition to the restatement adjustments, the “as restated” columns include certain reclassifications to conform the 2002 statement of operations to the 2003 presentation. These reclassifications have not been made to the “as previously reported” columns. The reclassifications relate to discontinued operations, wholesale revenues, gains and losses and certain fees associated with unit conversions.

	Twelve Weeks Ended		Twenty Eight Weeks Ended
	July 14, 2002		July 14, 2002
	As Previously	As	As Previously	As
(In millions)	Reported	Restated	Reported	Restated

Revenues:
Sales by company-operated restaurants	$99.1	$92.9	$236.3	$222.1
Franchise revenue	31.0	25.6	63.3	57.5
Wholesale revenues	15.6	-	35.3	-
Other revenues	4.3	9.7	10.0	14.7

Total revenues	150.0	128.2	344.9	294.3

Expenses:
Restaurant employee, occupancy and other expenses	52.4	48.5	123.9	115.1
Restaurant food, beverages and packaging	28.0	26.2	66.4	61.7
General and administrative expenses	25.2	24.1	58.4	53.1
Wholesale cost of sales and operating expenses	11.5	-	26.7	-
Depreciation and amortization	7.3	6.0	17.0	14.1
Impairment charges and other	0.7	4.8	0.8	5.3

Total expenses	125.1	109.6	293.2	249.3

Operating profit	24.9	18.6	51.7	45.0
Interest expense, net	3.9	13.2	9.5	18.5

Income before income taxes	21.0	5.4	42.2	26.5
Income tax expense	8.1	2.0	16.3	9.9

Income from continuing operations	12.9	3.4	25.9	16.6
Extraordinary loss on debt extinguishment, net	(5.9)	-	(5.9)	-
Discontinued operations, net of taxes	-	-	-	(10.1)
Cumulative effect of an accounting change	-	-	(17.4)	-

Net income	$7.0	$3.4	$2.6	$6.5

     As previously reported, the Company recorded a transitional impairment of goodwill related to Seattle Coffee upon adoption of SFAS 142. As restated, the impairment has been adjusted and is reflected in discontinued operations.

      The following table compares previously reported cash flow amounts with restated amounts for the twenty-eight weeks ended July 14, 2002.

	As
	Previously	As
(In millions)	Reported	Restated

Cash flows provided by operating activities	$43.1	$52.4

Cash flows used in investing activities	(7.4)	(5.9)

Cash flows used in financing activities	(15.5)	(26.9)

Net increase in cash	$20.2	$19.6

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

     The financial data in this quarterly report on Form 10-Q for the first two quarters of 2002 has been restated from amounts previously reported for the correction of accounting errors. A discussion of the restatement in relation to the affected quarters of 2002, is provided in Note 11 to the Condensed Consolidated Financial Statements. All information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement.

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

     As of July 13, 2003, we operated and franchised 4,150 QSRs in 46 states, the District of Columbia, Puerto Rico and 32 foreign countries. That total, by brand, was as follows:

	Domestic		International
	Company -		Company -
	Operated	Franchised	Operated	Franchised	Total

Popeyes	95	1,324	-	340	1,759
Church’s	282	965	-	268	1,515
Cinnabon	83	364	-	165	612
Seattle Coffee (SBC and TI)	70	82	3	109	264

Total	530	2,735	3	882	4,150

Fiscal Periods

     The Company has a 52/53-week fiscal year that ends on the last Sunday in December. Our first fiscal quarter contains 16 weeks and the remaining quarters contain 12 weeks (13 weeks in the fourth quarter of a 53-week year). Our 2003 and 2002 fiscal years both contain 52 weeks. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the twelve week periods ended July 13, 2003 and July 14, 2002 are referred to as the second quarter of 2003 and the second quarter of 2002, respectively.

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

	12 Weeks Ended		28 Weeks Ended
	7/13/03	7/14/02	7/13/03	7/14/02

Revenues:
Sales by company-operated restaurants	71%	73%	71%	76%
Franchise revenues	25%	20%	24%	19%
Other revenues	4%	7%	5%	5%

Total revenues	100%	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (1)	52%	52%	52%	52%
Restaurant food, beverages and packaging (1)	29%	28%	29%	28%
General and administrative expenses	22%	19%	23%	18%
Depreciation and amortization	5%	5%	5%	5%
Impairment charges and other	5%	4%	4%	2%

Total expenses	89%	86%	90%	85%

Operating profit	11%	14%	10%	15%
Interest expense, net	2%	10%	2%	6%

Income before income taxes, discontinued operations and accounting change	9%	4%	8%	9%
Income tax expense	3%	1%	3%	3%

Income before discontinued operations and accounting change	6%	3%	5%	6%
Discontinued operations, net of income taxes	(1)%	-	-	(3)%
Cumulative effect of an accounting change, net of income taxes	-	-	-	-

Net income	5%	3%	5%	3%

(1)	Expressed as a percentage of sales by company-operated restaurants.

Comparisons of the Second Quarters for 2003 and 2002

Sales by Company-Operated Restaurants

				As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Chicken	$68.4	$81.7	$(13.3)	(16.3)%
Bakery	6.5	11.2	(4.7)	(42.0)

Total	$74.9	$92.9	$(18.0)	(19.4)%

     Chicken.   Of the $13.3 million decrease in sales by company-operated restaurants, approximately $12.3 million was due to the conversion of 111 company-operated Church’s restaurants throughout 2002. Approximately $1.8 million of the decrease was attributable to a net decrease in same-store sales for the second quarter of 2003 compared to the second quarter of 2002 (a 2.9% decline in same-store sales at Church’s company-operated restaurants and a 2.1% decline in same-store sales at Popeyes company-operated restaurants). The remaining fluctuation was due to various influences including the actual number and timing of restaurant openings and closings.

     Bakery.   Of the $4.7 million decrease in sales by company-operated bakeries, approximately $4.2 million was due to the conversion of 63 company-operated bakeries throughout 2002. Approximately $0.6 million of the decrease was due to a 9.0% decline in same-store sales in the second quarter of 2003 compared to the second quarter 2002. The remaining fluctuation was due to various influences including the actual number and timing of bakery openings and closings.

Franchise Revenues

				As a
(Dollars in millions)	2003	2002	Increase	Percent

Chicken	$23.9	$23.3	$0.6	2.6%
Bakery	2.7	2.3	0.4	17.4

Total	$26.6	$25.6	$1.0	3.9%

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

     Chicken.   Of the $0.6 million increase in franchise revenues, approximately $1.5 million was due to an increase in royalties resulting from an increase in franchised units, which was partially offset by an approximate $0.6 million decrease in royalties attributable to a decrease in same-store sales for the second quarter of 2003 compared to the second quarter of 2002 and $0.3 million was due to a decrease in franchise fees because of lower franchised unit openings in the second quarter of 2003 compared to the second quarter of 2002.

     Bakery.   Of the $0.4 million increase in franchise revenues, approximately $0.3 million was due to an increase in royalties resulting from an increase in franchised units and $0.2 million was due to an increase in franchise fees primarily from the recognition of deferred development fees associated with terminated development agreements. The overall increase was partially offset by an approximate $0.1 million decrease in domestic and international franchise same-store sales.

Other Revenues

			Increase
(Dollars in millions)	2003	2002	(Decrease)	As a Percent

Rental income	$4.6	$3.8	$0.8	21.1%
Conversion related fees	-	5.3	(5.3)	N/A
Wholesale revenues	0.2	0.6	(0.4)	(66.7)

Total	$4.8	$9.7	$(4.9)	(50.5)%

     Substantially all of the $0.8 million increase in rental income was due to an increase in the number of rental arrangements that resulted from unit conversions transacted during 2002. There were no unit conversions and related fees in the second quarter of 2003, which resulted in the $5.3 million decrease in such fees compared to the comparable period in 2002. The $0.4 million decrease in wholesale revenues was due to the discontinuance of sales in the second quarter 2003 of cinnamon rolls under a wholesale arrangement with a major retailer in our bakery segment.

Restaurants Employee, Occupancy and Other Expenses

     Restaurant employee, occupancy and other costs were $38.8 million in the second quarter of 2003, a $9.7 million decrease from the second quarter of 2002. This decrease is attributable to the reduction in sales from company-operated restaurants from 2002 to 2003 (which is principally due to the conversion of company-operated QSRs to franchised QSRs). These costs constituted approximately 52% of sales from company-operated restaurants in the second quarter of both 2003 and 2002.

Restaurant Food, Beverage and Packaging

     Restaurant food, beverage and packaging costs were $21.6 million in the second quarter of 2003, a $4.6 million decrease from the second quarter of 2002. This decrease is attributable to the reduction in sales from company-operated restaurants from 2002 to 2003 (which is principally due to the conversion of company-operated QSRs to franchised QSRs). These costs constituted approximately 29% and 28%, respectively, of sales from company-operated restaurants in the second quarter of 2003 and 2002. The increase in these costs as a percentage of our restaurant sales was principally due to rising chicken costs.

General and Administrative Expenses

     General and administrative expenses were $23.8 million in the second quarter of 2003, a $0.3 million decrease from the second quarter of 2002. The decrease is primarily due to a $1.4 million decrease in divisional overhead support costs. This was partially offset by higher severance costs.

Depreciation and Amortization

     Depreciation and amortization was $5.6 million in the second quarter of 2003, a $0.4 million decrease from the second quarter of 2002. The decrease was mainly due to reductions in depreciation expense resulting from the sale of company-operated QSRs to franchisees. Depreciation and amortization was approximately 5% of total revenues in the first quarter of both 2003 and 2002.

Impairment Charges and Other

     Impairment charges and other includes (1) impairment charges associated with goodwill balances, other intangible assets and other long-lived assets; (2) professional fees and other related charges associated with the restatement and the re-audit of 2001 and 2000 financial information; (3) costs associated with unit closures and refurbishments; (4) gains and losses on the sale of assets; and (5) wholesale costs associated with bakery wholesale sales. These aggregated to $5.1 million in the second quarter of 2003, a $0.3 million increase from the second quarter of 2002.

     The increase was mainly due to $4.6 million in restatement related expenses that were incurred in the second quarter of 2003 compared to zero in the second quarter of 2002; partially offset by a $4.1 million increase in net gains on sales of assets.

Operating Profit (Loss)

(Dollars in			Increase	As a
millions)	2003	2002	(Decrease)	Percent

Chicken	$24.1	$27.4	$(3.3)	(12.0)%
Bakery	(1.0)	(3.3)	2.3	69.7
Corporate	(11.7)	(5.5)	(6.2)	(112.7)

	$11.4	$18.6	$(7.2)	(38.7)%

     During 2003, we modified our approach to allocating corporate overhead costs to our business segments. During 2003, information technology costs were allocated to the segments. Our allocations for 2002 were adjusted to be consistent with the 2003 approach.

     On a consolidated basis, operating profit was $11.4 million in the second quarter of 2003, a $7.2 million decrease from the comparable period in 2002. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

     The $3.3 million decline in operating profit associated with our chicken segment was principally due to a decrease in company-operated units resulting from 2002 unit conversions and declining same-store sales.

     The $2.3 million increase in operating profit associated with our bakery segment was principally due to a $2.7 million decrease in impairment charges within this segment.

     The $6.2 million decline in operating profit associated with our corporate operations was principally due to $4.6 million of restatement expenses that were incurred in the second quarter of 2003 compared to zero in the second quarter of 2002; $1.8 million of higher severance costs; and $1.1 million of higher professional fees.

Interest Expense, Net

     Interest expense was $1.6 million in the second quarter of 2003, an $11.6 million decrease from the second quarter of 2002. The decrease was principally due to $6.5 million of premiums paid in 2002 relating to the extinguishment of our Senior Subordinated Notes and $3.1 million of debt issuance costs that were written off in 2002, in both cases, compared to zero in 2003. The remaining decrease was principally related to lower debt balances and lower interest rates.

Income Taxes

     Our effective tax rate in the second quarter of 2003 was 36.7%, compared to an effective tax rate of 36.9% in the second quarter of 2002.

Loss from Discontinued Operations, Net of Income Taxes

     In the second quarter of 2003, we recognized a net loss of $0.3 million relating to Seattle Coffee compared to breakeven operating results in the second quarter of 2002.

Comparisons for the Twenty-Eight Weeks Ended July 13, 2003 and July 14, 2002

Sales by Company-Operated Restaurants

				As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Chicken	$158.9	$193.7	$(34.8)	(18.0)%
Bakery	15.4	28.4	(13.0)	(45.8)

Total	$174.3	$222.1	$(47.8)	(21.5)%

     Chicken.   Of the $34.8 million decrease in sales by company-operated restaurants, approximately $32.9 million of it was due to the conversion of 111 company-operated Church’s restaurants throughout 2002. Approximately $3.6 million of the decrease was attributable to a net decrease in same-store sales for the twenty-eight week period ended July 13, 2003 compared to the twenty-eight week period ended July 14, 2002 (a 2.7% decline in same-store sales at Church’s company-operated restaurants and a 1.5% decline in same-store sales at Popeyes company-operated restaurants). The remaining fluctuation was due to various influences including the actual number and timing of restaurant openings and closings.

     Bakery.   Of the $13.0 million decrease in sales by company-operated bakeries, approximately $10.9 million was due to the conversion of 63 company-operated bakeries throughout 2002. Approximately $1.8 million of the decrease was due to an 11.1% decline in same-store sales for the twenty-eight week period ended July 13, 2003 compared to the twenty-eight week period ended July 14, 2002. The remaining fluctuation was due to various influences including the actual number and timing of bakery openings and closings.

Franchise Revenues

				As a
(Dollars in millions)	2003	2002	Increase	Percent

Chicken	$53.7	$52.0	$1.7	3.3%
Bakery	6.0	5.5	0.5	9.1

Total	$59.7	$57.5	$2.2	3.8%

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

     Chicken.   Of the $1.7 million increase in franchise revenues, approximately $3.9 million was due to an increase in royalties resulting from an increase in franchised units, which was partially offset by an approximate $1.8 million decrease in royalties attributable to a decrease in same-store sales for the twenty-eight weeks ended July 13, 2003 compared to the twenty-eight weeks ended July 14, 2002 and a $0.4 million decrease in franchise fees because of lower franchised unit openings in the twenty-eight weeks ended July 13, 2003 compared to the twenty-eight weeks ended July 14, 2002.

     Bakery.   Of the $0.5 million increase in franchise revenues, approximately $0.7 million was due to an increase in royalties resulting from an increase in franchised units. This increase was partially offset by an approximate $0.2 million decrease in royalties from a decline in domestic and international franchise same-store sales.

Other Revenues

			Increase	As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Rental income	$10.8	$8.6	$2.2	25.6%
Conversion related fees	-	5.3	(5.3)	N/A
Wholesale revenues	0.9	0.8	0.1	12.5

Total	$11.7	$14.7	$(3.0)	(20.4)%

     Substantially all of the $2.2 million increase in rental income was due to an increase in the number of rental arrangements that resulted from unit conversions transacted during 2002. There were no unit conversions and related fees in the second quarter of 2003, which resulted in the $5.3 million decrease in such fees compared to the comparable period in 2002. The $0.1 million increase in wholesale revenues was due to an increase in sales of cinnamon rolls under a wholesale arrangement with a major retailer in our bakery segment; this wholesale arrangement was discontinued during the second quarter of 2003.

Restaurants Employee, Occupancy and Other Expenses

     Restaurant employee, occupancy and other costs were $90.7 million in the twenty-eight week period ended July 13, 2003, a $24.4 million decrease from the comparable period in 2002. This decrease is attributable to the reduction in sales from company-operated restaurants from 2002 to 2003 (which is principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant employee, occupancy and other expenses were approximately 52% of sales from company-operated restaurants in the first twenty-eight weeks of both 2003 and 2002.

Restaurant Food, Beverage and Packaging

     Restaurant food, beverage and packaging costs were $50.9 million in the twenty-eight week period ended July 13, 2003, a $10.8 million decrease from the comparable period in 2002. This decrease is attributable to the reduction in sales from company-operated restaurants from 2002 to 2003 (which is principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant food, beverage and packaging costs were approximately 29% and 28%, respectively, of sales from company-operated restaurants in the first twenty-eight weeks of 2003 and 2002. The increase in these costs as a percentage of our restaurant sales was principally due to rising chicken costs.

General and Administrative Expenses

     General and administrative expenses were $56.9 million in the twenty-eight week period ended July 13, 2003, a $3.8 million increase from the comparable period in 2002. The increase is primarily due to higher professional fees in the first quarter of 2003, including $2.0 million related to a productivity initiative and $1.8 million in severance costs incurred in the second quarter of 2003 mainly related to the implementation of the productivity initiative in the first quarter of 2003.

Depreciation and Amortization

     Depreciation and amortization was $12.9 million in the twenty-eight week period ended July 13, 2003, a $1.2 million decrease from the comparable period in 2002. The decrease was mainly due to reductions in depreciation expense resulting from the sale of company-operated QSRs to franchisees. Depreciation and amortization was approximately 5% of total revenues in the first twenty-eight weeks of both 2003 and 2002.

Impairment Charges and Other

     Impairment charges and other includes (1) impairment charges associated with goodwill balances, other intangible assets and other long-lived assets; (2) professional fees and other related charges incurred during 2003 associated with the restatement and the re-audit of 2001 and 2000 financial information; (3) costs associated with unit closures and refurbishments; (4) gains and losses on the sale of assets; (5) costs associated with an independent investigation commissioned by our Audit Committee and certain shareholder litigation; and (6) wholesale costs associated with bakery wholesale sales. These aggregated to $10.0 million in the twenty-eight week period ended July 13, 2003, a $4.7 million increase from the comparable period in 2002.

     The increase was mainly due to $6.2 million in restatement related expenses that were incurred in the twenty-eight week period ended July 13, 2003 compared to zero in the comparable period in 2002; and by a $2.9 million increase in asset impairments; partially offset by $4.5 million of higher net gains on the sale of assets.

Operating Profit (Loss)

(Dollars in			Increase	As a
millions)	2003	2002	(Decrease)	Percent

Chicken	$51.3	$59.5	$(8.2)	(13.8)%
Bakery	(2.4)	(4.1)	1.7	41.5
Corporate	(24.6)	(10.4)	(14.2)	(136.5)

	$24.3	$45.0	$(20.7)	(46.0)%

     During 2003, we modified our approach to allocating corporate overhead costs to our business segments. During 2003, information technology costs were allocated to the segments. Our allocations for 2002 were adjusted to be consistent with the 2003 approach.

     On a consolidated basis, operating profit was $24.3 million in the twenty-eight period ended July 13, 2003, a $20.7 million decrease from the comparable period in 2002. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

     The $8.2 million decline in operating profit associated with our chicken segment was principally due to a decrease in company-operated units resulting from 2002 unit conversions and declining same-store sales.

     The $1.7 million increase in operating profit associated with our bakery segment was principally due to a decrease of $2.6 million in impairment charges within this segment.

     The $14.2 million decline in operating profit associated with our corporate operations was principally due to $6.2 million of restatement expenses that were incurred in the twenty-eight week period ended July 13, 2003 compared to zero in the comparable period of 2002; $7.1 million of higher professional fees; and $1.8 million of higher severance costs.

Interest Expense, Net

     Interest expense was $4.1 million in the twenty-eight week period ended July 13, 2003, a $14.4 million decrease from the comparable period in 2002. The decrease was principally due to $6.5 million of premiums paid in 2002 relating to the extinguishment of our Senior Subordinated Notes and $3.1 million of debt issuance costs that were written off in 2002, in both cases, compared to zero in 2003. The remaining decrease was principally related to lower debt balances and lower interest rates.

Income Taxes

     Our effective tax rate in the twenty-eight week period ended July 13, 2003 was 37.7%, compared to an effective tax rate of 37.3% in the comparable period in 2002. Our effective tax rate increased mainly due to an increase in the state tax rate.

Loss from Discontinued Operations, Net of Income Taxes

     In the twenty-eight week period ended July 13, 2003, we recognized a net loss of $0.6 million relating to Seattle Coffee compared to a net loss of $10.1 million in the comparable period of 2002. The net loss in 2002 includes an $11.8 million, pre-tax, charge related to the impairment of Seattle Coffee’s goodwill upon our adoption of SFAS 142, Goodwill and Other Intangible Assets, in the first quarter of 2002.

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

Consolidated Cash Flows: Comparison of the First Twenty-Eight Weeks of 2003 and 2002

(in millions)	2003	2002

Cash flows provided by operating activities	$28.7	$52.4
Cash flows used in investing activities	(13.6)	(5.9)
Cash flows used in financing activities	(20.3)	(26.9)

Net (decrease) increase in cash	$(5.2)	$19.6

     Cash flows provided by operating activities.   Net cash flows provided by operating activities were $28.7 million in the twenty-eight week period ended July 13, 2003, a $23.7 million decrease from the comparable period of 2002. The decrease was principally the result of a $12.9 million decrease in deferred tax expense; a $10.0 million decrease in income from continuing operations before consideration of non-cash charges for accounting changes, depreciation and amortization, asset write-downs, provisions for bad debts, non-cash interest, compensatory stock options, gains and losses; and a $3.9 million use of cash from the operating activities of discontinued operations in the twenty-eight week period ended July 13, 2003 compared to $2.5 million use of cash from the operating activities of discontinued operations in the comparable period of 2002. This was partially offset by a $5.6 million decrease in net operating assets in the forty week period ended in the twenty-eight week period ended July 13, 2003 compared to an $5.0 million decrease in the comparable period of 2002.

     Cash flows used in investing activities.   Net cash flows used in investing activities were $13.6 million in the twenty-eight week period ended July 13, 2003, a $7.7 million increase from the comparable of 2002. The decrease was principally due to lower proceeds from the disposition of property and equipment due to unit conversions, partially offset by lower capital expenditures.

     In the twenty-eight week period ended July 13, 2003, proceeds from the disposition of property and equipment were $0.3 million compared to $18.6 million in the comparable period of 2002. The 2002 proceeds include amounts related to a significant unit conversion associated with the Company’s chicken and bakery segments. In the twenty-eight week period ended July 13, 2003, capital expenditures were $12.5 million compared to $21.4 million in the comparable period of 2002.

     Cash flows used in financing activities.   Net cash used in financing activities was $19.6 million in the twenty-eight week period ended July 13, 2003. This was principally composed of $14.4 million of principal payments on the term loans associated with our 2002 Credit Facility; $5.0 million of net payments associated with the revolving portion of our 2002 Credit Facility; and $2.2 million decrease in bank overdrafts partially offset by $2.0 million provided by various matters.

     Net cash used in financing activities was $26.9 million in the twenty-eight week period ended July 14, 2002. This was principally composed of $133.4 million of payments associated with our Senior Subordinated Notes which we retired; $78.7 million of payments associated with our 1997 Credit Facility which we retired; $13.0 million decrease in bank overdrafts; and various other matters partially offset by $200.0 million of proceeds from our 2002 Credit Facility.

Liquidity and Capital Resources

     We have financed our business activities primarily with funds generated from operating activities, proceeds from the sale of company-operated QSRs to franchisees, proceeds from the sale of our common stock in our initial public offering and the issuance of debt under our 2002 Credit Facility.

     Based upon our current level of operations, anticipated growth, and assuming compliance with our 2002 Credit Facility, we believe that available cash provided from operating activities, proceeds from the sale of our Seattle Coffee subsidiary, and available borrowings under our lines of credit ($23.2 million available as of July 13, 2003) will be adequate to meet our anticipated future requirements for working capital, including various contractual obligations discussed below, and for capital expenditures throughout 2003 and 2004.

     In Note 4 to our condensed consolidated financial statements included at Part 1, Item 1 herein, we describe several legal proceedings in which we are involved that relate to our announcements on March 24, 2003 and April 22, 2003 that we would restate certain previously issued financial statements. The lawsuits against AFC described therein, present material and significant risk to us. Although we believe that we have meritorious defenses to the claims of liability or for damages in these actions, we are unable at this time to predict the outcome of these actions or reasonably estimate a range of damages. The amount of a settlement of or judgment on one or more of these claims or other potential claims relating to the same events could substantially exceed the limits of our D&O insurance. The ultimate resolution of these matters could have a material adverse impact on our financial results, financial condition and liquidity.

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

     During the twenty-eight weeks ended July 13, 2003, we invested $13.8 million in various capital projects, including $2.9 million in new and relocated QSRs, $1.5 million in our re-imaging program, $0.7 million in our Seattle Coffee wholesale operations, $3.3 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities and $4.3 million for information technology systems and $1.1 million to complete other projects.

     During the twenty-eight weeks ended July 14, 2002, we invested $24.9 million in various capital projects, including $5.2 million in new and relocated QSRs, $4.8 million in our re-imaging program, $1.4 million in our Seattle Coffee wholesale operations, $7.0 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $1.8 million for information technology systems, and $4.7 million to complete other projects.

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

     Foreign Currency Exchange Risk.   We are exposed to currency risk from the potential changes in foreign currency rates that directly impact our revenues and cash flows from our international franchise operations. For the first twenty-eight weeks of 2003 and 2002, foreign-sourced revenues represented 3.9% and 3.1% of total revenues, respectively. As of July 13, 2003, approximately $3.8 million of our accounts receivable were denominated in foreign currencies.

     Due to our international operations, we are exposed to risks from changes in international economic conditions and changes in foreign currency rates. On a limited basis, we have entered into foreign currency agreements with respect to the Korean Won to reduce our foreign currency risks associated with royalty streams from franchised operations in Korea.

     Interest Rate Risk.   Our net exposure to interest rate risk consists of our borrowings under our 2002 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 13, 2003, the balances outstanding under our 2002 Credit Facility totaled $203.5 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2002 Credit Facility would be approximately $2.0 million.

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
Exhibit 10.1
Second Amendment dated May 30, 2003 to the Credit Agreement dated as of May 23, 2002 among AFC Enterprises, Inc., as borrower, and the Lenders Party thereto, JP Morgan Chase Bank, as Administrative Agent, JP Morgan Securities, Inc., as Joint Bookrunner and Co-Lead Arranger, Credit Suisse First Boston, as Joint Bookrunner and Co-Lead Arranger, Credit Lyonnais New York Branch, as Co-Documentation Agent, Fleet National Bank, Inc., as Co-Documentation Agent, and SunTrust Bank, as Co- Documentation Agent (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

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