Form 10-Q
period 2003-10-05
AFC ENTERPRISES INC
filed 2004-05-24
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 5, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

AFC ENTERPRISES, INC.
INDEX

Part 1.     Financial Information

Item 1.     Financial Statements

AFC Enterprises, Inc.

Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	10/05/03	10/06/02	10/05/03	10/06/02

		(As Restated)		(As Restated)
Revenues:
Sales by company-operated restaurants	$74.0	$83.2	$248.3	$305.3
Franchise revenues	26.8	25.7	86.5	83.2
Other revenues	4.9	5.3	16.6	20.0

Total revenues	105.7	114.2	351.4	408.5

Expenses:
Restaurant employee, occupancy and other expenses	38.7	43.0	129.4	158.1
Restaurant food, beverages and packaging	21.6	24.0	72.5	85.7
General and administrative expenses	21.8	22.6	78.7	75.7
Depreciation and amortization	5.6	5.6	18.5	19.7
Impairment charges and other	6.9	0.6	16.9	5.9

Total expenses	94.6	95.8	316.0	345.1

Operating profit	11.1	18.4	35.4	63.4
Interest expense, net	1.4	1.9	5.5	20.4

Income before income taxes, discontinued operations and accounting change	9.7	16.5	29.9	43.0
Income tax expense	3.8	6.1	11.4	16.0

Income before discontinued operations and accounting change	5.9	10.4	18.5	27.0
Discontinued operations, net of income taxes	(2.1)	(0.5)	(2.7)	(10.6)
Cumulative effect of an accounting change, net of income taxes	-	-	(0.4)	-

Net income	$3.8	$9.9	$15.4	$16.4

Basic earnings (loss) per common share:
Income before discontinued operations and accounting change	$0.21	$0.34	$0.67	$0.88
Discontinued operations, net of income taxes	(0.07)	(0.01)	(0.09)	(0.34)
Cumulative effect of an accounting change, net of income taxes	-	-	(0.02)	-

Net income	$0.14	$0.33	$0.56	$0.54

Diluted earnings per common share:
Income before discontinued operations and accounting change	$0.20	$0.33	$0.65	$0.84
Discontinued operations, net of income taxes	(0.07)	(0.02)	(0.09)	(0.33)
Cumulative effect of an accounting change, net of income taxes	-	-	(0.02)	-

Net income	$0.13	$0.31	$0.54	$0.51

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	10/05/03	12/29/02
ASSETS
Current assets:
Cash and cash equivalents	$3.8	$8.4
Restricted cash	37.0	6.8
Accounts and current notes receivable, net	22.4	25.6
Prepaid income taxes	6.0	20.6
Assets of discontinued operations	-	70.8
Other current assets	9.8	10.3

Total current assets	79.0	142.5

Long-term assets:
Property and equipment, net	183.6	189.9
Goodwill	22.3	22.3
Trademarks and other intangible assets, net	102.9	103.0
Other long-term assets, net	27.0	29.6

Total long-term assets	335.8	344.8

Total assets	$414.8	$487.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42.1	$50.7
Accrued liabilities	17.0	17.8
Current debt maturities	11.7	17.6
Liabilities of discontinued operations	-	10.7

Total current liabilities	70.8	96.8

Long-term liabilities:
Long-term debt	148.0	209.0
Deferred credits and other long-term liabilities	66.9	71.7

Total long-term liabilities	214.9	280.7

Commitments and contingencies

Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	-	-
Common stock ($.01 par value; 150,000,000 shares authorized; 27,883,852 and 27,478,744 shares issued and outstanding at 2003 and 2002, respectively)	0.3	0.3
Capital in excess of par value	148.8	144.7
Notes receivable from officers, including accrued interest	(6.3)	(6.1)
Accumulated losses	(13.7)	(29.1)

Total shareholders’ equity	129.1	109.8

Total liabilities and shareholders’ equity	$414.8	$487.3

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	40 Weeks Ended
	10/05/03	10/06/02
		(As Restated)
Cash flows provided by (used in) operating activities:
Net income	$15.4	$16.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	2.7	10.6
Depreciation and amortization	18.5	19.7
Impairment and other write-downs of non-current assets	4.1	1.2
Cumulative effect of an accounting change, pre-tax	0.7	-
Deferred income taxes	(5.9)	15.7
Non-cash interest, net	0.4	3.6
Net (gain) loss on sale of assets	(1.1)	3.6
Provision for credit losses	1.8	1.0
Compensatory expense for stock options	-	0.3
Change in operating assets and liabilities:
Accounts receivable	2.7	-
Prepaid income taxes	12.7	1.6
Other operating assets	1.3	0.7
Accounts payable and other operating liabilities	(4.5)	5.8

Net cash provided by operating activities of continuing operations	48.8	80.2

Net cash (used in) operating activities of discontinued operations	(3.9)	(3.4)

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(18.2)	(29.3)
Capital expenditures of discontinued operations	(1.3)	(5.1)
Proceeds from dispositions of property and equipment	1.7	21.7
Proceeds from sale of Seattle Coffee, net	62.1	-
Other, net	0.5	0.6

Net cash provided by (used in) investing activities	44.8	(12.1)

Cash flows provided by (used in) financing activities:
Proceeds from 2002 Credit Facility	-	200.0
Principal and premium payments - Senior Subordinated Notes	-	(133.4)
Principal payments - 1997 Credit Facility	-	(78.7)
Principal payments - 2002 Credit Facility (term loans)	(48.1)	(27.1)
Net (repayments) borrowings - 2002 Credit Facility (revolver)	(16.7)	33.0
(Increase) decrease in restricted cash	(30.2)	0.8
Net (repayments) borrowings - Southtrust Line of Credit	-	(1.5)
Principal payments — other notes	(2.1)	-
Principal payments - capital lease obligations	-	(0.3)
Issuance of common stock, net	0.3	(0.1)
Stock repurchases	-	(48.3)
Decrease in bank overdrafts, net	(0.4)	(10.2)
Debt issuance costs	(0.2)	(4.4)
Proceeds from exercise of employee stock options and other, net	1.9	5.3

Net cash (used in) financing activities	(95.5)	(64.9)

Net decrease in cash and cash equivalents	(5.8)	(0.2)
Cash and cash equivalents at beginning of period	9.6	5.1

Cash and cash equivalents at end of period	$3.8	$4.9

Cash and cash equivalents of continuing operations at end of period	$3.8	$3.7
Cash and cash equivalents of discontinued operations at end of period	$-	$1.2

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)

3.     Long-Term Debt and Other Borrowings

(in millions)	10/05/03	12/29/02

2002 Credit Facility:
Revolving credit facility	$33.3	$50.0
Tranche A term loan	49.4	73.1
Tranche B term loan	75.4	99.8
Capital lease obligations	1.5	1.5
Other notes	0.1	2.2

	159.7	226.6
Less current portion	(11.7)	(17.6)

	148.0	$209.0

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)

     Amendments to the 2002 Credit Facility.    On March 31, 2003, May 30, 2003, July 14, 2003, August 22, 2003, October 30, 2003 and March 26, 2004, the Company amended its 2002 Credit Facility. The effect of these amendments was to:

•	Extend, for purposes of the facility, the deadline for providing the Company’s 2002 annual report to its lenders to December 15, 2003 (this requirement was satisfied as of that date).

•	Extend, for purposes of the facility, the deadline for filing the Company’s quarterly financial information to its lenders for the first, second and third quarters of 2003 to February 28, 2004 (this requirement was satisfied as of that date).

•	Raise the interest rate on outstanding indebtedness under the 2002 Credit Facility until such time as the Company has satisfied its 2002 annual reporting requirement, its 2003 quarterly reporting requirements and attained a bank credit rating of Ba3 and BB-, or better, by each of Moody’s and Standard & Poor’s, respectively.

•	Temporarily reduce the Company’s revolving line of credit from $75.0 million to $65.0 million until the Company delivers all of the required quarterly financial statements and demonstrates a total leverage ratio of not greater than two to one for 2003, at which time the revolving line of credit limit will return to the original commitment amount of $75.0 million (this requirement came into effect during the fourth quarter of 2003 and was satisfied during the first quarter of 2004).

•	Approve the Seattle Coffee divestiture.

•	Require the Company to use proceeds from the sale of Seattle Coffee to pay down $31.3 million of the facility’s term loans and deposit $32.0 million in a collateral account. The pay down occurred on July 17, 2003 and the deposit occurred on July 15, 2003. As of October 5, 2003, the deposit is a component of restricted cash in the attached condensed consolidated balance sheet.

•	Require the Company to use $29.2 million of the amounts deposited in the aforementioned collateral account to further pay down the facility’s term loans. The pay down occurred on October 31, 2003.

•	Adjust the computation of certain loan covenant ratios in 2003 to exclude from the computations certain fees associated with a productivity initiative performed in the first quarter of 2003, subject to certain monetary limits, and the various costs associated with the restatement of the Company’s previously issued financial statements.

•	Extend, for purposes of the facility, the filing deadline for the Company’s 2003 annual report to its lenders to April 12, 2004 (this requirement was satisfied prior to that date).

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)

     Under the terms of the revolving credit facility, the Company may also obtain short-term borrowings and letters of credit up to the amount of unused borrowings under that facility. As of October 5, 2003, there were $33.3 million in outstanding borrowings under the revolving credit facility and $6.8 million of outstanding letters of credit, leaving amounts available for short-term borrowings and additional letters of credit of $34.9 million. The revolving credit facility is due in full without installments in May 2007.

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)

5.     Impairment Charges and Other

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/05/03	10/06/02	10/05/03	10/06/02

Impairment and other write-downs of non-current assets	$0.3	$0.3	$4.1	$1.2
Restatement costs	3.8	-	10.0	-
Unit closures and refurbishments, net	1.7	(0.1)	1.8	0.3
Net (gain) loss on sale of assets	(0.1)	0.1	(1.1)	3.6
Special investigation, shareholder litigation and other	0.9	-	0.9	-
Wholesale costs	0.3	0.3	1.2	0.8

	$6.9	$0.6	$16.9	$5.9

     Of the $4.1 million of impairment charges recognized in the forty weeks ended October 5, 2003, $2.0 million relates to a new restaurant concept, associated with the Company’s chicken segment, which was abandoned in the Company’s first fiscal quarter of 2003.

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

6.     Interest Expense, Net

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/05/03	10/06/02	10/05/03	10/06/02

Interest on debt, net of capitalized amounts	$1.5	$1.9	$5.7	$10.6
Amortization of debt issuance costs	0.2	0.2	0.7	0.9
Write-off of debt issuance costs	-	-	-	3.1
Premiums – early debt extinguishments	-	-	-	6.5
Other debt related charges	0.2	0.2	0.7	0.6
Interest income	(0.5)	(0.4)	(1.6)	(1.3)

	$1.4	$1.9	$5.5	$20.4

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)

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

     For the twelve and the forty week periods ended October 5, 2003 and October 6, 2002, total revenues and net losses from discontinued operations were as follows:

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/05/03	10/06/02	10/05/03	10/06/02

Total revenues	$-	$20.5	$49.5	$70.5

Net loss from discontinued operations:
Loss from discontinued operations	$-	$(0.7)	$(0.8)	$(9.9)
Income tax benefit (expense)	-	0.2	0.2	(0.7)
Loss on sale of Seattle Coffee, net of $1.9 million of income taxes	(2.1)	-	(2.1)	-

	$(2.1)	$(0.5)	$(2.7)	$(10.6)

     Balance sheet data associated with these operations, as of December 29, 2002, was as follows:

(in millions)	12/29/02

Assets:
Cash and cash equivalents	$1.2
Accounts receivable, net	10.6
Other current assets	12.3
Property and equipment, net	23.9
Intangible assets	18.0
Other long-term assets, net	4.8

Total assets	$70.8

Liabilities:
Accounts payable and accrued liabilities	$8.6
Deferred credits and other long-term liabilities	2.1

Total liabilities	$10.7

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)

8.     Stock-Based Employee Compensation

     The Company accounts for stock options issued to employees under the intrinsic value method. Had the Company’s stock option plans been accounted for under the fair value method, the Company’s net income would have been reduced to the following pro forma amounts:

	12 Weeks Ended		40 Weeks Ended
(in millions, except per share amounts)	10/05/03	10/06/02	10/05/03	10/06/02

Net income as reported	$3.8	$9.9	$15.4	$16.4
Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(0.4)	(0.7)	(1.7)	(1.7)

Pro forma net income	3.4	9.2	13.7	14.7

Basic earnings per share
As reported	$0.14	$0.33	$0.56	$0.54
Pro forma	0.12	0.30	0.49	0.48

Diluted earnings per share
As reported	$0.13	$0.31	$0.54	$0.51
Pro forma	0.12	0.29	0.48	0.45

9.     Components of Earnings Per Share Computation

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/05/03	10/06/02	10/05/03	10/06/02

Numerators for earning per share computation:
Income before discontinued operations and accounting change	$5.9	$10.4	$18.5	$27.0
Discontinued operations	(2.1)	(0.5)	(2.7)	(10.6)
Cumulative effect of an accounting change	-	-	(0.4)	-

Net income	$3.8	$9.9	$15.4	$16.4

Denominator for basic earnings per share - weighted average shares	27.9	30.4	27.7	30.7
Dilutive employee stock options and warrants	0.8	1.3	1.0	1.5

Denominator for diluted earnings per share	28.7	31.7	28.7	32.2

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)

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

(in millions)	Chicken	Bakery	Corporate	Total

2003 Third Quarter

Total revenues	$94.9	$10.6	$0.2	$105.7
Operating profit (loss)	21.6	(0.6)	(9.9)	11.1
Depreciation and Amortization	3.9	0.6	1.1	5.6
Capital expenditures	2.5	0.5	2.7	5.7

2002 Third Quarter

Total revenues	$100.7	$13.0	$0.5	$114.2
Operating profit (loss)	24.1	(0.7)	(5.0)	18.4
Depreciation and amortization	4.2	1.1	0.3	5.6
Capital expenditures	5.8	0.8	1.3	7.9

2003 Year to Date

Total revenues	$315.6	$35.0	$0.8	$351.4
Operating profit (loss)	72.9	(3.0)	(34.5)	35.4
Depreciation and Amortization	12.9	1.9	3.7	18.5
Capital expenditures	8.8	1.4	8.0	18.2

2002 Year to Date

Total revenues	$356.0	$51.3	$1.2	$408.5
Operating profit (loss)	83.6	(4.8)	(15.4)	63.4
Depreciation and Amortization	14.4	4.1	1.2	19.7
Capital expenditures	21.6	3.8	3.9	29.3

As of October 5, 2003

Goodwill	$10.6	$11.7	$-	$22.3
Total assets	264.5	66.0	84.3	414.8

As of December 29, 2002

Goodwill	$10.6	$11.7	$-	$22.3
Total assets	274.0	67.1	146.2	487.3

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)

11.     Restatement of Financial Statements

     The Company’s previously issued condensed consolidated statement of operations for the twelve and forty weeks ended October 6, 2002 have been restated to correct certain accounting errors. The aggregate effect of the restatement decreased previously reported net income for the twelve weeks ended October 6, 2002 by $0.7 million and decreased previously reported basic and diluted earnings per share for that period by $0.02 and $0.03, respectively. The aggregate effect of the restatement increased previously reported net income for the forty weeks ended October 6, 2002 by $3.2 million and increased previously reported basic and diluted earnings per share for that period by $0.11 and $0.09, respectively.

     As discussed in Note 23 to the Company’s consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K, the restatement impacted several years and certain of the issues impact multiple periods. Certain matters giving rise to the restatement and their effect on previously reported earnings for the twelve and forty weeks ended October 6, 2002 were as follows:

	Effect of the Corrections on
	Previously Reported Earnings
	Increase (Decrease)
(In millions)	Twelve Weeks	Forty Weeks
	Ended Oct. 6,	Ended Oct. 6,
Issue	2002	2002

Gains associated with unit conversions	$(1.0)	$(4.8)
Impairment of long-lived assets	0.1	0.7
Impairment of goodwill at Seattle Coffee	-	5.6
Post-employment payments to a former officer	-	0.1
Cinnabon purchase accounting	(0.2)	(0.9)
Inventory adjustments at Seattle Coffee	1.4	2.2
Equipment placed at Seattle Coffee customers	(0.1)	(0.1)
Accrued liabilities	0.3	0.8
Capitalized interest	-	(0.1)
Business taxes and related professional fees	(0.1)	(0.2)
Slotting fees at Seattle Coffee	(0.1)	(0.3)
Beverage rebates	-	(0.2)
Rent expense	(0.2)	(0.6)
Sales allowances at Seattle Coffee	(0.2)	0.3
Recognition of re-imaging costs	0.2	-
Future lease obligations — closed units	-	(0.4)
Leasehold improvement — useful lives	(0.2)	(0.6)
Group medical insurance accrual	-	0.4
Capitalized expenses	-	(0.2)
Other	(0.7)	(0.4)

Subtotal	(0.8)	1.3
Income tax effect	0.1	1.9

Total	$(0.7)	$3.2

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

     Impairment of Long-Lived Assets.    The Company’s prior accounting treatment regarding impairment of long-lived assets was to evaluate company-operated QSRs on a market basis. The Company has determined that the evaluation should have been performed on a site-by-site basis, which is the lowest level of identifiable cash flows as required by SFAS 121. Accordingly the Company adjusted its long-lived asset impairment charges to reflect the evaluation on a site-by-site basis. These adjustments reduced depreciation expense during the twelve and forty weeks ended October 6, 2002.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – (Continued)

     The following table compares previously reported results of operations with restated amounts for the twelve and forty weeks ended October 6, 2002. In addition to the restatement adjustments, the “as restated” columns include certain reclassifications to conform the 2002 statement of operations to the 2003 presentation. These reclassifications have not been made to the “as previously reported” columns. The reclassifications relate to discontinued operations, wholesale revenues, gains and losses and certain fees associated with unit conversions.

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2002		October 6, 2002
	As Previously	As	As Previously	As
(In millions)	Reported	Restated	Reported	Restated

Revenues:
Sales by company-operated restaurants	$89.6	$83.2	$325.9	$305.3
Franchise revenue	26.5	25.7	89.8	83.2
Wholesale revenues	14.5	-	49.8	-
Other revenues	5.0	5.3	15.0	20.0

Total revenues	135.6	114.2	480.5	408.5

Expenses:
Restaurant employee, occupancy and other expenses	46.9	43.0	170.8	158.1
Restaurant food, beverages and packaging	25.8	24.0	92.2	85.7
General and administrative expenses	22.9	22.6	81.3	75.7
Wholesale cost of sales and operating expenses	13.6	-	40.3	-
Depreciation and amortization	7.2	5.6	24.2	19.7
Impairment charges and other	0.3	0.6	1.1	5.9

Total expenses	116.7	95.8	409.9	345.1

Operating profit	18.9	18.4	70.6	63.4
Interest expense, net	2.3	1.9	11.8	20.4

Income before income taxes	16.6	16.5	58.8	43.0
Income tax expense	6.0	6.1	22.3	16.0

Income from continuing operations	10.6	10.4	36.5	27.0
Extraordinary loss on debt extinguishment, net	-	-	(5.9)	-
Discontinued operations, net of taxes	-	(0.5)	-	(10.6)
Cumulative effect of an accounting change	-	-	(17.4)	-

Net income	$10.6	$9.9	$13.2	$16.4

     As previously reported, the Company recorded a transitional impairment of goodwill related to Seattle Coffee upon adoption of SFAS 142. As restated, the impairment has been adjusted and is reflected in discontinued operations.

     The following table compares previously reported cash flow amounts with restated amounts for the forty weeks ended October 6, 2002.

(In millions)	As Previously Reported	As Restated

Cash flows provided by operating activities	$62.7	$76.8
Cash flows used in investing activities	(14.3)	(12.1)
Cash flows used in financing activities	(50.5)	(64.9)

Net decrease in cash	$(2.1)	$(0.2)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

     The financial data in this quarterly report on Form 10-Q for the first three quarters of 2002 has been restated form amounts previously reported for the correction of accounting errors. A discussion of the restatement in relation to the affected quarters of 2002, is provided in Note 11 to the Condensed Consolidated Financial Statements. All information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement.

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

     Prior to the July 14, 2003 sale of our Seattle Coffee subsidiary, we also operated a coffee business segment. Seattle Coffee operated and franchised under the names Seattle’s Best Coffee® (“SBC”) and Torrefazione Italia®. In the sale of Seattle Coffee, we retained a portion of SBC’s franchising operations. The divested operations are presented as discontinued operations and previously reported financial information has been restated to present the divested operations in a manner consistent with our current year’s presentation. Unless otherwise noted, discussions and amounts throughout this Quarterly Report on Form 10-Q relate to our continuing operations.

     As of October 5, 2003, we operated and franchised 4,033 QSRs in 46 states, the District of Columbia, Puerto Rico and 35 foreign countries. That total, by brand, was as follows:

	Domestic		International
	Company-		Company-
	Operated	Franchised	Operated	Franchised	Total

Popeyes	88	1,344	-	344	1,776
Church’s	283	958	-	269	1,510
Cinnabon	82	364	-	172	618
Seattle’s Best Coffee	-	15	-	114	129

Total	453	2,681	-	899	4,033

Fiscal Periods

     The Company has a 52/53-week fiscal year that ends on the last Sunday in December. Our first fiscal quarter contains 16 weeks and the remaining quarters contain 12 weeks (13 weeks in the fourth quarter of a 53-week year). Our 2003 and 2002 fiscal years both contain 52 weeks. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the twelve week periods ended October 5, 2003 and October 6, 2002 are referred to as the third quarter of 2003 and the third quarter of 2002, respectively.

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

	12 Weeks Ended		40 Weeks Ended
	10/5/03	10/6/02	10/5/03	10/6/02

Revenues:
Sales by company-operated restaurants	70%	73%	71%	75%
Franchise revenues	25%	22%	24%	20%
Other revenues	5%	5%	5%	5%

Total revenues	100%	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (1)	52%	52%	52%	52%
Restaurant food, beverages and packaging (1)	29%	29%	29%	28%
General and administrative expenses	21%	20%	22%	19%
Depreciation and amortization	5%	5%	5%	5%
Impairment charges and other	6%	-	5%	1%

Total expenses	90%	84%	90%	85%

Operating profit	10%	16%	10%	15%
Interest expense, net	1%	2%	2%	5%

Income before income taxes, discontinued operations and accounting change	9%	14%	8%	10%
Income tax expense	3%	5%	3%	4%

Income before discontinued operations and accounting change	6%	9%	5%	6%
Discontinued operations, net of income taxes	(2)%	-	(1)%	(2)%
Cumulative effect of an accounting change, net of income taxes	-	-	-	-

Net income	4%	9%	4%	4%

(1)	Expressed as a percentage of sales by company-operated restaurants.

Comparisons of the Third Quarters for 2003 and 2002

Sales by Company-Operated Restaurants

				As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Chicken	$67.3	$74.7	$(7.4)	(9.9)%
Bakery	6.7	$8.5	(1.8)	(21.2)

Total	$74.0	$83.2	$(9.2)	(11.1)%

     Chicken.      Of the $7.4 million decrease in sales by company-operated restaurants, approximately $7.0 million was due to the conversion of 111 company-operated Church’s restaurants throughout 2002. Approximately $1.1 million of the decrease was attributable to a net decrease in same-store sales for the third quarter of 2003 compared to the third quarter of 2002 (a 1.3% decline in same-store sales at Church’s company-operated restaurants and a 2.7% decline in same-store sales at Popeyes company-operated restaurants). The remaining fluctuation was due to various influences including the actual number and timing of restaurant openings and closings.

     Bakery.      Of the $1.8 million decrease in sales by company-operated bakeries, approximately $1.4 million was due to the conversion of 63 company-operated bakeries throughout 2002. Approximately $0.1 million of the decrease was due to a 1.9% decline in same-store sales in the third quarter of 2003 compared to the third quarter 2002. The remaining fluctuation was due to various influences including the actual number and timing of bakery openings and closings.

Franchise Revenues

			Increase	As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Chicken	$24.2	$22.7	$1.5	6.6%
Bakery	2.6	3.0	(0.4)	(13.3)

Total	$26.8	$25.7	$1.1	4.3%

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

     Chicken.      Of the $1.5 million increase in franchise revenues, approximately $1.8 million was due to an increase in royalties resulting from an increase in franchised units, which was partially offset by an approximately $0.3 million decrease in royalties attributable to a decrease in same-store sales for the third quarter of 2003 compared to the third quarter of 2002.

     Bakery.      The $0.4 million decrease in franchise revenues was due to lower franchised unit openings in the third quarter of 2003 compared to the third quarter of 2002.

Other Revenues

			Increase	As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Rental income	$4.5	$4.2	$0.3	7.1%
Conversion related fees	-	0.5	(0.5)	N/A
Wholesale revenues	0.4	0.6	(0.2)	(33.3)

Total	$4.9	$5.3	$(0.4)	(7.5)%

     Substantially all of the $0.3 million increase in rental income was due to a full year of rental income in 2003 associated with unit conversions that occurred during 2002. There were no unit conversions and related fees in the third quarter of 2003, which resulted in the $0.5 million decrease in such fees compared to the comparable period in 2002. The $0.2 million decrease in wholesale revenues was mainly due the discontinuance of sales in the second quarter 2003 of cinnamon rolls under a wholesale arrangement with a major retailer in our bakery segment.

Restaurants Employee, Occupancy and Other Expenses

     Restaurant employee, occupancy and other costs were $38.7 million in the third quarter of 2003, a $4.3 million decrease from the third quarter of 2002. This decrease is attributable to the reduction in sales from company-operated restaurants from 2002 to 2003 (which is principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant employee, occupancy and other expenses were approximately 52% of sales from company-operated restaurants in the third quarter of both 2003 and 2002.

Restaurant Food, Beverage and Packaging

     Restaurant food, beverage and packaging costs were $21.6 million in the third quarter of 2003, a $2.4 million decrease from the third quarter of 2002. This decrease is attributable to the reduction in sales from company-operated restaurants from 2002 to 2003 (which is principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant food, beverage and packaging costs were approximately 29% of sales from company-operated restaurants in the third quarter of 2003 and 2002.

General and Administrative Expenses

     General and administrative expenses were $21.8 million in the third quarter of 2003, a $0.8 million decrease from the third quarter of 2002. The decrease is primarily due a $0.6 million reduction in general and administrative expenses within our bakery and chicken segment. As the number of company-operated QSRs declined (due to the conversion of company-operated QSRs to franchised QSRs), we decreased our divisional overhead supporting those units.

Depreciation and Amortization

     Depreciation and amortization was $5.6 million in the third quarter of 2003 and 2002. Depreciation and amortization was approximately 5% of total revenues in the first quarter of both 2003 and 2002.

Impairment Charges and Other

     Impairment charges and other includes (1) impairment charges associated with goodwill balances, other intangible assets and other long-lived assets; (2) professional fees and other related charges incurred during 2003 associated with the restatement and the re-audit of 2001 and 2000 financial information; (3) costs associated with unit closures and refurbishments; (4) gains and losses on the sale of assets; (5) costs associated with an independent investigation commissioned by our Audit Committee and certain shareholder litigation; and (6) wholesale costs associated with bakery wholesale sales. These aggregated to $6.9 million in the third quarter of 2003, a $6.3 million increase from the third quarter of 2002.

     The increase was mainly due to $3.8 million of restatement related expenses and $0.9 million of shareholder litigation, special investigation and other related expenses that were incurred in the third quarter of 2003 compared to zero in the third quarter of 2002 and $1.8 million of higher charges for unit closures and refurbishments incurred in the third quarter of 2003 compared to the third quarter of 2002.

Operating Profit (Loss)

			Increase	As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Chicken	$21.6	$24.2	$(2.6)	(10.7)%
Bakery	(0.6)	(0.7)	0.1	14.3
Corporate	(9.9)	(5.1)	(4.8)	(94.1)

	$11.1	$18.4	$(7.3)	(39.7)%

     During 2003, we modified our approach to allocating corporate overhead costs to our business segments. During 2003, information technology costs were allocated to the segments. Our allocations for 2002 were adjusted to be consistent with the 2003 approach.

     On a consolidated basis, operating profit decreased by $7.3 million in the third quarter of 2003 when compared to the third quarter of 2002. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

     The $2.6 million decline in operating profit associated with our chicken segment was principally due to a decrease in company-operated units resulting from 2002 unit conversions, declining same-store sales and $2.0 million of higher impairment charges in that segment.

     The $0.1 million increase in operating profit associated with our bakery segment was principally due to $0.4 million of lower impairment charges in that segment, partially offset by a decrease in company-operated units resulting from 2002 conversions and declining same-store sales.

     The $4.8 million decline in operating profit associated with our corporate operations was principally due to $3.8 million of restatement expenses that were incurred in the third quarter of 2003 compared to zero in the third quarter of 2002.

Interest Expense, Net

     Interest expense was $1.4 million in the third quarter of 2003, a $0.5 million decrease from the third quarter of 2002. The decrease was principally due to lower debt balances and lower interest rates in 2003.

Income Taxes

     Our effective tax rate in the third quarter of 2003 was 39.6%, compared to an effective tax rate of 37.0% in the third quarter of 2002. Our effective tax rate increased mainly due to an increase in the state tax rate and higher, non-deductible amortization expense in the third quarter of 2003 compared to the same period in 2002.

Loss from Discontinued Operations, Net of Income Taxes

     In the third quarter of 2003, we recognized a net loss of $2.1 million relating to sale of Seattle Coffee (which occurred on the first day of that quarter) compared to a net loss from operations of Seattle Coffee of $0.5 million in the third quarter of 2002.

Comparisons the Forty Weeks Ended October 5, 2003 and October 6, 2002

Sales by Company-Operated Restaurants

				As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Chicken	$226.2	$268.4	$(42.2)	(15.7)%
Bakery	22.1	36.9	(14.8)	(40.1)

Total	$248.3	$305.3	$(57.0)	(18.7)%

     Chicken.      Of the $42.2 million decrease in sales by company-operated restaurants, approximately $39.9 million of it was due to the conversion of 111 company-operated Church’s restaurants throughout 2002. Approximately $4.8 million of the decrease was attributable to a net decrease in same-store sales for the forty week period ended October 5, 2003 compared to the forty week period ended October 6, 2002 (a 2.2% decline in same-store sales at Church’s company-operated restaurants and a 1.9% decline in same-store sales at Popeyes company-operated restaurants). The remaining fluctuation was due to various influences including the actual number and timing of restaurant openings and closings.

     Bakery.      Of the $14.8 million decrease in sales by company-operated bakeries, approximately $12.3 million was due to the conversion of 63 company-operated bakeries throughout 2002. Approximately $2.0 million of the decrease was due to an 8.5% decline in same-store sales for the forty week period ended October 5, 2003 compared to the forty week period ended October 6, 2002. The remaining fluctuation was due to various influences including the actual number and timing of bakery openings and closings.

Franchise Revenues

				As a
(Dollars in millions)	2003	2002	Increase	Percent

Chicken	$77.9	$74.7	$3.2	4.3%
Bakery	8.6	8.5	0.1	1.2

Total	$86.5	$83.2	$3.3	4.0%

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

     Chicken.      Of the $3.2 million increase in franchise revenues, approximately $5.8 million was due to an increase in royalties resulting from an increase in franchised units, which was partially offset by $2.1 million decrease in royalties attributable to a decrease in same-store sales and a $0.5 million decrease in franchise fees because of lower franchised unit openings in the forty week period ended October 5, 2003 compared to the forty week period ended October 6, 2002.

     Bakery.      Of the $0.1 million increase in franchise revenues, approximately $0.7 million was due to an increase in royalties resulting from an increase in franchised units. This increase was partially offset by a $0.3 million decrease in domestic and international franchise same-store sales and $0.3 million was due to a decrease in franchise fees because of lower franchised unit openings in the forty week period ended October 5, 2003 compared to the forty week period ended October 6, 2002.

Other Revenues

			Increase	As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Rental income	$15.3	$12.8	$2.5	19.5%
Conversion related fees	-	5.8	(5.8)	N/A
Wholesale revenues	1.3	1.4	(0.1)	(7.1)

Total	$16.6	$20.0	$(3.4)	(17.0)%

     Substantially all of the $2.5 million increase in rental income was due to a full year of rental income in 2003 associated with unit conversions that occurred during 2002. There were no unit conversions and related fees in the third quarter of 2003, which resulted in the $5.8 million decrease in such fees compared to the comparable period in 2002. The $0.1 million decrease in wholesale revenues was mainly due the discontinuance of sales, in the second quarter 2003, of cinnamon rolls under a wholesale arrangement with a major retailer in our bakery segment.

Restaurants Employee, Occupancy and Other Expenses

     Restaurant employee, occupancy and other costs were $129.4 million during the forty week period ended October 5, 2003, a $28.7 million decrease from the comparable period in 2002. This decrease is attributable to the reduction in sales from company-operated restaurants from 2002 to 2003 (which is principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant employee, occupancy and other expenses were approximately 52% of sales from company-operated restaurants in the first forty weeks of both 2003 and 2002.

Restaurant Food, Beverage and Packaging

     Restaurant food, beverage and packaging costs were $72.5 million during the forty week period ended October 5, 2003, a $13.2 million decrease from the comparable period in 2002. This decrease is attributable to the reduction in sales from company-operated restaurants from 2002 to 2003 (which is principally due to the conversion of company-operated QSRs to franchised QSRs). Restaurant food, beverage and packaging costs were approximately 29% and 28%, respectively, of sales from company-operated restaurants in the first forty weeks of 2003 and 2002. The increase in these costs as a percentage of our restaurant sales was principally due to rising chicken costs.

General and Administrative Expenses

     General and administrative expenses were $78.7 million in the forty week period ended October 5, 2003, a $3.0 million increase from the comparable period in 2002. The increase is primarily due to higher professional and accounting fees, partially offset by a decrease in general and administrative expenses within our bakery and chicken segment. As the number of company-operated QSRs declined (due to the conversion of company-operated QSRs to franchised QSRs), we decreased our divisional overhead supporting those units.

Depreciation and Amortization

     Depreciation and amortization was $18.5 million in the forty week period ended October 5, 2003, a $1.2 million decrease from the comparable period in 2002. The decrease was mainly due to reductions in depreciation expense resulting from the sale of company-operated QSRs to franchisees. Depreciation and amortization was approximately 5% of total revenues in the first forty weeks of both 2003 and 2002.

Impairment Charges and Other

     Impairment charges and other includes (1) impairment charges associated with goodwill balances, other intangible assets and other long-lived assets; (2) professional fees and other related charges incurred during 2003 associated with the restatement and the re-audit of 2001 and 2000 financial information; (3) costs associated with unit closures and refurbishments; (4) gains and losses on the sale of assets; (5) costs associated with an independent investigation commissioned by our Audit Committee and certain shareholder litigation; and (6) wholesale costs associated with bakery wholesale sales. These aggregated to $16.9 million in the forty week period ended October 5, 2003, an $11.0 million increase from the comparable period in 2002.

     The increase was mainly due to $10.0 million of restatement related expenses and $0.7 million of shareholder litigation, special investigation and other related expenses that were incurred in the forty week period ended October 5, 2003 compared to zero in the comparable period in 2002; a $2.9 million of higher asset impairment charges; and $0.4 million of higher wholesale-related costs; partially offset by $4.7 million of higher net gains on the sale of assets.

Operating Profit (Loss)

			Increase	As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Chicken	$72.9	$83.6	$(10.7)	(12.8)%
Bakery	(3.0)	(4.7)	1.7	(36.2)
Corporate	(34.5)	(15.5)	(19.0)	(122.6)

	$35.4	$63.4	$(28.0)	(44.2)%

     During 2003, we modified our approach to allocating corporate overhead costs to our business segments. During 2003, information technology costs were allocated to the segments. Our allocations for 2002 were adjusted to be consistent with the 2003 approach.

     On a consolidated basis, operating profit decreased by $28.0 million in the forty week period ended October 5, 2003 when compared to the comparable period of 2002. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

     The $10.7 million decline in operating profit associated with our chicken segment was principally due to a decrease in company-operated units resulting from 2002 unit conversions, declining same-store sales and $1.8 million of higher impairment charges in that segment.

     The $1.7 million increase in operating profit associated with our bakery segment was principally due to a decline of $3.3 million in losses on sales of assets in that segment, partially offset by a decrease in company-operated units resulting from 2002 conversions and declining same-store sales.

     The $19.0 million decline in operating profit associated with our corporate operations was principally due to $10.0 million of restatement related expenses and $0.7 million of shareholder litigation, special investigation and other related expenses that were incurred in the forty week period ended October 5, 2003 compared to zero in the comparable period of 2002 and $8.3 million of higher professional fees.

Interest Expense, Net

     Interest expense was $5.5 million in the forty week period ended October 5, 2003, a $14.9 million decrease from the comparable period in 2002. The decrease was principally due to $6.5 million of premiums paid in 2002 relating to the extinguishment of our Senior Subordinated Notes and $3.1 million of debt issuance costs that were written off in 2002, in both cases, compared to zero in 2003. The remaining decrease was principally related to lower debt balances and lower interest rates.

Income Taxes

     Our effective tax rate in the forty week period ended October 5, 2003 was 38.2%, compared to an effective tax rate of 37.2% in the comparable period of 2002. Our effective tax rate increased mainly due to an increase in the state tax rate and higher, non-deductible amortization expense in the third quarter of 2003 compared to the same period in 2002.

Loss from Discontinued Operations, Net of Income Taxes

     During the third quarter of 2003, we sold our Seattle Coffee subsidiary. We recognized a $2.1 million loss, including tax, on the disposition.

     In the forty week period ended October 5, 2003, we recognized a net loss of $2.7 million relating to Seattle Coffee prior to its disposition compared to a net loss of $10.6 million in the comparable period of 2002. The net loss in 2002 includes an $11.8 million, pre-tax, charge related to the impairment of Seattle Coffee’s goodwill upon our adoption of SFAS 142, Goodwill and Other Intangible Assets, in the first quarter of 2002.

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

Consolidated Cash Flows: Comparison of the First Forty Weeks of 2003 and 2002

(in millions)	2003	2002

Cash flows provided by operating activities	$44.9	$76.8
Cash flows provided by (used in) investing activities	44.8	(12.1)
Cash flows used in financing activities	(95.5)	(64.9)

Net decrease in cash	$(5.8)	$(0.2)

     Cash flows provided by operating activities.      Net cash flows provided by operating activities were $44.9 million in the forty week period ended October 5, 2003, a $31.9 million decrease from the comparable period of 2002. The decrease was principally the result of a $21.6 million decrease in deferred tax expense; a $13.9 million decrease in income from continuing operations before consideration of non-cash charges for accounting changes, depreciation and amortization, asset write-downs, provisions for bad debts, non-cash interest, compensatory stock options, gains and losses; and a $3.9 million use of cash from the operating activities of discontinued operations in the forty week period ended October 5, 2003 compared to $3.4 million use of cash in the comparable period of 2002. This was partially offset by a $12.2 million decrease in net operating assets in the forty week period ended October 5, 2003 compared to an $8.1 million decrease in the comparable period of 2002.

     Cash flows provided by (used in) investing activities.      Net cash flows provided by investing activities were $44.8 million in the forty week period ended October 5, 2003, a $56.9 million increase from the comparable period of 2002. The increase was principally due to net proceeds of $62.1 million from the sale of Seattle Coffee in 2003 and $14.9 million of lower capital expenditures in the first forty weeks of 2003 compared to the comparable period of 2002. This was partially offset by $20.0 million less in proceeds from the disposition of property and equipment in the forty week period ended October 5, 2003 compared to the comparable period of 2002 due to unit conversions.

     Cash flows used in financing activities.      Net cash used in financing activities was $95.5 million in the forty week period ended October 5, 2003. This was principally composed of $48.1 million of principal payments on the term loans associated with our 2002 Credit Facility; $16.7 million of net payments on the revolver portion of our 2002 Credit Facility; a $30.2 million increase in restricted cash; and various other miscellaneous items.

     Net cash used in financing activities was $64.9 million in the forty week period ended October 6, 2002. This was principally composed of $133.4 million of payments associated with our Senior Subordinated Notes which we retired; $78.7 million of payments associated with our 1997 Credit Facility which we retired; $48.3 million of stock repurchases; $27.1 million of payments on the term loans associated with our 2002 Credit Facility; $10.2 million decrease in bank overdrafts; and various other matters partially offset by $200.0 million of proceeds from our 2002 Credit Facility and $33.0 million of net borrowings on the revolver portion of our 2002 Credit Facility.

Liquidity and Capital Resources

     We have financed our business activities primarily with funds generated from operating activities, proceeds from the sale of company-operated QSRs to franchisees, proceeds from the sale of our common stock in our initial public offering and the issuance of debt under our 2002 Credit Facility.

     Based upon our current level of operations, anticipated growth, and assuming compliance with our 2002 Credit Facility, we believe that available cash provided from operating activities, proceeds from the sale of our Seattle Coffee subsidiary, and available borrowings under our lines of credit ($34.9 million available as of October 5, 2003) will be adequate to meet our anticipated future requirements for working capital, including various contractual obligations discussed below, and for capital expenditures throughout 2003 and 2004.

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

     During the forty weeks ended October 5, 2003, we invested $19.5 million in various capital projects, including $4.4 million in new and relocated QSRs, $1.9 million in our re-imaging program, $0.7 million in our Seattle Coffee wholesale operations, $4.3 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities and $8.0 million for information technology systems, and $0.2 million to complete other projects.

     During the forty weeks ended October 6, 2002, we invested $34.4 million in various capital projects, including $8.0 million in new and relocated QSRs, $6.5 million in our re-imaging program, $2.3 million in our Seattle Coffee wholesale operations, $9.5 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $3.1 million for information technology systems, and $5.0 million to complete other projects.

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

     Foreign Currency Exchange Risk.      We are exposed to currency risk from the potential changes in foreign currency rates that directly impact our revenues and cash flows from our international franchise operations. For the first forty weeks of 2003 and 2002, foreign-sourced revenues represented 3.8% and 3.7% of total revenues, respectively. As of October 5, 2003, approximately $4.4 million of our accounts receivable were denominated in foreign currencies.

     Due to our international operations, we are exposed to risks from changes in international economic conditions and changes in foreign currency rates. On a limited basis, we have entered into foreign currency agreements with respect to the Korean Won to reduce our foreign currency risks associated with royalty streams from franchised operations in Korea.

     Interest Rate Risk.      Our net exposure to interest rate risk consists of our borrowings under our 2002 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of October 5, 2003, the balances outstanding under our 2002 Credit Facility totaled $158.1 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2002 Credit Facility would be approximately $1.6 million.

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

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 4.1	Form of Registrant’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-52608) on December 20, 2000).

Exhibit 10.1	Third Amendment dated August 22, 2003 to the Credit Agreement dated as of May 23, 2002 among AFC Enterprises, Inc., as borrower, and the Lenders Party thereto, JP Morgan Chase Bank, as Administrative Agent, JP Morgan Securities, Inc., as Joint Bookrunner and Co-Lead Arranger, Credit Suisse First Boston, as Joint Bookrunner and Co-Lead Arranger, Credit Lyonnais New York Branch, as Co-Documentation Agent, Fleet National Bank, Inc., as Co-Documentation Agent, and SunTrust Bank, as Co- Documentation Agent (the “2002 Credit Facility”) (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

Exhibit 10.2	Fourth Amendment dated July 14, 2003 to the 2002 Credit Facility.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 3 to the condensed consolidated financial statements in this report.

        (b)   Current Reports on Form 8-K.

     We filed a Current Report on Form 8-K on July 17, 2003, to update the status of: (1) our ongoing efforts to restate of our prior year financial statements; (2) our plan for filing our Annual Report on Form 10-K for fiscal year 2002; and (3) the trading of our common stock on the Nasdaq National Market.

     We filed a Current Report on Form 8-K on July 18, 2003, to announce that on July 14, 2003 we completed the sale of the continental U.S. and Canadian operations of our Seattle Coffee Company subsidiary to Starbucks Corporation.

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