Form 10-K/A
period 2003-12-28
AFC ENTERPRISES INC
filed 2004-05-24
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 13, 2003 (the last day of the registrant’s second quarter for 2003), as quoted by The Nasdaq National Market, was approximately $327,106,000. As of April 18, 2004, there were 28,054,209 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

AFC ENTERPRISES, INC.

Explanatory Note: This amendment is being filed to provide (1) quarterly financial information in Note 25 of the Consolidated Financial Statements; and (2) certain information concerning our executive officers and directors as required by Items 10, 11, 12 and 13. This amendment also includes updates to disclosures of shareholder litigation provided in Item 3 and Note 13 to the Consolidated Financial Statements and certain minor edits. This amendment does not amend any other information previously filed in the Company’s Form 10-K, including its consolidated statements of income, balance sheets, statements of cash flow, or statements of shareholders’ equity. All references to the Company’s Form 10-K herein refer to the Company’s Form 10-K as amended by this Form 10-K/A.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Item 4A. EXECUTIVE OFFICERS

      The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position

Frank J. Belatti	56	Chairman of the Board and Chief Executive Officer
Dick R. Holbrook	51	President & Chief Operating Officer, Acting President of Popeyes Chicken & Biscuits
Frederick B. Beilstein	57	Chief Financial Officer
Allan J. Tanenbaum	57	Senior Vice President, General Counsel and Corporate Secretary
Hala G. Moddelmog	48	President, Church’s Chicken
Christopher P. Elliott	50	President, Cinnabon, Inc.
H. Melville Hope, III	43	Senior Vice President, Finance and Chief Accounting Officer

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

      Frederick B. Beilstein, age 57, has served as our Chief Financial Officer since January 2004. From January 2002 to December 2003, Mr. Beilstein was the Principal and founder of Beilstein & Company, a financial and operational consulting practice with concentration in advising companies on strategic issues such as refinancing and recapitalization opportunities. From January 1997 to December 2001, Mr. Beilstein was Executive Vice President, Treasurer and Chief Financial Officer for Americold Logistics, LLC, a supply chain solutions company located in Atlanta, Georgia.

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

      Christopher P. Elliot, age 50, has served as President of Cinnabon since January 2003. From June 2002 to December 2002, Mr. Elliot was the Interim President of Cinnabon. From August 2001 to November 2002, Mr. Elliot was Chief Operating Officer of Cinnabon. Prior to joining Cinnabon, Mr. Elliot was Chief Operating Officer of Church’s Chicken from June 1997 to July 2001.

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

      All executive officers, subject to the terms of any applicable employment agreement, serve at the discretion of our Board of Directors.

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

      We believe the following are mitigating factors that will impact our performance for 2004:

•	In April 2004, we issued UFOCs with current financial information and commenced the filing of applicable state registrations thereby allowing us to begin the process of selling new domestic franchises. We plan to actively pursue the sale of domestic franchises throughout 2004 and 2005 focusing on greater penetration of existing geographic markets and new geographic markets.

•	Like others in the QSR industry, our brands experienced downward trends in same-store sales during the first half of 2003, due in large part to the prevailing general economic climate in the United States. With the strengthened national economy in the second half of 2003, this performance measure improved throughout the industry and for our brands, though our brands lagged behind industry averages. Period same-store sales turned positive for our brands’ domestic operations in the latter part of 2003.

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

	2003	2002	2001

Revenues:
Sales by company-operated restaurants	70%	74%	80%
Franchise revenues	25%	21%	17%
Other revenues	5%	5%	3%

Total revenues(1)	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses(2)	52%	52%	51%
Restaurant food, beverages and packaging(2)	29%	28%	29%
General and administrative expenses	23%	19%	17%
Depreciation and amortization	5%	5%	6%
Impairment charges and other	14%	4%	2%

Total expenses	100%	87%	89%

Operating profit	—	13%	11%
Interest expense, net	1%	4%	4%

(Loss) income before income taxes, discontinued operations and accounting change	(1)%	9%	7%
Income tax expense	—	3%	3%

(Loss) income before discontinued operations and accounting change	(1)%	6%	4%
Discontinued operations, net of income taxes	(1)%	(8)%	(1)%
Cumulative effect of an accounting change, net of income taxes	—	—	—

Net (loss) income	(2)%	(2)%	3%

(1)	The changing mix of revenues between sales by company-operated restaurants and franchise revenues is a function of our ongoing efforts to grow the franchising side of our business, including the sale of company-operated QSRs to new or existing franchisees.

(2)	Expressed as a percentage of sales by company-operated restaurants.

Comparisons of Fiscal Years 2003 and 2002

Sales by Company-Operated Restaurants

				As a
(Dollars in millions)	2003	2002	(Decrease)	Percent

Chicken	$292.3	$339.0	$(46.7)	(13.8)%
Bakery	31.1	46.9	(15.8)	(33.7)

Total	$323.4	$385.9	$(62.5)	(16.2)%

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

      Cash flows provided by operating activities. Net cash flows provided by operating activities were $46.2 million in 2003, a $47.6 million decrease from 2002. The decrease was principally the result of a $27.3 million decrease in deferred tax expense, a $4.9 million increase in net operating assets in 2003 compared to a $2.6 million decrease in 2002, and a $3.9 million use of cash from discontinued operations in 2003 compared to $2.7 million of cash provided by discontinued operations in 2002; offset by a $1.3 million decrease in operating performance from continuing operations before consideration of non-cash charges for accounting changes, depreciation and amortization, asset write-downs, provisions for bad debts and non-cash interest.

      Net cash flows provided by operating activities were $93.8 million in 2002, a $36.4 million increase from 2001. The increase was principally the result of a $14.5 million increase in deferred income tax expense, and a $2.6 million decrease in net operating assets in 2002 compared to a $9.7 million increase in 2001, and a $2.7 million of cash provided by discontinued operations in 2002 compared to $4.1 million of cash used in discontinued operations in 2001.

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

      On March 31, 2003, May 30, 2003, July 14, 2003, August 22, 2003, October 30, 2003 and March 26, 2004 we amended our 2002 Credit Facility. The effect of these amendments was to:

•	Extend, for purposes of the facility, the deadline for providing our 2002 annual report to our lenders to December 15, 2003 (this requirement was satisfied as of that date).

•	Extend, for purposes of the facility, the deadline for providing our quarterly financial information to our lenders for the first, second and third quarters of 2003 to February 28, 2004 (this requirement was satisfied as of that date).

•	Raise the interest rate on outstanding indebtedness under the 2002 Credit Facility (as indicated above) until such time as we satisfy our 2002 annual reporting requirement, our 2003 quarterly reporting requirements and attain a bank credit rating of Ba3 and BB-, or better, by each of Moody’s and Standard & Poor’s, respectively.

•	Temporarily reduce our revolving line of credit from $75.0 million to $65.0 million until we deliver all of the required quarterly financial information and demonstrate a total leverage ratio of not greater than two to one for 2003, at which time the revolving line of credit limit will return to the original commitment amount of $75.0 million (this requirement came into effect during the fourth quarter of 2003 and was satisfied during the first quarter of 2004).

•	Approve the Seattle Coffee divestiture.

•	Require the Company to use proceeds from the sale of Seattle Coffee to pay down $31.3 million of the facility’s term loans and deposit $32.0 million in a collateral account. The pay down occurred on July 17, 2003 and the deposit occurred on July 15, 2003.

•	Require the Company to use $29.2 million of the amounts deposited in the aforementioned collateral account to further pay down the facility’s term loans. The pay down occurred on October 31, 2003.

•	Adjust the computation of certain loan covenant ratios in 2003 to exclude from the computations certain costs of a productivity initiative performed in the first quarter of 2003, subject to certain monetary limits, and the various costs associated with the restatement of our previously issued financial statements.

•	Extend, for purposes of the facility, the deadline for providing our 2003 annual audited financial statements to our lenders to April 12, 2004 (this requirement was satisfied as of that date).

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

      We maintain D&O insurance that may provide coverage for some or all of these matters. We have given notice to our D&O insurers of the claims described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of our announced restatement of our financial statements. There is risk that the D&O insurers will rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, our ultimate liability will exceed the available insurance.

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

      We believe that our disclosure controls and procedures, including our internal control over financial reporting, have improved due to the scrutiny of such matters by our management and Audit Committee, our external auditors, and other consultants we have engaged to assist us in assessing and improving our system of internal controls. We believe our controls and procedures will continue to improve as we complete the implementation of the actions described above.

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

Executive Officer and Director Biographies

      The following provides information about our directors as of April 30, 2004. Information regarding Frank J. Belatti and Dick R. Holbrook, who are executive officers and directors, and information required by Item 10 relating to executive officers is provided in Item 4A of this Annual Report on Form 10-K.

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

      R. William Ide, III, age 64, has served as a director since August 2001. Since January 1, 2003, Mr. Ide has been a partner with McKenna, Long & Aldridge, LLP, a national law firm. From July 2001 to July 2002, Mr. Ide provided legal services and business consulting through the offices of R. William Ide. From 1996 to June 2001, Mr. Ide served as Senior Vice President, Secretary and General Counsel of Monsanto Corporation. From 1993 to 1996, Mr. Ide was a partner with Long, Aldridge & Norman, a multi-city law firm. Mr. Ide served as Counselor to the United States Olympic Committee from 1998 to 2001, was president of the American Bar Association from 1993 to 1994 and currently serves as a Fellow to the Director’s Institutes of the Conference Board and of the Goizueta Business School at Emory University.

      Kelvin J. Pennington, age 45, has served as a director since May 1996. Since 1990, Mr. Pennington has served as President of Pennington Partners & Co. and since 1992, has also served as a General Partner of PENMAN Asset Management, L.P. From 1982 to 1990, Mr. Pennington worked for Prudential Capital Corporation in various capacities, including Vice President of Corporate Finance.

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

      Ronald P. Spogli, age 56, has served as a director since April 1996. Mr. Spogli is a founding principal of Freeman Spogli & Co., which he founded in 1983. Mr. Spogli also serves as a member of the board of directors of Hudson Respiratory Care, Inc., Advance Auto Parts, Inc. and Galyan’s Trading Company, Inc.

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

      Our directors will hold office until the 2004 annual meeting of shareholders when their successors are elected.

      The Audit Committee to our Board of Directors is composed of Carolyn Hogan Byrd, R. William Ide, III and Kelvin J. Pennington, with Ms. Byrd serving as the chairperson of the committee. All of the audit committee members are independent within the meaning of the applicable SEC and Nasdaq National Market rules. Our Board of Directors has determined that Mr. Pennington is an audit committee financial expert within the meaning of applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC reports of ownership and changes in ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished to us or written representations that no other reports were required, we believe that during 2003, all of our directors, executive officers and greater than 10% beneficial owners complied with these requirements.

Code of Ethics

      We have adopted a code of ethics for the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer or other persons performing equivalent functions (the “Code of Ethics). The Code of Ethics is available on our website at www.afce.com under the “Investor Information — Corporate Governance” caption. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION

      The following table sets forth the compensation received in 2003, 2002 and 2001 for services rendered to us by our Chief Executive Officer and the other four most highly compensated executive officers whose salary and bonus exceeded $100,000 for 2003. We refer to these individuals as our named executive officers.

Summary Compensation Table

				Long-Term
				Compensation
		Annual Compensation		Securities	All Other
				Underlying	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Options(#)	($)(1)

Frank J. Belatti	2003	574,999	0	0	4,279
Chairman of the Board and	2002	574,999	181,750	120,000	12,240
Chief Executive Officer	2001	574,999	382,812	60,000	18,360
Dick R. Holbrook	2003	424,999	0	0	4,364
President and Chief	2002	424,999	118,750	70,000	4,623
Operating Officer	2001	424,999	285,812	46,666	6,395
Hala Moddelmog	2003	339,999	16,000	0	14,179
President of	2002	339,999	81,850	40,000	6,685
Church’s Chicken	2001	339,999	113,156	30,000	4,285
Allan J. Tanenbaum	2003	320,000	0	0	14,258
Senior Vice President — Legal Affairs,	2002	279,999	69,500	37,500	13,280
General Counsel and Secretary	2001	237,992	138,475	33,333	10,031
Chris Elliot(2)	2003	262,706	0	0	1,332
President of Cinnabon	2002	242,676	16,775	7,000	0

(1)	Includes life insurance premiums that we paid for split dollar life insurance policies for Mr. Belatti in the amount of $12,240 in 2002 and $18,360 in 2001, for Mr. Holbrook in the amount of $4,623 in 2002 and $6,935 in 2001, and for Ms. Moddelmog in the amount of $867 in 2003, $1,735 in 2002 and $1,735 in 2001. Ms. Moddelmog also received $1,952 in each of 2003 and 2002 for reimbursement of a supplemental life insurance policy. Includes insurance premiums we paid for term life insurance policies for Mr. Belatti in the amount of $4,279 in 2003, for Mr. Holbrook in the amount of $4,364 in 2003, for Ms. Moddelmog in the amount of $7,360 in 2003, for Mr. Tanenbaum in the amount of $3,543 in 2003 and $4,066 in each of 2002 and 2001, and for Mr. Elliott in the amount of $1,332 in 2003. Includes matching contributions that we made pursuant to our 401(k) Savings Plan for Ms. Moddelmog in the amount of $4,000 in 2003, $3,000 in 2002 and $2,550 in 2001 and for Mr. Tanenbaum in the amount of $4,000 in 2003, $3,000 in 2002 and $1,776 in 2001. Also includes Deferred Compensation Plan credits for Mr. Tanenbaum in the amount of $6,715 in 2003, $6,214 in 2002 and $4,189 in 2001.

(2)	Mr. Elliot did not become an executive officer until July 19, 2002.

Option Grants in Last Fiscal Year

      We did not grant any stock options during fiscal 2003.

Aggregated Option Exercises in the Last Fiscal Year

and Fiscal Year-End Option Values

      The following table provides summary information concerning exercises of stock options by each of our named executive officers during fiscal 2003 and the shares of common stock represented by outstanding options held by each of our named executive officers as of December 28, 2003. The values of unexercised options at fiscal year-end is based upon $19.85, the fair market value of our common stock at December 26, 2003 (the last trading day of fiscal 2003), less the exercise price per share.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
			Options at Fiscal Year-End		Fiscal Year-End

	Shares
	Acquired
	on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Frank J. Belatti(1)	51,593	$526,604	1,156,138	128,334	$16,124,304	$201,504
Dick R. Holbrook	0	0	523,091	82,500	6,593,676	157,967
Hala Moddelmog	0	0	68,020	49,167	579,304	100,752
Allan J. Tanenbaum	0	0	26,041	44,792	80,830	80,335
Chris Elliot	0	0	15,081	8,584	99,118	17,417

(1)	Mr. Belatti exercised options that would have expired during 2003, but did not sell any of the shares he acquired upon exercise.

Employment Agreements

      Frank J. Belatti. On August 31, 2001, we entered into an amended employment agreement, effective as of January 1, 2001, with Mr. Belatti that provides for a 2003 base salary of $575,000, an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. The initial term of the agreement ends December 31, 2004, but automatically extends for an additional year following the end of each year of employment, without further action by us or Mr. Belatti, unless we or Mr. Belatti provide written notice of non-extension to the other at least one year prior to the end of that year of employment. If Mr. Belatti’s employment is terminated without cause or upon expiration of the term, Mr. Belatti is entitled to receive, or if we give him written notice that we will not extend his employment, Mr. Belatti may elect to receive in lieu of continued employment, among other things, an amount equal to two times his annual base salary plus two times the target incentive bonus for the year in which the termination occurs. In addition, all of his unvested options would become immediately exercisable. If there is a change of control and within one year thereafter a significant reduction of or change in Mr. Belatti’s responsibilities, title or duties, Mr. Belatti may terminate his employment and receive the same severance he would have received upon a termination without cause.

      Dick R. Holbrook. On August 31, 2001, we entered into an amended employment agreement, effective as of January 1, 2001, with Mr. Holbrook that provides for a 2003 base salary of $425,000, an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. The initial term of the agreement ends on December 31, 2004, but automatically extends for an additional year following the end of each year of employment, without further action by us or Mr. Holbrook, unless we or

Mr. Holbrook provide written notice of non-extension to the other at least one year prior to the end of that year of employment. If Mr. Holbrook’s employment is terminated without cause or upon expiration of the term, Mr. Holbrook is entitled to receive, or if we give him written notice that we will not extend his employment, Mr. Holbrook may elect to receive in lieu of continued employment, among other things, an amount equal to two times his annual base salary plus two times his target incentive bonus for the year in which the termination occurs. In addition, all of his unvested options would become immediately exercisable. If there is a change of control and within one year thereafter a significant reduction of or change in Mr. Holbrook’s responsibilities, title or duties, Mr. Holbrook may terminate his employment and receive the same severance he would have received upon a termination without cause.

      Hala Moddelmog. On August 31, 2001, we entered into an amended employment agreement, effective as of January 1, 2001, with Ms. Moddelmog that provides for a 2003 base salary of $340,000, an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. The initial term of the agreement ended on December 31, 2002, but the agreement automatically extends for an additional year following the end of each year of employment, without further action by us or Ms. Moddelmog, unless we or Ms. Moddelmog provide written notice of non-extension to the other at least 30 days prior to the end of that year of employment. If Ms. Moddelmog’s employment is terminated without cause or upon expiration of the term, Ms. Moddelmog is entitled to receive an amount equal to her annual base salary plus the amount of her target incentive bonus for the year in which the termination occurs. In addition, all of her unvested options would become immediately exercisable. If there is a change of control and within one year thereafter a significant reduction in Ms. Moddelmog’s responsibilities or duties, Ms. Moddelmog may terminate her employment and receive the same severance she would have received upon a termination without cause.

      Allan J. Tanenbaum. On January 1, 2001, we entered into an employment agreement with Mr. Tanenbaum that provides for a 2003 base salary of $320,000, an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. The initial term of the agreement ended on January 1, 2003, but the agreement automatically extends for an additional year following the end of each year of employment, without further action by us or Mr. Tanenbaum, unless we or Mr. Tanenbaum provide written notice of non-extension to the other at least 30 days prior to the end of that year of employment. If Mr. Tanenbaum’s employment is terminated without cause or upon expiration of the term, Mr. Tanenbaum is entitled to receive an amount equal to his annual base salary plus the amount of his target incentive bonus for the year in which the termination occurs. In addition, all of his unvested options would become immediately exercisable. If there is a change of control and within one year thereafter a significant reduction in Mr. Tanenbaum’s responsibilities or duties, Mr. Tanenbaum may terminate his employment and receive the same severance he would have received upon a termination without cause.

      Chris Elliot. On January 27, 2003, we entered into an employment agreement with Mr. Elliot that provides for a 2003 base salary of $260,000, an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. The initial term of the agreement ends on January 27, 2005, but the agreement automatically extends for an additional year following the end of each year of employment, without further action by us or Mr. Elliot, unless we or Mr. Elliot provide written notice of non-extension to the other at least 30 days prior to the end of that year of employment. If Mr. Elliot’s employment is terminated without cause or upon expiration of the term, Mr. Elliot is entitled to receive an amount equal to his annual base salary plus the amount of his target incentive bonus for the year in which the termination occurs. In addition, all of his unvested options would become immediately exercisable. If there is a change of control and within one year thereafter a significant reduction in Mr. Elliot’s responsibilities or duties, Mr. Elliot may terminate his employment and receive the same severance he would have received upon a termination without cause.

Compensation Committee Interlocks and Insider Participation

      For fiscal 2003, the People Services (Compensation) Committee established the compensation for all our executive officers. Victor Arias, Jr., Kelvin J. Pennington and John M. Roth serve on this committee. No member of the People Services (Compensation) Committee was an officer or employee of AFC or any of its subsidiaries during fiscal 2003 or any prior year. During 2003, none of our executive officers served on the compensation committee or board of directors of any other company of which any member of our People Services (Compensation) Committee is an executive officer.

Director Compensation

      Victor Arias, Jr., Carolyn Hogan Byrd, R. William Ide, III and Kelvin J. Pennington receive a $15,000 annual retainer, $2,500 per board meeting, $1,000 per committee meeting ($1,500 for the Audit Committee), if a committee meeting is held on any day other than a day on which a board meeting is held and a $5,000 annual retainer ($10,000 for the Audit Committee) for serving as a committee chair. Each of those directors, except for Kelvin J. Pennington, received an initial grant of 5,000 options upon appointment to the Board (with these options vesting over three years, conditioned upon continued service as a member of our Board). Each of those directors will receive an annual grant of 5,000 options subject to the same terms. Our other non-employee directors who joined the board prior to our initial public offering and our employee directors receive no director compensation. All of our directors are reimbursed for reasonable expenses incurred in attending board meetings.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

      The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 18, 2004 by:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after April 18, 2004 are deemed outstanding, while these shares are not deemed outstanding for computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address for those individuals for which an address is not otherwise indicated is: c/o AFC Enterprises, Inc., Six Concourse Parkway, Suite 1700, Atlanta, Georgia 30328-5352.

      The percentages of common stock beneficially owned are based on 28,054,209 shares of common stock outstanding as of April 18, 2004.

	Shares
	Beneficially	Percentage
Name	Owned	of Class

Directors and Executive Officers:
Frank J. Belatti(1)	1,844,475	6.30%
Dick R. Holbrook(2)	788,527	2.76%
Hala Moddelmog(3)	112,821	*
Allan J. Tanenbaum(4)	49,749	*
Christopher Elliot(5)	18,831	*
Victor Arias, Jr.(6)	8,333	*
Carolyn Hogan Byrd(7)	12,333	*
R. William Ide, III(8)	7,000	*
Kelvin J. Pennington(9)	—	—
John M. Roth(10)(11)	7,517,615	26.80%
Ronald P. Spogli(10)(11)	7,517,615	26.80%
Peter Starrett(11)	14,334	*

All directors and executive officers as a group (14 persons)(12)	10,403,352	34.68%

	Shares
	Beneficially	Percentage
Name	Owned	of Class

Five Percent Shareholders:
Freeman Spogli & Co.(11)(13)	7,517,615	26.80%
Strong Financial Corporation(14)	2,718,670	9.69%
Morgan Stanley(15)	2,006,718	7.15%
Columbia Wanger Asset Management(16)	2,000,000	7.13%
FMR Corporation(17)	1,841,200	6.56%
Wellington Management Company, LLP(18)	1,656,700	5.91%

*	Less than 1% of the outstanding shares of common stock.

(1)	Includes 1,209,472 shares of common stock issuable with respect to options exercisable within 60 days of April 18, 2004. Also includes 194,476 shares of common stock held by four irrevocable trusts established by Mr. Belatti.

(2)	Includes 558,924 shares of common stock issuable with respect to options exercisable within 60 days of April 18, 2004. Also, includes 17,775 shares of common stock held by two irrevocable trusts established by Mr. Holbrook.

(3)	Includes 89,687 shares of common stock issuable with respect to options exercisable within 60 days of April 18, 2004.

(4)	Includes 43,749 shares of common stock issuable with respect to options exercisable within 60 days of April 18, 2004. Also includes 6,000 shares of common stock held in a 401(k) plan in connection with previous employment.

(5)	Consists of 18,831 shares of common stock issuable with respect to options exercisable within 60 days of April 18, 2004.

(6)	Consists of 8,333 shares of common stock issuable with respect to options exercisable within 60 days of April 18, 2004. Mr. Arias’ business address is 1717 Main Street, Suite 5600, Dallas, Texas 75201.

(7)	Includes 8,333 shares of common stock issuable with respect to options exercisable within 60 days of April 18, 2004. Ms. Byrd’s business address is GlobalTech Financial, LLC, 2839 Paces Ferry Road, Suite 810, Atlanta, Georgia 30339.

(8)	Includes 5,000 shares of common stock issuable with respect to options exercisable within 60 days of April 18, 2004. Mr. Ide’s business address is Suite 5300, 303 Peachtree Street NE, Atlanta, Georgia 30308.

(9)	Mr. Pennington’s business address is 30 North LaSalle Street, Suite 1620, Chicago, Illinois 60602.

(10)	Messrs. Roth and Spogli are officers, directors and/or managers of entities that are general or limited partners of FS Equity Partners III, L.P., FS Equity Partners International, L.P., and FS Equity Partners IV, L.P., and may be deemed to be the beneficial owners of the 7,517,615 shares of common stock held by FS Equity Partners III, FS Equity Partners International and FS Equity Partners IV.

(11)	The business address of Freeman Spogli & Co., FS Equity Partners III, FS Equity Partners IV and Messrs. Roth, Spogli and Starrett is c/o Freeman Spogli & Co., 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025. The business address of FS Equity Partners International is c/o Paget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies.

(12)	Includes 7,517,615 shares of common stock held by affiliates of Freeman Spogli & Co. and 1,942,329 shares of common stock issuable with respect to options granted to directors and executive officers that are exercisable within 60 days of April 18, 2004.

(13)	Consists of 6,471,103 shares held of record by FS Equity Partners III, 259,980 shares held of record by FS Equity Partners International and 786,532 shares held of record by FS Equity Partners IV.

(14)	Represents shares of common stock beneficially owned by Strong Capital Management, Inc. (“SCM”), a registered investment advisor, and Richard S. Strong (“RS”), the Chairman of the Board of SCM. RS and SCM have shared voting and dispositive power with respect to 2,718,670 shares. Harbour Holdings Ltd, advised by a subsidiary of SCM, owns 1,441,556 shares or 5.1%. The remaining shares are owned by various other accounts for which SCM acts as the investment advisor. This information is included in reliance upon a Schedule 13G filed by SCM and RS with the SEC on February 17, 2004 relating to shares of common stock reported as owned as of December 31, 2003. The address of SCM and RS is 100 Heritage Reserve, Menomonee Falls, Wisconsin 53051.

(15)	Represents shares of common stock beneficially owned by Morgan Stanley (“MS”) filing solely in its capacity as the parent company of, and indirect beneficial owner of securities held by one of its business units. MS has shared dispositive and shared voting power with respect to 2,006,718 shares. This information is included in reliance upon a Schedule 13G filed by MS on February 17, 2004. The address of MS is 1585 Broadway, New York, New York 10036.

(16)	Represents shares of common stock beneficially owned by Columbia Wanger Asset Management, L.P. (“CW”), a registered investment adviser, and WAM Acquisition GP, Inc. (“WAM”) and Columbia Acorn Trust (“CT”), affiliates of CW, with whom CW is deemed to form a “group” for Schedule 13G reporting purposes. CW has shared voting power and shared dispositive power with respect to 2,000,000 shares. WAM has shared voting and shared dispositive power with respect to 2,000,000 shares. CT has shared voting and shared dispositive power with respect to 2,000,000 shares. This information is included in reliance upon a Schedule 13G filed on February 17, 2004. The address of CW is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(17)	Represents shares of common stock beneficially owned by FMR Corp. (“FMR”) and Edward C. Johnson 3d and Abigail P. Johnson, affiliates of FMR, with whom FMR is deemed to form a “group” for Schedule 13G reporting purposes. FMR has sole voting power with respect to 221,700 shares and sole dispositive power with respect to 1,841,200 shares. FMR is the parent of Fidelity Management & Research Company, a registered investment adviser that owns 1,619,500 shares as a result of acting as investment adviser to various registered investment companies. This information is included in reliance upon a Schedule 13G filed on February 17, 2004. The address of FMR is 82 Devonshire Street, Boston Massachusetts, 02109.

(18)	This information is included in reliance upon a Schedule 13G filed by Wellington Management Company, LLP (“WMC”) with the SEC on February 12, 2004 relating to shares of common stock owned as of December 31, 2003. WMC is the beneficial owner of 1,656,700 shares of common stock and has shared voting power with respect to 911,400 of the shares and shared dispositive power with respect to all 1,656,700 shares. The address of Wellington Management Company is 75 State Street, Boston, Massachusetts 02109.

Equity Compensation Plan Information

      The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 28, 2003, which are the 1992 Stock Option Plan, the 1996 Nonqualified Stock Option Plan, the 1996 Nonqualified Performance Stock Option Plan — Executive, the 1996 Nonqualified Performance Stock Option Plan — General, and the 2002 Incentive Stock Plan.

	Number of Securities	Weighted-average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants	Equity Compensation
Plan Category	Warrants and Rights	and Rights	Plans

Equity compensation plans approved by security holders:
1992 Stock Option Plan	643,675	$0.12	0	(1)
1996 Nonqualified Stock Option Plan	1,567,936	$20.54	0	(1)
1996 Nonqualified Performance Stock Option Plan — Executive	944,228	$9.37	0	(1)
1996 Nonqualified Performance Stock Option Plan — General	57,162	$5.14	0	(1)
2002 Incentive Stock Plan	0	$0	4,500,000	(1)
Equity compensation plans not approved by security holders:

Total	3,213,001	$12.89	4,500,000

(1)	On November 13, 2002, the Board of Directors approved a resolution to prohibit future grants of options under the 1992 Stock Option Plan, the 1996 Nonqualified Stock Option Plan, the 1996 Nonqualified Performance Stock Option Plan-Executive, the 1996 Nonqualified Performance Stock Option Plan-General and the 1998 Substitute Nonqualified Stock Option Plan. These are no outstanding options under the 1998 Substitute Nonqualified Stock Option Plan. All future option grants will be granted pursuant to the 2002 Incentive Stock Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1996, we loaned to Messrs. Belatti, Holbrook and Gerald J. Wilkins, our former chief financial officer, and Ms. Moddelmog approximately $2.0 million, $1.0 million, $22,000 and $52,000, respectively, in order to pay personal withholding income tax liabilities incurred as a result of executive compensation awards earned in 1995 and that we paid using shares of our common stock. In 1997, we loaned to Messrs. Belatti and Holbrook an additional $94,000 and $45,000 related to these tax liabilities. Each person issued to us a full recourse promissory note for the amount borrowed. Each note bore simple interest at a rate of 6.25% per annum. Principal and interest on each note was due and payable on December 31, 2003. The notes were secured by shares of common stock owned by these individuals. During 2003, the largest aggregate amount due from Messrs. Belatti, Holbrook and Wilkins and Ms. Moddelmog under these notes was $3,070,306, $1,524,273, $32,564 and $76,604, respectively. As of December 31, 2003, Messrs. Belatti, Holbrook and Wilkins and Ms. Moddelmog had repaid these notes.

      In October 1998, we sold 1,863,802 shares of our common stock to a number of existing shareholders and option holders at a purchase price of $11.625 per share. Messrs. Belatti, Holbrook, Wilkins and Jon Luther, the former president of Popeyes, purchased 86,022, 8,603, 10,000 and 3,334 shares of common stock, respectively, for a purchase price of approximately $1.0 million, $100,000, $116,000 and $39,000, respectively. Messrs. Belatti,

Holbrook, Wilkins and Luther borrowed from us $750,000, $75,000, $87,000 and $29,000, respectively, to finance the purchase of a portion of these shares. Each person issued to us a full recourse promissory note for the amount borrowed. Each note bears simple interest at a rate of 7.0% per annum. Principal and interest on each note is due and payable on December 31, 2005. The notes are secured by shares of common stock owned by these individuals. During 2003, the largest aggregate amount due from Messrs. Belatti, Holbrook, Wilkins and Luther under these notes was $1,024,878, $102,480, $119,139 and $39,280, respectively. As of April 18, 2004, the outstanding principal balance plus accrued interest due from Messrs. Belatti, Holbrook and Wilkins under these notes was $1,040,557, $104,048 and $120,962, respectively. On the same date Mr. Luther had repaid this note.

      In June 1999, Mr. Wilkins purchased 21,334 shares of common stock from one of our former employees. We loaned Mr. Wilkins approximately $181,000 to purchase a portion of these shares. Mr. Wilkins issued to us a full recourse promissory note for the amount borrowed. The note bears simple interest at a rate of 7.0% per annum, and principal and interest is due and payable on December 31, 2005. The note is secured by shares of common stock owned by Mr. Wilkins. During 2003, the largest aggregate amount due from Mr. Wilkins on this note was $238,410. As of April 18, 2004, Mr. Wilkins had repaid this note.

      In October 1999, Mr. Wilkins purchased 14,627 shares of common stock from one of our former employees. We loaned Mr. Wilkins approximately $135,000 to purchase a portion of the shares. Mr. Wilkins issued to us a full recourse promissory note for the amount borrowed. The note bears simple interest at a rate of 7.0% per annum. Principal and interest is due and payable on December 31, 2005. The note is secured by shares of common stock owned by Mr. Wilkins. During 2003, the largest aggregate amount due from Mr. Wilkins on this note was $175,186. As of April 18, 2004, the outstanding principal balance plus accrued interest due from Mr. Wilkins under this note was $178,008.

      In November 2002, we repurchased 838,637 shares of our common stock, at a purchase price of $21.65 per share, from PENMAN Private Equity and Mezzanine Fund, L.P., an equity fund managed by Kelvin J. Pennington, one of our directors. The repurchase was at the market price and was part of our $100 million share repurchase program discussed in Note 15 of our Consolidated Financial Statements. This repurchase transaction was approved by an independent committee of our board of directors.

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

      We filed a Current Report on Form 8-K on March 30, 2004, to announce that we had filed our Annual Report on Form 10-K for 2003, that we would host a conference call on Tuesday, March 30, 2004 to review business results, and to provide certain supplemental information about our business results.

      We filed a Current Report on Form 8-K on April 23, 2004, to announce our intention to explore strategic alternatives with respect to our Cinnabon subsidiary, including a possible sale.

(c)	Exhibits

Exhibit
Number		Description

2	.1(h)	Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of April 15, 2003.
2	.2(k)	First Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of June 30, 2003.

Exhibit
Number		Description

2	.3(k)	Second Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of July 11, 2003.
2	.4(k)	Third Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of November 19, 2003.
3	.1(c)	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002.
3	.2(c)	Amended and Restated Bylaws of AFC Enterprises, Inc.
4	.1(e)	Form of registrant’s common stock certificate.
10	.1(a)	Stockholders Agreement dated April 11, 1996 (the “1996 Stockholders Agreement”) among FS Equity Partners III, L.P. and FS Equity Partners International, L.P., CIBC, Pilgrim Prime Rate Trust, Van Kampen American Capital Prime Rate Income Trust, Senior Debt Portfolio, ML IBK Positions, Inc., Frank J. Belatti, Dick R. Holbrook, Samuel N. Frankel (collectively, the ‘Shareholders‘) and AFC Enterprises, Inc.
10	.2(a)	Amendment No. 1 to the 1996 Stockholders’ Agreement dated as of May 1, 1996 by and among the Shareholders and PENMAN Private Equity and Mezzanine Fund, L.P.
10	.3(e)	Form of Popeyes Development Agreement, as amended.
10	.4(e)	Form of Popeyes Franchise Agreement.
10	.5(e)	Form of Church’s Development Agreement, as amended.
10	.6(e)	Form of Church’s Franchise Agreement.
10	.7(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date.
10	.8(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10	.9(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10	.10(a)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc.
10	.11(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.
10	.12(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.
10	.13(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10	.14(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10	.15(k)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and AFC Enterprises, Inc.
10	.16(a)	Employment Agreement dated as of December 4, 1995 between AFC and Samuel N. Frankel, as amended through February 8, 2001.*
10	.17(a)	1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*
10	.18(a)	1996 Nonqualified Performance Stock Option Plan — Executive of AFC, effective as of April 11, 1996.*
10	.19(a)	1996 Nonqualified Performance Stock Option Plan — General of AFC, effective as of April 11, 1996.*
10	.20(a)	1996 Nonqualified Stock Option Plan of AFC, effective as of April 11, 1996.*
10	.21(a)	Form of Nonqualified Stock Option Agreement — General between AFC and stock option participants.*
10	.22(a)	Form of Nonqualified Stock Option Agreement — Executive between AFC and certain key executives.*

Exhibit
Number		Description

10	.23(a)	1996 Employee Stock Bonus Plan — Executive of AFC effective as of April 11, 1996.*
10	.24(a)	1996 Employee Stock Bonus Plan — General of AFC effective as of April 11, 1996.*
10	.25(a)	Form of Stock Bonus Agreement — Executive between AFC and certain executive officers.*
10	.26(a)	Form of Stock Bonus Agreement — General between AFC and certain executive officers.*
10	.27(a)	Form of Secured Promissory Note issued by certain members of management.
10	.28(a)	Form of Stock Pledge Agreement between AFC and certain members of management.
10	.29(a)	AFC 1994 Supplemental Benefit Plan for Executive Officers dated May 9, 1994.*
10	.30(a)	AFC 1994 Supplemental Benefit Plan for Senior and Executive Staff Officer dated April 19, 1994.*
10	.31(a)	AFC 1994 Supplemental Benefit Plan for Senior Officers/General Manager dated May 9, 1994.*
10	.32(a)	AFC 1994 Supplemental Benefit Plan for Designated Officers dated May 9, 1994.*
10	.33(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997.
10	.34(f)	Shareholder Agreement by and among AFC Franchise Acquisition Corp. and other signatories dated as of August 13, 1998.
10	.35(b)	AFC Deferred Compensation Plan dated as of January 1, 1998 and First Amendment to Deferred Compensation Plan dated as of December 31, 1998.*
10	.36†(e)	Supply Agreement dated October 5, 1998 between Church’s Operators Purchasing Association, Inc. and Cagle’s, Inc. (“Cagle’s ’92”), as amended.
10	.37†(e)	Supply Agreement dated October 5, 1998 between AFC d/b/a Popeyes Chicken and Biscuits and Cagle’s, Inc. as amended.
10	.38†(e)	Supply Agreement dated April 1, 1999 between Church’s Operators Purchasing Association, Inc. and Tyson Foods, Inc, as amended.
10	.39(e)	Stockholders Agreement dated as of March 18, 1998 among FS Equity Partners III, L.P., FS Equity Partners International, L.P., the new shareholders identified therein and AFC.
10	.40(e)	Form of Cinnabon Development Agreement.
10	.41(e)	Form of Cinnabon Franchise Agreement.
10	.42(e)	Form of Seattle’s Best Coffee International Development Agreement.
10	.43(e)	Form of Seattle’s Best Coffee International Franchise Agreement.
10	.44(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Ronald P. Spogli.*
10	.45(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*
10	.46(a)	Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.*
10	.47(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Matt L. Figel.*
10	.48(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*
10	.49(e)	Employment Agreement dated as of December 8, 2000 between AFC and Frank J. Belatti.*
10	.50(e)	Employment Agreement dated as of December 8, 2000 between AFC and Dick R. Holbrook.*
10	.51(e)	Employment Agreement dated as of December 8, 2000 between AFC and Gerald J. Wilkins.*
10	.52(e)	Employment Agreement dated as of December 8, 2000 between AFC and Hala Moddelmog.*
10	.53(e)	Amendment No. 3 to the 1996 Stockholders Agreement dated as of February 8, 2001 by and among AFC and the other signatories thereto.
10	.54(e)	Second Amendment to Deferred Compensation Plan dated as of July 24, 2000.*
10	.55(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*
10	.56(e)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Frank J. Belatti.*
10	.57(e)	Fourth Amendment to Employment Agreement dated as of February 9, 2001 between AFC and Samuel N. Frankel.*
10	.58(e)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Dick R. Holbrook.*

Exhibit
Number		Description

10	.59(e)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Gerald J. Wilkins.*
10	.60(e)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Hala Moddelmog.*
10	.61(e)	Amendment to Second Cagles, Inc. Agreement dated February 23, 2001 between Supply Management Services, Inc. and Cagles, Inc.
10	.62(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Frank J. Belatti.*
10	.63(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Dick R. Holbrook.*
10	.64(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Gerald J. Wilkins.*
10	.65(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Hala G. Moddelmog.*
10	.66(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Gerald J. Wilkins.*
10	.67(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*
10	.68(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*
10	.69(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and R. William Ide, III.*
10	.70(i)	Credit Agreement dated as of May 23, 2002 among AFC Enterprises, Inc., as borrower, and the Lenders Party thereto, JP Morgan Chase Bank, as Administrative Agent, JP Morgan Securities, Inc., as Joint Bookrunner and Co-Lead Arranger, Credit Suisse First Boston, as Joint Bookrunner and Co-Lead Arranger, Credit Lyonnais New York Branch, as Co-Documentation Agent, Fleet National Bank, Inc., as Co-Documentation Agent, and SunTrust Bank, as Co- Documentation Agent (the “2002 Credit Facility”).
10	.71(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*
10	.72(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10	.73(g)	AFC Enterprises, Inc. Annual Executive Bonus Program.*
10	.74(j)	Consulting Agreement, dated May 27, 2003, between AFC and Gerald Wilkins.*
10	.75(j)	First Amendment to Employment Agreement dated as of December 4, 1995 between AFC Enterprises, Inc. and Samuel N. Frankel.*
10	.76(j)	Second Amendment to Employment Agreement dated as of December 4, 1995 between AFC Enterprises, Inc. and Samuel N. Frankel.*
10	.77(j)	Third Amendment to Employment Agreement dated as of December 4, 1995 between AFC Enterprises, Inc. and Samuel N. Frankel.*
10	.78(k)	Employment Agreement dated as of January 1, 2001 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10	.79(k)	First Amendment to Employment Agreement dated as of January 1, 2001 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10	.80(k)	Employment Agreement dated as of January 27, 2003 between AFC Enterprises, Inc. and Chris Elliott.*
10	.81(k)	Employment Agreement effective as of December 29, 2003 between AFC Enterprises, Inc. and Frederick B. Beilstein.*
10	.82(k)	Employment Agreement effective as of February 12, 2004 between AFC Enterprises, Inc. and Henry Hope, III.*
10	.83(k)	First Amendment dated March 31, 2003 to the 2002 Credit Facility.
10	.84(k)	Second Amendment dated May 30, 2003 to the 2002 Credit Facility.
10	.85(k)	Third Amendment dated July 14, 2003 to the 2002 Credit Facility.
10	.86(k)	Fourth Amendment dated August 22, 2003 to the 2002 Credit Facility.
10	.87(k)	Fifth Amendment dated October 30, 2003 to the 2002 Credit Facility.

Exhibit
Number		Description

10	.88(k)	Form of Cinnabon, Inc. Franchise Agreement for Seattle’s Best Coffee.
10	.89(k)	Form of Cinnabon, Inc. Development Agreement for Seattle’s Best Coffee.
10	.90(k)	Sixth Amendment dated March 26, 2004 to the 2002 Credit Facility.
11	.1**	Statement regarding computation of per share earnings.
21	.1(k)	Subsidiaries of AFC.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by SFAS No. 128, Earnings per Share, is provided in Note 21 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(a)	Filed as an exhibit to the Registration Statement of AFC on Form S-4 (Registration No. 333-29731) on June 20, 1997 and incorporated by reference herein.

(b)	Filed as an exhibit to the Form 10-K of AFC for the year ended December 27, 1998 on March 29, 1999 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended June 13, 1999 on July 28, 1999 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-52608) on December 22, 2000 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 8-K of AFC filed April 16, 2003 and incorporated by reference herein.

(i)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002 on August 14, 2002 and incorporated by reference herein.

(j)	Filed as an exhibit to the Form 10-K of AFC for the year ended December 29, 2002 on December 15, 2003 and incorporated by reference herein.

(k)	Filed as an exhibit to the Form 10-K of AFC for the year ended December 28, 2003 on March 29, 2004 and incorporated by reference herein.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of May 2004.

AFC ENTERPRISES, INC.

By:	/s/ FRANK J. BELATTI

Frank J. Belatti
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ FRANK J. BELATTI Frank J. Belatti	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 24, 2004

/s/ DICK R. HOLBROOK Dick R. Holbrook	President, Chief Operating Officer and Director	May 24, 2004

/s/ FRED B. BEILSTEIN Fred B. Beilstein	Chief Financial Officer (Principal Financial and Accounting Officer)	May 24, 2004

/s/ VICTOR ARIAS, JR. Victor Arias, Jr.	Director	May 24, 2004

/s/ CAROLYN H. BYRD Carolyn H. Byrd	Director	May 24, 2004

/s/ R. WILLIAM IDE, III R. William Ide, III	Director	May 24, 2004

/s/ KELVIN J. PENNINGTON Kelvin J. Pennington	Director	May 24, 2004

/s/ JOHN M. ROTH John M. Roth	Director	May 24, 2004

/s/ RONALD P. SPOGLI Ronald P. Spogli	Director	May 24, 2004

/s/ PETER STARRETT Peter Starrett	Director	May 24, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

AFC Enterprises, Inc.

Consolidated Statements of Cash Flows
For Fiscal Years 2003, 2002 and 2001
(In millions)

	2003	2002	2001

Cash flows provided by (used in) operating activities:
Net (loss) income	$(9.1)	$(11.7)	$15.6
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Loss from discontinued operations	2.7	40.7	7.0
Depreciation and amortization	23.0	25.3	35.8
Impairment and other write-downs of non-current assets	46.1	11.3	10.4
Cumulative effect of an accounting change, pre-tax	0.7	—	—
Deferred income taxes	(14.4)	12.9	(1.6)
Non-cash interest, net	0.5	3.8	1.6
Net loss (gain) on sale of assets	(0.8)	4.0	1.1
Provision for credit losses	6.1	1.9	0.9
Compensatory expense for stock options	0.2	0.3	0.4
Change in operating assets and liabilities:
Accounts receivable	(0.5)	(7.5)	(5.8)
Prepaid income taxes	(1.8)	(8.4)	(9.5)
Other operating assets	2.8	0.5	3.1
Accounts payable and other operating liabilities	(5.4)	18.0	2.5

Net cash provided by operating activities of continuing operations	50.1	91.1	61.5

Net cash provided by (used in) operating activities of discontinued operations	(3.9)	2.7	(4.1)

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(24.3)	(43.5)	(49.1)
Capital expenditures of discontinued operations	(1.3)	(6.2)	(8.9)
Proceeds from dispositions of property and equipment	1.8	35.4	39.9
Proceeds from sale of Seattle Coffee, net	62.1	—	—
Other, net	1.1	0.7	0.6

Net cash provided by (used in) investing activities	39.4	(13.6)	(17.5)

Cash flows provided by (used in) financing activities:
Proceeds from 2002 Credit Facility	—	250.0	—
Principal and premium payments — Senior Subordinated Notes	—	(133.4)	(24.3)
Principal payments — 1997 Credit Facility	—	(78.7)	(79.9)
Principal payments — 2002 Credit Facility	(93.6)	(27.1)	—
Principal payments — other notes	(2.1)	—	(0.1)
Principal payments — capital lease obligations	—	(0.3)	(2.0)
Net (repayments) borrowings — Southtrust Line of Credit	—	(1.7)	1.7
Issuance of common stock, net	0.4	0.3	46.0
Stock repurchases	—	(77.9)	—
Increase (decrease) in bank overdrafts, net (exclusive of effects of Seattle Coffee sale)	(1.0)	(7.8)	4.4
Debt issuance costs	(0.2)	(4.9)	—
Proceeds from exercise of employee stock options and other, net	5.1	5.8	4.2

Net cash (used in) financing activities	(91.4)	(75.7)	(50.0)

Net increase (decrease) in cash and cash equivalents	(5.8)	4.5	(10.1)
Cash and cash equivalents at beginning of year	9.6	5.1	15.2

Cash and cash equivalents at end of year	$3.8	$9.6	$5.1

Cash and cash equivalents of continuing operations at end of year	$3.8	$8.4	$4.2
Cash and cash equivalents of discontinued operations at end of year	$—	$1.2	$0.9

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

      Fiscal Year. The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The 2003, 2002 and 2001 fiscal years consisted of 52 weeks each. The Company’s first fiscal quarter contains 16 weeks and the remaining quarters contain 12 weeks (13 weeks in the fourth quarter of a 53-week year).

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

      Amendments to the 2002 Credit Facility. On March 31, 2003, May 30, 2003, July 14, 2003, August 22, 2003, October 30, 2003 and March 26, 2004, the Company amended its 2002 Credit Facility. The effect of these amendments was to:

•	Extend, for purposes of the facility, the deadline for providing the Company’s 2002 annual report to its lenders to December 15, 2003 (this requirement was satisfied as of that date).

•	Extend, for purposes of the facility, the deadline for providing the Company’s quarterly financial information to its lenders for the first, second and third quarters of 2003 to February 28, 2004 (this requirement was satisfied as of that date).

•	Raise the interest rate on outstanding indebtedness under the 2002 Credit Facility until such time as the Company has satisfied its 2002 annual reporting requirement, its 2003 quarterly reporting requirements and attained a bank credit rating of Ba3 and BB-, or better, by each of Moody’s and Standard & Poor’s, respectively.

•	Temporarily reduce the Company’s revolving line of credit from $75.0 million to $65.0 million until the Company delivers all of the required quarterly financial information and demonstrates a total leverage ratio of not greater than two to one for 2003, at which time the revolving line of credit limit will return to the original commitment amount of $75.0 million (this requirement came into effect during the fourth quarter of 2003 and was satisfied during the first quarter of 2004).

•	Approve the Seattle Coffee divestiture.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

•	Require the Company to use proceeds from the sale of Seattle Coffee to pay down $31.3 million of the facility’s term loans and deposit $32.0 million in a collateral account. The pay down occurred on July 17, 2003 and the deposit occurred on July 15, 2003.

•	Require the Company to use $29.2 million of the amounts deposited in the aforementioned collateral account to further pay down the facility’s term loans. The pay down occurred on October 31, 2003.

•	Adjust the computation of certain loan covenant ratios in 2003 to exclude from the computations certain fees associated with a productivity initiative performed in the first quarter of 2003, subject to certain monetary limits, and the various costs associated with the restatement of the Company’s previously issued financial statements.

•	Extend, for purposes of the facility, the deadline for providing the Company’s 2003 annual audited financial statements to its lenders to April 12, 2004 (this requirement was satisfied with the filing of the Company’s Annual Report on Form 10-K on March 29, 2004.).

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

      The Company leases certain restaurant properties and subleases other restaurant properties to franchisees. At December 28, 2003, the aggregate gross book value and the net book value of such properties was approximately $29.7 million and $18.7 million, respectively. Rental income from these leases and subleases, principally related to the Company’s chicken and bakery segments, was approximately $19.8 million, $17.3 million and $12.3 million in 2003, 2002 and 2001, respectively. At December 28, 2003, future minimum rental income associated with these leases and subleases, for each of the next five years, is approximately $15.4 million, $13.4 million, $12.0 million, $10.3 million and $8.9 million, respectively.

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

      Due to its international operations, the Company is exposed to risks from changes in international economic conditions and changes in foreign currency rates. To reduce its foreign currency risks associated with royalty streams from franchised operations in Korea, on a limited basis, the Company has entered into foreign currency agreements with respect to the Korean Won. Net losses incurred by the Company during 2003, 2002 and 2001 related to these agreements were not significant to the Company’s financial position or its results of operations.

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

      Under this plan, on February 6, 2004, the Company issued to certain of its employees options to purchase 416,250 shares of the Company’s common stock at a strike price of $20.50 per share.

      A Summary of Plan Activity. A summary of the status of the Company’s five stock option plans and warrants as of December 28, 2003, December 29, 2002 and December 30, 2001 and changes during the years is presented in the table and narrative below:

(Shares in thousands)		2003		2002		2001
		Wtd Avg		Wtd Avg		Wtd Avg
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding at beginning of year	4,136	$13.27	3,986	$8.68	4,232	$6.57
Granted options	—	—	1,014	28.01	854	17.16
Exercised options and warrants	(488)	6.65	(710)	6.58	(1,000)	6.35
Cancelled options and warrants	(435)	23.54	(154)	22.30	(100)	15.40

Outstanding at end of year	3,213	12.89	4,136	13.27	3,986	8.68

Exercisable at end of year	2,486	$9.75	2,478	$6.95	2,754	$5.67
Weighted average fair value of options and warrants granted		$6.14		$6.28		$4.29

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

      Executive Retirement and Benefit Plan. The Company has a nonqualified, unfunded retirement, disability and death benefit plan for certain executive officers. Annual retirement benefits are equal to 30% of the executive officer’s average base compensation for the five years preceding retirement plus health benefit coverage and are payable in 120 equal monthly installments following the executive officer’s retirement date. Death benefits are up to five times the officer’s base compensation at the time of employment. The Company has the discretion to increase the employee’s death benefits. Death benefits are funded by life insurance arrangements. The accumulated benefit obligation related to this plan was approximately $2.4 million and $2.3 million as of December 28, 2003 and December 29, 2002, respectively.

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

      During 2003, the Company incurred costs associated with the re-audit and restatement of its 2001 and 2000 financial statements. Included therein are fees for outside auditors, fees for accountants engaged to assist in the restatement, attorneys’ fees, credit facility amendment fees and various ancillary costs. As a consequence of the restatement, the Company also incurred significant costs associated with an independent investigation commissioned by the Company’s Audit Committee, attorney fees associated with the shareholder litigation discussed in Note 13 and certain other related costs.

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal Years 2003, 2002 and 2001

Note — 25 Quarterly Financial Data (Unaudited)

      Quarterly amounts have been restated from amounts previously reported to reflect the divested portions of Seattle Coffee’s operations as discontinued operations.

	First (a)	Second	Third	Fourth (b)
(In millions, except per share data)	Quarter	Quarter	Quarter	Quarter

2003

Results of Operations
Total revenues	$139.4	$106.3	$105.7	$107.9
Operating profit (loss)	12.9	11.4	11.1	(34.8)
Income (loss) before discontinued operations and accounting change	6.4	6.2	5.9	(24.5)
Net income (loss)	5.7	5.9	3.8	(24.5)
Basic earnings (loss) per common share
Income (loss) before discontinued operations and accounting change	$0.23	$0.22	$0.21	$(0.88)
Net income (loss)	0.21	0.21	0.14	(0.88)
Diluted earnings (loss) per common share
Income (loss) before discontinued operations and accounting change	$0.22	$0.22	$0.20	$(0.88)
Net income (loss)	0.20	0.21	0.13	(0.88)

	First (a)	Second	Third	Fourth (b)
(In millions, except per share data)	Quarter	Quarter	Quarter	Quarter

2002

Results of Operations
Total revenues	$166.1	$128.2	$114.2	$116.2
Operating profit	26.4	18.6	18.4	5.7
Income before discontinued operations and accounting change	13.2	3.4	10.4	2.0
Net income (loss)	3.1	3.4	9.9	(28.1)
Basic earnings (loss) per common share
Income before discontinued operations and accounting change	$0.43	$0.11	$0.34	$0.07
Net income (loss)	0.10	0.11	0.33	(1.01)
Diluted earnings (loss) per common share
Income before discontinued operations and accounting change	$0.41	$0.10	$0.33	$0.07
Net income (loss)	0.10	0.10	0.31	(0.96)

(a)	In 2003 and 2002, the Company’s first quarter contained sixteen weeks. The remaining quarters contained twelve weeks.

(b)	Other than the impairment losses discussed in Note 18, there were no significant fourth quarter adjustments in 2003 or 2002. In addition, the Company’s Cinnabon bakeries have traditionally experienced the strongest operating results during the holiday shopping season between Thanksgiving Day and New Year’s Day. Any factors that cause reduced traffic at these locations between Thanksgiving Day and New Year’s Day would adversely impact their ability to achieve historical operating results.