Form 10-Q
period 2004-04-18
AFC ENTERPRISES INC
filed 2004-05-28
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 18, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number 000-32369

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	58-2016606 (IRS Employer Identification No.)

Six Concourse Parkway, Suite 1700 Atlanta, Georgia (Address of principal executive offices)	30328-5352 (Zip code)

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

AFC ENTERPRISES, INC.
INDEX

Part 1. Financial Information

Item 1. Financial Statements

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	16 Weeks Ended
	04/18/04	04/20/03
Revenues:
Sales by company-operated restaurants	$106.3	$99.4
Franchise revenues	34.9	33.1
Other revenues	6.2	6.9

Total revenues	147.4	139.4

Expenses:
Restaurant employee, occupancy and other expenses	56.5	51.9
Restaurant food, beverages and packaging	31.8	29.3
General and administrative expenses	35.5	33.1
Depreciation and amortization	8.1	7.3
Impairment charges and other	—	4.9

Total expenses	131.9	126.5

Operating profit	15.5	12.9
Interest expense, net	2.0	2.5

Income before income taxes, minority interest, discontinued operations and accounting change	13.5	10.4
Income tax expense	5.1	4.0
Minority interest	0.1	—

Income before discontinued operations and accounting change	8.3	6.4
Discontinued operations, net of income taxes	—	(0.3)
Cumulative effect of accounting changes, net of income taxes in 2003	(0.5)	(0.4)

Net income	$7.8	$5.7

Basic earnings (loss) per common share:
Income before discontinued operations and accounting change	$0.30	$0.23
Discontinued operations, net of income taxes	—	(0.01)
Cumulative effect of accounting changes, net of income taxes in 2003	(0.02)	(0.01)

Net income	$0.28	$0.21

Diluted earnings per common share:
Income before discontinued operations and accounting change	$0.29	$0.22
Discontinued operations, net of income taxes	—	(0.01)
Cumulative effect of accounting changes, net of income taxes in 2003	(0.02)	(0.01)

Net income	$0.27	$0.20

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	04/18/04	12/28/03
ASSETS
Current assets:
Cash and cash equivalents	$5.4	$3.8
Accounts and current notes receivable, net	20.3	23.3
Prepaid income taxes	14.8	20.6
Other current assets	24.1	16.5

Total current assets	64.6	64.2

Long-term assets:
Property and equipment, net	176.7	176.8
Goodwill	14.7	14.7
Trademarks and other intangible assets, net	84.2	84.3
Other long-term assets, net	15.0	15.5

Total long-term assets	290.6	291.3

Total assets	$355.2	$355.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42.0	$41.3
Accrued liabilities	17.7	16.7
Current debt maturities	11.4	12.1

Total current liabilities	71.1	70.1

Long-term liabilities:
Long-term debt	110.5	118.8
Deferred credits and other long-term liabilities	54.0	57.8

Total long-term liabilities	164.5	176.6

Commitments and contingencies
Minority Interest	0.1	—

Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 28,054,209 and 27,992,999 shares issued and outstanding at April 18, 2004 and December 28, 2003, respectively)	0.3	0.3
Capital in excess of par value	151.1	150.1
Notes receivable from officers, including accrued interest	(1.5)	(3.4)
Accumulated losses	(30.4)	(38.2)

Total shareholders’ equity	119.5	108.8

Total liabilities and shareholders’ equity	$355.2	$355.5

See accompanying notes to condensed consolidated financial statements

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	16 Weeks Ended
	04/18/04	04/20/03
Cash flows provided by (used in) operating activities:
Net income	$7.8	$5.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	0.3
Depreciation and amortization	8.1	7.3
Impairment and other write-downs of non-current assets	0.1	3.3
Cumulative effect of accounting changes, pre-tax	0.5	0.7
Deferred income taxes	(1.9)	(3.0)
Non-cash interest, net	0.3	0.2
Net gain on sale of assets	(0.3)	(0.7)
Minority interest	0.1	—
Provision for credit losses	1.9	0.1
Change in operating assets and liabilities:
Accounts receivable	0.8	4.9
Prepaid income taxes	5.8	5.5
Other operating assets	(1.1)	0.8
Accounts payable and other operating liabilities	(1.3)	(7.6)

Net cash provided by operating activities of continuing operations	20.8	17.5

Net cash provided by (used in) operating activities of discontinued operations	—	(1.9)

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(5.9)	(7.1)
Capital expenditures of discontinued operations	—	(0.6)
Proceeds from dispositions of property and equipment	0.6	0.1
Other, net	0.6	0.5

Net cash (used in) investing activities	(4.7)	(7.1)

Cash flows provided by (used in) financing activities:
Principal payments — 2002 Credit Facility (term loans)	(5.4)	(12.4)
Net (repayments) borrowings — 2002 Credit Facility (revolver)	(7.0)	5.0
Principal payments — other notes	(0.1)	(2.0)
Increase (decrease) in bank overdrafts, net	0.6	(4.1)
Increase in restricted cash	(4.4)	(0.1)
Debt issuance costs	—	(0.1)
Proceeds from exercise of employee stock options	0.9	1.4
Other, net	0.9	(0.4)

Net cash (used in) financing activities	(14.5)	(12.7)

Net increase (decrease) in cash and cash equivalents	1.6	(4.2)
Cash and cash equivalents at beginning of year	3.8	9.6

Cash and cash equivalents at end of quarter	$5.4	$5.4

Cash and cash equivalents of continuing operations	$5.4	$4.7
Cash and cash equivalents of discontinued operations	$—	$0.7

See accompanying notes to condensed consolidated financial statements

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

2. Summary of Significant Accounting Policies

     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnotes required by generally accepted accounting principles in the United States for complete financial statements are not included. The consolidated balance sheet data as of December 28, 2003, that is presented herein, was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The accompanying condensed consolidated financial statements have not been audited by independent registered public accountants, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year.

     Principles of Consolidation. The consolidated financial statements include the accounts of AFC Enterprises, Inc., all its wholly-owned subsidiaries and certain variable interest entities that the Company is required to consolidate pursuant to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”). All significant intercompany balances and transactions are eliminated in consolidation.

     FIN 46R addresses the consolidation of certain entities in which (a) the equity investment at risk does not provide its holders with the characteristics of a controlling financial interest or (b) the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. For such entities, a controlling financial interest cannot be identified based upon voting equity interests. FIN 46R refers to such entities as “variable interest entities” (“VIEs”). FIN 46R requires consolidation of VIEs by its primary beneficiary.

     The Company adopted FIN 46R at the beginning of the first quarter of 2004 and was required to consolidate three franchisees. In each of these relationships, the Company determined that the franchisee was a VIE for which the Company was the primary beneficiary. These franchisees have not been retroactively consolidated in 2003. For the first quarter of 2004, total revenue associated with the operations of these franchisees was $4.9 million. In conjunction with its adoption of FIN 46R, the Company recorded a cumulative effect adjustment that decreased net income in the first quarter of 2004 by $0.5 million, or $0.02 per diluted share.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

     The Company does not have a common equity interest in any of these three franchisees. Generally, earnings and losses of these franchisees are allocated to the common equity holders as a component of minority interest. However, the Company does not allocate any losses to the common equity holders if doing such would reduce their common equity interests below zero.

     Property and equipment, with a net book value of $3.1 million at April 18, 2004, held by these franchisees is included in the condensed consolidated balance sheet. This property and equipment is pledged as collateral under obligations of the franchisees.

     The Company has other VIE relationships for which it is not the primary beneficiary. These relationships are in connection with certain loan guarantees that are described at Note 13 to the Company’s consolidated financial statements for the fiscal year ended December 28, 2003, which are contained in the Company’s 2003 Annual Report on Form 10-K/A.

     Significant Accounting Policies. The accounting and reporting policies practiced by the Company are set forth in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 28, 2003, which are contained in the Company’s 2003 Annual Report on Form 10-K/A.

     Fiscal Periods. The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The Company’s first fiscal quarter contains 16 weeks and its remaining quarters contain 12 weeks (13 weeks in the fourth quarter of a 53-week year). The 2004 and 2003 fiscal years both contain 52 weeks.

     Other Accounting Standards Adopted During The Periods Presented. In the first quarter of 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). Pursuant to FIN 45, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. At the time of adoption, FIN 45 did not have a material effect on the Company’s consolidated financial statements.

     In the first quarter of 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For obligations under certain leases that are within the scope of SFAS 143, the Company recorded a cumulative effect adjustment that decreased net income in the first quarter of 2003 by $0.4 million ($0.7 million, pre-tax). The changes in the asset retirement obligation during the quarter were not significant.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

3. Long-Term Debt and Other Borrowings

(in millions)	04/18/04	12/28/03
2002 Credit Facility:
Revolving credit facility	$26.7	$33.7
Tranche A term loan	34.5	37.8
Tranche B term loan	55.7	57.8
Capital lease obligations	1.4	1.5
Other notes ($3.5 at 4/18/04 related to VIEs)	3.6	0.1

	121.9	130.9
Less current portion	(11.4)	(12.1)

	$110.5	$118.8

     2002 Credit Facility. On May 23, 2002, the Company entered into a new bank credit facility (the “2002 Credit Facility”) with J.P. Morgan Chase, Credit Suisse First Boston and certain other lenders, which consists of a $75.0 million, five-year revolving credit facility, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan.

     The term loans and the revolving credit facility bear interest at LIBOR plus an applicable margin based on certain financial leverage ratios and the Company’s credit rating. The margins may fluctuate because of changes in these ratios. As of December 29, 2002, the margins were 2.0% for the revolving credit facility and the Tranche A term loan and 2.25% for the Tranche B term loan. On July 14, 2003, the start of the Company’s third quarter for 2003, these margins changed to 2.25% for the revolving credit facility and the Tranche A term loan and 2.50% for the Tranche B term loan due to an amendment to the 2002 Credit Facility. On August 22, 2003, these margins changed to 2.75% for the revolving credit facility and the Tranche A term loan and 3.00% for the Tranche B term loan due to another amendment to the 2002 Credit Facility and remained at those rates through April 18, 2004. The Company also pays a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the revolving credit facility.

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

     Amendments to the 2002 Credit Facility. On March 31, 2003, May 30, 2003, July 14, 2003, August 22, 2003, October 30, 2003 and March 26, 2004, the Company amended its 2002 Credit Facility. The effect of these amendments was to:

•	Extend, for purposes of the facility, the deadline for providing the Company’s 2002 annual report to its lenders to December 15, 2003 (this requirement was satisfied as of that date).

•	Extend, for purposes of the facility, the deadline for filing the Company’s quarterly financial information to its lenders for the first, second and third quarters of 2003 to February 28, 2004 (this requirement was satisfied as of that date).

•	Raise the interest rate on outstanding indebtedness under the 2002 Credit Facility until such time as the Company has satisfied its 2002 annual reporting requirement, its 2003 quarterly reporting requirements and attained a bank credit rating of Ba3 and BB-, or better, by each of Moody’s and Standard & Poor’s, respectively.

•	Temporarily reduce the Company’s revolving line of credit from $75.0 million to $65.0 million until the Company delivers all of the required quarterly financial statements and demonstrates a total leverage ratio of not greater than two to one for 2003, at which time the revolving line of credit limit will return to the original commitment amount of $75.0 million (this requirement came into effect during the fourth quarter of 2003 and was satisfied during the first quarter of 2004).

•	Approve the Seattle Coffee divestiture.

•	Require the Company to use proceeds from the sale of Seattle Coffee to pay down $31.3 million of the facility’s term loans and deposit $32.0 million in a collateral account. The pay down occurred on July 17, 2003 and the deposit occurred on July 15, 2003.

•	Require the Company to use $29.2 million of the amounts deposited in the aforementioned collateral account to further pay down the facility’s term loans. The pay down occurred on October 31, 2003.

•	Adjust the computation of certain loan covenant ratios in 2003 to exclude from the computations certain fees associated with a productivity initiative performed in the first quarter of 2003, subject to certain monetary limits, and the various costs associated with the restatement of the Company’s previously issued financial statements.

•	Extend, for purposes of the facility, the filing deadline for the Company’s 2003 annual report to its lenders to April 12, 2004 (this requirement was satisfied with the filing of the Company’s Annual Report on Form 10-K on March 29, 2004).

     Because the 2003 amendments were necessitated by the delays in filing the Company’s annual report for 2002 and quarterly reports for 2003, a consequence of the restatement and re-audits of previously issued financial information, the related amendment fees are included as a component of the 2003 restatement costs discussed at Note 5.

     Without the amendments, the Company would have been in default of the 2002 Credit Facility and the entire outstanding amount of the term loans and the revolving credit facility would have been subject to acceleration by the facility’s lenders. If the Company is not able to continue to provide timely financial information to the lenders as required under the 2002 Credit Facility, there can be no assurance that such lenders will provide future relief through waivers or additional amendments. If the Company defaults on the terms and conditions of the 2002 Credit Facility and the debt is accelerated by the facility’s lenders, such developments will have a material adverse impact on the Company’s financial condition and its liquidity.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

     Under the terms of the revolving credit facility, the Company may also obtain short-term borrowings and letters of credit up to the amount of unused borrowings under that facility. As of April 18, 2004, there were $26.7 million in outstanding borrowings under the revolving credit facility and $8.4 million of outstanding letters of credit, leaving amounts available for short-term borrowings and additional letters of credit of $39.9 million. The revolving credit facility is due in full without installments in May 2007.

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

5. Impairment Charges and Other

	16 Weeks Ended
(in millions)	04/18/04	04/20/03
Impairment and other write-downs of non-current assets	$0.1	$3.3
Restatement costs	—	1.6
Special investigation, shareholder litigation and other	0.4	—
Unit closures	(0.3)	—
Net gain on sale of assets	(0.3)	(0.7)
Wholesale costs	0.1	0.7

	$—	$4.9

     Of the $3.3 million of impairment charges recognized in the first quarter of 2003, $2.0 million relates to a new restaurant concept, associated with the Company’s chicken segment, which was abandoned during the first quarter of 2003.

     During 2003, the Company incurred costs associated with the re-audit and restatement of its 2001 and 2000 financial statements. Included therein are fees for outside auditors, fees for accountants engaged to assist in the restatement, attorney fees, credit facility amendment fees and various ancillary costs.

     As a consequence of the restatement, the Company also incurred costs associated with an independent investigation commissioned by the Company’s Audit Committee, attorney fees associated with certain shareholder litigation and certain other related costs. While these costs were significant for the balance of 2003, they were insignificant in the first quarter of 2003. These costs are ongoing into 2004. A discussion of the shareholder litigation can be found at Note 4 to these condensed consolidated financial statements.

     The $0.3 million credit associated with unit closures in the first quarter of 2004 results from the revision of estimates for future lease obligations on closed facilities, due to settlement of certain obligations.

6. Interest Expense, Net

	16 Weeks Ended
(in millions)	04/18/04	04/20/03
Interest on debt, net of capitalized amounts	$1.7	$2.5
Amortization of debt issuance costs	0.3	0.3
Other debt related charges	0.4	0.3
Interest income	(0.4)	(0.6)

	$2.0	$2.5

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

7. Discontinued Operations – Seattle Coffee

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

     For the first quarter of 2003, total revenues and net loss from discontinued operations were as follows:

16 Weeks Ended
(in millions)	04/20/03
Total revenues	$28.6

Net loss from discontinued operations:
Loss from discontinued operations	$(0.4)
Income tax benefit (expense)	0.1

$(0.3)

8. Stock-Based Employee Compensation

     The Company accounts for stock options issued to employees under the intrinsic value method. Had the Company’s stock option plans been accounted for under the fair value method, the Company’s net income would have been reduced to the following pro forma amounts:

	16 Weeks Ended
(in millions)	04/18/04	04/20/03
Net income as reported	$7.8	$5.7
Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(0.6)	(0.7)

Pro forma net income	$7.2	$5.0

Basic earnings per share As reported	$0.28	$0.21
Pro forma	0.26	0.18
Diluted earnings per share
As reported	$0.27	$0.20
Pro forma	0.25	0.17

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

9. Components of Earnings Per Share Computation

	16 Weeks Ended
(in millions)	04/18/04	04/20/03
Numerators for earnings per share computation:
Income before discontinued operations and accounting change	$8.3	$6.4
Discontinued operations	—	(0.3)
Cumulative effect of accounting changes	(0.5)	(0.4)

Net income	$7.8	$5.7

Denominator for basic earnings per share — weighted average shares	28.1	27.6
Dilutive employee stock options and warrants	1.0	1.0

Denominator for diluted earnings per share	29.1	28.6

10. Segment Information (Continuing Operations)

     The Company’s operating segments combine Popeyes and Church’s operations to form its chicken segment and its Cinnabon and Seattle’s Best Coffee remaining operations to form its bakery segment.

     Inter-segment revenue is eliminated through corporate revenue. The corporate revenues include rental income from leasing and sub-leasing agreements with third parties.

(in millions)	Chicken	Bakery	Corporate	Total
First Quarter 2004
Total revenues	$133.7	$13.5	$0.2	$147.4
Operating profit	27.3	(2.2)	(9.6)	15.5
Depreciation and amortization	6.0	1.0	1.1	8.1
Capital expenditures	3.9	0.1	1.9	5.9

First Quarter 2003
Total revenues	$124.9	$14.1	$0.4	$139.4
Operating profit	27.2	(1.4)	(12.9)	12.9
Depreciation and Amortization	5.1	0.6	1.6	7.3
Capital expenditures	3.1	0.8	3.2	7.1

As of April 18, 2004
Goodwill	$10.6	$4.1	$—	$14.7
Total assets	259.4	36.9	58.9	355.2

As of December 28, 2003
Goodwill	$10.6	$4.1	$—	$14.7
Total assets	252.6	40.5	62.4	355.5

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

     We adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”) in the first quarter of 2004 and were required to consolidate three franchisees. In each of these relationships, we determined that the franchisee was a variable interest entity (“VIE”) for which we were the primary beneficiary. These franchisees have not been retroactively consolidated in 2003. For the first quarter of 2004, revenues from the operations of these franchisees were $4.9 million and have been included in “sales by company-operated restaurants” in our condensed statement of operations. In conjunction with our adoption of FIN 46R, we recorded a cumulative effect adjustment that decreased net income in the first quarter of 2004 by $0.5 million.

     As of April 18, 2004, we operated and franchised 4,095 QSRs in 46 states, the District of Columbia, Puerto Rico and 38 foreign countries. That total, by brand, was as follows:

	Domestic		International
	Company-		Company-
	Operated	Franchised	Operated	Franchised	Total
Popeyes	80	1,372	—	353	1,805
Church’s	281	955	—	292	1,528
Cinnabon	73	352	—	188	613
Seattle’s Best Coffee	—	17	—	132	149

Total	434	2,696	—	965	4,095

     As discussed in our Current Report on Form 8-K, filed on April 23, 2004, we are exploring strategic alternatives with respect to our Cinnabon subsidiary, including a possible sale.

Fiscal Periods

     The Company has a 52/53-week fiscal year that ends on the last Sunday in December. Our first fiscal quarter contains 16 weeks and the remaining quarters contain 12 weeks (13 weeks in the fourth quarter of a 53-week year). Our 2004 and 2003 fiscal years both contain 52 weeks. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the sixteen week periods ended April 18, 2004 and April 20, 2003 are referred to as the first quarter of 2004 and the first quarter of 2003, respectively.

Consolidated Results of Operations

     In reviewing our operating results and the relationships between various components of our statements of operations, we believe the following table can be helpful to readers. The table presents selected revenues and expenses as a percentage of total revenues (or, in certain circumstances, as a percentage of a corresponding revenue line item).

	16 Weeks Ended
	04/18/04	04/20/03
Revenues:
Sales by company-operated restaurants	72%	71%
Franchise revenues	24%	24%
Other revenues	4%	5%

Total revenues	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (1)	53%	52%
Restaurant food, beverages and packaging (1)	30%	29%
General and administrative expenses	24%	24%
Depreciation and amortization	6%	5%
Impairment charges and other	—	4%

Total expenses	89%	91%

Operating profit	11%	9%
Interest expense, net	1%	2%

Income before income taxes, minority interest, discontinued operations and accounting change	9%	7%
Income tax expense	4%	3%
Minority interest	—	—

Income before discontinued operations and accounting change	5%	4%
Discontinued operations, net of income taxes	—	—
Cumulative effect of accounting changes, net of income taxes	—	—

Net income	5%	4%

(1)	Expressed as a percentage of sales by company-operated restaurants.

Comparisons of the First Quarters for 2004 and 2003

Sales by Company-Operated Restaurants

(Dollars in			Increase
millions)	2004	2003	(Decrease)	As a Percent
Chicken	$97.6	$90.5	$7.1	7.8%
Bakery	8.7	8.9	(0.2)	(2.2)

Total	$106.3	$99.4	$6.9	6.9%

     Chicken. Of the $7.1 million increase in sales by company-operated restaurants, approximately $4.9 million was due to sales added from the consolidation of three franchisee relationships upon our adoption of FIN 46R. Approximately $3.9 million of the increase was attributable to a net increase in same-store sales for the first quarter of 2004 compared to the first quarter of 2003 (a 6.2% increase in same-store sales at Church’s company-operated restaurants and a 0.1% increase in same-store sales at Popeyes company-operated restaurants). The increases were partially offset by the actual number and timing of restaurant openings and closings in 2003.

     Bakery. The $0.2 million decrease in sales by company-operated bakeries was mainly due to a reduction in company-operated bakeries in the first quarter of 2004 compared to the first quarter of 2003. The decrease was partially offset by a $0.3 million increase in sales due to a 3.9% increase in same-store sales in the first quarter of 2004 compared to the first quarter of 2003.

Franchise Revenues

			Increase
(Dollars in millions)	2004	2003	(Decrease)	As a Percent
Chicken	$31.7	$29.8	$1.9	6.4%
Bakery	3.2	3.3	(0.1)	(3.0)

Total	$34.9	$33.1	$1.8	5.4%

     Within each of our business segments, “franchise revenues” has three basic components: (1) ongoing royalty fees that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new unit openings; and (3) development fees associated with the opening of new franchised units in a given market. Royalty revenues are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues in our chicken segment and more than 85% of franchise revenues in our bakery segment.

     Chicken. Of the $1.9 million increase in franchise revenues, approximately $1.4 million was due to an increase in royalties resulting from an increase in franchised units. The balance of the increase was attributable to an increase in same-store sales for the first quarter of 2004 compared to the first quarter of 2003.

     Bakery. The $0.1 million decrease in franchise revenues was primarily due to a decrease in franchise fees due to lower unit openings in the first quarter of 2004 compared to the first quarter of 2003.

Other Revenues

			Increase
(Dollars in millions)	2004	2003	(Decrease)	As a Percent
Rental income	$5.7	$6.2	$(0.5)	(8.1)%
Wholesale revenues	0.2	0.7	(0.5)	(71.4)
Other	0.3	—	0.3	N/A

Total	$6.2	$6.9	$(0.7)	(10.1)%

     The $0.5 million decrease in rental income was mainly due to franchise unit closures. The $0.5 million decrease in wholesale revenues was primarily due to a decrease in sales of cinnamon rolls under a wholesale arrangement with a major retailer in our bakery segment, which was discontinued in the second quarter of 2003. Our ongoing wholesale revenues relate to our SBC operations.

Restaurants Employee, Occupancy and Other Expenses

     Restaurant employee, occupancy and other costs were $56.5 million in the first quarter of 2004, a $4.6 million increase from the first quarter of 2003. This increase is attributable to $3.1 million of costs resulting from the consolidation of VIE’s and the increase in sales by company-operated restaurants. Restaurant employee, occupancy and other expenses were approximately 53% and 52%, respectively, of sales from company-operated restaurants in the first quarter of 2004 and 2003.

Restaurant Food, Beverages and Packaging

     Restaurant food, beverages and packaging costs were $31.8 million in the first quarter of 2004, a $2.5 million increase from the first quarter of 2003. This increase is attributable to $1.5 million of costs resulting from the consolidation of VIE’s, an increase in sales by company-operated restaurants and an increase in chicken prices per pound. The increase was partially offset by a decrease in operating costs related to underperforming units which were closed throughout 2003. Restaurant food, beverages and packaging costs were approximately 30% and 29%, respectively, of sales from company-operated restaurants in the first quarter of 2004 and 2003.

General and Administrative Expenses

     General and administrative expenses were $35.5 million in the first quarter of 2004, a $2.4 million increase from the first quarter of 2003. The increase is primarily due to $1.7 million of higher bad debt expense in the first quarter 2004 compared to the first quarter of 2003 associated with three franchisees in our bakery segment and one in our chicken segment. In addition, Church’s had an increase of $0.5 million in business conference expense as they held their bi-annual franchisee conference in the first quarter of 2004. General and administrative expenses were approximately 24% of total revenues in the first quarter of both 2004 and 2003.

Depreciation and Amortization

     Depreciation and amortization was $8.1 million in the first quarter of 2004, a $0.8 million increase from the first quarter of 2003. The increase was mainly due to capital additions between the second quarter of 2003 through the first quarter of 2004 plus $0.1 million in added depreciation from consolidating our VIE’s. Depreciation and amortization was approximately 6% and 5%, respectively, of total revenues in the first quarter of 2004 and 2003.

Impairment Charges and Other

     Impairment charges and other includes (1) asset impairments; (2) professional fees and other related charges associated with the restatement and the re-audit of 2001 and 2000 financial information; (3) costs associated with unit closures; (4) gains and losses on the sale of assets; (5) costs associated with shareholder litigation; and (6) wholesale costs associated with bakery wholesale sales. The net impact of these items was zero in the first quarter of 2004, a $4.9 million decrease from the first quarter of 2003.

     The decrease was mainly due to a $3.2 million decrease in asset impairment charges in the first quarter of 2004 compared to the first quarter of 2003, a $1.6 million decrease in restatement costs, a $0.6 million decrease in wholesale costs at our bakery segment due to the discontinuance of a wholesale arrangement with a major retailer in the second quarter of 2003 and $0.3 million of lower costs associated with unit closures; partially offset by $0.4 million of higher special investigation costs and $0.4 million of lower gains on asset sales.

Operating Profit (Loss)

			Increase
(Dollars in millions)	2004	2003	(Decrease)	As a Percent
Chicken	$27.3	$27.2	$0.1	0.4%
Bakery	(2.2)	(1.4)	(0.8)	(57.1)
Corporate	(9.6)	(12.9)	3.5	27.1

Total	$15.5	$12.9	$2.6	20.2%

     On a consolidated basis, operating profit increased by $2.6 million in the first quarter of 2004 when compared to the first quarter of 2003. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

     The $0.1 million increase in operating profit associated with our chicken segment was principally due to an increase in sales from company-operated restaurants, a $2.0 million decrease in asset impairment charges and franchise revenue growth, partially offset by an increase in restaurant related expenses and higher bad debt expense.

     The $0.8 million decline in operating profit associated with our bakery segment was principally due to higher bad debt and depreciation expenses.

     The $3.5 million increase in operating profit associated with our corporate operations was principally due to a $1.9 million decrease in professional fees, a $1.6 million decrease of restatement related expenses and $0.6 million of lower corporate salaries expense.

Interest Expense, Net

     Interest expense was $2.0 million in the first quarter of 2004, a $0.5 million decrease from the first quarter of 2003. The decrease was principally due to lower debt balances in 2004.

Income Taxes

     Our effective tax rate in the first quarter of 2004 was 38.1% compared to an effective tax rate of 38.5% in the first quarter of 2003. The decrease in our effective tax rate was primarily impacted by changes in our state income taxes.

Minority Interest

     Minority interest in the first quarter of 2004 was $0.1 million compared to zero in the first quarter of 2003. The minority interest resulted from our adoption of FIN 46R in 2004 and the resulting consolidation of three franchisee relationships.

Loss from Discontinued Operations, Net of Income Taxes

     In the first quarter of 2003, we recognized a net loss of $0.3 million relating to Seattle Coffee.

Cumulative Effect of Accounting Changes, Net of Income Taxes

     In the first quarter of 2004, we adopted FIN 46R and were required to consolidate three franchisee relationships. In conjunction with our adoption of FIN 46R, we recorded a cumulative effect adjustment that decreased net income by $0.5 million.

     In the first quarter of 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. As a result of obligations under certain leases that are within the scope of SFAS 143, we recorded a cumulative effect adjustment of $0.7 million ($0.4 million after tax) in the first quarter of 2003.

Consolidated Cash Flows: Comparisons of the First Quarters for 2004 and 2003

(in millions)	2004	2003
Cash flows provided by operating activities	$20.8	$15.6
Cash flows used in investing activities	(4.7)	(7.1)
Cash flows used in financing activities	(14.5)	(12.7)

Net increase (decrease) in cash	$1.6	$(4.2)

     Cash flows provided by operating activities. Net cash flows provided by operating activities were $20.8 million in the first quarter of 2004, a $5.2 million increase from the first quarter of 2003. The increase was principally the result of a $2.7 million increase in income from continuing operations before consideration of non-cash charges for accounting changes, deferred taxes, depreciation and amortization, asset write-downs, provisions for bad debts, non-cash interest, gains and losses and minority interest in VIE’s, a $0.6 million higher net provision of cash resulting from changes in operating assets and liabilities and a $1.9 million use of cash from the operating activities of discontinued operations in 2003 that was non-recurring in 2004.

     Cash flows used in investing activities. Net cash flows used in investing activities were $4.7 million in the first quarter of 2004, a $2.4 million decrease from the first quarter of 2003. The decrease was principally due to lower capital expenditures. In the first quarter of 2004, capital expenditures were $5.9 million compared to $7.7 million in the first quarter of 2003. The decrease was further attributable to a $0.5 million increase in proceeds from the disposition of property and equipment in the first quarter of 2004 compared to 2003.

Cash flows used in financing activities. Net cash used in financing activities was $14.5 million in the first quarter of 2004. This was principally composed of $7.0 million of net repayments under our revolver; $5.4 million of principal payments on the term loans associated with our 2002 Credit Facility and a $4.4 million increase in restricted cash, partially offset by a net $2.3 million associated with other financing activities.

     Net cash used in financing activities was $12.7 million in the first quarter of 2003. This was principally composed of $12.4 million of principal payments on the term loans associated with our 2002 Credit Facility; $4.1 million decrease in bank overdrafts and $2.0 million of principal payments on other notes payable. This was partially offset by net borrowings of $5.0 million associated with the revolving portion of our 2002 Credit Facility and $0.8 million associated with other financing activities.

Liquidity and Capital Resources

     We have financed our business activities primarily with funds generated from operating activities, sale of our Seattle Coffee Company subsidiary and the issuance of debt under our 2002 Credit Facility.

     Based upon our current level of operations, anticipated growth, and assuming compliance with our 2002 Credit Facility, we believe that available cash provided from operating activities and available borrowings under our lines of credit ($39.9 million available as of April 18, 2004) will be adequate to meet our anticipated future requirements for working capital, including various contractual obligations, and for capital expenditures throughout 2004 and 2005.

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

     Due to the diminishing availability of fast-food sized chickens and other market forces, we are experiencing, and for the balance of 2004 we expect to experience, rising chicken costs. Presently, the SMS chicken pricing contracts are under review as we seek to minimize the effect of these rising chicken costs. We are also considering adjustments to our menus and pricing.

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

     During the first quarter of 2004, we invested $5.9 million in various capital projects, including $1.1 million in new and relocated QSRs, $1.1 million in our re-imaging program, $0.9 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $1.9 million for information technology systems, and $0.9 million to complete other projects.

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

     Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our 2002 Bank Credit Facility.

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

Seasonality

     Our Cinnabon bakeries have traditionally experienced their strongest operating results during the holiday shopping season between Thanksgiving Day and New Year’s Day. Any factors that cause reduced traffic at our Cinnabon bakeries during this period would adversely impact their ability to achieve historical operating results.

Forward-Looking Statements

     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are adverse effects of litigation or regulatory actions arising in connection with the restatement of our previously issued financial statements, the loss of franchisees and other business partners, failure or our franchisees, the loss of senior management and the inability to attract and retain additional qualified management personnel, a decline in the number of new units to be opened by franchisees, the inability to relist our securities with the Nasdaq National Market or another major securities market or exchange, our inability to address deficiencies and weaknesses in our internal controls, limitations on our business under our credit facility, our inability to enter into new franchise relationships, and a decline in our ability to franchise new units, increased cost of our principal food products, labor shortages, or increased labor costs, slowed expansion into new markets, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, the ability of our competitors to successfully manage their respective operations in the foodservice industry, unexpected and adverse fluctuations in quarterly results, increased government regulation, growth in our franchise system that exceeds our resources to serve that growth, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2003 Annual Report on Form 10-K/A and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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

     Due to the diminishing availability of fast-food sized chickens and other market forces, we are experiencing, and for the balance of 2004 we expect to experience, rising chicken costs. Presently, the SMS chicken pricing contracts are under review as we seek to minimize the effect of these rising chicken costs. We are also considering adjustments to our menus and pricing.

     Foreign Currency Exchange Risk. We are exposed to currency risk from the potential changes in foreign currency rates that directly impact our revenues and cash flows from our international franchise operations. For the first quarters of 2004 and 2003, foreign-sourced revenues represented 3.7% and 3.5% of total revenues, respectively. As of April 18, 2004, approximately $5.3 million of our accounts receivable were denominated in foreign currencies.

     Due to our international operations, we are exposed to risks from changes in international economic conditions and changes in foreign currency rates. On a limited basis, we have entered into foreign currency agreements with respect to the Korean Won to reduce our foreign currency risks associated with royalty streams from franchised operations in Korea.

     Interest Rate Risk. Our net exposure to interest rate risk consists of our borrowings under our 2002 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 18, 2004, the balances outstanding under our 2002 Credit Facility totaled $116.9 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2002 Credit Facility would be approximately $1.2 million.

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

     Our evaluation of AFC’s disclosure controls and procedures. We evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of April 18, 2004, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. This evaluation included a review of certain deficiencies in internal controls noted during the audit of our 2002 financial statements (and the re-audit of our 2001 and 2000 financial statements). In connection with those audits, our independent auditors, KPMG LLP (“KPMG”), assessed our internal controls and those of our subsidiaries and advised our Audit Committee that certain identified deficiencies constituted material control weaknesses (as defined by standards established by the Public Company Accounting Oversight Board). In their communications with our Audit Committee, KPMG stated that the more significant deficiencies were:

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

     Actions taken in response to our evaluation. As a result of the findings described above, during 2003 we began implementing the following actions to address the issues we identified in our evaluation of controls and procedures:

•	We sought to thoroughly understand the nature of the issues through discussions with KPMG and the independent counsel and forensic accountants engaged by our Audit Committee.

•	Our Audit Committee has exercised increased oversight over management’s assessment of internal controls and response to control weaknesses identified in the above assessments.

•	We hired outside consultants to assist our internal audit group in documenting our accounting and business processes and identifying areas that require control or process improvement.

•	We are establishing new internal control processes based on discussions with the Audit Committee’s independent counsel and forensic accountants, KPMG and other consultants we have engaged to help us in this regard and our own management team seeking to remedy the problems identified.

•	We initiated a search for a new CFO (and in the first quarter of 2004, we hired a new CFO).

•	We employed a new Vice President, Finance who has an extensive public accounting background, as a former audit partner of a Big-Four accounting firm, and broad SEC reporting experience.

•	We hired a Director of Internal Control whose primary responsibilities are to oversee the establishment of formalized policies and procedures throughout our organization and to document and assess our system of internal controls.

•	We established processes whereby the chief financial officers at each of our brands have responsibility for the accuracy of their brand’s financial statements and other accounting information associated with their brand’s operation.

•	We hired controllers for each of our brands who are responsible for the daily maintenance of each respective brand’s accounting system (such tasks were previously performed through a centralized corporate function).

•	We instituted more rigorous procedures for quarter-end analysis of balance sheet and income statement accounts, quarter-end reconciliations of subsidiary ledgers, and the correction of reconciling items in a timely manner. We are also enhancing our accounting documentation policies.

•	We began upgrading our IT systems throughout our organization including in-store systems, our general ledger packages, our fixed assets, accounts receivable, accounts payable, and payroll systems, and our corporate reporting packages. We are redesigning our internal reporting packages and standardizing our internal reporting tools, all with the purpose of improving the quality and flow of financial information within our organization.

•	We began instituting new procedures around our quarterly reporting processes whereby significant accounting issues are discussed and documented, reviewed with our external auditors and our Audit Committee, formally approved by our management, and given timely effect in our books and records.

•	We formed a Disclosure Committee and adopted a Disclosure Committee Manual to assist our CEO and CFO in certifying our public filings, and complying with all SEC rules and regulations.

•	We broadened the scope of our internal audit function and changed its reporting responsibility. It now reports directly to the Audit Committee and CEO.

•	We established a whistle-blower policy to accommodate confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters as required by Section 307 of the Sarbanes-Oxley Act of 2002.

     In the first quarter of 2004, we continued implementing the improvements described above, which we believe will further strengthen our controls and procedures.

     We believe that our disclosure controls, including our internal control over financial reporting, and procedures have improved due to the actions described above. We believe our controls and procedures will continue to improve as we complete these actions.

     Based in part upon the changes described above, our CEO and CFO believe that as of the end of the first quarter of 2004, our disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, except as described above, there has been no change in our internal control over financial reporting that occurred during the first quarter of 2004 identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of our legal matters, see Note 4 to our condensed consolidated financial statements at Part 1, Item 1 of this report on Form 10-Q. That note is hereby incorporated by reference into this Item 1.

Item 4. Submission of Matters to a Vote of Security Holders

     At our 2003 Annual Shareholders Meeting held on February 12, 2004, the shareholders elected the following nominees to the board of directors to serve a one-year term with votes cast as follows:

Frank J. Belatti	Dick R. Holbrook
FOR: 26,503,239	FOR: 26,568,339
WITHHELD: 623,069	WITHHELD: 557,969

Carolyn Hogan Byrd	Victor Arias, Jr.
FOR: 26,460,239	FOR: 26,569,339
WITHHELD: 666,069	WITHHELD: 556,969

R. William Ide, III	Kelvin J. Pennington
FOR: 26,460,239	FOR: 26,459,739
WITHHELD: 666,069	WITHHELD: 666,569

John M. Roth	Ronald P. Spogli
FOR: 26,568,839	FOR: 26,568,839
WITHHELD: 557,469	WITHHELD: 557,469

Peter Starrett
FOR: 26,569,339
WITHHELD: 556,969

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

     We furnished a Current Report on Form 8-K on March 30, 2004, to announce that we had filed our Annual Report on Form 10-K for 2003, that we would host a conference call on Tuesday, March 30, 2004 to review business results, and to provide certain supplemental information about our business units.

     We filed a Current Report on Form 8-K on April 23, 2004, to announce our intention to explore strategic alternatives with respect to our Cinnabon subsidiary, including a possible sale.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.
May 28, 2004	By:	Date:/s/ Frederick B. Beilstein
Frederick B. Beilstein
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)