Form 10-Q
period 2004-07-11
AFC ENTERPRISES INC
filed 2004-08-20
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 11, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_______________ to _______________

Commission file number 000-32369

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	58-2016606 (IRS Employer Identification No.)

Six Concourse Parkway, Suite 1700 Atlanta, Georgia (Address of principal executive offices)	30328-5352 (Zip code)

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

Yes     ✓       No

     As of August 6, 2004 there were 28,221,445 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

Part 1. Financial Information

Item 1. Financial Statements

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	07/11/04	07/13/03	07/11/04	07/13/03
Revenues:
Sales by company-operated restaurants	$77.1	$74.9	$183.4	$174.3
Franchise revenues	27.2	26.6	62.1	59.7
Other revenues	4.7	4.8	10.9	11.7

Total revenues	109.0	106.3	256.4	245.7

Expenses:
Restaurant employee, occupancy and other expenses	41.1	38.8	97.6	90.7
Restaurant food, beverages and packaging	23.7	21.6	55.5	50.9
General and administrative expenses	26.7	23.8	62.2	56.9
Depreciation and amortization	5.1	5.6	13.2	12.9
Other expenses	1.2	5.1	1.2	10.0

Total expenses	97.8	94.9	229.7	221.4

Operating profit	11.2	11.4	26.7	24.3
Interest expense, net	1.5	1.6	3.5	4.1

Income before income taxes, minority interest, discontinued operations and accounting change	9.7	9.8	23.2	20.2
Income tax expense	3.7	3.6	8.8	7.6
Minority interest	(0.1)	—	—	—

Income before discontinued operations and accounting change	6.1	6.2	14.4	12.6
Discontinued operations, net of income taxes	—	(0.3)	—	(0.6)
Cumulative effect of accounting changes, net of income taxes in 2003	—	—	(0.5)	(0.4)

Net income	$6.1	$5.9	$13.9	$11.6

Basic earnings (loss) per common share:
Income before discontinued operations and accounting change	$0.22	$0.22	$0.51	$0.46
Discontinued operations, net of income taxes	—	(0.01)	—	(0.02)
Cumulative effect of accounting changes, net of income taxes in 2003	—	—	(0.02)	(0.02)

Net income	$0.22	$0.21	$0.49	$0.42

Diluted earnings per common share:
Income before discontinued operations and accounting change	$0.21	$0.22	$0.50	$0.44
Discontinued operations, net of income taxes	—	(0.01)	—	(0.02)
Cumulative effect of accounting changes, net of income taxes in 2003	—	—	(0.02)	(0.01)

Net income	$0.21	$0.21	$0.48	$0.41

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	07/11/04	12/28/03
ASSETS
Current assets:
Cash and cash equivalents	$5.6	$3.8
Accounts and current notes receivable, net	20.5	23.3
Prepaid income taxes	9.6	20.6
Other current assets	24.3	16.5

Total current assets	60.0	64.2

Long-term assets:
Property and equipment, net	175.3	176.8
Goodwill	14.7	14.7
Trademarks and other intangible assets, net	84.2	84.3
Other long-term assets, net	14.3	15.5

Total long-term assets	288.5	291.3

Total assets	$348.5	$355.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42.0	$41.3
Accrued liabilities	18.6	16.7
Current debt maturities	10.8	12.1

Total current liabilities	71.4	70.1

Long-term liabilities:
Long-term debt	99.6	118.8
Deferred credits and other long-term liabilities	50.3	57.8

Total long-term liabilities	149.9	176.6

Commitments and contingencies
Minority Interest	—	—

Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 28,147,343 and 27,992,999 shares issued and outstanding at July 11, 2004 and December 28, 2003, respectively)	0.3	0.3
Capital in excess of par value	152.6	150.1
Notes receivable from officers, including accrued interest	(1.4)	(3.4)
Accumulated losses	(24.3)	(38.2)

Total shareholders’ equity	127.2	108.8

Total liabilities and shareholders’ equity	$348.5	$355.5

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	28 Weeks Ended
	07/11/04	07/13/03
Cash flows provided by (used in) operating activities:
Net income	$13.9	$11.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations	—	0.6
Depreciation and amortization	13.2	12.9
Impairment and other write-downs of non-current assets	1.1	3.8
Net gain on sale of assets	(1.5)	(1.0)
Cumulative effect of accounting changes, pre-tax	0.5	0.7
Deferred income taxes	(4.6)	(2.8)
Non-cash interest, net	0.4	0.3
Provision for credit losses	2.5	1.0
Minority interest	—	—
Change in operating assets and liabilities, exclusive of acquisitions and opening VIE balances:
Accounts receivable	(0.1)	3.6
Prepaid income taxes	11.0	6.7
Other operating assets	(1.4)	(5.0)
Accounts payable and other operating liabilities	1.5	0.2

Net cash provided by operating activities of continuing operations	36.5	32.6

Net cash (used in) operating activities of discontinued operations	—	(3.9)

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(11.2)	(12.5)
Capital expenditures of discontinued operations	—	(1.3)
Proceeds from dispositions of property and equipment	1.0	0.3
Acquisition of franchised units	(0.8)	—
Other, net	0.7	(0.1)

Net cash (used in) investing activities	(10.3)	(13.6)

Cash flows provided by (used in) financing activities:
Principal payments — 2002 Credit Facility (term loans)	(8.3)	(14.4)
Net repayments — 2002 Credit Facility (revolver)	(15.6)	(5.0)
Principal payments — other notes	—	(2.0)
Decrease in bank overdrafts, net	(0.2)	(2.2)
(Increase) decrease in restricted cash	(3.2)	2.2
Issuance of common stock, net	0.1	0.3
Proceeds from exercise of employee stock options	2.1	1.5
Other, net	0.7	(0.7)

Net cash (used in) financing activities	(24.4)	(20.3)

Net increase (decrease) in cash and cash equivalents	1.8	(5.2)
Cash and cash equivalents at beginning of year	3.8	9.6

Cash and cash equivalents at end of quarter	$5.6	$4.4

Cash and cash equivalents of continuing operations	$5.6	$3.5
Cash and cash equivalents of discontinued operations	$—	$0.9

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements

1. Description of Business

     AFC Enterprises, Inc. and its subsidiaries (“AFC” or “the Company”) develop, operate and franchise quick-service restaurants, bakeries and cafes (“QSRs” or “units”) in two distinct business segments: chicken and bakery. AFC’s chicken segment operates and franchises under the trade names Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s Chicken™ (“Church’s”). AFC’s bakery segment operates and franchises under the trade name Cinnabon® (“Cinnabon”) and currently franchises cafes under the trade name Seattle’s Best Coffee® (“SBC”).

     Discontinued Operations. As discussed in Note 7, on July 14, 2003, AFC sold Seattle Coffee Company (“Seattle Coffee”), a subsidiary which was the parent company for AFC’s SBC and Torrefazione Italia® Coffee brands. In the transaction, AFC retained a portion of SBC’s franchising operations. The retained SBC operations, which are included in the Company’s bakery segment, are contractually limited to Hawaii, certain international markets and certain U.S. military bases. In the accompanying financial statements, financial results relating to the divested operations are presented as a discontinued operation. Unless otherwise noted, discussions and amounts throughout these notes relate to AFC’s continuing operations.

2. Summary of Significant Accounting Policies

     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States for complete financial statements is not included. The consolidated balance sheet data as of December 28, 2003 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements have not been audited by independent registered public accountants, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year.

     Principles of Consolidation. The condensed consolidated financial statements include the accounts of AFC Enterprises, Inc., all its wholly-owned subsidiaries and certain variable interest entities that the Company is required to consolidate pursuant to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”). All significant intercompany balances and transactions are eliminated in consolidation.

     FIN 46R addresses the consolidation of those entities in which (i) the equity investment at risk does not provide its holders with the characteristics of a controlling financial interest or (ii) the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. For such entities, a controlling financial interest cannot be identified based upon voting equity interests. FIN 46R refers to such entities as “variable interest entities” (“VIEs”). FIN 46R requires consolidation of VIEs by its primary beneficiary.

     The Company adopted FIN 46R in the first quarter of 2004 and was required to consolidate three franchisees. In each of these relationships, the Company determined that the franchisee was a VIE for which the Company was the primary beneficiary. These franchisees have not been retroactively consolidated in 2003. For the twelve and the twenty-eight week periods ended July 11, 2004, amounts included in sales by company-operated restaurants associated with the operations of these franchisees were $4.0 million and $9.2 million, respectively. For the twelve and the twenty-eight week periods ended July 11, 2004, royalties and rents of $0.2 million and $0.5 million, respectively, were eliminated in consolidation. In conjunction with its adoption of FIN 46R, the Company recorded a cumulative effect adjustment that decreased net income in the first quarter of 2004 by $0.5 million, or $0.02 per diluted share.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

     The Company does not have a common equity interest in any of these three franchisees. In the accompanying financial statements, earnings and losses of these franchisees are allocated to the common equity holders as a component of minority interest. However, the Company does not allocate any losses to the common equity holders if doing such would reduce their common equity interests below zero.

     Property and equipment, with a net book value of $3.0 million at July 11, 2004, held by these franchisees is included in the condensed consolidated balance sheet. This property and equipment is pledged as collateral under obligations of the franchisees.

     The Company has other VIE relationships for which it is not the primary beneficiary. These relationships arose in connection with certain loan guarantees that are described in Note 13 to the Company’s consolidated financial statements for the fiscal year ended December 28, 2003, which are contained in the Company’s 2003 Annual Report on Form 10-K/A.

     Significant Accounting Policies. The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 28, 2003, which are contained in the Company’s 2003 Annual Report on Form 10-K/A.

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

3. Long-Term Debt and Other Borrowings

(in millions)	07/11/04	12/28/03

2002 Credit Facility:
Revolver	$18.1	$33.7
Tranche A term loan	31.8	37.8
Tranche B term loan	55.5	57.8
Capital lease obligations	1.4	1.5
Other notes ($3.5 at 07/11/04 related to VIEs)	3.6	0.1

	110.4	130.9
Less current portion	(10.8)	(12.1)

	$99.6	$118.8

     2002 Credit Facility. On May 23, 2002, the Company entered into a new bank credit facility (the “2002 Credit Facility”) with J.P. Morgan Chase, Credit Suisse First Boston and certain other lenders, which consists of a $75.0 million, five-year revolver, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan.

     The term loans and the revolver bear interest at LIBOR plus an applicable margin based on certain financial leverage ratios and the Company’s credit rating. The margins may fluctuate because of changes in these ratios. As of December 29, 2002, the margins were 2.0% for the revolver and the Tranche A term loan and 2.25% for the Tranche B term loan. On July 14, 2003, the start of the Company’s third quarter for 2003, these margins changed to 2.25% for the revolver and the Tranche A term loan and 2.50% for the Tranche B term loan due to an amendment to the 2002 Credit Facility. On August 22, 2003, these margins changed to 2.75% for the revolver and the Tranche A term loan and 3.00% for the Tranche B term loan due to another amendment to the 2002 Credit Facility and remained at those rates through July 11, 2004. The Company also pays a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the revolver.

     In addition to the scheduled installments associated with the Tranche A and Tranche B term loans, at the end of each year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. In addition, prepayments are due from the proceeds of certain qualifying sales, including the sale of the capital stock of a subsidiary of the Company. Amounts reflected in current maturities on long-term debt consider estimated prepayments associated with these provisions. Whenever any prepayment is made, subsequent installments are ratably reduced.

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

     Under the terms of the revolver, the Company may obtain short-term borrowings and letters of credit up to the amount of unused borrowings under the revolver. As of July 11, 2004, there were $18.1 million in outstanding borrowings under the revolver and $8.4 million of outstanding letters of credit, leaving amounts available for short-term borrowings and additional letters of credit of $48.5 million. The revolver is due in full without installments in May 2007.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

     Amendments to the 2002 Credit Facility. On March 31, 2003, May 30, 2003, July 14, 2003, August 22, 2003, October 30, 2003 and March 26, 2004, the Company amended its 2002 Credit Facility. The effects of these amendments are discussed in Note 10 to the Company’s consolidated financial statements for the fiscal year ended December 28, 2003, which are contained in the Company’s 2003 Annual Report on Form 10-K/A.

     Because the amendments were necessitated by certain delays in filing the Company’s annual reports for 2002 and 2003, and quarterly reports for 2003, a consequence of the restatement and re-audits of previously issued financial information, the related amendment fees are included as a component of the 2003 restatement costs discussed in Note 5.

     Without the amendments, the Company, at various times during 2003 and the first quarter of 2004, would have been in default of the 2002 Credit Facility and the entire outstanding amount of the term loans and the revolver would have been subject to acceleration by the facility’s lenders. If the Company is not able to continue to provide timely financial information to the lenders as required under the 2002 Credit Facility, there can be no assurance that such lenders will provide future relief through waivers or additional amendments. If the Company defaults on the terms and conditions of the 2002 Credit Facility and the facility’s lenders accelerate the debt, such developments will have a material adverse impact on the Company’s financial condition and its liquidity. As of July 11, 2004, the Company was in compliance with the financial and other covenants of the 2002 Credit Facility, as amended.

4. Shareholder Litigation

     The Company is involved in several matters relating to its announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002 and its announcement on April 22, 2003 indicating that it would also restate its financial statements for fiscal year 2000.

     On March 25, 2003, plaintiffs filed the first of eight securities class action lawsuits in the United States District Court for the Northern District of Georgia against AFC and several of its current and former directors and officers. By order dated May 21, 2003, the district court consolidated the eight lawsuits into one consolidated action. On January 26, 2004, the plaintiffs filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) on behalf of a putative class of persons who purchased or otherwise acquired AFC stock between March 2, 2001 and March 24, 2003. In the Consolidated Complaint, plaintiffs allege that the registration statement filed in connection with AFC’s March 2001 initial public offering (“IPO”) contained false and misleading statements in violation of Sections 11 and 15 of the Securities Act of 1933 (“1933 Act”). The defendants to the 1933 Act claims include AFC, certain of AFC’s current and former directors and officers, an institutional shareholder of AFC, and the underwriters of AFC’s IPO. Plaintiffs also allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“1934 Act”) and Rule 10b-5 promulgated thereunder. The plaintiffs’ 1934 Act allegations are pled against AFC, certain current and former directors and officers of AFC, and two institutional shareholders. The plaintiffs also allege violations of Section 20A of the 1934 Act against certain current and former directors and officers and two institutional shareholders based upon alleged stock sales. The Consolidated Complaint seeks certification as a class action, compensatory damages, pre-judgment and post-judgment interest, attorney’s fees and costs, an accounting of the proceeds of certain defendants’ alleged stock sales, disgorgement of bonuses and trading profits by AFC’s CEO and former CFO, injunctive relief, including the imposition of a constructive trust on certain defendants’ alleged insider trading proceeds, and other relief. On May 28, 2004, the defendants moved to dismiss the Consolidated Complaint. The motion is pending before the Court.

     On June 5, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in the United States District Court for the Northern District of Georgia against certain current and former members of the Company’s board of directors and the Company’s largest shareholder. On July 24,

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

2003, a different shareholder filed a substantially identical lawsuit in the same court against the same defendants. By order dated September 23, 2003, the District Court consolidated the two lawsuits into one consolidated action. On November 24, 2003, the plaintiffs filed a consolidated amended complaint that added as defendants three additional current or former officers of AFC and two other large shareholders of AFC. The consolidated complaint alleges, among other things, that the director defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, disgorgement or forfeiture of certain bonuses and options earned by certain defendants, disgorgement of profits earned through alleged insider selling by certain defendants, recovery of attorneys’ fees and costs, and other relief. On February 23, 2004, the defendants moved to dismiss the consolidated complaint. On August 12, 2004, the Court dismissed three of AFC’s current or former officers and the two AFC shareholders from the suit without prejudice to the plaintiff’s right to replead the claims against these defendants. The Court denied the motion to dismiss as it related to the other defendants.

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

     On May 15, 2003, a plaintiff filed a securities class action lawsuit in Fulton County Superior Court, State of Georgia, against AFC and certain current and former members of the Company’s board of directors on behalf of a class of purchasers of the Company’s common stock “in or traceable to” AFC’s December 2001 $185.0 million public offering of common stock. The lawsuit asserts claims under Sections 11 and 15 of the 1933 Act. The complaint alleges that the registration statement filed in connection with the offering was false or misleading because it included financial statements issued by the Company that were materially in error. The complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and other relief. The plaintiff claims that as a result of AFC’s announcement that it was restating its financial statements for fiscal year 2001 (and at the time of the complaint, were examining restating its financial statements for fiscal year 2000), AFC will be absolutely liable under the 1933 Act for all recoverable damages sustained by the putative class. On July 20, 2003, the defendants removed the action to the United States District Court for the Northern District of Georgia. The plaintiff filed a motion to remand the case to state court. The defendants opposed the motion to remand. On November 25, 2003, the federal district court entered an order remanding the case to state court but staying the order to allow the defendants to appeal the decision. The appeal is pending before the United States Court of Appeals for the Eleventh Circuit.

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

     AFC maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. The Company has given notice to its D&O insurers of the claims described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of AFC’s restatement of its financial statements. There is risk that the D&O insurers will rescind the policies; such policies will not cover some or all of the claims; or, even if covered, AFC’s ultimate liability will exceed the available insurance.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

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

5. Other Expenses

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/11/04	07/13/03	07/11/04	07/13/03

Impairment and other write-downs of non-current assets	$1.0	$0.5	$1.1	$3.8
Restatement costs	—	4.6	—	6.2
Shareholder litigation and other	0.4	—	0.8	—
Unit closures	0.9	0.1	0.6	0.1
Net (gain) on sale of assets	(1.2)	(0.3)	(1.5)	(1.0)
Wholesale costs	0.1	0.2	0.2	0.9

	$1.2	$5.1	$1.2	$10.0

     Of the $3.8 million of impairment charges recognized in the twenty-eight weeks ended July 13, 2003, $2.0 million relates to a new restaurant concept that was abandoned in the Company’s first fiscal quarter of 2003. The concept was associated with the Company’s chicken segment.

     During 2003, the Company incurred costs associated with the re-audit and restatement of its 2001 and 2000 financial statements. Included therein are fees for outside auditors, fees for accountants engaged to assist in the restatement, attorney fees, credit facility amendment fees and various ancillary costs.

     As a consequence of the restatement, the Company also incurred costs associated with an independent investigation commissioned by the Company’s Audit Committee, attorney fees associated with certain shareholder litigation and certain other related costs. The Company began incurring these costs in the third quarter of 2003. The shareholder litigation and certain other related costs are ongoing into 2004. A discussion of the shareholder litigation can be found in Note 4 to these condensed consolidated financial statements.

6. Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/11/04	07/13/03	07/11/04	07/13/03

Interest on debt, net of capitalized amounts	$1.3	$1.7	$3.0	$4.2
Amortization of debt issuance costs	0.2	0.2	0.5	0.5
Other debt related charges	0.3	0.2	0.7	0.5
Interest income	(0.3)	(0.5)	(0.7)	(1.1)

	$1.5	$1.6	$3.5	$4.1

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

7. Discontinued Operations — Seattle Coffee

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

     For the twelve and the twenty-eight week periods ended July 13, 2003, total revenues and net losses from discontinued operations were as follows:

	12 Weeks Ended	28 Weeks Ended
(in millions)	07/13/03	07/13/03

Total revenues	$20.9	$49.5

Net loss from discontinued operations:
Loss from discontinued operations	$(0.4)	$(0.8)
Income tax benefit	0.1	0.2

	$(0.3)	$(0.6)

8. Stock-Based Employee Compensation

     The Company accounts for stock options issued to employees under the intrinsic value method. Had the Company’s stock option plans been accounted for under the fair value method, the Company’s net income would have been reduced to the following pro forma amounts:

	12 Weeks Ended		28 Weeks Ended
(in millions, except per share amounts)	07/11/04	07/13/03	07/11/04	07/13/03

Net income as reported	$6.1	$5.9	$13.9	$11.6
Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(0.6)	(0.6)	(1.2)	(1.3)

Pro forma net income	$5.5	$5.3	$12.7	$10.3

Basic earnings per share:
As reported	$0.22	$0.21	$0.49	$0.42
Pro forma	0.19	0.19	0.45	0.37
Diluted earnings per share:
As reported	$0.21	$0.21	$0.48	$0.41
Pro forma	0.19	0.19	0.44	0.36

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

9. Components of Earnings Per Share Computation

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/11/04	07/13/03	07/11/04	07/13/03

Numerators for earning per share computations:
Income before discontinued operations and accounting changes	$6.1	$6.2	$14.4	$12.6
Discontinued operations	—	(0.3)	—	(0.6)
Cumulative effect of accounting changes	—	—	(0.5)	(0.4)

Net income	$6.1	$5.9	$13.9	$11.6

Denominator for basic earnings per share — weighted average shares	28.1	27.7	28.1	27.6
Dilutive employee stock options	1.0	1.0	1.0	1.0

Denominator for diluted earnings per share	29.1	28.7	29.1	28.6

10. Exploration of Strategic Alternatives — Cinnabon and Church’s

     During the second quarter of 2004, the Company began exploring strategic alternatives with respect to its Cinnabon brand (which includes the operations of SBC) and its Church’s brand, including possible sales. Presently, the Company is not able to predict the outcome of these efforts. For accounting purposes, these developments have not given rise to an alteration of the character of these assets from “held for use” to “held for sale.”

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

11. Segment Information (Continuing Operations)

     The Company has two business segments: chicken and bakery. The Company’s chicken segment includes the operations of Popeyes and Church’s. The Company’s bakery segment includes the operations of Cinnabon and SBC. Inter-segment revenue is eliminated through corporate revenue. The corporate revenues include rental income from leasing and sub-leasing agreements with third parties.

(in millions)	Chicken	Bakery	Corporate	Total

Second Quarter 2004
Total revenues	$98.9	$9.8	$0.3	$109.0
Operating profit (loss)	19.8	(1.7)	(6.9)	11.2
Depreciation and amortization	4.0	0.7	0.4	5.1
Capital expenditures	3.2	0.1	2.0	5.3

Second Quarter 2003
Total revenues	$95.8	$10.3	$0.2	$106.3
Operating profit (loss)	24.1	(1.0)	(11.7)	11.4
Depreciation and amortization	3.9	0.7	1.0	5.6
Capital expenditures	3.2	0.1	2.1	5.4

First Twenty Eight Weeks of 2004
Total revenues	$232.6	$23.3	$0.5	$256.4
Operating profit (loss)	47.1	(3.9)	(16.5)	26.7
Depreciation and amortization	10.0	1.7	1.5	13.2
Capital expenditures	7.1	0.2	3.9	11.2

First Twenty Eight Weeks of 2003
Total revenues	$220.7	$24.4	$0.6	$245.7
Operating profit (loss)	51.3	(2.4)	(24.6)	24.3
Depreciation and amortization	9.0	1.3	2.6	12.9
Capital expenditures	6.3	0.9	5.3	12.5

As of July 11, 2004
Goodwill	$10.6	$4.1	$—	$14.7
Total assets	259.8	37.5	51.2	348.5

As of December 28, 2003
Goodwill	$10.6	$4.1	$—	$14.7
Total assets	252.6	40.5	62.4	355.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Nature of Business

     AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates and franchises quick-service restaurants, bakeries and cafes (“QSRs” or “units”) in two distinct business segments: chicken and bakery. Our chicken segment operates and franchises under the trade names Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s Chicken™ (“Church’s”); and our bakery segment operates and franchises under the trade name Cinnabon® (“Cinnabon”) and currently franchises cafes under the trade name Seattle’s Best Coffee® (“SBC”). Our SBC operations are contractually limited to Hawaii, certain international markets and certain U.S. military bases.

     Prior to the July 14, 2003 sale of our Seattle Coffee subsidiary, we also operated a coffee business segment. Seattle Coffee operated and franchised under the names Seattle’s Best Coffee® (“SBC”) and Torrefazione Italia Coffee®. In the sale of Seattle Coffee, we retained a portion of SBC’s franchising operations. The divested operations are presented as discontinued operations and previously reported financial information has been restated to present the divested operations in a manner consistent with our current year’s presentation. Unless otherwise noted, discussions and amounts throughout this Quarterly Report on Form 10-Q relate to our continuing operations.

     We adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”), in the first quarter of 2004 and were required to consolidate three franchisees. In each of these relationships, we determined that the franchisee was a variable interest entity (“VIE”) for which we were the primary beneficiary. These franchisees have not been retroactively consolidated in 2003.

     As of July 11, 2004, we operated and franchised 4,087 QSRs in 46 states, the District of Columbia, Puerto Rico and 38 foreign countries. That total, by brand, was as follows:

	Domestic		International
	Company -		Company -
	Operated	Franchised	Operated	Franchised	Total

Popeyes	70	1,386	—	353	1,809
Church’s	281	956	—	299	1,536
Cinnabon	87	322	—	183	592
SBC	—	17	—	133	150

Total	438	2,681	—	968	4,087

     During the second quarter of 2004, we began exploring strategic alternatives with respect to our Cinnabon brand (which includes the operations of SBC) and our Church’s brand, including possible sales. Presently, we are not able to predict the outcome of these efforts. For accounting purposes, these developments have not given rise to an alteration of the character of these assets from “held for use” to “held for sale.”

Management Overview

     This management overview provides a summary of our operating results and key business drivers.

Second Quarters of 2004 and 2003

	Twelve Weeks Ended
(Dollars in millions)	7/11/04	7/13/03	Increase (Decrease)	As a Percent

Total revenues	$109.0	$106.3	$2.7	2.5%
Operating profit	11.2	11.4	(0.2)	(1.8)%
Net income	6.1	5.9	0.2	3.4%

     During the second quarter of 2004, total revenues increased $2.7 million, as compared to the second quarter of 2003, due to a $4.0 million increase in sales by company-operated restaurants relating to the consolidation of certain VIE relationships upon our adoption of FIN 46R in 2004; $1.6 million due to a net increase in same-store sales at company-operated restaurants and bakeries; and $0.6 million due to an increase in franchise revenues; partially offset by a $1.9 million decrease in sales from company-operated restaurants due to the closing of 15 underperforming Popeyes restaurants in the third and fourth quarters of 2003.

     During the second quarter of 2004, system-wide, domestic same-store sales decreased 0.6% at Popeyes and increased 4.2% at Church’s and 0.7% at Cinnabon, as compared to the second quarter of 2003.

     During the second quarter of 2004, operating profits were adversely impacted by deteriorating restaurant operating margins of $2.2 million (primarily a function of rising chicken costs, a trend impacting our industry, and higher labor costs at Church’s), a $2.9 million increase in general and administrative expenses, a $0.5 million increase in impairment charges, partially offset by a $4.6 million decline in restatement costs ($4.6 million in 2003 and zero in 2004) and $0.9 million of higher net gains on asset sales.

Twenty-Eight Weeks Ended July 11, 2004 and July 13, 2003

	Twenty-Eight Weeks Ended
			Increase	As a
(Dollars in millions)	7/11/04	7/13/03	(Decrease)	Percent

Total revenues	$256.4	$245.7	$10.7	4.4%
Operating profit	26.7	24.3	2.4	9.9%
Net income	13.9	11.6	2.3	19.8%

     During the twenty-eight weeks ended July 11, 2004, total revenues increased $10.7 million, as compared to the comparable period of 2003. This increase was due to a $9.2 million increase in sales by company-operated restaurants relating to the consolidation of certain VIE relationships in 2004; a $5.8 million increase due to a net increase in same-store sales at company-operated restaurants and bakeries; and a $2.4 million increase in franchise revenues; partially offset by a $4.5 million decrease in sales due to the closing of 15 underperforming Popeyes company-operated restaurants in the third and fourth quarters of 2003.

     During the twenty-eight weeks ended July 11, 2004, system-wide, domestic same-store sales increased 0.4% at Popeyes, 5.3% at Church’s and 2.8% at Cinnabon as compared to the comparable period of 2003.

     During the twenty-eight weeks ended July 11, 2004, operating profits increased $2.4 million from the comparable period in 2003. This improvement was principally due to a $6.2 million decline in restatement costs ($6.2 million in 2003 and zero in 2004); and a $2.7 million decrease in impairment charges; partially offset by deteriorating restaurant operating margins of $2.4 million (primarily a function of rising chicken costs, a trend impacting our industry, and higher labor costs at Church’s); and a $5.3 million increase in general and administrative expenses.

Consolidated Results of Operations

     In reviewing our operating results, we believe the following table can be helpful to readers. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	12 Weeks Ended		28 Weeks Ended
	7/11/04	7/13/03	7/11/04	7/13/03

Revenues:
Sales by company-operated restaurants	71%	70%	72%	71%
Franchise revenues	25%	25%	24%	24%
Other revenues	4%	5%	4%	5%

Total revenues	100%	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (1)	53%	52%	53%	52%
Restaurant food, beverages and packaging (1)	31%	29%	30%	29%
General and administrative expenses	24%	22%	24%	23%
Depreciation and amortization	5%	5%	5%	5%
Other expenses	1%	5%	—	4%

Total expenses	90%	89%	90%	90%

Operating profit	10%	11%	10%	10%
Interest expense, net	1%	2%	1%	2%

Income before income taxes, minority interest, discontinued operations and accounting change	9%	9%	9%	8%
Income tax expense	3%	3%	3%	3%
Minority interest	—	—	—	—

Income before discontinued operations and accounting change	6%	6%	6%	5%
Discontinued operations, net of income taxes	—	(1)%	—	—
Cumulative effect of an accounting change, net of income taxes	—	—	(1)%	—

Net income	6%	5%	5%	5%

(1)	Expressed as a percentage of sales by company-operated restaurants.

Comparisons of the Second Quarters for 2004 and 2003

Sales by Company-Operated Restaurants

			Increase
(Dollars in millions)	2004	2003	(Decrease)	As a Percent

Chicken	$70.9	$68.4	$2.5	3.7%
Bakery	6.2	6.5	(0.3)	(4.6)

Total	$77.1	$74.9	$2.2	2.9%

     Chicken. Of the $2.5 million increase in sales by company-operated restaurants, approximately $4.0 million was due to the consolidation of certain VIE relationships upon our adoption of FIN 46R in 2004. Approximately $1.7 million of the increase was attributable to a net increase in same-store sales for the second quarter of 2004 compared to the second quarter of 2003 (a 3.9% increase in same-store sales at Church’s company-operated restaurants and a 1.1% decrease in same-store sales at Popeyes company-operated restaurants). The overall increase was partially offset by a $1.9 million decrease in sales due to the closing of 15 underperforming Popeyes company-operated restaurants in the third and fourth quarters of 2003. The remaining decrease resulted primarily from the timing of restaurant openings and closings in 2003 and 2004.

     Bakery. The $0.3 million decrease in sales by company-operated bakeries was partially due to a decrease of $0.1 million in sales due to a 1.8% decrease in same-store sales at Cinnabon company-operated bakeries in the second quarter of 2004 compared to the second quarter of 2003. The remaining decrease of $0.2 million resulted from the timing of bakery closings in 2003 and 2004.

Franchise Revenues

			Increase
(Dollars in millions)	2004	2003	(Decrease)	As a Percent

Chicken	$24.6	$23.9	$0.7	2.9%
Bakery	2.6	2.7	(0.1)	(3.7)

Total	$27.2	$26.6	$0.6	2.3%

     Within each of our business segments, “franchise revenues” has three basic components: (i) ongoing royalty fees that are determined based on a percentage of franchisee sales; (ii) franchise fees associated with new unit openings; and (iii) development fees associated with the opening of new franchised units in a given market. Royalty revenues are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues in our chicken segment and more than 85% of franchise revenues in our bakery segment.

     Chicken. Of the $0.7 million increase in franchise revenues, approximately $0.6 million was due to an increase in royalties resulting from an increase in the number of franchised units. The balance of the increase was attributable to an increase in same-store sales for the second quarter of 2004 compared to the second quarter of 2003.

     Bakery. The $0.1 million decrease in franchise revenues was primarily due to the closure of franchised bakeries in the latter half of 2003 and the first two quarters of 2004.

Other Revenues

			Increase
(Dollars in millions)	2004	2003	(Decrease)	As a Percent

Rental income	$4.3	$4.6	$(0.3)	(6.5)%
Wholesale revenues	0.3	0.2	0.1	50.0
Other	0.1	—	0.1	N/A

Total	$4.7	$4.8	$(0.1)	(2.1)%

     The $0.3 million decrease in rental income was mainly due to closures of franchised units, which were under lease arrangements with Cinnabon and Church’s. Wholesale revenues in the second quarter of 2004 were slightly higher than the same period in 2003 primarily due to the addition of our licensing arrangement to sell coffee to our SBC franchisees.

Restaurant Employee, Occupancy and Other Expenses

     Restaurant employee, occupancy and other costs were $41.1 million in the second quarter of 2004, a $2.3 million increase from the second quarter of 2003. This increase is attributable to $2.6 million of costs resulting from the consolidation of certain VIE relationships in 2004 and $1.4 million of higher labor costs at Church’s. These increases were partially offset by a $1.4 million decrease in expenses due to the closing of 15 Popeyes company-operated restaurants in the third and fourth quarters of 2003. Restaurant employee, occupancy and other expenses were approximately 53% and 52%, respectively, of sales from company-operated restaurants in the second quarters of 2004 and 2003.

Restaurant Food, Beverages and Packaging

     Restaurant food, beverages and packaging costs were $23.7 million in the second quarter of 2004, a $2.1 million increase from the second quarter of 2003. This increase is attributable to $1.2 million of costs resulting from the consolidation of certain VIE relationships in 2004 and approximately $1.2 million attributable to increasing chicken costs. The overall increase was partially offset by a $0.6 million decrease in expenses due to the closing of 15 Popeyes company-operated restaurants in the third and fourth quarters of 2003. Restaurant food, beverages and packaging costs were approximately 31% and 29%, respectively, of sales from company-operated restaurants in the second quarters of 2004 and 2003. The increase in these costs as a percentage of our restaurant sales was principally due to the rising chicken costs which our industry is experiencing.

General and Administrative Expenses

     General and administrative expenses were $26.7 million in the second quarter of 2004, a $2.9 million increase from the second quarter of 2003. The increase includes a $1.4 million increase in our chicken segment mainly due to higher bonuses, bad debts and professional fees. In addition, Cinnabon had a $0.9 million increase in general and administrative expenses due to increased bad debt expense and legal costs, relating to the settlement of certain disputes with two franchisees. The increase also includes a $0.6 million increase in corporate expenses for higher insurance costs, bonuses and information technology expenses in the second quarter of 2004 compared to the same period in 2003. On a consolidated basis, general and administrative expenses were approximately 24% and 22%, respectively, of total revenues in the second quarters of 2004 and 2003.

Depreciation and Amortization

     Depreciation and amortization was $5.1 million in the second quarter of 2004, a $0.5 million decrease from the second quarter of 2003. Part of the decrease was due to the closing of 15 underperforming Popeyes restaurants in the third and fourth quarters of 2003. The remaining decrease was due to corporate asset write-offs in the latter half of 2003. Depreciation and amortization was approximately 5% of total revenues in the second quarters of 2004 and 2003.

Other Expenses

     Other expenses were $1.2 million in the second quarter of 2004, a $3.9 million decrease from the second quarter of 2003. The decrease was primarily due to a $4.6 million decrease in restatement costs ($4.6 million in 2003 and zero in 2004) and $0.9 million increase in gains from assets sales, partially offset by a $0.5 million increase in asset write-offs from impairments, a $0.8 million increase in costs related to unit closures and $0.4 million of shareholder litigation costs in 2004.

Operating Profit (Loss)

			Increase
(Dollars in millions)	2004	2003	(Decrease)	As a Percent

Chicken	$19.8	$24.1	$(4.3)	(17.8)%
Bakery	(1.7)	(1.0)	(0.7)	(70.0)
Corporate	(6.9)	(11.7)	4.8	41.0

Total	$11.2	$11.4	$(0.2)	(1.8)%

     On a consolidated basis, operating profit was $11.2 million in the second quarter of 2004, a $0.2 million decrease from the second quarter of 2003. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

     The $4.3 million decrease in operating profit associated with our chicken segment was principally due to a decrease in company-operated restaurant profit margins. The decrease in restaurant profit margins was mainly due to increasing chicken costs throughout our industry and higher labor costs at Church’s.

     The $0.7 million decrease in operating profit associated with our bakery segment was principally due to higher bad debt and legal expenses and lower sales due to the closure of franchised bakeries.

     The $4.8 million increase in operating profit associated with our corporate operations was principally due to a $4.2 million decrease in restatement related expenses and $0.6 million of lower depreciation expense.

Interest Expense, Net

     Interest expense, net was $1.5 million in the second quarter of 2004, a $0.1 million decrease from the second quarter of 2003. The decrease was principally due to lower debt balances in 2004.

Income Taxes

     Our effective tax rate in the second quarter of 2004 was 38.1% compared to an effective tax rate of 36.7% in the second quarter of 2003. The increase in our effective tax rate was primarily impacted by changes in our state income taxes.

Minority Interest

     Minority interest in the second quarter of 2004 was $0.1 million compared to zero in the second quarter of 2003. The minority interest resulted from our adoption of FIN 46R in 2004 and the resulting consolidation of three franchisee relationships.

Discontinued Operations, Net of Income Taxes

     In the second quarter of 2003, we recognized a net loss of $0.3 million relating to Seattle Coffee.

Comparisons for the Twenty-Eight Weeks Ended July 11, 2004 and July 13, 2003

Sales by Company-Operated Restaurants

			Increase
(Dollars in millions)	2004	2003	(Decrease)	As a Percent

Chicken	$168.5	$158.9	$9.6	6.0%
Bakery	14.9	15.4	(0.5)	(3.2)

Total	$183.4	$174.3	$9.1	5.2%

     Chicken. Of the $9.6 million increase in sales by company-operated restaurants, approximately $9.2 million was due to the consolidation of certain VIE relationships upon our adoption of FIN 46R in 2004. Approximately $5.6 million of the increase was attributable to a net increase in same-store sales for the twenty-eight week period ended July 11, 2004 compared to the twenty-eight week period ended July 13, 2003 (a 5.2% increase in same-store sales at Church’s company-operated restaurants and a 0.4% decline in same-store sales at Popeyes company-operated restaurants). These increases were partially offset by a $4.5 million decrease in sales due to the closing of 15 underperforming Popeyes company-operated restaurants in the third and fourth quarters of 2003. The remaining decrease resulted primarily from the timing of restaurant openings and closings in 2003 and 2004.

     Bakery. The $0.5 million decrease in sales by company-operated bakeries was mainly due to the closure of 11 bakeries in the latter half of 2003 and first two quarters of 2004. The decrease was partially offset by approximately $0.2 million attributable to a 1.4% increase in same-store sales for the twenty-eight week period ended July 11, 2004 compared to the twenty-eight week period ended July 13, 2003.

Franchise Revenues

			Increase
(Dollars in millions)	2004	2003	(Decrease)	As a Percent

Chicken	$56.3	$53.7	$2.6	4.8%
Bakery	5.8	6.0	(0.2)	(3.3)

Total	$62.1	$59.7	$2.4	4.0%

     Within each of our business segments, “franchise revenues” has three basic components: (i) ongoing royalty fees that are determined based on a percentage of franchisee sales; (ii) franchise fees associated with new unit openings; and (iii) development fees associated with the opening of new franchised units in a given market. Royalty revenues are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues in our chicken segment and more than 70% of franchise revenues in our bakery segment.

     Chicken. Of the $2.6 million increase in franchise revenues, approximately $2.2 million was due to an increase in royalties resulting from an increase in the number of franchised units and an approximately $0.6 million increase attributable to an increase in same-store sales for the twenty-eight weeks ended July 11, 2004 compared to the twenty-eight weeks ended July 13, 2003. The overall increase was partially offset by a $0.2 million decrease in franchise fees due to fewer unit openings in the twenty-eight weeks ended July 11, 2004 compared to the twenty-eight weeks ended July 13, 2003.

     Bakery. The $0.2 million decrease in franchise revenues was mainly due the closure of franchised bakeries in the latter half of 2003 and the first two quarters of 2004.

Other Revenues

			Increase
(Dollars in millions)	2004	2003	(Decrease)	As a Percent

Rental income	$10.0	$10.8	$(0.8)	(7.4)%
Wholesale revenues	0.6	0.9	(0.3)	(33.3)
Other	0.3	—	0.3	N/A

Total	$10.9	$11.7	$(0.8)	(6.8)%

     The $0.8 million decrease in rental income was primarily due to the closure of franchised units that were under lease arrangements with Cinnabon and Church’s. The $0.3 million decrease in wholesale revenues was due to our discontinuance of a wholesale arrangement in our bakery segment in the early part of 2003. The $0.3 million increase in other was primarily due to Cinnabon’s license arrangements entered into in 2003 with other food manufacturers.

Restaurant Employee, Occupancy and Other Expenses

     Restaurant employee, occupancy and other costs were $97.6 million in the twenty-eight week period ended July 11, 2004, a $6.9 million increase from the comparable period in 2003. This increase was attributable to $5.7 million in expense added from the consolidation of certain VIE relationships upon our adoption of FIN 46R in 2004 and $3.7 million of higher labor costs at Church’s. These increases were partially offset by a $3.4 million decrease in expenses due to the closing of 15 Popeyes company-operated restaurants in the third and fourth quarters of 2003. Restaurant employee, occupancy and other expenses were approximately 53% and 52%, respectively, of sales from company-operated restaurants in the first twenty-eight weeks of 2004 and 2003.

Restaurant Food, Beverage and Packaging

     Restaurant food, beverage and packaging costs were $55.5 million in the twenty-eight week period ended July 11, 2004, a $4.6 million increase from the comparable period in 2003. This increase was attributable to $2.7 million in expense added from the consolidation of certain VIE relationships upon our adoption of FIN 46R in 2004 and approximately $1.8 million attributable to increasing chicken costs. These increases were partially offset by a $1.5 million decrease in costs related to the closing of 15 Popeyes company-operated units, which were closed in the third and fourth quarters of 2003. Restaurant food, beverage and packaging costs were approximately 30% and 29%, respectively, of sales from company-operated restaurants in the first twenty-eight weeks of 2004 and 2003. The increase in these costs as a percentage of our restaurant sales was principally due to rising chicken costs.

General and Administrative Expenses

     General and administrative expenses were $62.2 million in the twenty-eight week period ended July 11, 2004, a $5.3 million increase from the comparable period in 2003. The increase was primarily due to an increase of approximately $3.3 million and $1.6 million, respectively, in our chicken and bakery segments. The increase in our chicken segment’s expenses was mainly due to higher bonuses, bad debts, professional fees and business conference expenses in the twenty-eight weeks ended July 11, 2004 compared to the same period in 2003. The increase in our bakery segment’s expenses was mainly due to higher bad debt, and legal expenses in the twenty-eight weeks ended July 11, 2004 compared to the same period in 2003, relating to the settlement of certain disputes with two franchisees. On a consolidated basis, general and administrative expenses were approximately 24% and 23%, respectively, of total revenues in the first twenty-eight weeks of 2004 and 2003.

Depreciation and Amortization

     Depreciation and amortization was $13.2 million in the twenty-eight week period ended July 11, 2004, a $0.3 million increase from the comparable period in 2003. The increase was mainly due to capital additions made in the latter half of 2003 and first two quarters in 2004. Depreciation and amortization was approximately 5% of total revenues in the first twenty-eight weeks of both 2004 and 2003.

Other Expenses

     Other expenses were $1.2 million in the twenty-eight week period ended July 11, 2004, an $8.8 million decrease from the comparable period in 2003. The decrease was primarily due to a $6.2 million decline in restatement costs ($6.2 million in 2003 and zero in 2004); a $2.7 million decrease in asset impairments; a $0.5 million increase in gains from assets sales; and a $0.7 million decrease in wholesale costs; partially offset by $0.8 million of shareholder litigation costs in 2004 and a $0.5 million increase in costs related to unit closures.

Operating Profit (Loss)

			Increase
(Dollars in millions)	2004	2003	(Decrease)	As a Percent

Chicken	$47.1	$51.3	$(4.2)	(8.2)%
Bakery	(3.9)	(2.4)	(1.5)	(62.5)
Corporate	(16.5)	(24.6)	8.1	32.9

	$26.7	$24.3	$2.4	9.9%

     On a consolidated basis, operating profit was $26.7 million in the twenty-eight weeks ended July 11, 2004, a $2.4 million increase from the comparable period in 2003. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

     The $4.2 million decrease in operating profit associated with our chicken segment was principally due to a decrease in company-operated restaurant profit margins. The decrease in restaurant profit margins was mainly due to increasing chicken costs and higher labor costs at Church's.

     The $1.5 million decrease in operating profit associated with our bakery segment was principally due to higher bad debt and legal expenses and lower sales due to the closure of franchised bakeries.

     The $8.1 million increase in operating profit associated with our corporate operations was principally due to a $6.2 million decrease of restatement related expenses and $1.1 million of lower depreciation expense.

Interest Expense, Net

     Interest expense was $3.5 million in the twenty-eight week period ended July 11, 2004, a $0.6 million decrease from the comparable period in 2003. The decrease was principally related to lower debt balances and lower interest rates.

Income Taxes

     Our effective tax rate in the twenty-eight week period ended July 11, 2004 was 37.9%, compared to an effective tax rate of 37.6% in the comparable period in 2003.

Minority Interest

     Minority interest in the twenty-eight weeks ended July 11, 2004 was less than $0.1 million compared to zero in the comparable period in 2003. The minority interest resulted from our adoption of FIN 46R in 2004 and the resulting consolidation of three franchisee relationships.

Discontinued Operations, Net of Income Taxes

     In the twenty-eight week period ended July 13, 2003, we recognized a net loss of $0.6 million relating to Seattle Coffee.

Cumulative Effect of Accounting Changes, Net of Income Taxes

     In the first quarter of 2004 we adopted FIN 46R and were required to consolidate three franchisee relationships. In conjunction with our adoption of FIN 46R, we recorded a cumulative effect adjustment that decreased net income by $0.5 million in the twenty-eight weeks ended July 11, 2004.

     In the first quarter of 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. As a result of obligations under certain leases that are within the scope of SFAS 143, we recorded a cumulative effect adjustment of $0.7 million ($0.4 million after tax) in the twenty-eight weeks ended July 13, 2003.

Consolidated Cash Flows: Comparison of the First Twenty-Eight Weeks of 2004 and 2003

(in millions)	2004	2003

Cash flows provided by operating activities	$36.5	$28.7
Cash flows used in investing activities	(10.3)	(13.6)
Cash flows used in financing activities	(24.4)	(20.3)

Net increase (decrease) in cash	$1.8	$(5.2)

     Cash flows provided by operating activities. Net cash flows provided by operating activities were $36.5 million in the twenty-eight weeks ended July 11, 2004, a $7.8 million increase from the comparable period in 2003. The increase was principally the result of (i) a $5.5 million higher net provision of cash resulting from changes in operating assets and liabilities; and (ii) a $3.9 million use of cash from the operating activities of discontinued operations in 2003 that was non-recurring in 2004; (iii) partially offset by a $1.6 million decrease in income from continuing operations before consideration of non-cash charges for accounting changes, depreciation and amortization, asset write-downs, provisions for bad debts, deferred taxes, non-cash interest, gains and losses and minority interest in VIEs.

     Cash flows used in investing activities. Net cash flows used in investing activities were $10.3 million in the twenty-eight weeks ended July 11, 2004, a $3.3 million decrease from the comparable period in 2003. The decrease was principally due to lower capital expenditures and an increase in proceeds from asset sales. In the twenty-eight weeks ended July 11, 2004, capital expenditures were $11.2 million compared to $13.8 million in the same period in 2003.

     Cash flows used in financing activities. Net cash flows used in financing activities was $24.4 million in the twenty-eight weeks ended July 11, 2004. This was principally composed of $15.6 million of net repayments under our revolver; $8.3 million of principal payments on the term loans associated with our 2002 Credit Facility and a $3.2 million use of restricted cash, partially offset by a net $2.7 million provision of cash associated with other financing activities.

     Net cash flows used in financing activities was $20.3 million in the twenty-eight weeks ended July 13, 2003. This was principally composed of $5.0 million of net repayments under our revolver; $14.4 million of principal payments on the term loans associated with our 2002 Credit Facility and a net $3.1 million use of cash associated with other financing activities, partially offset by a $2.2 million decrease in restricted cash.

Liquidity and Capital Resources

     We have financed our business activities primarily with funds generated from operating activities and the issuance of debt under our 2002 Credit Facility.

     Based upon our current level of operations, available borrowings under our lines of credit ($48.5 million available as of July 11, 2004) and anticipated tax refunds, we believe that we will have adequate cash inflows to meet our anticipated future requirements for working capital, including various contractual obligations, and for capital expenditures throughout 2004 and 2005.

     As it concerns our consideration of strategic alternatives for our Church’s and Cinnabon brands, including possible sales, under our 2002 Credit Facility, any proceeds from a sale must first be used to prepay outstanding indebtedness under that facility.

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

     During 2003 and 2004, we obtained amendments to our 2002 Credit Facility extending the periods in which we may file our 2002 and 2003 audited financial statements, our 2003 quarterly financial statements, and to adjust certain financial ratios for 2003. Without the amendments, the Company, at various times during 2003 and the first quarter of 2004, would have been in default of the 2002 Credit Facility and the entire outstanding amount of the term loans and the revolver would have been subject to acceleration by the facility’s lenders. If we are not able to continue to provide timely financial information to the lenders as required under the 2002 Credit Facility, there can be no assurance that such lenders will provide future relief through waivers or additional amendments. If we default on the terms and conditions of the 2002 Credit Facility and the facility’s lenders accelerate the debt, such developments will have a material adverse impact on the Company’s financial condition and its liquidity. As of July 11, 2004, the Company was in compliance with the financial and other covenants of the 2002 Credit Facility, as amended.

     Due to the diminishing availability of fast-food sized chickens and other market forces, we are experiencing, and for the balance of 2004 we expect to experience, rising chicken costs. Presently, our chicken pricing contracts are under review as we seek to minimize the effect of these rising chicken costs. We are also considering adjustments to our menus and pricing.

     In the latter half of 2004 and into 2005, we plan to streamline our corporate and brand operations and we expect that such efforts will reduce general and administrative expenses.

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

     During the twenty-eight week period ended July 11, 2004, we invested $11.2 million in various capital projects, including $1.4 million in new and relocated QSRs, $1.2 million in our re-imaging program, $3.0 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $4.4 million for information technology systems, and $1.2 million to complete other projects.

     During the twenty-eight week period ended July 13, 2003, we invested $13.8 million in various capital projects, including $2.9 million in new and relocated QSRs, $1.5 million in our re-imaging program, $0.7 million in our Seattle Coffee wholesale operations, $3.3 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $4.3 million for information technology systems and $1.1 million to complete other projects.

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

Forward-Looking Statements

     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are adverse effects of litigation or regulatory actions arising in connection with the restatement of our previously issued financial statements, the outcome and effects of our exploration of strategic alternatives for Church’s and Cinnabon, the loss of franchisees and other business partners, failure of our franchisees, the loss of senior management and the inability to attract and retain additional qualified management personnel, a decline in the number of new units to be opened by franchisees, the need to continue to improve our internal controls, our inability to successfully implement new computer systems, limitations on our business under our credit facility, and a decline in our ability to franchise new units, increased cost of our principal food products, labor shortages, or increased labor costs, slowed expansion into new markets, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, unexpected and adverse fluctuations in quarterly results, increased government regulation, growth in our franchise system that exceeds our resources to serve that growth, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2003 Annual Report on Form 10-K/A and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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

     Due to the diminishing availability of fast-food sized chickens and other market forces, we are experiencing, and for the balance of 2004 we expect to experience, rising chicken costs. Presently, our chicken pricing contracts are under review as we seek to minimize the effect of these rising chicken costs. We are also considering adjustments to our menus and pricing.

     Foreign Currency Exchange Risk. We are exposed to currency risk from the potential changes in foreign currency rates that directly impact our revenues and cash flows from our international franchise operations. For the first twenty-eight weeks of 2004 and 2003, foreign-sourced revenues represented 3.7% of total revenues. As of July 11, 2004, approximately $5.5 million of our accounts receivable were denominated in foreign currencies.

     Due to our international operations, we are exposed to risks from changes in international economic conditions and changes in foreign currency rates. On a limited basis, we have entered into foreign currency agreements with respect to the Korean Won to reduce our foreign currency risks associated with royalty streams from franchised operations in Korea.

     Interest Rate Risk. Our net exposure to interest rate risk consists of our borrowings under our 2002 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 11, 2004, the balances outstanding under our 2002 Credit Facility totaled $105.4 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2002 Credit Facility would be approximately $1.1 million.

Item 4. CONTROLS AND PROCEDURES.

     Disclosure controls and procedures (“Disclosure Controls”). Disclosure Controls are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) are properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure Controls include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.

     CEO and CFO certifications. Attached as Exhibit 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications by our CEO and CFO. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This portion of our Quarterly Report on Form 10-Q describes the results of our controls evaluation referred to in these certifications.

     Our evaluation of AFC’s Disclosure Controls. We evaluated the effectiveness of the design and operation of AFC’s Disclosure Controls as of July 11, 2004, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. This evaluation included a review of certain deficiencies in internal controls noted by our independent auditors and management during the audit of our 2002 financial statements (and the re-audit and restatement of our 2001 and 2000 financial statements) and certain corrective actions taken throughout 2003 and 2004 to improve our internal controls. See Item 9A of our 2003 Annual Report on Form 10-K/A for information concerning the referenced evaluation and various corrective actions. In the second quarter of 2004, we continued implementing the corrective actions, which we believe have and will further strengthen our controls and procedures.

     Our CEO and CFO believe that as of the end of the second quarter of 2004, our Disclosure Controls were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. During the second quarter of 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     During the third quarter of 2004, we began implementing significant upgrades to our general ledger and financial reporting systems and contracted with an outside services provider to perform employee payroll services. We expect the implementation of these new systems to be completed in the third quarter of 2004. We believe these measures will improve our overall system of internal controls. However, failure to successfully implement these new systems would expose us to certain risks.

     Sarbanes-Oxley Act of 2002, Section 404. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued there under (collectively, the “Section 404 requirements”), we will be required to include in our Annual Report on Form 10-K for the year ending December 26, 2004, a report on our management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent auditors will be required to report on management’s assessment and render an evaluation of our system of internal controls.

     We are endeavoring to comply with the Section 404 requirements. This involves defining and documenting our internal controls processes, evaluating the effectiveness of these controls and establishing appropriate monitoring and reporting systems. We are presently completing our efforts to define and document our system of internal controls and we have commenced testing of our key controls.

     In the process of documenting and testing our systems pursuant to the Section 404 requirements, we have identified areas where our processes can be improved (none of which that we believe constitutes a material weakness in internal control as that term is defined by the Public Company Accounting Oversight Board), and we are actively working to implement improvements. We anticipate that improvements will continue to be made through the remainder of 2004. As we continue these efforts, we may identify additional matters, which may need to be remedied, or which may constitute significant deficiencies or material weaknesses in our internal controls over financial reporting.

     Although we believe that our management will be able to provide the required report and our independent auditors will be able to provide the required attestation under Section 404 as of December 26, 2004, we can give no assurance that such efforts will be completed on a timely basis. We expect the evaluation process and any required remediation, if applicable, to increase our accounting and other costs and divert management resources from our core operations.

     Inherent Limitations of Any Control System. We do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of our legal matters, see Note 4 to our condensed consolidated financial statements at Part 1, Item 1 of this report on Form 10-Q. That note is hereby incorporated by reference into this Item 1.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 4.1	Form of Registrant’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-52608) on December 20, 2000).

Exhibit 10.1	Amended and Restated Employment Agreement dated as of June 28, 2004 between AFC Enterprises, Inc. and Allan J. Tanenbaum.

Exhibit 10.2	Amended and Restated Employment Agreement dated as of June 28, 2004 between AFC Enterprises, Inc. and Hala Moddelmog.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 9 to the condensed consolidated financial statements in this report.

     (b) Current Reports on Form 8-K.

     We filed a Current Report on Form 8-K on June 1, 2004, to announce the appointment of Kenneth L. Keymer as President of Popeyes® Chicken & Biscuits and to furnish financial results for the first quarter ended April 18, 2004.

     We filed a Current Report on Form 8-K on August 6, 2004, to announce that we had been informed by the NASDAQ Listing Qualifications Panel that our common stock will begin trading again on the NASDAQ National Market on Monday, August 9, 2004, under the trading symbol AFCE.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.
Date: August 20, 2004	By:	/s/ Frederick B. Beilstein
Frederick B. Beilstein
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)