Form 10-Q
period 2004-10-03
AFC ENTERPRISES INC
filed 2004-11-12
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

     As of October 31, 2004 there were 28,243,395 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

Part 1. Financial Information

Item 1. Financial Statements

AFC Enterprises, Inc.

Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	10/03/04	10/05/03	10/03/04	10/05/03
Revenues:
Sales by company-operated restaurants	$69.9	$67.2	$238.5	$226.2
Franchise revenues	25.3	24.2	81.6	77.9
Other revenues	3.6	3.7	11.8	12.3

Total revenues	98.8	95.1	331.9	316.4

Expenses:
Restaurant employee, occupancy and other expenses	37.2	33.9	124.0	113.1
Restaurant food, beverages and packaging	21.8	19.9	74.0	67.4
General and administrative expenses	27.8	18.9	80.9	68.2
Depreciation and amortization	4.5	5.1	16.6	17.2
Other expenses	2.5	6.6	3.8	15.5

Total expenses	93.8	84.4	299.3	281.4

Operating profit	5.0	10.7	32.6	35.0
Interest expense, net	1.4	1.4	4.8	5.5

Income before income taxes, minority interest, discontinued operations and accounting change	3.6	9.3	27.8	29.5
Income tax expense	—	3.6	9.1	11.1
Minority interest	0.1	—	0.1	—

Income before discontinued operations and accounting change	3.5	5.7	18.6	18.4
Discontinued operations, net of income taxes	(5.4)	(1.9)	(6.1)	(2.6)
Cumulative effect of accounting changes, net of income taxes in 2003	—	—	(0.5)	(0.4)

Net (loss) income	$(1.9)	$3.8	$12.0	$15.4

Basic earnings (loss) per common share:
Income before discontinued operations and accounting change	$0.12	$0.21	$0.66	$0.66
Discontinued operations, net of income taxes	(0.19)	(0.07)	(0.22)	(0.09)
Cumulative effect of accounting changes, net of income taxes in 2003	—	—	(0.02)	(0.01)

Net (loss) income	$(0.07)	$0.14	$0.42	$0.56

Diluted earnings per common share:
Income before discontinued operations and accounting change	$0.12	$0.20	$0.64	$0.64
Discontinued operations, net of income taxes	(0.19)	(0.07)	(0.21)	(0.09)
Cumulative effect of accounting changes, net of income taxes in 2003	—	—	(0.02)	(0.01)

Net (loss) income	$(0.07)	$0.13	$0.41	$0.54

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	10/03/04	12/28/03
ASSETS
Current assets:
Cash and cash equivalents	$12.5	$3.0
Accounts and current notes receivable, net	18.1	19.8
Prepaid income taxes	18.1	20.6
Assets of discontinued operations	31.4	40.5
Other current assets	18.7	15.0

Total current assets	98.8	98.9

Long-term assets:
Property and equipment, net	163.4	169.3
Goodwill	10.6	10.6
Trademarks and other intangible assets, net	61.1	61.2
Other long-term assets, net	13.7	15.5

Total long-term assets	248.8	256.6

Total assets	$347.6	$355.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25.0	$29.5
Accrued liabilities	18.9	15.8
Current debt maturities	9.6	12.1
Liabilities of discontinued operations	22.9	21.4

Total current liabilities	76.4	78.8

Long-term liabilities:
Long-term debt	101.3	118.8
Deferred credits and other long-term liabilities	43.8	49.1

Total long-term liabilities	145.1	167.9

Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 28,240,041 and 27,992,999 shares issued and outstanding at October 3, 2004 and December 28, 2003, respectively)	0.3	0.3
Capital in excess of par value	153.4	150.1
Notes receivable from officers, including accrued interest	(1.4)	(3.4)
Accumulated losses	(26.2)	(38.2)

Total shareholders’ equity	126.1	108.8

Total liabilities and shareholders’ equity	$347.6	$355.5

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	40 Weeks Ended
	10/03/04	10/05/03
Cash flows provided by (used in) operating activities:
Net income	$12.0	$15.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations	6.1	2.6
Depreciation and amortization	16.6	17.2
Impairment and other write-downs of non-current assets	2.8	3.5
Net gain on sale of assets	(0.4)	(0.7)
Cumulative effect of accounting changes, pre-tax	0.5	0.6
Deferred income taxes	(3.5)	(5.9)
Non-cash interest, net	0.6	0.4
Provision for credit losses	0.9	1.0
Minority interest	0.1	—
Compensatory expense for stock options	0.1	—
Change in operating assets and liabilities, exclusive of acquisitions and opening VIE balances:
Accounts receivable	0.2	4.4
Prepaid income taxes	2.8	12.7
Other operating assets	0.7	0.6
Accounts payable and other operating liabilities	(0.8)	0.7

Net cash provided by operating activities of continuing operations	38.7	52.5

Net cash provided by (used in) operating activities of discontinued operations	2.0	(7.6)

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(15.1)	(16.8)
Capital expenditures of discontinued operations	(0.2)	(2.7)
Proceeds from dispositions of property and equipment	1.7	1.7
Proceeds (payments) relating to the sale of SCC, net	(1.0)	62.1
Proceeds from notes receivable	1.9	1.7
Issuances of notes receivable	—	(1.2)
Acquisition of franchised units of discontinued operations	(0.8)	—

Net cash provided by (used in) investing activities	(13.5)	44.8

Cash flows provided by (used in) financing activities:
Principal payments - 2002 Credit Facility (term loans)	(13.4)	(48.1)
Net repayments - 2002 Credit Facility (revolver)	(8.8)	(16.7)
Principal payments — other notes (including VIEs in 2004)	(0.2)	(2.0)
Increase (decrease) in bank overdrafts, net	2.9	(0.4)
Increase in restricted cash	(1.5)	(30.2)
Debt issuance costs	—	(0.2)
Issuance of common stock, net	0.1	0.3
Proceeds from exercise of employee stock options	2.6	2.7
Other, net	0.6	(0.9)

Net cash (used in) financing activities	(17.7)	(95.5)

Net increase (decrease) in cash and cash equivalents	9.5	(5.8)
Cash and cash equivalents at beginning of year	3.8	9.6

Cash and cash equivalents at end of quarter	$13.3	$3.8

Cash and cash equivalents of continuing operations	$12.5	$3.5
Cash and cash equivalents of discontinued operations	$0.8	$0.3

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.

Notes to Condensed Consolidated Financial Statements

1. Description of Business

     Continuing Operations. AFC Enterprises, Inc. and its subsidiaries (“AFC” or “the Company”) develop, operate and franchise quick-service restaurants (“QSRs” or “units”) under the trade names Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s Chicken™ (“Church’s”). These operations constitute the Company’s chicken business segment, its sole business segment within continuing operations. On October 30, 2004, the Company entered into a definitive agreement to sell its Church’s division to Crescent Capital Investments, Inc. For additional information concerning this pending sale and the operations of Church’s, see Note 8.

     Discontinued Operations. On July 14, 2003, AFC sold its Seattle Coffee Company (“Seattle Coffee”) subsidiary to Starbucks Corporation. Seattle Coffee was the parent company for AFC’s Seattle’s Best Coffee® and Torrefazione Italia® Coffee brands.

     On November 4, 2004, the Company sold its Cinnabon® (“Cinnabon”) subsidiary to Focus Brands Inc. As of the end of the Company’s third quarter of 2004, because the criteria for “held for sale” accounting treatment had been met, the Company treated the operations of Cinnabon as discontinued operations in the accompanying condensed consolidated financial statements.

     Historically, the operations of Seattle Coffee constituted the Company’s coffee segment; and the operations of Cinnabon constituted the Company’s bakery segment. See Note 7 for more information concerning these divestitures and their associated operations.

     Unless otherwise noted, discussions and amounts throughout these notes relate to AFC’s continuing operations.

2. Summary of Significant Accounting Policies

     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States for complete financial statements is not included. The consolidated balance sheet data as of December 28, 2003 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year.

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

     FIN 46R addresses the consolidation of those entities in which (i) the equity investment at risk does not provide its holders with the characteristics of a controlling financial interest or (ii) the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. For such entities, a controlling financial interest cannot be identified based upon voting equity interests. FIN 46R refers to such entities as variable interest entities (“VIEs”). FIN 46R requires consolidation of VIEs by their primary beneficiary.

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

     For the twelve and the forty week periods ended October 3, 2004, amounts included in sales by company-operated restaurants associated with the operations of these franchisees were $4.0 million and $13.2 million, respectively. For the twelve and the forty week periods ended October 3, 2004, royalties and rents of $0.2 million and $0.7 million, respectively, were eliminated in consolidation. In conjunction with its adoption of FIN 46R, the Company recorded a cumulative effect adjustment that decreased net income in the first quarter of 2004 by $0.5 million, or $0.02 per diluted share.

     The Company does not have a common equity interest in any of these three franchisees. In the accompanying financial statements, earnings and losses of these franchisees are allocated to the common equity holders as a component of minority interest. However, the Company does not allocate any losses to the common equity holders if doing such would reduce their common equity interests below zero. In the accompanying condensed consolidated financial statements, minority interest amounts are insignificant.

     At the end of the third quarter of 2004, one of the VIEs engaged in a series of transactions that substantially modified its equity interests and the Company’s relationship to the VIE. As a result, AFC’s management has concluded that the Company is no longer the VIE’s primary beneficiary and, accordingly, the Company has stopped consolidating the enterprise’s balance sheet and, beginning with the fourth fiscal quarter of 2004, will not consolidate its future operations. Three quarters of this franchisee’s 2004 operations are included in the accompanying statements of operations and the VIE aggregate information provided above.

     Property and equipment, with a net book value of $0.9 million at October 3, 2004, held by these franchisees, is included in the condensed consolidated balance sheet. This property and equipment is pledged as collateral under obligations of the franchisees.

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

     In the first quarter of 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For obligations under certain leases that are within the scope of SFAS 143, the Company recorded a cumulative effect adjustment that decreased net income in the first quarter of 2003 by $0.4 million ($0.6 million, pre-tax). The changes in the asset retirement obligation during the quarter were not significant.

3. Long-Term Debt and Other Borrowings

(in millions)	10/03/04	12/28/03
2002 Credit Facility:
Revolver	$24.9	$33.7
Tranche A term loan	28.7	37.8
Tranche B term loan	53.5	57.8
Capital lease obligations	1.4	1.5
Other notes ($2.3 at 10/03/04 related to VIEs)	2.4	0.1

	110.9	130.9
Less current portion	(9.6)	(12.1)

	$101.3	$118.8

     2002 Credit Facility. On May 23, 2002, the Company entered into a new bank credit facility (the “2002 Credit Facility”) with J.P. Morgan Chase, Credit Suisse First Boston and certain other lenders, which consists of a $75.0 million, five-year revolver, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan.

     The term loans and the revolver bear interest at LIBOR plus an applicable margin based on certain financial leverage ratios and the Company’s credit rating. The margins may fluctuate because of changes in these ratios. As of December 29, 2002, the margins were 2.0% for the revolver and the Tranche A term loan and 2.25% for the Tranche B term loan. On July 14, 2003, the start of the Company’s third quarter for 2003, these margins changed to 2.25% for the revolver and the Tranche A term loan and 2.50% for the Tranche B term loan due to an amendment to the 2002 Credit Facility. On August 22, 2003, these margins changed to 2.75% for the revolver and the Tranche A term loan and 3.00% for the Tranche B term loan due to another amendment to the 2002 Credit Facility and remained at those rates through October 3, 2004. The Company also pays a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the revolver.

     In addition to the scheduled installments associated with the Tranche A and Tranche B term loans, at the end of each year, the Company is subject to mandatory prepayments if the Company’s consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. In addition, prepayments are due from the proceeds of certain qualifying sales, including the sale of the capital stock of a subsidiary of the Company. Amounts reflected in current maturities on long-term debt consider estimated prepayments associated with these provisions. Whenever any prepayment is made, subsequent installments are ratably reduced.

     The 2002 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The Company’s subsidiaries are required to guarantee its obligations under the 2002 Credit Facility.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

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

     Under the terms of the revolver, the Company may obtain short-term borrowings and letters of credit up to the amount of unused borrowings under the revolver. As of October 3, 2004, there were $24.9 million in outstanding borrowings under the revolver and $8.4 million of outstanding letters of credit, leaving amounts available for short-term borrowings and additional letters of credit of $41.7 million. The revolver is due in full without installments in May 2007.

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

     Without the amendments, the Company, at various times during 2003 and the first quarter of 2004, would have been in default of the 2002 Credit Facility and the entire outstanding amount of the term loans and the revolver would have been subject to acceleration by the facility’s lenders. If the Company is not able to continue to provide timely financial information to the lenders as required under the 2002 Credit Facility, there can be no assurance that such lenders will provide future relief through waivers or additional amendments. If the Company defaults on the terms and conditions of the 2002 Credit Facility and the facility’s lenders accelerate the debt, such developments will have a material adverse impact on the Company’s financial condition and its liquidity. As of October 3, 2004, the Company was in compliance with the financial and other covenants of the 2002 Credit Facility, as amended.

     Additionally, on October 19, 2004 and October 29, 2004 the Company amended its 2002 Credit Facility to obtain approval for the sale of Cinnabon (see a description of the sale at Note 7) and to require the Company to use $16.5 million of the proceeds from the sale to pay down outstanding indebtedness under the facility’s term loans. As of October 3, 2004, debt balances associated with this prepayment provision are classified as long-term.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

4. Litigation

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

     On June 5, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in the United States District Court for the Northern District of Georgia against certain current and former members of the Company’s board of directors and the Company’s largest shareholder. On July 24, 2003, a different shareholder filed a substantially identical lawsuit in the same court against the same defendants. By order dated September 23, 2003, the District Court consolidated the two lawsuits into one consolidated action. On November 24, 2003, the plaintiffs filed a consolidated amended complaint that added as defendants three additional current or former officers of AFC and two other large shareholders of AFC. The consolidated complaint alleges, among other things, that the director defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, disgorgement or forfeiture of certain bonuses and options earned by certain defendants, disgorgement of profits earned through alleged insider selling by certain defendants, recovery of attorneys’ fees and costs, and other relief. On February 23, 2004, the defendants moved to dismiss the consolidated complaint. On August 12, 2004, the Court dismissed in part three of AFC’s current or former officers and the two AFC shareholders from the suit without prejudice to the plaintiffs’ right to replead the claims against these defendants. The Court denied the motion to dismiss as it related to the other defendants. Plaintiffs did not replead before the deadline set by the Court. Certain defendants moved for reconsideration but the Court declined to reconsider.

     On August 7, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in Gwinnett County Superior Court, State of Georgia, against certain current and former members of the Company’s board of directors. The complaint alleges that the defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error and by failing to maintain adequate internal accounting controls. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, attorneys’ fees, and other relief. On January 20, 2004, the defendants moved to dismiss or, alternatively, to stay the case. On May 17, 2004, the court entered an order staying the proceedings until

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

October 11, 2004. All parties have now filed a joint consent motion to stay the case for an additional six months.

     On May 15, 2003, a plaintiff filed a securities class action lawsuit in Fulton County Superior Court, State of Georgia, against AFC and certain current and former members of the Company’s board of directors on behalf of a class of purchasers of the Company’s common stock “in or traceable to” AFC’s December 2001 $185.0 million public offering of common stock. The lawsuit asserts claims under Sections 11 and 15 of the 1933 Act. The complaint alleges that the registration statement filed in connection with the offering was false or misleading because it included financial statements issued by the Company that were materially in error. The complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and other relief. The plaintiff claims that as a result of AFC’s announcement that it was restating its financial statements for fiscal year 2001 (and at the time of the complaint, were examining restating its financial statements for fiscal year 2000), AFC will be absolutely liable under the 1933 Act for all recoverable damages sustained by the putative class. On July 20, 2003, the defendants removed the action to the United States District Court for the Northern District of Georgia. The plaintiff filed a motion to remand the case to state court. The defendants opposed the motion to remand. On November 25, 2003, the federal district court entered an order remanding the case to state court but staying the order to allow the defendants to appeal the decision. On November 5, 2004, the United States Court of Appeals for the Eleventh Circuit ruled that it lacked jurisdiction to hear the appeal. Thus the case will return to state court.

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

     AFC maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. The Company has given notice to its D&O insurers of the claims described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of AFC’s restatement of its financial statements. On August 27, 2004, Executive Risk Indemnity, Inc. (“Executive Risk”), one of the Company’s D&O insurers, delivered to the Company a notice of rescission of its D&O insurance policy and returned the insurance premiums paid by the Company for that policy. On August 27, 2004, Executive Risk also filed suit in the United States District Court for the Northern District of Georgia against AFC and each of the individuals who are named as defendants in the litigation relating to the Company’s decision to restate. The complaint alleges that the D&O insurance policy was procured through material misstatements or omissions. The alleged material misstatements or omissions relate to statements AFC made, and financial statements delivered, to Executive Risk by the Company prior to the Company’s announcements indicating that it would restate its financial statements for 2000, 2001 and the first three quarters of 2002. The complaint seeks a judgment that the Executive Risk policy is rescinded, a declaration that Executive Risk owes no obligation under its D&O insurance policy, costs and expenses incurred in litigation, and other relief. There is risk that Executive Risk will be successful in its litigation seeking rescission of its D&O Policy; that AFC’s other D&O insurers will rescind their policies; that AFC’s D&O insurance policies will not cover some or all of the claims described above; or, even if covered, that the Company’s ultimate liability will exceed the available insurance.

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

     The Company is a defendant in various legal proceedings arising in the ordinary course of business, including claims resulting from accidents, employment-related claims, claims from guests or employees alleging illness, injury or other food quality, health or operational concerns and claims related to franchise matters. The Company has established adequate reserves to provide for the defense and settlement of such matters and it believes their ultimate resolution will not have a material adverse effect on its financial condition or its results of operations or liquidity.

5. Other Expenses

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/03/04	10/05/03	10/03/04	10/05/03
Impairment and other write-downs of non-current assets	$1.7	$0.3	$2.8	$3.5
Restatement costs	—	3.8	—	10.0
Shareholder litigation and other	0.6	0.9	1.4	0.9
Unit closures	0.3	1.7	—	1.8
Net (gain) on sale of assets	(0.1)	(0.1)	(0.4)	(0.7)

	$2.5	$6.6	$3.8	$15.5

     Of the $1.7 million and $2.8 million of impairments and other write-downs recognized in the twelve and forty weeks ended October 3, 2004, respectively, $1.5 million relates to the write-off of information technology costs associated with the completion of strategic information technology initiatives. Of the $3.5 million of impairments and other write-downs recognized in the forty weeks ended October 5, 2003, $2.0 million relates to a new restaurant concept that was abandoned in the Company’s first quarter of 2003.

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

6. Interest Expense, Net

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/03/04	10/05/03	10/03/04	10/05/03
Interest on debt, net of capitalized amounts	$1.2	$1.5	$4.2	$5.7
Amortization of debt issuance costs	0.2	0.2	0.7	0.7
Other debt related charges	0.1	0.2	0.7	0.7
Interest income	(0.1)	(0.5)	(0.8)	(1.6)

	$1.4	$1.4	$4.8	$5.5

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

7. Discontinued Operations

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/03/04	10/05/03	10/03/04	10/05/03
Total revenues:
Cinnabon	$10.5	$10.6	$33.8	$35.0
Seattle Coffee	—	—	—	49.5

Total revenues	$10.5	$10.6	$33.8	$84.5

Net (loss) income from discontinued operations:
Cinnabon	$(5.4)	$0.4	$(6.4)	$0.4
Seattle Coffee	—	—	—	(0.8)
Income tax benefit (expense)	0.5	(0.2)	0.8	(0.1)
Loss on sale of Seattle Coffee, net of income taxes, $0.3 in ’04, $1.9 in ‘03	(0.5)	(2.1)	(0.5)	(2.1)

	$(5.4)	$(1.9)	$(6.1)	$(2.6)

     Cinnabon. On November 4, 2004, the Company closed the sale of its Cinnabon subsidiary to Focus Brands Inc. for approximately $21.0 million in cash, subject to customary closing adjustments. The agreement includes the sale of certain franchise rights for Seattle’s Best Coffee which were retained following the sale of Seattle Coffee to Starbucks Corporation in July 2003 (see discussion of Seattle Coffee sale below). As of the end of the Company’s third quarter for 2004, because the criteria for “held for sale” accounting treatment had been met, the Company has treated the associated operations as discontinued operations in the accompanying financial statements.

     Included in Cinnabon’s net loss from operations for the twelve and forty weeks ended October 3, 2004 is an impairment of goodwill and other intangible assets of $6.5 million. This impairment was based upon the estimated net proceeds of the transaction discussed in the previous paragraph.

     Balance sheet data for Cinnabon, as of October 3, 2004 and December 28, 2003, was as follows:

(in millions)	10/03/04	12/28/03
Assets:
Cash and cash equivalents	$0.8	$0.8
Accounts receivable, net	1.5	3.5
Property and equipment, net	7.4	7.5
Goodwill and other intangible assets	20.7	27.2
Other assets	1.0	1.5

	$31.4	$40.5

Liabilities:
Accounts payable and accrued liabilities	16.6	$12.7
Deferred credits and other long-term liabilities	6.3	8.7

	$22.9	$21.4

     Seattle Coffee. On July 14, 2003, the Company sold Seattle Coffee to Starbucks Corporation. Net proceeds of the sale were approximately $62.1 million (before consideration of the matters discussed in the succeeding paragraph). Seattle Coffee was the parent company for AFC’s Seattle’s Best Coffee® and Torrefazione Italia® Coffee brands. In this transaction, the Company sold substantially all of the continental U.S. and Canadian operations of Seattle Coffee and its wholesale coffee business. Following this transaction, the Company continued to franchise the Seattle’s Best Coffee brand in retail locations in Hawaii, in certain international markets and on certain U.S. military bases.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

     During the third quarter of 2004, the Company recognized a pre-tax charge of $0.8 million associated with the sale. This charge was treated as an adjustment to the purchase price. The charge included a $1.0 million payment to settle certain indemnities associated with the transaction offset by $0.2 million of adjustments to accruals established at the time of sale.

8. Pending Sale of Church’s

     The Company has entered into a definitive agreement to sell its Church’s division to an affiliate of Crescent Capital Investments, Inc. for $390.0 million, comprised of $383.0 million in cash and a subordinated note from an affiliate of the buyer for $7.0 million. The pending transaction, which is subject to customary conditions, is expected to close in the fourth quarter of 2004.

     Because the developments giving rise to Church’s being designated as “held for sale” occurred subsequent to the end of the Company’s third fiscal quarter of 2004, the Company has included Church’s as a component of its continuing operations in the accompanying condensed consolidated financial statements.

     Coincident with the pending sale of Church’s, the Company is negotiating the transfer of a Church’s franchisee relationship that currently qualifies for consolidation as a VIE, to another franchisee, the effect of which will be to remove the Company from any ongoing relationship with that enterprise. The terms of the transfer are immaterial.

     Total revenues for Church’s and the related VIE that are included in the accompanying condensed consolidated statement of operations for the twelve weeks ended October 3, 2004 and October 5, 2003 were $60.8 million and $57.4 million, respectively; and for the forty weeks ended October 3, 2004 and October 5, 2003, Church’s total revenues were $202.2 million and $191.4 million, respectively.

     Balance sheet data for Church’s and the related VIE that is consolidated in the accompanying condensed consolidated balance sheet, as of October 3, 2004 was as follows:

(in millions)	10/03/04
Assets:
Cash and cash equivalents	$7.8
Accounts receivable, net	6.5
Property and equipment, net	112.2
Goodwill and other intangible assets	19.3
Other assets	5.9

$151.7

Liabilities:
Accounts payable and accrued liabilities	$55.4
Deferred credits and other long-term liabilities	12.4

$67.8

9. Income Taxes

     At October 3, 2004, the Company’s income tax liabilities totaled $3.8 million and are included in accrued liabilities. The income tax liabilities decreased $2.4 million during the 40 week period ended October 3, 2004, of which $2.1 million occurred in the third quarter. The decrease in the liabilities since the beginning of the fiscal year is due to a $0.5 million settlement payment, a $0.9 payment of foreign taxes, with the remainder of the reduction attributable to resolution of certain tax matters. The current portion of the Company’s 2004 income tax expense reduced prepaid income taxes.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

10. Components of Earnings (Loss) Per Common Share (“EPS”) Computation

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/03/04	10/05/03	10/03/04	10/05/03
Numerators for EPS computations:
Income before discontinued operations and accounting changes	$3.5	$5.7	$18.6	$18.4
Discontinued operations	(5.4)	(1.9)	(6.1)	(2.6)
Cumulative effect of accounting changes	—	—	(0.5)	(0.4)

Net (loss) income	$(1.9)	$3.8	$12.0	$15.4

Denominator for basic EPS - weighted average shares	28.2	27.9	28.1	27.7
Dilutive employee stock options	0.9	0.8	1.0	1.0

Denominator for diluted EPS	29.1	28.7	29.1	28.7

11. Stock-Based Employee Compensation

     The Company accounts for stock options issued to employees under the intrinsic value method. Had the Company’s stock option plans been accounted for under the fair value method, the Company’s net income would have been reduced to the following pro forma amounts:

	12 Weeks Ended		40 Weeks Ended
(in millions, except per share amounts)	10/03/04	10/05/03	10/03/04	10/05/03
Net (loss) income as reported	$(1.9)	$3.8	$12.0	$15.4
Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(0.6)	(0.4)	(1.8)	(1.7)

Pro forma net (loss) income	$(2.5)	$3.4	$10.2	$13.7

Basic EPS:
As reported	$(0.07)	$0.14	$0.42	$0.56
Pro forma	(0.09)	0.12	0.36	0.49
Diluted EPS:
As reported	$(0.07)	$0.13	$0.41	$0.54
Pro forma	(0.09)	0.12	0.35	0.48

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

12. Segment Information (Continuing Operations)

     Historically, the Company operated in three business segments: chicken, bakery and coffee. The bakery segment was principally composed of the Company’s Cinnabon operations and the coffee segment was composed of the Company’s Seattle Coffee operations. Due to the sale of these operations, they are presented as discontinued operations. See Note 7.

     The Company’s sole ongoing business segment, chicken, includes the operations of Popeyes and Church’s. The corporate revenues include rental income from leasing and sub-leasing agreements with third parties. Amounts included in corporate operations for the third quarter of 2003 and the year to date information for 2003 and 2004 include certain expenses previously allocated to discontinued operation.

(in millions)	Chicken	Corporate	Total
Third Quarter 2004
Total revenues	$98.8	$—	$98.8
Operating profit (loss)	17.4	(12.4)	5.0
Depreciation and amortization	4.1	0.4	4.5
Capital expenditures	3.3	0.8	4.1
Third Quarter 2003
Total revenues	$94.9	$0.2	$95.1
Operating profit (loss)	21.6	(10.9)	10.7
Depreciation and amortization	3.9	1.2	5.1
Capital expenditures	2.5	2.7	5.2
First Forty Weeks of 2004
Total revenues	$331.4	$0.5	$331.9
Operating profit (loss)	64.5	(31.9)	32.6
Depreciation and amortization	14.1	2.5	16.6
Capital expenditures	10.4	4.7	15.1
First Forty Weeks of 2003
Total revenues	$315.6	$0.8	$316.4
Operating profit (loss)	72.9	(37.9)	35.0
Depreciation and amortization	12.9	4.3	17.2
Capital expenditures	8.8	8.0	16.8
As of October 3, 2004
Goodwill	$10.6	$—	$10.6
Total assets (a)	263.3	84.3	347.6
As of December 28, 2003
Goodwill	$10.6	$—	$10.6
Total assets (a)	252.6	102.9	355.5

(a)	Included in corporate assets for 2004 and 2003 are $31.4 million and $40.5 million, respectively, representing assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis for AFC Enterprises, Inc. (“AFC” or “the Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Nature of Business

     Within our continuing operations, we develop, operate and franchise quick-service restaurants under the trade names Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s Chicken™ (“Church’s”). These operations constitute our chicken business segment, which is our sole business segment within continuing operations.

     Historically, we operated in three business segments: chicken, bakery and coffee. The bakery segment was principally composed of our Cinnabon® (“Cinnabon”) subsidiary’s operations and the coffee segment was composed of our Seattle Coffee Company (“Seattle Coffee”) subsidiary’s operations. In July 2003, we completed the sale of Seattle Coffee, retaining a portion of Seattle’s Best Coffee franchising operations, which were subsequently included in our bakery segment. On November 4, 2004, we completed the sale of our Cinnabon subsidiary to Focus Brands Inc. for approximately $21.0 million in cash. For more information regarding this divestiture, see Note 7 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report.

     Due to the sale of Seattle Coffee in July 2003 and because the criteria for “held for sale” accounting treatment had been met as of the end of our third quarter for 2004 in regards to Cinnabon, herein, we treated both these operations as discontinued operations. Unless otherwise noted, discussions and amounts throughout this Quarterly Report on Form 10-Q relate to our continuing operations.

     We adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”), in the first quarter of 2004 and were required to consolidate three franchisees. In each of these relationships, we determined that the franchisee was a variable interest entity (“VIE”) for which we were the primary beneficiary. These franchisees have not been retroactively consolidated in 2003. Due to a change in the underlying equity interests of one of these VIEs, that occurred during our 2004 third quarter, we, as of the end of the 2004 third quarter, stopped consolidating the franchisee’s balance sheet and will not consolidate its future operations. Three quarters of this franchisee’s 2004 operations are included in our 2004 operations, as discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     As of October 3, 2004, we operated and franchised 3,360 QSRs in 43 states, the District of Columbia, Puerto Rico and 29 foreign countries. That total, by brand, was as follows:

	Domestic		International
	Company -		Company -
	Operated	Franchised	Operated	Franchised	Total
Popeyes	66	1,400	—	353	1,819
Church’s	282	950	—	309	1,541

Total	348	2,350	—	662	3,360

     On November 1, 2004, we announced that the Company had signed a definitive agreement to sell Church’s to an affiliate of Crescent Capital Investments, Inc. for $390.0 million comprised of $383.0 million in cash and a subordinated note from an affiliate of the buyer for $7.0 million. The pending transaction, which is subject to customary conditions, is expected to close in the fourth quarter of 2004. Because the developments giving rise to Church’s being designated as “held for sale” occurred subsequent to the end of the Company’s third quarter, we have included Church’s as a component of our continuing operations in this Quarterly Report on Form 10-Q.

Management Overview

Third Quarters of 2004 and 2003

	Twelve Weeks Ended
			Increase	As a
(Dollars in millions)	10/03/04	10/05/03	(Decrease)	Percent
Total revenues	$98.8	$95.1	$3.7	3.9%
Operating profit	5.0	10.7	(5.7)	(53.3)%
Net income (loss)	(1.9)	3.8	(5.7)	N/A

     During the third quarter of 2004, total revenues increased $3.7 million, as compared to the third quarter of 2003, primarily due to a $4.0 million increase in sales by restaurants of certain VIE relationships upon our adoption of FIN 46R in 2004; $2.5 million due to an increase in same-store sales at company-operated restaurants; and $1.1 million due to an increase in franchise revenues; partially offset by a $3.7 million decrease in sales from company-operated restaurants due to the closing of 16 underperforming Popeyes restaurants in the third and fourth quarters of 2003 and the transfer of 12 company-operated Popeyes restaurants to a franchisee during 2004.

     During the third quarter of 2004, system-wide, domestic same-store sales increased 4.4% at Church’s and increased 1.9% at Popeyes, as compared to the third quarter of 2003.

     During the third quarter of 2004, operating profits were adversely impacted by deteriorating restaurant operating margins (primarily a function of the rising chicken costs of approximately $1.6 million, a trend impacting our industry, and $1.4 million of higher marketing and restaurant information technology expenses at Church’s), a $8.9 million increase in general and administrative expenses, partially offset by a $3.8 million decline in restatement costs (zero in 2004 and $3.8 million in 2003).

Forty Weeks Ended October 3, 2004 and October 5, 2003

	Forty Weeks Ended
			Increase	As a
(Dollars in millions)	10/03/04	10/05/03	(Decrease)	Percent
Total revenues	$331.9	$316.4	$15.5	4.9%
Operating profit	32.6	35.0	(2.4)	(6.9)%
Net income	12.0	15.4	(3.4)	(22.1)%

     During the forty weeks ended October 3, 2004, total revenues increased $15.5 million, as compared to the comparable period of 2003. This increase was due to a $13.2 million increase in sales by restaurants of certain VIE relationships in 2004; $8.2 million was due to an increase in same-store sales at company-operated restaurants; and $3.7 million was due to an increase in franchise revenues; partially offset by a $9.1 million decrease in sales from company-operated restaurants due to the closing of 16 underperforming Popeyes restaurants in the third and fourth quarters of 2003 and the transfer of 12 company-operated Popeyes restaurants to a franchisee during 2004; and a $0.5 million decrease in other revenues.

     During the forty weeks ended October 3, 2004, system-wide, domestic same-store sales increased 5.1% at Church’s and increased 0.8% at Popeyes as compared to the comparable period of 2003.

     During the forty weeks ended October 3, 2004, operating profits were adversely impacted by deteriorating restaurant operating margins (primarily a function of the rising chicken costs of approximately $3.5 million, a trend impacting our industry, and $4.5 million of primarily higher labor and restaurant information technology expenses at Church’s); a $12.7 million increase in general and administrative expenses; partially offset by a $10.0 million decline in restatement costs (zero in 2004 and $10 million in 2003).

Consolidated Results of Operations

     In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	12 Weeks Ended		40 Weeks Ended
	10/03/04	10/05/03	10/03/04	10/05/03
Revenues:
Sales by company-operated restaurants	71%	71%	72%	71%
Franchise revenues	26%	25%	25%	25%
Other revenues	3%	4%	3%	4%

Total revenues	100%	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (1)	53%	50%	52%	50%
Restaurant food, beverages and packaging (1)	31%	30%	31%	30%
General and administrative expenses	28%	20%	24%	22%
Depreciation and amortization	5%	5%	5%	5%
Other expenses	3%	7%	1%	5%

Total expenses	95%	89%	90%	89%

Operating profit	5%	11%	10%	11%
Interest expense, net	1%	1%	1%	2%

Income before income taxes, minority interest, discontinued operations and accounting change	4%	10%	9%	9%
Income tax expense	—	4%	3%	3%
Minority interest	—	—	—	—

Income before discontinued operations and accounting change	4%	6%	6%	6%
Discontinued operations, net of income taxes	(6)%	(2)%	(2)%	(1)%
Cumulative effect of an accounting change, net of income taxes	—	—	—	—

Net income (loss)	(2)%	4%	4%	5%

(1)	Expressed as a percentage of sales by company-operated restaurants.

Comparisons of the Third Quarters for 2004 and 2003

Sales by Company-Operated Restaurants

     Sales by company-operated restaurants were $69.9 million in the third quarter of 2004, a $2.7 million increase from the third quarter of 2003. Of the $2.7 million increase in sales by company-operated restaurants, approximately $4.0 million was due to the consolidation of certain VIE relationships upon our adoption of FIN 46R in 2004. Approximately $2.5 million of the increase was attributable to an increase in same-store sales for the third quarter of 2004 compared to the third quarter of 2003 (a 4.8% increase in same-store sales at Church’s company-operated restaurants and a 1.7% increase in same-store sales at Popeyes company-operated restaurants). The overall increase was partially offset by a $1.5 million decrease in sales mainly due to the closing of 16 underperforming Popeyes company-operated restaurants in the third and fourth quarters of 2003 and $2.2 million decrease related to the transfer of 12 company-operated Popeyes restaurants to a franchisee during 2004.

Franchise Revenues

     Franchise revenues have three basic components: (i) ongoing royalty fees that are determined based on a percentage of franchisee sales; (ii) franchise fees associated with new unit openings; and (iii) development fees associated with the opening of new franchised units in a given market. Royalty revenues are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues.

     Franchise revenues were $25.3 million in the third quarter of 2004, a 1.1 million increase from the third quarter of 2003. Of the $1.1 million increase in franchise revenues, approximately $0.8 million was due to an increase in royalties resulting from an increase in the number of franchised units and approximately $0.4 million of the increase was attributable to an increase in same-store sales for the third quarter of 2004 compared to the third quarter of 2003. The overall increase was partially offset by a $0.1 million decrease in franchise fees due to fewer unit openings in the third quarter of 2004 compared to the third quarter of 2003.

Other Revenues

     Other revenues were $3.6 million in the third quarter of 2004, a $0.1 million decrease from the third quarter of 2003. The decrease was attributable to a decrease in rental income resulting from the closure of franchised units, which were under lease arrangements with Church’s.

Restaurant Employee, Occupancy and Other Expenses

     Restaurant employee, occupancy and other costs were $37.2 million in the third quarter of 2004, a $3.3 million increase from the third quarter of 2003. This increase is attributable to $2.5 million of restaurant costs of certain VIE relationships that were consolidated in 2004, $1.4 million of higher marketing and restaurant information technology expenses at Church’s, and approximately $1.0 million in higher expenses from higher same-store sales at company-operated Church’s and Popeyes restaurants. These increases were partially offset by a $1.9 million decrease in expenses due to the closing of 16 Popeyes company-operated restaurants in the third and fourth quarters of 2003 and the transfer of 12 company-operated Popeyes restaurants to a franchisee during 2004. Restaurant employee, occupancy and other expenses were approximately 53% and 50%, respectively, of sales from company-operated restaurants in the third quarters of 2004 and 2003.

Restaurant Food, Beverages and Packaging

     Restaurant food, beverages and packaging costs were $21.8 million in the third quarter of 2004, a $1.9 million increase from the third quarter of 2003. This increase is attributable to $1.1 million of restaurant costs of certain VIE relationships that were consolidated in 2004, approximately $1.6 million attributable to increasing chicken costs and $0.6 million increase in overall food costs related to higher same-store sales at company-operated Church’s and Popeyes restaurants. The overall increase was partially offset by a $1.3 million decrease in expenses due to the closing of 16 Popeyes company-operated restaurants in the third and fourth quarters of 2003 and the transfer of 12 company-operated Popeyes restaurants to a franchisee in during 2004. Restaurant food, beverages and packaging costs were approximately 31% and 30%, respectively, of sales from company-operated restaurants in the second quarters of 2004 and 2003.

General and Administrative Expenses

     General and administrative expenses were $27.8 million in the third quarter of 2004, a $8.9 million increase from the third quarter of 2003. Approximately $4.9 million of the increase was associated with our corporate operations, mainly due to increased contract labor and consulting fees to support our Sarbanes-Oxley implementation, our 2004 audit, exploration of strategic alternatives with respect to Cinnabon and Church’s and implementation of new information technology systems and higher administrative bonuses, partially offset by lower corporate salary costs as a result of reduced headcount. Approximately $3.2 million of the increase is associated with our Popeyes brand, mainly due to higher legal and other costs associated with the settlement of certain franchisee disputes and higher severance and franchisee support costs. Approximately $0.8 million of the increase is associated with our Church’s brand, mainly due to higher franchisee support costs and higher administrative bonuses. On a consolidated basis, general and administrative expenses were approximately 28% and 20%, respectively, of total revenues in the third quarters of 2004 and 2003.

Depreciation and Amortization

     Depreciation and amortization was $4.5 million in the third quarter of 2004, a $0.6 million decrease from the third quarter of 2003. The decrease was primarily due to corporate asset write-offs in the latter half of 2003. Depreciation and amortization was 5% of total revenues in the third quarters of both 2004 and 2003.

Other Expenses

     Other expenses were $2.5 million in the third quarter of 2004, a $4.1 million decrease from the third quarter of 2003. The decrease was primarily due to a $3.8 million decrease in restatement costs ($3.8 million in 2003 and zero in 2004), $1.4 million decrease in costs related to unit closures and $0.3 million decrease in shareholder litigation and other costs partially offset by a $1.4 million increase in asset impairments.

Interest Expense, Net

     Interest expense, net was $1.4 million in the third quarters of both 2004 and 2003.

Income Tax Expense

     Our effective tax rate in the third quarter of 2004 was 0.0% compared to an effective tax rate of 38.7% in the third quarter of 2003. The decrease in our effective tax rate was primarily due to the reduction in our income tax liability accounts attributable to the resolution of certain tax matters.

Discontinued Operations, Net of Income Taxes

     Discontinued operations, net of income taxes was a loss of $5.4 million in the third quarter of 2004, compared to a loss of $1.9 million in the third quarter of 2003. In the third quarter of 2004, we recognized a net loss of $4.9 million relating to the operations of Cinnabon (which included an impairment of goodwill and other intangible assets of $6.5 million) and a net loss of $0.5 million relating to certain adjustments to the sales price of Seattle Coffee which was sold in 2003. In the third quarter of 2003, we recognized net income of $0.2 million relating to the operations of Cinnabon and a net loss of $2.1 million relating to the sale of Seattle Coffee.

Comparisons for the Forty Weeks Ended October 3, 2004 and October 5, 2003

Sales by Company-Operated Restaurants

     Sales by Company-operated restaurants were $238.5 million in the forty week period ended October 3, 2004, a $12.3 million increase from the comparable period in 2003. Of the $12.3 million increase in sales by company-operated restaurants, approximately $13.2 million was due to the consolidation of certain VIE relationships upon our adoption of FIN 46R in 2004. Approximately $8.2 million of the increase was attributable to an increase in same-store sales for the forty week period ended October 3, 2004 compared to the forty week period ended October 5, 2003 (a 5.1% increase in same-store sales at Church’s company-operated restaurants and a 0.1% increase in same-store sales at Popeyes company-operated restaurants). The increase was partially offset by a $6.0 million decrease in sales from company-operated restaurants due to the closing of 16 underperforming Popeyes restaurants in the third and fourth quarters of 2003 and $3.1 million decrease relating to the transfer of 12 company-operated Popeyes restaurants to a franchisee during 2004

Franchise Revenues

     Franchise revenues were $81.6 million in the forty week period ended October 3, 2004, a $3.7 million increase from the comparable period in 2003. Of the $3.7 million increase in franchise revenues, approximately $2.9 million was due to an increase in royalties resulting from an increase in the number of franchised units and an approximately $1.1 million increase attributable to an increase in same-store sales for the forty weeks ended October 3, 2004 compared to the forty weeks ended October 5, 2003. The overall increase was partially offset by a $0.3 million decrease in franchise fees due to fewer unit openings in the forty weeks ended October 3, 2004 compared to the forty weeks ended October 5, 2003.

Other Revenues

     Other revenues were $11.8 million in the forty week period ended October 3, 2004, a $0.5 million decrease from the comparable period in 2003. The decrease was attributable to a decrease in rental income resulting from the closure of franchised units which were under lease arrangements with Church’s.

Restaurant Employee, Occupancy and Other Expenses

     Restaurant employee, occupancy and other costs were $124.0 million in the forty week period ended October 3, 2004, a $10.9 million increase from the comparable period in 2003. This increase was attributable to $8.1 million in expense added from the consolidation of certain VIE relationships upon our adoption of FIN 46R in 2004, $4.5 million of primarily higher labor and restaurant information technology expenses at Church’s and approximately $2.8 million in higher expenses from higher same-store sales at company-operated Church’s and Popeyes restaurants. These increases were partially offset by a $4.6 million decrease in expenses due to the closing of 16 Popeyes company-operated restaurants in the third and fourth quarters of 2003 and the transfer of 12 company-operated Popeyes restaurants to a franchisee during 2004. Restaurant employee, occupancy and other expenses were approximately 52% and 50%, respectively, of sales from company-operated restaurants in the first forty weeks of 2004 and 2003.

Restaurant Food, Beverages and Packaging

     Restaurant food, beverage and packaging costs were $74.0 million in the forty week period ended October 3, 2004, a $6.6 million increase from the comparable period in 2003. This increase was attributable to $3.8 million in expense added from the consolidation of certain VIE relationships upon our adoption of FIN 46R in 2004, approximately $3.5 million attributable to increasing chicken costs and $1.8 million in higher food costs from higher same-store sales at company-operated Church’s and Popeyes restaurants. These increases were partially offset by a $3.2 million decrease in costs related to the closing of 16 Popeyes company-operated units, which were closed in the third and fourth quarters of 2003 and the transfer of 12 company-operated Popeyes restaurants to a franchisee during 2004. Restaurant food, beverage and packaging costs were approximately 31% and 30%, respectively, of sales from company-operated restaurants in the first forty weeks of 2004 and 2003.

General and Administrative Expenses

     General and administrative expenses were $80.9 million in the forty week period ended October 3, 2004, a $12.7 million increase from the comparable period in 2003. Approximately $5.2 million of the increase was associated with our corporate operations, mainly due to increased contract labor and consulting fees to support our Sarbanes-Oxley implementation, our 2004 audit, exploration of strategic alternatives with respect to Cinnabon and Church’s and implementation of new information technology systems and higher administrative bonuses, partially offset by lower salary costs at our corporate headquarters due to a reduced headcount. Approximately $5.0 million of the increase is associated with our Popeyes brand, mainly due to higher legal and other costs associated with the settlement of certain franchisee disputes and higher severance and franchisee support costs. Approximately $2.5 million of the increase is associated with our Church’s brand, mainly due to higher franchise support costs and higher administrative bonuses.

     On a consolidated basis, general and administrative expenses were approximately 24% and 22%, respectively, of total revenues in the first forty weeks of 2004 and 2003.

Depreciation and Amortization

     Depreciation and amortization was $16.6 million in the forty week period ended October 3, 2004, a $0.6 million decrease from the comparable period in 2003. The decrease was primarily due to corporate asset write-offs in the latter half of 2003. Depreciation and amortization was approximately 5% of total revenues in the first forty weeks of both 2004 and 2003.

Other Expenses

     Other expenses were $3.8 million in the forty week period ended October 3, 2004, a $11.7 million decrease from the comparable period in 2003. The decrease was primarily due to a $10.0 million decrease in restatement costs ($10.0 million in 2003 and zero in 2004); a $1.8 million decrease in costs related to unit closures and a $0.7 million decrease in asset impairments; partially offset by a $0.3 million decrease in gains from assets sales; and $0.5 million of shareholder litigation costs in 2004.

Interest Expense, Net

     Interest expense, net was $4.8 million in the forty week period ended October 3, 2004, a $0.7 million decrease from the comparable period in 2003. The decrease was principally related to lower debt balances and lower interest rates.

Income Tax Expense

     Our effective tax rate in the forty week period ended October 3, 2004 was 32.7%, compared to an effective tax rate of 37.6% in the comparable period in 2003. The decrease in our effective tax rate was primarily due to the reduction in our income tax liability accounts attributable to the resolution of certain tax matters.

Discontinued Operations, Net of Income Taxes

     Discontinued operations, net of income taxes was a loss of $6.1 million in the forty week period ended October 3, 2004, compared to a loss of $2.6 million in the comparable period in 2003.

     In the forty week period ended October 3, 2004, we recognized a net loss of $5.6 million relating to the operations of Cinnabon (which included an impairment of goodwill and other intangible assets of $6.5 million) and a net loss of $0.5 million relating to certain adjustments to the sales price of Seattle Coffee which was sold in 2003. In the forty week period ended October 5, 2003, we recognized a combined net loss of $0.5 million relating to the operations of Cinnabon and Seattle Coffee and a net loss of $2.1 million relating to the sale of Seattle Coffee.

Cumulative Effect of Accounting Changes, Net of Income Taxes

     In the first quarter of 2004 we adopted FIN 46R and were required to consolidate three franchisee relationships. In conjunction with our adoption of FIN 46R, we recorded a cumulative effect adjustment that decreased net income by $0.5 million in the forty weeks ended October 3, 2004.

     In the first quarter of 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. As a result of obligations under certain leases that are within the scope of SFAS 143, we recorded a cumulative effect adjustment of $0.6 million ($0.4 million after tax) in the forty weeks ended October 5, 2003.

Consolidated Cash Flows: Comparison of the First Forty Weeks of 2004 and 2003

(in millions)	2004	2003
Cash flows provided by operating activities	$40.7	$44.9
Cash flows provided by (used in) investing activities	(13.5)	44.8
Cash flows (used in) financing activities	(17.7)	(95.5)

Net increase (decrease) in cash	$9.5	$(5.8)

     Cash flows provided by operating activities. Net cash flows provided by operating activities were $40.7 million in the forty weeks ended October 3, 2004, a $4.2 million decrease from the comparable period in 2003. The decrease was principally the result of (i) a $15.5 million lower net provision of cash resulting from changes in operating assets and liabilities; partially offset by (ii) a $9.6 million higher provision of cash from the operating activities of discontinued operations; and (iii) a $1.7 million increase in income from continuing operations before consideration of non-cash charges for accounting changes, depreciation and amortization, asset write-downs, provisions for bad debts, deferred taxes, non-cash interest, gains and losses, stock compensation and minority interest.

     Cash flows provided by (used in) investing activities. Net cash flows used in investing activities were $13.5 million in the forty weeks ended October 3, 2004, a $58.3 million increase in use of cash from the comparable period in 2003. The increase was principally due to net proceeds of $62.1 million provided by the sale of Seattle Coffee in 2003 (compared to $1.0 million use of cash associated with the settlement of an indemnity, in 2004, relating to that sale); which was partially offset by lower capital expenditures in the first forty weeks of 2004 versus the comparable period in 2003. In the forty weeks ended October 3, 2004, capital expenditures were $15.3 million versus $19.5 million in the comparable period in 2003.

     Cash flows used in financing activities. Net cash flows used in financing activities was $17.7 million in the forty weeks ended October 3, 2004. This was principally composed of $13.4 million of principal payments on the term loans associated with our 2002 Credit Facility; $8.8 million of net repayments under our revolver; and a $1.5 million increase in restricted cash, partially offset by $2.9 million increase in bank overdrafts; $2.6 million of proceeds from the exercise of stock options; and a net $0.5 million provision of cash associated with other financing activities.

     Net cash flows used in financing activities was $95.5 million in the forty weeks ended October 5, 2003. This was principally composed of $48.1 million of principal payments on the term loans associated with our 2002 Credit Facility; $16.7 million of net repayments under our revolver; $30.2 million increase in restricted cash; $2.0 million of payments associated with other notes; and a net $1.2 million use of cash associated with other financing activities; partially offset by $2.7 million of proceeds from the exercise of stock options.

Liquidity and Capital Resources

     We have financed our business activities primarily with funds generated from operating activities and borrowings under our 2002 Credit Facility. Based upon our current level of operations, available borrowings under our lines of credit ($41.7 million available as of October 3, 2004), and anticipated tax refunds, we believe that we will have adequate cash inflows to meet our anticipated future requirements for working capital, including various contractual obligations, and for capital expenditures throughout 2004 and 2005.

     As it concerns our sale of Cinnabon, $16.5 million of the proceeds must be used to prepay outstanding indebtedness under our 2002 Credit Facility. Contractual commitments related to leases and D&T fees, as disclosed in our 2003 Annual Report filed on Form 10-K/A are expected to decline due to this sale. We anticipate that the impact of the sale on 2005 contractual commitments will be to lower consolidated lease expenses by an estimated $6.9 million and lower expenses associated with our D&T contracts by $0.5 million. We anticipate that the sale will also reduce rental income by $3.0 million in 2005.

As it concerns our pending sale of Church’s, the net proceeds (as defined by the 2002 Credit Facility) must first be used to prepay outstanding indebtedness under our 2002 Credit Facility. Contractual commitments related to leases and D&T fees, as disclosed in our 2003 Annual Report filed on Form 10-K/A are expected to decline due to this pending sale. We anticipate that the impact of the sale on 2005 contractual commitments will be to lower consolidated lease expenses by an estimated $4.8 million and lower expenses associated with our D&T contracts by $1.7 million. We anticipate that the pending sale will also reduce rental income by $6.5 million in 2005.

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

     Executive Risk, the past provider of our initial layer of D&O liability insurance for AFC Enterprises, Inc., delivered to the Company on August 27, 2004, a notice of rescission of its D&O insurance policy and returned the insurance premiums paid by the Company. Executive Risk also filed a declaratory judgment in the Northern District of Georgia seeking rescission of the D&O policy and other relief based on allegations that the policy was procured through material misstatements or omissions.

     During 2003 and 2004, we obtained amendments to our 2002 Credit Facility extending the periods in which we may file our 2002 and 2003 audited financial statements, our 2003 quarterly financial statements, and to adjust certain financial ratios for 2003. Without the amendments, the Company, at various times during 2003 and the first quarter of 2004, would have been in default of the 2002 Credit Facility and the entire outstanding amount of the term loans and the revolver would have been subject to acceleration by the facility’s lenders. If we are not able to continue to provide timely financial information to the lenders as required under the 2002 Credit Facility, there can be no assurance that such lenders will provide future relief through waivers or additional amendments. If we default on the terms and conditions of the 2002 Credit Facility and the facility’s lenders accelerate the debt, such developments will have a material adverse impact on the Company’s financial condition and its liquidity. As of October 3, 2004, we were in compliance with the financial and other covenants of our 2002 Credit Facility, as amended.

     Due to the diminishing availability of fast-food sized chickens and other market forces, we are experiencing, and for the balance of 2004 we may continue to experience, rising chicken costs. Presently, our chicken pricing contracts are being renegotiated.

     In the fourth quarter of 2004 and into 2005, we plan to streamline our corporate and brand operations. We expect that such efforts will reduce general and administrative expenses in future periods. At the same time, we are experiencing rising professional fees and contract labor associated with our audit, Sarbanes-Oxley implementation, our exploration of strategic alternatives with respect to Cinnabon and Church’s, additional remaining severance costs associated with our head count reduction at the corporate center and legal matters which are expected to extend through the first quarter of 2005.

Capital Expenditures

     Our capital expenditures consist of re-imaging activities associated with company-operated QSRs, new unit construction and development, equipment replacements, the purchase of new equipment for our company-operated QSRs, investments in information technology, accounting systems, and improvements at corporate and brand offices. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per unit basis typically cost between $70,000 and $160,000. Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our 2002 Credit Facility.

     During the forty week period ended October 3, 2004, we invested $15.3 million in various capital projects, including $4.4 million in new and relocated QSRs, $1.6 million in our re-imaging program, $3.0 million in other capital assets to replace and extend the lives of company-operated QSR equipment and facilities, $5.1 million for information technology systems, and $1.2 million to complete other projects.

     During the forty week period ended October 5, 2003, we invested $19.5 million in various capital projects, including $4.4 million in new and relocated QSRs, $1.9 million in our re-imaging program, $0.7 million in our Seattle Coffee wholesale operations, $4.3 million in other capital assets to replace and extend the lives of company-operated QSR equipment and facilities, $8.0 million for information technology systems and $0.2 million to complete other projects.

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

Forward-Looking Statements

     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are adverse effects of litigation or regulatory actions arising in connection with the restatement of our previously issued financial statements, pending sale of Church’s, the loss of franchisees and other business partners, failure of our franchisees, the loss of senior management and the inability to attract and retain additional qualified management personnel, a decline in the number of new units to be opened by franchisees, the need to continue to improve our internal controls, our ability to successfully implement new computer systems, our inability to successfully complete our Sarbanes-Oxley Section 404 compliance procedures in a timely manner, limitations on our business under our 2002 Credit Facility, a decline in our ability to franchise new units, increased cost of our principal food products, labor shortages, or increased labor costs, slowed expansion into new markets, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, unexpected and adverse fluctuations in quarterly results, increased government regulation, growth in our franchise system that exceeds our resources to serve that growth, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2003 Annual Report on Form 10-K/A and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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

     In order to ensure favorable pricing for fresh chicken purchases and maintain an adequate supply of fresh chicken for AFC and its franchisees, Supply Management Services, Inc. (a not-for-profit purchasing cooperative formed by AFC and its franchisees) has entered into chicken pricing contracts with chicken suppliers.

     Due to the diminishing availability of fast-food sized chickens and other market forces, we are experiencing, and for the balance of 2004 we may continue to experience, rising chicken costs. Presently, new chicken pricing contracts are being negotiated.

     Foreign Currency Exchange Risk. We are exposed to currency risk from the potential changes in foreign currency rates that directly impact our revenues and cash flows from our international franchise operations. For the first forty weeks of 2004 and 2003, foreign-sourced revenues represented 3.2% and 3.1%, respectively, of total revenues. As of October 3, 2004, approximately $2.5 million of our accounts receivable were denominated in foreign currencies.

     Due to our international operations, we are exposed to risks from changes in international economic conditions and changes in foreign currency rates. On a limited basis, we have entered into foreign currency agreements with respect to the Korean Won to reduce our foreign currency risks associated with royalty streams from franchised operations in Korea.

     Interest Rate Risk. Our net exposure to interest rate risk consists of our borrowings under our 2002 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of October 3, 2004, the balances outstanding under our 2002 Credit Facility totaled $107.1 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2002 Credit Facility would be approximately $1.1 million.

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

     Our evaluation of AFC’s Disclosure Controls. As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of AFC’s Disclosure Controls as of October 3, 2004, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. This evaluation included a review of certain deficiencies in internal controls noted by our independent auditors and management during the audit of our 2002 financial statements (and the re-audit and restatement of our 2001 and 2000 financial statements) and certain corrective actions taken throughout 2003 and 2004 to improve our internal controls. See Item 9A of our 2003 Annual Report on Form 10-K/A for information concerning the referenced evaluation and various corrective actions. In the third quarter of 2004, we continued implementing the corrective actions, which we believe have and will further strengthen our controls and procedures.

     Based on that evaluation, our CEO and CFO concluded that our disclosure controls were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. During the third quarter of 2004, we implemented significant upgrades to our general ledger and financial reporting systems and contracted with an outside services provider to perform employee payroll services. We believe these measures have improved our overall system of internal controls. Except for the improvements noted in the previous sentence, during the third quarter of 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     We are endeavoring to comply with the Section 404 requirements. This involves defining and documenting our internal controls processes, evaluating the effectiveness of these controls and establishing appropriate monitoring and reporting systems. We have substantially completed our efforts to define and document our system of internal controls and we are in the process of testing our key controls. Our independent auditors have commenced a review of our documentation of our system of internal controls and they have begun performing their own tests of our controls.

     In the process of documenting and testing our systems pursuant to the Section 404 requirements, we have identified deficiencies in certain control activities (none of which that we believe constitutes a material weakness in internal control as that term is defined by the Public Company Accounting Oversight Board), and we are actively working to remediate such deficiencies and to otherwise implement improvements in our system of internal controls. We anticipate that the remediation and improvement processes will continue through the remainder of 2004. As we continue these efforts, we may identify additional deficiencies, which may need to be remedied, or which may constitute significant deficiencies or material weaknesses in our internal controls over financial reporting.

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

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of our legal matters, see Note 4 to our condensed consolidated financial statements at Part 1, Item 1 of this Quarterly Report on Form 10-Q. That note is hereby incorporated by reference into this Item 1.

Item 4. Submission of Matters to a Vote of Security Holders

     At our 2004 Annual Shareholders Meeting held on July 19, 2004, the shareholders elected the following nominees to the board of directors to serve a one-year term with votes cast as follows:

Frank J. Belatti	Dick R. Holbrook
For: 27,153,248	For: 27,236,998
Withheld: 86,293	Withheld: 2,543

Carolyn Hogan Byrd	Victor Arias, Jr.
For: 27,146,676	For: 27,224,873
Withheld: 92,865	Withheld: 14,668

R. William Ide, III	Kelvin J. Pennington
For: 27,164,698	For: 27,157,126
Withheld: 74,843	Withheld: 82,415

John M. Roth	Ronald P. Spogli
For: 27,192,590	For: 27,237,498
Withheld: 46,951	Withheld: 2,043

Peter Starrett
For: 27,219,768
Withheld: 19,773

     The shareholders also approved a proposal to change the Company’s bylaws to have an odd number of directors with votes cast as follows:

For: 27,233,047
Withheld: 284
Against: 6,210

Item 6. Exhibits

(a)	Exhibits

Exhibit 2.1	Stock Purchase Agreement dated September 3, 2004, by and among AFC Enterprises, Inc. and Focus Brands Inc. (the “Stock Purchase Agreement”) (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on November 5, 2004).

Exhibit 2.2	First Amendment dated November 1, 2004 to Stock Purchase Agreement (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on November 5, 2004).

Exhibit 2.3	Second Amendment dated November 4, 2004 to Stock Purchase Agreement (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K filed on November 5, 2004).

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 4.1	Form of Registrant’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-52608) on December 20, 2000).

Exhibit 10.1	Asset Purchase Agreement dated October 30, 2004 by and among AFC Enterprises Inc. and Cajun Holding Company (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 2, 2004).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 9 to the condensed consolidated financial statements in this report.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: November 12, 2004	By:	/s/ Frederick B. Beilstein

Frederick B. Beilstein
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)