Form 10-K
period 2004-12-26
AFC ENTERPRISES INC
filed 2005-03-28
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004

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
Title of each class
Common stock, $0.01 par value per share
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
          The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 11, 2004 (the last day of the registrant’s second quarter for 2004), as quoted by the National Quotation Service, was approximately $372,388,000. As of February 20, 2005, there were 29,308,348 shares of the registrant’s common stock outstanding.
Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2005 annual meeting of shareholders are incorporated by reference into Part II of this report.

AFC ENTERPRISES, INC.
INDEX TO FORM 10-K

PART I
Item 1.	Business	1
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 4A.	Executive Officers	12
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 8.	Consolidated Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
Item 9A.	Controls and Procedures	46
Item 9B.	Other Information	47
PART III
Item 10.	Directors and Executive Officers of the Registrant	48
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13.	Certain Relationships and Related Transactions	48
Item 14.	Principal Accountant Fees and Services	49
PART IV
Item 15.	Exhibits and Financial Statement Schedules	50
EX-3.2 AMENDED AND RESTATED BYLAWS OF AFC ENTERPRISES, INC.
EX-10.46 2005 SHORT TERM INCENTIVE PLAN
EX-10.58 FIRST AMENDMENT TO AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.62 FIRST AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.63 FIRST AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.64 INDEMNITY AGREEMENT DATED OCTOBER 14, 2004
EX-10.65 INDEMNITY AGREEMENT DATED FEBRUARY 5, 2005
EX-10.66 AMENDED AND RESTATED CREDIT AGREEMENT
EX-10.67 EMPLOYMENT AGREEMENT, KENNETH L. KEYMER
EX-10.68 FIRST AMENDMENT TO EMPLOYMENT AGREEMENT, KENNETH L.KEYMER
EX-21.1 SUBSIDIARIES OF AFC
EX-23.1 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I.

Item 1.	BUSINESS
      AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates and franchises quick-service restaurants (generally referred to as “restaurants,” “QSRs” or “units”) under the trade name Popeyes® Chicken & Biscuits (“Popeyes”). Popeyes is our sole business segment within continuing operations.
      Historically, AFC operated a bakery segment which included the bakery and franchise operations of Cinnabon, Inc.® (“Cinnabon”); a coffee segment which included the cafe and franchise operations of Seattle Coffee Company (“Seattle Coffee”); and a chicken segment which included the restaurant and franchise operations of both Popeyes and Church’s Chicken™(“Church’s”).
      On December 28, 2004, we sold our Church’s brand to an affiliate of Crescent Capital Investments, Inc. for approximately $379.0 million in cash and a $7.0 million subordinated note, subject to customary closing adjustments. Concurrent with the sale of Church’s, we sold certain real property to a Church’s franchisee for approximately $3.7 million in cash. The combined cash proceeds of these two sales, net of transaction costs and adjustments, are estimated at $373.0 million.
      On November 4, 2004, we sold our Cinnabon subsidiary to Focus Brands Inc. for approximately $21.0 million in cash, subject to customary closing adjustments. Proceeds of the sale, net of transaction costs and adjustments, were approximately $19.6 million. The sale included certain franchise rights for Seattle’s Best Coffee® which were retained following the sale of Seattle Coffee to Starbucks Corporation in July 2003.
      On July 14, 2003, we sold our Seattle Coffee subsidiary to Starbucks Corporation for approximately $72.0 million in cash, subject to customary closing adjustments. Proceeds of the sale, net of transaction costs and adjustments, were approximately $61.3 million (including a $0.8 million downward adjustment to the original purchase price that was made during 2004). Seattle Coffee was the parent company for AFC’s Seattle’s Best Coffee® and Torrefazione Italia® Coffee brands. In this transaction, the Company sold substantially all of the continental U.S. and Canadian operations of Seattle Coffee and its wholesale coffee business.
Brand Profiles
      Popeyes® Chicken & Biscuits. Founded in New Orleans, Louisiana in 1972, our Popeyes brand is renowned for its signature spicy and mild fried chicken and its Louisiana themed side items. As of December 26, 2004, there were 1,825 Popeyes restaurants worldwide. These restaurants were located in 43 states and the District of Columbia, which comprise our domestic operations; and Puerto Rico, Guam and 22 foreign countries, which comprise our international operations. The map below shows the concentration of our 1,472 domestic restaurants, by state.

      Of our 56 company-operated Popeyes restaurants, more than 95% were concentrated in Louisiana and Georgia. Of our 1,416 domestic franchised Popeyes restaurants, more than 70% were concentrated in Texas, California, Louisiana, Florida, Illinois, Maryland, New York, Mississippi, Georgia and Virginia. Of our 353 international franchised Popeyes restaurants, more than 65% were located in Korea, Indonesia and Canada.
      During 2004, the Popeyes restaurant system generated over $1.5 billion of sales. Measured by system-wide sales, Popeyes is currently the third largest chicken QSR concept in the world.
      Church’s Chicken. Church’s is one of the oldest QSR systems in the United States. It serves traditional Southern fried chicken and other Southern specialties. On December 28, 2004, we sold Church’s to an affiliate of Crescent Capital Investments, Inc. In the Consolidated Financial Statements, Church’s is included as a component of our discontinued operations. See Note 23 of the Consolidated Financial Statements for a discussion of the sale transaction and Church’s historical operations.
      As of December 26, 2004, there were 1,553 Church’s restaurants worldwide. These restaurants were located in 29 states, Puerto Rico and 15 foreign countries. During 2004, the Church’s restaurant system generated approximately $1.0 billion of sales.
      Of Church’s 283 company-operated restaurants, more than 75% were concentrated in Texas, Georgia and Arizona. Of Church’s 937 domestic franchised restaurants, more than 60% were concentrated in Texas, California, Louisiana, Florida, Georgia and Alabama. Of Church’s 333 international franchised restaurants, more than 75% were located in Puerto Rico, Indonesia and Mexico.
AFC’s Overall Business Strategy
      For AFC, 2004 was an eventful year. We re-examined our strategies at both our corporate and brand levels, and determined to (i) sell Cinnabon and Church’s, (ii) focus our management team on strengthening and growing our Popeyes brand, and (iii) significantly reduce our corporate operations — generally, and in response to the divestitures of Cinnabon and Church’s. As part of our Church’s sale (which occurred just after our 2004 fiscal year end), we also restructured our 2002 Credit Facility. We consider that restructuring an interim measure toward a broader re-examination of our capital structure.
For 2005, our key corporate strategies relate to:

1.	Restructuring our Corporate Staff. As part of our efforts to reduce overhead costs, we have reduced our corporate staffing from 86 persons as of December 28, 2003 to 17 persons as of January 3, 2005. Some of this reduction involved persons transferred to our brand operations (Popeyes, Church’s and Cinnabon), while some of it constituted a permanent reduction in company-wide staffing. We also terminated our corporate lease and re-leased a portion of our former space for part of 2005.

During 2005, we expect to further reduce our corporate staffing and to eventually integrate the remaining AFC corporate employees into the corporate function at Popeyes.

2.	Deploying the Cash Proceeds from the Church’s Sale. Two days after our 2004 fiscal year end, we sold our Church’s operations and certain real property. Cash proceeds from these sales, net of transaction costs and adjustments, are estimated at $373.0 million. We are exploring alternative uses for these proceeds.

Presently the proceeds from the Church’s sale are invested in bank repurchase agreements, money market funds, high quality municipal securities, commercial paper and variable rate demand notes.

3.	Restructuring Our Financing Relationships. Our 2002 Credit Facility was amended and restated in conjunction with the sale of Church’s. As a condition to obtaining lender approval and release of the liens associated with the Church’s assets, we agreed to deposit $125.5 million of the proceeds from the sale of Church’s into an account to collateralize outstanding indebtedness of the facility and certain contingencies. Also, debt maturities associated with the facility were accelerated to March 2006.

Presently, we are pursuing refinancing alternatives as it concerns our 2002 Credit Facility in order to release the cash collateral referred to above, expand our ability to use the proceeds from the Church’s sale, and to establish a debt structure that will meet our capital needs in the years ahead.

4.	Reducing General and Administrative Expenses. During 2003 and 2004, our general and administrative expenses rose significantly, despite an ongoing effort to reduce such costs. The cost of implementing new information technology systems, the cost associated with our Sarbanes-Oxley compliance testing and improvement measures, audit fees, outside consultant fees and severance payments increased our general and administrative expenses in both those years. We expect most of these cost components to decline in 2005, as well as salary costs associated with our corporate operations. However, we expect increased severance costs in 2005.
During 2005, we will work to eliminate spending that creates minimal value and redundancies in our work flow. We will also review and seek to improve the terms of key vendor relationships.
For 2005, our key operational strategies at Popeyes relate to:

1.	Growing System Sales Through Increased Franchising. We intend to pursue business growth principally through franchising activities. We believe that our focus on franchising provides us with higher profit margins and enhanced investment returns when compared to a growth strategy principally focused on building new company-operated restaurants. As of December 26, 2004, approximately 97% of Popeyes 1,825 system-wide restaurants were franchised, and we had development commitments from existing and new franchisees to open 635 additional restaurants.

2.	Growing System Sales Through Menu Enhancements. We are continuing to review our Popeyes menu to find the optimal mix of products that drive our lunch, snack and dinner day-parts and help bring incremental transactions into our restaurants and the restaurants of our franchisees. Our focus includes additional boneless chicken offerings (sandwiches and strips) and new seafood offerings.

3.	Growing System Sales Through Restaurant Development and Re-imaging. We and our franchisees are in the process of reimaging our Popeyes system from our previous “Red-White-Blue” restaurant image to our updated “Heritage” image, which provides a distinctive image incorporating elements of New Orleans architecture and colors. Approximately 45% of Popeyes system-wide restaurants have adopted the Heritage format and we anticipate having the entire system converted to the Heritage format by 2008.

4.	Growing System Sales Through Creative Marketing. We are continuing to review our media and advertising strategies to maximize the effectiveness of the marketing funds generated from our Popeyes system. Our advertising continues to emphasize our distinctive food and flavors using tag lines and props that are catchy and memorable. Our media spending typically focuses on television, radio and print options at the local market level rather than a national focus because we believe this maximizes the effectiveness of our media dollars.

5.	Growing System Sales Through Improved Restaurant Operations. A key opportunity for Popeyes will be to drive top line sales by improving the level of operations in our restaurants, both in the dining room and at the drive-thru. In 2004, we made significant investments to improve the level and number of field service personnel for operations, marketing and development, as well as adding a system-wide mystery shop program that periodically reviews all restaurants in our domestic system.
Franchise Development
      Our strategy places a heavy emphasis on growing our Popeyes system through franchising activities. The following discussion describes the standard arrangements we enter into with our Popeyes franchisees.
      Domestic Development Agreements. Our domestic franchise development agreements provide for the development of a specified number of Popeyes restaurants within a defined geographic territory. Generally, these agreements call for the development of the restaurants over a specified period of time, up to four years, with target opening dates for each unit. Our Popeyes franchisees currently pay a development fee of $7,500 per unit. These development fees typically are paid when the agreement is executed, and they are non-refundable.
      International Development Agreements. Our international franchise development agreements are similar to our domestic franchise development agreements, though the development time frames can be a bit longer and the fee can be as much as $45,000 for each unit developed. Our international franchisees are also required to prepay as much as $15,000 per unit in franchise fees at the time their franchise development agreement is executed. Depending on the market and developer, limited sub-franchising rights may be granted.
      Domestic Franchise Agreements. Once we execute a development agreement, approve a site to be developed under that agreement, and our franchisee secures the real property, we enter into a franchise agreement with our franchisee that conveys the right to operate the specific Popeyes restaurant at the site. Our current franchise agreements provide for payment of a franchise fee of $30,000 per location.
      Our Popeyes franchise agreements generally require franchisees to pay a 5% royalty on net restaurant sales. In addition, our franchise agreements require franchisees to participate in certain advertising funds. Payments to the advertising funds are generally 3% of net restaurant sales for Popeyes franchisees. Some of our older franchise agreements provide for lower royalties and advertising fund contributions. These older agreements constitute a decreasing percentage of our total outstanding franchise agreements.
      International Franchise Agreements. The terms of our international franchise agreements are substantially similar to those included in our domestic franchise agreements, except that international franchisees must prepay up to $15,000 per unit in franchise fees at the time their related franchise development agreement is executed. These agreements may be modified to reflect the multi-national nature of the transaction and to comply with the requirements of applicable local laws. In addition, royalty rates may differ from those included in domestic franchise agreements, and generally are slightly lower due to the greater number of units required to be developed by our international franchisees.
      All of our franchise agreements require that each franchisee operate its restaurant in accordance with our defined operating procedures, adhere to the menu established by us and meet applicable quality, service, health and cleanliness standards. We may terminate the franchise rights of any franchisee who does not comply with these standards and requirements.
Site Selection
      For new domestic restaurants, we employ a site identification and new unit development process that assists our franchisees and us in identifying and obtaining favorable sites. This process begins with an overall market plan for each targeted market, which we develop together with each of our franchisees. Domestically, we primarily emphasize freestanding sites and “end-cap, in-line” strip-mall sites with ample parking and easy access from high traffic roads.
      Each international market has its own factors that lead to venue and site determination. In those markets, we use different venues including freestanding, in-line, delivery, food-court, transportation and other non-traditional venues. Market development strategies are a collaborative process between Popeyes and our franchisees so we can leverage local market knowledge.
Suppliers and Purchasing Cooperative
      Suppliers. Our franchisees are required to purchase all ingredients, products, materials, supplies and other items necessary in the operation of their businesses solely from suppliers who have been approved by us. These suppliers must demonstrate the ability to meet our standards and specifications and possess adequate quality controls and capacity to supply our franchisees’ reliably.
      Purchasing Cooperative. Supplies are generally provided to our domestic franchised and company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We, our Popeyes franchisees and the owners of Church’s restaurants and Cinnabon bakeries hold membership interests in SMS in proportion to the number of units owned by each.
      As of December 26, 2004, we held a membership interest in SMS of approximately 11% and we held three of its eleven board seats. Concurrent with the sale of Church’s on December 28, 2004, our membership interest in SMS declined to approximately 2% and we held two of its eleven board seats.
      Our Popeyes (and historically our Church’s) franchise agreements require that each franchisee join SMS.
      Supply Agreements. The principal raw material for a Popeyes restaurant operation is fresh chicken, which for our company-operated restaurants constitutes more than 40% of our “restaurant food, beverages and packaging” costs. Our company-operated and franchised restaurants purchase fresh chicken, through SMS, from various suppliers who service us from 24 plant locations. These costs are significantly affected by increases in the cost of fresh chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability.
      In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for AFC and its Popeyes franchisees, SMS has entered into three types of chicken purchasing contracts with chicken suppliers. The first (which pertains to the vast majority of our system-wide purchases for Popeyes) is a grain-based “cost-plus” contract for an eight-piece mix cut of bone-in chicken that utilizes prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. The others are a market-priced formula for dark meat and a grain-based “cost-plus” pricing contract for dark meat that is based on the cost-plus formula for the eight-piece mix with a maximum price for chicken during the term of the contract. These contracts include volume purchase commitments that are adjustable at the election of SMS (which is done in consultation with and under the direction of AFC and its Popeyes franchisees). In a given year, that year’s commitment may be adjusted by up to 10%, if notice is given within specified time frames; and the commitment levels for future years may be adjusted based on revised estimates of need, whether due to store openings and closings, changes in SMS’s membership, changes in the business, or changes in general economic conditions. AFC has indemnified SMS as it concerns any shortfall of annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. Information about this guarantee can be found in Item 7 of this report under the caption “Off-Balance Sheet Arrangements.”
      We have entered into long-term beverage supply arrangements with certain beverage vendors. These contracts are customary in the QSR industry. Pursuant to the terms of these arrangements, marketing rebates are provided to us and our franchisees from the beverage vendors based upon the dollar volume of purchases for our company-operated restaurants and franchised restaurants, respectively, which will vary according to our demand for beverage syrup and fluctuations in the market rates for beverage syrup.
      We also have a long-term agreement with Diversified Foods and Seasonings, Inc. (“Diversified”), under which we have designated Diversified as the sole supplier of certain proprietary products for the Popeyes system. Diversified sells these products to our approved distributors, who in turn sell them to our franchised and company-operated Popeyes restaurants.
Marketing and Advertising
      We generally market our food and beverage products to customers using a three-tiered marketing strategy consisting of (1) television and radio advertising, (2) print advertisement and signage, and (3) point-of-purchase materials. Popeyes frequently offers new programs that are intended to generate and maintain consumer interest, address changing consumer preferences and enhance our market position. New product introductions and “limited time only” promotional items also play a major role in building sales and encouraging repeat customers.
      Sales at restaurants located in markets in which we utilize television advertising are generally higher than the sales generated by restaurants that are located in other markets. Consequently, we intend to target growth of our Popeyes restaurants primarily in markets where we have or can achieve sufficient unit concentration to justify the expense of television advertising.
      Together with our Popeyes franchisees, we contribute to a national advertising fund to pay for the development of marketing materials and also contribute to local advertising funds to support programs in our local markets. In markets where there is sufficient unit concentration to affect such savings, we and our franchisees have experienced significant savings in our marketing programs through our advertising cooperatives. In 2004, we and our Popeyes franchisees contributed approximately $53.7 million to this advertising fund.
Employees
      As of December 26, 2004, we had 4,776 hourly employees working in our company-operated restaurants (of which 3,148 were associated with Church’s). Additionally, we had 829 employees involved in the management of our company-operated restaurants, comprised of multi-unit managers and field management employees (of which 623 were associated with Church’s). We also had 328 employees responsible for corporate administration, franchise administration and business development (of which 142 were associated with Church’s). As discussed elsewhere in this Item 1, on December 28, 2004, we sold Church’s to an affiliate of Crescent Capital Investments, Inc.
      None of our employees are covered by a collective bargaining agreement. We believe that the dedication of our employees is critical to our success and that our relationship with our employees is good.
Intellectual Property and Other Proprietary Rights
      We own a number of trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, including the marks “AFC,” “AFC Enterprises,” “Popeyes,” “Popeyes Chicken & Biscuits,” and the brand logo for Popeyes, as well as the trademark “Franchisor of Choice.” We also have registered trademarks for a number of additional marks, including “Love That Chicken From Popeyes” and “New Age of Opportunity.” In addition, we have registered, or made application to register, one or more of these marks and others, or their linguistic equivalents, in approximately 91 foreign countries. There is no assurance that we will be able to obtain the registration for the marks in every country where registration has been sought. We consider our intellectual property rights to be important to our business and we actively defend and enforce them.
      Copeland Formula Agreement. We have a formula licensing agreement with Alvin C. Copeland, the founder of Popeyes. Under this agreement, we have the worldwide exclusive rights to the Popeyes spicy fried chicken recipe and certain other ingredients, which are used in Popeyes products. The agreement provides that we pay Mr. Copeland approximately $3.1 million annually through March 2029.
      King Features Agreements. We have several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which we license the image and likeness of the cartoon character “Popeye” and certain companion characters. On January 1, 2002, an amendment was made to these agreements limiting the exclusive license to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States continue to have the exclusive use of the image and likeness of the cartoon character “Popeye.” Under the amendment, we are obligated to pay King Features a royalty of approximately $0.9 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of our gross revenues from the sale of products outside of the Popeyes restaurant system. These agreements extend through June 30, 2010.
International Operations
      An important component of our overall business strategy is to expand our international operations through franchising. As of December 26, 2004, we franchised internationally 353 Popeyes restaurants. In 2004, franchise revenues from these operations represented approximately 9.1% of our total franchise revenues from our Popeyes system. Within our continuing operations, for each of 2004, 2003 and 2002, foreign-sourced revenues represented 4.0%, 4.5% and 4.0% of total revenues, respectively.
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
Seasonality
      Seasonality has little effect on our Popeyes operations.
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
Government Regulation
      We are subject to various federal, state and local laws affecting our business, including various health, sanitation, fire and safety standards. Newly constructed or remodeled restaurants are subject to state and local building code and zoning requirements. In connection with the re-imaging and alteration of our company-operated restaurants, we may be required to expend funds to meet certain federal, state and local regulations, including regulations requiring that remodeled or altered units be accessible to persons with disabilities. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of new units in particular areas.
      We are also subject to the Fair Labor Standards Act and various other laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of our foodservice personnel are paid at rates related to the federal minimum wage, and increases in the minimum wage have increased our labor costs.
      Many states and the Federal Trade Commission, as well as certain foreign countries, require franchisors to transmit specified disclosure statements to potential franchisees before granting a franchise. Additionally, some states and certain foreign countries require us to register our franchise offering documents before we may offer a franchise. We believe that our uniform franchise offering circulars, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states which we have offered franchises. We believe that our international disclosure statements, franchise offering documents and franchising procedures comply, in all material respects, with the laws of the foreign countries in which we have offered franchises.
Environmental Matters
      We are subject to various federal, state and local laws regulating the discharge of pollutants into the environment. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. Certain of our current and formerly owned and/or leased properties (including certain Church’s locations) are known or suspected to have been used by prior owners or operators as retail gas stations and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks (“USTs”) and some of these properties may currently contain abandoned USTs. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current or former owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at its properties that are unrelated to USTs. We have obtained insurance coverage that we believe is adequate to cover any potential environmental remediation liabilities. We are currently not subject to any administrative or court order requiring remediation at any of our properties.
Forward Looking Statements
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
      Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: adverse effects of litigation or regulatory actions arising in connection with the restatement of our previously issued financial statements, the loss of franchisees and other business partners, failure of our franchisees, the loss of senior management and the inability to attract and retain additional qualified management personnel, a decline in the number of new units to be opened by franchisees, competition from other restaurant concepts and food retailers, the need to continue to improve our internal controls, completion by management and our independent auditors of their audit and attestation procedures under Section 404 of the Sarbanes-Oxley Act of 2002, limitations on our business under our credit facility, a decline in our ability to franchise new units, increased costs of our principal food products, labor shortages or increased labor costs, slowed expansion into new markets, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, unexpected and adverse fluctuations in quarterly results, increased government regulation, general economic conditions, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Financial Condition and Results of Operations” for a discussion of these factors.
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
      We either own, lease or sublease the land and buildings for our company-operated restaurants. In addition, we own, lease or sublease land and buildings, which we lease or sublease to our franchisees and third parties.
      The following table sets forth the locations by state of our domestic company-operated restaurants as of December 26, 2004 (including 283 Church’s restaurants):

	Land and	Land and/or
	Building Owned	Building Leased	Total

Texas	99	56	155
Georgia	25	28	53
Louisiana	4	33	37
Arizona	15	10	25
Alabama	15	8	23
Tennessee	12	2	14
Mississippi	10	1	11
New Mexico	5	2	7
Arkansas	5	1	6
Missouri	6	—	6
Kansas	2	—	2

Total	198	141	339

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
      Our typical leases or subleases to franchisees are triple net to the franchisee, that require them to pay minimum rent (based upon prevailing market rental rates), real estate taxes, maintenance costs and insurance premiums, as well as percentage rents based on sales in excess of specified amounts. These leases have a term that usually coincides with the term of the underlying base lease for the location. These leases are typically cross-defaulted with the corresponding franchise agreement for that site.
      At December 26, 2004, our corporate headquarters was located in approximately 75,000 square feet of leased office space in Atlanta, Georgia (which included space for the corporate operations of Cinnabon). The related lease was entered into in December 2004 when our prior lease for the same space was terminated. The new lease will expire in July 2005. In February 2005, in accordance with the provisions of the existing lease, we reduced the leased space to approximately 25,000 square feet. When the lease expires, our corporate function will be integrated into the corporate function at Popeyes.
      At December 26, 2004, we leased approximately 30,000 square feet of office space in another facility located in Atlanta, Georgia that is the headquarters for our Popeyes brand. This lease is subject to extensions through 2016. At December 26, 2004, we also leased approximately 25,000 square feet of office space in a third facility located in Atlanta, Georgia that is the headquarters for Church’s. This lease, which is subject to extensions through 2016, was assigned to an affiliate of Crescent Capital Investments, Inc. as part of the sale of Church’s on December 28, 2004.
      We believe that our leased and owned facilities provide sufficient space to support our corporate and operational needs.

Item 3.	LEGAL PROCEEDINGS
Matters Relating to the Restatement
      The Company is involved in several matters relating to its announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002 and its announcement on April 22, 2003 indicating that it would also restate its financial statements for fiscal year 2000.
      On March 25, 2003, plaintiffs filed the first of eight securities class action lawsuits in the United States District Court for the Northern District of Georgia against AFC and several of its current and former directors and officers. By order dated May 21, 2003, the district court consolidated the eight lawsuits into one consolidated action. On January 26, 2004, the plaintiffs filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) on behalf of a putative class of persons who purchased or otherwise acquired AFC stock between March 2, 2001 and March 24, 2003. In the Consolidated Complaint, plaintiffs allege that the registration statement filed in connection with AFC’s March 2001 initial public offering (“IPO”) contained false and misleading statements in violation of Sections 11 and 15 of the Securities Act of 1933 (“1933 Act”). The defendants to the 1933 Act claims include AFC, certain of AFC’s current and former directors and officers, an institutional shareholder of AFC, and the underwriters of AFC’s IPO. Plaintiffs also allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“1934 Act”) and Rule 10b-5 promulgated thereunder. The plaintiffs’ 1934 Act allegations are pled against AFC, certain current and former directors and officers of AFC, and two institutional shareholders. The plaintiffs also allege violations of Section 20A of the 1934 Act against certain current and former directors and officers and two institutional shareholders based upon alleged stock sales. The Consolidated Complaint seeks certification as a class action, compensatory damages, pre-judgment and post-judgment interest, attorney’s fees and costs, an accounting of the proceeds of certain defendants’ alleged stock sales, disgorgement of bonuses and trading profits by AFC’s CEO and former CFO, injunctive relief, including the imposition of a constructive trust on certain defendants’ alleged insider trading proceeds, and other relief. On December 29, 2004, the Court entered an Order granting in part and denying in part the Defendants’ Motions to Dismiss the Complaint. The Court dismissed all insider trading claims; dismissed Section 10(b) and Rule 10b-5 claims against certain current and former officers and directors. Because Plaintiffs declined to re-plead their allegations, the foregoing claims have been dismissed with prejudice. Subsequent to the Court’s December 29, 2004 Order, Defendants AFC and the former CFO filed a Motion to Dismiss the Section 10(b) and Rule 10b-5 claims of the named Plaintiffs for lack of standing (jurisdiction), as both remaining Plaintiffs continue to hold the AFC stock made the subject of their claims and, therefore, given the recovery and continuing rise of the AFC stock price, Plaintiffs can prove no damages under Section 10(b) or Rule 10b-5. Also, pending are certain motions filed by the outside directors for reconsideration of portions of the December 29, 2004 Order. Discovery commenced on February 23, 2005.
      On June 5, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in the United States District Court for the Northern District of Georgia against certain current and former members of the Company’s board of directors and the Company’s largest shareholder. On July 24, 2003, a different shareholder filed a substantially identical lawsuit in the same court against the same defendants. By order dated September 23, 2003, the District Court consolidated the two lawsuits into one consolidated action. On November 24, 2003, the plaintiffs filed a consolidated amended complaint that added as defendants three additional current or former officers of AFC and two other large shareholders of AFC. The consolidated complaint alleges, among other things, that the director defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error or by selling Company stock while in possession of undisclosed material information. The lawsuit seeks, purportedly on behalf of AFC, unspecified compensatory damages, disgorgement or forfeiture of certain bonuses and options earned by certain defendants, disgorgement of profits earned through alleged insider selling by certain defendants, recovery of attorneys’ fees and costs, and other relief. On August 12, 2004, the Court dismissed in part three of AFC’s current or former officers and the two AFC shareholders from the suit without prejudice to the plaintiffs’ right to replead the claims against these defendants. The Court denied the motion to dismiss as it related to the other defendants. Plaintiffs did not replead before the deadline set by the Court. Certain defendants moved for reconsideration but the Court declined to reconsider. The discovery process in this action is being coordinated with the consolidated securities action and commenced on February 23, 2005.
      On August 7, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in Gwinnett County Superior Court, State of Georgia, against certain current and former members of the Company’s board of directors. The complaint alleges that the defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error and by failing to maintain adequate internal accounting controls. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, attorneys’ fees, and other relief. The parties have currently sought to stay by agreement the prosecution of this claim until April 11, 2005, unless the stay is terminated earlier by any of the parties or by the Court.
      On May 15, 2003, a plaintiff filed a securities class action lawsuit in Fulton County Superior Court, State of Georgia, against AFC and certain current and former members of the Company’s board of directors on behalf of a class of purchasers of the Company’s common stock “in or traceable to” AFC’s December 2001 $185.0 million secondary public offering of common stock. The lawsuit asserts claims under Sections 11 and 15 of the 1933 Act. The complaint alleges that the registration statement filed in connection with the secondary offering was false or misleading because it included financial statements issued by the Company that were materially in error. The complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and other relief. The plaintiff claims that as a result of AFC’s announcement that it was restating its financial statements for fiscal year 2001 (and at the time of the complaint, were examining restating its financial statements for fiscal year 2000), AFC will be absolutely liable under the 1933 Act for all recoverable damages sustained by the putative class. On July 20, 2003, the defendants removed the action to the United States District Court for the Northern District of Georgia. The plaintiff filed a motion to remand the case to state court. The defendants opposed the motion to remand. On November 25, 2003, the federal district court entered an order remanding the case to state court but staying the order to allow the defendants to appeal the decision. On November 5, 2004, after briefing and argument, the United States Court of Appeals for the Eleventh Circuit ruled that it lacked jurisdiction to hear the appeal. Defendants filed a Motion to Reconsider the Court’s ruling on November 24, 2004. On February 22, 2005, the Eleventh Circuit panel ruled that the full Court, as opposed to the panel only, could consider defendants’ request to reconsider the Court’s November 5, 2004 Order.
      On April 30, 2003, the Company received an informal, nonpublic inquiry from the staff of the SEC requesting voluntary production of documents and other information. The requests, for documents and information, which are ongoing, relate primarily to the Company’s announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002. The staff has informed the Company’s counsel that the SEC has issued an order authorizing a formal investigation with respect to these matters. The Company is cooperating with the SEC in these inquiries.
      AFC maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. The Company has given notice to its D&O insurers of the claims described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of AFC’s restatement of its financial statements. On August 27, 2004, Executive Risk Indemnity, Inc. (“Executive Risk”), one of the Company’s D&O insurers, delivered to the Company a notice of rescission of its D&O insurance policy and returned the insurance premiums paid by the Company for that policy. On August 27, 2004, Executive Risk also filed suit in the United States District Court for the Northern District of Georgia against AFC and each of the individuals who are named as defendants in the litigation relating to the Company’s decision to restate. The complaint alleges that the D&O insurance policy was procured through material misstatements or omissions. The alleged material misstatements or omissions relate to statements AFC allegedly made to Executive Risk by the Company prior to the Company’s announcements indicating that it would restate its financial statements for 2000, 2001 and the first three quarters of 2002. The complaint seeks a judgment that the Executive Risk policy is rescinded, a declaration that Executive Risk owes no obligation under its D&O insurance policy, costs and expenses incurred in litigation, and other relief. AFC and the individual director and officer defendants filed their Answers and Counterclaims to the complaint on January 24, 2005. There is risk that Executive Risk will be successful in its litigation seeking rescission of its

D&O Policy; that AFC’s other D&O insurers will rescind their policies; that AFC’s D&O insurance policies will not cover some or all of the claims described above; or, even if covered, that the Company’s ultimate liability will exceed the available insurance.
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
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.
Item 4A.     EXECUTIVE OFFICERS
      The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position

Frank J. Belatti	57	Chairman of the Board and Chief Executive Officer
Frederick B. Beilstein	57	Chief Financial Officer
Kenneth L. Keymer	56	President of Popeyes
Allan J. Tanenbaum	58	Senior Vice President, General Counsel and Corporate Secretary
H. Melville Hope, III	44	Senior Vice President, Finance and Chief Accounting Officer
      Frank J. Belatti, age 57, has served as our Chairman of the Board and Chief Executive Officer since we commenced operations in November 1992, following the reorganization of our predecessor. Mr. Belatti served as our interim Chief Financial Officer from April 28, 2003 until January 2004. From 1990 to 1992, Mr. Belatti was employed as President and Chief Operating Officer of HFS, the franchisor of hotels for Ramada and Howard Johnson. From 1989 to 1990, Mr. Belatti was President and Chief Operating Officer of Arby’s, Inc., and from 1985 to 1989 he served as the Executive Vice President of Marketing at Arby’s. From 1986 to 1990, Mr. Belatti also served as President of Arby’s Franchise Association Service Corporation, which created and developed the marketing programs and new products for the Arby’s system. Mr. Belatti received the 1999 Entrepreneur of the Year Award from the International Franchise Association. Mr. Belatti serves as a member of the board of directors of Radio Shack Corporation and the Georgia Campaign for Adolescent Pregnancy Prevention. He also serves as Chairman of the Board of Councilors at The Carter Center.
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
      Kenneth L. Keymer, age 56, has served as our President of Popeyes since June 2004. From January, 2002 to December 2003, Mr. Keymer served as President and Co-chief Executive Officer and Member of the Board of Directors of Noodles & Company, which is based in Boulder, Colorado. From August 1996 to January 2002, Mr. Keymer was President and Chief Operating Officer of Sonic Corporation, the largest publicly-held chain of drive-in restaurants in the U.S. While at Sonic, he led the management team, oversaw franchising operations, company operations, promotional and field marketing as well as R&D, information technology, and construction and served as an active member of the Board of Directors.
      Allan J. Tanenbaum, age 58, has served as our Senior Vice President, General Counsel and Corporate Secretary since February 2001. From June 1996 to February 2001, Mr. Tanenbaum was a shareholder in Cohen Pollock Merlin Axelrod & Tanenbaum, P.C., an Atlanta, Georgia law firm, and prior to June 1996, for 25 years, a shareholder in Frankel, Hardwick, Tanenbaum & Fink, P.C. Mr. Tanenbaum serves on the board of directors of The National Council of Chain Restaurants, The Atlanta Bar Foundation, The Hank Aaron Chasing The Dream Foundation, Inc. and The Children’s Museum of Atlanta, and represents the State Bar of Georgia in the House of Delegates of the American Bar Association and is chair of the Council of the Fund for Justice and Education of the American Bar Association.
      H. Melville Hope, III, age 44, has served as our Senior Vice President, Finance and Chief Accounting Officer, since February 2004. From April 2003 to February 2004, Mr. Hope was our Vice President of Finance. Prior to joining AFC, he was an independent consultant in Atlanta, Georgia from January 2003 to April 2003. From April 2002 to January 2003, Mr. Hope was Chief Financial Officer for First Cambridge HCI Acquisitions, LLC, a real estate investment concern, located in Birmingham, Alabama. From November 2001 to April 2002, Mr. Hope was a financial and business advisory consultant in Atlanta, Georgia. From July 1984 to July 2001, Mr. Hope was an accounting, auditing and business advisory professional for PricewaterhouseCoopers, LLP in Atlanta, Georgia, in Savannah, Georgia and in Houston, Texas where he was admitted to the partnership in 1998.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock currently trades and has traded on the Nasdaq National Market since August 9, 2004 under the symbol “AFCE.” From August 18, 2003 to August 9, 2004, our stock traded on the National Quotation Service Bureau (commonly known as the “Pink Sheets”) as our stock was delisted from the Nasdaq National Market due to our inability to make certain required SEC filings timely as a result of the restatement of previously issued financial statements. From March 2, 2001 (the date of our initial public offering) to August 17, 2003, our stock traded on the Nasdaq National Market.
      The following table sets forth the high and low per share sales prices of our common stock, by quarter, for fiscal 2004 and 2003.

(Dollars per share)	2004		2003

	High	Low	High	Low

First Quarter	$24.50	$18.00	$22.00	$11.30
Second Quarter	$23.00	$17.00	$18.49	$14.95
Third Quarter	$22.50	$17.00	$17.30	$12.00
Fourth Quarter	$25.70	$21.00	$20.25	$15.50

Shareholders of Record
      As of February 20, 2005, we had 86 shareholders of record of our common stock.
Dividend Policy
      We have never declared or paid cash dividends on our common stock. Declaration of dividends on our common stock will depend upon, among other things, levels of indebtedness, future earnings, our operating and financial condition, our capital requirements and general business conditions. Our 2002 Credit Facility, as amended and restated, restricts the extent to which we, or any of our subsidiaries, may declare or pay a cash dividend.

Item 6.	SELECTED FINANCIAL DATA
      The following data was derived from our Consolidated Financial Statements. Such data should be read in conjunction with our Consolidated Financial Statements and the notes thereto and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 of this Annual Report on Form 10-K.

(Dollars in millions, except per share data)	2004	2003	2002	2001	2000

Summary of operations:(1)
Revenues(2)
Sales by company-operated restaurants	$85.8	$85.4	$85.2	$107.4	$142.0
Franchise revenues	72.8	70.8	67.1	61.6	54.3
Other revenues	5.3	5.3	6.6	5.4	3.1

Total revenues	$163.9	$161.5	$158.9	$174.4	$199.4
Operating (loss) profit(3)	$(19.4)	$(19.7)	$10.3	$7.9	$6.5
Loss before discontinued operations and accounting change(4)	(14.3)	(14.5)	(6.4)	(11.5)	(19.4)
Net income (loss)(5)	24.6	(9.1)	(11.7)	15.6	18.3
Basic earnings per common share:(6)
(Loss) income before discontinued operations and accounting change	$(0.51)	$(0.52)	$(0.21)	$(0.39)	$(0.74)
Net income (loss)	0.87	(0.33)	(0.39)	0.53	0.70
Diluted earnings per common share:(6)
(Loss) income before discontinued operations and accounting change	$(0.51)	$(0.52)	$(0.21)	$(0.39)	$(0.74)
Net income (loss)	0.87	(0.33)	(0.39)	0.53	0.70
Year-end balance sheet data:
Total assets	$361.9	$359.5	$487.3	$525.3	$547.8
Total debt(7)	94.0	130.9	226.6	209.5	313.1
Total shareholders’ equity(8)	140.9	108.8	109.8	187.3	115.1

(1)	Revenues and costs from continuing operations include those associated with our Popeyes brand and our corporate operations. Revenues and costs associated with our Church’s, Cinnabon and Seattle Coffee operations are included in net income (loss) as a component of discontinued operations. See Note 23 of our Consolidated Financial Statements for information concerning the operations and sale of these businesses.

(2)	Factors that impact the comparability of revenues for the years presented include:

(a)	Our fiscal year ends on the last Sunday in December. Fiscal year 2000 includes 53 weeks. All other years shown include 52 weeks.

(b)	In 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”) and began consolidating certain franchisees that qualified for consolidation under FIN 46R. In 2004, the consolidation of these franchisees increased sales by company-operated restaurants by $12.6 million.

(c)	The effects of restaurant openings, closings and unit conversions and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

(3)	In addition to the matters discussed in Note 2, factors that impact the comparability of operating (loss) profit for the years presented include:

(a)	During the first quarter of 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, at that time, discontinued our prior practice of amortizing goodwill and other indefinite-lived intangible assets. These assets are now being accounted for by the impairment-only approach. For each of 2004, 2003, 2002, 2001 and 2000, amortization expense was approximately $0.1 million, $0.1 million, $0.1 million, $3.3 million, and $4.5 million, respectively.

(b)	During 2004, general and administrative expenses include approximately $10.8 million relating to corporate severances, Sarbanes-Oxley compliance, implementation of a new information technology system and legal and other costs associated with the settlement of certain franchisee disputes. During 2003, general and administrative expenses include approximately $5.0 million relating to employee severance costs and consultant fees for a productivity initiative. During 2001, general and administrative expenses include approximately $2.9 million relating to the retirement of a former officer. During 2000, general and administrative expenses were reduced by the reversal of a $6.0 million environmental reserve.

(c)	Asset write-downs for each of 2004, 2003, 2002, 2001 and 2000 were approximately $4.8 million, $15.0 million, $3.8 million, $1.1 million and $2.2 million, respectively.

(d)	During 2003, we incurred approximately $14.0 million in costs associated with the re-audit and restatement of previously issued financial statements, an independent investigation commissioned by our Audit Committee and legal fees associated the shareholder lawsuit described in Item 3 of this report. There were no comparable costs in prior years. During 2004, we incurred approximately $3.8 million of additional costs associated with the shareholder lawsuit.

(e)	During 2004, other expenses, net includes approximately $9.0 million of charges associated with the termination of our corporate lease.

(4)	Loss before discontinued operations and accounting change includes “interest expense, net” of approximately $5.5 million in 2004, $5.3 million in 2003, $21.1 million in 2002, $24.3 million in 2001, and $32.7 million in 2000. Interest expense was substantially higher in 2002, 2001 and 2000 due to substantially higher debt balances and higher interests rates associated with such debt.

(5)	Net income (loss) includes discontinued operations which provided income (loss) of $39.1 million in 2004, $5.6 million in 2003, $(5.3) million in 2002, $27.0 million in 2001 and $37.5 million in 2000. Discontinued operations include: in 2004, the write-off of $6.5 million of goodwill and other intangible assets associated with Cinnabon and the recognition of a $22.6 million tax benefit associated with capital loss carryforwards that arose with the sale of Cinnabon; in 2003, the write-off of $26.2 million of intangible assets associated with Cinnabon; and in 2002, the write-off of $45.1 million of goodwill and other assets associated with Seattle Coffee.

(6)	Weighted average common shares for the computation of basic earnings per common share were 28.1 million, 27.8 million, 30.0 million, 29.5 million and 26.3 million for 2004, 2003, 2002, 2001, and 2000, respectively. Weighted average common shares for the computation of diluted earnings per common share were 28.1 million, 27.8 million, 30.0 million, 29.5 million and 26.3 million for 2004, 2003, 2002, 2001, and 2000, respectively. For all five years presented, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “loss before discontinued operations and accounting change.”

(7)	Total debt includes the long-term and current portions of debt facilities, capital lease obligations, lines of credit, and other borrowings associated with both continuing and discontinued operations, which, in 2004, includes the debt associated with certain VIEs consolidated pursuant to FIN 46R.

(8)	During 2001, we completed an initial public offering of 3.1 million shares of our common stock and received approximately $46.0 million of proceeds. During 2002, we repurchased 3.7 million shares of our common stock for approximately $77.9 million.

Summary of System-Wide Data
      The following table presents financial and operating data for the Popeyes restaurants we operate and those that we franchise. The data presented is unaudited. Information for franchised units is provided by our franchisees. We present this data because it includes important operational measures relevant to the QSR industry.

	2004	2003	2002	2001	2000(1)

Increase in system-wide sales from the prior year	4.5%	3.6%	7.3%	7.5%	15.2%
Domestic same-store sales growth (decline) for company-operated restaurants(2)	0.9%	(2.4)%	1.1%	4.8%	0.9%
Domestic same-store sales growth (decline) for franchised restaurants(2)	1.4%	(2.7)%	0.6%	4.1%	3.8%
Company-operated restaurants (all domestic)
Units at beginning of year	80	96	96	130	175
New unit openings	—	1	2	3	2
Unit conversions, net(3)	(19)	—	1	(26)	(47)
Permanent closings	(4)	(18)	(2)	(10)	—
Temporary closings, net(4)	(1)	1	(1)	(1)	—

Units at end of year	56	80	96	96	130

Franchised restaurants
Units at beginning of year	1,726	1,616	1,524	1,371	1,221
New unit openings	109	176	167	174	141
Unit conversions, net(3)	19	—	(1)	26	47
Permanent closings	(77)	(68)	(76)	(41)	(37)
Temporary closings, net(4)	(8)	2	2	(6)	(1)

Units at end of year	1,769	1,726	1,616	1,524	1,371

Franchised restaurants (end of year)
Domestic	1,416	1,367	1,298	1,231	1,118
International	353	359	318	293	253

Units at end of year	1,769	1,726	1,616	1,524	1,371

Outstanding commitments (end of year)(5)	635	999	1,198	903	896

(1)	Our fiscal year ends on the last Sunday in December. Fiscal year 2000 includes 53 weeks. All other years shown include 52 weeks.
(2)	Restaurants are included in the computation of same-store sales after they have been open 15 months. Same-store sales for 2000 is calculated by comparing the 53 weeks of sales for 2000 to the prior 53 weeks, which includes the 52 weeks from 1999 plus the first week of 2000.
(3)	Unit conversions include the sale or, in limited circumstances, the buy-back of company-operated restaurants to/from a franchisee.
(4)	Temporary closings are presented net of re-openings. Most temporary closings arise due to the re-imaging or the rebuilding of older restaurants.
(5)	Outstanding commitments represent obligations to open franchised restaurants under executed development agreements. The decline in outstanding commitments during 2003 and 2004 is due to four factors, (i) the slowdown in new commitments resulting from the suspension, during a substantial portion of 2003 and 2004, of our domestic franchising due to our delay in producing current financial statements to include in Uniform Franchise Offering Circulars, (ii) a slowdown associated with general economic conditions, (iii) the expiration of prior commitments, and (iv) new openings associated with prior commitments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with our Selected Financial Data and our Consolidated Financial Statements that are included elsewhere in this filing. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors including those factors set forth in this section under the heading “Risks Factors That May Affect Financial Condition and Results of Operations” and other factors presented throughout this filing.
Nature of Business
      AFC develops, operates and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits (“Popeyes”), which is our sole business segment within continuing operations. As of December 26, 2004, our Popeyes brand operated and franchised 1,825 restaurants in 43 states, the District of Columbia, Puerto Rico, Guam and 22 foreign countries. These operations constitute the Company’s chicken business segment, its sole business segment within continuing operations.
      Historically, AFC operated a bakery segment which included the bakery and franchise operations of Cinnabon , Inc.® (“Cinnabon”); a coffee segment which included the cafe and franchise operations of Seattle Coffee Company (“Seattle Coffee”); and a chicken segment which included the restaurant and franchise operations of both Popeyes and Church’s Chickentm(“Church’s”). These other businesses were sold at various dates in 2003 and 2004. In the Consolidated Financial Statements, financial results relating to these divested operations are presented as discontinued operations and previously reported consolidated financial statement amounts have been restated to present the divested operations in a manner consistent with our 2004 presentation. Unless otherwise noted, discussions and amounts throughout this Annual Report on Form 10-K relate to our continuing operations.
      On December 28, 2004, we sold our Church’s brand to an affiliate of Crescent Capital Investments, Inc. for approximately $379.0 million in cash and a $7.0 million subordinated note, subject to customary closing adjustments. Concurrent with the sale of Church’s, the Company sold certain real property to a Church’s franchisee for approximately $3.7 million in cash. The combined cash proceeds of these two sales, net of transaction costs and adjustments, are estimated at $373.0 million.
      On November 4, 2004, we sold our Cinnabon subsidiary to Focus Brands Inc. for approximately $21.0 million in cash, subject to customary closing adjustments. Proceeds of the sale, net of transaction costs and adjustments, were approximately $19.6 million. The sale included certain franchise rights for Seattle’s Best Coffee® which were retained following the sale of Seattle Coffee to Starbucks Corporation in July 2003.
      On July 14, 2003, we sold our Seattle Coffee subsidiary to Starbucks Corporation for approximately $72.0 million in cash, subject to customary closing adjustments. Proceeds of the sale, net of transaction costs and adjustments, were approximately $61.3 million (including a $0.8 million downward adjustment to the original purchase price that was made during 2004). Seattle Coffee was the parent company for AFC’s Seattle’s Best Coffee® and Torrefazione Italia® Coffee brands. In this transaction, the Company sold substantially all of the continental U.S. and Canadian operations of Seattle Coffee and its wholesale coffee business.
      We adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”), in the first quarter of 2004 and were required to consolidate three franchisees. In each of these relationships, we determined that the franchisee was a variable interest entity (“VIE”) for which we were the primary beneficiary. These franchisees have not been retroactively consolidated in 2003 or 2002. For more information concerning our adoption of FIN 46R, see Note 2 to the Consolidated Financial Statements.

Management Overview of 2004 Operating Results
      For AFC, 2004 was an eventful year. We re-examined our strategies at both our corporate and brand levels, and determined to (i) sell Cinnabon and Church’s, (ii) focus our management team on strengthening and growing our Popeyes brand, and (iii) significantly reduce our corporate operations — generally, and in response to the divestitures of Cinnabon and Church’s. As part of our Church’s sale (which occurred just after our 2004 fiscal year end), we also restructured our 2002 Credit Facility. We consider that restructuring an interim measure toward a broader re-examination of our capital structure.
      Our summary operating results for 2004 compared to 2003 are presented below. Our continuing operations include only our Popeyes and corporate operations. Our discontinued operations are included in “net income (loss).”

			Favorable
			(Unfavorable)	As a
(Dollars in millions)	2004	2003	Fluctuation	Percent

Total revenues — continuing operations	$163.9	$161.5	$2.4	1.5%
Operating losses — continuing operations	(19.4)	(19.7)	0.3	n/a
Net income (loss)	24.6	(9.1)	33.7	n/a

      The $2.4 million increase in total revenues was principally due to a $12.6 million increase in sales by company-operated restaurants that resulted from the consolidation of certain VIE relationships in 2004 as part of our adoption of FIN 46R; $0.6 million due to improved same-store sales at company-operated restaurants; and $2.0 million due to an increase in franchise revenues; partially offset by a $14.1 million decrease in sales from company-operated restaurants due to permanent restaurant closings and unit conversions.
      Restaurant operating profit at our Popeyes company-operated restaurants, including VIEs in 2004, was $11.7 million (13.6% of related sales) in 2004 and $11.8 million (13.8% of related sales) in 2003. The slight decrease in profit margin percentages was due to higher chicken costs, partially offset by the favorable operating effects that resulted from the closing of several underperforming restaurants.
      Operating losses were essentially flat between 2003 and 2004. Within operating losses for each year were large offsetting fluctuations in certain expense categories. Specifically, in 2004 as compared to 2003, restatement costs were lower by $12.6 million; asset write-downs were lower by $10.2 million; and unit closures and refurbishments were lower by $2.6 million. In an offsetting direction, in 2004 as compared to 2003, lease termination costs associated with our corporate facilities were higher by $9.0 million (included as a component of other expenses, net); general and administrative expenses at our corporate offices were higher by $8.7 million (due to higher audit fees, information technology costs, contract labor costs, severances and bonuses); and general and administrative expenses at Popeyes were higher by $7.4 million (due to higher legal and other costs associated with settlement of certain franchisee disputes, personnel expenses and franchisee support costs).
      In our prior year’s financial statements, we reported operating profits associated with our continuing operations. In the present year, with the transfer of Church’s and Cinnabon to discontinued operations for all years presented in our Consolidated Financial Statements, we now report operating losses. The operating losses are principally the result of significant levels of corporate costs that are no longer offset by operating profits within Church’s. As mentioned above, we are restructuring our corporate operations to reduce our general and administrative costs.
      Net income, which includes discontinued operations, was approximately $24.6 million in 2004, a $33.7 million improvement compared with 2003. The improvement was principally due to the effects within discontinued operations, which was $33.5 million higher in 2004 compared to 2003. In 2003, discontinued operations were adversely impacted by the write-off of $26.2 million of intangible assets at Cinnabon. In 2004, discontinued operations were favorably impacted by the recognition of $22.6 million of tax capital loss carryforwards that arose in connection with our sale of Cinnabon.

Factors Affecting Comparability of Consolidated Results of Operations: 2004, 2003 and 2002
      For 2004, 2003 and 2002, the following items and events affect comparability of reported operating results:

•	In 2004, we adopted FIN 46R and began consolidating certain franchisees that qualified for consolidation. In 2004, the consolidation of these franchisees increased sales by company-operated restaurants by $12.6 million.

•	During 2004, general and administrative expenses include approximately $10.8 million relating to corporate severance costs, Sarbanes-Oxley compliance, implementation of a new information technology system, and legal and other costs associated with the settlement of certain franchisee disputes. During 2003, general and administrative expenses include approximately $5.0 million relating to employee severance costs and consultant fees for a productivity initiative.

•	During 2004, 2003 and 2002, other expenses, net includes asset write-downs of $4.8 million, $15.0 million, $3.8 million, respectively.

•	During 2003, other expenses, net includes $14.0 million in costs associated with the re-audit and restatement of previously issued financial statements, an independent investigation commissioned by our Audit Committee and legal fees associated with the shareholder lawsuit described in Item 3 of this report. There were no comparable costs in 2002. During 2004, we incurred $3.8 million of additional costs associated with the shareholder lawsuit.

•	During 2004, other expenses, net includes a $9.0 million charge associated with the termination of our corporate lease.

•	Interest expense for 2002 includes premiums paid on the early extinguishment of debt and the write-off of debt issuance costs, which aggregated to $9.6 million.

•	Discontinued operations include: in 2004, the write-off of $6.5 million of goodwill and other intangible assets associated with Cinnabon and the recognition of a $22.6 million tax benefit for capital loss carryforwards that arose in connection with our sale of Cinnabon in 2003, the write-off of $26.2 million of intangible assets associated with Cinnabon; and in 2002, the write-off of $45.1 million of goodwill and other assets associated with Seattle Coffee (including $11.8 million associated with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets).

      The following table presents selected revenues and expenses as a percentage of total revenues (or, in certain circumstances, as a percentage of a corresponding revenue line item).

	2004	2003	2002

Revenues:
Sales by company-operated restaurants	52%	53%	54%
Franchise revenues	45%	44%	42%
Other revenues	3%	3%	4%

Total revenues	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses(1)	55%	55%	54%
Restaurant food, beverages and packaging(1)	32%	31%	30%
General and administrative expenses	50%	41%	40%
Depreciation and amortization	6%	7%	6%
Other expenses	10%	19%	2%

Total expenses	112%	112%	94%

Operating (loss) profit	(12)%	(12)%	6%
Interest expense, net	3%	3%	13%

Loss before income taxes, discontinued operations and accounting change	(15)%	(15)%	(7)%
Income tax benefit	(6)%	(6)%	(3)%
Minority interest	—	—	—

Loss before discontinued operations and accounting change	(9)%	(9)%	(4)%
Discontinued operations, net of income taxes	24%	3%	(3)%
Cumulative effect of an accounting change, net of income taxes	—	—	—

Net income (loss)	15%	(6)%	(7)%

(1)	Expressed as a percentage of sales by company-operated restaurants.

Comparisons of Fiscal Years 2004 and 2003
Sales by Company-Operated Restaurants
      Sales by company-operated restaurants were $85.8 million in 2004, a $0.4 million increase from 2003. Of the $0.4 million increase, approximately $12.6 million was due to the consolidation of certain VIE relationships upon our adoption of FIN 46R in 2004; approximately $1.5 million was attributable to certain restaurants excluded from same-store sale computations due to the timing of their opening; and approximately $0.6 million was attributable to an increase in same-store sales for 2004 compared to 2003 (a 0.9% increase in same-store sales at Popeyes company-operated restaurants). These increases were partially offset by $14.1 million associated with the permanent reduction in the number of company-operated restaurants. During 2004, we sold 19 company-operated restaurants to franchisees (“unit conversions”) and permanently closed 4 other company-operated restaurants. The remaining fluctuation was due to various factors, including the timing and duration of temporary restaurant closings in both 2003 and 2004. Temporary restaurant closings were primarily related to the re-imaging or rebuilding of older restaurants.
Franchise Revenues
      Franchise revenues has three basic components: (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new unit openings; and (3) development fees associated with the opening of new franchised units in a given market. Royalty revenues are the largest component of franchise revenues, constituting more than 90% of franchise revenues.
      Franchise revenues were $72.8 million in 2004, a $2.0 million increase from 2003. Of the $2.0 million increase, approximately $3.4 million was due to an increase in royalties, due principally to an increase in franchised restaurants. This increase was partially offset by a decrease of approximately $1.4 million in franchise fees, principally due to fewer franchise openings in 2004 compared to 2003.
      As of December 26, 2004, we had 1,769 franchised Popeyes restaurants, compared to 1,726 as of December 28, 2003. During 2004, we had 109 new franchised restaurant openings, 19 unit conversions, 77 permanent restaurant closings and 8 net temporary restaurant closings. During 2003, we had 176 new franchised restaurant openings, zero unit conversions, 68 permanent restaurant closings and within temporary restaurant closings, 2 net re-openings.
      Of the 109 new franchised restaurant openings in 2004, 57 were domestic and 52 were international. Of the 176 franchised restaurant openings in 2003, 87 were domestic and 89 were international.
      Of the 77 permanent restaurant closings in 2004, 27 were domestic and 50 were international. Of the 68 permanent restaurant closings in 2003, 20 were domestic and 48 were international.
Other Revenues
      Other revenues were $5.3 million in 2004 and in 2003.
Restaurant Employee, Occupancy and Other Expenses
      Restaurant employee, occupancy and other expenses were $46.9 million in both 2004 and 2003. The 2004 balance includes approximately $7.8 million of restaurant costs of certain VIE relationships that were consolidated in 2004. These increases were offset by a corresponding amount that was principally related to the closing of company-operated restaurants and the sale of company-operated restaurants to franchisees. Restaurant employee, occupancy and other expenses were approximately 55% of sales from company-operated restaurants in both 2004 and 2003.
Restaurant Food, Beverages and Packaging
      Restaurant food, beverages and packaging expenses were $27.2 million in 2004, a $0.5 million increase from 2003. This increase was principally attributable to $3.7 million of restaurant costs of certain VIE relationships that were consolidated in 2004, approximately $1.3 million was attributable to increasing food costs (principally chicken costs), and approximately $0.2 million was attributable to same-store sales increases. The increases were partially offset by approximately $4.9 million attributable to the sale of company-operated restaurants to franchisees and the closing of company-operated restaurants.
      Restaurant food, beverages and packaging expenses were approximately 32% of sales from company-operated restaurants in 2004, compared to approximately 31% in 2003.
General and Administrative Expenses
      General and administrative expenses were $82.1 million in 2004, a $16.1 million increase from 2003. Approximately $8.7 million of the increase was associated with our corporate operations, and approximately $7.4 million was associated with our Popeyes operations.
      For both 2004 and 2003, certain corporate costs that, in both those years, had been previously allocated to Church’s and Cinnabon were, in our 2004 Consolidated Financial Statements, included within continuing operations as a component of corporate general and administrative expenses. This was done to comply with the accounting rules for discontinued operations.
      Of the $8.7 million increase in general and administrative expenses within our corporate operations, $3.0 million was due to higher audit fees (principally related to Sarbanes-Oxley compliance matters and a stand-alone audit of Church’s), $2.7 million was due to higher information technology costs (principally related to the implementation of a new information technology system), $1.6 million was due to higher contract labor (principally related to Sarbanes-Oxley compliance), $1.5 million was due to higher bonuses, $1.3 million was due to higher severances, partially offset by lower corporate salary costs as a result of reduced headcount during the latter part of the year and various other matters.
      Of the $7.4 million increase in general and administrative expenses at Popeyes, approximately $2.3 million was due to higher legal and other costs associated with the settlement of certain franchisee disputes, $2.2 million associated with higher personnel expenses, $1.1 million of higher severance costs, and $1.1 million associated with higher franchisee support costs. The higher personnel expenses were attributable to the filling of key management positions that were vacant for portions of 2003. The higher franchise support costs resulted from a decision to add additional field based operating and marketing support to our franchisees, including the institution of a system-wide mystery shop program.
      General and administrative expenses were approximately 50% of total revenues in 2004, compared to approximately 41% in 2003.
Depreciation and Amortization
      Depreciation and amortization was $10.0 million in 2004, a $0.7 million decrease from 2003. The decrease was primarily due to reduced property and equipment balances resulting from the sale of company-operated restaurants to franchisees in 2004 and impairment charges in 2003. Depreciation and amortization was approximately 6% of total revenues in 2004, compared to 7% in 2003.
Other Expenses, Net
      Other expenses, net includes (1) costs associated with the termination of our corporate lease; (2) impairment charges associated with long-lived assets; (3) professional fees and other related charges incurred during 2003 associated with the restatement and the re-audit of 2001 and 2000 financial information; (4) costs associated with unit closures and refurbishments; (5) gains and losses on the sale of assets; and (6) costs associated with an independent investigation commissioned by our Audit Committee and certain shareholder litigation discussed in Item 3. These aggregated to $17.1 million in 2004, a $13.8 million decrease from 2003.
      The $13.8 million decrease was primarily due to $12.6 million of lower costs related to our restatement and re-audit of prior financial information (zero in 2004 and $12.6 million in 2003); $10.2 million of lower charges for asset impairments; and $2.6 million of lower costs associated with unit closures and refurbishments. These decreases were partially offset by $9.0 million of higher costs associated with the termination of our corporate lease ($9.0 million in 2004 and zero in 2003); $2.4 million of higher costs associated with the independent investigation and subsequent shareholder litigation; and $0.2 million of lower gains on sale of assets.
      As it concerns our shareholder litigation, we refer the reader to the caption “Matters Relating to the Restatement” in Item 3 of this Annual Report on Form 10-K.
Operating Losses

			Favorable
			(Unfavorable)	As a
(Dollars in millions)	2004	2003	Fluctuation	Percent

Corporate	$(63.1)	$(56.2)	(6.9)	n/a
Chicken	43.7	36.5	$7.2	19.7%

Total	$(19.4)	$(19.7)	$0.3	n/a

      With the presentation of Church’s and Cinnabon as discontinued operations, previously reported operating profits for each of our businesses and for corporate, were restated, for 2004 and earlier periods. In accordance with the accounting rules for discontinued operations, certain corporate costs indirectly related to our discontinued operations, that had been allocated to Church’s and Cinnabon, were, for each period, allocated back to the corporate segment and included within general and administrative expenses of our continuing operations.
      Within our continuing operations, the consolidated operating losses for both 2004 and 2003 were the result of the significant level of corporate costs that could not be recovered solely from the Popeyes operations. As discussed under the heading “AFC’s Overall Business Strategy” at Item 1 of this Annual Report on Form 10-K, during 2004, we began an across-the-board restructuring of our corporate function to significantly reduce general and administrative costs. During 2005, we expect to further reduce our corporate operations and to eventually integrate it into the corporate function at Popeyes.
      Regarding the information presented in the above table, factors impacting various components of revenue and expense giving rise to the fluctuations have already been explained. The following is a general discussion of the fluctuations by business segment.
      The $6.9 million unfavorable fluctuation in operating losses associated with our corporate headquarters was principally due to (i) higher general and administrative expenses, as discussed above; and (ii) higher lease termination costs which are included within “other expenses, net;” partially offset by (iii) lower restatement costs which are also included within “other expenses, net.”
      The $7.2 million favorable fluctuation in operating profit associated with our chicken segment (i.e., Popeyes) was principally due to (i) lower asset impairments; and (ii) higher franchise royalties, partially offset by (iii) higher general and administrative expenses.
Interest Expense, Net
      Interest expense, net was $5.5 million in 2004, a $0.2 million increase from 2003. The increase was principally due to $0.8 million of lower interest income and $0.5 million of higher costs associated with the amortization and write-off of debt issuance costs, offset by $1.1 million of lower interest on debt in 2004 as compared to 2003 due to lower debt balances. During 2004, our outstanding indebtedness associated with continuing operations dropped from $130.1 million at the start of fiscal 2004 (December 29, 2003), to $92.4 million at the end of fiscal 2004 (December 26, 2004).
Income Tax Expense
      In 2004, we had an income tax benefit associated with our continuing operations of $10.7 million compared to a benefit of $10.5 million in 2003. Our effective tax rate for 2004 was 43.0% compared to 42.0% for 2003 (see a reconciliation of these effective rates in Note 20 to our Consolidated Financial Statements). Our effective tax rate increased in 2004 compared to 2003 primarily due to higher state tax rates.

Discontinued Operations, Net of Income Taxes
      Discontinued operations, net of income taxes provided $39.1 million of income in 2004, compared to income of $5.6 million in 2003.
      During 2004, we sold our Cinnabon subsidiary. We recognized an after-tax gain of $20.9 million. That gain includes a $22.6 million tax benefit for capital loss carryforwards that arose in connection with our sale of Cinnabon. During 2004, we also recognized an after-tax loss of $0.5 million relating to certain adjustments to the sales price of Seattle Coffee. During 2003, we sold our Seattle Coffee subsidiary. On that transaction, we recognized a $2.1 million loss, including tax, on the disposition.
      From an operational perspective, during 2004, we recognized: (i) a net loss of $6.4 million relating to Cinnabon compared to a net loss of $20.3 million in 2003; (ii) net income of $25.1 million relating to Church’s compared to net income of $28.9 million in 2003 and (iii), in 2003, a $0.9 million net loss relating to Seattle Coffee. Included in the Cinnabon net loss for 2003 is the write-off of $26.2 million of intangible assets.
Cumulative Effect of an Accounting Change, Net of Income Taxes
      In 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”). FIN 46R addresses the consolidation of those entities in which (i) the equity investment at risk does not provide its holders with the characteristics of a controlling financial interest or (ii) the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. For such entities, a controlling financial interest cannot be identified based upon voting equity interests. FIN 46R refers to such entities as variable interest entities (“VIEs”). FIN 46R requires consolidation of VIEs by their primary beneficiary. In conjunction with its adoption of FIN 46R, the Company recorded a cumulative effect adjustment that decreased net income in 2004 by $0.5 million (of which $0.2 million, after tax, relates to continuing operations).
      In 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In conjunction with its adoption of SFAS 143, the Company recorded a cumulative effect adjustment that decreased net income by $0.7 million (of which $0.2 million, after tax, relates to continuing operations).

Comparisons of Fiscal Years 2003 and 2002
Sales by Company-Operated Restaurants
      Sales by company-operated restaurants were $85.4 million in 2003, a $0.2 million increase from 2002. Of the $0.2 million increase in sales by company-operated restaurants, approximately $6.3 million was attributable to sales of certain restaurants excluded from same-store sale computations due to the timing of their opening; partially offset by approximately $1.9 million attributable to a decrease in same-store sales for 2003 compared to 2002 (a 2.4% decline in same-store sales at Popeyes company-operated restaurants); approximately $2.6 million attributable to the permanent closing of 18 company-operated restaurants in 2003; and approximately $1.6 million related to the combined effect of temporary restaurant closings, in both 2003 and 2002, associated with relocated restaurants, rebuilds, and re-imagings.
Franchise Revenues
      Franchise revenues has three basic components: (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new unit openings; and (3) development fees associated with the opening of new franchised units in a given market. Royalty revenues are the largest component of franchise revenues, constituting more than 90% of franchise revenues in our chicken segment.
      Franchise revenues were $70.8 million in 2003, a $3.7 million increase from 2002. Of the $3.7 million increase, approximately $3.1 million was due to an increase in royalties, (principally the result of an increase in franchised units, offset by a decrease in same-store sales); and approximately $0.6 million of higher franchise fees, principally, the result of higher franchise termination fees and higher new unit openings.
      As of December 28, 2003, we had 1,726 franchised restaurants open, compared 1,616 as of December 29, 2002. During 2003, we had 176 new franchised restaurant openings, zero unit conversions and 66 permanent or net temporary restaurant closings. During 2002, we had 167 new franchised restaurant openings, one buyback of a franchised restaurant and 74 permanent or net temporary restaurant closings.
      Of the 176 franchised restaurant openings in 2003, 87 were domestic and 89 were international. Of the 167 new franchised restaurant openings in 2002, 87 were domestic and 80 were international.
      Of the 68 permanent restaurant closings in 2003, 20 were domestic and 48 were international. Of the 76 permanent restaurant closings in 2002, 19 were domestic and 57 were international.
Other Revenues
      Other revenues were $5.3 million in 2003, a $1.3 million decrease from 2002. The decrease was principally attributable to one-time lease termination fees received in 2002 that were non-recurring in 2003.
Restaurant Employee, Occupancy and Other Expenses
      Restaurant employee, occupancy and other expenses were $46.9 million in 2003, a $0.8 million increase from 2002. Restaurant employee, occupancy and other expenses were approximately 55% of sales from company-operated restaurants in 2003, compared to 54% in 2002. The increase in such costs was principally attributable to an increase in utility expenses, restaurant rents and information technology related expenses.
Restaurant Food, Beverages and Packaging
      Restaurant food, beverages and packaging expenses were $26.7 million in 2003, a $1.0 million increase from 2002. Restaurant food, beverage and packaging expenses were approximately 31% of sales from company-operated restaurants in 2003, compared to 30% in 2002. This increase was attributable to higher chicken costs and a change in our sales mix.

General and Administrative Expenses
      General and administrative expenses were $66.0 million in 2003, a $2.7 million increase from 2002. Approximately $3.2 million of the increase was associated with our corporate operations, partially offset by approximately a $0.5 million decrease in general and administrative expenses associated with our Popeyes operations.
      For both 2003 and 2002, certain corporate costs that, in both those years, had been allocated to Church’s and Cinnabon were in our 2004 Consolidated Financial Statements retained within continuing operations as a component of corporate general and administrative expenses. This was done to comply with the accounting rules for discontinued operations.
      Of the $3.2 million increase in general and administrative expenses at corporate, approximately $2.3 million related to consultant fees in 2003 associated with a productivity initiative; approximately $1.9 million related to higher costs associated with employee severances; and approximately $1.1 million associated with the installation of a new payroll system. These increases were partially offset by approximately $1.1 million less in corporate employee costs due to personnel reductions and lower management bonuses; and approximately $0.8 million less in medical, workmen’s compensation and other insurance expenses.
      Of the $0.5 million decrease in general and administrative expenses at Popeyes, approximately $0.7 million resulted from lower professional fees; approximately $0.4 million resulted from lower personnel expenses, approximately $0.3 million resulted from lower costs associated with settlements of franchisee disputes, and approximately $0.2 million related to lower medical insurances. These cost decreases were offset by approximately $1.1 million of higher provisions for bad debts.
      General and administrative expenses were approximately 41% of total revenues in 2003, compared to approximately 40% in 2002.
Depreciation and Amortization
      Depreciation and amortization was $10.7 million in 2003, a $0.8 million increase from 2002. The increase was primarily due to capital expenditures for information technology systems placed into service in 2003. Depreciation and amortization was approximately 7% of total revenues in 2003, compared to 6% in 2002.
Other Expenses, Net
      Other expenses, net includes (1) impairment charges associated with long-lived assets; (2) professional fees and other related charges incurred during 2003 associated with the restatement and the re-audit of 2001 and 2000 financial information; (3) costs associated with unit closures and refurbishments; (4) gains and losses on the sale of assets; and (5) costs associated with an independent investigation commissioned by our Audit Committee and certain shareholder litigation discussed in Item 3. These aggregated to $30.9 million in 2003, a $27.3 million increase from 2002.
      The $27.3 million increase was primarily due to $14.0 million of costs related to our restatement and re-audits, an independent investigation commissioned by our Audit Committee and legal fees associated with shareholder litigation that were incurred in 2003 as compared to zero in 2002; $11.2 million of higher charges for asset write-downs in 2003; and $2.6 million of higher costs associated with unit closures and refurbishments. The increases were offset by $0.5 million of higher gains on the sale of assets in 2003.
Interest Expense, Net
      Interest expense, net was $5.3 million in 2003, a $15.8 million decrease from 2002. The decrease was principally due to (i) zero costs associated with premiums paid on the early extinguishment of debt in 2003 as compared to $6.5 million in 2002, (ii) $5.9 million of lower interest on debt in 2003 as compared to 2002, due to lower debt balances, and (iii) $3.3 million of lower costs for amortization and write-off of debt issuance costs. During 2003, our outstanding indebtedness associated with continuing operations dropped from

$223.8 million at the start of fiscal 2003 (December 30, 2002), to $130.1 million at the end of fiscal 2003 (December 28, 2003).
Income Tax Expense
      In 2003, we had an income tax benefit associated with our continuing operations of $10.5 million compared to a benefit of $4.4 million in 2002. Our effective tax rate for 2003 was 42.0% compared to 40.7% for 2002 (see a reconciliation of these effective rates in Note 20 to our Consolidated Financial Statements). Our effective tax rate increased in 2003 compared to 2002 primarily due to an increase in tax reserves and higher state tax rates.
Discontinued Operations, Net of Income Taxes
      Discontinued operations, net of income taxes provided $5.6 million of income in 2003, compared to a loss of $5.3 million in 2002.
      During 2003, we sold our Seattle Coffee subsidiary. On that transaction, we recognized a $2.1 million loss, including tax, on the disposition.
      From an operational perspective, during 2003, we recognized: (i) a net loss of $0.9 million relating to Seattle Coffee prior to its disposition compared to a net loss of $41.2 million in 2002; (ii) a net loss of $20.3 million relating to Cinnabon compared to a net loss of $5.0 million in 2002; and (iii) net income of $28.9 million relating to Church’s compared to net income of $40.9 million in 2002.
      Included in the Cinnabon net loss for 2003 is the write-off of $26.2 million of intangible assets. Included in the Seattle Coffee net loss for 2002 is the write-off of $45.1 million of goodwill and other assets.
Cumulative Effect of an Accounting Change, Net of Income Taxes
      In 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In conjunction with its adoption of SFAS 143, the Company recorded a cumulative effect adjustment that decreased net income by $0.7 million (of which $0.2 million, after tax, relates to continuing operations).

Consolidated Cash Flows (Including Discontinued Operations)

(in millions)	2004	2003	2002

Cash flows provided by operating activities	$44.0	$46.1	$94.3
Cash flows provided by (used in) investing activities	(2.8)	39.5	(14.1)
Cash flows used in financing activities	(32.0)	(91.4)	(75.7)

Net increase (decrease) in cash	$9.2	$(5.8)	$4.5

      Cash flows provided by operating activities. Net cash flows provided by operating activities were $44.0 million in 2004, a $2.1 million decrease from 2003. The decrease was principally the result of a (i) $4.3 million decrease in operating performance from continuing operations before consideration of non-cash charges for accounting changes, depreciation and amortization, asset write-downs, provisions for bad debts, deferred taxes, non-cash interest, gains and losses, stock compensation expense and minority interest in VIEs (a $5.9 million provision of cash in 2004 compared to a $10.2 provision of cash million in 2003); and (ii) a $0.1 million decrease in cash provided by the operating activities of discontinued operations ($35.6 million in 2004 compared to $35.7 million in 2003) offset by (iii) a $2.3 million change in net operating assets.
      Net cash flows provided by operating activities were $46.1 million in 2003, a $48.2 million decrease from 2002. The decrease was principally the result of a (i) $8.4 million decrease in operating performance from continuing operations before consideration of non-cash charges for accounting changes, depreciation and amortization, asset write-downs, provisions for bad debts, deferred taxes, non-cash interest and gains and losses (a $10.2 million provision of cash in 2003 compared to $18.6 million provision of cash in 2002); and (ii) $37.6 million decrease in cash by the operating activities of discontinued operations ($35.7 million in 2003 compared to $73.3 million in 2002); and (iii) a $2.2 million change in net operating assets.
      Cash flows used in (provided by) investing activities. Net cash flows used in investing activities were $2.8 million in 2004, a $42.3 million increase from 2003. The increase was principally the result of $43.5 million of lower proceeds from the sales of discontinued operations offset by $0.1 million of lower capital expenditures and $1.1 million of other items, net. In 2004, our capital expenditures were $25.4 million compared to $25.5 million in 2003.
      Net cash flows provided by investing activities were $39.5 million in 2003, a $53.6 million increase from 2002. The increase was principally due to net proceeds of $62.1 million related to the sale of Seattle Coffee in 2003; $21.8 million of lower capital expenditures; and $0.4 million of other items, net; offset by $30.7 million less in sales proceeds from the disposition of property and equipment. In 2003, our capital expenditures were $25.5 million compared to $47.3 million in 2002.
      Cash flows used in financing activities. Net cash used in financing activities was $32.0 million in 2004. During 2004, we used $39.0 million, net, of cash to pay down indebtedness under our 2002 Credit Facility. This was partially offset by $7.0 million of net cash proceeds from the issuance of stock options, increases in bank overdrafts and various other offsetting items.
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
Liquidity and Capital Resources
      We have financed our business activities primarily with funds generated from operating activities and borrowings under our 2002 Credit Facility. Based upon our current level of operations, available borrowings under our lines of credit ($35.2 million available as of December 26, 2004), as well as the net proceeds from the sale of Cinnabon and Church’s, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations, and for capital expenditures throughout 2005 and 2006.
      Under the caption “Matters Relating to the Restatement” in Item 3 of this Annual Report on Form 10-K, we describe several legal proceedings in which we are involved that relate to our announcements that we would restate our financial statements. The lawsuits against AFC described therein present material and significant risk to us. Although we believe that we have meritorious defenses to the claims of liability or for damages in these actions, we are unable at this time to predict the outcome of these actions or reasonably estimate a range of damages. The amount of a settlement of or judgment on one or more of these claims or other potential claims relating to the same events could substantially exceed the limits of our D&O insurance. The ultimate resolution of these matters could have a material adverse impact on our financial results, financial condition and liquidity.
      During 2005, we plan to continue our efforts from 2004 to reduce base salary costs, recurring professional fees, recurring contract labor and other costs associated with our corporate function. We expect these efforts to reduce general and administrative costs in 2005 and future years. As part of these efforts, we expect to reduce our corporate staffing, including certain senior positions. We will also re-examine certain of our key vendor relationships that contain long-term minimum payments. Severances and contract termination costs relating to these events could have a one-time material adverse impact on our financial results, financial condition and liquidity.
Acquisitions and Dispositions
      Sale of Church’s. On December 28, 2004 (first quarter of fiscal 2005), the Company closed the sale of its Church’s brand to an affiliate of Crescent Capital Investments, Inc. for approximately $379.0 million in cash and a $7.0 million subordinated note, subject to customary closing adjustments. Concurrent with the sale of Church’s, the Company sold certain real property to a Church’s franchisee for approximately $3.7 million in cash. The combined cash proceeds of these two sales, net of transaction-related costs and adjustments, are estimated at $373.0 million.
      Pursuant to the terms of our 2002 Credit Facility, as amended and restated coincident with the Church’s sale, we deposited $125.5 million of the net proceeds from the Church’s sale into an account collateralizing outstanding indebtedness under the facility and certain contingencies. The proceeds deposited into the collateral account, as well as the remaining net proceeds from the two sales, have been temporarily invested in bank repurchase agreements, money market funds, high quality municipal securities, commercial paper and variable rate demand notes. We are exploring alternative uses for these proceeds.
      Presently, we are pursuing refinancing alternatives as it concerns our 2002 Credit Facility in order to release the cash collateral referred to in the preceding paragraph, expand our ability to use the proceeds from the Church’s sale, and to establish a debt structure that will meet our capital needs in the years ahead.
      Sale of Cinnabon. On November 4, 2004, the Company closed the sale of its Cinnabon subsidiary to Focus Brands Inc. for approximately $21.0 million in cash, subject to customary closing adjustments. Net proceeds of the sale were approximately $19.6 million. The sale included certain franchise rights for Seattle’s Best Coffee which were retained following the sale of Seattle Coffee to Starbucks Corporation in July 2003 (see discussion of Seattle Coffee sale below).

      Pursuant to the terms of our 2002 Credit Facility, as amended, we used $16.5 million of the net proceeds from the sale of Cinnabon to prepay outstanding indebtedness under the facility.
      Sale of Seattle Coffee. On July 14, 2003, we sold our Seattle Coffee subsidiary to Starbucks Corporation for approximately $72.0 million in cash, subject to customary closing adjustments. Proceeds of the sale, net of transaction costs and adjustments, were approximately $61.3 million (including a $0.8 million downward adjustment to the original purchase price that was made during 2004). Seattle Coffee was the parent company for AFC’s Seattle’s Best Coffee® and Torrefazione Italia® Coffee brands. In this transaction, the Company sold substantially all of the continental U.S. and Canadian operations of Seattle Coffee and its wholesale coffee business.
      Pursuant to the terms of our 2002 Credit Facility, as amended, on July 17, 2003, we used $31.3 million of the net proceeds to pay down indebtedness under the facility; and, on October 31, 2003, we used another $29.2 million of the net proceeds to further pay down indebtedness under the facility.
Contractual Obligations
      The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 26, 2004:

						There-
(in millions)	2005	2006	2007	2008	2009	after	Total

Long-term debt, excluding capital leases(1)	$4.9	$7.5	$38.2	$10.6	$30.4	$1.0	$92.6
Leases(2)	13.3	11.7	10.3	8.9	7.1	27.3	78.6
Copeland formula agreement(3)	3.1	3.1	3.1	3.1	3.1	58.4	73.9
Business process services — DCO(3)	4.6	5.0	5.2	5.4	5.6	—	25.8
Information technology outsourcing — IBM(3)	5.0	4.8	4.5	4.3	4.2	1.1	23.9
King Features agreements(3)	0.9	0.9	0.9	0.9	0.9	0.5	5.0
Post-employment payments to a former officer(3)	0.4	0.4	0.4	0.3	0.3	0.7	2.5
Purchase commitments(3)(4)	1.1	—	—	—	—	—	1.1

	$33.3	$33.4	$62.6	$33.5	$51.6	$89.0	$303.4

(1)	See Note 9 to the Consolidated Financial Statements.

(2)	Of the $78.6 million of minimum lease payments, $76.3 million of those payments relate to operating leases and the remaining $2.3 million of payments relate to capital leases. See Note 10 to the Consolidated Financial Statements.

(3)	See Note 13 to the Consolidated Financial Statements.

(4)	Purchase commitments relate to equipment items and certain non-chicken menu items.
      On December 28, 2004, we sold our Church’s division which significantly reduced our future cash commitments as otherwise reported in the above schedule of contractual obligations. Coincident with the sale of Church’s, we also amended and restated our 2002 Credit Facility, which significantly altered the timing of future debt maturities. The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 26, 2004, giving pro-forma effect for these two events:

						There-
(in millions)	2005	2006	2007	2008	2009	after	Total

Long-term debt, excluding capital leases	$4.9	$85.8	$0.2	$0.1	$0.2	$0.6	$91.8
Leases	7.8	7.5	6.7	5.9	5.0	18.5	51.4
Copeland formula agreement	3.1	3.1	3.1	3.1	3.1	58.4	73.9
Accounting, tax and IT outsourcing — DCO	2.6	2.8	2.9	3.1	3.2	—	14.6
Business process services — IBM	5.0	4.8	4.5	4.3	4.2	1.1	23.9
King Features agreements	0.9	0.9	0.9	0.9	0.9	0.5	5.0
Post-employment payments to a former officer	0.4	0.4	0.4	0.3	0.3	0.7	2.5
Purchase commitments	1.1	—	—	—	—	—	1.1

	$25.8	$105.3	$18.7	$17.7	$16.9	$79.8	$264.2

Off-Balance Sheet Arrangements
      SMS Indemnity Agreement. In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for AFC and its Popeyes franchisees, SMS has entered into three types of chicken purchasing contracts with chicken suppliers. The first (which pertains to the vast majority of our system-wide purchases for Popeyes) is a grain-based “cost-plus” contract for an eight-piece mix cut of bone-in chicken that utilizes prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. The others are a market-priced formula for dark meat and a grain-based “cost-plus” pricing contract for dark meat that is based on the cost-plus formula for the eight-piece mix with a maximum price for chicken during the term of the contract. These contracts include volume purchase commitments that are adjustable at the election of SMS (which is done in consultation with and under the direction of AFC and its Popeyes franchisees). In a given year, that year’s commitment may be adjusted by up to 10%, if notice is given within specified time frames; and the commitment levels for future years may be adjusted based on revised estimates of need, whether due to store openings and closings, changes in SMS’s membership, changes in the business, or changes in general economic conditions. The estimated minimum level of purchases under these contracts is $154.5 million for 2005, $161.0 million for 2006, $169.4 million for 2007 and $179.5 million for 2008. We have indemnified SMS for any shortfall between actual purchases by the Popeyes system and the annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. The indemnification has not been recorded as an obligation in our balance sheets. We currently expect that the Popeyes system will purchase chicken at sufficient levels to be at least equal to its annual purchase commitments, as those commitments may be adjusted pursuant to the above terms, and therefore we do not expect any material loss to result from the guarantee.
      AFC Loan Guarantee Programs. In March 1999, we implemented a program to assist qualified current and prospective franchisees in obtaining the financing needed to purchase or develop franchised units at competitive rates. Under the program, we guarantee up to 20% of the loan amount toward a maximum aggregate liability for the entire pool of $1.0 million. For loans within the pool, we assume a first loss risk until the maximum liability for the pool has been reached. Such guarantees typically extend for a three-year period. As of December 26, 2004, approximately $7.1 million was borrowed under this program, of which we were contingently liable for approximately $1.0 million in the event of default. Of these loans, $2.6 million are related to Church’s and the associated guarantees were assumed by an affiliate of Crescent Capital Investments, Inc. as part of the sale of Church’s.
      In November 2002, we implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. Under the program, we assume a first loss risk on the portfolio up to 10% of the sum of the original funded principal balances of all program loans. As of December 26, 2004, approximately $2.9 million was borrowed under this program, of which we were contingently liable for approximately $0.4 million in the event of default. Of these loans, $1.6 million are related to Church’s and the associated guarantees were assumed by an affiliate of Crescent Capital Investments, Inc. as part of the sale of Church’s.
      These loan guarantees have not been recorded as an obligation in our consolidated balance sheets. We do not expect any material loss to result from these guarantees because we do not believe that performance, on our part, will be required.
      Other Commitments. The Company has guaranteed certain loans and lease obligations of approximately $0.4 million as of December 26, 2004. The guarantee arose in connection with the sale of company-operated QSRs to a franchisee. The guarantee has not been recorded as an obligation in our consolidated balance sheets. We do not expect any material loss to result from this guarantee because we do not believe that performance, on our part, will be required.
Long Term Debt
      2002 Credit Facility. On May 23, 2002, the Company entered into a new bank credit facility (the “2002 Credit Facility”) with J.P. Morgan Chase Bank, Credit Suisse First Boston and certain other lenders, which consisted of a $75.0 million, five-year revolving credit facility, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan.
      The term loans and the revolving credit facility bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Based CD rate) plus an applicable margin as specified in the facility, and adjusted pursuant to amendments to the facility. These margins may fluctuate because of changes in certain financial leverage ratios and the Company’s credit rating. The Company’s weighted average interest rate for all outstanding indebtedness under the 2002 Credit Facility at December 26, 2004 and December 28, 2003 was 5.82% and 4.04%, respectively. The Company also pays a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the revolving credit facility.
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
      As of December 26, 2004, Tranche A principal was payable in quarterly installments ranging from $1.0 million to $1.5 million, maturing in May 2007. As of December 26, 2004, Tranche B principal was payable in quarterly installments ranging from $0.1 million to $10.0 million, maturing in May 2009. For both the Tranche A and Tranche B term loans, interest is paid, typically at the Company’s option, in one, two, three or six-month intervals.
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
      During 2004, the Company made prepayments of approximately $16.5 million associated with the sale of Cinnabon, $2.8 million associated with the closing out of a collateral account established in conjunction with the Seattle Coffee sale, and $10.0 million in anticipation of the Church’s sale. During 2003, the Company made prepayments of approximately $8.2 million associated with the cash flow provisions described above, $31.3 million associated with the sale of Seattle Coffee and $29.2 million associated with the fourth amendment to the facility. During 2002, the Company made an optional prepayment of $25.0 million on the Tranche B term loan.
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
      Under the terms of the revolving credit facility, the Company may also obtain short-term borrowings and letters of credit up to the amount of unused borrowings under that facility. As of December 26, 2004, there was $34.6 million in outstanding borrowings under the revolving credit facility and $5.2 million of outstanding letters of credit, leaving amounts available for short-term borrowings and additional letters of credit of $35.2 million. As of December 26, 2004, the revolving credit facility was due in full without installments in May 2007.
      Amendments to the 2002 Credit Facility. During the period that the Company was investigating and analyzing matters associated with the re-audit and restatement of previously issued financial information and the period immediately thereafter as the Company worked to become current in its financial reporting, the Company and its lenders on March 31, 2003, May 30, 2003, July 14, 2003, August 22, 2003, October 30, 2003 and March 26, 2004 amended the 2002 Credit Facility. The effect of these amendments was to provide (i) timing relief for the filing of annual and quarterly reports, (ii) temporarily raise the interest rates on outstanding indebtedness, (iii) temporarily reduce availability under the revolving credit facility, (iv) require the Company to use proceeds from the sale of Seattle Coffee to pay down the facility’s term loans (a portion of which was temporarily deposited into a collateral account), and (v) adjust the computation of certain loan covenant ratios for 2003.
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
      On October 19, 2004 and October 29, 2004 the Company amended its 2002 Credit Facility to obtain approval for the sale of Cinnabon and to require the Company to use $16.5 million of the proceeds from the sale to pay down outstanding indebtedness under the facility’s term loans.
      On December 28, 2004, the Company amended and restated its 2002 Credit Facility to (i) obtain approval for the sale of Church’s, (ii) accelerate the termination of the revolving credit facility and the term loans to March 2006, (iii) reduce the Company’s borrowing capacity under the revolving credit facility to $50.0 million, (iv) require the Company to use $10.0 million of the proceeds from the sale of Church’s to pay down outstanding indebtedness under the facility’s term loans (this payment was made prior to December 26, 2004, in anticipation of the Church’s sale, as referred to above), (v) provide for the Company’s use of the proceeds from the sale of Church’s, and (vi) require the Company to transfer $125.5 million of the proceeds from the sale of Church’s into an account to collateralize outstanding indebtedness under the facility and other contingencies. At present, the Company has not yet made a determination on how to utilize the proceeds from the Church’s sale.
      We are presently pursuing refinancing alternatives as it concerns our 2002 Credit Facility in order to free-up the cash collateral referred to the preceding paragraph, expand our ability to use of the proceeds from the Church’s sale, and to establish a debt structure that will meet our capital needs in the years ahead.
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
Share Repurchase Program
      Effective July 22, 2002, our board of directors approved a share repurchase program of up to $50 million. On October 7, 2002, our board of directors approved an increase to this program from $50 million to $100 million. The program, which is open-ended, allows us to repurchase our shares from time to time. During 2002, we repurchased 3,692,963 shares of our stock for approximately $77.9 million under this program. We funded these purchases using proceeds from our bank credit facilities and cash flow from operations. No repurchases were made during 2003 or 2004.
Capital Expenditures
      Our capital expenditures consist of re-imaging activities associated with company-operated restaurants, new unit construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, investments in information technology, accounting systems and improvements at various corporate offices. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per unit basis typically cost between $70,000 and $160,000. Capital expenditures associated with new unit construction and rebuilding activities, typically cost, on a per unit basis, between $0.7 million and $1.0 million.
      During 2004, we invested $25.4 million in various capital projects, including $11.6 million in new and relocated restaurant, bakery and cafe locations, $3.1 million in our re-imaging program, $4.2 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $5.2 million for information technology systems, and $1.3 million to complete other projects.
      During 2003, we invested $25.5 million in various capital projects, including $6.3 million in new and relocated restaurant, bakery and cafe locations, $2.3 million in our re-imaging program, $0.7 million in our Seattle Coffee wholesale operations, $5.5 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $10.2 million for information technology systems, and $0.5 million to complete other projects.
      During 2002, we invested $47.3 million in various capital projects, including $7.7 million in new and relocated restaurant, bakery and cafe locations, $16.9 million in our re-imaging program, $3.8 million in our Seattle Coffee wholesale operations, $10.5 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $7.5 million for information technology systems, and $0.9 million to complete other projects.
      Substantially all of our capital expenditures have been financed using cash provided from operating activities, proceeds from the sale of our company-operated units to franchisees and borrowings under our bank credit facilities.
      Capital expenditures for new restaurant construction, re-imagings, equipment upgrades, and information technology system upgrades over the next three years are expected to range from $6.0 to $9.0 million per year.

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
Tax Matters
      We are continuously involved in U.S., state and local tax audits for income, franchise, property and sales and use taxes. In general, the statute of limitations remains open with respect to tax returns that were filed for each fiscal year after 1998. However, upon notice of a pending tax audit, we often agree to extend the statute of limitations to allow for complete and accurate tax audits to be performed. Currently, the IRS is reviewing our U.S. tax returns for years 2000, 2001 and 2002 which we amended during 2004.
Market Risk
      We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.
      Chicken Market Risk. Fresh chicken is the principal raw material for our Popeyes operations. It constitutes more than 40% of our combined “restaurant food, beverages and packaging” costs. These costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability, and greater international demand for domestic chicken products.
      In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for AFC and its Popeyes franchisees, SMS (a not-for-profit purchasing cooperative) has entered into chicken purchasing contracts with chicken suppliers.
      Foreign Currency Exchange Rate Risk. We are exposed to currency risk from the potential changes in foreign currency rates that directly impact our revenues and cash flows from our international franchise operations. In 2004, franchise revenues from these operations represented approximately 9.1% of our total franchise revenues. For each of 2004, 2003 and 2002, foreign-sourced revenues represented 4.0%, 4.5% and 4.0% of our total revenues, respectively. As of December 26, 2004, approximately $1.9 million of our accounts receivable were denominated in foreign currencies.
      Due to our international operations, we are exposed to risks from changes in international economic conditions and changes in foreign currency rates. On a limited basis, we have entered into foreign currency agreements with respect to the Korean Won to reduce our foreign currency risks associated with royalty streams from franchised operations in Korea. During 2004, 2003 and 2002, net costs associated with these agreements were not significant to our financial position nor our results of operations.
      Interest Rate Risk. Our net exposure to interest rate risk consists of our borrowings under our 2002 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of December 26, 2004, the balances outstanding under our 2002 Credit Facility totaled $90.3 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2002 Credit Facility would be approximately $0.9 million.
Critical Accounting Policies
      Our significant accounting policies are presented in Note 2 to the Consolidated Financial Statements. Of our significant accounting policies, we believe the following involve a higher degree of risk, judgment and/or complexity. These policies involve estimations of the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations or financial condition. Changes in the estimates and judgments could significantly affect our results of operations, financial condition and cash flows in future years. A description of what we consider to be our most significant critical accounting policies follows.
      Consolidation of Variable Interest Entities. In accordance with FIN 46R, we consolidate entities that we determine (i) to be a variable interest entity (“VIE”) and (ii) AFC to be that entity’s primary beneficiary. In the first quarter of 2004, upon adoption of FIN 46R, we evaluated several of our business relationships that indicated that the other party might be a VIE; and subsequent to that time we continue to evaluate various relationships as circumstances change. Determination of whether an entity is a VIE and whether we are its primary beneficiary involves the exercise of judgment. See Note 2 to the Consolidated Financial Statements for a discussion of our VIE relationships and the impact of consolidating certain VIEs.
      Impairment of Long-Lived Assets. We evaluate property and equipment for impairment on an annual basis (during the fourth quarter of each year) or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated restaurants, we perform our annual impairment evaluation on a site-by-site basis. We evaluate restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment. Based on the best information available, we write-down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. We generally measure the estimated fair market value by discounting estimated future cash flows. In addition, when we decide to close a restaurant, it is reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.
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
      Our impairment evaluation consists of a comparison of each reporting unit’s estimated fair value with its carrying value. The estimated fair value of a reporting unit is the amount for which the unit as a whole could be sold in a current transaction between willing parties. We estimate the fair value of our reporting units using a discounted cash flow model or market price, if available. The operating assumptions used in the discounted cash flow model are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill is written down to its estimated fair value.
      Gains and Losses Associated With Unit Conversions. From time to time, we engage in transactions that are commonly referred to as unit conversions. Typically, these transactions involve the sale of a company-operated restaurant to an existing or new franchisee (and, in limited cases, the purchase of a restaurant from a franchisee). We defer gains on the sale of company-operated restaurants when the Company has continuing involvement in the assets sold beyond the customary franchisor role. Our continuing involvement generally includes seller financing or the leasing of real estate to the franchisee. Deferred gains are recognized over the remaining term of the continuing involvement. Losses are recognized immediately.
      Allowances for Accounts and Notes Receivables and Contingent Liabilities. We reserve a franchisee’s receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that we may not collect the balance due. Using this methodology, we have an immaterial amount of receivables that are past due that have not been reserved for at December 26, 2004. See Note 2 to the Consolidated Financial Statements for information concerning activity in our allowance account for accounts receivable.
      As a result of closed restaurant sites and unit conversions, we remain liable for certain lease obligations, assignments and guarantees. We record a liability for our exposure under these circumstances when such exposure is probable and estimable. At December 26, 2004, we have recorded a liability for our exposure, which we consider to be probable and estimable.
      With respect to litigation matters, we similarly reserve for such contingencies when we are able to assess that an expected loss is both probable and reasonably estimable.
      Leases. The Company accounts for leases in accordance with SFAS No. 13, Accounting for Leases, and other related authoritative guidance. When determining the lease term, the Company includes option periods for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary economic penalty is associated with the loss of use of leasehold improvements which might be impaired if we choose not to exercise the renewal options.
      The Company records rent expense for leases that contain scheduled rent increases on a straight-line basis over the lease term, including any option periods considered in the determination of that lease term. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense as they accrue.
      Recently, several companies within our industry have publicly announced the recording of adjustments or the restatement of prior year’s financial statements to correct for errors in lease accounting. We examined our accounting in light of those developments and certain public statements by the staff of the Securities and Exchange Commission and did not identify any matters requiring adjustment or restatement.
      Income Tax Reserves. As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events that may impact our ultimate payment for such exposures. Currently, the IRS is reviewing our U.S. tax returns for years 2000, 2001 and 2002 which we amended during 2004. Presently, we do not believe that we have any tax matters that could have a material adverse effect on our financial position, results of operations or liquidity.
      See Note 20 to the Consolidated Financial Statements for a further discussion of our income taxes.
Accounting Standards Adopted in 2004
      During 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003. See Note 2 to the Consolidated Financial Statements for a discussion of the impact of adopting this accounting standard.
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
      We maintain directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. We have given notice to our D&O insurers of the claims. On August 27, 2004, Executive Risk Indemnity, Inc. (“Executive Risk”), one of our D&O insurers, delivered to the Company a notice of rescission of its D&O insurance policy and returned the insurance premiums paid by the Company for that policy. On August 27, 2004, Executive Risk also filed suit in the United States District Court for the Northern District of Georgia against AFC and each of the individuals who are named as defendants in the litigation relating to the Company’s decision to restate. The complaint alleges that the D&O insurance policy was procured through material misstatements or omissions. The alleged material misstatements or omissions relate to statements AFC made, and financial statements delivered, to Executive Risk by the Company prior to the Company’s announcements indicating that it would restate its financial statements for 2000, 2001 and the first three quarters of 2002. The complaint seeks a judgment that the Executive Risk policy is rescinded, a declaration that Executive Risk owes no obligation under its D&O insurance policy, costs and expenses incurred in litigation, and other relief. There is risk that Executive Risk will be successful in its litigation seeking rescission of its D&O Policy; that AFC’s other D&O insurers will rescind their policies; that AFC’s D&O insurance policies will not cover some or all of the claims described above; or, even if covered, that the Company’s ultimate liability will exceed the available insurance.

Relationships with franchisees and our vendors and suppliers may be adversely affected by our restatement of our financial results and related litigation.
      Due to our restatement of our financial statements and related litigation, new or existing franchisees, vendors, suppliers or others may have concerns that we will become unreliable in operating our business or that our brand image will be harmed. As a result, we may experience a decrease in the number of new franchisees or reluctance on the part of existing franchisees to renew their agreements with us. In addition, we may experience a loss of other important business relationships. If our franchisees, vendors, suppliers or others lose confidence in our ability to operate our business or the reputation of Popeyes suffers, our business may be materially harmed.

Because our operating results are closely tied to the success of our franchisees, the failure of one or more of these franchisees could adversely affect our operating results.
      Our operating results are dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants. How well our franchisees operate their units is outside of our direct control. Any failure of these franchisees to operate their franchises successfully could adversely affect our operating results. As of December 26, 2004 we had 323 franchisees operating restaurants within our Popeyes system and several preparing to become operators. The largest of our domestic franchisees operates 164 Popeyes restaurants; and the largest of our international franchisees operates 179 Popeyes restaurants. Typically, each of our international franchisees is responsible for the development of significantly more restaurants than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully.

If our senior management left us, our operating results could be adversely affected, and we may not be able to attract and retain additional qualified management personnel.
      We are dependent on the experience and industry knowledge of Frank J. Belatti, our Chairman of the Board, Chief Executive Officer, Kenneth L. Keymer, our Popeyes President, and other members of our senior management team. If, for any reason, our senior executives do not continue to be active in management or if we are unable to retain qualified new members of senior management, our operating results could be adversely affected. We cannot guarantee that we will be able to attract and retain additional qualified senior executives as needed. Specifically, the restatement of our financial statements and the pending securities litigation may adversely affect our ability to attract and retain qualified senior management. We have employment agreements with each of Messrs. Belatti and Keymer; however, these agreements do not ensure their continued employment with us.

If we are unable to successfully address the deficiencies in our internal controls, our ability to report our financial results on a timely and accurate basis may continue to be adversely affected.
      In connection with their audits of our 2002, 2001 and 2000 financial statements, our independent auditors advised our Audit Committee that they identified certain deficiencies that constituted material control weaknesses. These weaknesses contributed to the restatement of our financial statements for the first three quarters of 2002 and for fiscal years 2001, 2000, 1999 and 1998. Our Audit Committee, pursuant to an independent investigation into several accounting issues that arose in connection with the restatement, concluded that our accounting, financial reporting and internal control functions needed significant improvement. Additionally, we are in the process of conducting our assessment of internal controls over financial reporting for the year ended December 26, 2004, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. In that process, our management has identified certain material weaknesses (see Item 9A of this report). We implemented various actions to address the issues identified in the evaluation of our controls and procedures. If these actions are not successful in addressing these internal control issues, our ability to report our financial results on a timely and accurate basis may continue to be adversely affected.

Our 2002 Credit Facility may limit our ability to expand our business, and our ability to comply with the covenants, tests and restrictions contained in these agreements may be affected by events that are beyond our control.
      Our 2002 Credit Facility contains financial and other covenants requiring us, among other things, to maintain financial ratios and meet financial tests. It also restricts our ability to incur additional indebtedness, engage in mergers, acquisitions or reorganizations, pay dividends, create or allow liens, and make capital expenditures. The restrictive covenants in our 2002 Credit Facility may limit our ability to expand our business, and our ability to comply with these provisions may be affected by events beyond our control. A failure to comply with any of the financial and operating covenants included in the 2002 Credit Facility would result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.
      During 2003 and 2004, we obtained amendments to our 2002 Credit Facility extending the periods in which we may file our 2002 and 2003 audited financial statements, our 2003 quarterly financial statements and to adjust certain financial ratios for 2003. Absent the amendments, we would have been in default of the 2002 Credit Facility and the entire amount of the debt would have been subject to acceleration by the facility’s lenders. If we were to continue to have problems providing timely financial information to the lenders as required under the 2002 Credit Facility, there can be no assurance that such lenders would provide future relief through waivers or additional amendments. Were we to default on the terms and conditions of the 2002 Credit Facility and the debt were accelerated by the facility’s lenders, such developments would have a material adverse impact on our financial condition and our liquidity.

If we are unable to franchise a sufficient number of restaurants, our growth strategy could be at risk.
      As of December 26, 2004, we franchised 1,416 Popeyes, domestically and 353 restaurants in Puerto Rico, Guam and 22 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants. If we are unable to franchise a sufficient number of restaurants, our growth strategy could be significantly impaired.
      Our ability to successfully franchise additional restaurants will depend on various factors, including the availability of suitable sites, the negotiation of acceptable leases or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees, our ability to manage this anticipated expansion, and general economic and business conditions. Many of the foregoing factors are beyond the control of our franchisees. Further, there can be no assurance that our franchisees will successfully develop or operate their units in a manner consistent with our concepts and standards, or will have the business abilities or access to financial resources necessary to open the units required by their agreements. Historically, there have been many instances in which Popeyes franchisees have not fulfilled their obligations under their development agreements to open new units.

If the cost of chicken increases, our cost of sales will increase and our operating results could be adversely affected.
      The principal raw material for our Popeyes operations is fresh chicken. It constitutes more than 40% of their “restaurant food, beverages and packaging” costs. Any material increase in the costs of fresh chicken could adversely affect our operating results. Our company-operated and franchised restaurants purchase fresh chicken from various suppliers who service us from 24 plant locations. These costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability. Because our purchasing agreements for fresh chicken allow the prices that we pay for chicken to fluctuate, a rise in the prices of chicken products could expose us to cost increases. If we fail to anticipate and react to increasing food costs by adjusting our purchasing practices or increasing our sales prices, our cost of sales may increase and our operating results could be adversely affected.

If we and our franchisees fail to purchase chicken at quantities specified in SMS’s poultry contracts, we may have to purchase the commitment short-fall and this could adversely affect our operating results.
      In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for AFC and its Popeyes franchisees, SMS has entered into poultry supply contracts with various suppliers. These contracts establish pricing arrangements, as well as purchase commitments. AFC has indemnified SMS as it concerns any shortfall of annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. If we and our Popeyes franchisees fail to purchase fresh chicken at the commitment levels, AFC may be required to purchase the commitment short-fall. This may result in losses as AFC would then need to find uses for the excess chicken purchases or to resell the excess purchases at spot market prices. This could adversely affect our operating results. However, we currently expect that the Popeyes system will purchase chicken at sufficient levels to be equal to its annual purchase commitments, as those commitments may be adjusted pursuant to the terms of the contracts, and therefore we do not expect any material loss to result from the guarantee.

If we face labor shortages or increased labor costs, our growth and operating results could be adversely affected.
      Labor is a primary component in the cost of operating our restaurants. As of December 26, 2004, we employed 4,776 hourly-paid employees in our company-operated units (1,628 within our Popeyes operations, and 3,148 within our Church’s operations). If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas. Although we have not yet experienced any significant problems in recruiting or retaining employees for our company-operated units, any future inability to recruit and retain sufficient individuals may delay the planned openings of new units. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees.

Our expansion into new markets may present additional risks that could adversely affect the success of our new units, and the failure of a significant number of these units could adversely affect our operating results.
      We expect to enter into new geographic markets in which we have no prior operating or franchising experience. We face challenges in entering new markets, including consumers’ lack of awareness of our Popeyes brand, difficulties in hiring personnel, and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. Any failure on our part to recognize or respond to these differences may adversely affect the success of our new units. The failure of a significant number of the units that we open in new markets could adversely affect our operating results.

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
      Factors that may cause our quarterly results and same-store sales to fluctuate include the following:

•	the disposition of company-operated restaurants;

•	the opening of new restaurants by us or our franchisees;

•	increases in labor costs;

•	increases in the cost of food products;

•	the ability of our franchisees to meet their future commitments under development agreements;

•	consumer concerns about food quality;

•	the level of competition from existing or new competitors in the QSR industry;

•	inclement weather patterns, and

•	economic conditions generally, and in each of the markets in which we, or our franchisees, are located.
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
      As of December 26, 2004, we had 353 franchised restaurants in Puerto Rico, Guam and 22 foreign countries, including a significant number of franchised restaurants in Asia. Such operations are transacted in the respective local currency. The amount owed us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries.
      We intend to expand our international franchise operations significantly over the next several years. We expect that the portion of our revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.

We may not be able to adequately protect our intellectual property, which could harm the value of our Popeyes brand and branded products and adversely affect our business.
      We depend in large part on our Popeyes brand and branded products and believe that it is very important to the conduct of our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our Popeyes brand and branded products. The success of our expansion strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We also use our trademarks and other intellectual property on the Internet. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the internet, the value of our Popeyes brand may be harmed, which could have a material adverse effect on our business, including the failure of our Popeyes brand and branded products to achieve and maintain market acceptance.
      We franchise our restaurants to various franchisees. While we try to ensure that the quality of our Popeyes brand and branded products is maintained by all of our franchisees, we cannot be certain that these franchisees will not take actions that adversely affect the value of our intellectual property or reputation.
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
      There can be no assurance that all of the steps we have taken to protect our intellectual property in the U.S. and foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Further, through acquisitions of third parties, we may acquire brands and related trademarks that are subject to the same risks as the brand and trademarks we currently own.

Because many of our properties were used as retail gas stations in the past, we may incur substantial liabilities for remediation of environmental contamination at our properties.
      Certain of our currently or formerly owned and/or leased properties (including certain Church’s locations) are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination, as well as any other environmental conditions at our properties that are unrelated to underground storage tanks. If we are found liable for the costs of remediation of contamination at any of these properties, our operating expenses would likely increase and our operating results would be materially adversely affected. We have obtained insurance coverage that we believe will be adequate to cover any potential environmental remediation liabilities. However, there can be no assurance that the actual costs of any potential remediation liabilities will not materially exceed the amount of our policy limits.

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
      Disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) are properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.
      Our evaluation of AFC’s disclosure controls and procedures. We evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of the end of fiscal year 2004, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. As described below, under “Management’s Report on Internal Control Over Financial Reporting,” material weaknesses were identified in our internal control over financial reporting relating to the completeness of accrued liabilities and the estimation of our provision for income taxes. Based on the evaluation, described below, our CEO and CFO have concluded that as a result of the material weaknesses identified, as of December 26, 2004, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. However, management believes there are no material misstatements in our consolidated financial statements. While our independent registered public accountants have not completed their evaluation of the effectiveness of internal control over financial reporting or issued an opinion on management’s assessment, they have issued an unqualified opinion on our consolidated balance sheets as of December 26, 2004, and December 28, 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2004.
      Management’s Report on Internal Control Over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we are required to include in our 2004 Annual Report on Form 10-K, (i) a report on our management’s assessment of the effectiveness of our internal control over financial reporting and (ii) our independent registered public accountants’ report on our management’s assessment and their evaluation of the effectiveness of our internal control over financial reporting.
      On November 30, 2004, the SEC issued an exemptive order providing a 45-day extension for the filing of both management’s and the independent registered public accountants’ reports on the Company’s internal control over financial reporting for eligible companies. The Company has determined that it is eligible and has elected to utilize this 45-day extension, therefore this Form 10-K does not include these reports. We expect to file our management report and our independent registered public accountants’ report in an amendment to this Annual Report on Form 10-K, within the timeframe provided for by the Section 404 requirements, on or before April 25, 2004.
      While the Company has not completed its Sarbanes-Oxley Section 404 assessment, the Company’s management is currently assessing the effectiveness of its internal control over financial reporting as of December 26, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As of the date of this Annual Report on Form 10-K, management has identified material weaknesses in its internal control over financial reporting related to accrued liabilities and the ineffective review of invoices received subsequent to year end, and controls over the completeness and review of the provision for income taxes.
      A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 2 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
      Our management determined that, due to the existence of material weaknesses identified to date, the Company’s internal control over financial reporting was not effective as of December 26, 2004. Our management therefore believes that upon completion of their evaluation and testing of the Company’s internal control over financial reporting, the Company’s independent registered public accountants will issue an adverse opinion with respect to the effectiveness of our internal control over financial reporting as of December 26, 2004. We are continuing our evaluation of our internal control over financial reporting and there can be no assurance that, as a result of this ongoing evaluation, we will not identify additional significant deficiencies, or that any such deficiencies, either alone or in combination with others, will not be considered additional material weaknesses.
      Inherent Limitations of Any Control System. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapse in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
      Changes in Internal Control Over Financial Reporting. The material weakness in accrued liabilities results from (i) a lack of timely communication between operational departments and the accounting department, and (ii) a lack of timely processing of restaurant operational and capital invoices into the accounts payable system. A major cause of the identified material weaknesses was the disruption of the normal accounting process flow and communications between our centralized accounting function and our Church’s business, because of the sale of Church’s immediately following our fiscal year end of December 26, 2004. The material weakness related to the completeness and review of the provision for income taxes resulted from the departure of the senior personnel responsible for the preparation and review of the Company’s estimated income tax provision in connection with the Church’s transaction on December 28, 2004.
      In an effort to address the departure of senior tax personnel, management engaged two outside accounting firms to assist in the preparation of our estimated provision for income taxes. There were no other significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended December 26, 2004. Subsequent to December 26, 2004, management supplemented the controls over accrued liabilities to lower the risk of misstatement associated with the material weakness in this area.

Item 9B.	OTHER INFORMATION
      On March 28, 2005, the Company, entered into amendments of the employment agreements with certain of the Company’s executive officers including an amendment to the Amended and Restated Employment Agreement dated June 28, 2004 between the Company and Allan J. Tanenbaum, an amendment to the Employment Agreement dated December 29, 2003 between the Company and Frederick B. Beilstein, an amendment to the Employment Agreement dated February 12, 2004 between the Company and Henry Hope, III, and an amendment to the Employment Agreement dated June 14, 2004 between the Company and Kenneth L. Keymer. A description of the material terms of the amended employment agreement is included in Note 13 to the Consolidated Financial Statements. The amendments are attached to this Form 10-K as exhibits 10.58, 10.62, 10.63 and 10.68. The description and the amendments are incorporated herein by reference.

PART III.
Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      For information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10, we refer you to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2004. See the discussions under the headings “Election of Directors and Director Biographies,” “Board of Directors Information” and “General — Compliance with Section 16(a) Beneficial Ownership Reporting Requirements.” Biographical information on our executive officers is contained in Item 4A of this Annual Report on Form 10-K.
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
Item 11.     EXECUTIVE COMPENSATION
      For information regarding executive compensation required by this Item 11, we refer you to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2004. See the discussions under the headings “Executive Compensation,” “Board of Directors Information,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Year End Option Value Table,” “Employment Agreements,” and “General — Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      For information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12, we refer you to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2004. See the discussion under the heading “Stock Ownership.”
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      For information regarding certain relationships and related transactions required by this Item 13, we refer you to our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2004. See the discussion under the heading “Insider Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
      KPMG billed us aggregate fees and expenses of approximately $2,600,000 for the annual audit of our 2004 financial statements, approximately $600,000 for a stand-alone audit of Church’s for 2002 and 2001, and approximately $2,437,000 for audit of our internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related matters; and approximately $2,600,000 for the annual audit our 2003 financial statements.

Audit-Related Fees
      KPMG did not perform any audit-related services for us in 2004 or 2003.

Tax Fees
      KPMG billed us approximately $364,000 for tax services in 2004 and approximately $603,000 for tax services in 2003. These fees were principally related to tax compliance and tax advice on depreciation, escheat compliance and various other tax matters.

All Other Fees
      None.
      Pursuant to its charter, our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules.

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
      The following consolidated financial statements appear beginning on Page F-1 of the report:
      We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.
(b) Exhibits

Exhibit
Number	Description

2.1(h)	Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of April 15, 2003
2.2(n)	First Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of June 30, 2003
2.3(n)	Second Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of July 11, 2003
2.4(n)	Third Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of November 19, 2003
2.5(j)	Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of September 3, 2004
2.6(j)	First Amendment to Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of November 1, 2004
2.7(k)	Asset Purchase Agreement by and among AFC Enterprises, Inc. and Cajun Holding Company dated as of October 30, 2004
2.8(l)	First Amendment to Asset Purchase Agreement by and between AFC Enterprises, Inc. and Cajun Holding Company dated as of December 28, 2004
3.1(c)	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002
3.2	Amended and Restated Bylaws of AFC Enterprises, Inc.
4.1(q)	Form of registrant’s common stock certificate
10.1(a)	Stockholders Agreement dated April 11, 1996 (the “1996 Stockholders Agreement”) among FS Equity Partners III, L.P. and FS Equity Partners International, L.P., CIBC, Pilgrim Prime Rate Trust, Van Kampen American Capital Prime Rate Income Trust, Senior Debt Portfolio, ML IBK Positions, Inc., Frank J. Belatti, Dick R. Holbrook, Samuel N. Frankel (collectively, the “Shareholders”) and AFC Enterprises, Inc.
10.2(a)	Amendment No. 1 to the 1996 Stockholders’ Agreement dated as of May 1, 1996 by and among the Shareholders and PENMAN Private Equity and Mezzanine Fund, L.P.
10.3(e)	Form of Popeyes Development Agreement, as amended
10.4(e)	Form of Popeyes Franchise Agreement

Exhibit
Number	Description

10.5(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date
10.6(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10.7(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10.8(a)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc.
10.9(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation
10.10(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.
10.11(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10.12(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10.13(b)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and AFC Enterprises, Inc.
10.14(a)	Employment Agreement dated as of December 4, 1995 between AFC and Samuel N. Frankel.*
10.15(a)	1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*
10.16(a)	1996 Nonqualified Performance Stock Option Plan — Executive of AFC, effective as of April 11, 1996.*
10.17(a)	1996 Nonqualified Performance Stock Option Plan — General of AFC, effective as of April 11, 1996.*
10.18(a)	1996 Nonqualified Stock Option Plan of AFC, effective as of April 11, 1996.*
10.19(a)	Form of Nonqualified Stock Option Agreement — General between AFC and stock option participants.*
10.20(a)	Form of Nonqualified Stock Option Agreement — Executive between AFC and certain key executives.*
10.21(a)	1996 Employee Stock Bonus Plan — Executive of AFC effective as of April 11, 1996.*
10.22(a)	1996 Employee Stock Bonus Plan — General of AFC effective as of April 11, 1996.*
10.23(a)	Form of Stock Bonus Agreement — Executive between AFC and certain executive officers.*
10.24(a)	Form of Stock Bonus Agreement — General between AFC and certain executive officers.*
10.25(a)	Form of Secured Promissory Note issued by certain members of management.*
10.26(a)	Form of Stock Pledge Agreement between AFC and certain members of management.*
10.27(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997
10.28(d)	Stockholder Agreement by and among AFC Franchise Acquisition Corp. and other signatories dated as of August 13, 1998
10.29(e)	Stockholders Agreement dated as of March 18, 1998 among FS Equity Partners III, L.P., FS Equity Partners International, L.P., the new shareholders identified therein and AFC
10.30(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Ronald P. Spogli.*
10.31(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*
10.32(a)	Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.*
10.33(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Matt L. Figel.*

Exhibit
Number	Description

10.34(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*
10.35(e)	Employment Agreement dated as of December 8, 2000 between AFC and Frank J. Belatti.*
10.36(e)	Employment Agreement dated as of December 8, 2000 between AFC and Dick R. Holbrook.*
10.37(i)	Amended and Restated Employment Agreement dated as of June 28, 2004 between AFC and Hala Moddelmog.*
10.38(e)	Amendment No. 3 to the 1996 Stockholders Agreement dated as of February 8, 2001 by and among AFC and the other signatories thereto
10.39(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*
10.40(i)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Frank J. Belatti.*
10.41(i)	Fourth Amendment to Employment Agreement dated as of February 9, 2001 between AFC and Samuel N. Frankel.*
10.42(i)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Dick R. Holbrook.*
10.43(p)	2004 Adjusted Short Term Incentive Plan.*
10.44(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Frank J. Belatti.*
10.45(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Dick R. Holbrook.*
10.46	Popeyes Chicken and Biscuits 2005 Bonus Plan.*
10.47(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Gerald J. Wilkins.*
10.48(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*
10.49(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*
10.50(f)	Indemnification Agreement dated August 9, 2001 by and between AFC and R. William Ide, III.*
10.51(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*
10.52(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10.53(g)	AFC Enterprises, Inc. Annual Executive Bonus Program.*
10.54(o)	First Amendment to Employment Agreement dated as of June 1, 1997 between AFC Enterprises, Inc. and Samuel N. Frankel.*
10.55(o)	Second Amendment to Employment Agreement dated as of April 16, 1998 between AFC Enterprises, Inc. and Samuel N. Frankel.*
10.56(o)	Third Amendment to Employment Agreement dated as of May 17, 2000 between AFC Enterprises, Inc. and Samuel N. Frankel.*
10.57(m)	Amended and Restated Employment Agreement dated as of June 28, 2004 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10.58	First Amendment to Amended and Restated Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10.59(n)	Employment Agreement dated as of January 27, 2003 between AFC Enterprises, Inc. and Chris Elliott.*
10.60(n)	Employment Agreement effective as of December 29, 2003 between AFC Enterprises, Inc. and Frederick B. Beilstein.*
10.61(n)	Employment Agreement effective as of February 12, 2004 between AFC Enterprises, Inc. and Henry Hope, III.*
10.62	First Amendment to Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Frederick B. Beilstein.*
10.63	First Amendment to Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Henry Hope, III.*

Exhibit
Number	Description

10.64	Indemnity Agreement dated October 14, 2004 by and between AFC Enterprises, Inc. and Supply Management Services, Inc.
10.65	Indemnity Agreement dated February 5, 2005 by and between AFC Enterprises, Inc., Cajun Operating Company and Supply Management Services, Inc.
10.66	Amended and Restated Credit Agreement dated as of December 16, 2004 among AFC Enterprises, Inc., as Borrower, and the Lenders Party thereto, J.P. Morgan Chase Bank, as Administrative Agent, J.P. Morgan Securities, Inc., as Joint Bookrunner and Co-Lead Arranger, Credit Suisse First Boston, as Joint Bookrunner and Co-Lead Arranger, Credit Lyonnais New York Branch, as Co-Documentation Agent, Fleet National Bank, Inc., as Co-Documentation Agent, and SunTrust Bank, as Co-Documentation Agent
10.67	Employment Agreement effective as of June 14, 2004 between AFC Enterprises, Inc. and Kenneth L. Keymer.*
10.68	First Amendment to Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Kenneth L. Keymer.*
11.1**	Statement regarding computation of per share earnings
21.1	Subsidiaries of AFC
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by SFAS No. 128, Earnings per Share, is provided in Note 21 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(a)	Filed as an exhibit to the Registration Statement of AFC on Form S-4/A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(b)	Filed as an exhibit to the Form 10-K of AFC for the year ended December 27, 1998 on March 29, 1999 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 8-K of AFC filed October 29, 1998 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 8-K of AFC filed April 16, 2003 and incorporated by reference herein.

(i)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on February 9, 2001 and incorporated by reference herein.

(j)	Filed as an exhibit to the Form 8-K of AFC filed November 5, 2004 and incorporated herein by reference.

(k)	Filed as an exhibit to the Form 8-K of AFC filed November 2, 2004 and incorporated herein by reference.

(l)	Filed as an exhibit to the Form 8-K of AFC filed January 5, 2005 and incorporated herein by reference.

(m)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 11, 2004 on August 20, 2004 and incorporated by reference herein.

(n)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 28, 2003 on March 29, 2004 and incorporated by reference herein.

(o)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 29, 2002 on December 15, 2003 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 8-K of AFC filed February 18, 2005 and incorporated by reference herein.

(q)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on February 28, 2001 and incorporated by reference herein.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2005.

AFC ENTERPRISES, INC.

By:	/s/ Frank J. Belatti

Frank J. Belatti
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Frank J. Belatti Frank J. Belatti	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2005

/s/ Fred B. Beilstein Fred B. Beilstein	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2005

/s/ Victor Arias, Jr Victor Arias, Jr.	Director	March 28, 2005

/s/ Carolyn H. Byrd Carolyn H. Byrd	Director	March 28, 2005

/s/ R. William Ide, III R. William Ide, III	Director	March 28, 2005

/s/ Kelvin J. Pennington Kelvin J. Pennington	Director	March 28, 2005

/s/ John M. Roth John M. Roth	Director	March 28, 2005

/s/ Ronald P. Spogli Ronald P. Spogli	Director	March 28, 2005

/s/ Peter Starrett Peter Starrett	Director	March 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
AFC Enterprises, Inc.:
      We have audited the accompanying consolidated balance sheets of AFC Enterprises, Inc. and subsidiaries (the “Company”) as of December 26, 2004, and December 28, 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFC Enterprises, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the accompanying consolidated financial statements, effective December 31, 2001, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Effective December 29, 2003, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities.”
/s/ KPMG LLP
Atlanta, Georgia
March 25, 2005

AFC Enterprises, Inc.
Consolidated Balance Sheets
As of December 26, 2004 and December 28, 2003
(In millions, except share data)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$12.8	$3.6
Accounts and current notes receivable, net	13.3	12.6
Prepaid income taxes	25.9	20.6
Other current assets	40.6	9.3
Assets of discontinued operations	153.3	185.2

Total current assets	245.9	231.3

Long-term assets:
Property and equipment, net	47.2	56.1
Goodwill	9.6	9.6
Trademarks and other intangible assets, net	42.8	42.8
Other long-term assets, net	16.4	19.7

Total long-term assets	116.0	128.2

Total assets	$361.9	$359.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41.6	$23.2
Accrued liabilities	20.8	13.1
Current debt maturities	4.9	12.1
Liabilities of discontinued operations	41.5	53.0

Total current liabilities	108.8	101.4

Long-term liabilities:
Long-term debt	87.5	118.0
Deferred credits and other long-term liabilities	24.7	31.3

Total long-term liabilities	112.2	149.3

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 28,325,355 and 27,992,999 shares issued and outstanding at the end of fiscal years 2004 and 2003, respectively)	0.3	0.3
Capital in excess of par value	155.4	150.1
Notes receivable from officers, including accrued interest	(1.2)	(3.4)
Accumulated losses	(13.6)	(38.2)

Total shareholders’ equity	140.9	108.8

Total liabilities and shareholders’ equity	$361.9	$359.5

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Operations
For Fiscal Years 2004, 2003 and 2002
(In millions, except per share data)

	2004	2003	2002

Revenues:
Sales by company-operated restaurants	$85.8	$85.4	$85.2
Franchise revenues	72.8	70.8	67.1
Other revenues	5.3	5.3	6.6

Total revenues	163.9	161.5	158.9

Expenses:
Restaurant employee, occupancy and other expenses	46.9	46.9	46.1
Restaurant food, beverages and packaging	27.2	26.7	25.7
General and administrative expenses	82.1	66.0	63.3
Depreciation and amortization	10.0	10.7	9.9
Other expenses, net	17.1	30.9	3.6

Total expenses	183.3	181.2	148.6

Operating (loss) profit	(19.4)	(19.7)	10.3
Interest expense, net	5.5	5.3	21.1

Loss before income taxes, minority interest, discontinued operations and accounting change	(24.9)	(25.0)	(10.8)
Income tax benefit	(10.7)	(10.5)	(4.4)
Minority interest	0.1	—	—

Loss before discontinued operations and accounting change	(14.3)	(14.5)	(6.4)
Discontinued operations, net of income taxes	39.1	5.6	(5.3)
Cumulative effect of an accounting change, net of income taxes	(0.2)	(0.2)	—

Net income (loss)	$24.6	$(9.1)	$(11.7)

Basic loss per common share:
Loss before discontinued operations and accounting change	$(0.51)	$(0.52)	$(0.21)
Discontinued operations, net of income taxes	1.39	0.20	(0.18)
Cumulative effect of an accounting change, net of income taxes	(0.01)	(0.01)	—

Net income (loss)	$0.87	$(0.33)	$(0.39)

Diluted loss per common share:
Loss before discontinued operations and accounting change	$(0.51)	$(0.52)	$(0.21)
Discontinued operations, net of income taxes	1.39	0.20	(0.18)
Cumulative effect of an accounting change, net of income taxes	(0.01)	(0.01)	—

Net income (loss)	$0.87	$(0.33)	$(0.39)

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For Fiscal Years 2004, 2003 and 2002
(In millions, except share data)

	Common Stock		Capital in
			Excess of	Officer
	Number of		Par	Notes	Accumulated
	Shares	Amount	Value	Receivable	Losses	Total

Balance at December 30, 2001	30,441,887	$0.3	$212.1	$(7.7)	$(17.4)	$187.3
Issuance of common stock, net of offering costs	19,365	—	0.3	—	—	0.3
Issuance of common stock under stock option plans	710,455	—	10.2	—	—	10.2
Repurchase and cancellation of shares	(3,692,963)	—	(77.9)	—	—	(77.9)
Notes and interest receivable payments	—	—	—	2.1	—	2.1
Interest accrued	—	—	—	(0.3)	—	(0.3)
Amortization of discount	—	—	—	(0.2)	—	(0.2)
Net loss	—	—	—	—	(11.7)	(11.7)

Balance at December 29, 2002	27,478,744	0.3	144.7	(6.1)	(29.1)	109.8
Issuance of common stock	25,889	—	0.4	—	—	0.4
Issuance of common stock under stock option plans	488,366	—	5.0	—	—	5.0
Notes and interest receivable payments	—	—	—	3.1	—	3.1
Interest accrued	—	—	—	(0.3)	—	(0.3)
Amortization of discount	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	(9.1)	(9.1)

Balance at December 28, 2003	27,992,999	0.3	150.1	(3.4)	(38.2)	108.8
Issuance of common stock	8,230	—	0.1	—	—	0.1
Issuance of common stock under stock option plans	324,924	—	5.2	—	—	5.2
Cancellation of shares	(798)	—	—	—	—	—
Notes and interest receivable payments	—	—	—	2.3	—	2.3
Interest accrued	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	24.6	24.6

Balance at December 26, 2004	28,325,355	$0.3	$155.4	$(1.2)	$(13.6)	$140.9

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Cash Flows
For Fiscal Years 2004, 2003 and 2002
(In millions)

	2004	2003	2002

Cash flows provided by (used in) operating activities:
Net income (loss)	$24.6	$(9.1)	$(11.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Discontinued operations	(39.1)	(5.6)	5.3
Depreciation and amortization	10.0	10.7	9.9
Impairment and other write-downs of non-current assets	4.8	15.0	3.8
Net gain on sale of assets	(0.5)	(0.7)	(0.2)
Cumulative effect of accounting changes, pre-tax	0.2	0.3	—
Deferred income taxes	3.2	(2.9)	6.6
Non-cash interest, net	1.3	0.5	3.7
Provision for credit losses	0.9	1.8	0.9
Minority interest	0.1	—	—
Compensatory expense for stock options	0.4	0.2	0.3
Change in operating assets and liabilities, exclusive of opening VIE balances:
Accounts receivable	(2.4)	(2.2)	(0.5)
Prepaid income taxes	(4.4)	(1.8)	(8.4)
Other operating assets	(6.5)	4.0	0.6
Accounts payable and other operating liabilities	15.8	0.2	10.7

Net cash provided by operating activities of continuing operations	8.4	10.4	21.0

Net cash provided by operating activities of discontinued operations	35.6	35.7	73.3

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(8.5)	(15.1)	(20.0)
Capital expenditures of discontinued operations	(16.9)	(10.4)	(27.3)
Proceeds from dispositions of property and equipment	2.0	1.8	32.5
Proceeds relating to the sale of discontinued operations, net	18.6	62.1	—
Proceeds from notes receivable	—	2.3	0.8
Issuances of notes receivable	—	(1.2)	(0.1)
Other, net	2.0	—	—

Net cash provided by (used in) investing activities	(2.8)	39.5	(14.1)

Cash flows provided by (used in) financing activities:
Proceeds from 2002 Credit Facility	—	—	200.0
Principal and premium payments — Senior Subordinated Notes	—	—	(133.4)
Principal payments — 1997 Credit Facility	—	—	(78.7)
Principal payments — 2002 Credit Facility (term loans)	(39.9)	(77.3)	(27.1)
Principal proceeds (payments) — 2002 Credit Facility (revolver), net	0.9	(16.3)	50.0
Principal payments — other notes (including VIEs in 2004)	(0.2)	(2.0)	—
Principal payments — capital lease obligations	(0.1)	—	(0.3)
Net repayments — Southtrust Line of Credit	—	—	(1.7)
Stock repurchases	—	—	(77.9)
Increase (decrease) in bank overdrafts, net (including effects of discontinued operations)	4.3	(1.0)	(7.8)
(Increase) decrease in restricted cash (including effects of discontinued operations)	(1.4)	(0.3)	0.6
Debt issuance costs	—	(0.2)	(4.9)
Issuance of common stock, net	0.1	0.4	0.3
Proceeds from exercise of employee stock options	3.8	3.2	4.7
Other, net	0.5	2.1	0.5

Net cash (used in) financing activities	(32.0)	(91.4)	(75.7)

Net increase (decrease) in cash and cash equivalents	9.2	(5.8)	4.5
Cash and cash equivalents at beginning of year	3.8	9.6	5.1

Cash and cash equivalents at end of year	$13.0	$3.8	$9.6

Cash and cash equivalents of continuing operations	$12.8	$3.6	$8.2
Cash and cash equivalents of discontinued operations	$0.2	$0.2	$1.4
See accompanying notes to consolidated financial statements.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2004, 2003 and 2002
Note — 1 Description of Business
      Continuing Operations. AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates and franchises quick-service restaurants (generally referred to as “QSRs” or “units”), under the trade name Popeyes® Chicken & Biscuits (“Popeyes”) in 43 states, the District of Columbia, Puerto Rico, Guam and 22 foreign countries. These operations constitute the Company’s chicken business segment, its sole business segment within continuing operations.
      Discontinued Operations. On July 14, 2003, the Company sold Seattle Coffee Company (“Seattle Coffee”) to Starbucks Corporation. Seattle Coffee was the parent company for AFC’s Seattle’s Best Coffee (“SBC”) and Torrefazione Italia® Coffee brands. In the transaction, the Company retained a portion of SBC’s franchising operations in Hawaii, certain international markets and on certain U.S. military bases.
      On November 4, 2004, the Company sold its Cinnabon®(“Cinnabon”) subsidiary to Focus Brands Inc. The transaction included the sale of certain franchising operations for SBC which were retained following the sale of Seattle Coffee.
      On December 28, 2004, the Company sold its Church’s Chickentm(“Church’s”) division to an affiliate of Crescent Capital Investments, Inc. As of December 26, 2004, the end of the fourth quarter of 2004, because the criteria for “held for sale” accounting treatment had been met, the Company presented the operations of Church’s as a discontinued operation in the accompanying consolidated financial statements.
      Historically, the operations of Seattle Coffee and Cinnabon constituted the Company’s coffee and bakery segments, respectively. The operations of Church’s were a component of the Company’s chicken segment. See Note 23 for more information concerning these divestitures and their associated operations.
      In the accompanying financial statements, financial results relating to the divested and held for sale operations are presented as discontinued operations. Previously reported amounts have been restated to present the divested and held for sale operations in a manner consistent with the 2004 presentation. Unless otherwise noted, discussions and amounts throughout these notes relate to AFC’s continuing operations.
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
      As of December 29, 2003, the Company adopted FIN 46R and, at that time, began consolidating three franchisees. In each of these relationships, the Company determined that the franchisee was a VIE for which the Company was the primary beneficiary. These franchisees have not been retroactively consolidated in 2003 or 2002.
      Upon adoption of FIN 46R, the Company did not have a common equity interest in any of these three franchisees. In the accompanying financial statements for 2004, earnings and losses of these franchisees were

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
allocated to the common equity holders as a component of minority interest. However, the Company does not allocate any losses to the common equity holders if doing such would reduce their common equity interests below zero.
      During the third quarter of 2004, one of the VIEs engaged in a series of transactions that substantially modified its equity interests and the Company’s relationship to the VIE. As a result, AFC’s management has concluded that the Company is no longer the primary beneficiary for the enterprise and the Company stopped consolidating the enterprise’s balance sheet as well as its operations.
      Subsequent to the Company’s fiscal year end for 2004, a second VIE relationship was substantially modified coincident with the sale of Church’s. The VIE is a Church’s franchisee and its 2004 operations are a component of the Company’s discontinued operations.
      For the year ended December 26, 2004, amounts included in sales by company-operated restaurants associated with VIE operations was $12.6 million. For the year ended December 26, 2004, royalties and rents of $0.7 million were eliminated in consolidation. In conjunction with its adoption of FIN 46R, the Company recorded a cumulative effect adjustment that decreased net income in 2004 by $0.5 million, or $0.02 per diluted share (of which $0.2 million or $0.01 per dilutive share, related to continuing operations).
      Property and equipment, with a net book value of $1.0 million relating to the third VIE, was included in the consolidated balance sheet at December 26, 2004. This property and equipment is pledged as collateral under obligations of the franchisee.
      The Company has other VIE relationships for which it is not the primary beneficiary. These relationships arose in connection with certain loan guarantees that are described in Note 13.
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
      Reclassifications. In the accompanying consolidated financial statements and in these notes, certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on previously reported net loss.
      Foreign Currency Transactions. Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses associated with continuing operations are included in the accompanying consolidated statements of operations as a component of “general and administrative expenses.” During 2004 net foreign currency gains were $0.2 million. During 2003 and 2002, net foreign currency gains were insignificant.
      Fiscal Year. The Company’s fiscal year ends on the last Sunday in December. The 2004, 2003 and 2002 fiscal years consist of 52 weeks each.
      Cash and Cash Equivalents. The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. As of December 26, 2004 and December 28, 2003 such overdrafts were approximately $6.4 million and $1.1 million, respectively, and were included in “accounts payable” in the accompanying consolidated balance sheets.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002

Supplemental Cash Flow Information.

(in millions)	2004	2003	2002

Interest paid, net of capitalized amounts	$6.0	$7.6	$21.1
Income taxes paid, net of refunds	11.3	14.6	7.2

      Accounts Receivable, Net. At December 26, 2004 and December 28, 2003, accounts receivable, net were $12.7 million and $10.8 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, rents and various miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. During 2004, 2003 and 2002, changes in the allowance for doubtful accounts were as follows:

(in millions)	2004	2003	2002

Balance, beginning of year	$2.7	$1.1	$1.0
Provisions	0.9	1.8	1.1
Write-offs and adjustments	—	(0.1)	0.3
Other	0.1	(0.1)	(1.3)

Balance, end of year	$3.7	$2.7	$1.1

      Notes Receivable, Net. At December 26, 2004 and December 28, 2003, notes receivable, net were approximately $5.8 million and $7.7 million, respectively, of which $0.6 million and $1.8 million, respectively, was current. At December 26, 2004, several notes aggregating less than $0.1 million had zero interest rates and the remaining notes had fixed interest rates that ranged from 8.0% to 10.0%.
      Notes receivable consist primarily of consideration received in conjunction with the sale of Company assets in two distinct transactions: the sale of 24 Popeyes company-operated restaurants to a franchisee in 2001; and the sale of an equipment manufacturing operation in 2000. Notes receivable also include notes from franchisees to finance certain past due franchise revenues, rents and interest. See Note 22 for a discussion of notes receivable from officers which were included as a component of shareholders’ equity in the accompanying consolidated financial statements.
      The notes receivable balance is stated net of allowances for uncollectibility. The balance in the allowance account at December 26, 2004 and December 23, 2003, and the activity therein for each of 2004, 2003 and 2002, was insignificant.
      Inventories. Inventories consist principally of food, beverage items and supplies which are carried at the lower of cost (determined on a first-in, first-out basis) or net realizable value. At December 26, 2004 and December 28, 2003, inventories of $0.6 million and $0.6 million, respectively, were included as a component of “other current assets.”
      Property and Equipment. Property and equipment is stated at cost less accumulated depreciation. During 2004, 2003 and 2002, interest capitalized as a component of property and equipment was approximately $0.1 million, $0.1 million and $0.3 million, respectively.
      Provisions for depreciation are made using the straight-line method over the estimated useful lives of the depreciable assets: 7-35 years for buildings; 5-7 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3-20 years). During 2004, 2003 and 2002 depreciation expense was approximately $20.2 million, $24.1 million and $29.3 million, respectively (of which approximately $9.9 million, $10.6 million and $9.8 million, respectively, relates to continuing operations).

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
      The Company evaluates property and equipment for impairment on an annual basis (during the fourth quarter of each year) or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated QSRs, the Company performs its annual impairment evaluation on a site-by-site basis. The Company evaluates QSRs using a “two-year history of operating losses” as its primary indicator of potential impairment. Based on the best information available, the Company writes down an impaired QSR to its estimated fair market value, which becomes its new cost basis. The Company generally measures the estimated fair market value by discounting estimated future cash flows. In addition, when the Company decides to close a QSR, it is reviewed for impairment and depreciable lives are re-evaluated. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.
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
      Because the risks of ownership had not passed to the buyers, the Company did not remove the above assets from its books and records. The Company classified these assets as “Assets Under Contractual Agreement” in the accompanying consolidated balance sheets as a component of “other long-term assets, net.” As of December 28, 2003, the carrying value of the related property and equipment was $1.0 million. During 2003 and 2002, the results of operations and cash flows associated with these assets were not included in the accompanying consolidated financial statements. During 2004, the balance sheet and associated operations of these businesses were included in the accompanying consolidated financial statements pursuant to the requirements of FIN 46R. See earlier discussion in this note concerning consolidations.
      Derivative Financial Instruments. The Company’s use of derivative instruments is generally limited to foreign currency contracts on the Korean Won entered into with financial institutions. As of December 26, 2004 the Company had no outstanding foreign currency contracts. The Company currently does not designate any of its derivative financial instruments as hedging instruments and, accordingly, all gains and losses are included in its statements of operations.
      Goodwill and Other Intangible Assets. Goodwill arises from business combinations accounted for by the purchase method and is the excess of the cost of an acquired business over the fair value of assets acquired and liabilities assumed. The Company’s other intangible assets consisted principally of trademarks.
      During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and, at that time, discontinued its prior practice of amortizing goodwill and other indefinite-lived intangible assets. These assets are now being accounted for by the impairment-only approach. The Company’s finite-lived intangible assets continue to be amortized on a straight-line basis over 20 years.
      During 2004, 2003 and 2002, amortization expense associated with the finite-lived intangible assets was approximately $0.1 million, $0.1 million and $0.1 million, respectively. Estimated amortization expense associated with these assets for 2005 through 2009 is less than $0.1 million per year. The remaining weighted average amortization period for these assets is 10 years.
      The Company evaluates goodwill and other indefinite-lived assets for impairment on an annual basis (during the fourth quarter of each year) or when circumstances arise indicating that a particular asset may be

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
impaired. The Company assigns goodwill to its reporting units for purposes of its impairment evaluation. The Company’s reporting units are its operating segments.
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
      In the first quarter of 2002, in conjunction with the Company’s adoption of SFAS 142, the Company recorded an impairment of goodwill totaling $11.8 million. This charge was associated with Seattle Coffee and is now included in discontinued operations. This charge was made necessary by consecutive years of deteriorating operations and cash flow projections indicating a decline in value.
      Debt Issuance Costs. Costs incurred securing new debt facilities are capitalized and then amortized, utilizing a method that approximates the effective interest method. In the Company’s consolidated statements of operations, the amortization of debt issuance costs is included as a component of “interest expense, net.” Similarly, write-offs of debt issuance costs are included in the Company’s consolidated statements of operations as a component of “interest expense, net.” Amendment fees are expensed as incurred.
      Advertising Fund. The Company maintains a cooperative advertising fund that receives contributions from the Company and the franchisees of its Popeyes brand, based upon a percentage of QSR sales, as required by their franchise agreements. This fund is used exclusively for brand advertising.
      In the Company’s consolidated financial statements, contributions received from franchisees related to this fund and the associated expenses of the fund are accounted for using the agency method. The balance sheet components of the fund are consolidated by line item in the Company’s consolidated balance sheets with the exception of (i) cash, which is restricted as to use and included as a component of “other current assets” and (ii) net fund balance, which is included in the Company’s consolidated balance sheets as a component of “accounts payable.” At December 26, 2004 and December 28, 2003, the net fund balance was approximately $5.0 million and $1.1 million, respectively.
      The Company’s contributions to the advertising fund were reflected in the Company’s consolidated statements of operations as a component of “restaurant employee, occupancy and other expenses.” Such contributions and the Company’s other advertising costs were expensed as incurred. During 2004, 2003 and 2002, the Company’s advertising costs were approximately $6.7 million, $6.2 million and $6.0 million, respectively.
      Revenue Recognition — Sales by Company-Operated Restaurants. Revenue from the sale of food and beverage products at company-operated QSRs is recognized upon delivery.
      Revenue Recognition — Franchise Operations. Revenue from franchising activities is recognized based on the terms of the underlying agreements.

Development Agreements. In general, the Company’s development agreements provide for the development of a specified number of QSRs within a defined geographic territory in accordance with a schedule of opening dates. Development schedules cover specified periods of time and typically have benchmarks for the number of QSRs to be opened at six to twelve month intervals. Development agreement payments are made when the agreement is executed and are nonrefundable.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002

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
      Other Revenues. Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees and other fees associated with unit conversions. Rental income is recognized on the straight-line basis over the lease term. Fees associated with unit conversions are recognized when all material services or conditions relating to the fees have been substantively performed or satisfied by the Company.
      Gains and Losses Associated With Unit Conversions. From time to time, AFC engages in transactions that are commonly referred to as unit conversions. Typically, these transactions involve the sale of a company-operated restaurant to an existing or new franchisee (and, in limited cases, the purchase of a restaurant from a franchisee).
      The Company defers gains on the sale of company-operated restaurants when the Company has continuing involvement in the assets sold beyond the customary franchisor role. The Company’s continuing involvement generally includes seller financing or the leasing of real estate to the franchisee. Deferred gains are recognized over the remaining term of the continuing involvement. Losses are recognized immediately.
      During 2004, gains and losses associated with the sale of company-operated restaurants were insignificant. There were no sales of company-operated restaurants in 2003 or 2002.
      During 2004, 2003 and 2002, previously deferred gains of $0.3 million, $0.2 million and $0.2 million, respectively, were recognized in income as a component of “other expenses” in the accompanying consolidated statements of operations.
      Stock-Based Employee Compensation. The Company accounts for stock options issued to employees under the intrinsic value method. Had the Company’s stock option plans been accounted for under the fair value method, the Company’s net (loss) income would have been adjusted to the following pro forma amounts:

(in millions, except per share amounts)	2004	2003	2002

Net income (loss) as reported	$24.6	$(9.1)	$(11.7)
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2.8)	(2.2)	(2.4)

Pro forma net income (loss)	$21.8	$(11.3)	$(14.1)

Basic loss per share
As reported	$0.87	$(0.33)	$(0.39)
Pro forma	0.77	(0.41)	(0.47)
Diluted loss per share(a)
As reported	$0.87	$(0.33)	$(0.39)
Pro forma	0.77	(0.41)	(0.47)

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002

(a)	Due to the Company’s loss before discontinued operations and accounting change for all years presented, the dilutive effect of stock options were excluded from the denominator for the Company’s fully diluted loss per share computation.
      During 2004, 2003 and 2002, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the grants:

	2004	2003(a)	2002

Approximate risk-free interest rate percentage	2.8%	n/a	2.8%
Expected dividend yield percentage	0.0%	n/a	0.0%
Expected lives (in years)	4.0	n/a	4.0
Expected volatility percentage	52.7%	n/a	46.4%

(a)	During 2003, there were no options granted. See Note 16 for a further discussion of the Company’s stock option plans.
      Leases. The Company accounts for leases in accordance with SFAS No. 13, Accounting for Leases, and other related authoritative guidance. When determining the lease term, the Company includes option periods for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary economic penalty is associated with the loss of use of leasehold improvements which might be impaired if we choose not to exercise the renewal options.
      The Company records rent expense for leases that contain scheduled rent increases on a straight-line basis over the lease term, including any option periods considered in the determination of that lease term. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense as they accrue.
      Research and Development. Research and development costs are expensed as incurred. During 2004, 2003 and 2002, such costs were approximately $0.9 million, $0.9 million and $0.9 million, respectively.
      Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Note — 3 Recent Accounting Pronouncements That The Company Has Not Yet Adopted
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) a revision of FASB No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The statement provides alternative means of adoption. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (the Company’s third quarter of fiscal 2005). The Company has not completed its assessment of SFAS 123R. Its expected impact is not presently known.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 in fiscal 2006 and it believes such adoption will not have a material impact on its consolidated financial position or results of operations.
Note — 4 Other Current Assets

(in millions)	2004	2003

Deferred income taxes	$25.2	$1.2
Restricted cash	7.4	5.3
Deferred transaction costs	5.9	—
Other	2.1	2.8

	$40.6	$9.3

      At December 26, 2004, $7.0 million of restricted cash related to the cooperative advertising fund the Company maintains for its Popeyes franchisees (Note 2) and $0.4 million related to VIE cash balances. At December 28, 2003, $2.5 million of restricted cash related to the Popeyes cooperative advertising fund and $2.8 million related to deposits in collateral accounts as required by the Company’s 2002 Credit Facility (see Note 10).
      The $5.9 million of deferred transaction costs are associated with the sale of Church’s and will be expensed in the first quarter of 2005 as a component of the gain on sale of Church’s.
Note — 5 Property and Equipment, Net

(in millions)	2004	2003

Land	$5.9	$6.6
Buildings and improvements	33.1	34.4
Equipment	51.4	71.7
Properties held for sale and other	0.3	1.5

	90.7	114.2
Less accumulated depreciation and amortization	(43.5)	(58.1)

	$47.2	$56.1

      At December 26, 2004 and December 28, 2003, property and equipment, net included capital lease assets with a gross book value of $9.6 million and $12.6 million, respectively and accumulated amortization of $9.2 million and $5.9 million, respectively.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
Note — 6 Trademarks and Other Intangible Assets, Net

(in millions)	2004	2003

Non-amortizable intangible assets:
Trademarks	$42.0	$42.0
Other	0.6	0.6

	42.6	42.6
Amortizable intangible assets, net	0.2	0.2

	$42.8	$42.8

      Amounts assigned to trademarks arose from the allocation of reorganization value (when the Company emerged from bankruptcy in 1992).
Note — 7 Other Long-Term Assets, Net

(in millions)	2004	2003

Non-current notes receivable, net	$5.2	$5.9
Deferred income taxes	5.0	5.5
Debt issuance costs	2.3	3.7
Other	3.9	4.6

	$16.4	$19.7

Note — 8 Accrued Liabilities

(in millions)	2004	2003

Accrued wages, bonuses and severances	$6.7	$1.8
Accrued legal	3.4	1.9
Accrued employee benefits	2.9	2.3
Accrued audit fees	1.4	2.4
Other	6.4	4.7

	$20.8	$13.1

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
Note — 9 Long-Term Debt and Other Borrowings

(in millions)	2004	2003

2002 Credit Facility:
Revolving credit facility	$34.6	$33.7
Tranche A term loan	14.0	37.8
Tranche B term loan	41.7	57.8
Capital lease obligations	0.6	0.7
Other notes ($1.4 at 12/26/04 related to VIE)	1.5	0.1

	92.4	130.1
Less current portion	(4.9)	(12.1)

	$87.5	$118.0

      2002 Credit Facility. On May 23, 2002, the Company entered into a new bank credit facility (the “2002 Credit Facility”) with J.P. Morgan Chase Bank, Credit Suisse First Boston and certain other lenders, which consisted of a $75.0 million, five-year revolving credit facility, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan.
      The term loans and the revolving credit facility bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Based CD rate) plus an applicable margin as specified in the facility, and adjusted pursuant to amendments to the facility. These margins may fluctuate because of changes in certain financial leverage ratios and the Company’s credit rating. The Company’s weighted average interest rate for all outstanding indebtedness under the 2002 Credit Facility at December 26, 2004 and December 28, 2003 was 5.82% and 4.04%, respectively. The Company also pays a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the revolving credit facility.
      As of December 26, 2004, Tranche A principal was payable in quarterly installments ranging from $1.0 million to $1.5 million, maturing in May 2007. As of December 26, 2004, Tranche B principal was payable in quarterly installments ranging from $0.1 million to $10.0 million, maturing in May 2009. For both the Tranche A and Tranche B term loans, interest is paid, typically at the Company’s option, in one, two, three or six-month intervals.
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
      During 2004, the Company made prepayments of approximately $16.5 million associated with the sale of Cinnabon, $2.8 million associated with the closing out of a collateral account established in conjunction with the Seattle Coffee sale, and $10.0 million in anticipation of the Church’s sale. During 2003, the Company made prepayments of approximately $8.2 million associated with the cash flow provisions described above, $31.3 million associated with the sale of Seattle Coffee and $29.2 million associated with the fourth amendment to the facility. During 2002, the Company made an optional prepayment of $25.0 million on the Tranche B term loan.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
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
      Under the terms of the revolving credit facility, the Company may also obtain short-term borrowings and letters of credit up to the amount of unused borrowings under that facility. As of December 26, 2004, there was $34.6 million in outstanding borrowings under the revolving credit facility and $5.2 million of outstanding letters of credit, leaving amounts available for short-term borrowings and additional letters of credit of $35.2 million. As of December 26, 2004, the revolving credit facility was due in full without installments in May 2007.
      Amendments to the 2002 Credit Facility. During the period that the Company was investigating and analyzing matters associated with the re-audit and restatement of previously issued financial information and the period immediately thereafter as the Company worked to become current in its financial reporting, the Company and its lenders on March 31, 2003, May 30, 2003, July 14, 2003, August 22, 2003, October 30, 2003 and March 26, 2004 amended the 2002 Credit Facility. The effect of these amendments was to provide (i) timing relief for the filing of annual and quarterly reports, (ii) temporarily raise the interest rates on outstanding indebtedness, (iii) temporarily reduce availability under the revolving credit facility, (iv) require the Company to use proceeds from the sale of Seattle Coffee to pay down the facility’s term loans (a portion of which was temporarily deposited into a collateral account), and (v) adjust the computation of certain loan covenant ratios for 2003.
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
      On October 19, 2004 and October 29, 2004 the Company amended its 2002 Credit Facility to obtain approval for the sale of Cinnabon and to require the Company to use $16.5 million of the proceeds from the sale to pay down outstanding indebtedness under the facility’s term loans.
      On December 28, 2004, the Company amended and restated its 2002 Credit Facility to (i) obtain approval for the sale of Church’s, (ii) accelerate the termination of the revolving credit facility and the term loans to March 2006, (iii) reduce the Company’s borrowing capacity under the revolving credit facility to $50.0 million, (iv) require the Company to use $10.0 million of the proceeds from the sale of Church’s to pay

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
down outstanding indebtedness under the facility’s term loans (this payment was made prior to December 26, 2004, in anticipation of the Church’s sale, as referred to above), (v) provide for the company’s use of the proceeds from the sale of Church’s, and (vi) require the Company to transfer $125.5 million of the proceeds from the sale of Church’s into an account to collateralize outstanding indebtedness under the facility and other contingencies.
      Future Debt Maturities. At December 26, 2004, aggregate future debt maturities, including $0.8 million related to a Church’s VIE and excluding capital lease obligations, are $4.9 million in 2005, $7.5 million in 2006, $38.2 million in 2007, $10.6 million in 2008, $30.4 million in 2009, and $1.0 million thereafter. As discussed earlier in this note, on December 28, 2004, the 2002 Credit Facility was amended and restated. Giving effect to the changed maturities included in the amended arrangement and the sale of Church’s, the Company’s aggregate future debt maturities, excluding capital leases, are $4.9 million in 2005, $85.8 million in 2006, $0.2 million in 2007, $0.1 million in 2008, $0.2 million in 2009 and $0.6 million thereafter.
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
      Senior Subordinated Notes. In May 1997, the Company completed a debt offering of $175.0 million of Senior Subordinated Notes bearing interest at 10.25% per annum. During 2002, the Company exercised a call provision and repurchased the remaining notes with a carrying value of $126.9 million at a premium of $6.5 million. The Company funded this repurchase with proceeds from the 2002 Credit Facility. In connection with the repurchase, the Company wrote-off an allocable portion of its unamortized debt issue costs. The premium and the write-off of unamortized debt issue costs are a component of “interest expense, net” in the accompanying consolidated statements of operations.
      Southtrust Line of Credit. During 2002 the Company had an agreement with Southtrust Bank consisting of a $5.0 million revolving line of credit, renewable each year on May 30. The monthly interest payments were based on LIBOR plus an applicable margin. The Company also paid a quarterly commitment fee of 0.5% on the unused portion of this line of credit. On March 31, 2003, the Company and Southtrust agreed to terminate this facility.
Note — 10 Leases
      The Company leases property and equipment associated with its (i) corporate facilities; (ii) company-operated restaurants; (iii) certain former company-operated restaurants that are now operated by franchisees

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
and the property subleased to the franchisee; and (iv) certain former company-operated restaurants that are now subleased to a third party.
      At December 26, 2004, future minimum payments under capital and non-cancelable operating leases, including those related to Church’s, were as follows:

	Capital	Operating
(in millions)	Leases	Leases

2005	$0.2	$13.1
2006	0.2	11.5
2007	0.3	10.0
2008	0.2	8.7
2009	0.2	6.9
Thereafter	1.2	26.1

Future minimum lease payments	2.3	$76.3

Less Church’s amounts	(1.3)
Less amounts representing interest on continuing operations	(0.4)

	$0.6

      Of the $76.3 million of future minimum payments under non-cancelable operating leases, $25.9 million relates to Church’s. As discussed at Note 23, on December 28, 2004, the Company sold Church’s to Crescent Capital Investment, Inc.
      During 2004, 2003 and 2002, rental expense for continuing operations was approximately $9.8 million, $10.4 million and $12.1 million, respectively, including percentage rentals of $0.1 million, $0.2 million and $0.1 million, respectively. At December 26, 2004, the implicit rate of interest on capital leases ranged from 10.9% to 11.5%.
      Within its continuing operations, the Company leases certain restaurant properties and subleases other restaurant properties to franchisees. At December 26, 2004, the aggregate gross book value and the net book value of such properties was approximately $3.8 million and $3.1 million, respectively. Rental income from these leases and subleases was approximately $5.2 million, $5.3 million and $6.5 million in 2004, 2003 and 2002, respectively. At December 26, 2004, future minimum rental income associated with these leases and subleases, for each of the next five years and thereafter, is approximately $12.2 million, $11.2 million, $10.0 million, $9.0 million, $7.7 million, and $44.6 million, respectively. With the sale of Church’s at December 28, 2004, the future minimum rental income associated with these leases and subleases, for each of the next five years and thereafter, declined to $5.3 million, $4.9 million, $4.4 million, $3.9 million, $3.2 million, and $11.9 million respectively.
Note — 11 Deferred Credits and Other Long-Term Liabilities

(in millions)	2004	2003

Deferred franchise revenues	$6.8	$6.5
Executive retirement arrangements	4.4	4.5
Deferred gain on unit conversions	4.3	4.8
Deferred rentals	2.5	4.2
Future lease obligations — closed facilities	1.8	4.5
Other	4.9	6.8

	$24.7	$31.3

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
Note — 12 Asset Retirement Obligations
      In the first quarter of 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible, long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 requires that the fair value of an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.
      The changes in the carrying amount for AROs for the years ended December 26, 2004 and December 28, 2003 were as follows:

(in millions)	2004	2003

Balance, beginning of year	$0.4	$—
Adoption of SFAS 143	—	0.4
Accretion expense	0.1	—
Liabilities incurred	—	—

Balance, end of year	$0.5	$0.4

      The Company recorded a cumulative effect adjustment of $0.7 million ($0.4 million, after-tax), of which $0.3 million ($0.2 million, after tax) relates to continuing operations. The cumulative effect adjustment relating to continuing operations includes $0.4 million for the recognition of the initial ARO less $0.1 million associated with the corresponding assets.
Note — 13 Commitments and Contingencies
      Supply Contracts. Supplies are generally provided to AFC’s franchised and company-operated QSRs, pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. The Company and its franchisees hold membership interests in SMS in proportion to the number of QSRs they own. At December 26, 2004, the Company’s membership interest was approximately 11% of SMS and the Company held three of its eleven board seats. Concurrent with the sale of Church’s on December 28, 2004, the Company’s membership interest in SMS declined to approximately 2% and the Company held two of its eleven board seats. The operations of SMS are not included in the consolidated financial statements and the investment is accounted for using the cost method.
      The principal raw material for a Popeyes restaurant operation is fresh chicken, which for AFC’s company-operated restaurants constitutes more than 40% of “restaurant food, beverages and packaging” costs. Company-operated and franchised restaurants purchase their chicken from suppliers who service AFC and its franchisees from various plant locations. These costs are significantly affected by increases in the cost of fresh chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability.
      In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for AFC and its Popeyes franchisees, SMS has entered into three types of chicken purchasing contracts with chicken suppliers. The first (which pertains to the vast majority of system-wide purchases for Popeyes) is a grain-based “cost-plus” contract for an eight-piece mix cut of bone-in chicken that utilizes prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. The others are a market-priced formula for dark meat and a grain-based “cost-plus” pricing contract for dark meat that is based on the cost-plus formula for the eight-piece mix with a maximum price for chicken during the term of the contract. These contracts include volume purchase commitments that are adjustable at the election of

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
SMS (which is done in consultation with, and under the direction of, AFC and its Popeyes franchisees). In a given year, that year’s commitment may be adjusted by up to 10%, if notice is given within specified time frames; and the commitment levels for future years may be adjusted based on revised estimates of need, whether due to store openings and closings, changes in SMS’s membership, changes in the business, or changes in general economic conditions. The estimated minimum level of purchases under these contracts is $154.5 million for 2005, $161.0 million for 2006, $169.4 million for 2007 and $179.5 million for 2008. AFC has indemnified SMS for any shortfall between actual purchases by the Popeyes system and the annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. The indemnification has not been recorded as an obligation in the Company’s balance sheets. The Company currently expects that the Popeyes system will purchase chicken at sufficient levels to be at least equal to its annual purchase commitments, as those commitments may be adjusted pursuant to the above terms, and therefore, the Company does not expect any material loss to result from the guarantee.
      For menu items other than chicken, AFC had less than $0.2 million of purchase commitments outstanding at December 26, 2004.
      The Company has entered into long-term beverage supply agreements with certain beverage vendors. These contracts are customary to the QSR industry. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated QSRs and franchised QSRs, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup.
      Through May 31, 2005, the Company has an arrangement with a supplier to purchase equipment. If the purchase targets are not met, a 30% penalty is due. At December 26, 2004, approximately $0.9 million of targeted purchases under the agreement were outstanding. At December 26, 2004, the Company recorded in its consolidated balance sheet approximately $0.2 million for the estimated penalty.
      Formula and Supply Agreements with Former Owner. The Company has a formula licensing agreement with Alvin C. Copeland, the founder of Popeyes and the present owner of Diversified Foods and Seasonings, Inc. (“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the Popeyes spicy fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay Mr. Copeland approximately $3.1 million annually until March 2029. During 2004, 2003 and 2002, the Company expensed approximately $3.1 million, $3.1 million and $3.1 million, respectively, under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.
      King Features Agreements. The Company has several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which they license the image and likeness of the cartoon character “Popeye” and certain companion characters. On January 1, 2002, an amendment was made to these agreements limiting the exclusive license to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States continue to have the exclusive use of the image and likeness of the cartoon character “Popeye.” Under the amendment, the Company is obligated to pay King Features a royalty of $0.9 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of the Company’s gross revenues from the sale of products outside of the Popeyes restaurant system. These agreements extend through June 30, 2010.
      During 2004, 2003 and 2002 payments made to King Features were $0.9 million, $0.9 million and $0.9 million, respectively. Portions of these payments are made from a cooperative advertising fund (Note 2) associated with the Popeyes brand and the remainder from the Company.
      Business Process Services — DCO. Since September 2002, Deloitte Consulting Outsourcing, LLC (“DCO”) or its predecessors has provided certain accounting and information technology functions to the

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
Company under an agreement. Under the terms of the original and subsequent agreements, the primary accounting functions to be performed by DCO include transaction processing in the sales, accounts receivable, accounts payable and fixed assets areas. The current contract expires on December 31, 2009, unless terminated earlier in accordance with the agreement.
      The contract includes a fixed annual fee of $2.3 million (adjusted each year by a minimum 4% annual increase), plus a variable fee based upon the number of company-operated QSRs and the number of franchised QSRs and other pass through and supplemental services costs.
      During 2004, 2003 and 2002, the Company expensed $3.7 million, $5.4 million and $0.6 million, respectively, under these agreements. At December 26, 2004, future minimum payments under this contract, including the variable rates applied to the number of operated and franchised QSRs at December 26, 2004, are $4.6 million in 2005, $5.0 million in 2006, $5.2 million in 2007, $5.4 million in 2008, and $5.6 million in 2009. With the sale of Church’s on December 28, 2004, the future minimum payments under the contract decline to $2.6 million in 2005, $2.8 million in 2006, $2.9 million in 2007, $3.1 million in 2008, and $3.2 million in 2009 (which includes an expected fixed annual fee reduction to $2.0 million).
      Information Technology Outsourcing — IBM. In August 1994, the Company entered into an information technology outsourcing contract with IBM. The contract was amended in June 1999. During 2002, pursuant to the terms and conditions of the contract, the Company gave written notice to cancel it effective January 1, 2003. No future minimum payments exist under this contract. Operating expenses of approximately $7.8 million related to it are included in the statements of operations for the year 2002.
      On April 1, 2003, the Company entered into a new outsourcing service contract with IBM, which expires March 31, 2010. At December 26, 2004, future minimum payments under this contract are $5.0 million in 2005, $4.8 million in 2006, $4.5 million in 2007, $4.3 million in 2008, $4.2 million in 2009, and $1.1 million thereafter.
      During 2004 and 2003, the Company expensed $8.0 million and $5.0 million, respectively, under this agreement relating to continuing operations. During 2003, the Company also incurred approximately $1.1 million of charges related to the interim period between the two aforementioned contracts.
      Employment Agreements. The Company has employment agreements with five senior executives which provide for annual base salaries ranging from $230,000 to $575,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The initial terms of the agreements end in 2005 or 2006, unless earlier terminated or otherwise renewed pursuant to the terms thereof and are automatically extended for successive one-year periods following the expiration of each term unless notice is given by the Company or the executive not to renew. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, up to two times his annual base salary and up to two times the bonus payable to the individual for the fiscal year in which such termination occurs. Under the agreements, upon a change of control of the Company and a significant reduction in the executive’s responsibilities or duties, the executive may terminate his employment and would be entitled to receive the same severance pay he would have received had his employment been terminated without cause. In addition, the Company has granted three of the executives stay bonuses providing in each case for a payment of a percentage of the executive’s base salary and a payment of a percentage of the executive’s 2005 target incentive pay if the executive remains employed by the Company through specified dates in 2005 or if the executive is terminated without cause prior to those specified dates.
      AFC Loan Guarantee Programs. In March 1999, the Company implemented a program to assist qualified current and prospective franchisees in obtaining the financing needed to purchase or develop

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
franchised units at competitive rates. Under the program, the Company guarantees up to 20% of the loan amount toward a maximum aggregate liability for the entire pool of $1.0 million. For loans within the pool, the Company assumes a first loss risk until the maximum liability for the pool has been reached. Such guarantees typically extend for a three-year period. As of December 26, 2004, approximately $7.1 million was borrowed under this program, of which the Company was contingently liable for approximately $1.0 million in the event of default. Of these loans, $2.6 million are related to Church’s, and the associated guarantees were assumed by an affiliate of Crescent Capital Investments, Inc. in the sale of Church’s (see Note 23).
      In November 2002, the Company implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. Under the program, the Company assumes a first loss risk on the portfolio up to 10% of the sum of the original funded principal balances of all program loans. As of December 26, 2004, approximately $2.9 million was borrowed under this program, of which the Company was contingently liable for approximately $0.4 million in the event of default. During 2004, the re-imaging and facility upgrade portions of this program were cancelled. Of these loans, $1.6 million of them are related to Church’s, and the associated guarantees were assumed by an affiliate of Crescent Capital Investments, Inc. in the sale of Church’s (see Note 23).
      The loan guarantees under both these programs have not been recorded as an obligation in the Company’s consolidated balance sheets. The Company does not expect any material loss to result from these guarantees because it does not believe that performance, on its part, will be required.
      Other Commitments. The Company has guaranteed certain loans and lease obligations of approximately $0.4 million as of December 26, 2004. The guarantee arose in connection with the sale of company-operated QSRs to a franchisee. The guarantee has not been recorded as an obligation in the Company’s consolidated balance sheets. The Company does not expect any material loss to result from this guarantee because it does not believe that performance, on its part, will be required.
      Litigation. The Company is involved in several matters relating to its announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002 and its announcement on April 22, 2003 indicating that it would also restate its financial statements for fiscal year 2000.
      On March 25, 2003, plaintiffs filed the first of eight securities class action lawsuits in the United States District Court for the Northern District of Georgia against AFC and several of its current and former directors and officers. By order dated May 21, 2003, the district court consolidated the eight lawsuits into one consolidated action. On January 26, 2004, the plaintiffs filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) on behalf of a putative class of persons who purchased or otherwise acquired AFC stock between March 2, 2001 and March 24, 2003. In the Consolidated Complaint, plaintiffs allege that the registration statement filed in connection with AFC’s March 2001 initial public offering (“IPO”) contained false and misleading statements in violation of Sections 11 and 15 of the Securities Act of 1933 (“1933 Act”). The defendants to the 1933 Act claims include AFC, certain of AFC’s current and former directors and officers, an institutional shareholder of AFC, and the underwriters of AFC’s IPO. Plaintiffs also allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“1934 Act”) and Rule 10b-5 promulgated thereunder. The plaintiffs’ 1934 Act allegations are pled against AFC, certain current and former directors and officers of AFC, and two institutional shareholders. The plaintiffs also allege violations of Section 20A of the 1934 Act against certain current and former directors and officers and two institutional shareholders based upon alleged stock sales. The Consolidated Complaint seeks certification as a class action, compensatory damages, pre-judgment and post-judgment interest, attorney’s fees and costs, an accounting of the proceeds of certain defendants’ alleged stock sales, disgorgement of bonuses and trading profits by AFC’s CEO and former CFO, injunctive relief, including the imposition of a constructive trust on certain defendants’ alleged insider trading proceeds, and other relief. On December 29,

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
2004, the Court entered an Order granting in part and denying in part the Defendants’ Motions to Dismiss the Complaint. The Court dismissed all insider trading claims; dismissed Section 10(b) and Rule 10b-5 claims against certain current and former officers and directors. Because Plaintiffs declined to re-plead their allegations, the foregoing claims have been dismissed with prejudice. Subsequent to the Court’s December 29, 2004 Order, Defendants AFC and the former CFO filed a Motion to Dismiss the Section 10(b) and Rule 10b-5 claims of the named Plaintiffs for lack of standing (jurisdiction), as both remaining Plaintiffs continue to hold the AFC stock made the subject of their claims and, therefore, given the recovery and continuing rise of the AFC stock price, Plaintiffs can prove no damages under Section 10(b) or Rule 10b-5. Also, pending are certain motions filed by the outside directors for reconsideration of portions of the December 29, 2004 Order. Discovery commenced on February 23, 2005.
      On June 5, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in the United States District Court for the Northern District of Georgia against certain current and former members of the Company’s board of directors and the Company’s largest shareholder. On July 24, 2003, a different shareholder filed a substantially identical lawsuit in the same court against the same defendants. By order dated September 23, 2003, the District Court consolidated the two lawsuits into one consolidated action. On November 24, 2003, the plaintiffs filed a consolidated amended complaint that added as defendants three additional current or former officers of AFC and two other large shareholders of AFC. The consolidated complaint alleges, among other things, that the director defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error or by selling Company stock while in possession of undisclosed material information. The lawsuit seeks, purportedly on behalf of AFC, unspecified compensatory damages, disgorgement or forfeiture of certain bonuses and options earned by certain defendants, disgorgement of profits earned through alleged insider selling by certain defendants, recovery of attorneys’ fees and costs, and other relief. On August 12, 2004, the Court dismissed in part three of AFC’s current or former officers and the two AFC shareholders from the suit without prejudice to the plaintiffs’ right to replead the claims against these defendants. The Court denied the motion to dismiss as it related to the other defendants. Plaintiffs did not replead before the deadline set by the Court. Certain defendants moved for reconsideration but the Court declined to reconsider. The discovery process in this action is being coordinated with the consolidated securities action and commenced on February 23, 2005.
      On August 7, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in Gwinnett County Superior Court, State of Georgia, against certain current and former members of the Company’s board of directors. The complaint alleges that the defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error and by failing to maintain adequate internal accounting controls. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, attorneys’ fees, and other relief. The parties have currently sought to stay by agreement the prosecution of this claim until April 11, 2005, unless the stay is terminated earlier by any of the parties or by the Court.
      On May 15, 2003, a plaintiff filed a securities class action lawsuit in Fulton County Superior Court, State of Georgia, against AFC and certain current and former members of the Company’s board of directors on behalf of a class of purchasers of the Company’s common stock “in or traceable to” AFC’s December 2001 $185.0 million secondary public offering of common stock. The lawsuit asserts claims under Sections 11 and 15 of the 1933 Act. The complaint alleges that the registration statement filed in connection with the secondary offering was false or misleading because it included financial statements issued by the Company that were materially in error. The complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and other relief. The plaintiff claims that as a result of AFC’s announcement that it was restating its financial statements for fiscal year 2001 (and at the time of the complaint, were examining restating its financial statements for fiscal year 2000), AFC will be absolutely liable under the 1933 Act for all recoverable damages sustained by the putative class. On July 20, 2003, the defendants removed the action to the United States District Court for the Northern District of Georgia. The plaintiff filed a motion to remand

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
the case to state court. The defendants opposed the motion to remand. On November 25, 2003, the federal district court entered an order remanding the case to state court but staying the order to allow the defendants to appeal the decision. On November 5, 2004, after briefing and argument, the United States Court of Appeals for the Eleventh Circuit ruled that it lacked jurisdiction to hear the appeal. Defendants filed a Motion to Reconsider the Court’s ruling on November 24, 2004. On February 22, 2005, the Eleventh Circuit panel ruled that the full Court, as opposed to the panel only, could consider defendants’ request to reconsider the Court’s November 5, 2004 Order.
      On April 30, 2003, the Company received an informal, nonpublic inquiry from the staff of the SEC requesting voluntary production of documents and other information. The requests, for documents and information, which are ongoing, relate primarily to the Company’s announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002. The staff has informed the Company’s counsel that the SEC has issued an order authorizing a formal investigation with respect to these matters. The Company is cooperating with the SEC in these inquiries.
      AFC maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. The Company has given notice to its D&O insurers of the claims described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of AFC’s restatement of its financial statements. On August 27, 2004, Executive Risk Indemnity, Inc. (“Executive Risk”), one of the Company’s D&O insurers, delivered to the Company a notice of rescission of its D&O insurance policy and returned the insurance premiums paid by the Company for that policy. On August 27, 2004, Executive Risk also filed suit in the United States District Court for the Northern District of Georgia against AFC and each of the individuals who are named as defendants in the litigation relating to the Company’s decision to restate. The complaint alleges that the D&O insurance policy was procured through material misstatements or omissions. The alleged material misstatements or omissions relate to statements AFC allegedly made to Executive Risk by the Company prior to the Company’s announcements indicating that it would restate its financial statements for 2000, 2001 and the first three quarters of 2002. The complaint seeks a judgment that the Executive Risk policy is rescinded, a declaration that Executive Risk owes no obligation under its D&O insurance policy, costs and expenses incurred in litigation, and other relief. AFC and the individual director and officer defendants filed their Answers and Counterclaims to the complaint on January 24, 2005. There is risk that Executive Risk will be successful in its litigation seeking rescission of its D&O Policy; that AFC’s other D&O insurers will rescind their policies; that AFC’s D&O insurance policies will not cover some or all of the claims described above; or, even if covered, that the Company’s ultimate liability will exceed the available insurance.
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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
      Insurance Programs. The Company carries property, general liability, business interruption, crime, directors and officers liability, employment practices liability, environmental and workers’ compensation insurance policies which it believes are customary for businesses of its size and type. Pursuant to the terms of their franchise agreements, the Company’s franchisees are also required to maintain certain types and levels of insurance coverage, including commercial general liability insurance, workers’ compensation insurance, all risk property and automobile insurance.
      The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 26, 2004, the Company’s insurance reserves were partially collateralized by letters of credit and/or cash deposits of $5.6 million.
      Environmental Matters. The Company is subject to various federal, state and local laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations. Certain of the Company’s current and formerly owned and/or leased properties (including certain Church’s locations) are known or suspected to have been used by prior owners or operators as retail gas stations and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks (“USTs”) and some of these properties may currently contain abandoned USTs. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, the Company, as the current or former owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at its properties that are unrelated to USTs. The Company has obtained insurance coverage that it believes is adequate to cover any potential environmental remediation liabilities. The Company is currently not subject to any administrative or court order requiring remediation at any of its properties.
      Foreign Operations. The Company’s international operations are limited to franchising activities. For each of 2004, 2003 and 2002, such operations represented approximately 9.1%, 10.2% and 9.5% of total franchise revenues, respectively; and 4.0%, 4.5% and 4.0% of total revenues, respectively. At December 26, 2004, approximately $1.9 million of the Company’s accounts receivable were denominated in foreign currencies.
      Due to its international operations, the Company is exposed to risks from changes in international economic conditions and changes in foreign currency rates. To reduce its foreign currency risks associated with royalty streams from franchised operations in Korea, on a limited basis, the Company has entered into foreign currency agreements with respect to the Korean Won. Net losses incurred by the Company during 2004, 2003 and 2002 related to these agreements were not significant to the Company’s financial position or its results of operations.
      Geographic Concentrations. Of AFC’s domestic company-operated and franchised QSRs, the majority are located in the southern and southwestern United States. The Company’s international franchisees operate in Korea, Indonesia and Canada and various countries throughout Central America, Asia and Europe.
      Significant Franchisee. During 2004, 2003 and 2002, one domestic franchisee accounted for approximately 10.2%, 11.8% and 12.2%, respectively of the Company’s royalty revenues.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
Note — 14 Fair Value of Financial Instruments
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:
      Current assets and current liabilities. The Company believes the fair value of its cash and cash equivalents, accounts receivable, inventories, prepaid income taxes, other current assets, accounts payable and accrued liabilities approximates carrying value.
      Long-term notes receivable. The Company believes the fair value of its long-term notes receivable approximates the carrying value, as the respective interest rates are commensurate with the credit and interest rate risks involved.
      Notes receivable from officers. The Company believes the fair value of its notes receivable from officers, including accrued interest, approximates their carrying value, as the interest rates on these notes are not substantially different from prevailing market rates.
      Long-term debt. The Company believes the fair value of its 2002 Credit Facility approximates its carrying value, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved.
Note — 15 Common Stock
      Share Repurchase Program. Effective July 22, 2002, the Company’s board of directors approved a share repurchase program of up to $50.0 million. On October 7, 2002, the Company’s board of directors approved a $50.0 million increase to the program. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During 2002, the Company repurchased 3,692,963 shares of common stock for approximately $77.9 million under this program. No repurchases were made during 2003 or 2004.
      Dividends. During 2004, 2003 and 2002, the Company did not declare nor did it pay any cash or stock dividends. The 2002 Credit Facility has historically restricted the extent to which the Company, or any of its subsidiaries, may declare or pay a cash dividend.
Note — 16 Stock Option Plans
      The 1992 Stock Option Plan. Under the 1992 Nonqualified Stock Option Plan, the Company was authorized to issue options to purchase approximately 1.2 million shares of the Company’s common stock. As of November 13, 2002, the Company no longer grants options from this plan. The outstanding options allow certain officers of the Company to purchase 0.6 million shares of common stock at a per share exercise price of $0.12. If not exercised, the options expire 15 years after the date of issuance.
      As of December 26, 2004, all of the outstanding options were exercisable. As of December 26, 2004, the weighted-average remaining contractual life of these options is 2.6 years and the weighted-average exercise price was $0.12 per share.
      The 1996 Nonqualified Performance Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Performance Stock Option Plan. This plan authorized the issuance of options to purchase approximately 1.6 million shares of the Company’s common stock. As of November 13, 2002, the Company no longer grants options from this plan. Exercise prices range from $4.98 to $11.63 per share. The options outstanding allow certain employees of the Company to purchase approximately 1.0 million shares of common

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
stock. Vesting was based upon the Company achieving annual levels of earnings before interest, taxes, depreciation and amortization over fiscal year periods beginning with fiscal year 1996 through 1998. From 1999 through 2001, vesting was based on earnings. If not exercised, the options expire ten years from the date of issuance. Under this plan, compensation expense was recorded over the service period.
      No compensation expense was recorded under this plan during 2004, 2003 or 2002. As of December 26, 2004, all of the outstanding options were exercisable, the weighted-average remaining contractual life was 2.1 years and the weighted-average exercise price was $9.15 per share.
      The 1996 Nonqualified Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Stock Option Plan. This plan authorized the issuance of approximately 4.1 million options. As of November 13, 2002, the Company no longer grants options from this plan. Exercise prices range from $11.25 to $32.48 per share. In 2002, the Company granted 1.0 million options at prices ranging from $24.82 to $32.48 per share. The grants in 2002 were all at prices which approximated the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 1.1 million shares of common stock, which vest at 25% per year. If not exercised, the options expire seven years from the date of issuance.
      During 2004, 2003 and 2002 the Company recognized approximately $0.1 million, $0.2 million and $0.3 million in compensation expense from modifications to specific individual grants. As of December 26, 2004, the weighted-average remaining contractual life of the unexercised options was 1.8 years, the weighted-average exercise price per share was $20.97 and 0.8 million options were exercisable.
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
      The 2002 Incentive Stock Option Plan. In February 2002, the Company created the 2002 Incentive Stock Option Plan. This plan authorizes the issuance of 4.5 million options. Exercise prices range from $20.50 to $23.00 per share. In 2002 and 2003, the Company did not grant any options under this plan. In 2004, the Company granted 0.8 million options at prices ranging from $20.50 to $23.00 per share. The grants were all at prices which approximates the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 0.6 million shares of common stock (which vest at 25% per year) and less than 0.1 million shares of common stock (which vest at 33.3% per year). If not exercised, the options expire seven years from the date of issuance.
      During 2004 the Company recognized less than $0.1 million in compensation expense from modifications to specific individual grants. As of December 26, 2004, the weighted-average remaining contractual life of the unexercised options was 4.0 years, the weighted-average exercise price per share was $21.73 and 0.1 million options were exercisable.
      Under this plan, in 2004, the Company also granted 50,000 restricted shares. The restricted shares vest at a variable rate from 10% to 60% per year over four years. During 2004 the Company recognized approximately $0.3 million in compensation expense from these shares. As of December 24, 2004, the weighted-average remaining contractual life of the shares was 6.5 years and all shares were outstanding.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
      A Summary of Plan Activity. A summary of the status of the Company’s stock option plans, excluding restricted shares issued out of those plans, as of December 26, 2004, December 28, 2003 and December 29, 2002 and changes during the years is presented in the table and narrative below:

(shares in thousands)	2004		2003		2002

		Wtd		Wtd		Wtd
		Avg		Avg		Avg
	Shares	Ex.Price	Shares	Ex.Price	Shares	Ex.Price

Outstanding at beginning of year	3,213	$12.89	4,136	$13.27	3,986	$8.68
Granted options	851	21.54	—	—	1,014	28.01
Exercised options	(275)	13.74	(488)	6.65	(710)	6.58
Cancelled options	(406)	23.87	(435)	23.54	(154)	22.30

Outstanding at end of year	3,383	13.68	3,213	12.89	4,136	13.27

Exercisable at end of year	2,550	$10.75	2,486	$9.75	2,478	$6.95
Weighted average fair value of options granted during the year		$9.81		$—		$10.92

Note — 17 Other Employee Benefit Plans
      401(k) Savings Plan. The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 20.0% of their eligible compensation to the Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 4.0% of their eligible compensation. The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.5 million, $0.4 million and $0.5 million during 2004, 2003 and 2002, respectively, for its contributions to the Plan.
      Deferred Compensation Plan. The Company’s Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan that benefits certain designated key management or highly compensated employees. Under this plan, an employee may defer up to 50% of base salary and 100% of any bonus award in increments of 1% on a pre-tax basis. The Company may make both voluntary and matching contributions to the plan. At December 26, 2004, the funds were invested in money market funds that had an aggregate value of approximately $2.4 million. At December 28, 2003, the funds were invested in money market funds and variable life insurance policies that had an aggregate value of approximately $2.8 million. All plan assets were subject to the Company’s creditors, considered restricted in nature and included as a component of “other long-term assets” in the accompanying consolidated balance sheets. The Company expensed less than $0.1 million, and approximately $0.1 million and $0.2 million in 2004, 2003 and 2002, respectively, for its contributions to the plan. As of December 26, 2004 and December 28, 2003, the Company’s liability under the plan was $2.2 million and $2.7 million, respectively. Effective January 27, 2005, the plan was terminated. Liabilities of the plan were paid in single-sum cash payments on February 1, 2005.
      Executive Retirement and Benefit Plan. The Company has a nonqualified, unfunded retirement, disability and death benefit plan for certain executive officers. Annual retirement benefits are equal to 30% of the executive officer’s average base compensation for the five years preceding retirement plus health benefit coverage and are payable in 120 equal monthly installments following the executive officer’s retirement date. Death benefits are up to five times the officer’s base compensation as provided for in the officer’s employment

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
agreement. The Company has the discretion to increase the employee’s death benefits. Death benefits are funded by life insurance arrangements.
      A reconciliation of the benefit obligation follows.

(in millions)	2004	2003

Benefit obligation at beginning of year	$2.0	$1.6
Service cost	0.2	0.1
Interest cost	0.1	0.1
Curtailments	(0.2)	—
Change in cumulative actuarial (gain)/loss	0.6	0.2
Benefits paid	(0.1)	—

Benefit obligation at end of year	$2.6	$2.0

      During 2004, 2003 and 2002, benefits paid under the plan were less than $0.1 million per year. Expense for the retirement plan, for fiscal years 2004, 2003 and 2002, included the following cost components:

(in millions)	2004	2003	2002

Service costs	$0.2	$0.1	$0.1
Interest costs	0.1	0.1	0.1

Plan expense	$0.3	$0.2	$0.2

      The Company’s assumptions used in determining the plan cost and liabilities included a 5.8% per annum discount rate and a 0.0% rate of salary progression in 2004, a 6.0% per annum discount rate and a 5.0% rate of salary progression in 2003 and a 7.0% per annum discount rate and a 5.0% rate of salary progression in 2002.
      The Company also provides post-retirement medical benefits (including dental coverage) for certain retirees and their spouses. This benefit begins on the date of retirement and ends after 120 months or upon the death of both parties. The accumulated post-retirement benefit obligation for the plan as of December 26, 2004 and December 28, 2003, was approximately $0.4 million and $0.4 million, respectively. The net periodic expense for the medical coverage continuation plan was approximately $0.1 million for 2004, and less than $0.1 million for 2003 and 2002.
      A reconciliation of the medical benefit obligation follows.

(in millions)	2004	2003

Benefit obligation at beginning of year	$0.5	$0.4
Service cost	—	—
Interest cost	—	—
Curtailments	(0.1)	—
Change in cumulative actuarial (gain)/loss	0.2	0.1
Benefits paid	—	—

Benefit obligation at end of year	$0.6	$0.5

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
      Under this plan, the benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

	Retirement	Medical
(in millions)	Benefits	Benefits

2005	$0.3	$0.1
2006	0.3	0.1
2007	0.3	0.1
2008	0.3	0.1
2009	0.4	0.1
2010-2014	1.7	0.3

      Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on our measurement date of December 31, 2004 and include benefits attributable to estimated further employee service. The effect of a one-percentage point increase or decrease in the assumed health care cost trend rates is insignificant.
      Employee Stock Purchase Program. On February 14, 2002, the Company’s board of directors approved an employee stock purchase plan, the first offering of which was on July 15, 2002. This plan authorizes the issuance of 750,000 shares. As of December 26, 2004, there are 696,516 shares available for issuance under the plan. The plan allows eligible employees the opportunity to purchase stock of the Company at a discount during an offering period. Each approximate twelve month offering period consists of two purchase periods of approximately six months duration wherein the stock purchase price on the last day of each purchase period is the lesser of 85% of the fair market value of a share of common stock of the Company on the first day of the offering period or 85% of such fair market value on the last day of the purchase period. As of December 28, 2003 outstanding contributions under this program were less than $0.1 million. On June 22, 2004, the Company’s Executive Committee of the Board of Directors suspended the plan indefinitely effective with the purchase period, which expired on July 11, 2004. Residual amounts of money held by the Company on behalf of any Company employee was refunded to the employee as soon as practicable after the suspension of the Plan.
Note — 18 Other Expenses, Net

(in millions)	2004	2003	2002

Corporate lease termination	$9.0	$—	$—
Asset write-downs	4.8	15.0	3.8
Special investigation, shareholder litigation and other	3.8	1.4	—
Unit closures	—	2.6	—
Net gain on sale of assets	(0.5)	(0.7)	(0.2)
Restatement costs	—	12.6	—

	$17.1	$30.9	$3.6

      During 2004, as part of a restructuring of its corporate operations (see Note 25), the Company terminated the lease for its corporate headquarters. Total costs incurred associated with the termination of the lease, less the write-off of deferred rent balances, were $9.0 million.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
      Asset write-downs by business segment were as follows:

(in millions)	2004	2003	2002

Chicken	$2.6	$14.6	$3.8
Corporate	2.2	0.4	—

	$4.8	$15.0	$3.8

      Included in the $14.6 million of asset write-downs incurred in 2003 by our chicken segment were $7.0 million of charges related to the write-down of assets under contractual arrangements and the remainder to the closing of 18 company-operated restaurants. The write-down associated with assets under contractual agreement was based upon an estimate of the fair value of such assets giving consideration to certain modifications to the terms of a particular agreement that were renegotiated.
      Unit closures include the accrual of future lease obligations on closed facilities, other miscellaneous charges associated with the closing of company-operated restaurants, as well as any subsequent adjustments to future lease obligations.
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
Note — 19 Interest Expense, Net

(in millions)	2004	2003	2002

Interest on debt, less capitalized amounts	$4.2	$5.3	$11.2
Amortization and write-offs of debt issuance costs	1.4	0.9	4.2
Premiums — early debt extinguishments	—	—	6.5
Other debt related charges	0.9	0.9	0.7
Interest income	(1.0)	(1.8)	(1.5)

	$5.5	$5.3	$21.1

Note — 20 Income Taxes
      Total income taxes for fiscal years 2004, 2003 and 2002, were allocated as follows:

(in millions)	2004	2003	2002

Income tax (benefit) expense from continuing operations	$(10.7)	$(10.5)	$(4.4)
Income tax expense (benefit) from discontinued operations	(11.9)	11.5	20.4
Cumulative effect of a change in accounting principle	—	(0.1)	—

Income taxes in the statements of operations, net	(22.6)	0.9	16.0
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1.1)	(1.5)	(5.3)

Total	$(23.7)	$(0.6)	$10.7

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
      The components of income tax expense associated with continuing operations were as follows:

(in millions)	2004	2003	2002

Current income tax expense:
Federal	$(14.5)	$(9.6)	$(11.7)
Foreign	2.1	2.4	2.2
State	(1.5)	(0.4)	(1.5)

	(13.9)	(7.6)	(11.0)
Deferred income tax expense (benefit):
Federal	3.2	(2.3)	5.4
State	—	(0.6)	1.2

	$(10.7)	$(10.5)	$(4.4)

      Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company’s U.S. income tax liabilities.
      Reconciliations of the Federal statutory income tax rate to the Company’s effective tax rate associated with continuing operations are presented below:

	2004	2003	2002

Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(4.0)	(2.7)	(1.5)
Non-deductible meals	0.2	0.2	0.6
Benefit of job tax credits	(1.1)	(1.6)	(3.3)
Adjustment to prior year tax accruals	(3.2)	(4.0)	—
Other items, net	0.1	1.1	(1.5)

Effective income tax benefit rate	(43.0)%	(42.0)%	(40.7)%

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in millions)	2004	2003

Deferred tax assets:
Capital loss carryforward	$22.6	$—
Deferred franchise fee revenue	4.4	4.7
Deferred compensation	4.7	4.5
Deferred rentals	3.1	3.9
Insurance accruals	1.2	2.1
Allowance for doubtful accounts	1.2	1.0
Net operating loss carryforwards	0.6	0.4
Other accruals	2.0	0.5
Other assets	4.4	4.4

Total gross deferred tax assets	44.2	21.5

Deferred tax liabilities:
Franchise value and trademarks	$(12.6)	$(11.9)
Property, plant and equipment	(1.4)	(2.9)

Total gross deferred liabilities	(14.0)	(14.8)

Net deferred tax asset	$30.2	$6.7

      At December 26, 2004, the Company had state net operating losses (“NOLs”) of approximately $10.8 million which begin to expire in 2008. During the fiscal year ended December 26, 2004, the Company sold the stock of Cinnabon and generated a capital loss carryforward. At December 26, 2004, the capital loss carryforward was approximately $60.0 million, which expires in 2009. Based on management’s assessment, it is more likely than not that the remaining net deferred tax assets will be realized through the sale of Church’s, future reversals of existing temporary differences and future taxable income. The income tax benefit of $22.6 million associated with the recognition of the capital loss carryforwards is included in income as a component of discontinued operations.
      The changes in net deferred tax assets for the year ended December 26, 2004 include $3.2 million of income tax expense in continuing operations, $22.6 million of income tax benefit in discontinued operations related to the recognition of the capital loss carryforward from the Cinnabon sale and a reclassification of amounts between current and deferred income taxes related to the filing of the amended income tax returns in 2004.
      Included in accounts payable at December 26, 2004 and December 28, 2003 are current income taxes payable in the amount of $3.9 million and $6.2 million, respectively.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
Note — 21 Components of Earnings Per Share Computation

(in millions)	2004	2003	2002

Numerators for income (loss) per share computation:
Loss before discontinued operations and accounting change	$(14.3)	$(14.5)	$(6.4)
Discontinued operations	39.1	5.6	(5.3)
Cumulative effect of an accounting change	(0.2)	(0.2)	—

Net income (loss)	$24.6	$(9.1)	$(11.7)

Denominator for basic earnings per share — weighted average shares	28.1	27.8	30.0
Dilutive employee stock options(a)	—	—	—

Denominator for diluted earnings per share	28.1	27.8	30.0

(a) In 2004, 2003, and 2002, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “loss before discontinued operations and accounting change.” The number of additional shares that otherwise would have been included in the denominator for the dilutive earnings per share computation for 2004, 2003 and 2002 were 1.0 million, 0.9 million, and 1.5 million, respectively.
Note — 22 Related Party Transactions
      In April and May of 1996, the Company loaned certain officers of the Company an aggregate of $4.7 million to pay personal withholding tax liabilities incurred as a result of a $10.0 million executive stock compensation award earned in 1995. All the individual notes had similar terms, bore interest at 6.25% per annum and matured on December 31, 2003. The notes were secured primarily by shares of AFC common stock owned by the officers. During 2004, the balances of these notes were paid. The full recourse note receivable balances and interest receivable balances, net of payments, as of December 28, 2003 were included as a reduction to shareholders’ equity in the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity.
      In October 1998, the Company loaned certain officers of the Company an aggregate of $1.3 million to pay for shares of common stock offered by AFC in connection with the acquisition of Cinnabon. During 1999, AFC loaned two officers of the Company an aggregate of $0.4 million to pay for shares of common stock offered by other departing officers. All the individual notes had similar terms. Each full recourse note bears interest at 7.0% per annum with principal and interest payable at December 31, 2005. The notes are secured primarily by the shares purchased by the employees. During 2004, the balance of the $0.4 million loaned during 1999 was paid. The remaining note receivable balances and interest receivable balances, net of payments, as of December 26, 2004 and December 28, 2003 were included as a reduction to shareholders’ equity in the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity.
      The $1.2 million of notes receivable (including accrued interest) due from officers outstanding at December 26, 2004 is due December 31, 2005.
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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
Note — 23 Discontinued Operations
      Church’s. On December 28, 2004, the Company sold its Church’s brand to an affiliate of Crescent Capital Investments, Inc. for approximately $379.0 million in cash and a $7.0 million subordinated note, subject to customary closing adjustments. Concurrent with the sale of Church’s, the Company sold certain real property to a Church’s franchisee for approximately $3.7 million in cash. The combined cash proceeds of these two sales, net of transaction costs and adjustments, are estimated at $373.0 million.
      Cinnabon. On November 4, 2004, the Company sold its Cinnabon subsidiary to Focus Brands Inc. for approximately $21.0 million in cash, subject to customary closing adjustments. Proceeds of the sale, net of transaction costs and adjustments, were approximately $19.6 million. The sale included certain franchise rights for Seattle’s Best Coffee which were retained following the sale of Seattle Coffee to Starbucks Corporation in July 2003 (see discussion of Seattle Coffee sale below).
      Seattle Coffee. On July 14, 2003, the Company sold its Seattle Coffee subsidiary to Starbucks Corporation for approximately $72.0 million in cash, subject to customary closing adjustments. Proceeds of the sale, net of transaction costs and adjustments, were approximately $62.1 million (before consideration of the matters discussed in the succeeding paragraph). Seattle Coffee was the parent company for AFC’s Seattle’s Best Coffee® and Torrefazione Italia® Coffee brands. In this transaction, the Company sold substantially all of the continental U.S. and Canadian operations of Seattle Coffee and its wholesale coffee business. Following this transaction, the Company continued to franchise the Seattle’s Best Coffee brand in retail locations in Hawaii, in certain international markets and on certain U.S. military bases.
      During 2004, the Company recognized a pre-tax charge of $0.8 million associated with the Seattle Coffee sale. This charge was treated as an adjustment to the purchase price. The charge included a $1.0 million payment to settle certain indemnities associated with the transaction offset by $0.2 million of adjustments to accruals established at the time of sale.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
      Summary operating results for these discontinued operations were as follows:

(in millions)	2004	2003	2002

Total revenues:
Church’s	$261.3	$249.1	$298.1
Cinnabon	37.1	48.7	67.7
Seattle Coffee	—	49.5	94.9

Total revenues	$298.4	$347.3	$460.7

Income (loss) from operations:
Church’s	$40.9	$46.4	$65.6
Cinnabon	(7.8)	(27.7)	(7.5)
Seattle Coffee	—	(1.4)	(43.0)
Income tax benefit (expense)	(14.4)	(9.6)	(20.4)

Income (loss) from operations, net	18.7	7.7	(5.3)

Income (loss) from sale of businesses:
Church’s	$—	$—	$—
Cinnabon	(5.1)	—	—
Seattle Coffee	(0.8)	(0.2)	—
Income tax benefit (expense)	26.3	(1.9)	—

Income (loss) from sale of businesses, net	20.4	(2.1)	—

Discontinued operations, net of income taxes	$39.1	$5.6	$(5.3)

      Unusual charges included in the above operational results are (i) the write-off of $45.1 million of goodwill in 2002 associated with Seattle Coffee’s operations, (ii) the write-off of $26.2 million of intangible assets in 2003 associated with Cinnabon’s operations and (iii) the write-off of $6.5 million of goodwill and other intangible assets in 2004 associated with Cinnabon’s operations. The intangible assets of these brands were written down to their estimated fair value based upon independent appraisals or the estimated proceeds from sale. Deteriorating operations resulted in these impairments. Interest included in the above operational results relate solely to interest on debt and capital leases of each of the above enterprises, obligations that were assumed by the buyer, and to an allocation of corporate debt based upon the required prepayments the Company made on outstanding indebtedness using the proceeds of each divestiture.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
      The balance sheet data for Church’s, including a related VIE, as of December 26, 2004 was as follows:

(in millions)	Church’s

Assets:
Cash and cash equivalents	$0.2
Accounts receivable, net	7.9
Property and equipment, net	119.8
Goodwill and other intangible assets	19.3
Other assets	6.1

$153.3

Liabilities:
Accounts payable and accrued liabilities	$23.0
Deferred credits and other long-term liabilities	18.5

$41.5

      Balance sheet data for Church’s and Cinnabon as of December 28, 2003 were as follows:

(in millions)	Church’s	Cinnabon	Total

Assets:
Cash and cash equivalents	$0.1	$0.1	$0.2
Accounts receivable, net	7.2	3.5	10.7
Property and equipment, net	113.2	7.5	120.7
Goodwill and other intangible assets	19.4	27.2	46.6
Other assets	5.5	1.5	7.0

	$145.4	$39.8	$185.2

Liabilities:
Accounts payable and accrued liabilities	$17.8	$3.9	$21.7
Deferred credits and other long-term liabilities	19.8	11.5	31.3

	$37.6	$15.4	$53.0

      The Company has determined that the outstanding self-insurance liabilities for workers compensation and general liability related to Church’s as of December 26, 2004 to be $3.2 million. The Company does not have sufficient information to estimate the self-insurance liabilities related to Church’s as of December 28, 2003 and December 29, 2002 and does not believe its inability to estimate the amount of these self insurance liabilities has a material impact on the Company’s financial statements and related disclosures.
      The Company does not believe the inability to estimate the amount of self-insurance liabilities related to discontinued operations as of December 28, 2003 and December 29, 2002 has a material impact on the Company’s financial statement disclosures.
Note — 24 Segment Information (Continuing Operations)
      The Company’s sole reportable business segment, chicken, includes the operations of Popeyes. Corporate revenues include rental income from leasing and sub-leasing agreements with third parties. Amounts included

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
in corporate operations for 2004, 2003 and 2002 include certain expenses previously allocated to discontinued operations.

(in millions)	Chicken	Corporate	Total

2004

Total revenues	$163.3	$0.6	$163.9
Operating profit (loss)	43.7	(63.1)	(19.4)
Depreciation and amortization	5.5	4.5	10.0
Capital expenditures	3.7	4.8	8.5
Goodwill — year end	9.6	—	9.6
Total assets — year end(a)	110.8	251.1	361.9
2003

Total revenues	$160.8	$0.7	$161.5
Operating profit (loss)	36.5	(56.2)	(19.7)
Depreciation and amortization	4.4	6.3	10.7
Capital expenditures	4.3	10.8	15.1
Goodwill — year end	9.6	—	9.6
Total assets — year end(a)	107.0	252.5	359.5
2002

Total revenues	$157.1	$1.8	$158.9
Operating profit (loss)	52.0	(41.7)	10.3
Depreciation and amortization	5.1	4.8	9.9
Capital expenditures	10.5	9.5	20.0
Goodwill — year end	9.6	—	9.6
Total assets — year end(a)	119.3	368.0	487.3

(a)	Included in corporate assets for 2004, 2003 and 2002 are $153.3 million, $185.2 million and $292.4 million, respectively, representing assets of discontinued operations.
Note — 25 Restructuring of Corporate Operations
      During 2004, the Company began a restructuring of its corporate operations. The process is part of an overall effort to reduce ongoing general and administrative costs and to adjust the size of the Company’s corporate staff in concert with the divestiture of Cinnabon and Church’s (see Note 23).
      The restructuring involves a reduction in employee headcount at the Company’s corporate headquarters. During 2004, a portion of these employees were transferred to the Company’s brands (Popeyes, Church’s and Cinnabon) and a portion were terminated. Associated severance costs of $3.4 million are included in “general and administrative expenses.” Included in “other expenses, net” are $9.0 million of costs associated with the termination of the Company’s corporate lease (see Note 18). During 2005, the Company plans to integrate the remaining AFC corporate employees into the corporate function at Popeyes. Though no formal plan is in place, the Company continues to evaluate additional measures to reduce its corporate costs, including additional terminations that would likely have associated severance costs.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
Note — 26 Quarterly Financial Data (Unaudited)
      Quarterly amounts have been restated from amounts previously reported to reflect the divested portions of Church’s, Cinnabon and Seattle Coffee’s operations as discontinued operations.

	2004

	First(a)	Second	Third	Fourth(b)
	Quarter	Quarter	Quarter	Quarter
(in millions, except per share data)
Results of Operations

Total revenues	$52.9	$38.8	$38.1	$34.1
Operating profit (loss)	1.3	0.9	(4.4)	(17.2)
Loss before discontinued operations and accounting change	(0.3)	(0.1)	(2.3)	(11.6)
Net income (loss)	7.8	6.1	(1.9)	12.6
Basic earnings (loss) per common share

Loss before discontinued operations and accounting change	$(0.01)	$(0.00)	$(0.08)	$(0.41)
Net income (loss)	0.28	0.22	(0.07)	0.45
Diluted earnings (loss) per common share

Loss before discontinued operations and accounting change	$(0.01)	$(0.00)	$(0.08)	$(0.41)
Net income (loss)	0.28	0.22	(0.07)	0.45

	2003

	First(a)	Second	Third	Fourth(b)
	Quarter	Quarter	Quarter	Quarter

Results of Operations

Total revenues	$49.1	$38.0	$37.7	$36.7
Operating loss	(3.8)	(1.6)	(1.1)	(13.2)
Loss before discontinued operations and accounting change	(3.3)	(1.8)	(1.3)	(8.1)
Net income (loss)	5.7	5.9	3.8	(24.5)
Basic earnings per common share

Loss before discontinued operations and accounting change	$(0.12)	$(0.06)	$(0.05)	$(0.29)
Net income (loss)	0.21	0.21	0.14	(0.88)
Diluted earnings per common share

Loss before discontinued operations and accounting change	$(0.12)	$(0.06)	$(0.05)	$(0.29)
Net income (loss)	0.21	0.21	0.14	(0.88)

(a)	The Company’s first quarters contained sixteen weeks. The remaining quarters contained twelve weeks each.

(a)	Significant fourth quarter adjustments recognized in 2004 include (i) corporate lease termination costs of $9.0 million and (ii) severances of $4.1 million. Significant fourth quarter adjustments recognized in 2003 include (i) $11.8 million of asset impairments in our chicken segment and (ii) $28.0 million of asset write-downs associated with Cinnabon and included as a component of discontinued operations.