Form 10-K/A
period 2004-12-26
AFC ENTERPRISES INC
filed 2005-04-25
CIK 1041379

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
Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2005 annual meeting of shareholders are incorporated by reference into Part III of this report.

AFC ENTERPRISES, INC.
Explanatory Note: This amendment is being filed to provide (1) our management’s report on the Company’s internal control over financial reporting, (2) our independent registered public accountants’ audit opinion on our assessment of the effectiveness of internal control over financial reporting and their audit opinion on the effectiveness of our internal control over financial reporting and (3) an update on the status of certain litigation matters. The first two of these matters are included in Item 9A. The third matter is included at Item 3 and Note 27 of our Consolidated Financial Statements. This amendment also includes certain other minor edits.

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
      On April 22, 2005, AFC announced that it had reached a joint settlement agreement with plaintiffs in the Section 10(b) securities litigation initially filed on March 25, 2003, the Section 11 securities claim relating to the Company’s initial public offering (“IPO”) raised on January 26, 2004, and the Section 11 securities litigation relating to the Company’s secondary public offering (“SPO”) initially filed on May 15, 2003. The agreement provides for the general terms of a settlement under which AFC would pay (1) to the putative plaintiff class in the Section 10(b) and Section 11 (relating to the Company’s IPO) securities litigation $13 million in cash, plus up to an additional $3.5 million based on a formula applied to any recovery of funds from its former insurers for directors’ and officers’ liability, and up to an additional $3.5 million based on a formula applied to any recovery of funds from its ongoing lawsuit against Arthur Andersen (described below); and (2) to the putative plaintiff class in the Section 11 securities litigation (relating to the Company’s SPO) $2.0 million in cash, plus up to an additional $2.5 million based on a formula applied to any recovery of funds from its former insurers for directors’ and officers’ liability, and up to an additional $2.0 million based on a formula applied to any recovery of funds from its ongoing lawsuit against Arthur Andersen (described below). The settlement does not reflect any admission of liability by the Company, its current or former directors or officers, underwriters of the Company’s public offerings or investor defendants. The Company will be obligated to make payments in addition to the $15 million cash payment only to the extent that it recovers amounts from Arthur Andersen or its former insurers for directors’ and officers’ liability. The parties intend to enter into a further agreement to set forth more specific terms of the settlement. Any such agreement is subject to court approval.
      If the settlement of the two matters described above proceeds as expected, AFC expects to record a charge for this matter in the first quarter of 2005 of approximately $20.5 million. The amount of the charge reflects the cash payments described above, as well as estimated costs and expenses related to the settlement of the litigation of approximately $5.5 million. On an after tax basis, the effect of this charge is expected to be approximately $12.7 million, or $0.43 per share.
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
      AFC maintains directors and officers liability (“D&O”) insurance that may provide coverage for some or all of these matters. The Company has given notice to its D&O insurers of the claims described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of AFC’s restatement of its financial statements. On August 27, 2004, Executive Risk Indemnity, Inc. (“Executive Risk”), one of the Company’s D&O insurers, delivered to the Company a notice of rescission of its D&O insurance policy and returned the insurance premiums paid by the Company for that policy. On August 27, 2004, Executive Risk also filed suit in the United States District Court for the Northern District of Georgia against AFC and each of the individuals who are named as defendants in the litigation relating to the Company’s decision to restate. The complaint alleges that the D&O insurance policy was procured through material misstatements or omissions. The alleged material misstatements or omissions relate to statements AFC allegedly made to Executive Risk by the Company prior to the Company’s announcements indicating that it would restate its financial statements for 2000, 2001 and the first three quarters of 2002. The complaint seeks a judgment that the Executive Risk policy is rescinded, a declaration that Executive Risk owes no obligation under its D&O insurance policy, costs and expenses incurred in litigation, and other relief. AFC and the individual director and officer defendants filed their Answers and Counterclaims to the complaint on January 24, 2005. AFC will continue to pursue recovery from all of its former D&O insurers for these matters, including continuing to defend vigorously the lawsuit filed by Executive Risk Indemnity, Inc. However, there is risk that Executive Risk will be successful in its litigation seeking rescission of its D&O Policy; that AFC’s other D&O insurers will rescind their policies; that AFC’s D&O insurance policies will not cover some or all of the claims described above; or, even if covered, that the Company’s ultimate liability will exceed the available insurance.
      As announced on August 31, 2004, AFC has filed a lawsuit against Arthur Andersen, LLP, two of its former partners, and a former audit manager asserting that the defendants violated generally accepted auditing standards and accounting principles, committed auditing malpractice and breached contracts between the parties, resulting in AFC having to restate its financial statements for fiscal years 2000, 2001 and the first three quarters of 2002 and incur substantial costs, fees, and lost profits. The suit, which was filed in the Superior Court of Fulton County, Georgia, further alleges that as a result of Arthur Andersen’s negligent acts or omissions and breaches of contract, AFC is entitled to monetary damages and equitable relief from Arthur Andersen.
      The lawsuits against AFC described above present material and significant risk to the Company. Although the Company believes it has meritorious defenses to the claims of liability or for damages in these actions, it is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages (other than with respect to the claims subject to the settlement described above). However, the parties to the settlement agreement described above intend to enter into a further agreement to set forth more specific terms of the settlement and such agreement will be subject to court approval. The amount of a settlement of, or judgment on, one or more of these claims or other potential claims relating to the same events could substantially exceed the limits of the Company’s D&O insurance and the ultimate resolution of these matters may exceed the $20.5 charge described above and may not be offset by recovery from either its insurers or Arthur Andersen.
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

(Dollars in millions, except per share data)	2004	2003	2002	2001	2000

Summary of operations:(1)
Revenues(2)
Sales by company-operated restaurants	$85.8	$85.4	$85.2	$107.4	$142.0
Franchise revenues(3)	72.8	70.8	67.1	61.6	54.3
Other revenues	5.3	5.3	6.6	5.4	3.1

Total revenues	$163.9	$161.5	$158.9	$174.4	$199.4
Operating (loss) profit(4)	$(19.4)	$(19.7)	$10.3	$7.9	$6.5
Loss before discontinued operations and accounting change(5)	(14.3)	(14.5)	(6.4)	(11.5)	(19.4)
Net income (loss)(6)	24.6	(9.1)	(11.7)	15.6	18.3
Basic earnings per common share:(7)
(Loss) income before discontinued operations and accounting change	$(0.51)	$(0.52)	$(0.21)	$(0.39)	$(0.74)
Net income (loss)	0.87	(0.33)	(0.39)	0.53	0.70
Diluted earnings per common share:(7)
(Loss) income before discontinued operations and accounting change	$(0.51)	$(0.52)	$(0.21)	$(0.39)	$(0.74)
Net income (loss)	0.87	(0.33)	(0.39)	0.53	0.70
Year-end balance sheet data:
Total assets	$361.9	$359.5	$487.3	$525.3	$547.8
Total debt(8)	94.0	130.9	226.6	209.5	313.1
Total shareholders’ equity(9)	140.9	108.8	109.8	187.3	115.1

(1)	Revenues and costs from continuing operations include those associated with our Popeyes brand and our corporate operations. Revenues and costs associated with our Church’s, Cinnabon and Seattle Coffee operations are included in net income (loss) as a component of discontinued operations. See Note 23 of our Consolidated Financial Statements for information concerning the operations and sale of these businesses.

(2)	Factors that impact the comparability of revenues for the years presented include:

(a)	Our fiscal year ends on the last Sunday in December. Fiscal year 2000 includes 53 weeks. All other years shown include 52 weeks.

(b)	In 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”) and began consolidating certain franchisees that qualified for consolidation under FIN 46R. In 2004, the consolidation of these franchisees increased sales by company-operated restaurants by $12.6 million.

(c)	The effects of restaurant openings, closings and unit conversions and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

(3)	Franchise revenues are principally composed of royalty payments from franchisees that are determined based upon franchisee sales. While franchisee sales are not recorded as revenues by the Company, management believes they are important in understanding the Company’s financial performance because these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. Franchisee sales were $1,452 million in 2004, $1,386 million in 2003, $1,335 million in 2002, $1,216 million in 2001 and $1,088 million in 2000.

(4)	In addition to the matters discussed in Note 2, factors that impact the comparability of operating (loss) profit for the years presented include:

(a)	During the first quarter of 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, at that time, discontinued our prior practice of amortizing goodwill and other indefinite-lived intangible assets. These assets are now being accounted for by the impairment-only approach. For each of 2004, 2003, 2002, 2001 and 2000, amortization expense was approximately $0.1 million, $0.1 million, $0.1 million, $3.3 million, and $4.5 million, respectively.

(b)	During 2004, general and administrative expenses include approximately $10.8 million relating to corporate severances, Sarbanes-Oxley compliance, implementation of a new information technology system and legal and other costs associated with the settlement of certain franchisee disputes. During 2003, general and administrative expenses include approximately $5.0 million relating to employee severance costs and consultant fees for a productivity initiative. During 2001, general and administrative expenses include approximately $2.9 million relating to the retirement of a former officer. During 2000, general and administrative expenses were reduced by the reversal of a $6.0 million environmental reserve.

(c)	Asset write-downs for each of 2004, 2003, 2002, 2001 and 2000 were approximately $4.8 million, $15.0 million, $3.8 million, $1.1 million and $2.2 million, respectively.

(d)	During 2003, we incurred approximately $14.0 million in costs associated with the re-audit and restatement of previously issued financial statements, an independent investigation commissioned by our Audit Committee and legal fees associated the shareholder lawsuit described in Item 3 of this report. There were no comparable costs in prior years. During 2004, we incurred approximately $3.8 million of additional costs associated with the shareholder lawsuit.

(e)	During 2004, other expenses, net includes approximately $9.0 million of charges associated with the termination of our corporate lease.

(5)	Loss before discontinued operations and accounting change includes “interest expense, net” of approximately $5.5 million in 2004, $5.3 million in 2003, $21.1 million in 2002, $24.3 million in 2001, and $32.7 million in 2000. Interest expense was substantially higher in 2002, 2001 and 2000 due to substantially higher debt balances and higher interests rates associated with such debt.

(6)	Net income (loss) includes discontinued operations which provided income (loss) of $39.1 million in 2004, $5.6 million in 2003, $(5.3) million in 2002, $27.0 million in 2001 and $37.5 million in 2000. Discontinued operations include: in 2004, the write-off of $6.5 million of goodwill and other intangible assets associated with Cinnabon and the recognition of a $22.6 million tax benefit associated with capital loss carryforwards that arose with the sale of Cinnabon; in 2003, the write-off of $26.2 million of intangible assets associated with Cinnabon; and in 2002, the write-off of $45.1 million of goodwill and other assets associated with Seattle Coffee.

(7)	Weighted average common shares for the computation of basic earnings per common share were 28.1 million, 27.8 million, 30.0 million, 29.5 million and 26.3 million for 2004, 2003, 2002, 2001, and 2000, respectively. Weighted average common shares for the computation of diluted earnings per common share were 28.1 million, 27.8 million, 30.0 million, 29.5 million and 26.3 million for 2004, 2003, 2002, 2001, and 2000, respectively. For all five years presented, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “loss before discontinued operations and accounting change.”

(8)	Total debt includes the long-term and current portions of debt facilities, capital lease obligations, lines of credit, and other borrowings associated with both continuing and discontinued operations, which, in 2004, includes the debt associated with certain VIEs consolidated pursuant to FIN 46R.

(9)	During 2001, we completed an initial public offering of 3.1 million shares of our common stock and received approximately $46.0 million of proceeds. During 2002, we repurchased 3.7 million shares of our common stock for approximately $77.9 million.

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

Franchised restaurants (domestic and international)
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
Contractual Obligations
      The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 26, 2004:

						There-
(in millions)	2005	2006	2007	2008	2009	after	Total

Long-term debt, excluding capital leases(1)	$4.9	$7.5	$38.2	$10.6	$30.4	$1.0	$92.6
Leases(2)	13.3	11.7	10.3	8.9	7.1	27.3	78.6
Copeland formula agreement(3)	3.1	3.1	3.1	3.1	3.1	58.4	73.9
Business process services — DCO(3)	4.6	5.0	5.2	5.4	5.6	—	25.8
Information technology outsourcing — IBM(3)	5.0	4.8	4.5	4.3	4.2	1.1	23.9
King Features agreements(3)	0.9	0.9	0.9	0.9	0.9	0.5	5.0
Post-employment payments to a former officer(3)	0.4	0.4	0.4	0.3	0.3	0.7	2.5
Purchase commitments(3)(4)	1.1	—	—	—	—	—	1.1

	$33.3	$33.4	$62.6	$33.5	$51.6	$89.0	$303.4

(1)	See Note 9 to the Consolidated Financial Statements.

(2)	Of the $78.6 million of minimum lease payments, $76.3 million of those payments relate to operating leases and the remaining $2.3 million of payments relate to capital leases. See Note 10 to the Consolidated Financial Statements.

(3)	See Note 13 to the Consolidated Financial Statements.

(4)	Purchase commitments relate to equipment and certain non-chicken menu items.
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

						There-
(in millions)	2005	2006	2007	2008	2009	after	Total

Long-term debt, excluding capital leases	$4.9	$85.8	$0.2	$0.1	$0.2	$0.6	$91.8
Leases	7.8	7.5	6.7	5.9	5.0	18.5	51.4
Copeland formula agreement	3.1	3.1	3.1	3.1	3.1	58.4	73.9
Business process services — DCO	2.6	2.8	2.9	3.1	3.2	—	14.6
Information technology outsourcing — IBM	5.0	4.8	4.5	4.3	4.2	1.1	23.9
King Features agreements	0.9	0.9	0.9	0.9	0.9	0.5	5.0
Post-employment payments to a former officer	0.4	0.4	0.4	0.3	0.3	0.7	2.5
Purchase commitments	1.1	—	—	—	—	—	1.1

	$25.8	$105.3	$18.7	$17.7	$16.9	$79.8	$264.2

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

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

Item 9A.     CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
      Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.

(b)	Our Evaluation of AFC’s Disclosure Controls and Procedures
      We evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of the end of our fiscal year 2004, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. As described below, under “Management’s Report on Internal Control Over Financial Reporting,” material weaknesses were identified in our internal control over financial reporting as of December 26, 2004 relating to the completeness of accounts payable and accrued liabilities and the oversight and review of the Company’s income tax accounting estimates. Based on the evaluation, described below, our CEO and CFO have concluded that, as of December 26, 2004, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. However, management believes there are no material misstatements in our consolidated financial statements and our independent registered public accountants have issued an unqualified opinion on our consolidated balance sheets as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2004.

(c)	Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
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

      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In assessing the effectiveness of the Company’s internal control over financial reporting, management identified the following material weaknesses in internal control over financial reporting as of December 26, 2004:

The Company’s procedures associated with accounting for accounts payable and accrued liabilities were not sufficient to ensure that vendor invoices received subsequent to period end were reflected in the proper accounting period in the Company’s reported financial information. The Company’s procedures did not provide for timely communication between operational departments and the accounting department and timely processing of restaurant operational and capital invoices into the accounts payable system. This material weakness in internal control over financial reporting resulted in material misstatements to amounts recorded for accounts payable and accrued liabilities, and assets or expense accounts to which the associated invoices related. The identified misstatements were corrected prior to issuance of the Company’s 2004 consolidated financial statements.

The Company’s procedures did not provide for effective oversight and review of the Company’s income tax accounting estimates. Specifically, the Company did not maintain adequate review procedures by qualified personnel related to the determination of its current and deferred income tax account balances, which resulted in material misstatements to amounts recorded for income tax assets, income tax liabilities, and income tax benefit. The identified misstatements were corrected prior to issuance of the Company’s 2004 consolidated financial statements.
      As a result of the material weaknesses described above, management concludes that it did not maintain effective internal control over financial reporting as of December 26, 2004, based on the criteria established by COSO.
      KPMG LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this 2004 Annual Report on Form 10-K/ A, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report can be found in section (e) below.

(d)	Changes in Internal Control Over Financial Reporting
      During the fourth quarter of 2004, management engaged two outside accounting firms to assist in the preparation of our provision for income taxes. There were no other significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 26, 2004.
      The material weakness in accounts payable and accrued liabilities results from (i) a lack of timely communication between operational departments and the accounting department, and (ii) a lack of timely processing of restaurant operational and capital invoices into the accounts payable system. The principal cause of the identified material weaknesses was the disruption of the normal accounting process flow and communications between our centralized accounting function and our Church’s business, because of the sale of Church’s immediately following our fiscal year end of December 26, 2004. As it concerns the timely communication and processing of invoices, subsequent to year end, the activities have been simplified due to the sale of Church’s and management has initiated new control activities requiring additional involvement and review of key personnel in the accrual process.
      The material weakness related to the oversight and review of the Company’s income tax accounting estimates resulted from the departure of the senior personnel responsible for the preparation and review of the Company’s estimated income tax provision in connection with the Church’s transaction on December 28, 2004.

(e)	Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AFC Enterprises, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)), that AFC Enterprises, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 26, 2004, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 26, 2004:

The Company’s procedures associated with accounting for accounts payable and accrued liabilities were not sufficient to ensure that vendor invoices received subsequent to period end were reflected in the proper accounting period in the Company’s reported financial information. The Company’s procedures did not provide for timely communication between operational departments and the accounting department and timely processing of restaurant operational and capital invoices into the accounts payable system. This material weakness in internal control over financial reporting resulted in material misstatements to amounts recorded for accounts payable and accrued liabilities, and assets or expense accounts to which the associated invoices related.

The Company’s procedures did not provide for effective oversight and review of the Company’s income tax accounting estimates. Specifically, the Company did not maintain adequate review procedures by qualified personnel related to the determination of its current and deferred income tax account balances, which resulted in material misstatements to amounts recorded for income tax assets, income tax liabilities, and income tax benefit.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AFC Enterprises, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 25, 2005, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.
/s/ KPMG LLP
Atlanta, Georgia
April 25, 2005

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

Audit Fees
      KPMG billed us aggregate fees and expenses of approximately $2,825,000 for the annual audit of our 2004 financial statements, approximately $600,000 for a stand-alone audit of Church’s for 2003, 2002 and 2001, and approximately $2,950,000 for audit of our internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related matters; and approximately $2,600,000 for the annual audit of our 2003 financial statements.

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
(b) Exhibits

Exhibit
Number	Description

2.1(h)	Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of April 15, 2003
2.2(n)	First Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of June 30, 2003
2.3(n)	Second Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of July 11, 2003
2.4(n)	Third Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of November 19, 2003
2.5(j)	Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of September 3, 2004
2.6(j)	First Amendment to Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of November 1, 2004
2.7(k)	Asset Purchase Agreement by and among AFC Enterprises, Inc. and Cajun Holding Company dated as of October 30, 2004
2.8(l)	First Amendment to Asset Purchase Agreement by and between AFC Enterprises, Inc. and Cajun Holding Company dated as of December 28, 2004
3.1(c)	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002
3.2(r)	Amended and Restated Bylaws of AFC Enterprises, Inc.
4.1(q)	Form of registrant’s common stock certificate
10.1(a)	Stockholders Agreement dated April 11, 1996 (the “1996 Stockholders Agreement”) among FS Equity Partners III, L.P. and FS Equity Partners International, L.P., CIBC, Pilgrim Prime Rate Trust, Van Kampen American Capital Prime Rate Income Trust, Senior Debt Portfolio, ML IBK Positions, Inc., Frank J. Belatti, Dick R. Holbrook, Samuel N. Frankel (collectively, the “Shareholders”) and AFC Enterprises, Inc.
10.2(a)	Amendment No. 1 to the 1996 Stockholders’ Agreement dated as of May 1, 1996 by and among the Shareholders and PENMAN Private Equity and Mezzanine Fund, L.P.
10.3(e)	Form of Popeyes Development Agreement, as amended
10.4(e)	Form of Popeyes Franchise Agreement

Exhibit
Number	Description

10.5(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date
10.6(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10.7(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10.8(a)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc.
10.9(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation
10.10(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.
10.11(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10.12(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10.13(b)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and AFC Enterprises, Inc.
10.14(a)	Employment Agreement dated as of December 4, 1995 between AFC and Samuel N. Frankel.*
10.15(a)	1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*
10.16(a)	1996 Nonqualified Performance Stock Option Plan — Executive of AFC, effective as of April 11, 1996.*
10.17(a)	1996 Nonqualified Performance Stock Option Plan — General of AFC, effective as of April 11, 1996.*
10.18(a)	1996 Nonqualified Stock Option Plan of AFC, effective as of April 11, 1996.*
10.19(a)	Form of Nonqualified Stock Option Agreement — General between AFC and stock option participants.*
10.20(a)	Form of Nonqualified Stock Option Agreement — Executive between AFC and certain key executives.*
10.21(a)	1996 Employee Stock Bonus Plan — Executive of AFC effective as of April 11, 1996.*
10.22(a)	1996 Employee Stock Bonus Plan — General of AFC effective as of April 11, 1996.*
10.23(a)	Form of Stock Bonus Agreement — Executive between AFC and certain executive officers.*
10.24(a)	Form of Stock Bonus Agreement — General between AFC and certain executive officers.*
10.25(a)	Form of Secured Promissory Note issued by certain members of management.*
10.26(a)	Form of Stock Pledge Agreement between AFC and certain members of management.*
10.27(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997
10.28(d)	Stockholder Agreement by and among AFC Franchise Acquisition Corp. and other signatories dated as of August 13, 1998
10.29(e)	Stockholders Agreement dated as of March 18, 1998 among FS Equity Partners III, L.P., FS Equity Partners International, L.P., the new shareholders identified therein and AFC
10.30(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Ronald P. Spogli.*
10.31(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*
10.32(a)	Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.*
10.33(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Matt L. Figel.*

Exhibit
Number	Description

10.34(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*
10.35(e)	Employment Agreement dated as of December 8, 2000 between AFC and Frank J. Belatti.*
10.36(e)	Employment Agreement dated as of December 8, 2000 between AFC and Dick R. Holbrook.*
10.37(i)	Amended and Restated Employment Agreement dated as of June 28, 2004 between AFC and Hala Moddelmog.*
10.38(e)	Amendment No. 3 to the 1996 Stockholders Agreement dated as of February 8, 2001 by and among AFC and the other signatories thereto
10.39(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*
10.40(i)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Frank J. Belatti.*
10.41(i)	Fourth Amendment to Employment Agreement dated as of February 9, 2001 between AFC and Samuel N. Frankel.*
10.42(i)	First Amendment to Employment Agreement dated February 8, 2001 between AFC and Dick R. Holbrook.*
10.43(p)	2004 Adjusted Short Term Incentive Plan.*
10.44(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Frank J. Belatti.*
10.45(f)	Second Amendment to Employment Agreement dated August 31, 2001 between AFC and Dick R. Holbrook.*
10.46(r)	Popeyes Chicken and Biscuits 2005 Bonus Plan.*
10.47(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Gerald J. Wilkins.*
10.48(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*
10.49(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*
10.50(f)	Indemnification Agreement dated August 9, 2001 by and between AFC and R. William Ide, III.*
10.51(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*
10.52(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10.53(g)	AFC Enterprises, Inc. Annual Executive Bonus Program.*
10.54(o)	First Amendment to Employment Agreement dated as of June 1, 1997 between AFC Enterprises, Inc. and Samuel N. Frankel.*
10.55(o)	Second Amendment to Employment Agreement dated as of April 16, 1998 between AFC Enterprises, Inc. and Samuel N. Frankel.*
10.56(o)	Third Amendment to Employment Agreement dated as of May 17, 2000 between AFC Enterprises, Inc. and Samuel N. Frankel.*
10.57(m)	Amended and Restated Employment Agreement dated as of June 28, 2004 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10.58(r)	First Amendment to Amended and Restated Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10.59(n)	Employment Agreement dated as of January 27, 2003 between AFC Enterprises, Inc. and Chris Elliott.*
10.60(n)	Employment Agreement effective as of December 29, 2003 between AFC Enterprises, Inc. and Frederick B. Beilstein.*
10.61(n)	Employment Agreement effective as of February 12, 2004 between AFC Enterprises, Inc. and Henry Hope, III.*
10.62(r)	First Amendment to Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Frederick B. Beilstein.*
10.63(r)	First Amendment to Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Henry Hope, III.*

Exhibit
Number	Description

10.64(r)	Indemnity Agreement dated October 14, 2004 by and between AFC Enterprises, Inc. and Supply Management Services, Inc.
10.65(r)	Indemnity Agreement dated February 5, 2005 by and between AFC Enterprises, Inc., Cajun Operating Company and Supply Management Services, Inc.
10.66(r)	Amended and Restated Credit Agreement dated as of December 16, 2004 among AFC Enterprises, Inc., as Borrower, and the Lenders Party thereto, J.P. Morgan Chase Bank, as Administrative Agent, J.P. Morgan Securities, Inc., as Joint Bookrunner and Co-Lead Arranger, Credit Suisse First Boston, as Joint Bookrunner and Co-Lead Arranger, Credit Lyonnais New York Branch, as Co-Documentation Agent, Fleet National Bank, Inc., as Co-Documentation Agent, and SunTrust Bank, as Co-Documentation Agent
10.67(r)	Employment Agreement effective as of June 14, 2004 between AFC Enterprises, Inc. and Kenneth L. Keymer.*
10.68(r)	First Amendment to Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Kenneth L. Keymer.*
11.1**	Statement regarding computation of per share earnings
21.1(r)	Subsidiaries of AFC
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by SFAS No. 128, Earnings per Share, is provided in Note 21 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(a)	Filed as an exhibit to the Registration Statement of AFC on Form S-4/A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(b)	Filed as an exhibit to the Form 10-K of AFC for the year ended December 27, 1998 on March 29, 1999 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 8-K of AFC filed October 29, 1998 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 8-K of AFC filed April 16, 2003 and incorporated by reference herein.

(i)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on February 9, 2001 and incorporated by reference herein.

(j)	Filed as an exhibit to the Form 8-K of AFC filed November 5, 2004 and incorporated herein by reference.

(k)	Filed as an exhibit to the Form 8-K of AFC filed November 2, 2004 and incorporated herein by reference.

(l)	Filed as an exhibit to the Form 8-K of AFC filed January 5, 2005 and incorporated herein by reference.

(m)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 11, 2004 on August 20, 2004 and incorporated by reference herein.

(n)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 28, 2003 on March 29, 2004 and incorporated by reference herein.

(o)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 29, 2002 on December 15, 2003 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 8-K of AFC filed February 18, 2005 and incorporated by reference herein.

(q)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on February 28, 2001 and incorporated by reference herein.

(r)	Filed as an exhibit to the Form 10-K of AFC for the year ended December 26, 2004 on March 28, 2005 and incorporated by reference herein.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of April 2005.

AFC ENTERPRISES, INC.

By:	/s/ Frank J. Belatti

Frank J. Belatti
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Frank J. Belatti Frank J. Belatti	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 25, 2005

/s/ Fred B. Beilstein Fred B. Beilstein	Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2005

/s/ Victor Arias, Jr Victor Arias, Jr.	Director	April 25, 2005

/s/ Carolyn H. Byrd Carolyn H. Byrd	Director	April 25, 2005

/s/ R. William Ide, III R. William Ide, III	Director	April 25, 2005

/s/ Kelvin J. Pennington Kelvin J. Pennington	Director	April 25, 2005

/s/ John M. Roth John M. Roth	Director	April 25, 2005

/s/ Ronald P. Spogli Ronald P. Spogli	Director	April 25, 2005

/s/ Peter Starrett Peter Starrett	Director	April 25, 2005

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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2004, 2003 and 2002
Note — 27 Subsequent Events (Unaudited)
      On April 22, 2005, the Company announced that it had reached a joint settlement agreement with plaintiffs in the Section 10(b) securities litigation initially filed on March 25, 2003, the Section 11 securities claim relating to the Company’s initial public offering raised on January 26, 2004, and the Section 11 securities litigation relating to the Company’s secondary public offering initially filed on May 15, 2003 that are described in Note 13.
      The agreement provides for the general terms of a settlement under which AFC would pay $15 million in cash, plus additional amounts based on a formula applied to any recovery of funds from its former directors’ and officers’ liability insurers and any recovery of funds from a lawsuit filed by the Company against Arthur Andersen, its former accountants. The Company will be obligated to make payments in addition to the $15 million cash payment only to the extent that it recovers amounts from Arthur Andersen or its former directors’ and officers’ liability insurers. The settlement does not reflect any admission of liability by the Company, its current or former directors or officers, underwriters of the Company’s public offerings or investor defendants. The parties intend to enter into a further agreement to set forth more specific terms of the settlement. Any such agreement is subject to court approval.
      If the settlement proceeds as expected, AFC expects to record a charge for this matter in the first quarter of 2005 of approximately $20.5 million. The amount of the charge reflects the cash payments described above, as well as estimated costs and expenses related to the settlement of the litigation of approximately $5.5 million. On an after tax basis, the effect of this charge is expected to be approximately $12.7 million, or $0.43 per share.
      The agreement does not cover the derivative suit filed by plaintiffs claiming to be acting on behalf of AFC on June 5, 2003 against certain current and former members of the Company’s board of directors and the Company’s largest shareholder or the derivative suit filed by plaintiffs claiming to be acting on behalf of AFC on August 7, 2003 against certain current and former members of AFC’s board of directors, that are also described in Note 13.
      There can be no assurance as to the outcome of the derivative actions. Furthermore, there can be no assurance that the Company will be able to recover any proceeds under its former directors’ and officers’ insurance policies or its lawsuit against Arthur Andersen. Accordingly, the ultimate resolution of these matters may exceed the $20.5 million charge described above and may not be offset by recovery from either its insurers or Arthur Andersen.