Form 10-Q
period 2005-04-17
AFC ENTERPRISES INC
filed 2005-05-27
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 17, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

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

Yes ☑      No ☐

     As of May 15, 2005 there were 29,395,992 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

Page
PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Statements of Operations for the Sixteen Week Periods Ended April 17, 2005 and April 18, 2004	3

Condensed Consolidated Balance Sheets as of April 17, 2005 and December 26, 2004	4

Condensed Consolidated Statements of Cash Flows for the Sixteen Week Periods Ended April 17, 2005 and April 18, 2004	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART 2 OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 6. Exhibits	33

SIGNATURE	34
EX-10.2 FOURTH AMENDMENT TO THE 1992 STOCK OPTION PLAN
EX-10.3 FIFTH AMENDMENT TO 1996 STOCK OPTION PLAN
EX-10.4 AMENDMENT NO.1 TO 1996 NONQUALIFIED STOCK OPTION PLAN
EX-10.5 SECOND AMENDMENT TO 1996 NONQUALIFIED PERFORMANCE STOCK OPTION PLAN
EX-10.6 SECOND AMENDMENT TO THE 2002 INCENTIVE STOCK PLAN
EX-10.7 INDEMNIFICATION AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

Part 1. Financial Information

Item 1. Financial Statements

AFC Enterprises, Inc.

Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	16 Weeks Ended
	04/17/05	04/18/04
Revenues:
Sales by company-operated restaurants	$21.4	$29.9
Franchise revenues	23.2	21.5
Other revenues	1.7	1.5

Total revenues	46.3	52.9

Expenses:
Restaurant employee, occupancy and other expenses	10.9	16.5
Restaurant food, beverages and packaging	6.9	9.1
General and administrative expenses	22.4	21.6
Depreciation and amortization	2.5	4.2
Shareholder litigation and other expenses, net	21.3	0.1

Total expenses	64.0	51.5

Operating (loss) profit	(17.7)	1.4
Interest (income) expense, net	(0.5)	1.6

Loss before income taxes, minority interest, discontinued operations and accounting change	(17.2)	(0.2)
Income tax benefit	(6.4)	—
Minority interest	—	0.1

Loss before discontinued operations and accounting change	(10.8)	(0.3)
Discontinued operations, net of income taxes	156.9	8.3
Cumulative effect of an accounting change, net of income taxes	—	(0.2)

Net income	$146.1	$7.8

Basic earnings per common share:
Loss before discontinued operations and accounting change	$(0.37)	$(0.01)
Discontinued operations, net of income taxes	5.41	0.30
Cumulative effect of an accounting change, net of income taxes	—	(0.01)

Net income	$5.04	$0.28

Diluted earnings per common share:
Loss before discontinued operations and accounting change	$(0.37)	$(0.01)
Discontinued operations, net of income taxes	5.41	0.30
Cumulative effect of an accounting change, net of income taxes	—	(0.01)

Net income	$5.04	$0.28

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	04/17/05	12/26/04
ASSETS
Current assets:
Cash and cash equivalents	$32.3	$12.8
Short-term investments	209.6	—
Accounts and current notes receivable, net	15.0	13.3
Prepaid income taxes	—	25.9
Restricted cash and other current assets	107.3	40.6
Assets of discontinued operations	—	153.3

Total current assets	364.2	245.9

Long-term assets:
Property and equipment, net	43.9	47.2
Goodwill	9.6	9.6
Trademarks and other intangible assets, net	42.7	42.8
Other long-term assets, net	15.1	16.4

Total long-term assets	111.3	116.0

Total assets	$475.5	$361.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25.6	$37.7
Accrued liabilities	72.4	24.7
Current debt maturities	1.6	4.9
Liabilities of discontinued operations	—	41.5

Total current liabilities	99.6	108.8

Long-term liabilities:
Long-term debt	53.9	87.5
Deferred credits and other long-term liabilities	19.6	24.7

Total long-term liabilities	73.5	112.2

Commitments and contingencies

Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 29,380,468 and 28,325,355 shares issued and outstanding at April 17, 2005 and December 26, 2004, respectively)	0.3	0.3
Capital in excess of par value	170.7	155.4
Notes receivable from officers, including accrued interest	(1.1)	(1.2)
Accumulated earnings (losses)	132.5	(13.6)

Total shareholders’ equity	302.4	140.9

Total liabilities and shareholders’ equity	$475.5	$361.9

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	16 Weeks Ended
	04/17/05	04/18/04
Cash flows provided by (used in) operating activities:
Net income	$146.1	$7.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations, net of income taxes	(156.9)	(8.3)
Depreciation and amortization	2.5	4.2
Asset write-downs	0.2	0.1
Net gain on sale of assets	(0.1)	(0.1)
Cumulative effect of accounting changes, pre-tax	—	0.2
Deferred income taxes	27.7	(0.5)
Non-cash interest, net	0.5	0.3
Provision (recovery) for credit losses	(0.1)	0.7
Minority interest	—	0.1
Compensatory expense for stock options	0.5	—
Change in operating assets and liabilities, exclusive of opening VIE balances:
Accounts receivable	(1.1)	(0.5)
Prepaid income taxes	25.9	5.8
Other operating assets	5.5	(2.7)
Accounts payable and other operating liabilities	(60.4)	(1.5)

Net cash provided by (used in) operating activities of continuing operations	(9.7)	5.6

Net cash provided by (used in) operating activities of discontinued operations	(4.6)	14.5

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(1.7)	(2.7)
Capital expenditures of discontinued operations	—	(2.5)
Proceeds from dispositions of property and equipment	—	0.6
Proceeds from the sale of Church’s, net	368.0	—
Purchases of short-term investments	(247.0)	—
Sales and maturities of short-term investments	37.4	—
Proceeds from notes receivable	—	0.6
Other, net	0.3	—

Net cash provided by (used in) investing activities	157.0	(4.0)

Cash flows provided by (used in) financing activities:
Principal payments - 2002 Credit Facility (term loans)	(2.2)	(5.4)
Principal payments - 2002 Credit Facility (revolving credit facility), net	(34.6)	(7.0)
Principal payments - other notes	(0.1)	(0.1)
Increase (decrease) in bank overdrafts, net (including effects of discontinued operations)	(4.2)	0.6
Increase in restricted cash (including effects of discontinued operations)	(90.9)	(4.4)
Proceeds from exercise of employee stock options	10.8	0.9
Other, net	(2.2)	0.9

Net cash (used in) financing activities	(123.4)	(14.5)

Net increase in cash and cash equivalents	19.3	1.6
Cash and cash equivalents at beginning of year	13.0	3.8

Cash and cash equivalents at end of quarter	$32.3	$5.4

Cash and cash equivalents of continuing operations	$32.3	$5.2
Cash and cash equivalents of discontinued operations	$—	$0.2

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.

Notes to Condensed Consolidated Financial Statements

1. Description of Business

     Continuing Operations. AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits (“Popeyes”). These operations constitute the Company’s chicken business segment, its sole business segment within continuing operations.

     Discontinued Operations. On December 28, 2004, the Company sold its Church’s Chicken™ (“Church’s”) division to an affiliate of Crescent Capital Investments, Inc. On November 4, 2004, the Company sold its Cinnabon® (“Cinnabon”) subsidiary to Focus Brands Inc. On July 14, 2003, the Company sold its Seattle Coffee subsidiary to Starbucks Corporation. See Note 12 for information concerning these divestitures and their associated operations.

     In the accompanying financial statements, financial results relating to these divestitures are presented as discontinued operations. Previously reported amounts have been restated to present the divested operations in a manner consistent with the 2005 presentation. Unless otherwise noted, discussions and amounts throughout these notes relate to AFC’s continuing operations.

2. Summary of Significant Accounting Policies

     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States for complete financial statements is not included. The consolidated balance sheet data as of December 26, 2004 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year.

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

     As of December 29, 2003, the Company adopted FIN 46R and, at that time, began consolidating three of its franchisees. In each of these relationships, the Company determined that the franchisee was a VIE for which the Company was the primary beneficiary.

     Upon adoption of FIN 46R, the Company did not have a common equity interest in any of these three franchisees. When it consolidates these franchisees, the Company allocates their earnings and losses to their common equity holders as a component of minority interest. However, the Company does not allocate any losses to the common equity holders if doing such would reduce their common equity interests below zero.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

     During the third quarter of 2004, one of the VIEs engaged in a series of transactions that substantially modified its equity interests and the Company’s relationship to the VIE. As a result, AFC’s management concluded that the Company was no longer the primary beneficiary for the enterprise and the Company stopped consolidating the enterprise’s balance sheet as well as its operations.

     During the first quarter of 2005, a second VIE relationship was substantially modified coincident with the sale of Church’s. As a result, AFC’s management concluded that the Company was no longer the primary beneficiary for the enterprise and the Company stopped consolidating the enterprise’s balance sheet as well as its operations. The VIE is a Church’s franchisee and its 2004 operations are a component of the Company’s discontinued operations.

     For the sixteen week periods ended April 17, 2005 and April 18, 2004, amounts included in sales by company-operated restaurants associated with VIE operations were $0.8 million and $4.8 million, respectively. For the sixteen week periods ended April 17, 2005 and April 18, 2004, royalties and rents of less than $0.1 million and $0.3 million, respectively, were eliminated in consolidation. During the first quarter of 2004, in conjunction with its adoption of FIN 46R, the Company recorded a cumulative effect adjustment that decreased net income in 2004 by $0.5 million, or $0.02 per diluted share (of which $0.2 million or $0.01 per dilutive share, related to continuing operations).

     Property and equipment, with a net book value of $0.9 million and $1.0 million at April 17, 2005 and December 26, 2004, respectively, relating to the third VIE, is included in the condensed consolidated balance sheets. This property and equipment is pledged as collateral under obligations of the franchisee.

     The Company has other VIE relationships for which it is not the primary beneficiary. These relationships arose in connection with certain loan guarantees that are described in Note 13 to the Company’s consolidated financial statements for the fiscal year ended December 26, 2004, which are contained in the Company’s 2004 Annual Report on Form 10-K/A.

     Significant Accounting Policies. The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 26, 2004, which are contained in the Company’s 2004 Annual Report on Form 10-K/A.

     Fiscal Periods. The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The Company’s first fiscal quarter contains 16 weeks and its remaining quarters contain 12 weeks (13 weeks in the fourth quarter of a 53-week year). The 2005 and 2004 fiscal years both contain 52 weeks.

     Recent Accounting Pronouncements That The Company Has Not Yet Adopted. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) a revision of FASB No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The statement provides alternative means of adoption. SFAS 123R was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (the Company’s third quarter of fiscal 2005). In April 2005, the SEC announced that companies may implement Statement 123R at the start of their first fiscal year beginning after June 15, 2005 (for the Company, this would be fiscal 2006, which begins on December 26, 2005). The Company has not completed its assessment of SFAS 123R. Its expected impact is not presently known.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

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

3. Short-Term Investments

     The Company invested a portion of the net proceeds from the sale of Church’s (see Note 12) in debt securities. These investments are accounted for as available-for-sale securities and, as a result, are stated at fair value. At April 17, 2005, all short-term investments consisted of variable rate demand notes issued by governmental entities. Cost of these variable rate securities approximates their market value.

4. Restricted Cash and Other Current Assets

(in millions)	04/17/05	12/26/04

Restricted cash	$98.3	$7.4
Deferred income taxes	2.1	25.2
Assets held for sale	2.0	—
Prepaid insurance	2.0	0.6
Deferred transaction costs	—	5.9
Prepaid expenses and other	2.9	1.5

	$107.3	$40.6

     At April 17, 2005, $90.4 million of restricted cash relates to a portion of the net proceeds from the sale of Church’s that were deposited into an account to collateralize outstanding indebtedness under the Company’s 2002 Credit Facility and certain other contingencies (see Note 5); $7.7 million of restricted cash relates to the cooperative advertising fund the Company maintains for its Popeyes franchisees; and $0.2 million of restricted cash relates to VIE cash balances. With the refinancing of the 2002 Credit Facility in May of 2005 (see Note 5), the monies deposited in the collateral account are no longer restricted.

     At December 26, 2004, $7.0 million of restricted cash relates to the cooperative advertising fund the Company maintains for its Popeyes franchisees and $0.4 million of restricted cash relates to VIE cash balances.

     The assets held for sale at April 17, 2005 are land and buildings in San Antonio, Texas that had been the site of the Company’s centralized accounting operations. On May 6, 2005, the Company sold these assets for $3.2 million in cash.

     The deferred transaction costs at December 26, 2004 were associated with the sale of Church’s and were expensed in the first quarter of 2005 as a component of the gain on sale of Church’s.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

5. Long-Term Debt and Other Borrowings

(in millions)	04/17/05	12/26/04

2002 Credit Facility (a):
Revolving credit facility	$—	$34.6
Tranche A term loan	12.0	14.0
Tranche B term loan	41.5	41.7
Capital lease obligations	0.6	0.6
Other notes (including VIE notes of $1.3 and $1.4, respectively)	1.4	1.5

	55.5	92.4
Less current portion	(1.6)	(4.9)

	$53.9	$87.5

(a)	On May 11, 2005, the Company entered into a new 2005 Credit Facility that replaces the 2002 Credit Facility. In connection with the closing of the 2005 Credit Facility, the Company repaid all remaining balances on the 2002 Credit Facility. See “2005 Credit Facility” below.

     2002 Credit Facility. On May 23, 2002, the Company entered into a bank credit facility (the “2002 Credit Facility”) which consisted of a $75.0 million, five-year revolving credit facility, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan. The 2002 Credit Facility was subsequently amended on March 31, 2003, May 30, 2003, July 14, 2003, August 22, 2003, October 30, 2003, March 26, 2004, October 19, 2004, October 29, 2004 and December 28, 2004.

     The Company’s weighted average interest rate for all outstanding indebtedness under the 2002 Credit Facility was 7.69% at April 17, 2005 and 5.82% at December 26, 2004.

     As of April 17, 2005, there were no outstanding borrowings under the revolving credit facility and $5.2 million of outstanding letters of credit. As of April 17, 2005, the Company was in compliance with the financial and other covenants of the 2002 Credit Facility, as amended.

     All outstanding balances due under the 2002 Credit Facility were repaid in conjunction with a refinancing that occurred subsequent to the end of the Company’s first quarter of 2005, which is discussed below under the heading “2005 Credit Facility.” Because of the refinancing, the balance of the 2002 Credit Facility at April 17, 2005 which would otherwise have been due within the next twelve months is presented as a long-term liability. Amounts presented as a current liability at April 17, 2005 include the scheduled principle payments due over the next four fiscal quarters associated with the new credit facility.

     2005 Credit Facility. On May 11, 2005, the Company entered into a new bank credit facility (the “2005 Credit Facility”) which consists of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan.

     The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the revolving credit facility may fluctuate because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants in the 2005 Credit Facility. The Company also pays a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the revolving credit facility.

     At the closing of the 2005 Credit Facility, the Company drew the entire $190.0 million term loan and applied approximately $57.4 million of the proceeds to payoff its 2002 Credit Facility, to pay fees associated with that facility and closing costs associated with the new facility. The remaining proceeds from the term loan

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

will be used to fund a portion of the Company’s special cash dividend (Note 6) and for general corporate purposes.

     The 2005 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The 2005 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenants agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.

     Under the terms of the revolving credit facility, the Company may obtain short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million, both amounts being further limited by the amount of unused borrowings under the 2005 Credit Facility.

     In addition to the scheduled payments of principle associated with the term loan, at the end of each fiscal year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. Whenever any prepayment is made, subsequent scheduled payments of principle are ratably reduced.

     As it pertains to the amounts drawn on our 2005 Credit Facility at closing, future minimum payments for principle, by fiscal year, are $0.5 million for 2005, $2.4 million for 2006, $1.4 million for 2007, $1.9 million for 2008, $1.9 million for 2009, and $181.9 million thereafter.

     2005 Interest Rate Swap Agreements. Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances.

6. Special Cash Dividend to Shareholders

     On May 11, 2005, the Company’s Board of Directors declared a special cash dividend of $12.00 per common share. The dividend is to be paid on June 3, 2005 to the common shareholders of record at the close of business on May 23, 2005. The Company will use a portion of the net proceeds from the sale of Church’s (see Note 12) and a portion of the net proceeds from the 2005 Credit Facility (see Note 5) to pay the dividend. Based on the number of the Company’s outstanding common shares at May 15, 2005, the Company estimates that the aggregate dividend payment will be approximately $352.8 million.

     In connection with the declaration of the special cash dividend, the Company’s Board of Directors also approved adjustments to outstanding options under the Company’s employee stock option plans. The modifications adjusted the exercise price and the number of shares associated with each employee’s outstanding stock options to preserve the value of the options after the special cash dividend. The Company will recognize no charge as a result of the modifications because the intrinsic value of the awards and the ratio of the exercise price to the market value per share for each award will not change.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

7. Litigation

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

     On May 15, 2003, a plaintiff filed a securities class action lawsuit in Fulton County Superior Court, State of Georgia, against AFC and certain current and former members of the Company’s board of directors on behalf of a class of purchasers of the Company’s common stock “in or traceable to” AFC’s December 2001 $185.0 million secondary public offering of common stock. The lawsuit asserts claims under Sections 11 and 15 of the 1933 Act. The complaint alleges that the registration statement filed in connection with the secondary offering was false or misleading because it included financial statements issued by the Company that were materially in error. The complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and other relief. The plaintiff claims that as a result of AFC’s announcement that it was restating its financial statements for fiscal year 2001 (and at the time of the complaint, were examining restating its financial statements for fiscal year 2000), AFC will be absolutely liable under the 1933 Act for all recoverable damages sustained by the putative class. On July 20, 2003, the defendants removed the action to the United States District Court for the Northern District of Georgia. The plaintiff filed a motion to remand the case to state court. The defendants opposed the motion to remand. On November 25, 2003, the federal district court entered an order remanding the case to state court but staying the order to allow the defendants to appeal the decision. On November 5, 2004, after briefing and argument, the United States Court of Appeals for the Eleventh Circuit ruled that it lacked jurisdiction to hear the appeal. Defendants filed a Motion to Reconsider the Court’s ruling on November 24, 2004. On February 22, 2005, the Eleventh Circuit panel ruled that the full Court, as opposed to the panel only, could consider defendants’ request to reconsider the Court’s November 5, 2004 Order. On

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

May 16, 2005 the parties submitted a joint motion to suspend the court’s consideration of Defenants’ Motion to Reconsider until such time as the Effective Date of the joint settlement of these securities actions.

     On April 22, 2005, AFC announced that it had reached a joint settlement agreement with plaintiffs in the Section 10(b) securities litigation initially filed on March 25, 2003, the Section 11 securities claim relating to the Company’s initial public offering (“IPO”) raised on January 26, 2004, and the Section 11 securities litigation relating to the Company’s secondary public offering (“SPO”) initially filed on May 15, 2003. The agreement provides for the general terms of a settlement under which AFC would pay (1) to the putative plaintiff class in the Section 10(b) and Section 11 (relating to the Company’s IPO) securities litigation $13 million in cash, plus up to an additional $3.5 million based on a formula applied to any recovery of funds from its former insurers for directors’ and officers’ liability, and up to an additional $3.5 million based on a formula applied to any recovery of funds from its ongoing lawsuit against Arthur Andersen LLP (described below); and (2) to the putative plaintiff class in the Section 11 securities litigation (relating to the Company’s SPO) $2.0 million in cash, plus up to an additional $2.5 million based on a formula applied to any recovery of funds from its former insurers for directors’ and officers’ liability, and up to an additional $2.0 million based on a formula applied to any recovery of funds from its ongoing lawsuit against Arthur Andersen LLP (described below). The settlement does not reflect any admission of liability by the Company, its current or former directors or officers, underwriters of the Company’s public offerings or investor defendants. The Company will be obligated to make payments in addition to the $15 million cash payment only to the extent that it recovers amounts from Arthur Andersen LLP or its former insurers for directors’ and officers’ liability. The parties intend to enter into a further agreement to set forth more specific terms of the settlement. Any such agreement is subject to court approval.

     During the first quarter of 2005, the Company recognized $21.1 million of charges related to shareholder litigation, including an accrual of $15.0 million associated with the agreement to settle the two matters described above.

     On June 5, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in the United States District Court for the Northern District of Georgia against certain current and former members of the Company’s board of directors and the Company’s largest shareholder. On July 24, 2003, a different shareholder filed a substantially identical lawsuit in the same court against the same defendants. By order dated September 23, 2003, the District Court consolidated the two lawsuits into one consolidated action. On November 24, 2003, the plaintiffs filed a consolidated amended complaint that added as defendants three additional current or former officers of AFC and two other large shareholders of AFC. The consolidated complaint alleges, among other things, that the director defendants breached their fiduciary duties by permitting AFC to issue financial statements that were materially in error or by selling Company stock while in possession of undisclosed material information. The lawsuit seeks, purportedly on behalf of AFC, unspecified compensatory damages, disgorgement or forfeiture of certain bonuses and options earned by certain defendants, disgorgement of profits earned through alleged insider selling by certain defendants, recovery of attorneys’ fees and costs, and other relief. On August 12, 2004, the Court dismissed in part three of AFC’s current or former officers and the two AFC shareholders from the suit without prejudice to the plaintiffs’ right to replead the claims against these defendants. The Court denied the motion to dismiss as it related to the other defendants. Plaintiffs did not replead before the deadline set by the Court. Certain defendants moved for reconsideration but the Court declined to reconsider. The discovery process in this action is being coordinated with the consolidated securities action and commenced on February 23, 2005. On April 14, 2005, plaintiffs filed a motion for a preliminary injunction imposing a constructive trust freezing the assets of certain individual defendants. Defendants filed a written response in opposition to plaintiffs motion for preliminary injunctions. On May 20, 2005, plaintiffs requested and defendants joined in a consent voluntary dismissal with prejudice of one of the lead plantiffs as he has sold his shares of the Company’s stock.

     On August 7, 2003, a shareholder claiming to be acting on behalf of AFC filed a shareholder derivative suit in Gwinnett County Superior Court, State of Georgia, against certain current and former members of the Company’s board of directors. The complaint alleges that the defendants breached their fiduciary duties by

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

permitting AFC to issue financial statements that were materially in error and by failing to maintain adequate internal accounting controls. The lawsuit seeks, on behalf of AFC, unspecified compensatory damages, attorneys’ fees, and other relief. The parties have currently agreed to coordinate the discovery of this case and the federal derivative action.

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

     As announced on August 31, 2004, AFC has filed a lawsuit against Arthur Andersen, LLP, two of its former partners, and a former audit manager asserting that the defendants violated generally accepted auditing standards and accounting principles, committed auditing malpractice and breached contracts between the parties, resulting in AFC having to restate its financial statements for fiscal years 2000, 2001 and the first three quarters of 2002 and incur substantial costs, fees, and lost profits. The suit, which was filed in the Superior Court of Fulton County, Georgia, further alleges that as a result of Arthur Andersen LLP’s negligent acts or omissions and breaches of contract, AFC is entitled to monetary damages and equitable relief from Arthur Andersen LLP.

     The lawsuits against AFC described above present material and significant risk to the Company. Although the Company believes it has meritorious defenses to the claims of liability or for damages in these actions, it is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages (other than with respect to the claims subject to the settlement described above). However, the parties to the settlement agreement described above intend to enter into a further agreement to set forth more specific terms of the settlement and such agreement will be subject to court approval. The amount of a settlement of, or judgment on, one or more of these claims or other potential claims relating to the same events could substantially exceed the limits of the Company’s D&O insurance and the ultimate resolution of these matters may exceed the $20.5 charge described above and may not be offset by recovery from either its insurers or Arthur Andersen LLP.

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

8. Shareholder Litigation and Other Expenses, Net

	16 Weeks Ended
(in millions)	04/17/05	04/18/04

Shareholder litigation	$21.1	$0.4
Asset write-downs	0.2	0.1
Unit closures and refurbishments	0.1	(0.3)
Net gain on sale of assets	(0.1)	(0.1)

	$21.3	$0.1

     During 2004 and 2005, the Company incurred costs associated with shareholder litigation and certain other related costs as a consequence of the re-audit and restatement of previously issued financial statements. The amounts recorded in the first quarter of 2005 include a $15.0 million charge associated with an agreement to settle a portion of the outstanding shareholder litigation. See Note 7 for a discussion of the shareholder litigation.

     The $0.3 million credit associated with unit closures in the first quarter of 2004 results from the revision of estimates for future lease obligations on closed facilities, due to settlement of certain obligations.

9. Interest (Income) Expense, Net

	16 Weeks Ended
(in millions)	04/17/05	04/18/04

Interest on debt, less capitalized amounts	$1.3	$1.4
Amortization and write-offs of debt issuance costs	0.6	0.3
Other debt related charges	0.1	0.3
Interest income	(2.5)	(0.4)

	$(0.5)	$1.6

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

10. Income Taxes

     Total income taxes for the first quarters of 2005 and 2004 were allocated as follows:

	16 Weeks Ended
(in millions)	04/17/05	04/18/04

Income tax benefit from continuing operations	$(6.4)	$—
Income tax expense from discontinued operations	95.3	5.1

Income taxes in the statements of operations, net	88.9	5.1
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(3.8)	(0.1)

	$85.1	$5.0

     At April 17, 2005, the Company’s income tax liability totaled $40.6 million and is included in accrued liabilities. The liability increased $36.7 million during the sixteen week period ended April 17, 2005 (from $3.9 million at December 26, 2004). The increase in the liabilities since the beginning of the fiscal year is primarily due to the gain recognized on the sale of Church’s. The current portion of the Company’s income tax expense reduced prepaid income taxes.

11. Components of Earnings Per Common Share Computation

	16 Weeks Ended
(in millions)	04/17/05	04/18/04

Numerators for earnings per share computation:
Loss before discontinued operations and accounting change	$(10.8)	$(0.3)
Discontinued operations	156.9	8.3
Cumulative effect of an accounting change	—	(0.2)

Net income	$146.1	$7.8

Denominator for basic earnings per share - weighted average shares	29.0	28.1
Dilutive employee stock options (a)	—	—

Denominator for diluted earnings per share	29.0	28.1

(a)	For the first quarters of 2005 and 2004, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “loss before discontinued operations and accounting change.” The number of additional shares that otherwise would have been included in the denominator for the dilutive earnings per share computation for 2005 and 2004 were 0.8 million and 1.0 million, respectively,

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

12. Discontinued Operations

     Church’s. On December 28, 2004, the Company sold its Church’s brand to an affiliate of Crescent Capital Investments, Inc. for approximately $379.0 million in cash and a $7.0 million subordinated note, subject to customary closing adjustments. Concurrent with the sale of Church’s, the Company sold certain real property to a Church’s franchisee for approximately $3.7 million in cash. The combined cash proceeds of these two sales, net of transaction costs and adjustments, were approximately $368.0 million. For reporting operating results for Church’s, the effective date of the transaction was December 26, 2004.

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

     Summary operating results for these discontinued operations were as follows:

	16 Weeks Ended
(in millions)	04/17/05	04/18/04

Total revenues:
Church’s	$—	$81.0
Cinnabon	—	13.5

Total revenues	$—	$94.5

Income (loss) from operations:
Church’s	$—	$14.1
Cinnabon	—	(0.7)
Income tax (expense)	—	(5.1)

Income from operations, net	$—	8.3

Income (loss) from sale of business:
Church’s	$252.3	$—
Cinnabon	(0.1)	—
Income tax (expense)	(95.3)	—

Income (loss) from sale of business, net	156.9	—

Discontinued operations, net of income taxes	$156.9	$8.3

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

     The balance sheet data for Church’s, including a related VIE, as of December 26, 2004, was as follows:

(in millions)	12/26/04

Assets:
Cash and cash equivalents	$0.2
Accounts receivable, net	7.9
Property and equipment, net	119.8
Goodwill and other intangible assets	19.3
Other assets	6.1

$153.3

Liabilities:
Accounts payable and accrued liabilities	$23.0
Deferred credits and other long-term liabilities	18.5

$41.5

13. Stock-Based Employee Compensation

     The Company accounts for stock options issued to employees under the intrinsic value method. Had the Company’s stock option plans been accounted for under the fair value method, the Company’s net income would have been adjusted to the following pro forma amounts:

	16 Weeks Ended
(in millions, except per share amounts)	04/17/05	04/18/04

Net income as reported	$146.1	$7.8
Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(0.4)	(0.6)

Pro forma net income	$145.7	$7.2

Basic earnings per share:
As reported	$5.04	$0.28
Pro forma	5.03	0.26

Diluted earnings per share (a):
As reported	$5.04	$0.28
Pro forma	5.03	0.26

(a)	Due to the Company’s loss before discontinued operations and accounting change for the first quarters of 2005 and 2004, the dilutive effect of stock options were excluded from the denominator for the Company’s fully diluted earnings per share calculation.

     During the first quarter of 2005, current and former employees exercised options to purchase 930,970 shares of the Company’s common stock. Proceeds received upon exercise of those options totaled $10.8 million.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements — Continued

14. Termination of Certain Employee Benefit Plans

     During the first quarter of 2005, the Company terminated its Deferred Compensation Plan and its Executive Retirement and Benefit Plan. Both of these plans are described in Note 17 to the Company’s consolidated financial statements for the fiscal year ended December 26, 2004, which are contained in the Company’s 2004 Annual Report on Form 10-K/A. Costs recognized in the first quarter of 2005 associated with the termination of these plans, which were included as a component of general and administrative expenses, were $0.3 million.

15. Restructuring of Corporate Operations

     During 2004, the Company began a restructuring of its corporate operations. The process is part of an overall effort to reduce ongoing general and administrative costs and to adjust the size of the Company’s corporate staff in concert with the divestiture of Cinnabon and Church’s (see Note 12).

     The restructuring involves a reduction in employee headcount at the Company’s corporate headquarters. During 2004, a portion of these employees were transferred to the Company’s brands (Popeyes, Church’s and Cinnabon) and a portion of these employees were terminated. Also, during the fourth quarter of 2004, the Company terminated the lease for its corporate space and entered into a new lease. At that time, the Company recognized a charge of $9.0 million associated with the lease termination.

     The Company vacated two of the three floors leased for its corporate headquarters on February 28, 2005 and ceased paying rent for those floors. The lease for the remaining space will expire in the third quarter of 2005.

     During 2005, the Company plans to integrate the remaining AFC corporate employees into the corporate function at Popeyes. The Company expects additional measures to reduce its corporate costs, including additional terminations that will likely have associated severance costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis for AFC Enterprises, Inc. (“AFC” or “the Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report.

Nature of Business

     Within our continuing operations, we develop, operate and franchise quick-service restaurants under the trade name Popeyes® Chicken & Biscuits (“Popeyes”). These operations constitute our chicken business segment, which is our sole business segment within continuing operations.

     As of April 17, 2005, we operated and franchised 1,818 Popeyes restaurants in 43 states, the District of Columbia, Puerto Rico, Guam and 25 foreign countries.

	April 17,	Dec. 26,
	2005	2004

Domestic:
Company-Operated	56	56
Franchised	1,422	1,416
International:
Franchised	340	353

Total	1,818	1,825

     During 2004, we operated in two business segments: chicken and bakery. The chicken segment included our Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s Chicken™ (“Church’s”) operations and the bakery segment included our Cinnabon® (“Cinnabon”) operations. On November 4, 2004, we sold our Cinnabon subsidiary to Focus Brands Inc. for approximately $21.0 million in cash. On December 28, 2004, we sold our Church’s brand to an affiliate of Crescent Capital Investments, Inc. for approximately $379.0 million in cash and a $7.0 million subordinated note. For more information regarding these divestitures, see Note 12 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report.

     Church’s and Cinnabon operations are treated as discontinued operations in the accompanying condensed consolidated financial statements. Unless otherwise noted, discussions and amounts throughout this quarterly report relate to our continuing operations.

     We adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”), in the first quarter of 2004 and were required to consolidate three franchisees. In each of these relationships, we determined that the franchisee was a variable interest entity (“VIE”) for which we were the primary beneficiary. Due to a change in the underlying equity interests of one of these VIEs, that occurred during our 2004 third quarter, as of the end of the 2004 third quarter, we stopped consolidating that franchisee’s balance sheet and did not consolidate its future operations. Subsequent to our fiscal year end for 2004, a second VIE relationship was substantially modified coincident with the sale of Church’s. As of the first quarter of 2005, we have stopped consolidating that franchisee’s balance sheet and its future operations. Because the second VIE is a Church’s franchisee, its 2004 operations are a component of the Company’s discontinued operations. The 2005 operations of our one remaining VIE are included in our 2005 operations, as discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management Overview of 2005 Operating Results (First Quarter)

     The first quarter of 2005 was an eventful quarter. We sold our Church’s brand; we continued to reinvigorate our Popeyes brand; we continued to streamline our corporate headquarters which we plan to fully merge into our Popeyes corporate function by the end of the third quarter of 2005; and we reached an agreement to settle a significant portion of our outstanding shareholder litigation. Subsequent to quarter-end, but before the filing of this quarterly report, we also refinanced our outstanding debt facility, and we declared a special cash dividend of $12.00 per common share to be paid on June 3, 2005 to stockholders of record at the close of business on May 23, 2005.

     From an operational perspective, our Popeyes brand experienced system-wide, domestic same-store sales increases during the first quarter of 2005 (as compared to the comparable period of 2004) of 3.4% for domestic company-operated restaurants and 2.7% for domestic franchised restaurants. We credit this improvement to improved restaurant operations and the success of our new menu items. Over the last several quarters, we made significant investments to improve the level and number of field service personnel for operations, marketing and development, as well as adding a system-wide mystery shop program that periodically reviews all restaurants in our domestic system.

     Our summary operating results for the first quarter of 2005 compared to the first quarter of 2004 are presented below. Our continuing operations include only our Popeyes and corporate operations. Our discontinued operations are a component of net income.

			Favorable
	Sixteen Weeks Ended		(Unfavorable)	As a
(Dollars in millions)	04/17/05	04/18/04	Fluctuation	Percent

Total revenues	$46.3	$52.9	$(6.6)	(12.5)%
Operating (loss) profit	(17.7)	1.4	(19.1)	N/A
Net income	146.1	7.8	138.3	N/A

     During the first quarter of 2005, total revenues were $46.3 million, a $6.6 million decrease from the first quarter of 2004. The decrease was primarily due to a $5.2 million decrease in sales by company-operated restaurants that resulted from the reduction in the number of company-operated restaurants (due to the sale of certain company-operated restaurants to franchisees or the closure of certain company-operated restaurants), and a $4.0 million decrease in sales by company-operated restaurants relating to the non-consolidation of a certain VIE relationship in the first quarter of 2005 that was consolidated in the first quarter of 2004. These decreases were partially offset by a $1.7 million increase in franchise revenues, a $0.7 million increase in sales by company-operated restaurants due to improved same-store sales, and a $0.2 million increase in other revenues.

     During the first quarter of 2005, operating losses were $17.7 million, a $19.1 unfavorable fluctuation from the first quarter of 2004. During the first quarter of 2005, operating profits were adversely impacted by a $21.1 million charge to earnings associated with the settlement of certain shareholder lawsuits (see Notes 7 and 8 to our condensed consolidated financial statements) and a $0.8 million increase in general and administrative expenses. These increases were partially offset by lower net interest expense and lower depreciation and amortization expense.

     Net income was approximately $146.1 million in the first quarter of 2005 compared to $7.8 million in the first quarter of 2004. The increase was principally due to the effects of discontinued operations. Discontinued operations provided after-tax income of $156.9 million in the first quarter of 2005 (substantially all of which was associated with a gain on the sale of Church’s) compared to after-tax income of $8.3 million in 2004 (principally related to Church’s operating results in that quarter).

Consolidated Results of Operations

     In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	16 Weeks Ended
	04/17/05	04/18/04

Revenues:
Sales by company-operated restaurants	46%	56%
Franchise revenues	50%	41%
Other revenues	4%	3%

Total revenues	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (1)	51%	55%
Restaurant food, beverages and packaging (1)	32%	30%
General and administrative expenses	48%	41%
Depreciation and amortization	5%	8%
Other expenses	46%	—

Total expenses	138%	97%

Operating (loss) profit	(38)%	3%
Interest (income) expense, net	(1)%	3%

Loss before income taxes, minority interest, discontinued operations and accounting change	37%	—
Income tax benefit	14%	—
Minority interest	—	—

Loss before discontinued operations and accounting change	23%	—
Discontinued operations, net of income taxes	339%	16%
Cumulative effect of an accounting change, net of income taxes	—	—

Net income	316%	16%

(1)	Expressed as a percentage of sales by company-operated restaurants.

Comparisons of the First Quarters for 2005 and 2004

Sales by Company-Operated Restaurants

     Sales by company-operated restaurants were $21.4 million in the first quarter of 2005, an $8.5 million decrease from the first quarter of 2004. Of the $8.5 million decrease in sales by company-operated restaurants, approximately $5.2 million was due to the reduction in the number of company-operated restaurants due to the sale of certain company-operated restaurants to franchisees or closure of certain other company-operated restaurants, and approximately $4.0 million was due to the non-consolidation of a certain VIE relationship in the first quarter of 2005 that was consolidated in the first quarter of 2004. These decreases were partially offset by a $0.7 million increase in sales by company-operated restaurants due to improved same-store sales (a 3.4% increase in same-store sales for company-operated restaurants).

     At April 17, 2005, we had 56 company-operated restaurants compared to 80 at April 18, 2004.

Franchise Revenues

     Franchise revenues have three basic components: (i) ongoing royalty fees that are determined based on a percentage of franchisee sales; (ii) franchise fees associated with new unit openings; and (iii) development fees associated with the agreement by which a franchisee may develop new restaurants in a given market (usually paid at inception of the agreement and recognized as revenue as units are actually opened or the development right expires). Royalty revenues are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues.

     Franchise revenues were $23.2 million in the first quarter of 2005, a $1.7 million increase from the first quarter of 2004. Of the $1.7 million increase, approximately $0.9 million was due to an increase in royalties resulting from an increase in the number of franchised units; $0.5 million was due to an increase in royalties resulting from an increase in same-store sales for franchised restaurants for the first quarter of 2005 compared to the first quarter of 2004; and $0.3 million due to the non-elimination of royalties fees in the first quarter of 2005 associated with a VIE that was consolidated in the first quarter of 2004 but not in the first quarter of 2005.

     Within franchise revenues, we note a decline in the number of our international franchised restaurants since the end of fiscal 2004 (353 restaurants at December 26, 2004 and 340 restaurants at April 17, 2005). This is primarily due to adverse economic conditions in Korea, our largest international market. At April 17, 2005, we had 162 franchised restaurants in Korea, 24 less than the number we had at December 26, 2004. This is an adverse trend that we expect to continue for 2005. However, the effect of this trend on royalty revenues is limited due to the fact that the sales per franchised restaurant in Korea are well below our system-wide average and the royalty rate for Korean franchisees is 3% rather than the customary 5% throughout the remainder of our franchise system. We are working with our Korean master franchise partner to address challenges facing our sub-franchisees concerning sales growth and profitability, and to otherwise strengthen our franchise system in that country.

Other Revenues

     Other revenues were $1.7 million in the first quarter of 2005, a $0.2 million increase from the first quarter of 2004. The increase was attributable to an increase in rental income resulting from the execution of new subleases with franchisees.

Restaurant Employee, Occupancy and Other Expenses

     Restaurant employee, occupancy and other costs were $10.9 million in the first quarter of 2005, a $5.6 million decrease from the first quarter of 2004. This decrease is principally attributable to the decrease in sales from company-operated restaurants that resulted from the sale of certain company-operated restaurants to franchisees, the closure of certain company-operated restaurants since the first quarter of 2004, and the non-consolidation of a VIE in the first quarter of 2005 that was consolidated in the first quarter of 2004.

     Restaurant employee, occupancy and other expenses were approximately 51% and 55% of sales from company-operated restaurants in the first quarters of 2005 and 2004, respectively. The improvement in this ratio from 2004 to 2005 relates to the improved sales performance of those restaurants included in the Company’s mix of company-operated stores in the first quarter of 2005 versus the comparable period in 2004.

Restaurant Food, Beverages and Packaging

     Restaurant food, beverages and packaging costs were $6.9 million in the first quarter of 2005, a $2.2 million decrease from the first quarter of 2004. This decrease is principally attributable to the decrease in sales from company-operated restaurants that resulted from the sale of certain company-operated restaurants to franchisees, the closure of company-operated restaurants since the first quarter of 2004, and the non-consolidation of a VIE in the first quarter of 2005 that was consolidated in the first quarter of 2004.

     Restaurant food, beverages and packaging costs were approximately 32% and 30%, respectively, of sales from company-operated restaurants in the first quarters of 2005 and 2004. The increase in this ratio is due to higher food costs.

General and Administrative Expenses

     General and administrative expenses were $22.4 million in the first quarter of 2005, a $0.8 million increase from the first quarter of 2004.

     The $0.8 million increase in general and administrative expenses is principally due to approximately $1.4 million of higher salaries, bonus accruals and deferred compensation for Popeyes management (including senior management positions that were vacant in the first quarter of 2004 and were filled subsequent to that time), approximately $1.3 million of higher personnel costs at corporate associated with stay bonuses, severances and the termination of our Executive Retirement and Benefit Plan; approximately $1.0 million of higher costs associated with Popeyes franchisee support activities; approximately $1.0 million of higher contractor fees at corporate; approximately $0.5 million of higher rent expense associated with properties we sublease to franchisees.

     These increases were partially offset by approximately $2.5 million of lower information technology costs; approximately $1.8 million of lower personnel costs associated with terminated positions at corporate, and approximately $0.8 million of lower bad debt expense at Popeyes.

     On a consolidated basis, general and administrative expenses were approximately 48% and 41%, respectively, of total revenues in the first quarters of 2005 and 2004.

Depreciation and Amortization

     Depreciation and amortization was $2.5 million in the first quarter of 2005, a $1.7 million decrease from the first quarter of 2004. Of the decrease, $1.6 million was due to lower fixed assets balances at corporate (primarily due to the write-off of information technology assets in 2004).

     Depreciation and amortization was 5% of total revenues in the first quarters of 2005 and 8% of total revenues in the first quarter of 2004. The decline in this ratio was due to a decline in the overall base of fixed assets.

Shareholder Litigation and Other Expenses, Net

     Shareholder litigation and other expenses were $21.3 million in the first quarter of 2005, a $21.2 million increase from the first quarter of 2004. The increase was primarily due to a $20.7 million increase in shareholder litigation costs.

     As discussed more fully in Notes 7 and 8 to our condensed consolidated financial statements at Part 1, Item 1 of this quarter report, during the first quarter of 2005, the Company recognized $21.1 million of charges related to shareholder litigation, including an accrual of $15.0 million associated with an agreement to settle certain of the litigation matters.

Interest (Income) Expense, Net

     Interest (income) expense, net was $0.5 million of net interest income in the first quarter of 2005 compared to $1.6 million of net interest expense in the first quarter of 2004. The net interest income in the first quarter of 2005, as well as the fluctuation between interest (income) expense, net in the first quarter of 2005 compared to the first quarter of 2004, was driven by the interest income earned during the first quarter of 2005 on the net proceeds of the Church’s sale. Those net proceeds were invested in short-term securities. The sale of Church’s occurred at the start of the first quarter of 2005. A schedule of the components of interest (income) expense, net can be found at Note 9 to the condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.

Income Tax (Benefit) Expense

     In the first quarter of 2005, we had an income tax benefit associated with our continuing operations of $6.4 million compared to less than $0.1 million income tax benefit in the first quarter of 2004. The effective tax rate in the first quarter of 2005 was 37.2%. The income tax benefit in the first quarter of 2004 was due to the near break-even operating results we experienced that quarter associated with continuing operations.

Discontinued Operations, Net of Income Taxes

     Discontinued operations provided after-tax income of $156.9 million in the first quarter of 2005 (substantially all of which was associated with a gain on the sale of Church’s) compared to after-tax income of $8.3 million in 2004 (principally related to Church’s operating results in that quarter). A schedule of the components of discontinued operations, net of income taxes can be found at Note 12 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.

Cumulative Effect of Accounting Changes, Net of Income Taxes

     In the first quarter of 2004, we adopted FIN 46R and were required to consolidate three franchisee relationships. In conjunction with our adoption of FIN 46R, we recorded a cumulative effect adjustment that decreased net income by $0.5 million (of which $0.2 million, after tax, relates to continuing operations).

Consolidated Cash Flows: Comparison of the First Quarter of 2005 and 2004

(in millions)	2005	2004

Cash flows provided by (used in) operating activities	$(14.3)	$20.1
Cash flows provided by (used in) investing activities	157.0	(4.0)
Cash flows (used in) financing activities	(123.4)	(14.5)

Net increase (decrease) in cash	$19.3	$1.6

     Cash flows provided by (used in) operating activities. Net cash flows used in operating activities were $14.3 million in the first quarter of 2005, a $34.4 million unfavorable fluctuation from the comparable period in 2004.

     The net fluctuation includes a favorable increase of $15.9 million in income from continuing operations (Popeyes and corporate) before consideration of non-cash charges for accounting changes, depreciation and amortization, asset write-downs, provisions for bad debts, deferred taxes, non-cash interest, gains and losses, and stock compensation. That favorable increase was offset by (i) a $31.2 million lower net provision of cash resulting from changes in operating assets and liabilities; and (ii) a $19.1 million lower provision of cash from the operating activities of discontinued operations.

     Cash flows provided by (used in) investing activities. Net cash flows provided by investing activities were $157.0 million in the first quarter of 2005, a $161.0 million increase from the comparable period in 2004. The increase was principally due to net cash proceeds of $368.0 million provided by the sale of Church’s in the first quarter of 2005; which was partially offset by $209.6 million of net purchases of short-term investments with the Church’s sale proceeds in the first quarter of 2005 (the purchases are net of sales and maturities); $3.5 million of lower capital expenditures in the first quarter of 2005 versus the comparable period in 2004. In the first quarter of 2005, capital expenditures were $1.7 million versus $5.2 million in the comparable period in 2004.

     Cash flows used in financing activities. Net cash flows used in financing activities was $123.4 million in the first quarter of 2005. This was principally composed of $90.9 million increase in restricted cash; $2.2 million of principal payments on the term loans associated with our 2002 Credit Facility; $34.6 million of net repayments under our revolving credit facility; a $4.2 million decrease in bank overdrafts; and a net $2.3 million use of cash associated with other financing activities; partially offset by $10.8 million of proceeds from the exercise of stock options.

     Net cash used in financing activities was $14.5 million in the first quarter of 2004. This was principally composed of $7.0 million of net repayments under our revolving credit facility; $5.4 million of principal payments on the term loans associated with our 2002 Credit Facility and a $4.4 million increase in restricted cash, partially offset by a net $2.3 million associated with other financing activities.

Liquidity and Capital Resources

     Historically, we have financed our business activities primarily with funds generated from operating activities and borrowings under our 2002 Credit Facility (which was refinanced, after the close of our first quarter of 2005, with our 2005 Credit Facility). Based upon our current level of operations, our existing cash reserves and short-term investments (collectively $332.3 million at April 17, 2005, including restricted cash that had been deposited in an account collateralizing our 2002 Credit Facility), and available borrowings under our lines of credit, we believe that we will have adequate cash inflows to meet our anticipated future requirements for working capital, for the payment of a litigation settlement referred to in the succeeding paragraph, for income taxes associated with the Church’s sale, for the special cash dividend discussed below under the heading “Special Cash Dividend to Shareholders” and for capital expenditures throughout 2005 and 2006.

     In Note 7 to our condensed consolidated financial statements included at Part 1, Item 1 of this quarterly report, we describe several legal proceedings in which we are involved that relate to our announcements on March 23, 2003 and April 22, 2003 that we would restate certain previously issued financial statements. During the first quarter of 2005, we entered into an agreement to settle certain of these lawsuits. In our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report, those settlements are reflected as a charge against earnings in the first quarter of 2005 and as a current liability in our balance sheet at April 17, 2005. The settlement agreement does not cover the derivative suit filed by plaintiffs claiming to be acting on behalf of AFC on June 5, 2003 against certain current and former members of the Company’s board of directors and the Company’s largest shareholder or the derivative suit filed by plaintiffs claiming to be acting on behalf of AFC on August 7, 2003 against certain current and former members of AFC’s board of directors.

     The lawsuits against AFC described above present material and significant risk to the Company. Although the Company believes it has meritorious defenses to the claims of liability or for damages in these actions, it is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages (other than with respect to the claims subject to the settlement described above). However, the parties to the settlement agreement described above intend to enter into a further agreement to set forth more specific terms of the settlement and such agreement will be subject to court approval. The amount of a settlement of, or judgment on, one or more of these claims or other potential claims relating to the same events could substantially exceed the limits of the Company’s D&O insurance and the ultimate resolution of these matters may exceed amounts already accrued and may not be offset by recovery from either of its insurers or Arthur Andersen.

     The ultimate resolution of these matters could have a material adverse impact on the Company’s financial results, financial condition and liquidity.

     During 2003 and 2004, we obtained amendments to our 2002 Credit Facility extending the periods in which we may file our 2002 and 2003 audited financial statements, our 2003 quarterly financial statements, and to adjust certain financial ratios for 2003. Without the amendments, the Company, at various times during 2003 and the first quarter of 2004, would have been in default of the 2002 Credit Facility and the entire outstanding amount of the term loans and the revolver would have been subject to acceleration by the facility’s lenders. As of April 17, 2005, we were in compliance with the financial and other covenants of our 2002 Credit Facility, as amended.

     If we are not able to provide timely financial information to the lenders as required under our new 2005 Credit Facility (which refinanced our 2002 Credit Facility), there can be no assurance that such lenders will provide future relief through waivers or additional amendments. If we default on the terms and conditions of the 2005 Credit Facility and the facility’s lenders accelerate the debt, such developments will have a material adverse impact on the Company’s financial condition and its liquidity.

Acquisitions and Dispositions

     Sale of Church’s. On December 28, 2004, we sold our Church’s brand to an affiliate of Crescent Capital Investments, Inc. for approximately $379.0 million in cash and a $7.0 million subordinated note, subject to customary closing adjustments. Concurrent with the sale of Church’s, the Company sold certain real property to a Church’s franchisee for approximately $3.7 million in cash. The combined cash proceeds of these two sales, net of transaction-related costs and adjustments, are estimated at $373.0 million.

     Pursuant to the terms of our 2002 Credit Facility, as amended and restated coincident with the Church’s sale, we deposited $125.5 million of the net proceeds from the Church’s sale into an account collateralizing outstanding indebtedness under the facility and certain contingencies (such amount was later reduced). The proceeds deposited into the collateral account, as well as the remaining net proceeds from the two sales, were temporarily invested in bank repurchase agreements, money market funds, high quality municipal securities, commercial paper and variable rate demand notes. With the refinancing of the 2002 Credit Facility, the restrictions on the account collateralizing that facility were terminated.

Long Term Debt

     For a discussion of our long-term debt, including a discussion of our 2005 Credit Facility entered into subsequent to the end of our first quarter of 2005, see Note 5 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report. That note is herby incorporated by reference into this Item 2.

     As it pertains to the amounts drawn on our 2005 Credit Facility at closing, future minimum payments for principle, by fiscal year, are $0.5 million for 2005, $2.4 million for 2006, $1.4 million for 2007, $1.9 million for 2008, $1.9 million for 2009, and $181.9 million thereafter.

Special Cash Dividend to Shareholders

     On May 11, 2005, the Company’s Board of Directors declared a special cash dividend of $12.00 per common share. The dividend will be paid June 3, 2005 to common shareholders of record at the close of business on May 23, 2005, using a portion of the net proceeds from the sale of Church’s and a portion of the net proceeds from the 2005 Credit Facility. Based on the number of the Company’s outstanding common shares at May 12, 2005, the Company estimates that the aggregate dividend payment will be approximately $352.8 million.

Capital Expenditures

     Our capital expenditures consist of re-imaging activities associated with company-operated restaurants, new unit construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, investments in information technology, accounting systems, and improvements at corporate and brand offices. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per unit basis typically cost between $70,000 and $160,000. Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our 2002 Credit Facility.

     During the sixteen week period ended April 17, 2005, we invested $1.7 million in capital projects related to new and relocated restaurants.

     During the sixteen week period ended April 18, 2004, we invested $5.2 million in various capital projects, including $1.1 million in new and relocated restaurants, $1.1 million in our re-imaging program, $0.9 million in other capital assets to replace and extend the lives of company-operated restaurant equipment and facilities, $1.9 million for information technology systems and $0.2 million to complete other projects.

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

     Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: adverse effects of litigation or regulatory actions arising in connection with the restatement of our previously issued financial statements, failure to consummate the settlement agreement described in Note 7 to our condensed consolidated financial statements included in Part I, Item I of this quarterly report, the loss of franchisees and other business partners, failure of our franchisees, the loss of senior management and the inability to attract and retain additional qualified management personnel, a decline in the number of new units to be opened by franchisees, competition from other restaurant concepts and food retailers, the need to continue to improve our internal controls, limitations on our business under our 2005 Credit Facility, a decline in our ability to franchise new units, increased costs of our principal food products, labor shortages or increased labor costs, slowed expansion into new markets, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, unexpected and adverse fluctuations in quarterly results, increased government regulation, general economic conditions, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2004 Annual Report on Form 10-K/A and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Chicken Market Risk. Fresh chicken is the principal raw material for our Popeyes operations. It constitutes approximately half of our “restaurant food, beverages and packaging” costs. These costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability, and greater international demand for domestic chicken products.

     In order to ensure favorable pricing for fresh chicken purchases and maintain an adequate supply of fresh chicken for AFC and its franchisees, Supply Management Services, Inc. (a not-for-profit purchasing cooperative) has entered into chicken pricing contracts with chicken suppliers on our behalf.

     Foreign Currency Exchange Risk. We are exposed to currency risk from the potential changes in foreign currency rates that directly impact our revenues and cash flows from our international franchise operations. For the first sixteen weeks of 2005 and 2004, foreign-sourced revenues represented 5.0% and 3.8%, respectively, of total revenues. As of April 17, 2005, approximately $2.1 million of our accounts receivable were denominated in foreign currencies.

     Due to our international operations, we are exposed to risks from changes in international economic conditions and changes in foreign currency rates.

     Interest Rate Risk. Our net exposure to interest rate risk consists of our borrowings under our 2002 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 17, 2005, the balances outstanding under our 2002 Credit Facility totaled $53.5 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2002 Credit Facility would be approximately $0.5 million.

     Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances.

Item 4. Controls and Procedures

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

     (b) CEO and CFO Certifications

     Attached as Exhibit 31.1 and 31.2 to this quarterly report are certifications by our CEO and CFO. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This portion of our quarterly report describes the results of our controls evaluation referred to in those certifications.

     (c) Our Evaluation of AFC’s Disclosure Controls and Procedures

     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. This evaluation included a review of (i) certain material weaknesses in internal controls noted by our management in their assessment of the Company’s internal control over financial reporting as of December 26, 2004, which we reported in our 10-K/A on April 25, 2005, and (ii) certain corrective actions taken during the first quarter of 2005 to improve our internal controls which are described below under the heading “Changes in Internal Control Over Financial Reporting.” Based on the evaluation as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms due to the material weakness related to income taxes described below.

     (d) Changes in Internal Control Over Financial Reporting

     In the first quarter of 2005, we took corrective actions in regard to the material weaknesses noted in our assessment of our internal control over financial reporting as of December 26, 2004. These changes are described below.

     The material weakness we reported in accounts payable and accrued liabilities was due to (i) the lack of timely communication between operational departments and the accounting department, and (ii) the lack of timely processing of restaurant operational and capital invoices into the accounts payable system. The principal cause of this material weakness was the disruption of the normal accounting process flow and communications between our centralized accounting function and our Church’s business, because of the sale of Church’s immediately following our fiscal year end of December 26, 2004. During the first quarter of 2005, the activities have been simplified due to the sale of Church’s and management has initiated new control activities requiring additional involvement and review of key personnel in the accrual process. The Company’s management believes the above changes to our controls address this material weakness.

     With respect to the ineffective oversight and review of the Company’s income tax accounting estimates, this material weakness resulted from the departure of the senior personnel responsible for the preparation and review of the Company’s estimated income tax provision, such departures arising in connection with the Church’s transaction on December 28, 2004. During the fourth quarter of 2004, we engaged two accounting firms to assist us in our preparation of our 2004 income tax provision, and our quarterly provisions for 2005. These firms have made significant progress to understand our business and historical tax strategies. Management continues to transfer institutional knowledge to these firms and believes these measures will address this material weakness.

     The Company’s Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

     Other than the changes discussed above, there were no other significant changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

     (e) Inherent Limitations of Any Control System

     We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of our legal matters, see Note 7 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report. That note is hereby incorporated by reference into this Item 1.

Item 4. Submission of Matters to a Vote of Security Holders

     At our 2005 Annual Shareholders Meeting held on May 3, 2005, the shareholders elected the following nominees to the board of directors to serve a one-year term with votes cast as follows:

Frank J. Belatti	Victor Arias, Jr.
For: 26,448,935	For: 26,471,854
Withheld: 172,246	Withheld: 149,327

Carolyn Hogan Byrd	R. William Ide, III
For: 26,413,445	For: 26,450,401
Withheld: 207,736	Withheld: 170,780

Kelvin J. Pennington	John M. Roth
For: 26,450,062	For: 26,451,662
Withheld: 171,119	Withheld: 169,519

Ronald P. Spogli	Peter Starrett
For: 26,451,535	For: 26,414,676
Withheld: 169,646	Withheld: 206,505

     The shareholders also approved a proposal to amend the Company’s 1992 Stock Option Plan, 2002 Incentive Stock Option Plan, 1996 Nonqualified Stock Option Plan, 1996 Nonqualified Performance Plan -Executive, and 1996 Nonqualified Performance Plan — General with votes cast as follows:

For: 20,102,947
Against: 5,520,399
Withheld: 997,835

Item 6. Exhibits

              (a) Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004).

Exhibit 10.1	Second Amended and Restated Credit Agreement dated as of May 11, 2005 among AFC Enterprises, Inc., JPMorgan Chase and certain other lenders (the “2005 Credit Facility”) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 16, 2005).

Exhibit 10.2	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.

Exhibit 10.3	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan—General.

Exhibit 10.4	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.

Exhibit 10.5	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan—Executive.

Exhibit 10.6	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.

Exhibit 10.7	Indemnification Agreement between AFC and Peter Starrett

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 11 to our condensed consolidated financial statements in Part 1, Item 1 of this quarterly report.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: May 27, 2005	By:	/s/ Frederick B. Beilstein

Frederick B. Beilstein
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)