Form 10-Q
period 2005-07-10
AFC ENTERPRISES INC
filed 2005-08-19
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 10, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 000-32369
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	58-2016606 (IRS Employer Identification No.)

5555 Glenridge Connector, NE, Suite 300 Atlanta, Georgia (Address of principal executive offices)	30342 (Zip code)
(404) 459-4450
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
Yes ☑ No ☐
As of August 7, 2005 there were 29,477,963 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

Part 1. Financial Information
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	07/10/05	07/11/04	07/10/05	07/11/04

Revenues:
Sales by company-operated restaurants	$15.9	$20.8	$37.3	$50.7
Franchise revenues	18.3	16.8	41.5	38.3
Other revenues	1.2	1.2	2.9	2.7

Total revenues	35.4	38.8	81.7	91.7

Expenses:
Restaurant employee, occupancy and other expenses	8.5	11.4	19.4	27.9
Restaurant food, beverages and packaging	5.2	6.8	12.1	15.9
General and administrative expenses	12.6	16.5	35.0	38.1
Depreciation and amortization	1.5	2.2	4.0	6.4
Shareholder litigation and other, net	(0.1)	1.0	21.2	1.1

Total expenses	27.7	37.9	91.7	89.4

Operating profit (loss)	7.7	0.9	(10.0)	2.3
Interest expense, net	2.4	1.1	1.9	2.7

Income (loss) before income taxes, minority interest, discontinued operations and accounting change	5.3	(0.2)	(11.9)	(0.4)
Income tax expense (benefit)	0.1	—	(6.3)	—
Minority interest	—	(0.1)	—	—

Income (loss) before discontinued operations and accounting change	5.2	(0.1)	(5.6)	(0.4)
Discontinued operations, net of income taxes	(0.3)	6.2	156.6	14.5
Cumulative effect of an accounting change, net of income taxes	—	—	—	(0.2)

Net income	$4.9	$6.1	$151.0	$13.9

Basic earnings per common share:
Income (loss) before discontinued operations and accounting change	$0.18	$—	$(0.19)	$(0.02)
Discontinued operations, net of income taxes	(0.01)	0.22	5.38	0.52
Cumulative effect of an accounting change, net of income taxes	—	—	—	(0.01)

Net income	$0.17	$0.22	$5.19	$0.49

Diluted earnings per common share:
Income (loss) before discontinued operations and accounting change	$0.17	$—	$(0.19)	$(0.02)
Discontinued operations, net of income taxes	(0.01)	0.22	5.38	0.52
Cumulative effect of an accounting change, net of income taxes	—	—	—	(0.01)

Net income	$0.16	$0.22	$5.19	$0.49

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	07/10/05	12/26/04

ASSETS
Current assets:
Cash and cash equivalents	$12.0	$12.8
Short-term investments	59.2	—
Accounts and current notes receivable, net	13.0	13.3
Prepaid income taxes	—	25.9
Other current assets	17.8	40.6
Assets of discontinued operations	—	153.3

Total current assets	102.0	245.9

Long-term assets:
Property and equipment, net	43.4	47.2
Goodwill	9.6	9.6
Trademarks and other intangible assets, net	43.9	42.8
Other long-term assets, net	16.6	16.4

Total long-term assets	113.5	116.0

Total assets	$215.5	$361.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21.3	$37.7
Accrued liabilities	26.9	24.7
Current debt maturities	2.1	4.9
Liabilities of discontinued operations	—	41.5

Total current liabilities	50.3	108.8

Long-term liabilities:
Long-term debt	189.9	87.5
Deferred credits and other long-term liabilities	19.3	24.7

Total long-term liabilities	209.2	112.2

Commitments and contingencies

Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 29,477,899 and 28,325,355 shares issued and outstanding at July 10, 2005 and December 26, 2004, respectively)	0.3	0.3
Capital in excess of par value	172.3	155.4
Notes receivable from officers, including accrued interest	(1.1)	(1.2)
Accumulated deficit (Note 6)	(215.5)	(13.6)

Total shareholders’ equity (deficit)	(44.0)	140.9

Total liabilities and shareholders’ equity	$215.5	$361.9

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	28 Weeks Ended
	07/10/05	07/11/04
Cash flows provided by (used in) operating activities:
Net income	$151.0	$13.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations, net of income taxes	(156.6)	(14.5)
Depreciation and amortization	4.0	6.4
Asset write-downs	0.7	0.7
Net gain on sale of assets	(1.2)	(0.1)
Cumulative effect of accounting changes, pre-tax	—	0.2
Deferred income taxes	26.7	(1.9)
Non-cash interest, net	2.4	0.4
Provision (recovery) for credit losses	(0.2)	0.7
Compensatory expense for stock options	1.1	—
Change in operating assets and liabilities, exclusive of opening VIE balances:
Accounts receivable	0.8	(0.5)
Prepaid income taxes	25.9	11.0
Other operating assets	5.4	(2.8)
Accounts payable and other operating liabilities	(108.8)	1.7

Net cash provided by (used in) operating activities of continuing operations	(48.8)	15.2

Net cash provided by (used in) operating activities of discontinued operations	(4.6)	20.5

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(2.3)	(5.3)
Capital expenditures of discontinued operations	—	(6.0)
Proceeds from dispositions of property and equipment	3.1	1.0
Proceeds from the sale of Church’s, net	368.0	—
Acquisition of franchised units	(2.2)	—
Purchases of short-term investments	(247.0)	—
Sales and maturities of short-term investments	187.8	—
Proceeds from notes receivable	0.6	0.8

Net cash provided by (used in) investing activities	308.0	(9.5)

Cash flows provided by (used in) financing activities:
Proceeds from 2005 Credit Facility	190.0	—
Principal payments - 2002 Credit Facility (term loans)	(55.7)	(8.3)
Principal payments - 2002 Credit Facility (revolving credit facility), net	(34.6)	(15.6)
Principal payments — VIE and other notes	(0.1)	(0.2)
Decrease in bank overdrafts, net (including effects of discontinued operations)	(5.2)	(0.2)
Increase in restricted cash (including effects of discontinued operations)	(2.8)	(3.2)
Debt issuance costs	(3.5)	—
Dividends paid	(352.9)	—
Issuance of common stock, net	—	0.1
Proceeds from exercise of employee stock options	11.7	2.1
Other, net	(2.5)	0.9

Net cash (used in) financing activities	(255.6)	(24.4)

Net increase (decrease) in cash and cash equivalents	(1.0)	1.8
Cash and cash equivalents at beginning of year	13.0	3.8

Cash and cash equivalents at end of quarter	$12.0	$5.6

Cash and cash equivalents of continuing operations	$12.0	$5.4
Cash and cash equivalents of discontinued operations	$—	$0.2
See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
1. Description of Business
Continuing Operations. AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits (“Popeyes”). These operations constitute the Company’s sole business segment within continuing operations.
Discontinued Operations. On December 28, 2004, the Company sold its Church’s Chicken™ (“Church’s”) division to an affiliate of Crescent Capital Investments, Inc. On November 4, 2004, the Company sold its Cinnabon® (“Cinnabon”) subsidiary to Focus Brands, Inc. See Note 13 for information concerning these divestitures and related operating results that are included in the accompanying condensed consolidated financial statements. Prior to these divestitures, the Company operated two business segments: chicken (Popeyes and Church’s) and bakery (Cinnabon).
In the accompanying financial statements, financial results relating to the Company’s divested businesses are presented as discontinued operations. Unless otherwise noted, discussions and amounts throughout these notes relate to AFC’s continuing operations.
2. Significant Accounting Policies
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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
2. Significant Accounting Policies (continued)
When the Company consolidates a VIE, the Company allocates the VIE’s earnings and losses to the VIE’s common equity holders as a component of minority interest. However, the Company does not allocate any losses to the common equity holders if doing such would reduce their common equity interests below zero.
During the third quarter of 2004, one of the VIEs engaged in a series of transactions that substantially modified its equity interests and the Company’s relationship to the VIE. As a result, AFC’s management concluded that the Company was no longer the primary beneficiary for the enterprise and the Company stopped consolidating the enterprise’s balance sheet as well as its operations.
During the first quarter of 2005, a second VIE relationship was substantially modified coincident with the sale of Church’s. As a result, AFC’s management concluded that the Company was no longer the primary beneficiary for the enterprise and the Company stopped consolidating the enterprise’s balance sheet as well as its operations. The VIE was a Church’s franchisee and its 2004 operations are a component of the Company’s discontinued operations.
For the twelve week periods ended July 10, 2005 and July 11, 2004, amounts included in sales by company-operated restaurants associated with VIE operations were $0.6 million and $3.6 million, respectively. For the twenty-eight week periods ended July 10, 2005 and July 11, 2004, amounts included in sales by company-operated restaurants associated with VIE operations were $1.4 million and $8.4 million, respectively. For the twelve week periods ended July 10, 2005 and July 11, 2004, royalties and rents of less than $0.1 million and $0.2 million, respectively, were eliminated in consolidation. For the twenty-eight week periods ended July 10, 2005 and July 11, 2004, royalties and rents of $0.1 million and $0.5 million, respectively, were eliminated in consolidation. During the first quarter of 2004, in conjunction with its adoption of FIN 46R, the Company recorded a cumulative effect adjustment that decreased net income in 2004 by $0.5 million, or $0.02 per diluted share (of which $0.2 million or $0.01 per dilutive share, related to continuing operations).
Property and equipment, with a net book value of $0.9 million and $1.0 million at July 10, 2005 and December 26, 2004, respectively, relating to the third VIE, is included in the condensed consolidated balance sheets. This property and equipment is pledged as collateral under obligations of the franchisee.
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
Recent Accounting Pronouncements That The Company Has Not Yet Adopted. During December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) a revision of FASB No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
2. Significant Accounting Policies (continued)
That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The statement provides alternative means of adoption. SFAS 123R was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (for the Company, the third quarter of fiscal 2005). In April 2005, the SEC announced that companies may implement Statement 123R at the start of their first fiscal year beginning after June 15, 2005 (for the Company, fiscal 2006, which begins on December 26, 2005). The Company has not completed its assessment of SFAS 123R.
3. Short-Term Investments
The Company’s short-term investments are accounted for as available-for-sale securities and, as a result, are stated at fair value. At July 10, 2005, all short-term investments consisted of variable rate demand notes issued by governmental entities. Cost of these variable rate securities approximates their market value.
4. Other Current Assets

(in millions)	07/10/05	12/26/04

Restricted cash	$10.2	$7.4
Deferred income taxes	2.6	25.2
Prepaid marketing	2.1	0.6
Deferred transaction costs	—	5.9
Prepaid expenses and other	2.9	1.5

	$17.8	$40.6

Of restricted cash balances at July 10, 2005, $9.9 million relates to the cooperative advertising fund the Company maintains for its Popeyes franchisees and $0.3 million relates to VIE cash balances. Of restricted cash balances at December 26, 2004, $7.0 million relates to the cooperative advertising fund the Company maintains for its Popeyes franchisees and $0.4 million relates to VIE cash balances.
The deferred transaction costs at December 26, 2004 were associated with the sale of Church’s and were expensed in the first quarter of 2005, as a component of the gain on sale of Church’s.
5. Long-Term Debt and Other Borrowings

(in millions)	07/10/05	12/26/04

2005 Credit Facility:
Revolving credit facility	$—	$—
Term loan	190.0	—
2002 Credit Facility:
Revolving credit facility	—	34.6
Term loans	—	55.7
Capital lease obligations	0.6	0.6
VIE notes	1.3	1.4
Other notes	0.1	0.1

	192.0	92.4
Less current portion	2.1	4.9

	$189.9	$87.5

2005 Credit Facility. On May 11, 2005, the Company entered into a bank credit facility (the “2005 Credit Facility”) with J.P. Morgan Chase Bank and certain other lenders, which consists of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
5. Long-Term Debt and Other Borrowings (continued)
The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the revolving credit facility may fluctuate because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants of the 2005 Credit Facility. The Company also pays a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the revolving credit facility.
At the closing of the 2005 Credit Facility, the Company drew the entire $190.0 million term loan and applied approximately $57.4 million of the proceeds to pay off its 2002 Credit Facility, to pay fees associated with that facility, and to pay closing costs associated with the new facility. The remaining proceeds were used to fund a portion of the Company’s special cash dividend (Note 6) and for general corporate purposes.
The 2005 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The 2005 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility.
In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. Whenever any prepayment is made, subsequent scheduled payments of principal are ratably reduced.
As of July 10, 2005, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility; its weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 5.75%; and it had $4.7 million of outstanding letters of credit.
As it pertains to the amounts drawn on our 2005 Credit Facility, future minimum principal repayments, by fiscal year, are: $0.5 million in 2005, $2.4 million in 2006, $1.4 million in 2007, $1.9 million in 2008, $1.9 million in 2009, and $181.9 million thereafter.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
5. Long-Term Debt and Other Borrowings (continued)
2005 Interest Rate Swap Agreements. Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. During the twelve weeks ended July 10, 2005, the net interest expense associated with these agreements was $0.2 million. These agreements are accounted for as a hedge. At July 10, 2005, the fair value of the swap agreements was not significant.
2002 Credit Facility. On May 23, 2002, the Company entered into a bank credit facility (the “2002 Credit Facility”) with J.P. Morgan Chase Bank, Credit Suisse First Boston and certain other lenders which consisted of a $75.0 million, five-year revolving credit facility, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan. Outstanding balances under the 2002 Credit Facility were repaid on May 11, 2005. As of December 26, 2004, the Company’s weighted average interest rate for all outstanding indebtedness under the 2002 Credit Facility was 5.82%.
6. Special Cash Dividend to Shareholders
On May 11, 2005, the Company’s Board of Directors declared a special cash dividend of $12.00 per common share. The dividend, which totaled $352.9 million, was paid on June 3, 2005 to the common shareholders of record at the close of business on May 23, 2005. The Company funded the dividend with a portion of the net proceeds from the sale of Church’s and a portion of the net proceeds from the 2005 Credit Facility. For financial reporting purposes, this dividend was charged to accumulated deficit, a component of the shareholders’ equity section of the Company’s balance sheet.
In connection with the declaration of the special cash dividend, the Company’s Board of Directors also approved adjustments to outstanding options under the Company’s employee stock option plans. The modifications adjusted the exercise price and the number of shares associated with each employee’s outstanding stock options to preserve the value of the options after the special cash dividend. The Company did not recognize a charge as a result of the modifications because the intrinsic value of the awards and the ratio of the exercise price to the market value per share for each award did not change.
7. Legal Matters
The Company is involved in several lawsuits arising from its announcements on March 24, 2003 and April 22, 2003 indicating that it would restate certain previously issued financial statements. These lawsuits are described in Note 13 to the Company’s consolidated financial statements for the fiscal year ended December 26, 2004, which are contained in the Company’s 2004 Annual Report on Form 10-K/A and in Note 7 to the Company’s condensed consolidated financial statements for the quarter ended April 17, 2005. During the second quarter of 2005, the Company entered into two joint settlement agreements associated with these lawsuits. The settlement agreements do not reflect any admission of liability by the Company, its current or former directors or officers, underwriters of the Company’s public offerings or investor defendants. Both of these settlement agreements are now pending court approval.
The first settlement agreement is with the plaintiffs in a Section 10(b) securities litigation initially filed on March 25, 2003, a Section 11 securities claim relating to the Company’s initial public offering (“IPO”) raised on January 26, 2004, and a Section 11 securities litigation relating to the Company’s secondary public offering (“SPO”) initially filed on May 15, 2003. Under the agreement, the Company would pay (i) to the putative plaintiff class in the Section 10(b) and Section 11 (relating to the Company’s IPO) securities litigation $13.0 million in cash, plus up to an additional $3.5 million based on a formula

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
7. Legal Matters (continued)
applied to any recovery of funds from its former insurers for directors’ and officers’ liability, and up to an additional $3.5 million based on a formula applied to any recovery of funds from its ongoing lawsuit against the Company’s former independent auditors, as previously described in the Company’s Form 10-Q for the quarter ended April 17, 2005 and in the Company’s Form 10-K for the fiscal year ended December 26, 2004; and (ii) to the putative plaintiff class in the Section 11 securities litigation (relating to the Company’s SPO) $2.0 million in cash, plus up to an additional $2.5 million based on a formula applied to any recovery of funds from its former insurers for directors’ and officers’ liability, and up to an additional $2.0 million based on a formula applied to any recovery of funds from its ongoing lawsuit against the Company’s former independent auditors, as previously described in the Company’s Form 10-Q for the quarter ended April 17, 2005 and in the Company’s Form 10-K for the fiscal year ended December 26, 2004. The Company will be obligated to make payments in addition to the $15 million cash payment only to the extent that it recovers amounts from its former independent auditors or its former insurers for directors’ and officers’ liability.
The second settlement agreement is with the plaintiffs in two derivative lawsuits filed by plaintiffs on June 5, 2003 and August 7, 2003 claiming to be acting on behalf of the Company against certain current and former members of the Company’s board of directors. The agreement provides for the general terms of a settlement under which the litigation would be dismissed with prejudice and the Company would make modifications to certain of its corporate governance policies and practices, most of which have already been instituted, and pay approximately $0.5 million in attorneys fees and expenses to the derivative plaintiffs’ counsel. No damages will be paid by the officer or director defendants.
During the first quarter of 2005, the Company recognized $21.1 million of charges related to shareholder litigation, including an accrual of $15.0 million associated with the agreement to settle the first matter described above. During the second quarter of 2005, the Company recognized $0.7 million of charges related to shareholder litigation, including an accrual of $0.5 million to settle the second matter described above.
The lawsuits against the Company described above present material and significant risk to the Company. Both of the settlement agreements described above are subject to court approval. If the settlement agreements were not approved, the ultimate resolution of these matters could have a material adverse impact on the Company’s financial results, financial condition and liquidity.
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
The Company is a defendant in various legal proceedings arising in the ordinary course of business, including claims resulting from “slip and fall” accidents, employment-related claims, claims from guests or employees alleging illness, injury or other food quality, health or operational concerns and claims related to franchise matters. The Company has established adequate reserves to provide for the defense and settlement of such matters. The Company’s management believes their ultimate resolution will not have a material adverse effect on the Company’s financial condition or its results of operations.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
8. Shareholder Litigation and Other, Net

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/10/05	07/11/04	07/10/05	07/11/04

Shareholder litigation and other (Note 7)	$0.7	$0.4	$21.8	$0.8
Asset write-downs	0.5	0.6	0.7	0.7
Unit closures	(0.2)	—	(0.1)	(0.3)
Net gain on sale of assets	(1.1)	—	(1.2)	(0.1)

	$(0.1)	$1.0	$21.2	$1.1

The credit balances associated with unit closures in the second quarter of 2005 and the first twenty-eight weeks of both 2005 and 2004 result from the revision of estimates for future lease obligations on closed facilities, due to settlement of certain obligations.
During the second quarter of 2005, the Company sold land and buildings in San Antonio, Texas that had been the site of the Company’s centralized accounting operations for $3.1 million in cash, net of transaction related costs. The Company recognized a gain of $1.0 million on the sale of these assets.
9. Termination of Certain Employee Benefit Plans
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
10. Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/10/05	07/11/04	07/10/05	07/11/04

Interest on debt, less capitalized amounts	$2.3	$0.9	$3.6	$2.3
Amortization and write-offs of debt issuance costs	1.8	0.2	2.4	0.5
Other debt related charges	0.1	0.2	0.2	0.5
Interest income	(1.8)	(0.2)	(4.3)	(0.6)

	$2.4	$1.1	$1.9	$2.7

During the twenty-eight weeks ended July 10, 2005 and July 11, 2004, total payments made for interest were $4.3 million and $3.8 million, respectively.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
11. Income Taxes

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/10/05	07/11/04	07/10/05	07/11/04

Income tax expense (benefit) from continuing operations	$0.1	$—	$(6.3)	$—
Income tax expense (benefit) from discontinued operations	0.3	3.7	95.6	8.8

Income taxes in the statements of operations, net	0.4	3.7	89.3	8.8
Income taxes credited to stockholders’ equity related to certain stock-based compensation	(0.2)	(0.2)	(4.0)	(0.3)

Total	$0.2	$3.5	$85.3	$8.5

At July 10, 2005 and December 26, 2004, the Company’s income tax liability totaled $11.2 million and $3.9 million, respectively, and is included in accrued liabilities. During the twenty-eight weeks ended July 10, 2005 and July 11, 2004, total payments made for income taxes were $30.2 million and $2.4 million, respectively.
The Company’s effective tax rate associated with continuing operations for the twelve weeks ended July 10, 2005 was 1.9% (on income before income taxes) and for the twenty-eight weeks ended July 10, 2005 was 52.9% (on losses before income taxes). These rates differ significantly from statutory rates due to pre-tax income earned from tax-exempt investments. The investments were funded with the proceeds of the Church’s sale
12. Components of Earnings Per Common Share Computation

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/10/05	07/11/04	07/10/05	07/11/04

Numerators for earnings per share computation:
Income (loss) before discontinued operations and accounting change	$5.2	$(0.1)	$(5.6)	$(0.4)
Discontinued operations	(0.3)	6.2	156.6	14.5
Cumulative effect of an accounting change	—	—	—	(0.2)

Net income	$4.9	$6.1	$151.0	$13.9

Denominator for basic earnings per share — weighted average shares	29.2	28.1	29.1	28.1
Dilutive employee stock options(a)	1.0	—	—	—

Denominator for diluted earnings per share	30.2	28.1	29.1	28.1

(a)	For the second quarter of 2004, and the first twenty-eight weeks of both 2005 and 2004, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “income (loss) before discontinued operations and accounting change.” The number of additional shares that otherwise would have been included in the denominator for the dilutive earnings per share computation for the second quarter of 2004 was 1.0 million and for the first twenty-eight weeks in 2005 and 2004 were 0.8 million and 1.0 million, respectively.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
13. Discontinued Operations
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
Cinnabon. On November 4, 2004, the Company sold its Cinnabon subsidiary to Focus Brands, Inc. for approximately $21.0 million in cash, subject to customary closing adjustments. Proceeds of the sale, net of transaction costs and adjustments, were approximately $19.6 million. The sale included certain franchise rights for Seattle’s Best Coffee which were retained following the sale of Seattle Coffee to Starbucks Corporation in July 2003.
Summary operating results for these discontinued operations were as follows:

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/10/05	07/11/04	07/10/05	07/11/04

Total revenues:
Church’s	$—	$60.4	$—	$141.4
Cinnabon	—	9.8	—	23.3

Total revenues	$—	$70.2	$—	$164.7

Income (loss) from operations:
Church’s	$—	$10.7	$—	$24.8
Cinnabon	—	(0.8)	—	(1.5)
Income tax (expense)	—	(3.7)	—	(8.8)

Income from operations, net	—	6.2	—	14.5

Income (loss) from sale of business:
Church’s	$(0.1)	$—	$252.2	$—
Cinnabon	0.1	—	—	—
Income tax (expense)	(0.3)	—	(95.6)	—

Income (loss) from sale of business, net	(0.3)	—	156.6	—

Discontinued operations, net of income taxes	$(0.3)	$6.2	$156.6	$14.5

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
13. Discontinued Operations (continued)
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

14. Stock-Based Employee Compensation
The Company accounts for stock options issued to employees under the intrinsic value method. Had the Company’s stock option plans been accounted for under the fair value method, the Company’s net income would have been adjusted to the following pro forma amounts:

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/10/05	07/11/04	07/10/05	07/11/04

Net income as reported	$4.9	$6.1	$151.0	$13.9
Fair value of stock-based employee compensation expense, net (a)	(0.2)	(0.6)	(0.6)	(1.2)

Pro forma net income	$4.7	$5.5	$150.4	$12.7

Basic earnings per share:
As reported	$0.17	$0.22	$5.19	$0.49
Pro forma	0.16	0.19	5.17	0.45

Diluted earnings per share (b):
As reported	$0.16	$0.22	$5.19	$0.49
Pro forma	0.16	0.19	5.17	0.45

(a)	Determined net of related income tax effects.

(b)	Due to the Company’s loss before discontinued operations and accounting change for the second quarter of 2004 and the first twenty-eight weeks of both 2005 and 2004, the dilutive effect of stock options were excluded from the denominator for the Company’s fully diluted earnings per share calculation.
During the twenty-eight weeks ended July 10, 2005, current and former employees exercised options to purchase 1,016,401 shares of the Company’s common stock. Proceeds received upon exercise of those options totaled $11.7 million.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
15. Restructuring of Corporate Operations
During 2004, the Company began a restructuring of its corporate operations. The process is part of an overall effort to reduce ongoing general and administrative costs and to adjust the size of the Company’s corporate staff in concert with the divestiture of Cinnabon and Church’s.
The restructuring includes a reduction in employee headcount at the Company’s corporate headquarters. During 2004, a portion of these employees were transferred to the Company’s brands (Popeyes, Church’s and Cinnabon) and a portion of these employees were terminated. Also, during the fourth quarter of 2004, the Company terminated the lease for its corporate space and entered into a new lease.
During the first and second quarters of 2005, additional corporate employees were transferred to Popeyes or terminated. On February 28, 2005, the Company vacated two of the three floors leased for its corporate headquarters and ceased paying rent for those floors. The lease for the remaining space expires in the third quarter of 2005.
During the remainder of 2005, the Company plans to merge what remains of its AFC corporate function into the Popeyes corporate function, a process that will likely include additional terminations that have associated severance costs.
Costs incurred through July 10, 2005 associated with the plan totaled $12.8 million, including a $9.0 million charge in the fourth quarter of 2004 associated with the termination of the Company’s corporate lease. Costs that have been incurred during 2005 associated with the plan totaled $0.2 million and $0.4 million for the twelve and twenty-eight weeks ended July 10, 2005, respectively. Substantially all of the 2005 costs related to one-time termination benefits.
In the Company’s condensed consolidated statements of operations, restructuring costs are a component of general and administrative expenses.

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
     As of July 10, 2005, we operated and franchised 1,827 Popeyes restaurants in 43 states, the District of Columbia, Puerto Rico, Guam and 25 foreign countries.

	July 10,	Dec. 26,
	2005	2004

Domestic:
Company-Operated	57	56
Franchised	1,430	1,416
International:
Franchised	340	353

Total	1,827	1,825

     During 2004, we operated in two business segments: chicken and bakery. The chicken segment included our Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s Chicken™ (“Church’s”) operations and the bakery segment included our Cinnabon® (“Cinnabon”) operations. On November 4, 2004, we sold our Cinnabon subsidiary to Focus Brands, Inc. On December 28, 2004, we sold our Church’s brand to an affiliate of Crescent Capital Investments, Inc. For more information regarding these divestitures, see Note 13 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report. Church’s and Cinnabon operations are treated as discontinued operations in the accompanying condensed consolidated financial statements. Unless otherwise noted, discussions and amounts throughout this quarterly report relate to our continuing operations.
     As discussed in Note 2 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report, our 2004 and 2005 operating results are impacted by the consolidation of three franchisee relationships pursuant to our adoption of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”), in the first quarter of 2004.

Management Overview of 2005 Operating Results (Second Quarter and Year-to-Date)
     Our operating results for the second quarter of 2005 reflect our ongoing efforts to improve the operations of Popeyes, restructure our corporate headquarters, and return value to our shareholders. We continued plans to reinvigorate our Popeyes brand through menu enhancements, improved store operations, and restaurant re-imagings throughout our system. We believe these operational efforts resulted in our favorable same-stores sales growth statistics — our fourth consecutive quarter of positive same-store sales growth. Additionally, during the second quarter of 2005, we continued efforts to streamline AFC’s corporate headquarters, which we plan to fully merge into our Popeyes corporate function by the end of 2005.
     During the second quarter of 2005, we also refinanced our outstanding bank credit facility, and we declared and paid a special cash dividend of $12.00 per common share (which totaled $352.9 million). We funded the dividend with a portion of the net proceeds from our sale of Church’s (a transaction from our first fiscal quarter of 2005) and a portion of the net proceeds from our new bank credit facility.
     A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions)	07/10/05	07/11/04	07/10/05	07/11/04

Sales by company-operated restaurants	$15.9	$20.8	$37.3	$50.7
Franchise revenues	18.3	16.8	41.5	38.3
Other revenues	1.2	1.2	2.9	2.7

Total revenues	$35.4	$38.8	$81.7	$91.7

Operating profit (loss)	$7.7	$0.9	$(10.0)	$2.3
Net income	$4.9	$6.1	$151.0	$13.9

Domestic same-store sales growth (decline):
Company-operated restaurants	4.0%	(1.1)%	3.6%	0.9%
Franchised restaurants	1.8%	(0.5)%	2.3%	1.4%

Company-operated restaurants (all domestic)
Units at beginning of period	56	80	56	80
New unit openings	1	—	1	—
Unit conversions, net	2	(6)	2	(6)
Permanent closings	(1)	—	(2)	—
Temporary closings, net	(1)	(4)	—	(4)

Units at the end of second quarter	57	70	57	70

Franchised restaurants (domestic and international)
Units at beginning of period	1,762	1,725	1,769	1,726
New unit openings	23	26	50	56
Unit conversions, net	(2)	6	(2)	6
Permanent closings	(10)	(23)	(41)	(49)
Temporary closings, net	(3)	5	(6)	—

Units at the end of second quarter	1,770	1,739	1,770	1,739

     In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	12 Weeks Ended		28 Weeks Ended
	07/10/05	07/11/04	07/10/05	07/11/04

Revenues:
Sales by company-operated restaurants	45%	54%	46%	55%
Franchise revenues	52%	43%	51%	42%
Other revenues	3%	3%	3%	3%

Total revenues	100%	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (a)	53%	55%	52%	55%
Restaurant food, beverages and packaging (a)	33%	33%	32%	31%
General and administrative expenses	36%	43%	43%	42%
Depreciation and amortization	4%	6%	5%	7%
Shareholder litigation and other	—	3%	26%	1%

Total expenses	78%	98%	112%	97%

Operating profit (loss)	22%	2%	(12)%	3%
Interest expense, net	7%	2%	3%	3%

Income (loss) before income taxes, minority interest, discontinued operations and accounting change	15%	—	(15)%	—
Income tax expense (benefit)	—	—	8%	—
Minority interest	—	—	—	—

Income (loss) before discontinued operations and accounting change	15%	—	(7)%	—
Discontinued operations, net of income taxes	(1)%	16%	192%	15%
Cumulative effect of an accounting change, net of income taxes	—	—	—	—

Net income	14%	16%	185%	15%

(a)	Expressed as a percentage of sales by company-operated restaurants.
Financial Results — Second Quarter 2005
     During the second quarter of 2005, total revenues were $35.4 million, a $3.4 million decrease from the second quarter of 2004. This decrease was primarily due to a $4.9 million decrease in sales by company-operated restaurants that was driven by (i) the reduction in the number of company-operated restaurants since the second quarter of 2004 due to the sale of certain company-operated restaurants to franchisees or the permanent closure of other company-operated restaurants and (ii) the non-consolidation of a VIE relationship in the second quarter of 2005 that was consolidated in the second quarter of 2004. This decrease was partially offset by a $1.5 million increase in franchise revenues. The increase in franchise revenues was primarily the result of increases in the number of franchised units throughout our global restaurant system and favorable trends in same-store sales.
     During the second quarter of 2005, our operating profit was $7.7 million, a $6.8 million increase from the second quarter of 2004. During the second quarter of 2005, operating profits were favorably impacted by increased franchise revenues as described above, and by a $3.9 million decrease in general and administrative expenses; a $1.1 million reduction in shareholder litigation and other expenses; and a $0.7 million reduction in depreciation and amortization expenses, as compared with the second quarter of 2004.

     During the second quarter of 2005, our net income was approximately $4.9 million, a $1.2 million decrease from the second quarter of 2004. This decrease was primarily due to the effects of discontinued operations ($0.3 million of loss in 2005 compared to $6.2 million of income in 2004); and $1.3 million of higher net interest costs; partially offset by the improved operating profit discussed above.
Financial Results — Twenty-Eight Weeks Ended July 10, 2005
     During the first twenty-eight weeks of 2005, total revenues were $81.7 million, a $10.0 million decrease from the comparable period of 2004. The decrease was primarily due to a $13.4 million decrease in sales by company-operated restaurants that was driven by (i) the reduction in the number of company-operated restaurants since the first twenty-eight weeks of 2004 due to the sale of certain company-operated restaurants to franchisees or the permanent closure of other company-operated restaurants and (ii) the non-consolidation of a VIE relationship in the first twenty-eight weeks of 2005 that was consolidated in the comparable period of 2004. This decrease was partially offset by a $3.2 million increase in franchise revenues. The increase in franchise revenues was primarily the result of increases in the number of franchised units throughout our global restaurant system and favorable trends in same-store sales.
     During the first twenty-eight weeks of 2005, operating losses were $10.0 million, a $12.3 million unfavorable fluctuation from the comparable period of 2004. During the first twenty-eight weeks of 2005, operating profits were adversely impacted by a $21.8 million charge to earnings associated with the settlement of certain shareholder lawsuits (see Notes 7 and 8 to our condensed consolidated financial statements). The effect of this charge was partially offset by lower net interest expense, lower general and administrative expenses and lower depreciation and amortization expense.
     Net income was approximately $151.0 million in the first twenty-eight weeks of 2005, a $137.1 million increase from the comparable period of 2004. The increase was principally due to the effects of discontinued operations and the effects on operating profit discussed in the preceding paragraph. Discontinued operations provided after-tax income of $156.6 million in the first twenty-eight weeks of 2005 (substantially all of which was associated with a gain on the sale of Church’s) compared to after-tax income of $14.5 million in 2004 (principally related to Church’s operating results).
2005 Same-Store Sales — Second Quarter
     During the second quarter of 2005, domestic same-store sales increased 4.0% for our company-operated restaurants and 1.8% for our franchised restaurants — our fourth consecutive quarter of positive same-store sales. We credit this improvement to new menu development, improved restaurant operations, and continued restaurant re-imagings throughout our system. We believe that the stronger performance of our company-operated restaurants is related to several new menu items we are testing in our company-operated restaurants, and which we plan to introduce in our franchise system in upcoming periods.
2005 Unit Growth — First Twenty-Eight Weeks
     During the first twenty-eight weeks of 2005, our global restaurant system grew by one company-operated restaurant and one franchised restaurant. During that period, we opened one new company-operated restaurant and 50 new franchised restaurants. Our openings during this period were partially offset by permanent and temporary restaurant closings, particularly the closing of franchised restaurants within Korea, our largest international market. We had 169 franchised restaurants in Korea as of July 10, 2005. That figure is 17 restaurants fewer than the number of franchised restaurants we had at the end of fiscal 2004. The restaurant closures in Korea primarily resulted from continuing adverse economic conditions in that country and shorter lease terms. We expect this adverse trend to continue for the remainder of 2005. We are working with our Korean master franchisee to address the business and operational challenges facing their restaurants and those of sub-franchisees.

Looking Forward to the Remainder of 2005
     For the whole of fiscal year 2005, we expect total new restaurant openings for our global system to be between 120-130 restaurants and closings between 70-80 restaurants, which are consistent with our prior guidance. We anticipate full-year total domestic same-store sales growth of 2.0% — 3.0% for 2005, which is also consistent with our prior guidance. However, we recognize that we and others in the QSR industry may be adversely impacted by rising gasoline prices, which have recently reached record highs. If this trend persists, it would significantly impact the discretionary income of our customers and, in turn, we would expect it to adversely impact our sales performance and that of our franchisees. Competition could also be a significant factor adversely impacting our future sales as certain of our larger competitors increase their national media efforts. In response, we are actively focused on our own competitive strategies. These include (i) several new menu items that are presently in development or are presently being tested in our company-operated restaurants, which we plan to roll-out to our franchisee system in upcoming periods (particularly our new chicken sandwiches and a limited-time-offer of new spicy chicken wings), (ii) the re-introduction of successful limited-time-offer menu items from 2004 (namely, our spicy butterfly shrimp and our crawfish festival), (iii) the roll-out of new menu boards throughout our system (presently scheduled for the fourth quarter of 2005), and (iv) ongoing operational improvements in response to the findings of the mystery-shop program we instituted last year.
     During the third and fourth quarters of 2005, we expect to complete our efforts to merge our AFC corporate function into our Popeyes corporate function, re-evaluate certain vendor relationships, and otherwise pursue strategies to reduce our general and administrative expenses. These actions could result in one-time charges related to severances and contract terminations. Additionally, we anticipate that in our second year of implementing Sarbanes-Oxley, our related costs in 2005 and future years will be less than those costs were in 2004.
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
     Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: adverse effects of litigation or regulatory actions arising in connection with the restatement of our previously issued financial statements, failure to obtain court approval of the settlement agreements described in Note 7 to our condensed consolidated financial statements included in Part I, Item I of this quarterly report, the loss of franchisees and other business partners, failure of our franchisees, the loss of senior management and the inability to attract and retain additional qualified management personnel, a decline in the number of new units to be opened by franchisees, competition from other restaurant concepts and food retailers, the need to continue to improve our internal controls, failure to successfully complete the merger of our AFC corporate function into the Popeyes corporate function, limitations on our business under our 2005 Credit Facility, a decline in our ability to franchise new units, increased costs of our principal food products, labor shortages or increased labor costs, slowed expansion into new markets, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, unexpected and adverse fluctuations in quarterly results, increased government regulation, general economic conditions, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2004 Annual Report on Form 10-K/A and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

Comparisons of the Second Quarters for 2005 and 2004
Sales by Company-Operated Restaurants
     Sales by company-operated restaurants were $15.9 million in the second quarter of 2005, a $4.9 million decrease from the second quarter of 2004. Of this decrease, approximately $3.0 million was due to the reduction in the number of company-operated restaurants due to the sale of certain company-operated restaurants to franchisees or permanent closure of certain other company-operated restaurants, and approximately $3.0 million was due to the non-consolidation of a VIE relationship in the second quarter of 2005 that was consolidated in the second quarter of 2004. These decreases were partially offset by approximately $0.6 million due to increase in sales by company-operated restaurants due to improved same-store sales and approximately $0.5 million associated with the timing of temporary closings and openings.
Franchise Revenues
     Franchise revenues have three basic components: (i) ongoing royalty fees that are determined based on a percentage of franchisee sales; (ii) franchise fees associated with new unit openings and renewals; and (iii) development fees associated with the agreement by which a franchisee may develop new restaurants in a given market (usually paid at the inception of the agreement and recognized as revenue as restaurants are actually opened or the development right is terminated). Royalty revenues are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues.
     Franchise revenues were $18.3 million in the second quarter of 2005, a $1.5 million increase from the second quarter of 2004. Of this increase, approximately $1.0 million was due to an increase in royalties resulting from an increase in the number of franchised units (including the effects of consolidating certain franchisees as VIEs); approximately $0.2 million was due to an increase in royalties resulting from improved same-store sales for franchised restaurants; and approximately $0.3 million was due to an increase in franchise development, renewal and termination fees and other.
     Within our franchise system, we experienced a decline in the number of our international franchised restaurants since the end of fiscal 2004 (353 restaurants at December 26, 2004 and 340 restaurants at July 10, 2005). This was primarily due to adverse economic conditions in Korea, our largest international market. We had 169 franchised restaurants in Korea as of July 10, 2005. That figure is 17 restaurants fewer than the number of franchised restaurants we had at the end of fiscal 2004. This is an adverse trend that we expect to continue for the remainder of 2005. However, the effect of this trend on royalty revenues is limited due to the fact that the sales per franchised restaurant in Korea are well below our system-wide average and the royalty rate for Korean franchisees is 3% rather than the customary 5% throughout the remainder of our franchise system. We are working with our Korean master franchisee to address challenges facing their restaurants and those of sub-franchisees concerning sales growth and profitability, and to otherwise strengthen our franchise system in that country.
Other Revenues
     Other revenues were $1.2 million in both the second quarter of 2005 and 2004.
Restaurant Employee, Occupancy and Other Expenses
     Restaurant employee, occupancy and other costs were $8.5 million in the second quarter of 2005, a $2.9 million decrease from the second quarter of 2004. This decrease was principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 53% and 55% of sales from company-operated restaurants in the second quarters of 2005 and 2004, respectively. The improvement in this ratio from 2004 to 2005 related to the improved sales performance of those restaurants included in the Company’s mix of company-operated stores in the first quarter of 2005 versus the comparable period in 2004.

Restaurant Food, Beverages and Packaging
     Restaurant food, beverages and packaging costs were $5.2 million in the second quarter of 2005, a $1.6 million decrease from the second quarter of 2004. This decrease was principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant food, beverages and packaging costs were approximately 33%, of sales from company-operated restaurants in both the second quarter of 2005 and 2004.
General and Administrative Expenses
     General and administrative expenses were $12.6 million in the second quarter of 2005, a $3.9 million decrease from the second quarter of 2004.
     The $3.9 million decrease in general and administrative expenses was principally due to approximately $2.8 million of lower professional and contractor fees; approximately $2.0 million of lower information technology costs; and approximately $0.9 million of lower personnel costs associated with terminated positions at our AFC corporate offices.
     These decreases were partially offset by approximately $1.3 million of higher salaries, bonus accruals and deferred compensation at Popeyes (principally related to senior management positions that were vacant in the second quarter of 2004 and subsequently filled and additional field-based operating and marketing personnel who provide support to our franchisees), and approximately $1.1 million of higher personnel costs at corporate associated with stay bonuses.
     On a consolidated basis, general and administrative expenses were approximately 36% and 43%, respectively, of total revenues in the second quarters of 2005 and 2004.
Depreciation and Amortization
     Depreciation and amortization was $1.5 million in the second quarter of 2005, a $0.7 million decrease from the second quarter of 2004. This decrease was principally due to lower fixed assets balances at corporate (associated with the write-off of information technology assets in 2004).
     Depreciation and amortization was approximately 4% and 6%, respectively, of total revenues in the second quarters of 2005 and 2004. The decline in this ratio was due to a decline in the overall base of fixed assets.
Shareholder Litigation and Other, Net
     Shareholder litigation and other, net provided $0.1 million of income in the second quarter of 2005, a $1.1 million favorable fluctuation from the second quarter of 2004. The improvement was primarily due to $1.1 million of gains on the sale of assets during the second quarter of 2005 compared to zero gains/losses on sales of assets in the second quarter of 2004. The 2005 gains include $1.0 million associated with the sale of certain land and buildings in San Antonio, Texas that had been the site of the Company’s centralized accounting operations. A schedule of the components of shareholder litigation and other expenses, net can be found at Note 8 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report.
Interest Expense, Net
     Interest expense, net was $2.4 million in the second quarter of 2005, a $1.3 million increase from the second quarter of 2004. The increase was principally due to $1.4 million higher interest on debt, and $1.5 million of higher charges for amortization and write-off of debt issuance costs and other bank related charges, partially offset by a $1.6 million increase in interest income. A schedule of the components of interest expense, net can be found at Note 10 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.

Income Tax (Benefit) Expense
     In the second quarter of 2005, we had an income tax expense associated with our continuing operations of $0.1 million compared to less than $0.1 million income tax benefit in the second quarter of 2004. Our effective tax rate associated with continuing operations in the second quarter of 2005 was 1.9%. This rate is significantly lower than our statutory rate due to significant pre-tax income earned from tax-exempt investments. The investments were funded with the proceeds of the Church’s sale. The income tax benefit in the second quarter of 2004 was due to the near break-even operating results we experienced that quarter associated with our continuing operations.
Discontinued Operations, Net of Income Taxes
     Discontinued operations provided after-tax losses of $0.3 million in the second quarter of 2005 (related to certain adjustments associated with the sale of Cinnabon and Church’s) compared to $6.2 million of after-tax income in the second quarter of 2004 (principally related to Church’s operating results in that quarter). A schedule of the components of discontinued operations, net of income taxes can be found at Note 13 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Cumulative Effect of Accounting Changes, Net of Income Taxes
     In the second quarter of 2004, we adopted FIN 46R and were required to consolidate three franchisee relationships. In conjunction with our adoption of FIN 46R, we recorded a cumulative effect adjustment that decreased net income by $0.5 million (of which $0.2 million, after tax, relates to continuing operations).

Comparisons of the Twenty-Eight Weeks Ended July 10, 2005 and July 11, 2004
Sales by Company-Operated Restaurants
     Sales by company-operated restaurants were $37.3 million in the twenty-eight week period ended July 10, 2005, a $13.4 million decrease from the comparable period in 2004. Of the decrease, approximately $8.2 million was due to the reduction in the number of company-operated restaurants due to the sale of certain company-operated restaurants to franchisees or closure of certain other company-operated restaurants, and approximately $7.0 million was due to the non-consolidation of a VIE relationship in the second quarter of 2005 that was consolidated in the second quarter of 2004. These decreases were partially offset by a $1.3 million increase in sales by company-operated restaurants due to improved same-store sales and $0.5 million associated with the timing of temporary closings and openings.
Franchise Revenues
     Franchise revenues have three basic components: (i) ongoing royalty fees that are determined based on a percentage of franchisee sales; (ii) franchise fees associated with new unit openings and renewals; and (iii) development fees associated with the agreement by which a franchisee may develop new restaurants in a given market (usually paid at inception of the agreement and recognized as revenue as units are actually opened or the development right is terminated). Royalty revenues are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues.
     Franchise revenues were $41.5 million in the twenty-eight week period ended July 10, 2005, a $3.2 million increase from the comparable period in 2004. Of the increase, approximately $2.2 million was due to an increase in royalties resulting from an increase in the number of franchised units (including the effects of consolidating certain franchisees as VIEs); approximately $0.7 million was due to an increase in royalties resulting from improved same-store sales for franchised restaurants; approximately $0.3 million was due to an increase in franchise development, renewal and termination fees and other.
Other Revenues
     Other revenues were $2.9 million in the twenty-eight week period ended July 10, 2005, a $0.2 million increase from the comparable period in 2004. The increase was attributable to an increase in rental income resulting from the execution of new subleases with franchisees.
Restaurant Employee, Occupancy and Other Expenses
     Restaurant employee, occupancy and other costs were $19.4 million in the twenty-eight week period ended July 10, 2005, an $8.5 million decrease from the comparable period in 2004. This decrease is principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 52% and 55% of sales from company-operated restaurants in the first twenty-eight weeks of 2005 and 2004, respectively. The improvement in this ratio from 2004 to 2005 related to the improved sales performance of those restaurants included in the Company’s mix of company-operated stores in the first twenty-eight weeks of 2005 compared to the comparable period of 2004.
Restaurant Food, Beverages and Packaging
     Restaurant food, beverages and packaging costs were $12.1 million in the twenty-eight week period ended July 10, 2005, a $3.8 million decrease from the comparable in 2004. This decrease was principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant food, beverages and packaging costs were approximately 32% and 31%, respectively, of sales from company-operated restaurants in the second twenty-eight weeks of 2005 and 2004. The increase in this ratio was due to higher food costs.

General and Administrative Expenses
     General and administrative expenses were $35.0 million in the twenty-eight week period ended July 10, 2005, a $3.1 million decrease from the comparable period of 2004.
     The $3.1 million decrease in general and administrative expenses was principally due to approximately $4.8 million of lower information technology costs; approximately $2.8 million of lower personnel costs associated with terminated positions at our AFC corporate offices; $2.2 million of lower professional and contractor fees; and approximately $1.1 million of lower bad debt expense at Popeyes.
     These decreases were partially offset by approximately $3.3 million of higher salaries, bonus accruals, deferred compensation and travel at Popeyes (principally related to senior management positions that were vacant in the second quarter of 2004 and subsequently filled and additional field based operating and marketing support to our franchisees), and approximately $2.1 million of higher personnel costs at corporate associated with stay bonuses and the termination of our Executive Retirement and Benefit Plan; approximately $0.7 million of higher costs associated with our mystery shop program, our annual business conference and our sponsorship of the New Orleans Jazz Fest and approximately $0.6 million of higher rent expense associated with properties we sublease to franchisees.
     On a consolidated basis, general and administrative expenses were approximately 43% and 42%, respectively, of total revenues in the first twenty-eight weeks of 2005 and 2004.
Depreciation and Amortization
     Depreciation and amortization was $4.0 million in the twenty-eight week period ended July 10, 2005, a $2.4 million decrease from the comparable period in 2004. This decrease was principally due to lower fixed assets balances at corporate (associated with to the write-off of information technology assets in 2004).
     Depreciation and amortization was approximately 5% and 7%, respectively, of total revenues in the first twenty-eight weeks of 2005 and 2004. The decline in this ratio was due to a decline in the overall base of fixed assets.
Shareholder Litigation and Other, Net
     Shareholder litigation and other, net were $21.2 million in the twenty-eight week period ended July 10, 2005, a $20.1 million increase from the comparable period in 2004. The increase was primarily due to a $21.0 million increase in shareholder litigation costs. A schedule of the components of shareholder litigation and other expenses, net can be found at Note 8 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report. As discussed more fully in Note 7 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report, during 2005, we reached settlement agreements with the plaintiffs in several legal proceedings in which we are involved that relate to our announcements on March 23, 2003 and April 22, 2003 that we would restate certain previously issued financial statements. Those settlements and associated attorneys fees compose the $21.8 million of shareholder litigation costs we incurred in the first twenty-eight weeks of 2005.

Interest Expense, Net
     Interest expense, net was $1.9 million in the twenty-eight week period ended July 10, 2005, a $0.8 million decrease from the comparable period in 2004. The decrease was principally due to a $3.7 million increase in interest income, partially offset by $1.3 million higher interest on debt, and $1.6 million of higher charges for amortization and write-off of debt issuance costs and other bank related charges. A schedule of the components of interest expense, net can be found at Note 10 to the condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax (Benefit) Expense
     In the first twenty-eight weeks of 2005, we had an income tax benefit associated with our continuing operations of $6.3 million compared to less than $0.1 million income tax benefit in the comparable period in 2004. Our effective tax rate associated with continuing operations in the first twenty-eight weeks of 2005 was 52.9%. This rate, which is based upon our pre-tax book loss, is significantly higher than our statutory rate due to significant pre-tax income earned from tax-exempt investments. The investments were funded with the proceeds of the Church’s sale. The income tax benefit in the first twenty-eight weeks of 2004 was due to the near break-even operating results we experienced that period associated with our continuing operations.
Discontinued Operations, Net of Income Taxes
     Discontinued operations provided after-tax income of $156.6 million in the twenty-eight week period ended July 10, 2005 (substantially all of which was associated with a gain on the sale of Church’s) compared to $14.5 million in the comparable period of 2004 (principally related to Church’s operating results during that period). A schedule of the components of discontinued operations, net of income taxes can be found at Note 13 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Cumulative Effect of Accounting Changes, Net of Income Taxes
     In the second quarter of 2004, we adopted FIN 46R and were required to consolidate three franchisee relationships. In conjunction with our adoption of FIN 46R, we recorded a cumulative effect adjustment that decreased net income by $0.5 million (of which $0.2 million, after tax, relates to continuing operations).

Consolidated Cash Flows: Comparison of the First Twenty-Eight Weeks of 2005 and 2004

(in millions)	2005	2004

Cash flows provided by (used in) operating activities	$(53.4)	$35.7
Cash flows provided by (used in) investing activities	308.0	(9.5)
Cash flows (used in) financing activities	(255.6)	(24.4)

Net increase (decrease) in cash	$(1.0)	$1.8

     Cash flows provided by (used in) operating activities. Net cash flows used in operating activities were $53.4 million in the first twenty-eight weeks of 2005, a $89.1 million unfavorable fluctuation from the comparable period in 2004. The components of our operating activities for the twenty-eight weeks ended July 10, 2005, are complicated by (i) the fact that while the proceeds on the sale of Church’s are reflected as a cash flow provided from investing activities, cash flow uses associated with the income tax effects of the sale are an operating activity pursuant to applicable accounting rules, and (ii) those income tax effects impact several line items in our statement of cash flows: namely deferred income taxes, changes in operating liabilities (which includes income taxes payable), and changes in operating assets (which includes prepaid income taxes).
     The net fluctuation in cash flows provided by (used in) operating activities included a favorable increase of $22.1 million in income from continuing operations (Popeyes and corporate) before consideration of non-cash charges for accounting changes, depreciation and amortization, asset write-downs, provisions for bad debts, deferred taxes, non-cash interest, gains and losses, and stock compensation. That favorable increase was offset by (i) a $86.1 million lower net provision of cash resulting from changes in operating assets and liabilities; and (ii) a $25.1 million lower provision of cash from the operating activities of discontinued operations.
     Cash flows provided by (used in) investing activities. Net cash flows provided by investing activities were $308.0 million in the first twenty-eight weeks of 2005, a $317.5 million increase from the comparable period in 2004. The increase was principally due to net cash proceeds of $368.0 million provided by the sale of Church’s in the first quarter of 2005; $187.8 million provided by the sale and maturity of short-term investments in the first twenty-eight weeks of 2005 (zero in 2004); $9.0 million of lower capital expenditures and $2.1 million of higher proceeds from the disposition of property and equipment. These fluctuations were partially offset by $247.0 million of net purchases of short-term investments in the first twenty-eight weeks of 2005 (zero in 2004); and $2.4 million associated with other items. In the first twenty-eight weeks of 2005, capital expenditures were $2.3 million compared with $11.3 million in the first twenty-eight weeks of 2004.
     Cash flows used in financing activities. Net cash flows used in financing activities was $255.6 million in the first twenty-eight weeks of 2005. This was principally composed of $352.9 million of dividends paid, $90.3 million associated with payments to retire our 2002 Credit Facility, $5.2 million associated with a decrease in bank overdrafts, $3.5 million of debt issuance costs and $5.4 million for various other financing activities, partially offset by $190.0 million associated with term loan borrowings under our 2005 Credit Facility and $11.7 million of proceeds from the exercise of stock options.
     Net cash used in financing activities was $24.4 million in the first twenty-eight weeks of 2004. This was principally composed of $15.6 million of net repayments under our revolver; $8.3 million of principal payments on the term loans associated with our 2002 Credit Facility and a $3.2 million use of restricted cash, partially offset by a net $2.7 million provision of cash associated with other financing activities.

Liquidity and Capital Resources
     Historically, we have financed our business activities primarily with funds generated from operating activities and borrowings under our bank credit facilities. Based upon our current level of operations, our existing cash reserves and short-term investments, and available borrowings under our lines of credit, we believe that we will have adequate cash inflows to meet our anticipated future requirements for working capital and for capital expenditures.
     In Note 7 to our condensed consolidated financial statements included at Part 1, Item 1 of this quarterly report, we describe several legal proceedings in which we are involved that relate to our announcements on March 23, 2003 and April 22, 2003 that we would restate certain previously issued financial statements. During the second quarter of 2005, we entered into agreements to settle these lawsuits. In our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report, those settlements are reflected as a charge against earnings.
     During the third and fourth quarters of 2005, we expect to complete our efforts to merge our AFC corporate function into our Popeyes corporate function, re-evaluate certain vendor relationships, and otherwise pursue strategies to reduce our go-forward general and administrative expenses. Certain of these actions could result in one-time charges against income (e.g., severances and contract terminations). During 2005, we have closely monitored the challenges faced by our Korean master franchisee and sub-franchisees as they respond to the adverse economic conditions in Korea. Continued developments associated with that circumstance could adversely impact our franchise revenues for the remainder of the year and for the following year. We are working with our Korean master franchisee to address challenges facing their restaurants and those of sub-franchisees concerning sales growth and profitability, and to otherwise strengthen our franchise system in that country. We anticipate that in our second year of implementing Sarbanes-Oxley, our related costs in 2005 and future years will be less than those costs were in 2004. From an operational perspective, we believe that we and others in the QSR industry may be adversely impacted by rising gasoline prices, which have recently reached record highs. If this trend persists, it would adversely impact our customers by reducing their discretionary income and, in turn, that development would adversely impact us. During the remainder of 2005, additional costs associated with the departure of certain officers of the Company are expected to be $3.8 — $5.4 million.
Acquisitions and Dispositions
     Sale of Church’s. On December 28, 2004, we sold our Church’s brand to an affiliate of Crescent Capital Investments, Inc. for approximately $379.0 million in cash and a $7.0 million subordinated note, subject to customary closing adjustments. Concurrent with the sale of Church’s, the Company sold certain real property to a Church’s franchisee for approximately $3.7 million in cash. The combined cash proceeds of these two sales, net of transaction-related costs and adjustments, were approximately $368.0 million.

Long Term Debt
     For a discussion of our long-term debt, including a discussion of our 2005 Credit Facility entered into during our second quarter of 2005, see Note 5 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report. That note is hereby incorporated by reference into this Item 2.
Special Cash Dividend to Shareholders
     On May 11, 2005, the Company’s Board of Directors declared a special cash dividend of $12.00 per common share. The dividend, which totaled $352.9 million, was paid on June 3, 2005 to the common shareholders of record at the close of business on May 23, 2005. The Company funded the dividend with a portion of the net proceeds from the sale of Church’s and a portion of the net proceeds from the 2005 Credit Facility.
Capital Expenditures
     Our capital expenditures consist of re-imaging activities associated with company-operated restaurants, new unit construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, investments in information technology, accounting systems, and improvements at our corporate offices. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per unit basis typically cost between $70,000 and $160,000. Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our bank credit facilities.
     During the twenty-eight week period ended July 10, 2005, we invested $2.3 million in capital projects, including approximately $2.2 million related to new and relocated restaurants and approximately $0.1 related Popeyes corporate office.
     During the twenty-eight week period ended July 11, 2004, we invested $11.3 million in various capital projects, including approximately $1.5 million in new and relocated QSRs, approximately $1.2 million in our re-imaging program, approximately $3.0 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, approximately $4.4 million for information technology systems, and approximately $1.2 million to complete other projects.
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
     In order to ensure favorable pricing for fresh chicken purchases and maintain an adequate supply of fresh chicken for AFC and its franchisees, Supply Management Services, Inc. (a not-for-profit purchasing cooperative in which we, our Popeyes franchisees and the owners of Church’s restaurants and Cinnabon bakeries hold membership interests) has entered into chicken pricing contracts with chicken suppliers.
     Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impacts our revenues and cash flows from these operations. For the twenty-eight weeks ended July 10, 2005 and July 11, 2004, foreign-sourced revenues represented 4.7% and 3.7%, respectively, of our total revenues. As of July 10, 2005, approximately $1.8 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 25 countries with over 65% of our international franchised restaurants located in Korea, Indonesia and Canada.
     Interest Rate Risk. As it concerns our 2005 Credit Facility, we have a market risk exposure to changes in interest rates. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 10, 2005, we had outstanding borrowings under our 2005 Credit Facility of $190.0 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under our that facility would be approximately $1.9 million.
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
     (c) Our Evaluation of AFC’s Disclosure Controls and Procedures
     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. This evaluation included a review of (i) a material weakness in internal controls relating to the preparation and review of our income tax provision, that was noted by our management in their assessment of the Company’s internal control over financial reporting as of April 17, 2005, which we reported in our quarterly report on Form 10-Q for the first quarter of 2005, and (ii) certain corrective actions taken to improve our internal controls which are described below under the heading “Changes in Internal Control Over Financial Reporting.” Based on the evaluation as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
     (d) Changes in Internal Control Over Financial Reporting
     The material weakness we reported as of April 17, 2005 related to income taxes and was due to the ineffective oversight and review of the Company’s income tax accounting estimates. This material weakness also existed at the end of fiscal 2004 and resulted from the departure of the senior personnel responsible for the preparation and review of the Company’s estimated income tax provision, such departures arising in connection with the Church’s transaction on December 28, 2004.
     During the fourth quarter of 2004, we engaged two accounting firms to assist us in our preparation of our 2004 income tax provision, and our quarterly provisions for 2005. During the first and second quarters of 2005, these firms have made significant progress to understand our business and historical tax strategies. The Company’s management believes these changes to our controls address the material weakness.
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
Item 6. Exhibits
     (a) Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004).

Exhibit 10.1	Term Sheet dated June 3, 2005 between the Company and Kenneth Keymer (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

Exhibit 10.2	Second Amendment to Employment Agreement dated June 7, 2005 between the Company and Frederick B. Beilstein (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

Exhibit 10.3	Second Amendment to the Amended and Restated Employment Agreement dated June 7, 2005 between the Company and Allan J. Tanenbaum (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

Exhibit 10.4	Second Amended and Restated Credit Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 16, 2005).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 11 to our condensed consolidated financial statements in Part 1, Item 1 of this quarterly report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: August 19, 2005	By: /s/ Frederick B. Beilstein

Frederick B. Beilstein Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)