Form 10-Q
period 2005-10-02
AFC ENTERPRISES INC
filed 2005-11-10
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ___________________
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 30, 2005 there were 28,480,567 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

Part 1. Financial Information
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	10/02/05	10/03/04	10/02/05	10/03/04

Revenues:
Sales by company-operated restaurants	$12.2	$19.5	$49.5	$70.2
Franchise revenues	17.7	17.4	59.2	55.7
Other revenues	1.3	1.2	4.2	3.9

Total revenues	31.2	38.1	112.9	129.8

Expenses:
Restaurant employee, occupancy and other expenses	6.5	11.6	25.9	39.5
Restaurant food, beverages and packaging	3.9	6.1	16.0	22.0
General and administrative expenses	14.1	20.7	49.1	58.8
Depreciation and amortization	1.4	2.0	5.4	8.4
Shareholder litigation and other expenses, net	1.0	2.2	22.2	3.3

Total expenses	26.9	42.6	118.6	132.0

Operating profit (loss)	4.3	(4.5)	(5.7)	(2.2)
Interest expense, net	2.4	1.1	4.3	3.8

Income (loss) before income taxes, minority interest, discontinued operations and accounting change	1.9	(5.6)	(10.0)	(6.0)
Income tax expense (benefit)	1.7	(3.4)	(4.6)	(3.4)
Minority interest	—	0.1	—	0.1

Income (loss) before discontinued operations and accounting change	0.2	(2.3)	(5.4)	(2.7)
Discontinued operations, net of income taxes	(0.1)	0.4	156.5	14.9
Cumulative effect of an accounting change, net of income taxes	—	—	—	(0.2)

Net income (loss)	$0.1	$(1.9)	$151.1	$12.0

Basic earnings (loss) per common share:
(Loss) income before discontinued operations and accounting change	$—	$(0.08)	$(0.18)	$(0.09)
Discontinued operations, net of income taxes	—	0.01	5.37	0.53
Cumulative effect of an accounting change, net of income taxes	—	—	—	(0.01)

Net income (loss)	$—	$(0.07)	$5.19	$0.43

Diluted earnings (loss) per common share:
(Loss) income before discontinued operations and accounting change	$—	$(0.08)	$(0.18)	$(0.09)
Discontinued operations, net of income taxes	—	0.01	5.37	0.53
Cumulative effect of an accounting change, net of income taxes	—	—	—	(0.01)

Net income (loss)	$—	$(0.07)	$5.19	$0.43

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	10/02/05	12/26/04

ASSETS
Current assets:
Cash and cash equivalents	$15.9	$12.8
Short-term investments	55.0	—
Accounts and current notes receivable, net	16.0	13.3
Prepaid income taxes	—	25.9
Other current assets	18.0	40.6
Assets of discontinued operations	—	153.3

Total current assets	104.9	245.9

Long-term assets:
Property and equipment, net	38.9	47.2
Goodwill	9.6	9.6
Trademarks and other intangible assets, net	43.9	42.8
Other long-term assets, net	18.7	16.4

Total long-term assets	111.1	116.0

Total assets	$216.0	$361.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24.7	$37.7
Accrued liabilities	25.5	24.7
Current debt maturities	1.7	4.9
Liabilities of discontinued operations	—	41.5

Total current liabilities	51.9	108.8

Long-term liabilities:
Long-term debt	189.8	87.5
Deferred credits and other long-term liabilities	18.5	24.7

Total long-term liabilities	208.3	112.2

Commitments and contingencies

Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 29,333,571 and 28,325,355 shares issued and outstanding at October 2, 2005 and December 26, 2004, respectively)	0.3	0.3
Capital in excess of par value	171.2	155.4
Notes receivable from officers, including accrued interest	(1.1)	(1.2)
Accumulated deficit (Note 7)	(215.4)	(13.6)
Accumulated other comprehensive income (Note 9)	0.8	—

Total shareholders’ equity	(44.2)	140.9

Total liabilities and shareholders’ equity	$216.0	$361.9

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	40 Weeks Ended
	10/02/05	10/03/04
Cash flows provided by (used in) operating activities:
Net income	$151.1	$12.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations, net of income taxes	(156.5)	(14.9)
Depreciation and amortization	5.4	8.4
Asset write-downs	5.1	2.4
Net gain on sale of assets	(1.3)	(0.2)
Cumulative effect of an accounting change, pre-tax	—	0.2
Deferred income taxes	25.7	(0.4)
Non-cash interest, net	2.5	0.6
Provision (recovery) for credit losses	(0.4)	0.6
Minority interest	—	0.1
Compensatory expense for stock options	1.7	0.1
Change in operating assets and liabilities, exclusive of opening VIE balances:
Accounts receivable	(2.4)	(0.1)
Prepaid income taxes	25.9	2.7
Other operating assets	5.0	0.7
Accounts payable and other operating liabilities	(110.0)	(1.9)

Net cash provided by (used in) operating activities of continuing operations	(48.2)	10.3

Net cash provided by (used in) operating activities of discontinued operations	(4.6)	29.6

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(3.5)	(7.2)
Capital expenditures of discontinued operations	—	(8.1)
Proceeds from dispositions of property and equipment	3.1	1.7
Proceeds (payments) relating to the sale of discontinued operations, net	368.0	(1.0)
Acquisition of franchised units	(2.2)
Purchases of short-term investments	(275.0)	—
Sales and maturities of short-term investments	220.0	—
Proceeds from notes receivable	0.8	1.9

Net cash provided by (used in) investing activities	311.2	(12.7)

Cash flows provided by (used in) financing activities:
Proceeds from 2005 Credit Facility	190.0	—
Principal payments - 2005 Credit Facility (term loans)	(0.5)	—
Principal payments - 2002 Credit Facility (term loans)	(55.7)	(13.4)
Principal payments - 2002 Credit Facility (revolving credit facility), net	(34.6)	(8.8)
Principal payments — VIE and other notes	(0.1)	(0.2)
Increase (decrease) in bank overdrafts, net (including effects of discontinued operations)	(4.6)	2.9
Increase in restricted cash (including effects of discontinued operations)	(2.8)	(1.5)
Debt issuance costs	(3.6)	—
Dividends paid	(352.9)	—
Issuance of common stock, net	—	0.1
Proceeds from exercise of employee stock options	11.8	2.6
Other, net	(2.5)	0.6

Net cash (used in) financing activities	(255.5)	(17.7)

Net increase in cash and cash equivalents	2.9	9.5
Cash and cash equivalents at beginning of year	13.0	3.8

Cash and cash equivalents at end of quarter	$15.9	$13.3

Cash and cash equivalents of continuing operations	$15.9	$13.0
Cash and cash equivalents of discontinued operations	$—	$0.3
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
Discontinued Operations. On December 28, 2004, the Company sold its Church’s Chicken™ (“Church’s”) division to an affiliate of Crescent Capital Investments, Inc. On November 4, 2004, the Company sold its Cinnabon® (“Cinnabon”) subsidiary to Focus Brands, Inc. See Note 16 for information concerning these divestitures and related operating results that are included in the accompanying condensed consolidated financial statements. Prior to these divestitures, the Company operated two business segments: chicken (Popeyes and Church’s) and bakery (Cinnabon).
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
As of the beginning of fiscal 2004, the Company adopted FIN 46R and, at that time, began consolidating three of its franchisees. In each of these relationships, the Company determined that the franchisee was a VIE for which the Company was the primary beneficiary.

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
During the third quarter of 2004, one of the VIEs engaged in a series of transactions that substantially modified its equity interests and the Company’s relationship to the VIE. As a result, AFC’s management concluded that the Company was no longer the primary beneficiary for the enterprise and the Company stopped consolidating the enterprise’s balance sheets and statements of operations.
During the first quarter of 2005, a second VIE relationship was substantially modified coincident with the sale of Church’s. As a result, AFC’s management concluded that the Company was no longer the primary beneficiary for the enterprise and the Company stopped consolidating the enterprise’s balance sheets and statements of operations. The VIE was a Church’s franchisee and its 2004 operations are a component of the Company’s discontinued operations.
For the twelve week periods ended October 2, 2005 and October 3, 2004, amounts included in sales by company-operated restaurants associated with VIE operations were $0.7 million and $3.6 million, respectively. For the forty week periods ended October 2, 2005 and October 3, 2004, amounts included in sales by company-operated restaurants associated with VIE operations were $2.1 million and $12.1 million, respectively. For the twelve week periods ended October 2, 2005 and October 3, 2004, royalties and rents of less than $0.1 million and $0.2 million, respectively, were eliminated in consolidation. For the forty week periods ended October 2, 2005 and October 3, 2004, royalties and rents of $0.1 million and $0.7 million, respectively, were eliminated in consolidation. During the first quarter of 2004, in conjunction with its adoption of FIN 46R, the Company recorded a cumulative effect adjustment that decreased net income in 2004 by $0.5 million, or $0.02 per diluted share (of which $0.2 million or $0.01 per dilutive share, related to continuing operations).
Property and equipment, with a net book value of $0.9 million and $1.0 million at October 2, 2005 and December 26, 2004, respectively, relating to the third VIE, is included in the condensed consolidated balance sheets. This property and equipment is pledged as collateral under obligations of the franchisee.
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
Reclassifications. In the accompanying condensed consolidated financial statements and in these notes, certain prior year amounts have been reclassified to conform to the current year’s presentation.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
3. New Accounting Pronouncements Not Yet Adopted
During December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The statement provides alternative means of adoption.
The Company has not completed its assessment of SFAS 123R.
4. Short-Term Investments
The Company’s short-term investments are accounted for as available-for-sale securities and, as a result, are stated at fair value. At October 2, 2005, all short-term investments consisted of variable rate demand notes issued by governmental entities. Cost of these variable rate securities approximates their market value.
5. Other Current Assets

(in millions)	10/02/05	12/26/04

Restricted cash	$10.2	$7.4
Deferred income taxes	2.5	25.2
Prepaid marketing	1.6	0.6
Deferred transaction costs	—	5.9
Prepaid expenses and other	3.7	1.5

	$18.0	$40.6

Of restricted cash balances at October 2, 2005, $10.0 million relates to the cooperative advertising fund the Company maintains for its Popeyes franchisees and $0.2 million relates to VIE cash balances. Of restricted cash balances at December 26, 2004, $7.0 million relates to the cooperative advertising fund the Company maintains for its Popeyes franchisees and $0.4 million relates to VIE cash balances.
The deferred transaction costs at December 26, 2004 were associated with the sale of Church’s and were expensed in the first quarter of 2005, as a component of the gain on sale of Church’s.
6. Long-Term Debt and Other Borrowings

(in millions)	10/02/05	12/26/04

2005 Credit Facility:
Revolving credit facility	$—	$—
Term loan	189.5	—
2002 Credit Facility:
Revolving credit facility	—	34.6
Term loans	—	55.7
Capital lease obligations	0.6	0.6
VIE notes	1.3	1.4
Other notes	0.1	0.1

	191.5	92.4
Less current portion	1.7	4.9

	$189.8	$87.5

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
6. Long-Term Debt and Other Borrowings (continued)
2005 Credit Facility. On May 11, 2005, the Company entered into a bank credit facility (the “2005 Credit Facility”) with J.P. Morgan Chase Bank and certain other lenders, which consists of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan.
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
At the closing of the 2005 Credit Facility, the Company drew the entire $190.0 million term loan and applied approximately $57.4 million of the proceeds to pay off its 2002 Credit Facility, to pay fees associated with that facility, and to pay closing costs associated with the new facility. The remaining proceeds were used to fund a portion of the Company’s special cash dividend (Note 7) and for general corporate purposes.
The 2005 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The 2005 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of October 2, 2005, the Company had $4.7 million of outstanding letters of credit.
In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, the Company is required to make mandatory prepayments of a percentage of consolidated excess cash flows based on the Company’s total leverage ratio, as defined pursuant to the terms of the facility. Whenever any prepayment is made, subsequent scheduled repayment installments are ratably reduced.
As of October 2, 2005, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility. As of October 2, 2005, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 6.31%.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
6. Long-Term Debt and Other Borrowings (continued)
2005 Interest Rate Swap Agreements. Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. During the twelve weeks and forty weeks ended October 2, 2005, the net interest expense associated with these agreements was $0.2 million and $0.4 million, respectively. These agreements are accounted for as a hedge. At October 2, 2005, the fair value of these agreements was $1.2 million and are recorded as a component of other long term assets, net.
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
7. Special Cash Dividend to Shareholders
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
8. Share Repurchases
Effective July 22, 2002, as amended on October 7, 2002, the Company’s board of directors approved a share repurchase program of up to $100.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During 2002, the Company repurchased and retired 3,692,963 shares of common stock for approximately $77.9 million under this program. No repurchases were made during 2003, 2004, or the first or second quarters of 2005. During the third quarter of 2005, the Company repurchased and retired 153,200 shares of common stock for approximately $1.8 million under this program. These purchases settled in the fourth quarter of 2005.
Subsequent to the end of the third quarter of 2005, the Company repurchased and retired an additional 856,070 shares of common stock for approximately $10.2 million under this program.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
9. Comprehensive Income (Loss)
The following table schedules the Company’s other comprehensive income for the twelve and forty weeks ended October 2, 2005 and October 3, 2004. The other comprehensive income relates to the interest rate swap agreements discussed in Note 6.

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/02/05	10/03/04	10/02/05	10/03/04

Net income (loss)	$0.1	$(1.9)	$151.1	$12.0
Unrealized gains on interest rate swap agreements, net of income taxes	0.8	—	0.8	—

Comprehensive income (loss)	$0.9	$(1.9)	$151.9	$12.0

10. Shareholder Litigation and Other, net

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/02/05	10/03/04	10/02/05	10/03/04

Shareholder litigation (a)	$—	$0.6	$21.8	$1.4
Impairments of long-lived assets, excluding those related to hurricanes	0.3	1.7	1.0	2.4
Hurricane-related impairments of long-lived assets (b)	4.1	—	4.1	—
Other hurricane-related costs (b)	1.4	—	1.4	—
Estimated insurance proceeds related to hurricane damages (b)	(4.6)	—	(4.6)	—
Unit closures (c)	(0.1)	—	(0.2)	(0.3)
Net gain on sale of assets	(0.1)	(0.1)	(1.3)	(0.2)

	$1.0	$2.2	$22.2	$3.3

(a)	For a discussion of shareholder litigation, see Note 11.

(b)	For a discussion of hurricane-related impairments, other hurricane-related costs, and estimated insurance proceeds related to hurricane damages, see Note 12.

(c)	The credit balances associated with unit closures result from the revision of estimates for future lease obligations on closed facilities, due to settlement of certain obligations

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
11. Legal Matters
The Company was previously involved in several lawsuits arising from its announcements on March 24, 2003 and April 22, 2003 indicating that it would restate certain previously issued financial statements including a derivative lawsuit filed by plaintiffs claiming to be acting on behalf of AFC and certain Section 10(b) and Section 11 securities litigation. These lawsuits are described in Note 13 to the Company’s consolidated financial statements for the fiscal year ended December 26, 2004, which are contained in the Company’s 2004 Annual Report on Form 10-K/A and in Note 7 to the Company’s condensed consolidated financial statements for the quarters ended April 17, 2005 and July 10, 2005. During the second quarter of 2005, the Company entered into two joint settlement agreements associated with the derivative lawsuit and the securities litigation.
During the first quarter of 2005, the Company recognized $21.1 million of charges related to shareholder litigation, including an accrual of $15.0 million associated with the securities litigation joint settlement agreement. During the second quarter of 2005, the Company recognized $0.7 million of charges related to shareholder litigation, including an accrual of $0.5 million associated with the derivative lawsuit joint settlement agreement. During the third quarter of 2005, both of these settlement agreements received court approval and the accrued payments have been made.
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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
12. Adverse Effects of Hurricanes
Hurricane Katrina. During the last week of August 2005, the Company’s business operations in Louisiana, Mississippi, and Alabama were adversely impacted by Hurricane Katrina. 36 company-operated restaurants in New Orleans were adversely impacted as a result of Hurricane Katrina, 32 of which remained temporarily closed as of October 2, 2005. Further, operations of approximately 90-95 franchised restaurants were temporarily closed for at least one day as a result of Hurricane Katrina, 7 of which remained closed as of October 2, 2005.
Hurricane Rita. During the last week of September 2005, the Company’s franchised operations in Texas and Louisiana were interrupted by Hurricane Rita. The operations of approximately 145-155 franchised restaurants were temporarily closed for at least one day as a result of Hurricane Rita, 18 of which remained closed as of October 2, 2005. Hurricane Rita did not have a significant impact on any company-operated restaurants.
Outlook for Closed Restaurants. As of November 1, 2005, 30 company-operated restaurants and 5 franchised restaurants remained closed as a result of Hurricane Katrina. As of November 1, 2005, all franchised restaurants impacted by Hurricane Rita were re-opened. Of the company-operated restaurants that remain closed, the Company expects 4 will re-open prior to the end of fiscal 2005 and another 8-12 will re-open during fiscal 2006. The remaining 14-18 company-operated restaurants will be evaluated to determine which restaurants will be reopened at their current site, relocated, or permanently closed. Of the franchised restaurants that remain closed, the Company expects 2 restaurants will re-open prior to the end of fiscal 2005 and 3 restaurants will re-open during fiscal 2006.
Financial Effects. During the third quarter of 2005, the Company recognized $4.1 million of impairments of long-lived assets and $1.4 million of other costs associated with Hurricane Katrina. The other costs include relief and other payments to employees, inventory write-offs, clean-up costs, and a donation to the American Red Cross. Some of these costs will be ongoing into future periods.
The Company estimates that in the third quarter of 2005, the decline in sales from company-operated restaurants due to hurricane-related restaurant closures was approximately $3.7 million, and the associated decline in operating profit (excluding the $4.1 million of impairments and $1.4 million of other costs referred to in the preceding paragraph) was approximately $0.7 million. The Company estimates that in the third quarter of 2005, lost royalties from franchised restaurants due to hurricane-related restaurant closures was approximately $0.2 million.
The Company maintains insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, loss of product, and business interruption. The Company has recorded a receivable for insurance recoveries to the extent losses have been incurred and the realization of a related insurance claim, net of applicable deductibles, is probable. The receivable includes $4.3 million associated with property losses and $0.3 million associated with business interruption during the third quarter of 2005. The Company is unable to determine the timing and amount of any future insurance recoveries.
The Company’s ability to open restaurants impacted by Hurricane Katrina depends on a number of factors, including but not limited to: the restoration of local and regional infrastructure such as utilities, transportation and other public services; the Company’s ability to obtain services and

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
12. Adverse Effects of Hurricanes (continued)
materials for the repair of its restaurants; the displacement and return of the population in affected locations and the plans of governmental authorities for the rebuilding of affected areas; and the amounts and timing of payments under the Company’s insurance coverage.
Hurricane Wilma. Subsequent to the end of the third quarter of 2005, the Company’s business operations in Florida were interrupted by Hurricane Wilma. Thirty-five franchised restaurants were temporarily closed as a result of Hurricane Wilma. These closures generally lasted for one or two days, though in areas where there were extensive power outages, the closures lasted for up to 2 weeks. The net financial impact to the Company, resulting from Hurricane Wilma, is not expected to be significant.
13. Interest Expense, Net

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/02/05	10/03/04	10/02/05	10/03/04

Interest on debt, less capitalized amounts	$2.9	$0.9	$6.5	$3.3
Amortization and write-offs of debt issuance costs	0.2	0.2	2.6	0.7
Other debt related charges	0.1	0.2	0.3	0.6
Interest income	(0.8)	(0.2)	(5.1)	(0.8)

	$2.4	$1.1	$4.3	$3.8

During the forty weeks ended October 2, 2005 and October 3, 2004, total payments made for interest were $7.2 million and $5.2 million, respectively.
14. Income Taxes

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/02/05	10/03/04	10/02/05	10/03/04

Income tax expense (benefit) from continuing operations	$1.7	$(3.4)	$(4.6)	$(3.4)
Income tax expense (benefit) from discontinued operations	0.1	2.6	95.7	11.4

Income taxes in the statements of operations, net	1.8	(0.8)	91.1	8.0
Income tax expense (benefit) charged to stockholders’ equity related to certain stock-based compensation and interest rate swap, net agreements	0.5	(0.2)	(3.5)	(0.5)

Total	$2.3	$(1.0)	$87.6	$7.5

At October 2, 2005 and December 26, 2004, the Company’s income tax liability totaled $7.0 million and $3.9 million, respectively, and is included in accrued liabilities. During the forty weeks ended October 2, 2005 and October 3, 2004, total payments made for income taxes were $37.3 million and $11.0 million, respectively.
The Company’s effective tax rate associated with continuing operations for the twelve weeks ended October 2, 2005 was 89% (on income before income taxes) and for the forty weeks ended October 2, 2005 was 46% (on losses before income taxes). These rates differ from statutory rates due to non-deductible expenses, pre-tax income earned from tax-exempt investments, and inter-period allocations.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
15. Components of Earnings Per Common Share Computation

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/02/05	10/03/04	10/02/05	10/03/04

Numerators for earnings per share computation:
Income (loss) before discontinued operations and accounting change	$0.2	$(2.3)	$(5.4)	$(2.7)
Discontinued operations	(0.1)	0.4	156.5	14.9
Cumulative effect of an accounting change	—	—	—	(0.2)

Net income	$0.1	$(1.9)	$151.1	$12.0

Denominator for basic earnings per share — weighted average shares	29.3	28.2	29.2	28.1
Dilutive employee stock options (a)	1.3	—	—	—

Denominator for diluted earnings per share	30.6	28.2	29.2	28.1

(a)	For the third quarter of 2004, and the first forty weeks of both 2005 and 2004, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “income (loss) before discontinued operations and accounting change.” The number of additional shares that otherwise would have been included in the denominator for the dilutive earnings per share computation for the third quarter of 2004 was 0.9 million and for the first forty weeks in 2005 and 2004 were 1.0 million and 1.0 million, respectively.
16. Discontinued Operations
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
Seattle Coffee. On July 14, 2003, the Company sold its Seattle Coffee Company subsidiary to Starbucks Corporation. Net proceeds of the sale were approximately $61.3 million including the effects of a $0.8 million pre-tax charge associated with the sale that was recognized during the third quarter of 2004. This charge was treated as an adjustment to the purchase price. The charge included a $1.0 million payment to settle certain indemnities associated with the transaction offset by $0.2 million of adjustments to accruals established at the time of sale.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
16. Discontinued Operations (continued)
Summary operating results for these discontinued operations were as follows:

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/02/05	10/03/04	10/02/05	10/03/04

Total revenues:
Church’s	$—	$60.7	$—	$202.1
Cinnabon	—	10.5	—	33.8

Total revenues	$—	$71.2	$—	$235.9

Income (loss) from operations:
Church’s	$—	$9.5	$—	$34.3
Cinnabon	—	(5.7)	—	(7.2)
Income tax expense	—	(2.9)	—	(11.7)

Income from operations, net	—	0.9	—	15.4

Income (loss) from sale of business:
Church’s	$—	$—	$252.2	$—
Cinnabon	—	—	—	—
Seattle Coffee	—	(0.8)	—	(0.8)
Income tax (expense) benefit	(0.1)	0.3	(95.7)	0.3

Income (loss) from sale of business, net	(0.1)	(0.5)	156.5	(0.5)

Discontinued operations, net of income taxes	$(0.1)	$0.4	$156.5	$14.9

The $0.1 million of income tax related charges associated with discontinued operations in the third quarter of 2005 relates to an adjustment to state income taxes associated with the Church’s sale.
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

$41.5

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
17. Stock-Based Employee Compensation
The Company accounts for stock options issued to employees under the intrinsic value method. Had the Company’s stock option plans been accounted for under the fair value method, the Company’s net income would have been adjusted to the following pro forma amounts:

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/02/05	10/03/04	10/02/05	10/03/04

Net income as reported	$0.1	$(1.9)	$151.1	$12.0
Fair value of stock-based employee compensation expense, net (a)	(0.3)	(0.6)	(0.8)	(1.8)

Pro forma net income	$(0.2)	$(2.5)	$150.3	10.2

Basic earnings per share:
As reported	$—	$(0.07)	$5.19	$0.43
Pro forma	—	0.09	5.15	0.36

Diluted earnings per share (b):
As reported	$—	$(0.07)	$5.19	$0.43
Pro forma	—	(0.9)	5.15	0.36

(a)	Determined net of related income tax effects.

(b)	Due to the Company’s loss before discontinued operations and accounting change for the third quarter of 2004 and the first forty weeks of both 2005 and 2004, the dilutive effect of stock options were excluded from the denominator for the Company’s fully diluted earnings per share calculation.
During the forty weeks ended October 2, 2005, current and former employees exercised options to purchase 1,025,273 shares of the Company’s common stock. Proceeds received upon exercise of those options totaled $11.8 million.
18. Restructuring of Corporate Operations and Other
During 2004, the Company began a restructuring of its corporate operations. The process is (i) part of an overall effort to reduce ongoing general and administrative costs, (ii) to adjust the size of the Company’s corporate staff in concert with the divestiture of Cinnabon and Church’s, and (iii) to integrate the remaining AFC corporate employees into the corporate function at Popeyes.
The restructuring includes a reduction in employee headcount at the Company’s corporate headquarters. During 2004, a portion of these employees were transferred to the Company’s brands (Popeyes, Church’s and Cinnabon) and a portion of these employees were terminated. Also, during the fourth quarter of 2004, the Company terminated the lease for its corporate space and entered into a new lease.
During the first forty weeks of 2005, additional corporate employees were transferred to Popeyes or terminated. On February 28, 2005, the Company vacated two of the three floors leased for its corporate headquarters and ceased paying rent for those floors. The lease for the remaining space expired in the third quarter of 2005.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
18. Restructuring of Corporate Operations and Other (continued)
Costs incurred in the restructuring totaled less than $0.1 million and $0.4 million for the twelve and forty weeks ended October 2, 2005, respectively and $0.1 million and $0.4 million for the twelve and forty weeks ended October 3, 2004, respectively. Substantially all of the 2005 costs related to one-time termination benefits. Costs incurred through October 2, 2005 associated with the plan totaled $12.8 million including a $9.0 million charge in the fourth quarter of 2004 associated with the termination of the Company’s corporate lease.
In the Company’s condensed consolidated statements of operations, costs associated with the Company’s restructuring of corporate operations are a component of general and administrative expenses.
In the third quarter of 2005, general and administrative expenses include $2.5 million of certain other costs related to severance for the Company’s former Chief Executive Officer.

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
     During 2004, we operated in two business segments: chicken and bakery. The chicken segment included our Popeyes® Chicken & Biscuits (“Popeyes”) and Church’s Chicken™ (“Church’s”) operations and the bakery segment included our Cinnabon® (“Cinnabon”) operations. On November 4, 2004, we sold our Cinnabon subsidiary to Focus Brands, Inc. On December 28, 2004, we sold our Church’s brand to an affiliate of Crescent Capital Investments, Inc. For more information regarding these divestitures, see Note 16 to our condensed consolidated financial statements. Church’s and Cinnabon are treated as discontinued operations in the accompanying condensed consolidated financial statements. Unless otherwise noted, discussions and amounts throughout this quarterly report relate to our continuing operations.
     As discussed in Note 2 to our condensed consolidated financial statements, our 2004 and 2005 operating results are impacted by the consolidation of three franchisee relationships pursuant to the provisions of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”).
     As of October 2, 2005, we operated and franchised 1,772 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 25 foreign countries. Our system-wide restaurant count was adversely impacted by Hurricanes Katrina and Rita, as discussed in our “Management Overview of 2005 Operating Results” below and at Note 12 to our condensed consolidated financial statements.

	October 2,	Dec. 26,
Opened Restaurants (a)	2005	2004

Domestic:
Company-Operated	25	56
Franchised	1,404	1,416
International:
Franchised	343	353

Total	1,772	1,825

(a)	Unit count does not include restaurants closed as of October 2, 2005 due to hurricanes Katrina and Rita.
Management Overview of 2005 Operating Results (Third Quarter and Year-to-Date)
     The third quarter of 2005 was a challenging quarter for us due to the impact of Hurricanes Katrina and Rita, which disrupted many coastal and inland communities in Louisiana, Mississippi, Texas, Alabama and Florida where we have significant concentrations of company-operated and franchised restaurants. We have property, casualty and flood insurance coverage for our closed company-operated restaurants as well business interruption coverage, which should offset a substantial portion of our hurricane-related losses.
     The devastation in New Orleans, where our Popeyes brand originated and where we maintain a significant number of company-operated restaurants, had an operational and an emotional impact on our organization. Immediately following the storms, we affirmed our commitment to the city by cleaning, repairing and re-opening those restaurants with minimal or moderate damage and by participating in humanitarian efforts through relief payments to our employees and a charitable contribution to the American Red Cross.

     Our plans to re-open closed restaurants are currently under development. Those re-openings, including their timing and location will partly depend on the City of New Orleans’ progress in cleaning and repopulating various neighborhoods (see Note 12 to our condensed consolidated financial statements).
     As of November 1, 2005, 30 company-operated restaurants and 5 franchised restaurants that were adversely impacted by the hurricanes remained closed. We expect to re-open 4 of the company-operated restaurants by the end of fiscal 2005 and another 8-12 company-operated restaurants in 2006. The remaining 14-18 company-operated restaurants will be evaluated to determine which restaurants will be reopened at their current site, relocated, or permanently closed. We expect our franchisees to re-open 2 franchised restaurants by the end of fiscal 2005 and 3 restaurants in 2006.
     Aside from the adverse impact of Hurricanes Katrina and Rita, there were several positive developments in our third quarter of 2005 including a fifth consecutive quarter of positive same-store sales growth and declining general and administrative expenses when compared to the comparable period in the prior year. A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions)	10/02/05	10/03/04	10/02/05	10/03/04

Sales by company-operated restaurants	$12.2	$19.5	$49.5	$70.2
Franchise revenues	17.7	17.4	59.2	55.7
Other revenues	1.3	1.2	4.2	3.9

Total revenues	$31.2	$38.1	$112.9	$129.8

Operating profit (loss)	$4.3	$(4.5)	$(5.7)	$(2.2)
Net income (loss)	$0.1	$(1.9)	$151.1	$12.0

Domestic same-store sales growth:
Company-operated restaurants (a)	2.9%	1.6%	3.4%	0.9%
Franchised restaurants (a)	2.3%	1.9%	2.3%	1.4%

Company-operated restaurants (all domestic)
Units opened at beginning of period	57	70	56	80
New unit openings	—	—	1	—
Unit conversions, net	—	(6)	2	(12)
Permanent closings	(1)	(1)	(3)	(1)
Temporary closings, net	(31)	3	(31)	(1)

Units opened at the end of third quarter	25	66	25	66

Franchised restaurants (domestic and international)
Units opened at beginning of period	1,770	1,739	1,769	1,726
New unit openings	29	25	79	81
Unit conversions, net	—	6	(2)	12
Permanent closings	(33)	(9)	(74)	(58)
Temporary closings, net	(19)	(8)	(25)	(8)

Units opened at the end of third quarter	1,747	1,753	1,747	1,753

(a)	Same-store sales statistics exclude restaurants adversely impacted by Hurricanes Katrina and Rita.

     In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	12 Weeks Ended		40 Weeks Ended
	10/02/05	10/03/04	10/02/05	10/03/04

Revenues:
Sales by company-operated restaurants	39%	51%	44%	54%
Franchise revenues	57%	46%	52%	43%
Other revenues	4%	3%	4%	3%

Total revenues	100%	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (a)	53%	59%	52%	56%
Restaurant food, beverages and packaging (a)	32%	31%	32%	31%
General and administrative expenses	45%	54%	43%	45%
Depreciation and amortization	4%	5%	5%	6%
Shareholder litigation and other	3%	6%	20%	3%

Total expenses	86%	112%	105%	102%

Operating profit (loss)	14%	(12)%	(5)%	(2)%
Interest expense, net	8%	3%	4%	3%

Income (loss) before income taxes, minority interest, discontinued operations and accounting change	6%	(15)%	(9)%	(5)%
Income tax expense (benefit)	6%	(9)%	(5)%	(3)%
Minority interest	—	—	—	—

Income (loss) before discontinued operations and accounting change	—	(6)%	(4)%	(2)%
Discontinued operations, net of income taxes	—	1%	138%	11%
Cumulative effect of an accounting change, net of income taxes	—	—	—	—

Net income (loss)	—	(5)%	134%	9%

(a)	Expressed as a percentage of sales by company-operated restaurants.
Financial Results — Third Quarter 2005
     During the third quarter of 2005, total revenues were $31.2 million, a $6.9 million decrease from the third quarter of 2004. This decrease was primarily due to a $7.3 million decrease in sales by company-operated restaurants, partially offset by a $0.3 million increase in franchise revenues, and a $0.1 million increase in other revenues. The decrease in sales from company operated restaurants were due to (i) the effects of restaurant closures resulting from Hurricane Katrina (ii) the sale of certain company-operated restaurants to franchisees since the third quarter of 2004, (iii) the closure of certain company-operated restaurants since the third quarter of 2004, and (iv) the non-consolidation of a VIE relationship in the third quarter of 2005 that was consolidated in the third quarter of 2004. These factors were partially offset by a 2.9% increase in same-store sales for company-operated restaurants and the addition of 3 company-operated restaurants in 2005.
     Operating profits for the third quarter of 2005 was $4.3 million, an $8.8 million improvement from the third quarter of 2004. During the third quarter of 2005, operating profits were favorably impacted by a $6.6 million decrease in general and administrative expenses; a $1.2 million decrease in shareholder litigation and other expenses; increased franchise revenues, a $0.6 million reduction in depreciation and amortization expenses, as compared with the third quarter of 2004. These factors were partially offset by the profit contribution of reduced sales from company-operated restaurants for the third quarter of 2004.

     During the third quarter of 2005, our net income was approximately $0.1 million, a $2.0 million improvement from the third quarter of 2004. This improvement was primarily due to the $8.8 million improvement in operating profit discussed above, partially offset by $1.3 million of higher interest costs, $5.1 million of higher income taxes, and $0.5 million of lower income from discontinued operations.
Financial Results — Forty Weeks Ended October 2, 2005
     During the first forty weeks of 2005, total revenues were $112.9 million, a $16.9 million decrease from the comparable period of 2004. The decrease was primarily due to a $20.7 million decrease in sales by company-operated restaurants, partially offset by a $3.5 million increase in franchise revenues and a $0.3 million increase in other revenues. The decrease in company-operated restaurants were due to (i) the effects of restaurant closures resulting from Hurricane Katrina, (ii) the sale of certain company-operated restaurants to franchisees since the third quarter of 2004, (iii) the closure of certain company-operated restaurants since the third quarter of 2004, and (iv) the non-consolidation of a VIE relationship in the third quarter of 2005 that was consolidated in the third quarter of 2004. These factors were partially offset by a 3.4% increase in same-store sales for company-operated restaurants and the addition of 3 company-operated stores in 2005.
     During the first forty weeks of 2005, operating losses were $5.7 million, a $3.5 unfavorable fluctuation from the comparable period of 2004. During the first forty weeks of 2005, operating profits were adversely impacted by reduced sales as discussed in the previous paragraph and $18.9 million of higher shareholder litigation and other expenses relating to settlements described in Note 10 to the condensed consolidated financial statements. The increased costs were partially offset by $9.7 million of lower general and administrative expenses and $3.0 million of lower depreciation and amortization expense, and increased franchise revenues as compared with the first forty weeks of 2004.
     Net income was approximately $151.1 million in the first forty weeks of 2005, a $139.1 million increase from the comparable period of 2004. The $156.5 million net gain on the sale of Church’s partially offset by the effects on operating profit, net of tax, discussed in the preceding paragraph are the primary components of the increase.
2005 Same-Store Sales — Third Quarter
     During the third quarter of 2005, domestic same-store sales increased 2.9% for our company-operated restaurants and 2.3% for our franchised restaurants — our fifth consecutive quarter of positive same-store sales. We believe this trend reflects the success of our menu enhancements, improved restaurant operations, and continued restaurant re-imagings throughout our system.
2005 Unit Growth — First Forty Weeks
     During the first forty weeks of 2005, our global restaurant system decreased by 31 company-operated restaurants and 22 franchised restaurants. During that period, we opened one new company-operated restaurant and 79 new franchised restaurants. Our openings during this period were offset by restaurant closings, particularly temporary closings relating to Hurricanes Katrina and Rita (as previously discussed) and the closing of certain franchised restaurants in Korea, our largest international market. We had 165 franchised restaurants in Korea as of October 2, 2005 as compared to 186 at the end of fiscal 2004. The restaurant closures in Korea primarily resulted from continuing adverse economic conditions in that country and shorter lease terms. We expect this adverse trend to continue for the remainder of 2005. We continue to work with our Korean master franchisee to address operations, marketing, menu and development challenges facing their restaurants and those of sub-franchisees and to put into place actionable plans to enhance sales growth and profitability at the unit level, with the goal of strengthening our franchise system in that country.

Looking Forward to the Remainder of 2005
     For the whole of fiscal year 2005, exclusive of the effects of Hurricanes Katrina and Rita (See Note 12 to our condensed consolidated financial statements), we expect total new restaurant openings for our global system to be between 115-125 restaurants and closings between 70-80 restaurants, which are consistent with our prior guidance. We anticipate full-year total domestic same-store sales growth to be 2.0% — 3.0% for 2005.
     We and others in the QSR industry may be adversely impacted by the increase in overall gasoline prices. If higher gasoline prices persist, it could significantly impact the discretionary income of our customers and, in turn, we would expect it to adversely impact our sales performance and that of our franchisees. Competition could also be a significant factor adversely impacting our future sales as certain of our larger competitors increase their national media efforts. In response, we are actively focused on our own competitive strategies. These include (i) several new menu items that are presently in development or are presently being tested in our company-operated and franchised restaurants, which we plan to roll-out to our franchisee system in upcoming periods (particularly our new chicken sandwiches and a limited-time-offer of new spicy chicken wings), (ii) the re-introduction of successful limited-time-offer menu items from 2004 (namely, our spicy buffalo tenders, crawfish festival, and Cajun turkeys), (iii) the roll-out of new menu board panels throughout our system in the fourth quarter of 2005, and (iv) ongoing operational improvements in response to the findings of the mystery-shop program we instituted last year.
     We continue to make progress towards reducing our general and administrative expenses. We have significantly reduced expenditures related to professional fees, contract labor, and information technology costs during 2005. We are also reexamining certain of our key vendor relationships and corporate staffing to realize a further reduction in general and administrative expenses. We expect severances and contract termination costs relating to these events will be approximately $5.0 — $5.5 million in the fourth quarter of 2005.
Forward-Looking Statements
     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: adverse effects on operations from Hurricane Katrina and our ability to recover related losses from our insurers and the economic impact on consumer spending in markets affected by Hurricane Katrina, effect of increased gasoline prices, adverse effects of regulatory actions arising in connection with the restatement of our previously issued financial statements, the loss of franchisees and other business partners, failure of our franchisees, the loss of senior management and the inability to attract and retain additional qualified management personnel, a decline in the number of new units to be opened by franchisees, competition from other restaurant concepts and food retailers, the need to continue to improve our internal controls, failure to successfully complete the merger of our AFC corporate function into the Popeyes corporate function, limitations on our business under our 2005 Credit Facility, a decline in our ability to franchise new units, increased costs of our principal food products, labor shortages or increased labor costs, slowed expansion into new markets, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, unexpected and adverse fluctuations in quarterly results, increased government regulation, general economic conditions, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2004 Annual Report on Form 10-K/A and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.
     The impact of Hurricane Katrina on the Company’s results of operations and financial condition, generally, and more specifically on the Company’s New Orleans restaurants remains uncertain. The Company’s ability to reopen restaurants impacted by Hurricane Katrina depends on a number of factors, including but not limited to: the restoration of local and regional infrastructure such as utilities, transportation and other public services; the Company’s ability to obtain services and materials for the repair of its restaurants; the displacement and return of the population in affected locations and the plans of governmental authorities for the rebuilding of affected areas; and the amounts and timing of payments under the Company’s insurance coverage. The Company’s ability to collect its insurance coverage is subject to, among other things, the Company’s insurers not denying coverage of claims, timing matters related to the processing and payment of claims and the solvency of the Company’s insurance carriers. Factors which could limit the Company’s ability to recover total losses from insurance proceeds include: the percentage of losses ultimately attributable to wind versus flood perils; the business interruption recovery period deemed allowable under the term of the Company’s insurance policies; and the Company’s ability to limit ongoing costs such as facility rents, taxes, and utilities. Further, there can be no assurance that sales levels at certain franchised restaurants that have remained open in the region will continue at the heightened levels experienced since the storm.

Comparisons of the Third Quarters for 2005 and 2004
Sales by Company-Operated Restaurants
     Sales by company-operated restaurants were $12.2 million in the third quarter of 2005, a $7.3 million decrease from the third quarter of 2004. Of this decrease, approximately $3.4 million was due to the effects of Hurricane Katrina, approximately $1.9 million was due to the reduction in the number of company-operated restaurants due to the sale of certain company-operated restaurants to franchisees or permanent closure of certain other company-operated restaurants, and approximately $2.9 million was due to the non-consolidation of a VIE relationship in the third quarter of 2005 that was consolidated in the third quarter of 2004. These decreases were partially offset by approximately $0.3 million due to increase in sales by company-operated restaurants attributable to improved same-store sales and approximately $0.7 million associated with sales of one newly constructed company-operated restaurant in 2005 and the acquisition of two restaurants that were previously franchised restaurants.
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
     Franchise revenues were $17.7 million in the third quarter of 2005, a $0.3 million increase from the third quarter of 2004. Of this increase, approximately $0.3 million was due to an increase in royalties resulting from improved same-store sales for franchised restaurants; and approximately $0.5 million was due to an increase in royalties resulting from an increase in the number of franchised units (including the effects of consolidating certain franchisees as VIEs); which was partially offset by approximately $0.4 million of temporary royalty relief given to our Korean master franchisee conditioned upon the franchisee’s reinvestment of the funds in marketing and development.
Other Revenues
     Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees and other fees associated with unit conversions. Other revenues were $1.3 million in the third quarter of 2005, a $0.1 million increase from the third quarter of 2004. The increase was attributable to an increase in rental income resulting from the execution of new subleases with franchisees.

Restaurant Employee, Occupancy and Other Expenses
     Restaurant employee, occupancy and other costs were $6.5 million in the third quarter of 2005, a $5.1 million decrease from the third quarter of 2004. This decrease was principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 53% and 59% of sales from company-operated restaurants in the third quarters of 2005 and 2004, respectively. The improvement in this ratio from 2004 to 2005 related to the improved sales performance of those restaurants included in the Company’s mix of company-operated restaurants in the third quarter of 2005 versus the third quarter of 2004.
Restaurant Food, Beverages and Packaging
     Restaurant food, beverages and packaging costs were $3.9 million in the third quarter of 2005, a $2.2 million decrease from the third quarter of 2004. This decrease was principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant food, beverages and packaging costs were approximately 32% and 31% of sales from company-operated restaurants in the third quarters of 2005 and 2004, respectively.
General and Administrative Expenses
     General and administrative expenses were $14.1 million in the third quarter of 2005, a $6.6 million decrease from the third quarter of 2004.
     The $6.6 million decrease in general and administrative expenses was principally due to approximately $4.4 million of lower professional, legal and contractor fees; approximately $2.2 million of lower settlements for franchisee lawsuits (zero in the third quarter of 2005 and $2.2 million in the third quarter of 2004); approximately $1.6 million of lower information technology costs; and approximately $0.9 million of lower personnel costs associated with terminated positions at our AFC corporate offices; and $0.4 million related to reduced rent due to the termination of the AFC corporate office.
     These decreases were partially offset by approximately $3.3 million increases in stay bonuses, severance, and deferred compensation.
     On a consolidated basis, general and administrative expenses were approximately 45% and 54%, respectively, of total revenues in the third quarters of 2005 and 2004.
Depreciation and Amortization
     Depreciation and amortization was $1.4 million in the third quarter of 2005, a $0.6 million decrease from the third quarter of 2004. This decrease was principally due to lower fixed assets balances at corporate associated with the write-off of information technology assets in 2004 and capital assets taken out of service related to Hurricane Katrina.
Shareholder Litigation and Other, Net
     Shareholder litigation and other, net was $1.0 million in the third quarter of 2005, a $1.2 million decrease from the third quarter of 2004. The decrease is primarily due to $1.4 million of lower asset impairments (before consideration of hurricane related impairments), $0.6 million of lower costs associated with shareholder litigation and $0.1 million of lower costs associated with unit closures, partially offset by $0.9 million of hurricane related costs, net of estimated insurance proceeds. A schedule of the components of shareholder litigation and other expenses, net can be found at Note 10 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report.

Interest Expense, Net
      Interest expense, net was $2.4 million in the third quarter of 2005, a $1.3 million increase from the third quarter of 2004. The increase was principally due to $2.0 million of higher interest on debt, partially offset by a $0.6 million increase in interest income and a $0.1 million decrease in other debt related charges. A schedule of the components of interest expense, net can be found at Note 13 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax (Benefit) Expense
      In the third quarter of 2005, we had an income tax expense associated with our continuing operations of $1.7 million compared to a $3.4 million income tax benefit in the third quarter of 2004. Our effective tax rate associated with continuing operations in the third quarter of 2005 and 2004 was 89% and 61%, respectively. The effective tax rate for the third quarter of 2005 differs from statutory rates due to non-deductible expenses, pre-tax income earned from tax-exempt investments, and inter-period allocations. The effective tax rate for the third quarter of 2004 differs from statutory rates due to certain inter-period adjustments to our provision.
Discontinued Operations, Net of Income Taxes
     Discontinued operations provided after-tax loss of $0.1 million in the third quarter of 2005 compared to $0.4 million in the third quarter of 2004 (principally related to Church’s operations). A schedule of the components of discontinued operations, net of income taxes can be found at Note 16 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.

Comparisons of the Forty Weeks Ended October 2, 2005 and October 3, 2004
Sales by Company-Operated Restaurants
     Sales by company-operated restaurants were $49.5 million in the forty week period ended October 2, 2005, a $20.7 million decrease from the comparable period in 2004. Of the decrease, approximately $10.1 million was due to the reduction in the number of company-operated restaurants due to the sale of certain company-operated restaurants to franchisees or closure of certain other company-operated restaurants; approximately $10.0 million was due to the non-consolidation of a VIE relationship in the second quarter of 2005 that was consolidated in the second quarter of 2004; and approximately $3.4 million related to the effects of Hurricane Katrina. These decreases were partially offset by a approximately $1.5 million increase in sales by company-operated restaurants due to improved same-store sales; approximately $1.0 million related to sales of one newly constructed company-operated restaurant in 2005 and the acquisition of two restaurants that were previously franchised restaurants; and approximately $0.3 million associated with the timing of temporary closings and openings.
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
     Franchise revenues were $59.2 million in the forty week period ended October 2, 2005, a $3.5 million increase from the comparable period in 2004. Of the increase, approximately $2.5 million was due to an increase in royalties resulting from an increase in the number of franchised units (including the effects of consolidating certain franchisee as VIEs); approximately $1.0 million was due to an increase in royalties resulting from improved same-store sales for franchised restaurants; and approximately $0.4 increase in franchise development, renewal and termination fees and other. These increases were partially offset by approximately $0.4 decrease in royalties due to temporary royalty relief given to our Korean master franchisee conditioned upon the franchisee’s reinvestment of the funds in marketing and development.
Other Revenues
     Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees and other fees associated with unit conversions. Other revenues were $4.2 million in the forty week period ended October 2, 2005, a $0.3 million increase from the comparable period in 2004. The increase was attributable to an increase in rental income resulting from the execution of new subleases with franchisees.
Restaurant Employee, Occupancy and Other Expenses
     Restaurant employee, occupancy and other costs were $25.9 million in the forty week period ended October 2, 2005, a $13.6 million decrease from the comparable period in 2004. This decrease is principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 52% and 56% of sales from company-operated restaurants in the first forty weeks of 2005 and 2004, respectively. The improvement in this ratio from 2004 to 2005 related to the improved sales performance of those restaurants included in the Company’s mix of company-operated stores in the first forty weeks of 2005 compared to the comparable period of 2004.

Restaurant Food, Beverages and Packaging
     Restaurant food, beverages and packaging costs were $16.0 million in the forty week period ended October 2, 2005, a $6.0 million decrease from the comparable in 2004. This decrease was principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant food, beverages and packaging costs were approximately 32% and 31%, respectively, of sales from company-operated restaurants in the first forty weeks of 2005 and 2004. The increase in this ratio was due to higher food costs.
General and Administrative Expenses
     General and administrative expenses were $49.1 million in the forty week period ended October 2, 2005, a $9.7 million decrease from the comparable period of 2004.
     The $9.7 million decrease in general and administrative expenses was principally due to approximately $8.1 million of lower professional, contractor, and legal fees; $4.1 million of lower information technology costs; approximately $2.2 million related to settlement of franchisee lawsuits during the third quarter of 2004; approximately $2.0 million of lower personnel costs associated with terminated positions at our AFC corporate offices and lower 401k contributions; and approximately $1.1 million of lower bad debt expense at Popeyes.
     These decreases were partially offset by approximately $7.1 million of increases in stay bonus accruals, severance, deferred compensation and termination of our Executive Retirement and Benefit Plan; and $0.7 million increase in rental expense related to transfer of restaurants and related sub-leased properties to franchisees during fiscal 2004.
     On a consolidated basis, general and administrative expenses were approximately 43% and 45%, respectively, of total revenues in the first forty weeks of 2005 and 2004.
Depreciation and Amortization
     Depreciation and amortization was $5.4 million in the forty week period ended October 2, 2005, a $3.0 million decrease from the comparable period in 2004. This decrease was principally due to lower fixed assets balances at corporate associated with to the write-off of information technology assets in 2004.
Shareholder Litigation and Other, Net
     Shareholder litigation and other, net were $22.2 million in the forty week period ended October 2, 2005, an $18.9 million increase from the comparable period in 2004. The increase was primarily due to a $20.4 million increase in shareholder litigation costs. A schedule of the components of shareholder litigation and other expenses, net can be found at Note 10 to our condensed consolidated financial statements. As discussed more fully in Note 11 to our condensed consolidated financial statements, during 2005, we reached settlement agreements with the plantiffs in several legal proceedings in which we are involved that relate to our announcements on March 23, 2003 and April 22, 2003 that we would restate certain previously issued financial statements.

Interest Expense, Net
     Interest expense, net was $4.3 million in the forty week period ended October 2, 2005, a $0.5 million increase from the comparable period in 2004. The increase was principally due to a $3.2 million of higher interest on debt and $1.9 million of higher charges for amortization and write-off of debt issuance costs, partially offset by a $4.3 million increase in interest income and $0.3 million decrease in other bank related charges. A schedule of the components of interest expense, net can be found at Note 13 to our condensed consolidated financial statements.
Income Tax (Benefit) Expense
     In the first forty weeks of 2005, we had an income tax benefit associated with our continuing operations of $4.6 million compared to a $3.4 million income tax benefit in the comparable period in 2004. Our effective tax rate associated with continuing operations in the first forty weeks of 2005 and 2004 was 46% and 57%, respectively. The effective tax rate for the first forty weeks of 2005 differs from statutory rates due to non-deductible expenses, pre-tax income earned from tax-exempt investments, and inter-period allocations. The effective tax rate for the first forty weeks of 2004 differs from statutory rates due to certain inter-period adjustments to our provision.
Discontinued Operations, Net of Income Taxes
     Discontinued operations provided after-tax income of $156.5 million in the forty week period ended October 2, 2005 (substantially all of which was associated with a gain on the sale of Church’s) compared to $14.9 million in the comparable period of 2004 (principally related to Church’s operating results during that period). A schedule of the components of discontinued operations, net of income taxes can be found at Note 16 to our condensed consolidated financial statements.
Cumulative Effect of Accounting Changes, Net of Income Taxes
     In the second quarter of 2004, we adopted FIN 46R and were required to consolidate three franchisee relationships. In conjunction with our adoption of FIN 46R, we recorded a cumulative effect adjustment that decreased net income by $0.5 million (of which $0.2 million, after tax, relates to continuing operations).

Consolidated Cash Flows: Comparison of the First Forty Weeks of 2005 and 2004

(in millions)	2005	2004

Cash flows provided by (used in) operating activities	$(52.8)	$39.9
Cash flows provided by (used in) investing activities	311.2	(12.7)
Cash flows (used in) financing activities	(255.5)	(17.7)

Net increase (decrease) in cash	$2.9	$9.5

     Cash flows provided by (used in) operating activities. Net cash flows used in operating activities were $52.8 million in the first forty weeks of 2005, a $92.7 million decrease from the comparable period in 2004. The components of our operating activities for the forty weeks ended October 2, 2005, are complicated by (i) the fact that while the proceeds on the sale of Church’s are reflected as a cash flow provided from investing activities, cash flow uses associated with the income tax effects of the sale are an operating activity pursuant to applicable accounting rules, and (ii) those income tax effects impact several line items in our statement of cash flows: namely deferred income taxes, changes in operating liabilities (which includes income taxes payable), and changes in operating assets (which includes prepaid income taxes).
     The net fluctuation in cash flows provided by (used in) operating activities included a favorable increase of $24.4 million in income from continuing operations before consideration of non-cash charges for accounting changes, depreciation and amortization, asset write-downs, provisions for bad debts, deferred taxes, non-cash interest, gains and losses, and stock compensation. That favorable increase was offset by (i) an $82.9 million lower net provision of cash resulting from changes in operating assets and liabilities; and (ii) a $34.2 million lower provision of cash from the operating activities of discontinued operations.
     Cash flows provided by (used in) investing activities. Net cash flows provided by investing activities were $311.2 million in the first forty weeks of 2005, a $323.9 million increase from the comparable period in 2004. The increase was principally due to net cash proceeds of $368.0 million provided by the sale of Church’s in the first quarter of 2005; $220.0 million provided by the sale and maturity of short-term investments in the first forty weeks of 2005 (zero in 2004); $11.8 million of lower capital expenditures and $1.4 million of higher proceeds from the disposition of property and equipment. These fluctuations were partially offset by $275.0 million of net purchases of short-term investments in the first forty weeks of 2005 (zero in 2004); and $3.3 million associated with other items. In the first forty weeks of 2005, capital expenditures were $3.5 million compared with $15.3 million in the first forty weeks of 2004.
     Cash flows used in financing activities. Net cash flows used in financing activities were $255.5 million in the first forty weeks of 2005. This was principally composed of $352.9 million of dividends paid, $90.3 million associated with payments to retire our 2002 Credit Facility, $4.6 million associated with a decrease in bank overdrafts, $3.6 million of debt issuance costs and $5.9 million for various other financing activities, partially offset by $190.0 million associated with term loan borrowings under our 2005 Credit Facility and $11.8 million of proceeds from the exercise of stock options.
     Net cash used in financing activities was $17.7 million in the first forty weeks of 2004. This was principally composed of $8.8 million of net repayments under our revolver; $13.4 million of principal payments on the term loans associated with our 2002 Credit Facility and a $1.5 million use of restricted cash, partially offset by a $2.9 million increase in bank overdrafts; and a net $3.1 million provision of cash associated with other financing activities.

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
     During the fourth quarter of 2005, we expect to incur additional severance, contract termination, and other transition costs as we continue our efforts to reduce future general and administrative expenses. We expect such charges to be approximately $5.0 — $5.5 million in the fourth quarter of 2005 and approximately $0.5 — $0.8 million in the first quarter of 2006.
     During 2005, we closely monitored the challenges faced by our Korean master franchisee and sub-franchisees as they respond to the adverse economic conditions in Korea. Continued developments associated with that circumstance could adversely impact our franchise revenues for the remainder of 2005 and for 2006. We are actively working with our Korean master franchisee to address operations, marketing, menu and development challenges facing their restaurants and those of sub-franchisees and to put into place actionable plans to enhance sales growth and profitability at the unit level, with the goal of strengthening our franchise system in that country. We have agreed to provide our Korean master franchisee temporary royalty relief conditioned upon the franchisee’s reinvestment of the funds in marketing and development. The conditional relief will approximate $0.4 million in the fourth quarter of 2005 and $0.3 million over the course of the first half of 2006.
     From an operational perspective, we believe that we and others in the QSR industry may be adversely impacted by rising gasoline prices, which have recently reached record highs. If higher gasoline prices persist, it could adversely impact our customers by reducing their discretionary income and, in turn, that development would adversely impact us. It could also impact us by raising our operating costs and our food product costs.
     In the fourth quarter of 2005 and in 2006, we expect our restaurant operations to be adversely affected by the restaurant closings resulting from Hurricanes Katrina, Rita and Wilma (see related discussion in Note 12 to our condensed consolidated financial statements). In addition to the cost of business interruptions due to store closures and the costs of clean-up, we anticipate that we will have future liquidity demands associated with capital expenditures to rebuild closed stores. We estimate additional capital costs associated for such rebuild activity to approximate $2.2 million in the fourth quarter of 2005 and $1.6 million in 2006. As discussed in Note 12 to our consolidated financial statements, we have insurance coverage for property damage and business interruption.
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

Long Term Debt
     For a discussion of our long-term debt, see Note 6 to our condensed consolidated financial statements. That note is hereby incorporated by reference into this Item 2.
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
     During the forty week period ended October 2, 2005, we invested $3.5 million in various capital projects, including approximately $2.6 million in new and relocated QSRs, approximately, $0.4 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, approximately $0.3 million for corporate office improvements, approximately $0.2 million for information technology systems and other projects.
     During the forty week period ended October 4, 2004, we invested $15.3 million in various capital projects, including $4.4 million in new and relocated QSRs, $1.6 million in our re-imaging program, $3.0 million in other capital assets to replace and extend the lives of company-operated QSR equipment and facilities, $5.1 million for information technology systems, and $1.2 million to complete other projects.
     We estimate additional capital costs associated with hurricane-related damages to approximate $2.2 million in the fourth quarter of 2005 and $1.6 million in 2006. As discussed in Note 12 to our consolidated financial statements, we have insurance coverage for property damage that should offset a majority of these costs.
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
     Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impacts our revenues and cash flows from these operations. For the forty weeks ended October 2, 2005 and October 3, 2004, foreign-sourced revenues represented 4.6% and 3.8%, respectively, of our total revenues. As of October 2, 2005, approximately $1.2 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 26 countries with over 60% of our international franchised restaurants located in Korea, Indonesia and Canada.
     Interest Rate Risk. As it concerns our 2005 Credit Facility, we have a market risk exposure to changes in interest rates. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of October 2, 2005, we had outstanding borrowings under our 2005 Credit Facility of $189.5 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under our that facility would be approximately $1.9 million.
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
     (d) Changes in Internal Control Over Financial Reporting
     There were no significant changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.
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

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
     For a discussion of our legal matters, see Note 10 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report. That note is hereby incorporated by reference into this Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the third quarter of 2005, we repurchased 153,000 of our common shares as scheduled below:

			Total Number of	Maximum Value of
			Shares Repurchased	Shares that May Yet
	Number of Shares	Average Price Paid	as Part of a Publicly	Be Repurchased
Period	Repurchased	Per Share	Announced Plan	Under the Plan

September 1 - September 30	153,200	$11.41	3,846,163	$10,247,053

Total	153,200	$11.41	3,846,163	$10,247,053

As originally announced on July 22, 2002, amended on October 7, 2002, and re-affirmed on May 27, 2005 the Company’s board of directors approved a share repurchase program of up to $100.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During 2002, the Company repurchased and retired 3,692,963 shares of common stock for approximately $77.9 million under this program. No repurchases were made during 2003, 2004, or the first or second quarters of 2005. At the end of third quarter of 2005, the Company repurchased and retired 153,200 shares of common stock for approximately $1.8 million under this program. These purchases settled in the fourth quarter of 2005.
Subsequent to the end of the third quarter of 2005, the Company repurchased and retired an additional 856,070 shares of common stock for approximately $10.2 million under this program.
Item 6. Exhibits
     (a) Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004).

Exhibit 10.1	Amended and Restated Employment Agreement Effective as of September 1, 2005 between AFC Enterprises, Inc. and Kenneth L. Keymer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 7, 2005).

Exhibit 10.2	Amended and Restated Employment Agreement Effective as of September 1, 2005 between AFC Enterprises, Inc. and Frank J. Belatti (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed September 7, 2005).

Exhibit 10.3	Employment Agreement Effective as of September 1, 2005 between AFC Enterprises, Inc. and Harold M. Cohen (incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 7, 2005).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 15 to our condensed consolidated financial statements in Part 1, Item 1 of this quarterly report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.
Date: November 10, 2005	By:	/s/ Frederick B. Beilstein
Frederick B. Beilstein
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)