Form 10-K
period 2005-12-25
AFC ENTERPRISES INC
filed 2006-03-08
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2005
Commission File Number 000-32369
AFC Enterprises, Inc.

Minnesota	58-2016606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5555 Glenridge Connector, NE, Suite 300 Atlanta, Georgia (Address of principal executive offices)	30342 (Zip Code)
(404) 459-4450
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value per share	Nasdaq National Market
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is shell a company (as defined in Exchange Act rule 12b-2).     Yes ☐          No ☑
      As of July 10, 2005 (the last day of the registrant’s second quarter for 2005), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq National Market System, was approximately $314,747,000.
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2006

Common stock, $0.01 par value per share	30,293,787 shares
Documents incorporated by reference: None.

AFC ENTERPRISES, INC.

PART I.

Item 1.	BUSINESS
      AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates, and franchises quick-service restaurants (“QSRs” or “restaurants”) under the trade name Popeyes® Chicken & Biscuits (“Popeyes”). Within Popeyes, we operate two business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 25 to our Consolidated Financial Statements.
      During 2005, the significant changes to our corporate structure or material changes to the method of conducting our business were: (1) the sale of our Church’s Chickentm (“Church’s”) division (which is more fully described in Note 23 to our Consolidated Financial Statements) and (2) the closing of our AFC corporate offices, the reduction of our AFC corporate staffing, and the integration of the remaining AFC corporate staffing into our corporate function at Popeyes (which is more fully described in Note 24 to our Consolidated Financial Statements).
Brand Profile
      Popeyes® Chicken & Biscuits. Popeyes was founded in New Orleans, Louisiana in 1972 and has grown to be the third largest chicken concept within the QSR industry, as measured by system-wide sales. Within the QSR industry, Popeyes distinguishes itself with a unique “New Orleans” styled menu that features spicy chicken pieces, chicken sandwiches, chicken strips, fried shrimp, jambalaya, red beans & rice and other regional items.
      As of December 25, 2005, there were 1,828 Popeyes restaurants worldwide. These restaurants were located in 44 states and the District of Columbia, which comprise our domestic operations; and Puerto Rico, Guam and 24 foreign countries, which comprise our international operations. The map below shows the concentration of our domestic restaurants, by state.
      Of our 32 company-operated restaurants, more than 95% were concentrated in Louisiana and Georgia. Of our 1,451 domestic franchised restaurants, more than 70% were concentrated in Texas, California, Louisiana, Florida, Illinois, Maryland, New York, Mississippi, Georgia and Virginia. Of our 345 international franchised restaurants, approximately 70% were located in Korea, Indonesia, Canada and Mexico. As discussed in Note 17 to our Consolidated Financial Statements, our system of company-operated restaurants (and to a lesser extent our system of franchised restaurants) was adversely impacted by hurricanes in 2005. At December 25, 2005, 21 company-operated restaurants and 4 franchised restaurants temporarily closed by the adverse effects of hurricanes were excluded from our system-wide restaurant count.

AFC’s Overall Business Strategy
      During 2006, we will focus our strategic efforts on the areas listed below. These strategies focus on the key drivers of our business. We have assigned responsibility for each of these strategies to senior executives within our organization.

1.	Growing System Sales Through Franchised System Growth. Our business model is principally focused on our franchising activities. Approximately 98% of our Popeyes system-wide restaurants are franchised, and we intend to emphasize our franchising activities in 2006 and future years.

We believe that our focus on franchising provides us with higher profit margins and enhanced investment returns when compared to growth strategies that focus on building new company-operated restaurants. To facilitate growth in our franchising operations, during 2005, we began offering incentives to franchisees to accelerate planned restaurant openings through a temporary reduction in franchise fees per opening and temporary royalty abatements on those newly opened restaurants, and a comparable incentive to franchisees who achieve aggressive timelines for opening additional restaurants. By significantly accelerating the timing of a restaurant’s planned opening or through additional openings, we believe this program more than pays for itself. Our franchisees opened 26 new restaurants during 2005 under this program. This program will continue into 2006.

Our new restaurant development activity will focus primarily on the extended penetration of existing markets, but will also include our entry into new markets. As for our international franchise system, we anticipate a substantial portion of our growth to be in Canada, Mexico and Latin America.

2.	Growing System Sales Through Improved Restaurant Operations. During 2006, we expect to improve system sales by improving our customer’s experience, both in the dining room and at the drive-thru window. We began to see the benefits of a reinvigoration of our system operations in 2005, and we will continue to aggressively pursue improvements in 2006. Toward that end, we will continue our focused commitment to service standards throughout our organization and our franchise system. During 2006, we expect continued benefit from the new menu board panels which were installed throughout our domestic system and portions of our international system in the fourth quarter of 2005. Moreover, we have recently instituted a new knowledge and skills training system that we will use during 2006 as a means to facilitate improved operations.

One of the ways we seek to improve the operations of our franchise system is by setting benchmark standards for performance in our company-operated restaurants. Our company-operated restaurants are predominately located in two markets — New Orleans and Atlanta. These restaurants were among the first to adopt our “Heritage” image discussed below. In our company restaurants, we experiment with new product offerings and restaurant enhancements, such as our new menu board panels. We are considering the addition of a new company market in 2006, which may be accomplished through a strategic re-acquisition of an existing franchisee’s restaurants.

3.	Growing System Sales Through Menu Development. We constantly review our Popeyes menu to find the optimal mix of products that drive our lunch, snack and dinner day-parts and help bring incremental transactions into our restaurants and the restaurants of our franchisees. Leveraging our distinctive “New Orleans” styled flavors, our current menu strategy focuses on growing our boneless chicken offerings (sandwiches and strips), wings and seafood offerings. Our “Big Flava”™ chicken sandwiches, introduced during 2005, have been successful, and we expect sandwiches to be more successful in 2006. During 2006, we plan to reintroduce successful limited-time-offer menu items from prior years (namely, our spicy buffalo tenders, spicy chicken wings, crawfish festival, and Cajun turkeys).

4.	Growing System Sales Through Restaurant Development and Re-imaging. We and our franchisees are in the process of reimaging our Popeyes system from our previous “Red-White-Blue” restaurant image to our updated “Heritage” image, which incorporates distinctive elements of New Orleans architecture and colors. As of December 25, 2005, nearly 60% of our Popeyes system-wide restaurants had adopted the Heritage format. During 2006, we expect an additional 10% of our system will be re-imaged. We anticipate having the vast majority of our system converted to the Heritage format by the end of 2008. We firmly believe that the cleanliness, freshness and appeal of our restaurants are significant to our customers’ overall dining experience. We believe our highly recognizable Heritage image adds to our customers’ dining experience and helps in the marketing of our restaurants.

5.	Growing System Sales Through Creative Marketing. We are continuing to review our media and advertising strategies to maximize the effectiveness of the marketing funds generated from our Popeyes system. Our advertising continues to emphasize our distinctive food and flavors using tag lines and props that are catchy and memorable. Our media spending typically focuses on television, radio and print options (print advertisement, signage, and point-of-purchase materials) at the local market level because we have not traditionally had sufficient market coverage to make national advertising media effective. We are considering a test of national advertising to determine the impact on those markets which can not currently afford local television advertising. In 2006, our advertising will celebrate the flavor and appealing taste of our menu items and feature strong promotional offers that are relevant to our target customers. We recently selected a new national creative advertising agency of record. The agency began working immediately to develop creative campaigns for Popeyes products slated to launch later in 2006.

6.	Recovering from the Adverse Effects of Hurricane Katrina. As discussed in Note 17 to our Consolidated Financial Statements, during 2005, 36 of our company-operated restaurants in the New Orleans area were adversely impacted by Hurricane Katrina. Of these restaurants, 5 have been permanently closed, 10 were re-opened during the third and fourth quarters of 2005, and we expect to re-open 8-12 during 2006. The remaining 9-13 restaurants will be evaluated to determine which restaurants will be re-opened at their current site, relocated, or permanently closed. That evaluation will be significantly influenced by governmental plans for revitalization and re-settlement of New Orleans, which will become clearer over time. We maintain insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, loss of product, and business interruption. We are working with our insurance carriers to resolve our insured claims.

      As it concerns the expected financial and operating impacts of these strategies during 2006, see the discussion under the heading “Operating and Financial Outlook for 2006” at Item 7 of this Annual Report.
Franchise Development
      Our strategy places a heavy emphasis on growing our Popeyes system through franchising activities. The following discussion describes the standard arrangements we enter into with our Popeyes franchisees.
      Domestic Development Agreements. Our domestic franchise development agreements provide for the development of a specified number of Popeyes restaurants within a defined geographic territory. Generally, these agreements call for the development of the restaurants over a specified period of time, generally up to four years, with target opening dates for each restaurant. Our Popeyes franchisees currently pay a development fee of $7,500 per restaurant. These development fees typically are paid when the agreement is executed, and they are non-refundable.
      International Development Agreements. Our international franchise development agreements are similar to our domestic franchise development agreements, though the development time frames can be longer and the fee can be as much as $45,000 for each restaurant developed. Our international franchisees are also required to prepay as much as $15,000 per restaurant in franchise fees at the time their franchise development agreement is executed. Depending on the market and developer, limited sub-franchising rights may be granted.
      Domestic Franchise Agreements. Once we execute a development agreement, approve a site to be developed under that agreement, and our franchisee secures the real property, we enter into a franchise agreement with our franchisee that conveys the right to operate the specific Popeyes restaurant at the site. Our current franchise agreements provide for payment of a franchise fee of up to $30,000 per location.

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
      International Franchise Agreements. The terms of our international franchise agreements are substantially similar to those included in our domestic franchise agreements, except that international franchisees must prepay up to $15,000 per restaurant in franchise fees at the time their related franchise development agreement is executed. These agreements may be modified to reflect the multi-national nature of the transaction and to comply with the requirements of applicable local laws. In addition, royalty rates may differ from those included in domestic franchise agreements, and generally are slightly lower due to the greater number of restaurants required to be developed by our international franchisees.
      All of our franchise agreements require that each franchisee operate its restaurant in accordance with our defined operating procedures, adhere to the menu established by us and meet applicable quality, service, health and cleanliness standards. We may terminate the franchise rights of any franchisee who does not comply with these standards and requirements.
Site Selection
      For new domestic restaurants, we employ a site identification and new restaurant development process that assists our franchisees and us in identifying and obtaining favorable sites. This process begins with an overall market plan for each targeted market, which we develop together with each of our franchisees. Domestically, we primarily emphasize freestanding sites and “end-cap, in-line” strip-mall sites with ample parking and easy access from high traffic roads.
      Each international market has its own factors that lead to venue and site determination. In those markets, we use different venues including freestanding, in-line, delivery, food-court and other non-traditional venues. Market development strategies are a collaborative process between Popeyes and our franchisees so we can leverage local market knowledge.
Suppliers and Purchasing Cooperative
      Suppliers. Our franchisees are required to purchase all ingredients, products, materials, supplies and other items necessary in the operation of their businesses solely from suppliers who have been approved by us. These suppliers are required to meet or exceed strict quality control standards, and they must possess adequate capacity to supply our franchisees’ reliably.
      Purchasing Cooperative. Supplies are generally provided to our domestic franchised and company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We, our Popeyes franchisees, and the owners of Church’s restaurants and Cinnabon bakeries hold membership interests in SMS in proportion to the number of restaurants (or bakeries) they own. At December 25, 2005, we held one of SMS’s eleven board seats. Our Popeyes franchise agreements require that each franchisee join SMS.
      Supply Agreements. The principal raw material for a Popeyes restaurant operation is fresh chicken. Company-operated and franchised restaurants purchase their chicken from suppliers who service AFC and its franchisees from various plant locations. These costs are significantly affected by increases in the cost of fresh chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability.
      In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for our restaurants and our franchisees’ restaurants, SMS has entered into purchase contracts with several chicken suppliers. The contracts which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. These contracts include volume purchase commitments that are adjustable at the election of SMS. We and our franchisees consult with and direct SMS in their negotiation of these contracts. In a given year, that year’s purchase commitment may be adjusted by up to 10%, if notice is given within specified time frames; and the commitment levels for future years may be adjusted based on revised estimates of need, whether due to restaurant openings and closings, changes in SMS’s membership, changes in the business, or changes in general economic conditions. We have agreed to indemnify SMS as it concerns any shortfall of annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. Information about this guarantee can be found in Item 7 of this Annual Report under the caption “Off-Balance Sheet Arrangements.”
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
      Sales at restaurants located in markets in which we utilize television advertising are generally higher than the sales generated by restaurants that are located in other markets. Consequently, we intend to target growth of our Popeyes restaurants primarily in markets where we have or can achieve sufficient restaurant concentration to support the expense of television advertising.
      Together with our Popeyes franchisees, we contribute to an advertising fund that supports (1) branding initiatives and the development of marketing materials that are used throughout our domestic restaurant system and (2) local marketing programs. We act as agent for the fund and coordinate its activities. We work closely with franchisees on local marketing programs which is the principal use of collected funds. We and our Popeyes franchisees made contributions to the advertising fund of approximately $56.3 million in 2005, $53.7 million in 2004, and $52.7 million in 2003.
Seasonality
      Seasonality has little effect on our operations.
Employees
      As of December 25, 2005, we had 1,269 hourly employees working in our company-operated restaurants. Additionally, we had 128 employees involved in the management of our company-operated restaurants, comprised of multi-unit managers and field management employees. We also had 130 employees responsible for corporate administration, franchise administration and business development.
      None of our employees are covered by a collective bargaining agreement. We believe that the dedication of our employees is critical to our success and that our relationship with our employees is good.

Intellectual Property and Other Proprietary Rights
      We own a number of trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, including the marks “AFC,” “AFC Enterprises,” “Popeyes,” “Popeyes Chicken & Biscuits,” and the brand logo for Popeyes. In addition, we have registered, or made application to register, one or more of these marks and others, or their linguistic equivalents, in foreign countries in which we do business, or are contemplating doing business. There is no assurance that we will be able to obtain the registration for the marks in every country where registration has been sought. We consider our intellectual property rights to be important to our business and we actively defend and enforce them.
      Copeland Formula Agreement. We have a formula licensing agreement with Alvin C. Copeland, the founder of Popeyes. Under this agreement, we have the worldwide exclusive rights to the Popeyes spicy fried chicken recipe and certain other ingredients, which are used in Popeyes products. The agreement provides that we pay Mr. Copeland approximately $3.1 million annually through March 2029.
      King Features Agreements. We have several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which we have the non-exclusive license to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States have the non-exclusive use of the image and likeness of the cartoon character “Popeye” and certain companion characters. We are obligated to pay King Features a royalty of approximately $0.9 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of our gross revenues from the sale of products outside of the Popeyes restaurant system. These agreements extend through June 30, 2010.
International Operations
      A component of our overall business strategy is to expand our international operations through franchising. As of December 25, 2005, we franchised 345 international restaurants. During 2005, franchise revenues from these operations represented approximately 8.2% of our total franchise revenues. For each of 2005, 2004 and 2003, foreign-sourced revenues represented 4.5%, 4.0%, and 4.5% of total revenues, respectively.
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
Environmental Matters
      We are subject to various federal, state and local laws regulating the discharge of pollutants into the environment. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. Certain of our current and formerly owned and/or leased properties are known or suspected to have been used by prior owners or operators as retail gas stations and a few of these properties may have been used for other environmentally sensitive purposes. Many of these properties previously contained underground storage tanks (“USTs”) and some of these properties may currently contain abandoned USTs. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current or former owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at its properties that are unrelated to USTs. We have obtained insurance coverage that we believe is adequate to cover any potential environmental remediation liabilities. We are currently not subject to any administrative or court order requiring remediation at any of our properties.
Where You Can Find Additional Information
      We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, we make copies of these documents (except for exhibits) available to the public free of charge through our web site at www.afce.com or by contacting our Secretary at our principal offices, which are located at 5555 Glenridge Connector, NE, Suite 300, Atlanta, Georgia 30342, telephone number (404) 459-4450.

Item 1A.     RISK FACTORS
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

If we are unable to compete successfully against other companies in the QSR industry or develop new products that appeal to consumer preferences, we could lose customers and our revenues may decline.
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

Because our operating results are closely tied to the success of our franchisees, the failure or loss of one or more of these franchisees could adversely affect our operating results.
      Our operating results are dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants. How well our franchisees operate their restaurants and their desire to maintain their franchise relationship with us is outside of our direct control. Any failure of these franchisees to operate their franchises successfully or loss of these franchisees could adversely affect our operating results. As of December 25, 2005 we had 333 franchisees operating restaurants within our Popeyes system and several preparing to become operators. The largest of our domestic franchisees operates 165 Popeyes restaurants; and the largest of our international franchisees operates 150 Popeyes restaurants. Typically, each of our international franchisees is responsible for the development of significantly more restaurants than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully.

If we face continuing labor shortages or increased labor costs, our growth and operating results could be adversely affected.
      Labor is a primary component in the cost of operating our restaurants. As of December 25, 2005, we employed 1,269 hourly employees in our company-operated restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas.

      Since Hurricane Katrina, in our New Orleans company market, we have experienced labor shortages and increased labor costs. If this were to continue indefinitely, our future operating results could be adversely impacted. As it is, increased sales in those same restaurants since the hurricane have more than compensated for the increased costs. However, as sales normalize in future periods, we may have a cost structure out of line with our restaurant sales volume in that market.

If the cost of chicken increases, our cost of sales will increase and our operating results could be adversely affected.
      The principal raw material for our Popeyes operations is fresh chicken. Any material increase in the costs of fresh chicken could adversely affect our operating results. Our company-operated and franchised restaurants purchase fresh chicken from various suppliers who service us from various plant locations. These costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability. Because our purchasing agreements for fresh chicken allow the prices that we pay for chicken to fluctuate, a rise in the prices of chicken products could expose us to cost increases. If we fail to anticipate and react to increasing food costs by adjusting our purchasing practices or increasing our sales prices, our cost of sales may increase and our operating results could be adversely affected.

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
      Foodservice businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. Our franchisees, and we, are from time to time, the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may harm our reputation or our franchisees’ reputation, regardless of whether the allegations are valid or not, whether we are found liable or not, or those concerns relate only to a single restaurant or a limited number of restaurants or many restaurants. In addition, the restaurant industry is currently under heightened legal and legislative scrutiny resulting from the perception that the practices of restaurant companies have contributed to the obesity of their guests. Additionally, some animal rights organizations have engaged in confrontational demonstrations at certain restaurant companies across the country. As a multi-unit restaurant company, we can be adversely affected by the publicity surrounding allegations involving illness, injury, or other food quality, health or operational concerns. Complaints, litigation or adverse publicity experienced by one or more of our franchisees could also adversely affect our business as a whole. If we are unable to adapt to changes in consumer preferences and trends, or we have adverse publicity due to any of these concerns, we may lose customers and our revenues may decline.

Instances of avian flu or other food-borne illnesses could adversely affect the price and availability of poultry and other foods and create negative publicity which could result in a decline in our sales.
      Instances of avian flu or other food-borne illnesses could adversely affect the price and availability of poultry and other foods. As a result, Popeyes restaurants could experience a significant increase in food costs if there are additional instances of avian flu or other food-borne illnesses. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us. This negative publicity, as well as any other negative publicity concerning food products we serve, may reduce demand for our food and could result in a decrease in guest traffic to our restaurants. A decrease in guest traffic to Popeyes restaurants as a result of these health concerns or negative publicity could result in a decline in our sales.

If we are unable to maintain an adequate system of internal controls, our ability to report our financial results on a timely and accurate basis may continue to be adversely affected.
      In connection with their audits of our 2002, 2001 and 2000 financial statements, our independent auditors advised our Audit Committee that they identified certain deficiencies that constituted material control weaknesses. These weaknesses contributed to the restatement of our financial statements for the first three quarters of 2002 and for fiscal years 2001, 2000, 1999 and 1998. Our Audit Committee, pursuant to an independent investigation into several accounting issues that arose in connection with the restatement, concluded that our accounting, financial reporting and internal control functions needed significant improvement. Additionally, in connection with our assessment of internal controls over financial reporting at the end of fiscal years 2004 and 2003, our management identified certain material weaknesses. Though we believe we have adequately addressed the material weaknesses previously disclosed, we can provide no assurance that weaknesses in these or other areas will not arise which would adversely impact our ability to report on a timely and accurate basis.

The effect of Hurricane Katrina and any failure to properly address the issues caused by Hurricane Katrina could adversely affect our operating results.
      During the last week of August 2005, the Company’s business operations in Louisiana, Mississippi, and Alabama were adversely impacted by Hurricane Katrina. We describe the effect of Hurricane Katrina on our operations at Note 17 to our Consolidated Financial Statement. At December 25, 2005, 21 company-operated restaurants and 4 franchised restaurants remained closed. Collectively, the estimated annualized sales for the 21 company-operated restaurants that remained closed at December 25, 2005 is approximately $24.9 million.
      The impact of Hurricane Katrina on our results of operations and financial condition, generally, and more specifically on our New Orleans restaurants remains uncertain. Our ability to re-open restaurants impacted by Hurricane Katrina depends on a number of factors, including but not limited to: the restoration of local and regional infrastructure such as utilities, transportation and other public services; our ability to obtain services and materials for the repair of our restaurants; the displacement and return of the population in affected locations and the plans of governmental authorities for the rebuilding of affected areas; and the amounts and timing of payments under our insurance coverage. Our ability to collect our insurance coverage is subject to, among other things, our insurers not denying coverage of claims, timing matters related to the processing and payment of claims and the solvency of our insurance carriers. Factors which could limit our ability to recover total losses from insurance proceeds include: the percentage of losses ultimately attributable to wind versus flood perils, the business interruption recovery period deemed allowable under the term of our insurance policies, and our ability to limit ongoing costs such as facility rents, taxes, and utilities.
      Further, there can be no assurance that sales levels at certain company-operated and franchised restaurants that have remained open in the region will continue at the heightened levels experienced since the storm.

If any member of our senior management left us, our operating results could be adversely affected, and we may not be able to attract and retain additional qualified management personnel.
      We are dependent on the experience and industry knowledge of Kenneth L. Keymer, our Chief Executive Officer, and other members of our senior management team. If, for any reason, our senior executives do not continue to be active in management or if we are unable to retain qualified new members of senior management, our operating results could be adversely affected. We cannot guarantee that we will be able to attract and retain additional qualified senior executives as needed. We have employment agreements with

Mr. Keymer and other executives; however, these agreements do not ensure their continued employment with us.

Our 2005 Credit Facility may limit our ability to expand our business, and our ability to comply with the covenants, tests and restrictions contained in this agreement may be affected by events that are beyond our control.
      The 2005 Credit Facility contains financial and other covenants, including covenants requiring us to maintain various financial ratios, limiting our ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends and limiting the amount of debt which can be loaned to our franchisees or guaranteed on their behalf. This facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. The restrictive covenants in our 2005 Credit Facility may limit our ability to expand our business, and our ability to comply with these provisions may be affected by events beyond our control. A failure to comply with any of the financial and operating covenants included in the 2005 Credit Facility would result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time. Were we to default on the terms and conditions of the 2005 Credit Facility and the debt were accelerated by the facility’s lenders, such developments would have a material adverse impact on our financial condition and our liquidity.

If we are unable to franchise a sufficient number of restaurants, our growth strategy could be at risk.
      As of December 25, 2005, we franchised 1,451 restaurants domestically and 345 restaurants in Puerto Rico, Guam and 24 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants. If we are unable to franchise a sufficient number of restaurants, our growth strategy could be significantly impaired.
      Our ability to successfully franchise additional restaurants will depend on various factors, including the availability of suitable sites, the negotiation of acceptable leases or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees, our ability to manage this anticipated expansion, and general economic and business conditions. Many of the foregoing factors are beyond the control of our franchisees. Further, there can be no assurance that our franchisees will successfully develop or operate their restaurants in a manner consistent with our concepts and standards, or will have the business abilities or access to financial resources necessary to open the restaurants required by their agreements. Historically, there have been many instances in which Popeyes franchisees have not fulfilled their obligations under their development agreements to open new restaurants.

Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.
      As of December 25, 2005, we had 345 franchised restaurants in Puerto Rico, Guam and 24 foreign countries. Business at these operations is conducted in the respective local currency. The amount owed us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. We expect that our franchise revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.

We have recently experienced a decline in the number of restaurants we have franchised in Korea.
      We had 154 franchised restaurants in Korea as of December 25, 2005 as compared to 186 at December 26, 2004. The decline in the number of Korean restaurants was primarily due to weak financial and operating performance by a franchisee in that country (our largest international franchisee). We agreed to abate the entire 3% royalty due to be paid to us by that franchisee for the last two quarters of 2005 and to abate one-third of the royalties to be paid to us during the first two quarters of 2006. We continue to work with that franchisee to address challenges facing its restaurants and those of sub-franchisees concerning sales growth and profitability, and to otherwise strengthen our franchise system in that country, however, there can be no assurance that these efforts will be successful.

If we and our franchisees fail to purchase chicken at quantities specified in SMS’s poultry contracts, we may have to purchase the commitment short-fall and this could adversely affect our operating results.
      In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for us and our Popeyes franchisees, SMS, has entered into poultry supply contracts with various suppliers. These contracts establish pricing arrangements, as well as purchase commitments. AFC has agreed to indemnify SMS as it concerns any shortfall of annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. If we and our Popeyes franchisees fail to purchase fresh chicken at the commitment levels, AFC may be required to purchase the commitment short-fall. This may result in losses as AFC would then need to find uses for the excess chicken purchases or to resell the excess purchases at spot market prices. This could adversely affect our operating results.

Our expansion into new markets may present additional risks that could adversely affect the success of our new restaurants, and the failure of a significant number of these restaurants could adversely affect our operating results.
      We expect to enter into new geographic markets in which we have no prior operating or franchising experience. We face challenges in entering new markets, including consumers’ lack of awareness of our Popeyes brand, difficulties in hiring personnel, and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. Any failure on our part to recognize or respond to these differences may adversely affect the success of our new restaurants. The failure of a significant number of the restaurants that we open in new markets could adversely affect our operating results.

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
      Factors that may cause our quarterly results or same-store sales to fluctuate include the following:

•	the opening of new restaurants by us or our franchisees;

•	the re-opening of restaurants temporarily closed due to Hurricane Katrina;

•	the closing of restaurants by us or our franchisees;

•	rising gasoline prices;

•	increases in labor costs;

•	increases in the cost of food products;

•	the ability of our franchisees to meet their future commitments under development agreements;

•	consumer concerns about food quality;

•	the level of competition from existing or new competitors in the QSR industry;

•	inclement weather patterns, and

•	economic conditions generally, and in each of the markets in which we, or our franchisees, are located.
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

The SEC investigation arising in connection with the restatement of our financial statements could adversely affect our financial condition.
      On April 30, 2003, we received an informal, nonpublic inquiry from the staff of the SEC requesting voluntary production of documents and other information. The requests, for documents and information, which are ongoing, relate primarily to our announcement on March 24, 2003 indicating we would restate our financial statements for fiscal year 2001 and the first three quarters of 2002. The staff has informed our counsel that the SEC has issued an order authorizing a formal investigation with respect to these matters. We are cooperating with the SEC in these inquiries.

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

Because many of our current or former properties were used as retail gas stations in the past, we may incur substantial liabilities for remediation of environmental contamination at our properties.
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
Item 1B.     UNRESOLVED STAFF COMMENTS
      None.

Item 2.	PROPERTIES
      We either own, lease or sublease the land and buildings for our company-operated restaurants. In addition, we own, lease or sublease land and buildings, which we lease or sublease to our franchisees and third parties.
      The following table sets forth the locations by state of our domestic company-operated restaurants as of December 25, 2005:

	Land and	Land and/or
	Buildings Owned	Buildings Leased	Total

Georgia	3	18	21
Louisiana	1	9	10
Tennessee	1	—	1

Total	5	27	32

      At December 25, 2005, 21 company-operated restaurants, which are excluded from the above table, were temporarily closed due to the adverse effects of Hurricane Katrina.
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
      Our typical restaurant leases or subleases to franchisees are triple net to the franchisee, that require them to pay minimum rent (based upon prevailing market rental rates), real estate taxes, maintenance costs and insurance premiums, as well as percentage rents based on sales in excess of specified amounts. These leases have a term that usually coincides with the term of the underlying base lease for the location. These leases are typically cross-defaulted with the corresponding franchise agreement for that site.
      At December 25, 2005, we leased approximately 30,000 square feet of office space in a facility located in Atlanta, Georgia that is the headquarters for Popeyes. This lease is subject to extensions through 2016.
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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.

Item 4A.	EXECUTIVE OFFICERS
      The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position

Kenneth L. Keymer	57	Chief Executive Officer
H. Melville Hope, III	44	Chief Financial Officer
James W. Lyons	51	Chief Development Officer
Robert Calderin	48	Chief Marketing Officer
Harold M. Cohen	42	Senior Vice President, General Counsel and Corporate Secretary
      Kenneth L. Keymer, age 57, has served as our Chief Executive Officer since September 2005 and as President of Popeyes® Chicken & Biscuits since June 2004. From January 2002 to May 2004, Mr. Keymer served as President and Co-chief Executive Officer and Member of the Board of Directors of Noodles & Company, which is based in Boulder, Colorado and received the 2001 Hot Concepts Award by Nation’s Restaurant News. From August 1996 to January 2002, Mr. Keymer was President and Chief Operating Officer of Sonic Corporation, the largest publicly-held chain of drive-in restaurants in the U.S. While at Sonic, he led the management team, oversaw franchising operations, company operations, promotional and field marketing as well as R&D, information technology, and construction and served as a member of the Board of Directors.
      H. Melville Hope, III, age 44, has served as our Chief Financial Officer since December 2005. From February 2004 until December 2005, Mr. Hope served as our Senior Vice President, Finance and Chief Accounting Officer. From April 2003 to February 2004, Mr. Hope was our Vice President of Finance. Prior to joining AFC, he was an independent consultant in Atlanta, Georgia from January 2003 to April 2003. From April 2002 to January 2003, Mr. Hope was Chief Financial Officer for First Cambridge HCI Acquisitions, LLC, a real estate investment firm, located in Birmingham, Alabama. From November 2001 to April 2002, Mr. Hope was a financial and business advisory consultant in Atlanta, Georgia. From July 1984 to July 2001, Mr. Hope was an accounting, auditing and business advisory professional for PricewaterhouseCoopers, LLP in Atlanta, Georgia, in Savannah, Georgia and in Houston, Texas where he was admitted to the partnership in 1998.
      James W. Lyons, age 51, has served as our Chief Development Officer since July 2004. From June 2002 to April 2004, he was Vice President of Development for Domino’s Pizza in Ann Arbor, Michigan. Mr. Lyons was Executive Vice President of Franchising and Development for Denny’s Restaurants in Spartanburg, South Carolina from July 1997 to December 2001.
      Robert Calderin, age 48, has served as our Chief Marketing Officer since January 2005. From September 2001 to December 2004, he was an owner of Novus Mentis, Inc. in Miami, Florida. Mr. Calderin was Vice President, U.S. Marketing for Burger King Corporation in Miami, Florida from February 1998 to September 2001.
      Harold Cohen, age 42, has served as our Senior Vice President of Legal Affairs, Corporate Secretary and General Counsel since September 2005. Mr. Cohen has been General Counsel of Popeyes Chicken & Biscuits, a division of AFC Enterprises, Inc., since January 2005. He also has served as Vice President of AFC since July 2000. From April 2001 to December 2004, he served as Deputy General Counsel of AFC. From August 1995 to June 2000, he was Corporate Counsel for AFC.

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
      The following table sets forth the high and low per share sales prices of our common stock, by quarter, for fiscal years 2005 and 2004.

	2005		2004

(Dollars per share)	High	Low	High	Low

First Quarter	$26.99	$22.46	$24.50	$18.00
Second Quarter(1)	$28.82	$12.90	$23.00	$17.00
Third Quarter	$14.66	$10.95	$22.50	$17.00
Fourth Quarter	$16.45	$10.47	$25.70	$21.00

(1)	As described below under “Dividend Policy,” on May 11, 2005 our Board of Directors declared a special cash dividend of $12.00 per common share. Our common stock began trading ex-dividend on June 6, 2005.
Share Repurchases
      During the fourth quarter of 2005, we repurchased 1,389,672 of our common shares as scheduled below:

			Total Number of	Maximum Value of
			Shares Repurchased	Shares that May Yet
	Number of Shares	Average Price Paid	as Part of a Publicly	Be Repurchased
Period	Repurchased(1)(2)	Per Share	Announced Plan	Under the Plan(2)

Period 11 10/03/05 – 10/30/05	856,070	$11.94	856,070	$10,000,065
Period 12 10/31/05 – 11/27/05	26,800	$12.90	26,800	$9,653,466
Period 13 11/28/05 – 12/25/05	506,802	$13.79	506,802	$2,648,675

Total	1,389,672	$12.63	1,389,672	$2,648,675

(1)	As originally announced on July 22, 2002, amended on October 7, 2002, and re-affirmed on May 27, 2005, the Company’s board of directors has approved a share repurchase program. This program authorizes us to repurchase up to $100.0 million of our outstanding common stock.

(2)	From December 26, 2005 through February 19, 2006 (the end of the Company’s second period for 2006), the Company repurchased and retired an additional 172,263 shares of common stock for approximately $2.6 million. On February 17, 2006, the Company’s board of directors approved a $15.0 million increase to the program. As of February 19, 2006, the maximum value of shares that may yet be repurchased under the program was $15.0 million.

Shareholders of Record
      As of February 19, 2006, we had 82 shareholders of record of our common stock.
Dividend Policy
      On May 11, 2005, our Board of Directors declared a special cash dividend of $12.00 per common share. The dividend, which totaled $352.9 million, was paid on June 3, 2005 to the common shareholders of record at the close of business on May 23, 2005. We funded the dividend with a portion of the net proceeds from the sale of Church’s and a portion of the net proceeds from our 2005 Credit Facility.
      We anticipate that we will retain any future earnings to support operations and to finance the growth and development of our business, and we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, plans for share repurchases, future prospects and other factors that the board of directors may deem relevant. Other than the special cash dividend, we have never declared or paid cash dividends on our common stock. Additionally, our 2005 Credit Facility restricts the extent to which we may declare or pay a cash dividend.

Item 6.	SELECTED FINANCIAL DATA
      The following data was derived from our Consolidated Financial Statements. Such data should be read in conjunction with our Consolidated Financial Statements and the notes thereto and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 of this Annual Report.

(Dollars in millions, except per share data)	2005	2004	2003	2002	2001

Summary of operations:
Revenues(1)
Sales by company-operated restaurants	$60.3	$85.8	$85.4	$85.2	$107.4
Franchise revenues	77.5	72.8	70.8	67.1	61.6
Other revenues	5.6	5.3	5.3	6.6	5.4

Total revenues	$143.4	$163.9	$161.5	$158.9	$174.4
Operating (loss) profit(2)	$(6.9)	$(19.4)	$(19.7)	$10.3	$7.9
Loss before discontinued operations and accounting change(3)	(8.4)	(14.3)	(14.5)	(6.4)	(11.5)
Net income (loss)(4)	149.6	24.6	(9.1)	(11.7)	15.6
Basic earnings per common share:(5)
(Loss) before discontinued operations and accounting change	$(0.29)	$(0.51)	$(0.52)	$(0.21)	$(0.39)
Net income (loss)	5.14	0.87	(0.33)	(0.39)	0.53
Diluted earnings per common share:(5)
(Loss) before discontinued operations and accounting change	$(0.29)	$(0.51)	$(0.52)	$(0.21)	$(0.39)
Net income (loss)	5.14	0.87	(0.33)	(0.39)	0.53
Year-end balance sheet data:
Total assets	$212.7	$361.9	$359.5	$487.3	$525.3
Total debt(6)	191.4	94.0	130.9	226.6	209.5
Total shareholders’ equity (deficit)(7)	(48.7)	140.9	108.8	109.8	187.3

(1)	Factors that impact the comparability of revenues for the years presented include:

(a)	The effects of restaurant openings, closings, unit conversions and same-store sales (see “Summary of System-Wide Data” later in this Item 6). During 2005, restaurant closings include the adverse effects resulting from Hurricanes Katrina and Rita. Based upon forecasted operations for the third and fourth quarters of 2005, we estimate that the adverse effects of these storms decreased sales by company-operated restaurants for 2005 by approximately $10.9 million and they decreased franchise revenues for 2005 by approximately $0.2 million. See Note 17 to our Consolidated Financial Statements.

(b)	During 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”) and began consolidating three franchisees that qualify for consolidation under FIN 46R. These franchisees were not retroactively consolidated for years prior to 2004. Since adoption of FIN 46R, our relationship to two of the franchisees has substantially changed and they are no longer VIEs. During 2005 and 2004, the consolidation of these franchisees increased sales by company-operated restaurants by approximately $2.7 million and $12.6 million, respectively.

(2)	Additional factors that impact the comparability of operating (loss) profit for the years presented include:

(a)	During 2005, general and administrative expenses include approximately $8.3 million relating to corporate restructuring charges as well as stay bonuses and severance costs paid to the Company’s former Chief Executive Officer, former Chief Financial Officer and former General Counsel. During 2004, general and administrative expenses included approximately $10.8 million relating to corporate severances, initial costs for Sarbanes-Oxley controls documentation and compliance, implementation of a new information technology system and legal and other costs associated with the settlement of certain franchisee disputes. During 2003, general and administrative expenses included approximately $5.0 million relating to employee severance costs and consultant fees for a productivity initiative. During 2001, general and administrative expenses included approximately $2.9 million relating to the retirement of a former officer.

(b)	During 2005, 2004 and 2003, our costs associated with shareholder litigation and a special investigation by our Audit Committee were approximately $21.8 million, $3.8 million, and $1.4 million, respectively. The substantially higher costs in 2005 relate to the settlement of certain shareholder litigation.

(c)	During 2005, 2004, 2003, 2002, and 2001, asset write-downs were approximately $5.8 million, $4.8 million, $15.0 million, $3.8 million, and $1.1 million, respectively. Of the 2005 impairments, $4.1 million were due to the adverse effects of Hurricane Katrina. Of the 2003 impairments, $7.0 million of charges related to the write-down of assets under contractual arrangements and $4.9 million related to the closing of 18 company-operated restaurants.

(d)	During 2005, we incurred approximately $3.1 million of hurricane-related costs (other than impairments of long-lived assets) associated with Hurricane Katrina. During 2005, the Company also accrued insurance proceeds of approximately $5.6 million for property damage (see item (c) above) and business interruption losses.

(e)	During 2004, we incurred approximately $9.0 million of net costs associated with the termination of the lease for our AFC corporate headquarters.

(f)	During 2003, we incurred approximately $12.6 million of costs associated with the re-audit and restatement of previously issued financial statements.

(g)	During 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, at that time, discontinued our prior practice of amortizing goodwill and other indefinite-lived intangible assets. For 2001, amortization expense was approximately $3.3 million.

(3)	During 2005, 2004, 2003, 2002 and 2001, loss before discontinued operations and accounting change includes “interest expense, net” of approximately $6.8 million, $5.5 million, $5.3 million, $21.1 million, and $24.3 million, respectively. Interest expense was substantially higher in 2002 and 2001 due to substantially higher debt balances and substantially higher interests rates associated with such debt.

(4)	Net income (loss) includes discontinued operations which provided income (loss) of $158.0 million in 2005, $39.1 million in 2004, $5.6 million in 2003, $(5.3) million in 2002, and $27.0 million in 2001. Discontinued operations, in 2005, represent a $158.0 million gain on sale of Church’s, net of income taxes.

(5)	Weighted average common shares for the computation of basic earnings per common share were 29.1 million, 28.1 million, 27.8 million, 30.0 million, and 29.5 million for 2005, 2004, 2003, 2002, and 2001, respectively. Weighted average common shares for the computation of diluted earnings per common share were 29.1 million, 28.1 million, 27.8 million, 30.0 million, and 29.5 million for 2005, 2004, 2003, 2002, and 2001, respectively. For all five years presented, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “loss before discontinued operations and accounting change.”

(6)	Total debt includes the long-term and current portions of our debt facilities, capital lease obligations, outstanding lines of credit, and other borrowings associated with both continuing and discontinued operations.

(7)	During 2005, we repurchased 1.5 million shares of our common stock for approximately $19.5 million and we paid a special cash dividend of approximately $352.9 million. During 2002, we repurchased 3.7 million shares of our common stock for approximately $77.9 million.

Summary of System-Wide Data
      The following table presents financial and operating data for the Popeyes restaurants we operate and those that we franchise. The data presented is unaudited. Data for franchised restaurants is derived from information provided by our franchisees. We present this data because it includes important operational measures relevant to the QSR industry.

	2005	2004	2003	2002	2001

Increase in system-wide sales from the prior year	4.8%	4.5%	3.6%	7.3%	7.5%
Domestic same-store sales growth (decline) for company-operated restaurants(1)	6.5%	0.9%	(2.4)%	1.1%	4.8%
Domestic same-store sales growth (decline) for franchised restaurants(1)	3.2%	1.4%	(2.7)%	0.6%	4.1%
Domestic same-store sales growth (decline) — blended for company-operated and franchised restaurants	3.3%	1.3%	(2.6)%	0.7%	4.2%
Company-operated restaurants (all domestic)
Restaurants at beginning of year	56	80	96	96	130
New restaurant openings	1	—	1	2	3
Unit conversions, net(2)	2	(19)	—	1	(26)
Permanent closings	(7)	(4)	(18)	(2)	(10)
Temporary closings, net(3)	(20)	(1)	1	(1)	(1)

Restaurants at end of year	32	56	80	96	96

Franchised restaurants (domestic and international)
Restaurants at beginning of year	1,769	1,726	1,616	1,524	1,371
New restaurant openings	122	109	176	167	174
Unit conversions, net(2)	(2)	19	—	(1)	26
Permanent closings	(95)	(77)	(68)	(76)	(41)
Temporary closings, net(3)	2	(8)	2	2	(6)

Restaurants at end of year	1,796	1,769	1,726	1,616	1,524

New franchised restaurant openings
Domestic	71	57	87	87	103
International	51	52	89	80	71

Total new franchised restaurant openings	122	109	176	167	174

Franchised restaurants (end of year)
Domestic	1,451	1,416	1,367	1,298	1,231
International	345	353	359	318	293

Restaurants at end of year	1,796	1,769	1,726	1,616	1,524

(1)	Restaurants are included in the computation of same-store sales after they have been open 15 months.

(2)	Unit conversions include the sale or, in limited circumstances, the buy-back of company-operated restaurants to/from a franchisee.

(3)	Temporary closings are presented net of re-openings. Most temporary closings arise due to the re-imaging or the rebuilding of older restaurants. In 2005, there were significant temporary closings related to Hurricane Katrina. See Note 17 to our Consolidated Financial Statements for a discussion of the financial and operational impact of Hurricane Katrina.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with our Selected Financial Data and our Consolidated Financial Statements that are included elsewhere in this filing.
      Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements, as a result of a number of factors including those factors set forth in Item 1A. of this Annual Report and other factors presented throughout this filing.
Nature of Business
      AFC develops, operates, and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits (“Popeyes”) in 44 states, the District of Columbia, Puerto Rico, Guam, and 24 foreign countries. Popeyes has two reportable business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 25 to our Consolidated Financial Statements.
      Historically, AFC also developed, operated and franchised quick-service restaurants and bakeries under the tradenames Church’s Chickentm (“Church’s”) (sold December 28, 2004), Cinnabon® (“Cinnabon”) (sold November 4, 2004) and Seattle’s Best Coffee® (“Seattle Coffee”) (sold July 14, 2003). For a discussion of these divestitures, see Note 23 to our Consolidated Financial Statements. In our Consolidated Financial Statements, financial results relating to these divested operations are presented as discontinued operations. Unless otherwise noted, discussions and amounts throughout this Annual Report relate to our continuing operations.
Management Overview of 2005 Operating Results
      During 2005, our accomplishments include the following. We:

•	sold our Church’s division,

•	refinanced our debt facility,

•	paid a special one-time dividend to our shareholders of $352.9 million,

•	repurchased over one million shares of our common stock,

•	settled our outstanding shareholder litigation,

•	grew our system-wide sales by 4.8%, through increased franchising and improved same-store sales,

•	grew domestic same-store sales by 3.3%, which exceeded our expected range of 2.0% — 3.0%,

•	achieved approximately $1.2 million in annualized average unit sales for new free-standing restaurants in our domestic system, and

•	significantly reduced our forward run-rate for general and administrative expenses.
      Our operational efforts were hampered in the third and fourth quarters of 2005 by the adverse effects of Hurricanes Katrina and Rita (see Note 17 to our Consolidated Financial Statements). Nonetheless, our key operational measures (new restaurant openings and same-store sales) saw continuing improvement.

      Our summary financial results for 2005 compared to 2004 are presented below.

			Favorable
			(Unfavorable)	As a
(Dollars in millions)	2005	2004	Fluctuation	Percent

Total revenues — continuing operations	$143.4	$163.9	$(20.5)	12.5%
Operating losses — continuing operations	(6.9)	(19.4)	12.5	n/a
Net income	149.6	24.6	125.0	n/a

      Our total revenues for 2005 were $143.4 million, a $20.5 million decrease from 2004. The decrease was principally due to a $25.5 million decrease in sales by company-operated restaurants, partially offset by a $4.7 million increase in franchise revenues and a $0.3 million increase in other revenues. The decrease in sales by company-operated restaurants was principally due to a reduction in the number of company-operated restaurants that resulted from permanent and temporary restaurant closures (including restaurant closures relating to Hurricane Katrina) and the non-consolidation of a certain franchisee-relationship in 2005 that was consolidated in 2004 (a former VIE relationship, as defined by FIN 46R). The increase in franchise fees was principally due to an increase in royalties, a function of improved same-store sales.
      During 2005, blended domestic same-store sales increased 3.3%. By business segment, domestic same-store sales improved 6.5% for our company-operated restaurants and 3.2% for our franchised restaurants. Our fourth quarter of 2005 constituted our sixth consecutive quarter of positive same-store sales. We believe this trend reflects the success of our menu enhancements, improved restaurant operations, and continued restaurant re-imagings throughout our system. We expect this trend to continue into 2006. The higher same-store sales performance of our company-operated restaurants is principally due to favorable operations in New Orleans during the third and fourth quarters of 2005 for our restaurants that were able to re-open in that market.
      During 2005, our global restaurant system grew by 3 restaurants. This is composed of a net increase of 27 franchised restaurants partially offset by a net decrease of 24 company-operated restaurants. During 2005, we opened 122 new franchised restaurants and 1 new company-operated restaurant. Our openings during 2005 were offset by restaurant closings, particularly as it related to Hurricanes Katrina as well as the weaker performance of our Korean master franchisee’s business.
      Operating losses were $6.9 million in 2005, a $12.5 million improvement compared to 2004. During 2005, our franchising segment had $42.4 million of operating profit; our company-operated restaurants segment had $1.8 million of operating losses; and our corporate function had $47.5 million of operating losses. The overall improvement in operating losses was principally due to a $13.4 million decline in general and administrative expenses. We expect this trend of declining general and administrative expenses to continue into 2006.
      Net income was approximately $149.6 million for 2005, a $125.0 million increase from 2004. The increase was principally due to the effects of discontinued operations and the effects on operating profit discussed in the preceding paragraph. Discontinued operations provided after-tax income of $158.0 million during 2005 (all of which was associated with a gain on the sale of Church’s) compared to after-tax income of $39.1 million in 2004 (principally related to the gain on sale of Cinnabon and Church’s operating results).
      As it concerns our expected financial and operating results for 2006, see the discussion under the heading “Operating and Financial Outlook for 2006” later in this Item 7.

Factors Affecting Comparability of Consolidated Results of Operations: 2005, 2004, and 2003
      For 2005, 2004 and 2003, the following items and events affect comparability of reported operating results:

•	During 2005, restaurant closings include the adverse effects resulting from Hurricanes Katrina and Rita. Based upon forecasted operations for the third and fourth quarters of 2005, the estimated impact of these storms decreased sales by company-operated restaurants for 2005 by $10.9 million and they decreased franchise revenues for 2005 by $0.2 million. See Note 17 to our Consolidated Financial Statements.

•	During 2004, we adopted FIN 46R and began consolidating three franchisees that qualify for consolidation under FIN 46R. These franchisees were not retroactively consolidated for years prior to 2004. Since adoption of FIN 46R, our relationship with two of the franchisees has substantially changed, and they are no longer VIEs. During 2005 and 2004, the consolidation of these franchisees increased sales by company-operated restaurants by approximately $2.7 million and $12.6 million, respectively.

•	During 2005, general and administrative expenses include approximately $8.3 million relating to corporate restructuring charges as well as stay bonuses and severance costs paid to the Company’s former Chief Executive Officer, former Chief Financial Officer and former General Counsel. During 2004, general and administrative expenses include approximately $10.8 million relating to corporate severance costs, initial costs for Sarbanes-Oxley controls documentation and compliance, implementation of a new information technology system, and legal and other costs associated with the settlement of certain franchisee disputes. During 2003, general and administrative expenses include approximately $5.0 million relating to employee severance costs and consultant fees for a productivity initiative.

•	During 2005, 2004 and 2003, our costs associated with shareholder litigation and a special investigation by our Audit Committee were approximately $21.8 million, $3.8 million, and $1.4 million, respectively. The substantially higher costs in 2005 relate to the settlement of certain shareholder litigation. That settlement is discussed in Note 16 to our Consolidated Financial Statements

•	During 2005, 2004, and 2003, our asset write-downs were approximately $5.8 million, $4.8 million, and $15.0 million, respectively. Of the 2005 impairments, $4.1 million were due to the adverse effects of Hurricane Katrina. Of the 2003 impairments incurred, $7.0 million of charges related to the write-down of assets under contractual arrangements and $4.9 million related to the closing of 18 company-operated restaurants.

•	During 2005, we incurred approximately $3.1 million of hurricane-related costs (other than impairments of long-lived assets) associated with Hurricane Katrina. During 2005, the Company also accrued insurance proceeds of approximately $5.6 million for property damage (see prior bullet) and business interruption losses.

•	During 2004, we incurred $9.0 million of net costs associated with the termination of the lease for our AFC corporate headquarters.

•	During 2003, we incurred approximately $12.6 million of costs associated with the re-audit and restatement of previously issued financial statements.

•	Discontinued operations, net of income taxes, provided income of $158.0 million in 2005, $39.1 million in 2004, and $5.6 million in 2003. Discontinued operations, in 2005, consist of a $158.0 million gain on sale of Church’s.

      The following table presents selected revenues and expenses as a percentage of total revenues (or, in certain circumstances, as a percentage of a corresponding revenue line item).

	2005	2004	2003

Revenues:
Sales by company-operated restaurants	42%	52%	53%
Franchise revenues	54%	45%	44%
Other revenues	4%	3%	3%

Total revenues	100%	100%	100%
Expenses:
Restaurant employee, occupancy and other expenses(1)	53%	55%	55%
Restaurant food, beverages and packaging(1)	32%	32%	31%
General and administrative expenses	48%	50%	41%
Depreciation and amortization	5%	6%	7%
Shareholder litigation and other expenses, net	16%	10%	19%

Total expenses	105%	112%	112%
Operating loss	(5)%	(12)%	(12)%
Interest expense, net	5%	3%	3%

Loss before income taxes, discontinued operations and accounting change	(10)%	(15)%	(15)%
Income tax benefit	(4)%	(6)%	(6)%

Loss before discontinued operations and accounting change	(6)%	(9)%	(9)%
Discontinued operations, net of income taxes	110%	24%	3%
Cumulative effect of accounting change, net of income taxes	—	—	—

Net income (loss)	104%	15%	(6)%

(1)	Expressed as a percentage of sales by company-operated restaurants.

Comparisons of Fiscal Years 2005 and 2004
Sales by Company-Operated Restaurants
      Sales by company-operated restaurants were $60.3 million in 2005, a $25.5 million decrease from 2004. The decrease was primarily due to:

•	$10.7 million decrease due to the reduction in the number of company-operated restaurants resulting from the sale of company-operated restaurants to franchisees and the permanent closure of underperforming restaurants,

•	$9.9 million decrease due to the non-consolidation of a VIE relationship during 2005 that was consolidated during 2004, and

•	$8.7 million decrease due to temporary and permanent restaurant closures resulting from Hurricane Katrina, partially offset by:

•	$1.8 million increase due to one newly constructed company-operated restaurant in 2005 and the acquisition of two restaurants that were previously franchised restaurants, and

•	$1.5 million increase due to an increase in same-store sales (a 6.5% improvement in 2005 compared to 2004).
      The remaining fluctuation was due to various factors, including the timing and duration of temporary restaurant closings, in both 2005 and 2004, related to the re-imaging or rebuilding of older restaurants.
Franchise Revenues
      Franchise revenues has three basic components: (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new restaurant openings; and (3) development fees associated with the opening of new franchised restaurants in a given market. Royalty revenues are the largest component of franchise revenues, constituting more than 90% of franchise revenues. Franchise revenues were $77.5 million in 2005, a $4.7 million increase from 2004. The increase was primarily due to a $4.0 million increase in royalties, due principally to an increase in same-store sales, and a $0.7 million increase in franchise fees (net of franchising incentives).
      Within the international portion of our franchise operations, we experienced a $0.4 million decline in royalties, driven principally by declines in revenues from our Korean franchise operations. This is due to the net closure of 32 franchised restaurants in that country (154 franchised restaurants in Korea at December 25, 2005 compared to 186 franchised restaurants at December 26, 2004) and temporary royalty relief provided our Korean master franchisee, partially offset by growth in the number of franchised restaurants elsewhere in our international system. We agreed to abate the entire 3% royalty due to be paid to us by that franchisee for the last two quarters of 2005 and to abate one-third of the royalties to be paid to us during the first two quarters of 2006. We continue to work with that franchisee to address challenges facing its restaurants and those of sub-franchisees concerning sales growth and profitability, and to otherwise strengthen our franchise system in Korea. We expect this adverse trend to continue throughout 2006.
Other Revenues
      Other revenues were $5.6 million in 2005, a $0.3 million increase from 2004. The increase is principally due to an increase in rental revenues associated with an increase in the number of restaurants leased to franchisees as a result of unit conversions in 2004.

Restaurant Employee, Occupancy and Other Expenses
      Restaurant employee, occupancy and other expenses were $31.7 million in 2005, a $15.2 million decrease from 2004. The decrease was principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 53% and 55% of sales from company-operated restaurants in 2005 and 2004, respectively.
Restaurant Food, Beverages and Packaging
      Restaurant food, beverages and packaging expenses were $19.4 million in 2005, a $7.8 million decrease from 2004. The decrease was principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant food, beverages and packaging expenses were approximately 32% of sales from company-operated restaurants in both 2005 and 2004.
General and Administrative Expenses
      General and administrative expenses were $68.7 million in 2005, a $13.4 million decrease from 2004. The decrease was primarily due to:

•	$8.0 million of lower outsourcing and contractor costs for information technology, accounting, audit and tax support services,

•	$4.3 million of lower professional fees,

•	$3.8 million of lower personnel costs associated with terminated positions at our AFC corporate office,

•	$2.0 million of lower costs for settlement of franchisee and landlord disputes,

•	$1.3 million of lower office rents, principally due to the closure of our AFC corporate office,

•	$1.2 million of lower net provisions for accounts receivable bad debts, and

•	$0.7 million of lower insurance costs,
      partially offset by:

•	$4.3 million of higher stay bonuses and severance costs,

•	$2.6 million of higher deferred compensation associated with stock-based awards, and

•	$1.2 million of higher salary costs related to senior positions at Popeyes that were vacant for portions of 2004 and additional field-based personnel who provide support to our franchisees.
      General and administrative expenses were approximately 48% of total revenues in 2005, compared to approximately 50% in 2004.
Depreciation and Amortization
      Depreciation and amortization was $7.3 million in 2005, a $2.7 million decrease from 2004. The decrease was primarily due to the write-off of assets in 2004 associated with our corporate operations. Depreciation and amortization was approximately 5% of total revenues in 2005, compared to 6% in 2004.
Shareholder Litigation and Other Expenses, Net
      Shareholder litigation and other expenses, net includes (1) costs associated with certain shareholder litigation discussed in Note 16 to our Consolidated Financial Statements; (2) asset write-downs; (3) hurricane-related costs (other than impairments); (4) estimated insurance proceeds for hurricane-related damages; (5) costs associated with restaurant closures and refurbishments; (6) gains and losses on the sale of assets; and (7) costs associated with the termination of our corporate lease. These aggregated to $23.2 million in 2005, a $6.1 million increase from 2004. The increase was primarily due to:

•	$18.0 million of higher shareholder litigation costs associated with the settlement of outstanding legal actions,

•	$3.1 million of higher (non-impairment related) hurricane costs, and

•	$1.0 million of higher charges for asset write-downs,
      partially offset by:

•	$9.0 million of lower costs associated with the termination of our corporate lease (zero in 2005 and $9.0 million in 2004),

•	$5.6 million of insurance proceeds accrued in 2005 associated with claims arising from the adverse affects of Hurricane Katrina,

•	$0.9 million of higher net gains on sale of assets, and

•	$0.5 million of lower costs associated with restaurant closures and refurbishments.
      See Note 18 to our Consolidated Financial Statements for a description of shareholder litigation and other expenses, net for 2005, 2004 and 2003.
Operating Profit (Loss)
      On a consolidated basis, operating losses were $6.9 million in 2005, a $12.5 million improvement when compared to 2004. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

			Favorable
			(Unfavorable)	As a
(Dollars in millions)	2005	2004	Fluctuation	Percent

Franchise operations	$42.4	$43.7	$(1.3)	(3.0)%
Company-operated restaurants	(1.8)	—	(1.8)	n/a
Corporate	(47.5)	(63.1)	15.6	n/a

Total	$(6.9)	$(19.4)	$12.5	n/a

      Our franchise operations include an allocation of direct and indirect overhead charges incurred by our corporate operations of $24.9 million in 2005, and $22.2 million in 2004. Our company-operated restaurants include an allocation of direct and indirect overhead charges incurred by our corporate operations of $2.8 million in 2005, and $3.0 million in 2004.
      The $1.3 million unfavorable fluctuation in operating profit associated with our franchise operations was principally due to higher corporate allocations primarily for new business development activities, partially offset by higher franchise revenues.
      The $1.8 million unfavorable fluctuation in operating loss associated with our company-operated restaurants was principally due to (1) fewer company-operated restaurants contributing to our net operating performance and (2) damages and costs from Hurricane Katrina in excess of accrued insurance proceeds; partially offset by (3) lower asset impairments exclusive of those resulting from Hurricane Katrina.
      The $15.6 million favorable fluctuation in operating losses associated with our corporate headquarters was principally due to substantially lower general and administrative expenses and lower lease termination costs associated with the closure of our AFC corporate offices, partially offset by higher shareholder litigation costs.

Interest Expense, Net
      Interest expense, net was $6.8 million in 2005, a $1.3 million increase from 2004. The increase was primarily due to:

•	$5.0 million of higher interest on debt in 2005 as compared to 2004, due to higher debt balances, and

•	$1.3 million of higher amortization and write-offs of debt issuance costs, partially offset by:

•	$4.6 million of higher interest income, and

•	$0.4 million of lower debt amendment fees and other debt related charges.
      During 2005, our outstanding indebtedness associated with continuing operations increased from $92.4 million at the start of fiscal 2005, to $191.4 million at the end of fiscal 2005. During 2005, subsequent to the sale of Church’s, the Company had substantial short-term investments which yielded higher interest income.
Income Tax Expense
      In 2005, we had an income tax benefit associated with our continuing operations of $5.3 million compared to a benefit of $10.7 million in 2004. Our effective tax rate for 2005 was 38.7% compared to 43.0% for 2004 (see a reconciliation of these effective rates in Note 20 to our Consolidated Financial Statements). Our effective tax rate decreased in 2005 compared to 2004 primarily due to adjustments to our valuation allowance for deferred tax assets and adjustments to prior year tax accruals, partially offset by increases in state income taxes and the effects of tax free interest income.
Discontinued Operations, Net of Income Taxes
      Discontinued operations, net of income taxes provided $158.0 million of income in 2005, compared to income of $39.1 million in 2004.
      During 2005, we sold our Church’s division. We recognized an after-tax gain of $158.0 million.
      During 2004, we sold our Cinnabon subsidiary. We recognized an after-tax gain of $20.9 million. That gain includes a $22.6 million tax benefit for capital loss carryforwards that arose in connection with our sale of Cinnabon. During 2004, we also recognized an after-tax loss of $0.5 million relating to certain adjustments to the sales price of Seattle Coffee. From an operational perspective, during 2004, we recognized: (1) a net loss of $6.4 million relating to Cinnabon; and (2) net income of $25.1 million relating to Church’s.
Cumulative Effect of an Accounting Change, Net of Income Taxes
      In 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”). In conjunction with its adoption of FIN 46R, the Company recorded a cumulative effect adjustment that decreased net income in 2004 by $0.5 million (of which $0.2 million, after tax, relates to continuing operations). For a discussion of this accounting standard and our adoption of it, see Note 2 to our Consolidated Financial Statements.

Comparisons of Fiscal Years 2004 and 2003
Sales by Company-Operated Restaurants
      Sales by company-operated restaurants were $85.8 million in 2004, a $0.4 million increase from 2003. The increase was composed of the following:

•	$12.6 million was due to the consolidation of certain VIE relationships upon our adoption of FIN 46R during 2004,

•	$1.5 million was attributable to certain restaurants excluded from same-store sale computations due to the timing of their opening, and

•	$0.6 million was attributable to an increase in same-store sales for 2004 compared to 2003 (a 0.9% increase in same-store sales at Popeyes company-operated restaurants), partially offset by:

•	$14.1 million associated with the permanent reduction in the number of company-operated restaurants. During 2004, we sold 19 company-operated restaurants to franchisees (“unit conversions”) and permanently closed 4 other company-operated restaurants.
      The remaining fluctuation was due to various factors, including the timing and duration of temporary restaurant closings in both 2004 and 2003 related to the re-imaging or rebuilding of older restaurants.
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

General and Administrative Expenses
      General and administrative expenses were $82.1 million in 2004, a $16.1 million increase from 2003. The increase was primarily due to:

•	$3.0 million was due to higher professional fees (principally related to Sarbanes-Oxley compliance and a stand-alone audit of Church’s),

•	$2.7 million was due to higher information technology costs (principally related to the implementation of a new information technology system),

•	$2.4 million was due to higher severance costs,

•	$2.3 million was due to higher legal and other costs associated with the settlement of certain franchisee disputes,

•	$2.2 million associated with higher personnel expenses at Popeyes,

•	$1.6 million was due to higher contract labor (principally related to Sarbanes-Oxley compliance),

•	$1.5 million was due to higher bonuses at our AFC corporate offices, and

•	$1.1 million associated with higher franchisee support costs.
      These increases were partially offset by lower AFC corporate salary costs as a result of reduced headcount during the latter part of the year and various other matters. The higher personnel expenses at Popeyes were attributable to the filling of key management positions that were vacant for portions of 2003. The higher franchise support costs resulted from a decision to add additional field based operating and marketing support to our franchisees, including the institution of a system-wide mystery shop program. General and administrative expenses were approximately 50% of total revenues in 2004, compared to approximately 41% in 2003.
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
Shareholder Litigation and Other Expenses, Net
      Shareholder litigation and other expenses, net aggregated to $17.1 million in 2004, a $13.8 million decrease from 2003. The decrease was primarily due to:

•	$12.6 million of lower costs related to our restatement and re-audit of prior financial information (zero in 2004 and $12.6 million in 2003),

•	$10.2 million of lower charges for asset impairments, and

•	$2.6 million of lower costs associated with restaurant closures and refurbishments, partially offset by:

•	$9.0 million of higher costs associated with the termination of our corporate lease ($9.0 million in 2004 and zero in 2003),

•	$2.4 million of higher costs associated with the independent investigation and subsequent shareholder litigation, and

•	$0.2 million of lower gains on sale of assets.
      See Note 18 to our Consolidated Financial Statements for a description of shareholder litigation and other expenses, net for 2005, 2004 and 2003.

Operating Profit (Loss)
      On a consolidated basis, operating losses were $19.4 million in 2004, a $0.3 million improvement when compared to 2003. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

			Favorable
			(Unfavorable)	As a
(dollars in millions)	2004	2003	Fluctuation	Percent

Franchise operations	$43.7	$45.9	$(2.2)	(4.8)%
Company-operated restaurants	—	(9.4)	9.4	n/a
Corporate	(63.1)	(56.2)	(6.9)	(12.3)%

Total	$(19.4)	$(19.7)	$0.3	n/a

      Our franchise operations include an allocation of direct and indirect overhead charges incurred by our corporate operations of $22.2 million in 2004, and $14.1 million in 2003. Our company-operated restaurants include an allocation of direct and indirect overhead charges incurred by our corporate operations of $3.0 million in 2004, and $2.0 million in 2003.
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
      The $2.2 million unfavorable fluctuation in operating profit associated with our franchise operations was principally due to higher corporate allocations for information technology costs, partially offset by higher franchise revenues.
      The $9.4 million favorable fluctuation in operating losses associated with our company-operated restaurants was principally due to lower impairments of long-lived assets.
      The $6.9 million unfavorable fluctuation in operating losses associated with our corporate headquarters was principally due to (1) higher general and administrative expenses, as discussed above; and (2) higher lease termination costs which are included within “shareholder litigation and other expenses, net;” partially offset by (3) lower restatement costs which are also included within “shareholder litigation and other expenses, net.”
Interest Expense, Net
      Interest expense, net was $5.5 million in 2004, a $0.2 million increase from 2003. The increase was primarily due to:

•	$0.8 million of lower interest income, and

•	$0.5 million of higher costs associated with the amortization and write-off of debt issuance costs, partially offset by:

•	$1.1 million of lower interest on debt in 2004 as compared to 2003 due to lower debt balances.
      During 2004, our outstanding indebtedness associated with continuing operations dropped from $130.1 million at the start of fiscal 2004, to $92.4 million at the end of fiscal 2004.

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
      From an operational perspective, during 2004, we recognized: (1) a net loss of $6.4 million relating to Cinnabon compared to a net loss of $20.3 million in 2003; (2) net income of $25.1 million relating to Church’s compared to net income of $28.9 million in 2003 and (3), in 2003, a $0.9 million net loss relating to Seattle Coffee. Included in the Cinnabon net loss for 2003 is the write-off of $26.2 million of intangible assets.
Cumulative Effect of an Accounting Change, Net of Income Taxes
      In 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”). FIN 46R addresses the consolidation of those entities in which (1) the equity investment at risk does not provide its holders with the characteristics of a controlling financial interest or (2) the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. For such entities, a controlling financial interest cannot be identified based upon voting equity interests. FIN 46R refers to such entities as variable interest entities (“VIEs”). FIN 46R requires consolidation of VIEs by their primary beneficiary. In conjunction with its adoption of FIN 46R, the Company recorded a cumulative effect adjustment that decreased net income in 2004 by $0.5 million (of which $0.2 million, after tax, relates to continuing operations).
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

Liquidity and Capital Resources
      We finance our business activities primarily with:

•	cash flows generated from our operating activities, and

•	borrowings under our 2005 Credit Facility.
      Based upon our current level of operations, our existing cash reserves and short-term investments (collectively, $39.1 million available as of December 25, 2005), and available borrowings under our 2005 Credit Facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures for 2006.
      Our strong financial position allows us to pursue our growth strategies. Our priorities in the use of available cash are:

•	reinvestment in our core business activities,

•	repurchase of shares, and

•	pay down of excess indebtedness.
      Our investment in core business activities includes the re-imaging of our company-operated restaurants, building of new company-operated restaurants, strategic acquisitions of franchised restaurants, marketing initiatives, and franchisee support systems.
Operating and Financial Outlook for 2006
      Fiscal 2006 will consist of 53 weeks. For 2006, we estimate full-year total domestic same-store sales growth (blended growth including both company-operated and franchised restaurants) to be between 2.0%-3.0%.
      During 2006, we expect 130-140 new restaurant openings within our global restaurant system, including two-four new company-operated restaurants. We estimate that approximately 60% of these openings will be in our domestic system and approximately 40% will be in our international system. During 2006, we also expect 65-75 permanent restaurant closings within our global system.
      Of the 21 company-operated restaurants that remained closed at December 25, 2005 due to the effects of Hurricane Katrina, the Company expects to re-open 8-12 of those restaurants during fiscal 2006. The remaining company-operated restaurants will be evaluated to determine which restaurants will be re-opened at their current site, relocated, or permanently closed. That evaluation will be significantly influenced by governmental plans for revitalization and re-settlement of New Orleans, which will become clearer over time. Collectively, the estimated annualized sales for the 21 company-operated restaurants that remained closed at December 25, 2005 is approximately $24.9 million.
      We had 154 franchised restaurants in Korea as of December 25, 2005 as compared to 186 at December 26, 2004. The decline in the number of Korean restaurants was primarily due to weak financial and operating performance by our master franchisee in that country. We agreed to abate the entire 3% royalty due to be paid to us by that franchisee for the last two quarters of 2005 and to abate one-third of the royalties to be paid to us during the first two quarters of 2006. We estimate that this relief will approximate $0.3 million in the first half of 2006. We continue to work with that franchisee to address challenges facing its restaurants and those of sub-franchisees concerning sales growth and profitability, and to otherwise strengthen our franchise system in that country. We expect this adverse trend to continue throughout 2006.
      During 2006, we expect significant declines in our general and administrative expenses from 2005 levels due to the favorable effects that we expect from our restructuring plan (described in Note 24 to our Consolidated Financial Statements). Our general and administrative expenses for 2005 included costs associated with terminated employee positions, significant severance costs associated with the resignation of three senior officers, and contract termination costs associated with certain outsourcing arrangements. These costs should be non-recurring in 2006.
      During 2005, we set forth our goal of reducing general and administrative expenses through the elimination of costs associated with our corporate center where AFC historically provided shared services to its multiple brands. During 2005, our general and administrative expenses totaled $68.7 million, which was elevated from a more normalized level due to various one-time costs associated with this initiative. We expect our 2006 total general and administrative expenses to be much lower than 2005 and range between $46.0 — $48.0 million which includes $0.9 million associated with our adoption of SFAS 123R.
      Under the heading “Risks Factors” in Item 1A of this Annual Report, we discuss various factors that could adversely impact us and hinder our ability to achieve our projected results, including general economic factors and competition from the dominant brands in the QSR industry.
Contractual Obligations
      The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 25, 2005:

						There-
(in millions)	2006	2007	2008	2009	2010	after	Total

Long-term debt, excluding capital leases(1)	$14.7	$1.5	$1.9	$1.9	$43.7	$127.1	$190.8
Leases(2)	5.8	5.5	5.5	4.6	3.9	41.7	67.0
Copeland formula agreement(3)	3.1	3.1	3.1	3.1	3.1	55.3	70.8
Information technology outsourcing — IBM(3)	2.2	1.8	1.8	—	—	—	5.8
King Features agreements(3)	1.0	1.0	1.0	1.0	0.5	—	4.5

Total	$26.8	$12.9	$13.3	$10.6	$51.2	$224.1	$338.9

(1)	See Note 9 to our Consolidated Financial Statements.

(2)	Of the $67.0 million of minimum lease payments, $66.0 million of those payments relate to operating leases and the remaining $1.0 million of payments relate to capital leases. See Note 10 to our Consolidated Financial Statements.

(3)	See Note 16 to our Consolidated Financial Statements.
Share Repurchase Program
      Effective July 22, 2002, as amended on October 7, 2002, the Company’s board of directors approved a share repurchase program of up to $100.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During 2002, the Company repurchased and retired 3,692,963 shares of common stock for approximately $77.9 million under this program. No repurchases were made during 2003 and 2004. During 2005, the Company repurchased and retired 1,542,872 shares of common stock for approximately $19.5 million under this program.
      Subsequent to the end of fiscal 2005, from December 26, 2005 through February 19, 2006 (the end of the Company’s second period for 2006), the Company repurchased and retired an additional 172,263 shares of common stock for approximately $2.6 million. On February 17, 2006, the Company’s board of directors approved a $15.0 million increase to the program. As of February 19, 2006, the maximum value of shares that may yet be repurchased under the program was $15.0 million.
Capital Expenditures
      Our capital expenditures consist of re-imaging activities associated with company-operated restaurants, new restaurant construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, investments in information technology, accounting systems and improvements at various corporate offices. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per restaurant basis typically cost between $70,000 and $160,000. Capital expenditures associated with new restaurant construction and rebuilding activities, typically cost, on a per restaurant basis, between $0.7 million and $1.0 million.
      During 2005, we invested $4.2 million in various capital projects, including $0.6 million in repairs and replacement of equipment associated with hurricane-damaged restaurants, $1.9 million in new and relocated restaurant locations, $0.4 million in Popeyes corporate office renovations, $0.7 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $0.2 million for information technology systems, and $0.4 million to complete other projects.
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
      Substantially all of our capital expenditures have been financed using cash provided from operating activities, proceeds from the sale of our company-operated restaurants to franchisees and borrowings under our bank credit facilities.
      With respect to the rebuilding and refurbishment of hurricane-damaged restaurants, we expect capital expenditures of $2.5 — $3.0 million during 2006. We anticipate the building of 2-4 new company-operated restaurants during 2006, with associated capital expenditures of $2.0 — $4.0 million. As to all other capital expenditures during 2006 (for re-imagings, equipment upgrades, and information technology system upgrades), we expect such costs to range from $2.5 — $3.5 million.
      From time-to-time, we consider the re-acquisition of franchised restaurants. As of the date of this filing, we have a nonbinding letter of intent to purchase 13 restaurants from one of our domestic franchisees. The expected purchase price, transaction costs, and additional expected capital costs associated with the refurbishment of certain of those restaurants, are expected to be approximately $8.0 — $8.5 million of cash and the assumption of $5.0 million of debt. We expect to use these restaurants, which are geographically concentrated, to form a new company market; however, there is no guarantee that we will enter into a definitive agreement, and if we do, that the transaction will close on these terms, or at all.
Effects of Hurricane Katrina and Insurance Proceeds
      The Company maintains insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, loss of product, and business interruption. The Company’s insurance policy entitles it to receive reimbursement for approximate replacement value for the damaged real and personal property as well as business interruption losses. The insurance coverage is limited to $25.0 million, with a $10.0 million flood sub limit. The Company is responsible for a deductible equal to 5% of the total insured value.
      As of December 25, 2005, the Company has recorded a receivable for insurance recoveries to the extent losses have been incurred and the realization of a related insurance claim, net of applicable deductibles, is probable. The receivable includes $4.4 million associated with property losses and $1.2 million associated with business interruption. Accruals for business interruption do not include certain amounts for which recovery under the insurance policy is uncertain. As for these additional amounts, the Company cannot reasonably estimate the net proceeds to be recovered. The Company is unable to determine when the insurance claim process will be finalized.

Off-Balance Sheet Arrangements
      SMS Indemnity Agreement. In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Company and its Popeyes franchisees, SMS has entered into purchase contracts with chicken suppliers. The contracts which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. These contracts include volume purchase commitments that are adjustable at the election of SMS (which is done in consultation with and under the direction of the Company and its Popeyes franchisees). In a given year, that year’s commitment may be adjusted by up to 10%, if notice is given within specified time frames; and the commitment levels for future years may be adjusted based on revised estimates of need, whether due to restaurant openings and closings, changes in SMS’s membership, changes in the business, or changes in general economic conditions.
      The estimated minimum level of purchases under these contracts is $158.9 million for 2006, $169.4 million for 2007, and $179.5 million for 2008. AFC has agreed to indemnify SMS for any shortfall between actual purchases by the Popeyes system and the annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. The indemnification has not been recorded as an obligation in the Company’s balance sheets. The Company does not expect any material loss to result from the indemnification because it does not believe that performance, on its part, will be required.
      AFC Loan Guarantee Programs. In March 1999, we implemented a program to assist qualified current and prospective franchisees in obtaining the financing needed to purchase or develop franchised restaurants at competitive rates. Under the program, we guarantee up to 20% of the loan amount toward a maximum aggregate liability for the entire pool of $1.0 million. For loans within the pool, we assume a first loss risk until the maximum liability for the pool has been reached. Such guarantees typically extend for a three-year period. As of December 25, 2005, approximately $3.0 million was borrowed under this program, of which we were contingently liable for approximately $0.7 million in the event of default.
      In November 2002, we implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. Under the program, we assume a first loss risk on the portfolio up to 10% of the sum of the original funded principal balances of all program loans. As of December 25, 2005, approximately $1.5 million was borrowed under this program, of which we were contingently liable for approximately $0.2 million in the event of default.
      These loan guarantees have not been recorded as an obligation in our consolidated balance sheets. We do not expect any material loss to result from these guarantees because we do not believe that any indemnity under this agreement will be necessary.
Long Term Debt
      2005 Credit Facility. On May 11, 2005, we entered into a bank credit facility (the “2005 Credit Facility”) with J.P. Morgan Chase Bank and certain other lenders, which consists of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan.
      The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the revolving credit facility may fluctuate because of changes in certain financial leverage ratios and our compliance with applicable covenants of the 2005 Credit Facility. We also pay a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the revolving credit facility.
      At the closing of the 2005 Credit Facility, we drew the entire $190.0 million term loan and applied approximately $57.4 million of the proceeds to pay off its 2002 Credit Facility, to pay fees associated with that facility, and to pay closing costs associated with the new facility. The remaining proceeds were used to fund a portion of our special cash dividend and for general corporate purposes.

      The 2005 Credit Facility is secured by a first priority security interest in substantially all of our assets. The 2005 Credit Facility contains financial and other covenants, including covenants requiring us to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to our franchisees or guaranteed on their behalf. This facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.
      Under the terms of the revolving credit facility, we may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of December 25, 2005, we had $5.0 million of outstanding letters of credit. As of December 25, 2005, availability for other short-term borrowings and letters of credit was $30.0 million.
      In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, we are subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. Whenever any prepayment is made, subsequent scheduled payments of principal are ratably reduced.
      As of December 25, 2005, we were in compliance with the financial and other covenants of the 2005 Credit Facility. As of December 25, 2005, our weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 6.4%.
      2005 Interest Rate Swap Agreements. Effective May 12, 2005, we entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Pursuant to these agreements, we pay a fixed rate of interest and receive a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. During 2005, the net interest expense associated with these agreements was $0.4 million. These agreements are accounted for as a hedge. At December 25, 2005, the fair value of these agreements was $1.7 million and it was recorded as a component of other long term assets, net.
      2002 Credit Facility. On May 23, 2002, we entered into a bank credit facility (the “2002 Credit Facility”) with J.P. Morgan Chase Bank, Credit Suisse First Boston and certain other lenders, which consisted of a $75.0 million, five-year revolving credit facility, a $75.0 million, five-year Tranche A term loan and a $125.0 million, seven-year Tranche B term loan.
      The term loans and the revolving credit facility bore interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Based CD rate) plus an applicable margin as specified in the facility, and adjusted pursuant to amendments to the facility. Our weighted average interest rate for all outstanding indebtedness under the 2002 Credit Facility at December 26, 2004 and December 28, 2003 was 5.82% and 4.04%, respectively. We also paid a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the revolving credit facility.
      During 2003, we made prepayments of approximately $8.2 million associated with the cash flow provisions described above and $60.5 million associated with the sale of Seattle Coffee. During 2004, we made prepayments of approximately $16.5 million associated with the sale of Cinnabon, $2.8 million associated with the closing out of a collateral account established in conjunction with the Seattle Coffee sale, and $10.0 million in anticipation of the Church’s sale. During 2005, we paid off all outstanding balances of the 2002 Credit Facility.

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
      Foreign Currency Exchange Rate Risk. We are exposed to currency risk from the potential changes in foreign currency rates that directly impact our revenues and cash flows from our international franchise operations. In 2005, franchise revenues from these operations represented approximately 8.2% of our total franchise revenues. For each of 2005, 2004 and 2003, foreign-sourced revenues represented 4.5%, 4.0% and 4.5% of our total revenues, respectively. As of December 25, 2005, approximately $0.5 million of our accounts receivable were denominated in foreign currencies.
      Interest Rate Risk. Our net exposure to interest rate risk consists of our borrowings under our 2005 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of December 25, 2005, the balances outstanding under our 2005 Credit Facility totaled $189.5 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2005 Credit Facility would be approximately $1.9 million ($0.6 million taking into account our interest rate swap agreements).
Critical Accounting Policies
      Our significant accounting policies are presented in Note 2 to our Consolidated Financial Statements. Of our significant accounting policies, we believe the following involve a higher degree of risk, judgment and/or complexity. These policies involve estimations of the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations or financial condition. Changes in the estimates and judgments could significantly affect our results of operations, financial condition and cash flows in future years.
      Hurricane Katrina. As discussed at Note 17 to our Consolidated Financial Statements, during the last week of August 2005, the Company’s business operations in Louisiana, Mississippi, and Alabama were adversely impacted by Hurricane Katrina. As it relates to the operations of our company-operated restaurants segment, 36 restaurants were closed for at least one day as a result of the hurricane. Certain of the restaurants have been permanently closed and others remain temporarily closed.
      The Company has recognized impairments associated with damaged restaurants in accordance with its policies for asset impairments discussed below. The Company has incurred several costs as a result of the hurricanes, including costs associated with its leasing arrangements for the adversely effected restaurants. The Company accounts for the future lease payments associated with idled facilities in accordance with EITF 01-10.
      The Company maintains insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, loss of product, and business interruption. The Company records a receivable for insurance recoveries to the extent losses have been incurred and the realization of a related insurance claim, net of applicable deductibles, is probable. Accruals for business interruption do not include certain amounts for which recovery under the insurance policy is uncertain.
      The accounting for the above matters involves significant estimates by management. These estimates will be subject to revision as events proceed forward with the repopulating of New Orleans, the refurbishment of our restaurants, resolution of certain disputed lease provisions, and the processing of claims with our insurance carrier.
      Consolidation of Variable Interest Entities. In accordance with FIN 46R, we consolidate entities that we determine (1) to be a variable interest entity (“VIE”) and (2) AFC to be that entity’s primary beneficiary. In the first quarter of 2004, upon adoption of FIN 46R, we evaluated several of our business relationships that indicated that the other party might be a VIE; and subsequent to that time we continue to evaluate various relationships as circumstances change. Determination of whether an entity is a VIE and whether we are its primary beneficiary involves the exercise of judgment. See Note 2 to the Consolidated Financial Statements for a discussion of our VIE relationships and the impact of consolidating certain VIEs.
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
      Impairment of Goodwill and Trademarks. We evaluate goodwill and trademarks for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. Our impairment evaluation includes a comparison of the fair value of our reporting units with their carrying value. Our reporting units are our business segments. Intangible assets, including goodwill, are allocated to each reporting unit. The estimated fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. We estimate the fair value of our reporting units using a discounted cash flow model or market price, if available. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in our current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If a reporting unit’s carrying value exceeds its fair value, goodwill and trademarks are written down to their implied fair value.
      Allowances for Accounts and Notes Receivable and Contingent Liabilities. We reserve a franchisee’s receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that we may or may not collect the balance due. In the case of notes receivable, we perform this evaluation on a note-by-note basis, whereas this analysis is performed in the aggregate for accounts receivable. Using this methodology, we have an immaterial amount of receivables that are past due that have not been reserved for at December 25, 2005. See Note 2 to the Consolidated Financial Statements for information concerning activity in our allowance account for accounts relievable. We evaluate our notes receivable for uncollectibility each reporting period, on a note-by-note basis. We provide for an allowance for uncollectibility based on such reviews.
      As a result of closed restaurant sites and unit conversions, we remain liable for certain lease obligations, assignments and guarantees. We record a liability for our exposure under these circumstances when such exposure is probable and estimable. At December 25, 2005, we have recorded a liability for our exposure, which we consider to be probable and estimable.
      With respect to litigation matters, we similarly reserve for such contingencies when we are able to assess that an expected loss is both probable and reasonably estimable.
      Leases. The Company accounts for leases in accordance with SFAS No. 13, Accounting for Leases, and other related authoritative guidance. When determining the lease term, the Company often includes option periods for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property.
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
      Income Tax Valuation Allowances and Tax Reserves. As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events that may impact our ultimate payment for such exposures. Currently, the IRS is reviewing our U.S. tax returns for years 2000, 2001 and 2002 which we amended during 2004. Presently, we do not believe that we have any tax matters that could have a material adverse effect on our financial position, results of operations or liquidity.
      See Note 20 to the Consolidated Financial Statements for a further discussion of our income taxes.
Accounting Standards Adopted in 2005
      None.
Accounting Standards That We Have Not Yet Adopted
      For a discussion of recently issued accounting standards that we have not yet adopted, see Note 3 to our Consolidated Financial Statements. That note is hereby incorporated by reference into this Item 7.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Information about market risk can be found in Item 7 of this report under the caption “Market Risk” and is hereby incorporated by reference into this Item 7A.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Our Consolidated Financial Statements can be found beginning on Page F-1 of this Annual Report and the relevant portions of those statements and the accompanying notes are hereby incorporated by reference into this Item 8.

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

(b)	Our Evaluation of AFC’s Disclosure Controls and Procedures
      We evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of the end of our fiscal year 2005, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO.
      Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2005 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(c)	Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a– 15(f) and 15d– 15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management believes that as of December 25, 2005, the Company’s internal control over financial reporting is effective.
      Grant Thornton, LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report can be found in section (e) below.

(c)	Changes in Internal Control Over Financial Reporting
      During the fourth quarter of 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(e)	Report of Independent Registered Public Accounting Firm
Board of Directors and
Shareholders of AFC Enterprises, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that AFC Enterprises, Inc. maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AFC Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
      In our opinion, management’s assessment that AFC Enterprises, Inc. maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the Internal Control — Integrated Framework issued by the COSO. Also in our opinion, AFC Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of AFC Enterprises, Inc. as of December 25, 2005, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year then ended and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Atlanta, Georgia March 8, 2006

Item 9B.	OTHER INFORMATION
      None.

PART III.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officer and Director Biographies
      The following provides information about our directors as of the date of this filing.
      Frank J. Belatti, age 58, has served as our Chairman of the Board since we commenced operations in November 1992, following the reorganization of our predecessor. From November 1992 until August 2005, Mr. Belatti also served as our Chief Executive Officer. Mr. Belatti served as our interim Chief Financial Officer from April 28, 2003 until January 2004. From 1990 to 1992, Mr. Belatti was employed as President and Chief Operating Officer of HFS, the franchisor of hotels for Ramada and Howard Johnson. From 1989 to 1990, Mr. Belatti was President and Chief Operating Officer of Arby’s, Inc., and from 1985 to 1989 he served as the Executive Vice President of Marketing at Arby’s. From 1986 to 1990, Mr. Belatti also served as President of Arby’s Franchise Association Service Corporation, which created and developed the marketing programs and new products for the Arby’s system. Mr. Belatti received the 1999 Entrepreneur of the Year Award from the International Franchise Association. Mr. Belatti serves as a member of the board of directors of Radio Shack Corporation and the Georgia Campaign for Adolescent Pregnancy Prevention. He also serves as Chairman of the Board of Councilors at The Carter Center.
      Victor Arias, Jr., age 49, has served as a director since May 2001. Mr. Arias is a partner with Heidrick & Struggles, an executive search firm. From April 2002 until November 2004, Mr. Arias was an executive search consultant with Spencer Stuart. From 1996 until April 2002, Mr. Arias was Executive Vice President and Regional Marketing Director of DHR International, an executive search firm. From 1993 to 1996, Mr. Arias was Executive Vice President and National Marketing Director of Faison-Stone, a real estate development company. From 1984 to 1993, Mr. Arias was Vice President of La Salle Partners, a corporate real estate services company. He currently serves on the board of trustees of Stanford University.
      Carolyn Hogan Byrd, age 57, has served as a director since May 2001. Ms. Byrd founded GlobalTech Financial, LLC, a financial services and consulting company headquartered in Atlanta, Georgia, in May 2000 and currently serves as chairman and chief executive officer. From November 1997 to October 2000, Ms. Byrd served as president of The Coca-Cola Financial Corporation. From 1977 to 1997, Ms. Byrd served in a variety of domestic and international positions with The Coca-Cola Company. Ms. Byrd currently serves on the board of directors of Rare Hospitality, Inc., The St. Paul Companies, Inc. and Circuit City Stores, Inc.
      R. William Ide, III, age 65, has served as a director since August 2001. Mr. Ide presently is a partner with the law firm of McKenna Long Aldridge, an Atlanta, Georgia law firm. From July 2001 to July 2002, Mr. Ide provided legal services and business consulting through the offices of R. William Ide. From 1996 to June 2001, Mr. Ide served as Senior Vice President, Secretary and General Counsel of Monsanto Corporation. From 1993 to 1996, Mr. Ide was a partner with Long, Aldridge & Norman, an Atlanta, Georgia law firm. Mr. Ide served as Counselor to the United States Olympic Committee from 1997 to 2001, was president of the American Bar Association from 1993 to 1994 and served on the board of directors of the American Arbitration Association. Mr. Ide also serves as a trustee of Clark Atlanta University. Mr. Ide serves as a director on the board of the Albemarle Company, a publicly traded company on the New York Stock Exchange. He also serves on the Audit Committee and Corporate Governance Committee for the Albemarle Company.
      Kelvin Pennington, age 47, has served as a director since May 1996. Since 1990, Mr. Pennington has served as President of Pennington Partners & Co. which owns PENMAN Partners, the management company for PENMAN Private Equity and Mezzanine Fund, L.P. From 1982 to 1990, Mr. Pennington served in a variety of management positions for Prudential Capital Corporation, including Vice President of Corporate Finance.
      John Roth, age 47, has served as a director since April 1996. Mr. Roth joined Freeman Spogli & Co. in March 1998 and became a principal in 1993. From 1984 to 1988, Mr. Roth was employed by Kidder,

Peabody & Co. Incorporated in the Mergers and Acquisitions Group. Mr. Roth also serves as a member of the board of directors of Asbury Automotive Group, Inc. and Gregg Appliances, Inc.
      Peter Starrett, age 58, has served as a director since September 1998. In August 1998, Mr. Starrett founded Peter Starrett Associates, a retail advisory firm, and currently serves as its President. From 1990 to 1998, Mr. Starrett served as the President of Warner Bros. Studio Stores Worldwide. Previously, he held senior executive positions at both Federated Department Stores and May Department Stores. Mr. Starrett also serves on the boards of directors of Guitar Center, Inc., Pacific Sunwear, Inc., and Gregg Appliances, Inc.
      Our directors will hold office until the 2006 annual meeting of shareholders when their successors are elected and qualified.
      Information about our executive officers can be found at Item 4A of this Annual Report and is incorporated herein by reference.
Audit Committee and Audit Committee Financial Expert
      The Audit Committee of our Board of Directors is composed of Carolyn Hogan Byrd, R. William Ide, III and Kelvin J. Pennington, with Ms. Byrd serving as the chairperson of the Committee. All of the Audit Committee members are independent within the meaning of the applicable SEC and Nasdaq National Market rules. Our Board of Directors has determined that Mr. Pennington is an audit committee financial expert within the meaning of applicable SEC rules.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC reports of ownership and changes in ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished to us or written representations that no other reports were required, we believe that during 2005, all of our directors, executive officers and greater than 10% beneficial owners complied with these requirements.
Code of Ethics
      We have adopted a code of ethics for the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer or other persons performing equivalent functions (the “Code of Ethics”). The Code of Ethics is available on our website at www.afce.com under the “Investor Information — Corporate Governance” caption. Any amendments to the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION
      The following table sets forth the compensation received for services rendered to us by Kenneth L. Keymer, our current Chief Executive Officer, Frank J. Belatti, who served as our Chief Executive Officer until August 31, 2005, and the other four most highly compensated executive officers whose salary and bonus exceeded $100,000 for 2005. We refer to these individuals as our named executive officers.
Summary Compensation Table

					Long-Term Compensation
		Annual			Restricted	Securities	All Other
Name and Principal		Compensation		Other Annual	Stock	Underlying	Compensation
Position	Year	Salary	Bonus(1)	Compensation(2)	Awards(3)	Options(#)(4)	(5)

Frank J. Belatti	2005	$439,096	$605,250	$15,874	$—	—	$1,435,345
Chairman of the	2004	575,000	—	21,980	—	—	7,924
Board	2003	574,999	—	21,908	—	—	4,279
Kenneth L. Keymer	2005	465,768	450,000	23,766	—	50,000	21,135
Chief Executive	2004	242,307	145,385	2,903	1,047,500	100,000	46,715
Officer	2003	—	—	—	—	—	—
H. Melville Hope, III	2005	244,415	521,475	15,000	310,320	—	5,156
Chief Financial	2004	229,366	76,200	14,365	—	25,000	5,056
Officer	2003	135,692	20,750	7,711	—	—	2,461
James W. Lyons	2005	234,000	84,240	10,000	247,700	—	4,200
Chief Development	2004	103,846	60,200	4,615	—	—	29,889
Officer	2003	—	—	—	—	—	—
Robert Calderin	2005	275,000	136,375	10,634	247,700	—	60,124
Chief Marketing	2004	—	—	—	—	—	—
Officer	2003	—	—	—	—	—	—
Harold M. Cohen	2005	220,000	429,000	12,288	272,470	—	4,200
General Counsel	2004	186,480	90,866	10,000	—	25,000	4,100
	2003	180,002	8,250	9,077	—	—	3,797

(1)	Includes retention bonuses in 2005 in the amount of $395,250 for Mr. Hope and $330,000 for Mr. Cohen under the terms of their respective agreements with the Company. Includes bonuses under the Company’s Short-Term Incentive Plan in 2005 in the amount of $605,250 for Mr. Belatti, $450,000 for Mr. Keymer; $126,225 for Mr. Hope; $99,000 for Mr. Cohen; $84,240 for Mr. Lyons; and $111,375 for Mr. Calderin. Includes bonuses under the Company’s Revised Adjusted Short Term Incentive Plan in 2004 for Mr. Keymer in the amount of $145,385, for Mr. Hope in the amount of $76,200, for Mr. Cohen in the amount of $90,866 and for Mr. Lyons in the amount of $35,200. Includes bonuses under the Company’s Short Term Incentive Plan in 2003 for Mr. Hope in the amount of $20,750 and for Mr. Cohen in the amount of $8,250. Includes a $25,000 signing bonus for Mr. Lyons in 2004 and $25,000 for Mr. Calderin in 2005.

(2)	Includes amounts under our flexible perk allowance program, costs of an annual physical and certain club dues.

(3)	During 2005, Messrs. Hope, Cohen, Lyons, and Calderin were granted 12,000, 11,000, 10,000 and 10,000 shares of restricted stock, respectively. The restricted stock awards vest over three years at a rate of 33.3% per year on the anniversary date of the grant. During 2004, Mr. Keymer was granted 50,000 shares of restricted stock. As modified, Mr. Keymer’s restricted stock award vests at a rate of 10% during 2005 and the remainder over three years at a rate of one third of the remainder per year on each January 26, beginning January 26, 2006. In the event that any dividends are paid with respect to our common stock in the future, dividends will be paid on the shares of restricted stock at the same rate. The value of restricted stock awards shown in the table is as of the respective dates of grant.

As of December 25, 2005, the total number of unvested restricted stock awards outstanding and the fair market values of the stock were as follows: Mr. Keymer — 45,000 shares ($687,600); Mr. Hope — 12,000 shares ($183,360); Mr. Cohen — 11,000 shares ($168,080); Mr. Lyons — 10,000 shares ($152,800); and Mr Calderin — 10,000 shares ($152,800).

(4)	During 2005, in connection with the declaration of the special cash dividend discussed at Note 13 to our Consolidated Financial Statements, our Board of Directors approved adjustments to outstanding options under the Company’s employee stock option plans. The modifications adjusted the exercise price and the number of shares associated with each employee’s outstanding stock options to preserve the intrinsic value of the options after the special cash dividend. Grants shown in the table are the actual grants offered.

(5)	Includes a payment in the amount of $1,427,421 to Mr. Belatti in 2005 (equal to the present value of the deferred compensation benefits that Mr. Belatti was entitled to receive under the Company’s Supplemental Benefit Plan which was terminated as of February 15, 2005). Includes insurance premiums we paid for term life insurance policies for Mr. Belatti in the amount of $7,924 in 2005 and 2004 and $4,279 in 2003, for Mr. Keymer in the amount of $3,251 in 2005 and $1,083 in 2004 and for Mr. Hope in the amount of $956 in 2005 and 2004. Includes matching contributions that we made pursuant to our 401(k) Savings Plan for Mr. Hope in the amount of $4,200 in 2005, $4,100 in 2004 and $2,461 in 2003, for Mr. Cohen in the amount of $4,200 in 2005, $4,100 in 2004 and $3,797 in 2003, and for Mr. Lyons in the amount of $4,200 in 2005 and $1,085 in 2004. Includes moving expenses for Mr. Keymer in the amount of $17,884 in 2005 and $45,632 in 2004, for Mr. Lyons in the amount of $28,804 in 2004 and for Mr. Calderin in the amount of $60,124 in 2005.

(6)	This table does not include $8,169 in 2005 and $13,548 in 2004 for Mr. Cohen and $26,240 in 2005 for Mr. Lyons as payouts of deferred compensation under the Company’s Deferred Compensation Plan.
Option Grants During 2005
      The following table provides summary information regarding stock options granted during fiscal 2005 to each of our named executive officers. The potential realizable value is calculated assuming that the fair market value of our common stock appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. The assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate of the future prices or market value of our common stock.

Potential Realizable
		Percent of			Value at Assumed
	Number of	Total			Annual Rates of Stock
	Securities	Options			Price Appreciation for
	Underlying	Granted to	Exercise		Option Term(1)
	Options	Employees in	or Base	Expiration
Name	Granted(2)	Fiscal Year	Price	Date	5%($)	10%($)

Frank J. Belatti	—	—	—	—	—	—
Kenneth L. Keymer	50,000	100%	$13.26	9/1/2012	$269,907	$1,291,999
H. Melville Hope, III	—	—	—	—	—	—
James W. Lyons	—	—	—	—	—	—
Robert Calderin	—	—	—	—	—	—
Harold M. Cohen	—	—	—	—	—	—

(1)	The amounts shown only represent assumed rates of appreciation. They are not intended to forecast future appreciation. Actual gains, if any, on stock option exercises will depend upon future performance of our stock. There can be no assurance that the amounts reflected in these columns will be achieved or, if achieved, will exist at the time of any option exercise. In addition, these amounts do not take into consideration certain terms of the options, such as nontransferability, vesting requirements or termination following a termination of employment.

(2)	Option grants were made under the 2002 Incentive Stock Plan and vest 25% each year for four years.

Aggregated Option Exercises During 2005 and Fiscal Year-End Option Values
      The following table provides summary information concerning exercises of stock options by each of our named executive officers during fiscal 2005 and the shares of common stock represented by outstanding options held by each of our named executive officers as of December 25, 2005. The values of unexercised options at fiscal year-end is based upon $15.28, the fair market value of our common stock at December 23, 2005 (the closing price of our common stock on Nasdaq on the last trading day of fiscal 2005), less the exercise price per share.

			Number of Securities		Value of Unexercised In-the-
			Underlying Unexercised		Money Options at Fiscal
	Shares		Options at Fiscal Year-End		Year-End
	Acquired or
Name	Exercised	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Frank J. Belatti	2,917,437	$19,511,341	357,844	57,735	$1,580,395	$42,147
Kenneth L. Keymer	—	—	48,112	194,338	$197,740	$694,229
H. Melville Hope, III	—	—	12,028	36,085	$49,435	$148,309
James W. Lyons	—	—	—	—	—	—
Robert Calderin	—	—	—	—	—	—
Harold M. Cohen	24,663	$118,886	12,630	40,295	$9,220	$151,383
Employment Agreements
      Frank J. Belatti. On August 31, 2005, we entered into an amended employment agreement, effective as of August 31, 2005, with Mr. Belatti that provides for the terms of Mr. Belatti’s employment as Chairman of the Board. The agreement is for a term of one year ending on August 31, 2006, at which time the agreement will be automatically extended for an additional period terminating on the date of the Company’s 2007 Annual Meeting, unless the Company or Mr. Belatti provide written notice of non-extension to the other at least thirty days prior to the expiration of the term of the agreement or the agreement is otherwise terminated pursuant to the agreement. The agreement provides for (1) the payment of Mr. Belatti’s severance package under his former employment agreement as Chief Executive Officer of the Company (other than the acceleration of his unvested options), (2) a base salary of $150,000, (3) health and welfare benefits under the Company’s regular and ongoing plans, (4) reimbursement of expenses for office and support services up to $50,000 per year, and (5) a tax gross up if Mr. Belatti is obligated to pay certain excise taxes under the tax code. The agreement provides that in the event of a termination without cause or if Mr. Belatti is not re-elected to the Board at the Annual Meeting during the term of the agreement, that the Company will pay to Mr. Belatti his full annual base salary for the year of termination ($150,000) less any amount of such base salary that has been previously paid to him and that the vesting of his unvested stock options will accelerate. The agreement also contains covenants regarding confidentiality and non-competition and dispute resolution clauses.
      Kenneth L. Keymer. On August 31, 2005, we entered into an employment agreement, effective as of September 1, 2005, with Mr. Keymer that provides for the terms of Mr. Keymer’s employment as Chief Executive Officer of the Company and provides for an initial base salary of $500,000 plus a $15,000 flex perk bonus. The term of the employment agreement is for two years and four months commencing on September 1, 2005 and ending on December 30, 2007 with an automatic extension for successive one-year periods following the expiration of each term, unless the Company or Mr. Keymer provide written notice of non-extension to the other at least thirty days prior to the expiration of the term of the agreement. The employment agreement provides for an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. Pursuant to the amended and restated employment agreement, Mr. Keymer was granted 50,000 options to purchase the Company’s common stock on September 1, 2005 that will vest over four years with the option price to be the fair market value on the date of the grant. The vesting schedule for Mr. Keymer’s outstanding, unvested restricted stock grants was revised by the agreement to provide for vesting over three years rather than vesting over four years. In the event of a termination without cause, Mr. Keymer will be entitled to receive an amount equal to one times his annual base salary, one times his target incentive bonus for the year in which the termination occurs, an additional prorated portion of his bonus for the year of termination and reimbursement for COBRA expenses for a period of the earlier of 18 months or

Mr. Keymer’s receiving comparable benefits from a new employer. If there is a change in control (as defined in the employment agreement) and within one year of the change in control, Mr. Keymer’s employment is terminated without cause, or there is a material diminution of or change in Mr. Keymer’s responsibilities, duties or title, or there is a material reduction or change in pay and benefits that is not part of a reduction in pay and benefits that applies to all executive officers of the Company, Mr. Keymer may terminate his employment and receive the same severance he would have received upon a termination without cause. The agreement also contains covenants regarding confidentiality and non-competition and dispute resolution clauses.
      H. Melville Hope, III. On March 4, 2004, we entered into an employment agreement, effective as of February 12, 2004, with Mr. Hope that provides for the terms of Mr. Hopes employment as Chief Financial Officer of the Company. The employment agreement provides for an initial base salary of $230,000 plus a $15,000 flex perk bonus. The initial term of the agreement ended December 31, 2004, but automatically extends for an additional year following the end of each year of employment, without further action by us or Mr. Hope, unless we or Mr. Hope provide written notice of non-extension to the other at least one year prior to the end of that year of employment. The employment agreement provides for an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. On March 28, 2005, we entered into an amendment to Mr. Hope’s employment agreement pursuant to which he was granted a stay bonus for a payment of a percentage of his base salary and a percentage of his 2005 target incentive pay if he remained employed by the Company through a specified date in 2005 or if he were terminated without cause prior to those specified dates. In the event of a termination without cause, Mr. Hope will be entitled to receive an amount equal to one times his annual base salary, one times his target incentive bonus for the year in which the termination occurs and the immediate vesting of any unvested rights of under any stock options or other equity incentive programs. If there is a change in control (as defined in the employment agreement) and within one year of the change in control, Mr. Hope’s employment is terminated without cause, or there is a material diminution of or change in Mr. Hope’s responsibilities, duties or title, Mr. Hope may terminate his employment and receive the same severance he would have received upon a termination without cause. The agreement also contains covenants regarding confidentiality and non-competition and dispute resolution clauses.
      Harold M. Cohen. On August 31, 2005, we entered into an employment agreement, effective as of September 1, 2005, with Mr. Cohen that provides for the terms of Mr. Cohen’s employment as Senior Vice President — Legal Affairs, General Counsel and Secretary. The employment agreement provides for an initial base salary of $220,000 plus a $15,000 flex perk bonus. The term of the employment agreement is for one year commencing on September 1, 2005 and ending on December 25, 2005 with an automatic extension for successive one-year periods following the expiration of each term, unless the Company or Mr. Cohen provide written notice of non-extension to the other at least thirty days prior to the expiration of the term of the agreement. The employment agreement provides for an annual incentive bonus that is based on our achievement of certain performance targets, fringe benefits and participation in our benefit plans. In the event of a termination without cause, Mr. Cohen will be entitled to receive an amount equal to one times his annual base salary, one times his target incentive bonus for the year in which the termination occurs and the immediate vesting of any unvested rights of under any stock options or other equity incentive programs. If there is a change in control (as defined in the employment agreement) and within one year of the change in control, Mr. Cohen’s employment is terminated without cause, or there is a material diminution of or change in Mr. Cohen’s responsibilities, duties or title, Mr. Cohen may terminate his employment and receive the same severance he would have received upon a termination without cause. The agreement also contains covenants regarding confidentiality and non-competition and dispute resolution clauses.
Compensation Committee Interlocks and Insider Participation
      For fiscal 2005, the People Services (Compensation) Committee established the compensation for all our executive officers. No member of the People Services (Compensation) Committee was an officer or employee of AFC or any of its subsidiaries during fiscal 2005 or any prior year. None of our executive officers currently serves on the compensation committee or board of directors of any other company of which any member of our People Services (Compensation) Committee is an executive officer.

Director Compensation
      Victor Arias, Jr., Carolyn Hogan Byrd, R. William Ide, III, Peter Starrett, and Kelvin J. Pennington receive a $15,000 annual retainer, $2,500 per board meeting, $1,000 per committee meeting ($1,500 for the Audit Committee) if a committee meeting is held on any day other than a day on which a board meeting is held and a $5,000 annual retainer ($10,000 for the Audit Committee) for serving as a committee chair. Each of those directors, except for Kelvin J. Pennington and Peter Starrett, received an initial grant of 5,000 options upon appointment to the board (with these options vesting over three years, conditioned upon continued service as a member of our board). Each of those directors will receive an annual grant of 5,000 options subject to the same terms. Our other non-employee directors who joined the board prior to our initial public offering and our employee directors receive no director compensation. All of our directors are reimbursed for reasonable expenses incurred in attending board meetings.
Stock Performance Graph
      The following stock performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group index for the period from March 2, 2001 through December 25, 2005 and further assumes the reinvestment of all dividends. Our common stock currently trades and has traded on the Nasdaq National Market since August 9, 2004 under the symbol “AFCE.” From August 18, 2003 to August 9, 2004, our stock traded on the National Quotation Service Bureau (commonly known as the “Pink Sheets”) as our stock was delisted from the Nasdaq National Market due to our inability to make certain required SEC filings timely as a result of the restatement of previously issued financial statements. From March 2, 2001 (the date of our initial public offering) to August 17, 2003, our stock traded on the Nasdaq National Market.

Company Name/ Index	3/2/2001	12/30/2001	12/29/2002	12/28/2003	12/26/2004	12/25/2005

AFC Enterprises, Inc.	$100	$168	$128	$117	$138	$169

S&P 500 INDEX	$100	$95	$73	$93	$104	$111

Peer Group	$100	$125	$114	$158	$210	$239

      Our Peer Group Index is now composed of the following quick service restaurant companies: CKE Restaurants, Inc., Jack In the Box, Inc., Papa Johns International Inc., Sonic Corp., Yum! Brands Inc. and Wendy’s International Inc.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
      The following table sets forth information known to us regarding the beneficial ownership of our common stock as of February 9, 2006 by:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
      Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after February 9, 2006 are deemed outstanding, while these shares are not deemed outstanding for computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address for those individuals for which an address is not otherwise indicated is: c/o AFC Enterprises, Inc., 5555 Glenridge Connector, NE, Suite 300, Atlanta, Georgia 30342.

      The percentages of common stock beneficially owned are based on 30,293,627 shares of common stock outstanding as of February 9, 2006.

	Shares
	Beneficially	Percentage
Name	Owned	of Class

Directors and Executive Officers:
Kenneth L. Keymer(1)	139,500	*
H. Melville Hope, III(2)	29,851	*
James W. Lyons	9,785	*
Robert Calderin	8,798	*
Harold M. Cohen(3)	32,496	*
Victor Arias, Jr.(4)	22,454	*
Frank J. Belatti(5)	780,794	2.5%
Carolyn Hogan Byrd(6)	26,454	*
R. William Ide, III(7)	24,454	*
Kelvin J. Pennington(8)	3,208	*
John M. Roth(9)	3,267,615	10.8%
Peter Starrett(10)	17,542	*
All directors and executive officers as a group (12 persons)(11)	4,362,951	14.1%

Five Percent Shareholders:
Baron Capital Group, Inc.(12)	2,250,000	7.4%
Cardinal Capital Management, LLC(13)	1,729,830	5.7%
Chilton Investment Company, LLC(14)	4,255,382	14.0%
Columbia Wanger Asset Management(15)	1,718,000	5.7%
Delta Partners LLC(16)	1,810,700	6.0%
Freeman Spogli & Co.(17)	3,267,615	10.8%
Morgan Stanley(18)	4,637,171	15.3%
Morgan Stanley Investment Management, Inc.(19)	3,131,740	10.3%
Skylands Capital, LLC(20)	1,540,298	5.1%

*	Less than 1% of the outstanding shares of common stock.

(1)	Includes 96,225 shares of common stock issuable with respect to options exercisable within 60 days of February 9, 2006.

(2)	Includes 19,245 shares of common stock issuable with respect to options exercisable within 60 days of February 9, 2006.

(3)	Includes 22,613 shares of common stock issuable with respect to options exercisable within 60 days of February 9, 2006.

(4)	Consists of 22,454 shares of common stock issuable with respect to options exercisable within 60 days of February 9, 2006. Mr. Arias’ business address is Heidrick & Struggles, 5950 Sherry Lane, Suite 400, Dallas, Texas 75225.

(5)	Includes 415,579 shares of common stock issuable with respect to options exercisable within 60 days of February 9, 2006. Also includes 194,476 shares of common stock held by four irrevocable trusts established by Mr. Belatti. Mr. Belatti’s business address is Equicorp Partners LLC, 3475 Piedmont Road, Suite 1660, Atlanta, Georgia 30305.

(6)	Includes 22,454 shares of common stock issuable with respect to options exercisable within 60 days of February 9, 2006. Ms. Byrd’s business address is GlobalTech Financial, LLC, 2839 Paces Ferry Road, Suite 810, Atlanta, Georgia 30339.

(7)	Includes 22,454 shares of common stock issuable with respect to options exercisable within 60 days of February 9, 2006. Mr. Ide’s business address is McKenna Long, 303 Peachtree Street NE, Suite 5300, Atlanta, Georgia 30308.

(8)	Consists of 3,208 shares of common stock issuable with respect to options exercisable within 60 days of February 9, 2006. Mr. Pennington’s business address is PENMAN Partners, 30 North LaSalle Street, Suite 1402, Chicago, Illinois 60602.

(9)	Mr. Roth is an officer, director and/or manager of entities that are general or limited partners of FS Equity Partners III, L.P., FS Equity Partners International, L.P., and FS Equity Partners IV, L.P., and may be deemed to be the beneficial owner of the 3,267,615 shares of common stock held by FS Equity Partners III, L.P., FS Equity Partners International, L.P., and FS Equity Partners IV, L.P. Mr. Roth’s business address is c/o Freeman Spogli & Company, Inc., 299 Park Ave., 20th Floor, New York, NY 10171.

(10)	Consists of 3,208 shares of common stock issuable with respect to options exercisable within 60 days of February 9, 2006. Also includes 14,334 shares of common stock held by an irrevocable trust established by Mr. Starrett. Mr. Starrett’s business address is c/o Freeman Spogli & Company, Inc., 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, CA 90025.

(11)	Includes 3,267,615 shares of common stock beneficially owned by Mr. Roth who is an affiliate of Freeman Spogli & Co., and 627,440 shares of common stock issuable with respect to options exercisable within 60 days of February 9, 2006.

(12)	Represents shares of common stock beneficially owned by Baron Capital Group, Inc. (“Baron”), BAMCO, Inc.(“BAMCO”), Baron Small Cap Fund (“BSC”) and Ronald Baron. Baron has shared dispositive and voting power with respect to 2,250,000 shares. BAMCO has shared dispositive and voting power with respect to 2,250,000 shares. BSC has shared dispositive and voting power with respect to 2,250,000 shares. Mr. Baron has shared dispositive and voting power with respect to 2,250,000 shares. This information is included in reliance upon a Schedule 13G filed by Baron, BAMCO, BSC and Mr. Baron with the SEC on February 10, 2006. The address of Baron, BAMCO, BSC and Mr. Baron is 767 Fifth Avenue, New York, NY 10153.

(13)	Represents shares of common stock beneficially owned by Cardinal Capital Management LLC (“Cardinal”). Cardinal has sole voting power with respect to 804,000 shares, and sole dispositive power with respect to 1,729,830 shares. This information is included in reliance upon a Schedule 13G filed by Cardinal with the SEC on February 10, 2006. The address of Cardinal is One Fawcett Place, Greenwich, CT 06830.

(14)	Represents shares of common stock beneficially owned by Chilton Investment Company, LLC (“CIC”). CIC has sole dispositive and voting power with respect to 4,255,382 shares. This information is included in reliance upon a Schedule 13G filed by CIC with the SEC on February 14, 2006.

(15)	Represents shares of common stock beneficially owned by Columbia Wanger Asset Management, L.P. (“CW”), a registered investment adviser, and WAM Acquisition GP, Inc. (“WAM”) with whom CW is deemed to form a “group” for Schedule 13G reporting purposes. CW has sole dispositive and voting power with respect to 1,718,000 shares. WAM has shared dispositive and voting power with respect to 1,718,000 shares. This information is included in reliance upon a Schedule 13G filed by CW and WAM with the SEC on February 14, 2006. The address of CW and WAM is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(16)	Represents shares of common stock beneficially owned by Delta Partners LLC (“Delta”), and Charles Jobson of which Delta and Mr. Jobson have shared dispositive and voting power. This information is included in reliance upon a Schedule 13G filed by Delta and Mr. Jobson with the SEC on February 13, 2006. The address of Delta and Mr. Jobson is One International Place, Suite 2401, Boston MA, 02110.

(17)	Includes 2,812,736 shares held of record by FS Equity Partners III, L.P., 341,875 shares of record held by FS Equity Partners IV, L.P., and 113,004 shares of record held by FS Equity Partners International, L.P. John M. Roth is an officer, director and manager of entities that are general or limited partners of FS Equity Partners III, L.P., FS Equity Partners International, L.P., and FS Equity Partners IV, L.P.,

and may be deemed to be the beneficial owner of the 3,267,615 shares of common stock held by FS Equity Partners III, FS Equity Partners International and FS Equity Partners IV. Mr. Roth is a member of our board of directors. The business address of Freeman Spogli & Co., FS Equity Partners III, L.P., FS Equity Partners IV, L.P., is c/o Freeman Spogli & Co., 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025. The business address of FS Equity Partners International, L.P., is c/o Paget-Brown & Company, Ltd., West Wind Building, P.O. Box 1111, Grand Cayman, Cayman Islands, British West Indies.

(18)	Represents shares of common stock beneficially owned by Morgan Stanley (“MS”). MS is the parent company of, and indirect beneficial owner of securities held by its business units. MS has sole voting and sole dispositive power with respect to 4,368,579 shares and shared voting and shared dispositive power with respect to 2,142 shares. This information is included in reliance upon a joint Schedule 13G filed by MS, Morgan Stanley Investment Advisors Inc. (“MSIA”) and Morgan Stanley Investment Management Inc. (“MSIM”) with the SEC on February 15, 2006. The address of each of MS, MSIA and MSIM is 1221 Avenue of the Americas, New York, New York 10020.

(19)	Represents shares of common stock beneficially owned by MSIM. MSIM is a registered investment advisor and has sole voting and dispositive power with respect to 2,981,560 shares. This information is included in reliance upon a joint Schedule 13G filed by MS, MSIA and MSIM with the SEC on February 15, 2006. The address of each of MS, MSIA and MSIM is 1221 Avenue of the Americas, New York, New York 10020.

(20)	Represents shares of common stock beneficially owned Skylands Capital, LLC (“Skylands”). Skylands has sole dispositive and voting power with respect to 1,540,298 shares. This information is included in reliance upon a Schedule 13G filed by Skylands with the SEC on February 2, 2006. The address of Skylands is 1200 North Mayfair Road, Suite 250, Milwaukee, WI 53226.

Equity Compensation Plan Information
      The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 25, 2005, which are the 1992 Stock Option Plan, the 1996 Nonqualified Stock Option Plan, the 1996 Nonqualified Performance Stock Option Plan — Executive, the 1996 Nonqualified Performance Stock Option Plan — General, and the 2002 Incentive Stock Plan

	Number of Securities		Weighted-average	Number of Securities
	to be Issued Upon		Exercise Price of	Remaining Available for
	Exercise of		Outstanding	Future Issuance Under
	Outstanding Options,		Options, Warrants	Equity Compensation
Plan Category	Warrants and Rights		and Rights(1)	Plan

Equity compensation plans approved by security holders:
1992 Stock Option Plan	0		N/A	0	(2)
1996 Nonqualified Stock Option Plan	886,421		$11.35	0	(2)
1996 Nonqualified Performance Stock Option Plan — Executive	208,279		$6.04	0	(2)
1996 Nonqualified Performance Stock Option Plan — General	7,531		$3.09	0	(2)
2002 Incentive Stock Plan	737,800	(3)	$11.57	3,355,357
Equity compensation plans not approved by security holders	0		N/A

Total	1,840,031		$10.80	3,355,357

(1)	During 2005, in connection with the declaration of the special cash dividend discussed at Note 13 to our Consolidated Financial Statements, the Company’s Board of Directors approved adjustments to outstanding options under the Company’s employee stock option plans. The modifications adjusted the exercise price and the number of shares associated with each employee’s outstanding stock options to preserve the value of the options after the special cash dividend. The Company did not recognize a charge as a result of the modifications because the intrinsic value of the awards and the ratio of the exercise price to the market value per share for each award did not change.

(2)	On November 13, 2002, the Board of Directors approved a resolution to prohibit future grants of options under the 1992 Stock Option Plan, the 1996 Nonqualified Stock Option Plan, the 1996 Nonqualified Performance Stock Option Plan-Executive, the 1996 Nonqualified Performance Stock Option Plan-General and the 1998 Substitute Nonqualified Stock Option Plan. Since that time, all option grants have been granted pursuant to the 2002 Incentive Stock Plan.

(2)	In addition to the options discussed in the table above, during 2004, the Company also granted 50,000 restricted shares pursuant to this plan. As initially structured, the restricted shares vested at a variable rate from 10% to 60% per year over four years. During 2005, the vesting schedule for these shares was modified so that the remaining shares vest equally on each January 1 through January 1, 2008. During 2005, the Company granted an additional 138,000 restricted shares. The new grants vest equally over three years.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      In October 1998, we sold 1,863,802 shares of our common stock to a number of existing shareholders and option holders at a purchase price of $11.625 per share. Mr. Belatti purchased 86,022 shares of common stock for a purchase price of approximately $1.0 million. Mr. Belatti borrowed from us $750,000 to finance the purchase of a portion of these shares. Mr. Belatti issued to us a full recourse promissory note for the amount borrowed. The note bears simple interest at a rate of 7.0% per annum. Principal and interest on the note is due and payable on December 31, 2005. The note is secured by shares of common stock owned by Mr. Belatti. During 2005, the largest aggregate amount due from Mr. Belatti under this note was $1.1 million.
      The $1.1 million note receivable (including accrued interest) due from Mr. Belatti at December 25, 2005 was satisfied in full on December 31, 2005 through the transfer of 74,052 shares of the Company’s common stock.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES [OPEN]
      Audit Fees. Grant Thornton billed us aggregate fees and expenses of approximately $286,922 for the annual audit of our 2005 financial statements and approximately $194,839 for the audit of our internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related matters. KPMG billed us aggregate fees and expenses of approximately $248,800 for a review of the first quarter financial statements.
      KPMG billed us aggregate fees and expenses of approximately $2,600,000 for the annual audit of our 2004 financial statements, approximately $600,000 for a stand-alone audit of Church’s for 2002 and 2001 performed in conjunction with the sale of Church’s, and approximately $2,437,000 for the audit of our internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related matters.
      Audit-Related Fees. Grant Thornton billed us aggregate fees and expenses of approximately $14,000 for assistance with SEC filings in 2005. KPMG did not perform any audit-related services in 2004.
      Tax Fees. Grant Thornton billed us approximately zero for tax services in 2005. KPMG billed us approximately $364,000 for tax services in 2004. These fees were principally related to tax compliance.
      All Other Fees. None.
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
(b) Exhibits

Exhibit
Number	Description

2.1(h)	Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of April 15, 2003.
2.2(n)	First Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of June 30, 2003.
2.3(n)	Second Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of July 11, 2003.
2.4(n)	Third Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks, dated as of November 19, 2003.
2.5(j)	Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of September 3, 2004.
2.6(j)	First Amendment to Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of November 1, 2004.
2.7(j)	Second Amendment to Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of November 4, 2004.
2.8(k)	Asset Purchase Agreement by and among AFC Enterprises, Inc. and Cajun Holding Company dated as of October 30, 2004.
2.9(l)	First Amendment to Asset Purchase Agreement by and between AFC Enterprises, Inc. and Cajun Holding Company dated as of December 28, 2004.
3.1(c)	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002.
3.2(p)	Amended and Restated Bylaws of AFC Enterprises, Inc.
4.1(o)	Form of registrant’s common stock certificate.
10.1(a)	Stockholders Agreement dated April 11, 1996 (the “1996 Stockholders Agreement”) among FS Equity Partners III, L.P. and FS Equity Partners International, L.P., CIBC, Pilgrim Prime Rate Trust, Van Kampen American Capital Prime Rate Income Trust, Senior Debt Portfolio, ML IBK Positions, Inc., Frank J. Belatti, Dick R. Holbrook, Samuel N. Frankel (collectively, the “Shareholders”) and AFC Enterprises, Inc.
10.2(a)	Amendment No. 1 to the 1996 Stockholders’ Agreement dated as of May 1, 1996 by and among the Shareholders and PENMAN Private Equity and Mezzanine Fund, L.P.
10.3(e)	Form of Popeyes Development Agreement, as amended.

Exhibit
Number	Description

10.4(e)	Form of Popeyes Franchise Agreement.
10.5(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date.
10.6(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10.7(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10.8(a)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc.
10.9(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.
10.10(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.
10.11(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10.12(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10.13(n)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and AFC Enterprises, Inc.
10.14(a)	1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*
10.15(a)	1996 Nonqualified Performance Stock Option Plan — Executive of AFC, effective as of April 11, 1996.*
10.16(a)	1996 Nonqualified Performance Stock Option Plan — General of AFC, effective as of April 11, 1996.*
10.17(a)	1996 Nonqualified Stock Option Plan of AFC, effective as of April 11, 1996.*
10.18(a)	Form of Nonqualified Stock Option Agreement — General between AFC and stock option participants.*
10.19(a)	Form of Nonqualified Stock Option Agreement — Executive between AFC and certain key executives.*
10.20(a)	1996 Employee Stock Bonus Plan — Executive of AFC effective as of April 11, 1996.*
10.21(a)	1996 Employee Stock Bonus Plan — General of AFC effective as of April 11, 1996.*
10.22(a)	Form of Stock Bonus Agreement — Executive between AFC and certain executive officers.*
10.23(a)	Form of Stock Bonus Agreement — General between AFC and certain executive officers.*
10.24(a)	Form of Secured Promissory Note issued by certain members of management.*
10.25(a)	Form of Stock Pledge Agreement between AFC and certain members of management.*
10.26(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997.
10.27(b)	Stockholder Agreement by and among AFC Franchise Acquisition Corp. and other signatories dated as of August 13, 1998.
10.28(e)	Stockholders Agreement dated as of March 18, 1998 among FS Equity Partners III, L.P., FS Equity Partners International, L.P., the new shareholders identified therein and AFC.
10.29(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*
10.30(a)	Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.*
10.31(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*
10.32(q)	Amendment No. 3 to the 1996 Stockholders Agreement dated as of February 8, 2001 by and among AFC and the other signatories thereto.

Exhibit
Number	Description

10.33(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*
10.34(p)	2005 Short Term Incentive Plan.*
10.35(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*
10.36(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*
10.37(f)	Indemnification Agreement dated August 9, 2001 by and between AFC and R. William Ide, III.*
10.38(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*
10.39(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10.40(g)	AFC Enterprises, Inc. Annual Executive Bonus Program.*
10.41(m)	Amended and Restated Employment Agreement dated as of June 28, 2004 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10.42(p)	First Amendment to Amended and Restated Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10.43(n)	Employment Agreement effective as of December 29, 2003 between AFC Enterprises, Inc. and Frederick B. Beilstein.*
10.44(n)	Employment Agreement effective as of February 12, 2004 between AFC Enterprises, Inc. and Henry Hope, III.*
10.45(p)	First Amendment to Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Frederick B. Beilstein.*
10.46(p)	First Amendment to Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Henry Hope, III.*
10.47(p)	Indemnity Agreement dated October 14, 2004 by and between AFC Enterprises, Inc. and Supply Management Services, Inc.
10.48(p)	Indemnity Agreement dated February 5, 2004 by and between AFC Enterprises, Inc., Cajun Operating Company and Supply Management Services, Inc.
10.49(d)	Second Amended and Restated Credit Agreement dated as of May 11, 2005 among AFC Enterprises, Inc., JPMorgan Chase and certain other lenders.
10.50(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.
10.51(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — General.
10.52(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.
10.53(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — Executive.
10.54(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.
10.55(i)	Indemnification Agreement between AFC and Peter Starrett.
10.56(r)	Second Amendment to Employment Agreement dated June 7, 2005 between the Company and Frederick B. Beilstein.
10.57(r)	Second Amendment to the Amended and Restated Employment Agreement dated June 7, 2005 between the Company and Allan J. Tanenbaum.
11.1**	Statement regarding computation of per share earnings.
23.1	Consent of Grant Thornton LLP
23.2	Consent of KPMG LLP
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by SFAS No. 128, Earnings per Share, is provided in Note 21 to our Consolidated Financial Statements in this Annual Report.

(a)	Filed as an exhibit to the Registration Statement of AFC on Form S-4/ A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(b)	Filed as an exhibit to the Form 8-K of AFC filed on October 29, 1998 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 8-K of AFC filed May 16, 2005 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/ A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 8-K of AFC filed April 16, 2003 and incorporated by reference herein.

(i)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended April 17, 2005, on May 27, 2005, and incorporated by reference herein.

(j)	Filed as an exhibit to the Form 8-K of AFC filed November 5, 2004 and incorporated herein by reference.

(k)	Filed as an exhibit to the Form 8-K of AFC filed November 2, 2004 and incorporated herein by reference.

(l)	Filed as an exhibit to the Form 8-K of AFC filed January 5, 2005 and incorporated herein by reference.

(m)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 11, 2004 on August 20, 2004 and incorporated by reference herein.

(n)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 28, 2003 on March 29, 2004 and incorporated by reference herein.

(o)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/ A (Registration No. 333-52608) on February 28, 2001 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 26, 2004, on April 25, 2005.

(q)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on February 9, 2001 and incorporated by reference herein.

(r)	Filed as an exhibit to the Form 8-K of AFC filed June 7, 2005 and incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of March 2006.

AFC ENTERPRISES, INC.

By:	/s/ Kenneth L. Keymer

Kenneth L. Keymer
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Kenneth L. Keymer Kenneth L. Keymer	Chief Executive Officer (Principal Executive Officer)	March 8, 2006

/s/ H. Melville Hope H. Melville Hope	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2006

/s/ Frank J. Belatti Frank J. Belatti	Director, Chairman of the Board	March 8, 2006

/s/ Victor Arias, Jr. Victor Arias, Jr.	Director	March 8, 2006

/s/ Carolyn H. Byrd Carolyn H. Byrd	Director	March 8, 2006

/s/ R. William Ide, III R. William Ide, III	Director	March 8, 2006

/s/ Kelvin J. Pennington Kelvin J. Pennington	Director	March 8, 2006

/s/ John M. Roth John M. Roth	Director	March 8, 2006

/s/ Peter Starrett Peter Starrett	Director	March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
of AFC Enterprises, Inc.
      We have audited the accompanying consolidated balance sheet of AFC Enterprises, Inc. as of December 25, 2005, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFC Enterprises, Inc. as of December 25, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AFC Enterprises, Inc.’s internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ Grant Thornton LLP
Atlanta, Georgia
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
AFC Enterprises, Inc.:
      We have audited the accompanying consolidated balance sheet of AFC Enterprises, Inc. and subsidiaries (the “Company”) as of December 26, 2004 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 26, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFC Enterprises, Inc. and subsidiaries as of December 26, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 26, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the accompanying consolidated financial statements, effective December 29, 2003, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities.”
/s/ KPMG LLP
Atlanta, Georgia
March 25, 2005

AFC Enterprises, Inc.
Consolidated Balance Sheets
As of December 25, 2005 and December 26, 2004
(In millions, except share data)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$8.2	$12.8
Short-term investments	30.8	—
Accounts and current notes receivable, net	16.9	13.3
Prepaid income taxes	31.4	25.9
Other current assets	16.4	40.6
Assets of discontinued operations	—	153.3

Total current assets	103.7	245.9

Long-term assets:
Property and equipment, net	37.1	47.2
Goodwill	9.6	9.6
Trademarks and other intangible assets, net	43.9	42.8
Other long-term assets, net	18.4	16.4

Total long-term assets	109.0	116.0

Total assets	$212.7	$361.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26.1	$37.7
Other current liabilities	22.4	24.7
Current debt maturities	14.8	4.9
Liabilities of discontinued operations	—	41.5

Total current liabilities	63.3	108.8

Long-term liabilities:
Long-term debt	176.6	87.5
Deferred credits and other long-term liabilities	21.5	24.7

Total long-term liabilities	198.1	112.2

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 30,001,877 and 28,325,355 shares issued and outstanding at the end of fiscal years 2005 and 2004, respectively)	0.3	0.3
Capital in excess of par value	169.6	156.2
Notes receivable from officers, including accrued interest	(1.1)	(1.2)
Accumulated deficit	(216.8)	(13.6)
Unearned compensation	(1.8)	(0.8)
Accumulated other comprehensive income	1.1	—

Total shareholders’ equity (deficit)	(48.7)	140.9

Total liabilities and shareholders’ equity (deficit)	$212.7	$361.9

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Operations
For Fiscal Years 2005, 2004 and 2003
(In millions, except per share data)

	2005	2004	2003

Revenues:
Sales by company-operated restaurants	$60.3	$85.8	$85.4
Franchise revenues	77.5	72.8	70.8
Other revenues	5.6	5.3	5.3

Total revenues	143.4	163.9	161.5

Expenses:
Restaurant employee, occupancy and other expenses	31.7	46.9	46.9
Restaurant food, beverages and packaging	19.4	27.2	26.7
General and administrative expenses	68.7	82.1	66.0
Depreciation and amortization	7.3	10.0	10.7
Shareholder litigation and other expenses, net	23.2	17.1	30.9

Total expenses	150.3	183.3	181.2

Operating loss	(6.9)	(19.4)	(19.7)
Interest expense, net	6.8	5.5	5.3

Loss before income taxes, minority interest, discontinued operations and accounting change	(13.7)	(24.9)	(25.0)
Income tax benefit	(5.3)	(10.7)	(10.5)
Minority interest	—	0.1	—

Loss before discontinued operations and accounting change	(8.4)	(14.3)	(14.5)
Discontinued operations, net of income taxes	158.0	39.1	5.6
Cumulative effect of accounting change, net of income taxes	—	(0.2)	(0.2)

Net income (loss)	$149.6	$24.6	$(9.1)

Basic loss per common share:
Loss before discontinued operations and accounting change	$(0.29)	$(0.51)	$(0.52)
Discontinued operations, net of income taxes	5.43	1.39	0.20
Cumulative effect of accounting change, net of income taxes	—	(0.01)	(0.01)

Net income (loss)	$5.14	$0.87	$(0.33)

Diluted loss per common share:
Loss before discontinued operations and accounting change	$(0.29)	$(0.51)	$(0.52)
Discontinued operations, net of income taxes	5.43	1.39	0.20
Cumulative effect of accounting change, net of income taxes	—	(0.01)	(0.01)

Net income (loss)	$5.14	$0.87	$(0.33)

Weighted-average shares outstanding:
Basic	29.1	28.1	27.8
Diluted	29.1	28.1	27.8
See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For Fiscal Years 2005, 2004 and 2003
(In millions, except share data)

	Common Stock		Capital in				Accumulated
			Excess of	Officer			Other
	Number of		Par	Notes	Accumulated	Unearned	Comprehensive
	Shares	Amount	Value	Receivable	Deficit	Compensation	Income	Total

Balance at December 29, 2002	27,478,744	$0.3	$144.7	$(6.1)	$(29.1)	$—	$—	$109.8
Net loss	—	—	—	—	(9.1)	—	—	(9.1)
Issuance of common stock	25,889	—	0.4	—	—	—	—	0.4
Issuance of common stock under stock option plans, including income tax benefit of $1.5 million	488,366	—	5.0	—	—	—	—	5.0
Notes and interest receivable payments	—	—	—	3.1	—	—	—	3.1
Interest accrued	—	—	—	(0.3)	—	—	—	(0.3)
Amortization of discount	—	—	—	(0.1)	—	—	—	(0.1)

Balance at December 28, 2003	27,992,999	0.3	150.1	(3.4)	(38.2)	—	—	108.8
Net income	—	—	—	—	24.6	—	—	24.6
Issuance of common stock	8,230	—	0.1	—	—	—	—	0.1
Issuance of common stock under stock option plans, including income tax benefit of $1.1 million	274,924	—	4.9	—	—	—	—	4.9
Cancellation of shares	(798)	—	—	—	—	—	—	—
Issuance of restricted stock awards, net of forfeitures	50,000	—	1.1	—	—	(1.1)	—	—
Notes and interest receivable payments	—	—	—	2.3	—	—	—	2.3
Interest accrued	—	—	—	(0.1)	—	—	—	(0.1)
Amortization of unearned compensation	—	—	—	—	—	0.3	—	0.3

Balance at December 26, 2004	28,325,355	0.3	156.2	(1.2)	(13.6)	(0.8)	—	140.9
Net income	—	—	—	—	149.6	—	—	149.6
Other comprehensive income: related to interest rate swap agreements, net of income taxes of $0.6 million (Note 9)	—	—	—	—	—	—	1.1	1.1

Total comprehensive income								150.7
Issuance of common stock under stock option plans, including income tax benefit of $11.2 million	3,093,251	—	29.5	—	—	—	—	29.5
Repurchases and cancellation of shares (Note 13)	(1,542,872)	—	(19.5)	—	—	—	—	(19.5)
Special cash dividend (Note 13)	—	—	—	—	(352.9)	—	—	(352.9)
Cancellation of shares	(1,857)	—	—	—	—	—	—	—
Issuance of restricted stock awards, net of forfeitures	128,000	—	3.4	—	0.1	(3.4)	—	0.1
Notes and interest receivable payments	—	—	—	0.1	—	—	—	0.1
Amortization of unearned compensation	—	—	—	—	—	2.4	—	2.4

Balance at December 25, 2005	30,001,877	$0.3	$169.6	$(1.1)	$(216.8)	$(1.8)	$1.1	$(48.7)

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Cash Flows
For Fiscal Years 2005, 2004 and 2003
(In millions)

	2005	2004	2003

Cash flows provided by (used in) operating activities:
Net income (loss)	$149.6	$24.6	$(9.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Discontinued operations	(158.0)	(39.1)	(5.6)
Depreciation and amortization	7.3	10.0	10.7
Asset write-downs	5.8	4.8	15.0
Net gain on sale of assets	(1.4)	(0.5)	(0.7)
Cumulative effect of accounting changes, pre-tax	—	0.2	0.3
Deferred income taxes	9.3	3.2	(2.9)
Non-cash interest, net	2.7	1.3	0.5
Provision for credit losses	(0.3)	0.9	1.8
Minority interest	—	0.1	—
Stock-based compensation expense	2.9	0.4	0.2
Change in operating assets and liabilities, exclusive of opening VIE balances:
Accounts receivable	(3.9)	(2.4)	(2.2)
Prepaid income taxes	(69.2)	(5.5)	(1.3)
Other operating assets	5.1	(6.5)	4.0
Accounts payable and other operating liabilities	(15.2)	16.9	(0.3)

Net cash provided by (used in) operating activities of continuing operations	(65.3)	8.4	10.4

Net cash provided by (used in) operating activities of discontinued operations	(7.4)	35.6	35.7

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(4.2)	(8.5)	(15.1)
Capital expenditures of discontinued operations	—	(16.9)	(10.4)
Proceeds from dispositions of property and equipment	3.1	2.0	1.8
Proceeds relating to the sale of discontinued operations, net	367.6	18.6	62.1
Acquisition of franchised restaurants	(2.2)	—	—
Purchases of short-term investments	(275.0)	—	—
Sales and maturities of short-term investments	244.2	—	—
Proceeds from notes receivable	1.2	—	2.3
Issuances of notes receivable	(0.3)	—	(1.2)
Other, net	—	2.0	—

Net cash provided by (used in) investing activities	334.4	(2.8)	39.5

Cash flows provided by (used in) financing activities:
Proceeds from 2005 Credit Facility	190.0	—	—
Principal payments — 2005 Credit Facility (term loans)	(0.5)	—	—
Principal payments — 2002 Credit Facility, net	(90.3)	(39.0)	(93.6)
Principal payments — other notes (including VIEs in 2004 and 2005)	(0.1)	(0.2)	(2.0)
Special dividend	(350.8)	—	—
Stock repurchases	(15.4)	—	—
Proceeds from exercise of employee stock options	17.5	3.8	3.2
Issuance of common stock, net	—	0.1	0.4
Increase (decrease) in bank overdrafts, net	(6.4)	4.3	(1.0)
Increase in restricted cash	(3.8)	(1.4)	(0.3)
Debt issuance costs	(3.7)	—	(0.2)
Other, net	(3.0)	0.4	2.1

Net cash (used in) financing activities	(266.5)	(32.0)	(91.4)

Net increase (decrease) in cash and cash equivalents	(4.8)	9.2	(5.8)
Cash and cash equivalents at beginning of year	13.0	3.8	9.6

Cash and cash equivalents at end of year	$8.2	$13.0	$3.8

Cash and cash equivalents of continuing operations	$8.2	$12.8	$3.6
Cash and cash equivalents of discontinued operations	$—	$0.2	$0.2
See accompanying notes to consolidated financial statements.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2005, 2004 and 2003
Note — 1 Description of Business
      Continuing Operations. AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits (“Popeyes”) in 44 states, the District of Columbia, Puerto Rico, Guam and 24 foreign countries.
      Discontinued Operations. On December 28, 2004, the Company sold its Church’s Chickentm (“Church’s”) division to an affiliate of Crescent Capital Investments, Inc. On November 4, 2004, the Company sold its Cinnabon® (“Cinnabon”) subsidiary to Focus Brands, Inc. On July 14, 2003, the Company sold its Seattle Coffee Company (“Seattle Coffee”) subsidiary to Starbucks Corporation. See Note 23 for information concerning these divestitures.
      In the accompanying consolidated financial statements, financial information relating to the Company’s divested businesses are presented as discontinued operations. Unless otherwise noted, discussions and amounts throughout these notes relate to AFC’s continuing operations.
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
      FIN 46R addresses the consolidation of those entities in which (1) the equity investment at risk does not provide its holders with the characteristics of a controlling financial interest or (2) the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. For such entities, a controlling financial interest cannot be identified based upon voting equity interests. FIN 46R refers to such entities as variable interest entities (“VIEs”). FIN 46R requires consolidation of VIEs by their primary beneficiary.
      As of the beginning of the Company’s first fiscal quarter for 2004, the Company adopted FIN 46R and, at that time, began consolidating three franchisees. In each of these relationships, the Company determined that the franchisee was a VIE for which the Company was the primary beneficiary. These franchisees were not retroactively consolidated for years prior to 2004. In conjunction with its adoption of FIN 46R, the Company recorded a cumulative effect adjustment that decreased net income in 2004 by $0.5 million, or $0.02 per diluted share (of which $0.2 million or $0.01 per dilutive share, related to continuing operations).
      The Company allocates earnings and losses of these franchisees to the common equity holders as a component of minority interest. However, the Company does not allocate any losses to the common equity holders if doing such would reduce their common equity interests below zero.
      During 2004, one of the VIEs engaged in a series of transactions that substantially modified its equity interests and its relationship with the Company. As a result, AFC’s management determined that the Company was no longer the primary beneficiary for the enterprise and the Company stopped consolidating its balance sheet and operations. During 2005, a second VIE relationship was substantially modified coincident with the sale of Church’s. The VIE was a Church’s franchisee and its 2004 operations are reported as a component of the Company’s discontinued operations.
      During 2005 and 2004, amounts included in sales by company-operated restaurants associated with VIE operations were $2.7 million and $12.6 million, respectively. During 2005 and 2004, royalties and rents of $0.1 million and $0.7 million, respectively, were eliminated in consolidation. Property and equipment, with a

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
net book value of $0.9 million relating to the third VIE, was included in the consolidated balance sheet at December 25, 2005. This property and equipment is pledged as collateral under obligations of the franchisee.
      The Company has other VIE relationships for which it is not the primary beneficiary. These relationships arose in connection with certain loan guarantees that are described in Note 16.
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
      Fiscal Year. The Company’s fiscal year ends on the last Sunday in December. The 2005, 2004 and 2003 fiscal years consist of 52 weeks each.
      Cash and Cash Equivalents. The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. At December 25, 2005 and December 26, 2004, such overdrafts were zero and approximately $6.4 million, respectively, and were included in “accounts payable” in the accompanying consolidated balance sheets.

Supplemental Cash Flow Information.

(in millions)	2005	2004	2003

Interest paid, net of capitalized amounts	$7.6	$6.0	$7.6
Income taxes paid, net of refunds	54.8	11.3	14.6

      Short-Term Investments. The Company’s short-term investments are accounted for as available-for-sale securities and, as a result, are stated at fair value. At December 25, 2005, all short-term investments consisted of variable rate demand notes issued by governmental entities with maturity dates ranging from 2029 to 2035. Because the interest rates of these investments reset every seven days based upon changes in market rates of interest, the cost of these variable rate securities approximates their market value. At December 25, 2005, there were no unrealized gains or losses associated with these securities. During 2005, there were no realized gains or losses on the Company’s sales of short-term investments.
      Accounts Receivable, Net. At December 25, 2005 and December 26, 2004, accounts receivable, net were $16.2 million and $12.7 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, and rents, amounts due from insurance carriers, and various miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. The Company reserves a franchisee’s receivable balance based upon pre-defined aging criteria and upon the occurrence of

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
other events that indicate that it may or may not collect the balance due. During 2005, 2004 and 2003, changes in the allowance for doubtful accounts were as follows:

(in millions)	2005	2004	2003

Balance, beginning of year	$3.7	$2.7	$1.1
Provisions	(0.3)	0.9	1.8
Write-offs	(0.8)	—	(0.1)
Other (principally associated with the advertising fund)	(0.9)	0.1	(0.1)

Balance, end of year	$1.7	$3.7	$2.7

      Notes Receivable, Net. At December 25, 2005 and December 26, 2004, notes receivable, net were approximately $12.8 million and $5.8 million, respectively, of which $0.7 million and $0.6 million, respectively, was current. At December 25, 2005, several notes aggregating approximately $0.4 million had zero percent interest rates and the remaining notes had fixed interest rates that ranged from 7% to 10%.
      Notes receivable consist primarily of consideration received in conjunction with the sale of Company assets in three distinct transactions: (1) the sale of Church’s to an affiliate of Crescent Capital Investments, Inc. during 2005; (2) the sale of 24 Popeyes company-operated restaurants to a franchisee during 2001; and (3) the sale of an equipment manufacturing operation during 2000. Notes receivable also include notes from franchisees to finance certain past due franchise revenues, rents and interest. The notes receivable balance is stated net of an allowance for uncollectibility, which is evaluated each reporting period on a note-by-note basis. The balance in the allowance account at December 25, 2005 and December 26, 2004, and the activity therein for each of 2005, 2004 and 2003, was insignificant. See Note 22 for a discussion of notes receivable from officers which were included as a component of shareholders’ equity (deficit) in the accompanying consolidated financial statements.
      Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist principally of food, beverage items, paper and supplies. At December 25, 2005 and December 26, 2004, inventories of $0.4 million and $0.6 million, respectively, were included as a component of “other current assets.”
      Property and Equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest associated with its construction activities. During 2005, 2004 and 2003, capitalized interest amounts were insignificant.
      Provisions for depreciation are made using the straight-line method over an asset’s estimated useful life: 7-35 years for buildings; 5-15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3-20 years). During 2005, 2004 and 2003, depreciation expense was approximately $7.2 million $9.9 million, and $10.6 million, respectively.
      The Company evaluates property and equipment for impairment on an annual basis (during the fourth quarter of each year) or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated restaurants, the Company performs its annual impairment evaluation on a site-by-site basis. The Company evaluates restaurants using a “two-year history of operating losses” as its primary indicator of potential impairment. Based on the best information available, the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. The Company generally measures the estimated fair market value of a restaurant by discounting its estimated future cash flows. In addition, when the Company decides to close a restaurant, the restaurant is reviewed for impairment and depreciable lives are re-evaluated. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      Goodwill, Trademarks, and Other Intangible Assets. Amounts assigned to goodwill arose from the allocation of reorganization value when the Company emerged from bankruptcy in 1992 and from business combinations accounted for by the purchase method. Amounts assigned to trademarks arose from the allocation of reorganization value when the Company emerged from bankruptcy in 1992. These assets are deemed indefinite-lived assets and are not amortized for financial reporting purposes.
      The Company’s finite-lived intangible assets (primarily re-acquired franchise rights) are amortized on a straight-line basis over 10 to 20 years. Amortization expense for 2005, 2004 and 2003 was insignificant. For each of the upcoming five years, estimated amortization expense is expected to be approximately $0.1 million per year. The remaining weighted average amortization period for these assets is 17 years.
      The Company evaluates goodwill and trademarks for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. The impairment evaluation for goodwill includes a comparison of the fair value of each of the Company’s reporting units with their carrying value. The Company’s reporting units are its business segments. Goodwill is allocated to each reporting unit for purposes of this analysis. The fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using a discounted cash flow model. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If a reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company follows a similar analysis for the evaluation of trademarks, but that analysis is performed on a company-wide basis.
      Debt Issuance Costs. Costs incurred securing new debt facilities are capitalized and then amortized, utilizing a method that approximates the effective interest method. Absent a basis for cost deferral, debt amendment fees are expensed as incurred. In the Company’s consolidated statements of operations, the amortization of debt issuance costs, any write-off of debt issuance costs when a debt facility is modified or prematurely paid off, and debt amendment fees are included as a component of “interest expense, net.”
      Advertising Fund. The Company maintains a cooperative advertising fund that receives contributions from the Company and from its franchisees, based upon a percentage of restaurant sales, as required by their franchise agreements. This fund is used exclusively for marketing of the Popeyes brand. The Company acts as an agent for the franchisees with regards to their contributions to the fund.
      In the Company’s consolidated financial statements, the advertising fund is accounted for in accordance with SFAS No. 45, Accounting for Franchise Fee Revenue. Contributions received and expenses of the advertising fund are excluded from the Company’s consolidated statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s consolidated balance sheets with the exception of (1) cash, which is restricted as to use and included as a component of “other current assets” and (2) the net fund balance, which is included in the Company’s consolidated balance sheets as a component of “accounts payable.” The net fund balance was approximately $4.8 million at December 25, 2005 and $5.0 million at December 26, 2004.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      Amounts associated with the advertising fund included in our balance sheet at December 25, 2006 and December 26, 2004 were as follows:

(in millions)	2005	2004

Assets:
Accounts receivable, net	$3.7	$3.3
Restricted cash and other current assets	12.4	7.9

	$16.1	$11.2

Liabilities:
Accounts payable and accrued liabilities	$11.3	$6.2

	$4.8	$5.0

      The Company’s contributions to the advertising fund are reflected in the Company’s consolidated statements of operations as a component of “restaurant employee, occupancy and other expenses.” Those contributions and the Company’s other advertising costs are expensed as incurred. During 2005, 2004 and 2003, the Company’s advertising costs were approximately $4.4 million, $6.7 million and $6.2 million, respectively.
      Leases. The Company accounts for leases in accordance with SFAS No. 13, Accounting for Leases, and other related authoritative guidance. When determining the lease term, the Company includes option periods for which failure to renew the lease imposes economic penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary economic penalty is associated with the loss of use of leasehold improvements which might be impaired if the Company chooses not to exercise the renewal options.
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
      Fair Value of Financial Instruments. At December 25, 2005 and December 26, 2004, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments. The Company believes that it is not practicable to estimate the fair value of its notes receivable, because there is no ready market for sale of these instruments. The counterparties to these notes are private business enterprises. The Company believes the fair value of its credit facilities approximates its carrying value, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved. See Note 9 for a discussion of the fair value of the Company’s interest rate swap agreements.
      Revenue Recognition — Sales by Company-Operated Restaurants. Revenues from the sale of food and beverage products are recognized upon delivery.
      Revenue Recognition — Franchise Operations. Revenues from franchising activities include development fees associated with a franchisee’s planned development of a specified number of restaurants within a defined geographic territory, franchise fees associated with the opening of new restaurants, and ongoing royalty fees which are based on a percentage of restaurant sales. Development fees and franchise fees are recorded as deferred franchise revenue when received and are recognized as revenue when the restaurants covered by the fees are opened or all material services or conditions relating to the fees have been substantially performed or

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
satisfied by the Company. The Company recognizes royalty revenues as earned. Franchise renewal fees are recognized when a renewal agreement becomes effective.
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
      During 2005 and 2004, gains and losses associated with the sale of company-operated restaurants were insignificant. There were no sales of company-operated restaurants in 2003. During 2005, 2004 and 2003, previously deferred gains of $0.3 million, $0.3 million and $0.2 million, respectively, were recognized in income as a component of “net gain on the sale of assets” in the accompanying consolidated statements of operations.
      Research and Development. Research and development costs are expensed as incurred. During 2005, 2004 and 2003, such costs were approximately $1.2 million, $0.9 million and $0.9 million, respectively.
      Foreign Currency Transactions. Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses associated with continuing operations are included in the accompanying consolidated statements of operations as a component of “general and administrative expenses.” During 2005, 2004 and 2003, net foreign currency gains and losses were insignificant.
      Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
      Restricted stock awards. Restricted stock awards are recognized as unearned compensation in stockholders’ equity based upon the fair value of the Company’s common stock on the award date. Unearned compensation is amortized to compensation expense over the estimated vesting period.
      Stock-Based Employee Compensation. The Company accounts for stock options issued to employees under the intrinsic value method. Had the Company’s stock option plans been accounted for under the fair

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
value method, the Company’s net income (loss) would have been adjusted to the following pro forma amounts:

(in millions, except per share amounts)	2005	2004	2003

Net income (loss) as reported	$149.6	$24.6	$(9.1)
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1.2)	(2.8)	(2.2)

Pro forma net income (loss)	$148.4	$21.8	$(11.3)

Basic earnings (loss) per share
As reported	$5.14	$0.87	$(0.33)
Pro forma	5.10	0.77	(0.41)
Diluted earnings (loss) per share(a)
As reported	$5.14	$0.87	$(0.33)
Pro forma	5.10	0.77	(0.41)

(a)	Due to the Company’s loss before discontinued operations and accounting change for all years presented, the dilutive effect of stock options were excluded from the denominator for the Company’s diluted earnings (loss) per share computation.
      During 2005, 2004 and 2003, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the grants:

	2005	2004	2003(a)

Approximate risk-free interest rate percentage	3.8%	2.8%	n/a
Expected dividend yield percentage	0.0%	0.0%	n/a
Expected lives (in years)	4.0	4.0	n/a
Expected volatility percentage	61.4%	52.7%	n/a

(a)	During 2003, there were no options granted.
Note — 3 Recent Accounting Pronouncements That The Company Has Not Yet Adopted
      During December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Among other things, SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award as of the grant-date (with limited exceptions). That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R provides alternative means of adoption. The Company will adopt SFAS 123R in the first quarter of 2006 and, at that time, expects to use the modified prospective method of adoption. The Company estimates associated pre-tax charges in 2006 will be approximately $0.9 million which will be reflected as compensation expense within general and administrative expenses. On an after-tax basis, the Company estimates the effect of that charge will be $0.6 million, or approximately $0.02 per diluted share.
      During October 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005 (the Company’s fiscal quarter

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
of 2006). The Company has historically expensed such rentals. Thus, the Company expects no impact to its consolidated results of operations or financial condition upon adoption of FSP 13-1.
Note — 4 Other Current Assets

(in millions)	2005	2004

Restricted cash	$11.2	$7.4
Deferred income taxes	—	25.2
Deferred transaction costs	—	5.9
Prepaid expenses and other current assets	5.2	2.1

	$16.4	$40.6

      At December 25, 2005, $10.9 million of restricted cash related to the cooperative advertising fund the Company maintains for its franchisees and $0.3 million related to VIE cash balances. At December 26, 2004, $7.0 million of restricted cash related to the cooperative advertising fund the Company maintains for its franchisees and $0.4 million related to VIE cash balances. The $5.9 million of deferred transaction costs are associated with the sale of Church’s and were expensed in the first quarter of 2005 as a component of the gain on sale of Church’s.
Note — 5 Property and Equipment, Net

(in millions)	2005	2004

Land	$5.2	$5.9
Buildings and improvements	28.3	33.1
Equipment	48.6	51.4
Properties held for sale and other	0.3	0.3

	82.4	90.7
Less accumulated depreciation and amortization	(45.3)	(43.5)

	$37.1	$47.2

      At December 25, 2005 and December 26, 2004, property and equipment, net included capital lease assets with a gross book value of $0.8 million and $9.6 million, respectively, and accumulated amortization of $0.5 million and $9.2 million, respectively. As of December 25, 2005, property and equipment with a net book value of $7.2 million were temporarily idled due to the adverse effects of Hurricane Katrina (Note 17). The Company continues to depreciate these assets.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
Note — 6 Trademarks and Other Intangible Assets, Net

(in millions)	2005	2004

Non-amortizable intangible assets:
Trademarks	$42.0	$42.0
Other	0.6	0.6

	42.6	42.6
Amortizable intangible assets:
Gross book value	1.7	0.5
Accumulated amortization	(0.4)	(0.3)

	1.3	0.2

	$43.9	$42.8

      During 2005, the Company re-acquired two franchised restaurants for $2.2 million of cash. In the recording of the transaction, the Company recognized $1.2 million of re-acquired franchise rights.
Note — 7 Other Long-Term Assets, Net

(in millions)	2005	2004

Non-current notes receivable, net	$12.1	$5.2
Deferred income taxes	—	5.0
Debt issuance costs, net	3.3	2.3
Other	3.0	3.9

	$18.4	$16.4

Note — 8 Other Current Liabilities

(in millions)	2005	2004

Accrued wages, bonuses and severances	$9.7	$6.7
Accrued income taxes reserves	3.6	3.9
Accrued interest	3.0	0.8
Accrued legal	1.3	3.4
Accrued employee benefits	0.8	2.9
Accrued lease obligations	0.4	2.6
Current deferred tax liabilities	1.2	—
Other	2.4	4.4

	$22.4	$24.7

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
Note — 9 Long-Term Debt and Other Borrowings

(in millions)	2005	2004

2005 Credit Facility:
Revolving credit facility	$—	$—
Term loan	189.5	—
2002 Credit Facility:
Revolving credit facility	—	34.6
Term loans	—	55.7
Capital lease obligations	0.6	0.6
Other notes ($1.2 at 12/25/05 and $1.4 at 12/26/04 related to a VIE)	1.3	1.5

	191.4	92.4
Less current portion	(14.8)	(4.9)

	$176.6	$87.5

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
      At the closing of the 2005 Credit Facility, the Company drew the entire $190.0 million term loan and applied approximately $57.4 million of the proceeds to pay off its 2002 Credit Facility, to pay fees associated with that facility, and to pay closing costs associated with the new facility. The remaining proceeds were used to fund a portion of the Company’s special cash dividend (Note 13) and for general corporate purposes.
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
      Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of December 25, 2005, the Company had $5.0 million of outstanding letters of credit. As of December 25, 2005, availability for other short-term borrowings and letters of credit was $30.0 million.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. Whenever any prepayment is made, subsequent scheduled payments of principal are ratably reduced.
      As of December 25, 2005, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility. As of December 25, 2005, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 6.4%.
      2005 Interest Rate Swap Agreements. Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. During 2005, the net interest expense associated with these agreements was $0.4 million. These agreements are accounted for as a hedge. At December 25, 2005, the fair value of these agreements was $1.7 million and it was recorded as a component of “other long term assets, net.”
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
      Future Debt Maturities. At December 25, 2005, aggregate future debt maturities, excluding capital lease obligations, were as follows:

(in millions)

2006	$14.7
2007	1.5
2008	1.9
2009	1.9
2010	43.7
Thereafter	127.1

$190.8

Note — 10 Leases
      The Company leases property and equipment associated with its (1) corporate facilities; (2) company-operated restaurants; (3) certain former company-operated restaurants that are now operated by franchisees and the property subleased to the franchisee; and (4) certain former company-operated restaurants that are now subleased to a third party.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      At December 25, 2005, future minimum payments under capital and non-cancelable operating leases were as follows:

	Capital	Operating
(in millions)	Leases	Leases

2006	$0.1	$5.7
2007	0.1	5.4
2008	0.1	5.4
2009	0.1	4.5
2010	0.1	3.8
Thereafter	0.5	41.2

Future minimum lease payments	1.0	$66.0

Less amounts representing interest on continuing operations	(0.4)

	$0.6

      During 2005, 2004 and 2003, rental expense for continuing operations was approximately $7.6 million, $9.8 million, and $10.4 million, respectively, including percentage rentals of $0.2 million, $0.1 million, and $0.2 million, respectively. At December 25, 2005, the implicit rate of interest on capital leases ranged from 10.9% to 11.5%.
      The Company leases certain restaurant properties and subleases other restaurant properties to franchisees. At December 25, 2005, the aggregate gross book value and the net book value of owned properties that were leased to franchisees was approximately $3.8 million and $3.0 million, respectively. During 2005, 2004 and 2003, rental income from these leases and subleases was approximately $5.6 million, $5.2 million, and $5.3 million, respectively. At December 25, 2005, future minimum rental income associated with these leases and subleases, are approximately $4.7 million in 2006, $4.2 million in 2007, $3.7 million in 2008, $3.0 million in 2009, $2.0 in 2010 and $11.3 million thereafter.
Note — 11 Deferred Credits and Other Long-Term Liabilities

(in millions)	2005	2004

Deferred franchise revenues	$6.5	$6.8
Deferred income taxes	3.3	—
Deferred gain on unit conversions	4.0	4.3
Deferred rentals	3.7	2.5
Executive retirement arrangements	—	4.4
Other	4.0	6.7

	$21.5	$24.7

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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      The changes in the carrying amount for AROs for the years ended December 25, 2005 and December 26, 2004 were as follows:

(in millions)	2005	2004

Balance, beginning of year	$0.5	$0.4
Accretion expense	—	0.1
Adjustments and other	(0.2)	—

Balance, end of year	$0.3	$0.5

Note — 13 Common Stock
      Share Repurchase Program. Effective July 22, 2002, as amended on October 7, 2002, the Company’s board of directors approved a share repurchase program of up to $100.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During 2002, the Company repurchased and retired 3,692,963 shares of common stock for approximately $77.9 million under this program. No repurchases were made during 2003 and 2004. During 2005, the Company repurchased and retired 1,542,872 shares of common stock for approximately $19.5 million under this program. Of the 2005 repurchases, $4.1 million settled in the first quarter of 2006 and was included in accounts payable at December 25, 2005.
      Subsequent to the end of fiscal 2005 (from December 26, 2005 through February 19, 2006), the Company repurchased and retired an additional 172,263 shares of common stock for approximately $2.6 million. On February 17, 2006, the Company’s board of directors approved a $15.0 million increase to the program. As of February 19, 2006 (the end of the Company’s second period for 2006), the maximum value of shares that may yet be repurchased under the program was $15.0 million.
      Dividends. On May 11, 2005, the Company’s Board of Directors declared a special cash dividend of $12.00 per common share. The dividend, which totaled $352.9 million, was paid on June 3, 2005 to the common shareholders of record at the close of business on May 23, 2005. The Company funded the dividend with a portion of the net proceeds from the sale of Church’s and a portion of the net proceeds from the 2005 Credit Facility. For financial reporting purposes, this dividend was charged to the Company’s accumulated deficit. During 2004 and 2003, the Company did not declare nor did it pay any cash or stock dividends.
Note — 14 Stock Option Plans
      The 1992 Stock Option Plan. Under the 1992 Nonqualified Stock Option Plan, the Company was authorized to issue options to purchase approximately 1.2 million shares of the Company’s common stock. As of November 13, 2002, the Company no longer grants options from this plan. The outstanding options allow certain officers of the Company to purchase 0.6 million shares of common stock at a per share exercise price of $0.12. If not exercised, the options expire 15 years after the date of issuance. At December 25, 2005, all of the outstanding options were exercised.
      The 1996 Nonqualified Performance Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Performance Stock Option Plan. This plan authorized the issuance of options to purchase approximately 1.6 million shares of the Company’s common stock. As of November 13, 2002, the Company no longer grants options from this plan. Exercise prices range from $2.58 to $6.04 per share. The options outstanding allow certain employees of the Company to purchase approximately 0.2 million shares of common stock. Vesting was based upon the Company achieving annual levels of earnings before interest, taxes, depreciation and amortization over fiscal year periods beginning with fiscal year 1996 through 1998. From 1999 through 2001, vesting was based on earnings. If not exercised, the options expire ten years from the date of issuance. Under this plan, compensation expense was recorded over the service period.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      No compensation expense was recorded under this plan during 2005, 2004 or 2003. At December 25, 2005, all of the outstanding options were exercisable, the weighted-average remaining contractual life was 2.9 years and the weighted-average exercise price was $5.94 per share.
      The 1996 Nonqualified Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Stock Option Plan. This plan authorized the issuance of approximately 4.1 million options. As of November 13, 2002, the Company no longer grants options from this plan. Exercise prices range from $6.04 to $16.87 per share. In 2002, the Company granted 1.0 million options at prices ranging from $24.82 to $32.48 per share. The grants in 2002 were all at prices which approximated the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 0.9 million shares of common stock, which vest at 25% per year. If not exercised, the options expire seven years from the date of issuance.
      During 2005, 2004 and 2003 the Company recognized approximately less than $0.1 million,, $0.1 million, and $0.2 million in compensation expense from modifications to specific individual grants. At December 25, 2005, the weighted-average remaining contractual life of the unexercised options was 2.0 years, the weighted-average exercise price per share was $11.35 and 0.8 million options were exercisable.
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
      The 2002 Incentive Stock Option Plan. In February 2002, the Company created the 2002 Incentive Stock Option Plan. This plan authorizes the issuance of 4.5 million options. During 2005, the Company granted 0.1 million options at prices ranging $13.26 to $26.64. During 2004, the Company granted 0.8 million options at prices ranging from $20.50 to $23.00 per share. The Company did not grant any options during 2003. The grants were all at prices which approximates the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 0.6 million shares of common stock (which vest at 25% per year) and 0.1 million shares of common stock (which vest at 33.3% per year). If not exercised, the options expire seven years from the date of issuance. During 2005 and 2004 the Company recognized approximately $0.5 million and less than $0.1 million in compensation expense from modifications to specific individual grants, respectively. At December 25, 2005, the weighted-average remaining contractual life of the unexercised options was 4.3 years, the weighted-average exercise price per share was $11.57 and 0.3 million options were exercisable. At December 25, 2005, exercise prices ranged from $10.65 to $13.84 per share.
      During 2004, the Company also granted 50,000 restricted shares pursuant to this plan (with a grant date fair value of $1.1 million). As initially structured, the restricted shares vested at a variable rate from 10% to 60% per year over four years. During 2005, the vesting schedule for these shares was modified so that the remaining shares vest equally on each January 1 through January 1, 2008, for which additional compensation expense was recognized. During 2005, the Company granted an additional 138,000 restricted shares (with a grant date fair value of $3.4 million). The new grants vest equally over three years. These awards are amortized as expense on a graded-vesting basis. During 2005 and 2004, the Company recognized approximately $2.4 million and $0.3 million, respectively, in compensation expense associated with these awards. At December 25, 2005, the weighted-average remaining contractual life of the 128,000 unvested shares was approximately 1.5 years. During the vesting period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period. At December 25, 2005, the Company had dividends payable of approximately $2.1 million associated with unvested awards.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      Modifications to outstanding awards. During 2005, in connection with the declaration of the special cash dividend discussed at Note 13, the Company’s Board of Directors approved adjustments to outstanding options under the Company’s employee stock option plans. The modifications adjusted the exercise price and the number of shares associated with each employee’s outstanding stock options to preserve the value of the options after the special cash dividend. The Company did not recognize a charge as a result of the modifications because the intrinsic value of the awards and the ratio of the exercise price to the market value per share for each award did not change.
      A Summary of Plan Activity. The table below summarizes the activity within the Company’s stock option plans for 2005, 2004 and 2003.

(shares in thousands)	2005 Avg 2004 Avg 2003 Avg
	Shares	Ex.Price	Shares	Ex.Price	Shares	Ex.Price

Stock options:
Outstanding at beginning of year	3,383	$13.68	3,213	$12.89	4,136	$13.27
Granted options	75	17.72	851	21.54	—	—
Exercised options	(3,093)	5.61	(275)	13.74	(488)	6.65
Modification to awards	3,990	6.57	—	—	—	—
Cancelled options	(2,515)	14.54	(406)	23.87	(435)	23.54

Outstanding at end of year	1,840	10.80	3,383	13.68	3,213	12.89

Exercisable at end of year	1,287		2,550	$10.75	2,486	$9.75
Weighted average fair value of options granted during the year		$17.72		$9.81		$—
Unvested restricted share awards:
Outstanding at beginning of year	50		—		—
Granted shares	138		50		—
Vested shares	(5)		—		—
Cancelled shares	(10)		—		—

Outstanding at end of year	173		50		—

Note — 15 Other Employee Benefit Plans
      401(k) Savings Plan. The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 20.0% of their eligible compensation to the Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 4.0% of their eligible compensation. The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.2 million, $0.5 million, and $0.4 million during 2005, 2004 and 2003, respectively, for its contributions to the Plan.
      Deferred Compensation Plan. The Company’s Deferred Compensation Plan was an unfunded, nonqualified deferred compensation plan that benefited certain designated key management or highly compensated employees. Under this plan, an eligible employee was able to defer up to 50% of their base salary and 100% of any bonus award in increments of 1% on a pre-tax basis. The Company was able to make both voluntary and

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
matching contributions to the plan. Effective January 27, 2005, the plan was terminated. Liabilities of the plan were paid in single-sum cash payments on February 1, 2005.
      At December 26, 2004, the funds of the plan were invested in money market funds that had an aggregate value of approximately $2.4 million. Because the fund assets were restricted, they were included as a component of “other long-term assets” in the accompanying consolidated balance sheets. At December 26, 2004, the Company’s liability under the plan was $2.2 million. Amounts expensed for this plan in each of 2005, 2004 and 2003 were insignificant.
      Executive Retirement and Benefit Plan. During 2005, the Company terminated its nonqualified, unfunded retirement, disability and death benefit plan for certain executive officers. Annual retirement benefits were equal to 30% of the executive officer’s average base compensation for the five years preceding retirement plus health benefit coverage and are payable in 120 equal monthly installments following the executive officer’s retirement date. Death benefits were up to five times the officer’s base compensation as provided for in the officer’s employment agreement.
      A reconciliation of the benefit obligation follows.

(in millions)	2005	2004

Benefit obligation at beginning of year	$2.6	$2.0
Service cost	—	0.2
Interest cost	—	0.1
Loss due to curtailments	0.1	(0.2)
Loss due to settlements	0.2	—
Change in cumulative actuarial (gain)/loss	—	0.6
Settlement payments	(2.9)	—
Benefits paid	—	(0.1)

Benefit obligation at end of year	$—	$2.6

      During 2005, 2004 and 2003, benefits paid under the plan were less than $0.1 million per year. Expense for the retirement plan, for fiscal years 2005, 2004 and 2003, included the following cost components:

(in millions)	2005	2004	2003

Service costs	$—	$0.2	$0.1
Interest costs	—	0.1	0.1

Plan expense	$—	$0.3	$0.2

      The Company’s assumptions used in determining the plan cost and liabilities included a 5.8% per annum discount rate and a 0.0% rate of salary progression in 2004, and a 6.0% per annum discount rate and a 5.0% rate of salary progression in 2003.
      During 2005, the Company terminated its post-retirement medical and dental benefits plan for certain retirees and their spouses. The accumulated post-retirement benefit obligation for the plan at December 25, 2005 and December 26, 2004, was approximately zero and $0.4 million, respectively. The net periodic expense for the medical coverage continuation plan was less than $0.1 million for 2005, approximately $0.1 million for 2004, and less than $0.1 million for 2003.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      A reconciliation of the medical benefit obligation follows.

(in millions)	2005	2004

Benefit obligation at beginning of year	$0.6	$0.5
Service cost	—	—
Interest cost	—	—
Curtailments	—	(0.1)
Change in cumulative actuarial (gain)/loss	(0.2)	0.2
Settlement payments	(0.4)	—
Benefits paid	—	—

Benefit obligation at end of year	$—	$0.6

      Employee Stock Purchase Program. On August 18, 2005, the board of directors of the Company terminated the AFC Enterprises Inc. Employee Stock Purchase Plan effective as of September 1, 2005. This plan had been suspended on June 22, 2004 by the Company’s Executive Committee of the Board of Directors effective with the purchase period which expired on July 11, 2004. Residual amounts of money held by the Company on behalf of employees were refunded to the employees in connection with the suspension of the plan at that time. The plan authorized the issuance of 750,000 shares and allowed eligible employees the opportunity to purchase stock of the Company at a discount during an offering period. Each approximate twelve month offering period consisted of two purchase periods of approximately six months duration wherein the stock purchase price on the last day of each purchase period was the lesser of 85% of the fair market value of a share of common stock of the Company on the first day of the offering period or 85% of such fair market value on the last day of the purchase period.
Note — 16 Commitments and Contingencies
      Supply Contracts. Supplies are generally provided to Popeyes franchised and company-operated restaurants, pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. The Company, its franchisees and the owners of Church’s restaurants and Cinnabon bakeries hold membership interests in SMS in proportion to the number of restaurants they own. At December 25, 2005, the Company held one of SMS’s eleven board seats. The operations of SMS are not included in the consolidated financial statements and the investment is accounted for using the cost method.
      The principal raw material for a Popeyes restaurant operation is fresh chicken. Company-operated and franchised restaurants purchase their chicken from suppliers who service AFC and its franchisees from various plant locations. These costs are significantly affected by increases in the cost of fresh chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability.
      In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Company and its Popeyes franchisees, SMS has entered into purchase contracts with chicken suppliers. The contracts which pertain to the vast majority of the Company’s system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. These contracts include volume purchase commitments that are adjustable at the election of SMS (which is done in consultation with and under the direction of the Company and its Popeyes franchisees). In a given year, that year’s commitment may be adjusted by up to 10%, if notice is given within specified time frames; and the commitment levels for future years may be adjusted based on revised estimates of need, whether due to restaurant openings and closings, changes in SMS’s membership, changes in the business, or changes in general economic conditions.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      The estimated minimum level of purchases under these contracts is $158.9 million for 2006, $169.4 million for 2007, and $179.5 million for 2008. AFC has agreed to indemnify SMS for any shortfall between actual purchases by the Popeyes system and the annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. The indemnification has not been recorded as an obligation in the Company’s balance sheets. The Company does not expect any material loss to result from the indemnification because it does not believe that performance, on its part, will be required.
      The Company has entered into long-term beverage supply agreements with certain beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup.
      Formula and Supply Agreements with Former Owner. The Company has a formula licensing agreement with Alvin C. Copeland, the founder of Popeyes and the present owner of Diversified Foods and Seasonings, Inc. (“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the Popeyes spicy fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay Mr. Copeland approximately $3.1 million annually until March 2029. During each of 2005, 2004 and 2003, the Company expensed approximately $3.1 million under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.
      King Features Agreements. The Company has several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which they have the non-exclusive license to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States have the non-exclusive use of the image and likeness of the cartoon character “Popeye” and certain companion characters. The Company is obligated to pay King Features a royalty of $0.9 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of the Company’s gross revenues from the sale of products outside of the Popeyes restaurant system. These agreements extend through June 30, 2010.
      During 2005, 2004 and 2003, payments made to King Features were $1.0 million, $0.9 million and $0.9 million, respectively. A portion of these payments was made from the Popeyes cooperative advertising fund (Note 2) and the remainder by the Company.
      Business Process Services. Since September 2002, Deloitte Consulting Outsourcing, LLC (“DCO”) or its predecessors has provided certain accounting and information technology functions to the Company under an agreement. Under the terms of the original and subsequent agreements, the primary accounting functions to be performed by DCO include transaction processing in the sales, accounts receivable, accounts payable and fixed assets areas. During 2005, Convergys Corporation (“Convergys”) acquired DCO and assumed the business process servicing agreement with the Company. The current contract expires on December 31, 2009, unless terminated earlier in accordance with the agreement. On December 10, 2005, the Company terminated its agreement with Convergys and, at that time, incurred a $0.6 million termination fee.
      During 2005, 2004 and 2003, the Company expensed $2.1 million, $3.7 million, and $5.4 million, respectively, under these agreements.
      Information Technology Outsourcing. In August 1994, the Company entered into an information technology outsourcing contract with IBM. The contract was amended in June 1999. During 2002, pursuant to the terms and conditions of the contract, the Company gave written notice to cancel it effective January 1, 2003. No future minimum payments exist under this contract.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      On April 1, 2003, the Company entered into a new outsourcing service contract with IBM. That agreement was terminated in the fourth quarter of 2005, and the Company entered into new agreement with IBM that expires December 28, 2008. At December 25, 2005, future minimum payments under this contract are $2.2 million in 2006, $1.8 million in 2007, and $1.8 million in 2008.
      During 2005, 2004 and 2003, the Company expensed $7.3 million, $8.0 million and $5.0 million, respectively, under this agreement relating to continuing operations. During 2003, the Company also incurred approximately $1.1 million of charges related to the interim period between the two aforementioned contracts.
      Employment Agreements. The Company has employment agreements with three senior executives which provide for annual base salaries ranging from $220,000 to $500,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The initial terms of the agreements end in 2006 or 2007, unless earlier terminated or otherwise renewed pursuant to the terms thereof and are automatically extended for successive one-year periods following the expiration of each term unless notice is given by the Company or the executive not to renew. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, one times his annual base salary and one times the bonus payable to the individual for the fiscal year in which such termination occurs. Under the agreements, upon a change of control of the Company and a significant reduction in the executive’s responsibilities or duties, the executive may terminate his employment and would be entitled to receive the same severance pay he would have received had his employment been terminated without cause.
      AFC Loan Guarantee Programs. In March 1999, the Company implemented a program to assist qualified current and prospective franchisees in obtaining the financing needed to purchase or develop franchised restaurants at competitive rates. Under the program, the Company guarantees up to 20% of the loan amount toward a maximum aggregate liability for the entire pool of $1.0 million. For loans within the pool, the Company assumes a first loss risk until the maximum liability for the pool has been reached. Such guarantees typically extend for a three-year period. At December 25, 2005, approximately $3.0 million was borrowed under this program, of which the Company was contingently liable for approximately $0.5 million in the event of default.
      In November 2002, the Company implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. Under the program, the Company assumes a first loss risk on the portfolio up to 10% of the sum of the original funded principal balances of all program loans. At December 25, 2005, approximately $1.5 million was borrowed under this program, of which the Company was contingently liable for approximately $0.2 million in the event of default. During 2004, the re-imaging and facility upgrade portions of this program were cancelled.
      The loan guarantees under both these programs have not been recorded as an obligation in the Company’s consolidated balance sheets. The Company does not expect any material loss to result from these guarantees because it does not believe that any indemnity under this agreement will be necessary.
      Litigation. The Company was previously involved in several lawsuits arising from its announcements on March 24, 2003 and April 22, 2003 indicating that it would restate certain previously issued financial statements including a derivative lawsuit filed by plaintiffs claiming to be acting on behalf of AFC and certain Section 10(b) and Section 11 securities litigation.
      During the second quarter of 2005, the Company entered into two joint settlement agreements associated with the derivative lawsuit and the securities litigation. Both of the joint settlement agreements received court approval and the related payments have been made. During 2005, the Company recognized $21.8 million of

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
charges related to shareholder litigation, including $15.5 million associated with the joint settlement agreements.
      The Company is involved in two separate legal matters against its former independent accounting firm and its former insurers for directors and officers liability, both constituting gain contingencies. The Company is unable to predict the outcome of these matters. If the Company were successful in these matters, a substantial portion of any recovery would be provided to (1) the counterparties to the above referenced joint settlement agreements, and (2) our attorneys in these matters.
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
      The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 25, 2005, the Company’s insurance reserves of approximately $1.6 million were partially collateralized by letters of credit and/or cash deposits of $5.0 million.
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
      Foreign Operations. The Company’s international operations are limited to franchising activities. During 2005, 2004 and 2003, such operations represented approximately 8.2%, 9.1%, and 10.2% of total

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
franchise revenues, respectively; and approximately 4.5%, 4.0%, and 4.5% of total revenues, respectively. At December 25, 2005, approximately $0.4 million of the Company’s accounts receivable were related to our international franchise operations.
      Significant Franchisee. During 2005, 2004 and 2003, one domestic franchisee accounted for approximately 11.6%, 10.2%, and 11.8% respectively of the Company’s royalty revenues.
      Geographic Concentrations. Of AFC’s domestic company-operated and franchised restaurants, the majority are located in the southern and southwestern United States. The Company’s international franchisees operate in Korea, Indonesia, Canada, Mexico and various countries throughout Central America, Asia and Europe.
      The Company had 154 franchised restaurants in Korea as of December 25, 2005 as compared to 186 at December 26, 2004. The decline in the number of Korean restaurants was primarily due to weaker performance by the Company’s master franchisee in that country. The Company agreed to abate the entire 3% royalty due to be paid to it by that franchisee for the last two quarters of 2005 and to abate one-third of the royalties to be paid to the Company directly during the first two quarters of 2006. The conditional relief totaled $0.7 million in 2005 and is expected to total $0.3 million in the first half of 2006. During 2005, 2004 and 2003, total franchise revenues related to the Company’s Korean operations, net of the relief for 2005, were $1.0 million, $1.4 million, and $1.2 million.
Note — 17 Adverse Effects of Hurricanes
      Hurricanes Katrina and Rita. During the third quarter of 2005, the Company’s business operations in Louisiana, Mississippi, Texas and Alabama were adversely impacted by hurricanes, particularly in and around the City of New Orleans where the Company had a significant concentration of company-operated restaurants.
      In and around the City of New Orleans, 36 company-operated restaurants were temporarily closed as a result of the hurricanes. Of these restaurants, 5 have been permanently closed and 10 were re-opened during the third and fourth quarters of 2005. At December 25, 2005, 21 company-operated restaurants remained closed.
      The Company’s franchise system was also adversely impacted by these storms; however, the financial impact of such damages to the Company was limited. At December 25, 2005, 4 franchised restaurants remained closed.
      Outlook for Closed Restaurants. Of the 21 company-operated restaurants that remained closed at December 25, 2005, the Company expects to re-open 8-12 of those restaurants during fiscal 2006. The remaining company-operated restaurants will be evaluated to determine which restaurants will be re-opened at their current site, relocated, or permanently closed. That evaluation will be significantly influenced by governmental plans for revitalization and re-settlement of New Orleans, which will become clearer over time. Of the 4 franchised restaurants that remained closed at December 25, 2005, the Company expects all will re-open during fiscal 2006.
      Financial Effects. During 2005, the Company recognized $4.1 million of asset impairments and $3.1 million of other costs due to Hurricane Katrina. The other costs include relief and other payments to employees, ongoing rental expense for temporarily idled but useable restaurants, accruals of future rental expense for permanently closed restaurants and those restaurants that are temporarily unusable, inventory write-offs, clean-up costs, and a donation to the American Red Cross. Some of these other costs will be ongoing into 2006. During 2006, if additional restaurants are permanently closed, it may be necessary to recognize additional costs for asset impairments and the accrual of future lease obligations.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      Based upon forecasted operations for the third and fourth quarters of 2005, the Company estimates that lost sales from company-operated restaurants adversely impacted by hurricanes were approximately $10.9 million for that period. The Company estimates that lost royalties from franchised restaurants for the third and fourth quarters of 2005, due to hurricane-related restaurant closures, were approximately $0.2 million. Collectively, the estimated annualized sales for the 21 company-operated restaurants that remained closed at December 25, 2005 are approximately $24.9 million.
      The Company maintains insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, loss of product, and business interruption. The Company’s insurance policy entitles it to receive reimbursement for up to approximate replacement value for damaged real and personal property as well as business interruption losses. The insurance coverage is limited to $25.0 million, with a $10.0 million flood sub limit. The Company is responsible for a deductible equal to 5% of the total insured value.
      The Company has recorded a receivable for insurance recoveries to the extent losses have been incurred and the realization of a related insurance claim, net of applicable deductibles, is probable. The receivable includes $4.1 million associated with damaged property and equipment, $0.3 million associated with inventories, and $1.2 million associated with business interruption losses. Accruals for business interruption losses do not include certain amounts for which recovery under the insurance policy is uncertain. As for these additional amounts, the Company cannot reasonably estimate the net proceeds to be recovered. The Company is unable to determine when the insurance claim process will be finalized.
      The accounting for the above matters involves significant estimates by management. These estimates will be subject to revision as events proceed forward with the repopulating of New Orleans, the refurbishment of the Company’s restaurants, resolution of certain disputed lease provisions, and negotiations with the Company’s insurance carrier.
Note — 18 Shareholder Litigation and Other Expenses, Net

(in millions)	2005	2004	2003

Shareholder litigation, special investigation, and other	$21.8	$3.8	$1.4
Asset write-downs	5.8	4.8	15.0
Hurricane-related costs (other than impairments)	3.1	—	—
Estimated insurance proceeds for hurricane damages	(5.6)	—	—
Net gain on sale of assets	(1.4)	(0.5)	(0.7)
Restaurant closures and refurbishments	(0.5)	—	2.6
Corporate lease termination	—	9.0	—
Restatement costs	—	—	12.6

	$23.2	$17.1	$30.9

      For a discussion of shareholder litigation, all of which was settled in 2005, see Note 16.
      Of the $5.8 million of asset write-downs incurred during 2005, $4.1 million resulted from the effects of Hurricane Katrina. For a discussion of the adverse effects of hurricanes during 2005, related impairments, other hurricane-related costs, and estimated insurance proceeds for hurricane damages, see Note 17. Of the $15.0 million of asset write-downs incurred in 2003, $7.0 million of charges related to the write-down of assets under contractual arrangements and $4.9 million related to the closing of 18 company-operated restaurants. The write-down associated with assets under contractual agreement was based upon an estimate of the fair value of such assets giving consideration to certain renegotiated provisions to the underlying agreement.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      Restaurant closures and refurbishments includes the accrual of future lease obligations on closed facilities and other charges associated with the closing or the re-imaging of company-operated restaurants. The Company’s current re-imaging program involves interior and exterior makeovers of older restaurants, which includes new logos, uniforms, menu boards and menu items. The credit balance associated with restaurant closures in 2005 results from the revision of estimates for future lease obligations on closed facilities, due to the settlement of certain obligations.
      During 2004, as part of a restructuring of its corporate operations, the Company terminated the lease for its corporate headquarters. Total costs incurred associated with the lease termination, less the write-off of deferred rent balances, were $9.0 million. For a discussion of the corporate restructuring, see Note 24.
      During 2003, the Company incurred costs associated with the re-audit and restatement of its 2001 and 2000 financial statements. Those costs included fees for outside auditors, fees for accountants engaged to assist in the restatement, attorneys’ fees, bank amendment fees and various ancillary costs. As a consequence of the restatement, the Company also incurred significant costs associated with an independent investigation commissioned by the Company’s Audit Committee, and attorneys’ fees associated with shareholder litigation.
Note — 19 Interest Expense, Net

(in millions)	2005	2004	2003

Interest on debt, less capitalized amounts	$9.2	$4.2	$5.3
Amortization and write-offs of debt issuance costs	2.7	1.4	0.9
Other debt related charges	0.5	0.9	0.9
Interest income	(5.6)	(1.0)	(1.8)

	$6.8	$5.5	$5.3

Note — 20 Income Taxes
      Total income taxes for fiscal years 2005, 2004 and 2003, were allocated as follows:

(in millions)	2005	2004	2003

Income tax expense (benefit):
From continuing operations	$(5.3)	$(10.7)	$(10.5)
From discontinued operations	94.1	(11.9)	11.5
From change in accounting principle	—	—	(0.1)

Income taxes in the statements of operations, net	88.8	(22.6)	0.9
Income taxes charged (credited) to statements of shareholders’ equity (deficit):
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(11.2)	(1.1)	(1.5)
Other comprehensive income	0.7	—	—

Total	$78.3	$(23.7)	$(0.6)

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      Total U.S. and foreign (loss) income before income taxes, discontinued operations and accounting change for fiscal years 2005, 2004 and 2003, were as follows:

(in millions)	2005	2004	2003

United States	$(17.7)	$(29.1)	$(29.6)
Foreign	4.0	4.2	4.6

Total	$(13.7)	$(24.9)	$(25.0)

      The components of income tax expense associated with continuing operations were as follows:

(in millions)	2005	2004	2003

Current income tax expense:
Federal	$(13.7)	$(14.5)	$(9.6)
Foreign	0.7	2.1	2.4
State	(1.6)	(1.5)	(0.4)

	(14.6)	(13.9)	(7.6)
Deferred income tax expense (benefit):
Federal	7.3	3.2	(2.3)
State	2.0	—	(0.6)

	9.3	3.2	(2.9)

	$(5.3)	$(10.7)	$(10.5)

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
      Reconciliations of the Federal statutory income tax rate to the Company’s effective tax rate associated with continuing operations are presented below:

	2005	2004	2003

Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(10.9)	(4.0)	(2.7)
Valuation allowance	13.9	—	—
Non-deductible meals	0.4	0.2	0.2
Benefit of job tax credits	(0.4)	(1.1)	(1.6)
Adjustment to prior year tax accruals	(0.7)	(3.2)	(4.0)
State deferred tax rate change	(0.5)	—	—
Tax free interest income	(7.5)	—	—
Prior year provision return items	2.8	—	—
Other items, net	(0.8)	0.1	1.1

Effective income tax benefit rate	(38.7)%	(43.0)%	(42.0)%

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in millions)	2005	2004

Deferred tax assets:
Capital loss carryforward	$—	$22.6
Deferred franchise fee revenue	4.1	4.4
State net operating loss carryforwards	1.9	0.6
Deferred rentals	1.9	3.1
Deferred compensation	1.0	4.7
Allowance for doubtful accounts	0.8	1.2
Insurance accruals	0.6	1.2
Other accruals	0.6	2.0
Property, plant and equipment	0.2	—
Reorganization costs	2.2	4.4

Total gross deferred tax assets	$13.3	$44.2

Deferred tax liabilities:
Franchise value and trademarks	$(13.2)	$(12.6)
Insurance proceeds	(2.1)	—
Property, plant and equipment	—	(1.4)
Other	(0.6)	—

Total gross deferred liabilities	(15.9)	(14.0)
Valuation allowance	(1.9)	—

Net deferred tax asset (liability)	$(4.5)	$30.2

      During 2005, an income tax benefit of $22.6 million associated with the recognition of the capital loss carryforwards was realized in income as a component of discontinued operations. The Company recognized an income tax benefit of $2.2 million in 2005 associated with deferred reorganization costs realized as a part of the sale of Church’s. At December 25, 2005, the Company had state net operating losses (“NOLs”) of approximately $36.1 million which begin to expire in 2008. The Company established a full valuation allowance on these NOLs as it is more likely than not that such tax benefit will not be realized. As such, the Company has established a valuation allowance of approximately $1.9 million.
      Included in accrued liabilities at December 25, 2005 and December 26, 2004 are accrued income tax reserves of $3.6 million and $3.9 million, respectively.
      On February 13, 2006, the Company received notification of a proposed tax assessment from the Canadian Revenue Authority (“CRA”). The assessment relates to a voluntary disclosure filed by the Company during 2003 on behalf of its former Seattle Coffee subsidiary, and the payment of $1.0 million of estimated tax liabilities. The CRA has proposed the assessment of $0.3 million of interest associated with the earlier payment and an additional $0.5 million of taxes associated with certain disallowed deductions. The Company is evaluating whether to appeal the proposed assessment as it concerns the disallowed deductions. In the accompanying financial statements, the Company has recorded a liability for the assessed interest. The Company is presently unable to estimate a probable loss contingency associated with the proposed assessment as it concerns disallowed deductions.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
Note — 21 Components of Earnings Per Share Computation

(in millions)	2005	2004	2003

Numerators for income (loss) per share computation:
Loss before discontinued operations and accounting change	$(8.4)	$(14.3)	$(14.5)
Discontinued operations, net of income taxes	158.0	39.1	5.6
Cumulative effect of accounting change, net of income taxes	—	(0.2)	(0.2)

Net income (loss)	$149.6	$24.6	$(9.1)

Denominator for basic earnings per share — weighted average shares	29.1	28.1	27.8
Dilutive employee stock options(a)	—	—	—

Denominator for diluted earnings per share	29.1	28.1	27.8

(a) In 2005, 2004 and 2003, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “loss before discontinued operations and accounting change.” The number of additional shares that otherwise would have been included in the denominator for the dilutive earnings per share computation were 0.8 million shares in 2005, 1.0 million shares in 2004, and 0.9 million shares in 2003.
Note — 22 Related Party Transactions
      In April and May of 1996, the Company loaned certain officers of the Company an aggregate of $4.7 million to pay personal withholding tax liabilities incurred as a result of a $10.0 million executive stock compensation award earned in 1995. All the individual notes had similar terms, bore interest at 6.25% per annum and matured on December 31, 2003. The notes were secured primarily by shares of AFC common stock owned by the officers. During 2004, the balances of these notes were paid. The full recourse note receivable balances and interest receivable balances, net of payments, at December 28, 2003 were included as a reduction to shareholders’ equity (deficit) in the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity (deficit).
      In October 1998, the Company loaned certain officers of the Company an aggregate of $1.3 million to pay for shares of common stock offered by AFC in connection with the acquisition of Cinnabon. During 1999, AFC loaned two officers of the Company an aggregate of $0.4 million to pay for shares of common stock offered by other departing officers. All the individual notes had similar terms. Each full recourse note bears interest at 7.0% per annum with principal and interest payable at December 31, 2005. The notes are secured primarily by the shares purchased by the employees. During 2004, the balance of the $0.4 million loaned during 1999 was paid. The remaining note receivable balances and interest receivable balances, net of payments, at December 25, 2005 and December 26, 2004 were included as a reduction to shareholders’ equity (deficit) in the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity (deficit).
      The $1.1 million of notes receivable (including accrued interest) due from officers outstanding at December 25, 2005 was satisfied in full on December 31, 2005 through the transfer of 74,052 shares of the Company’s common stock.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
Note — 23 Discontinued Operations
      Church’s. On December 28, 2004, the Company sold its Church’s brand to an affiliate of Crescent Capital Investments, Inc. for approximately $379.0 million in cash and a $7.0 million subordinated note, subject to customary closing adjustments. Concurrent with the sale of Church’s, the Company sold certain real property to a Church’s franchisee for approximately $3.7 million in cash. Cash proceeds of these two sales, net of transaction costs and adjustments, were approximately $367.6 million.
      The subordinated note bears interest at 8% per year, and is due in full on December 31, 2012. The payment of interest is accomplished by the issuance of additional subordinated notes on each June 30th and December 31st up to but not including the maturity date. The issuer may choose to make voluntary payments in cash on the interest date beginning with December 31, 2008, provided that all obligations to Senior Creditors have been indefeasibly paid in full in cash and all other commitments to the Senior Creditors (as defined in the note) have been terminated. The note is subordinated to all other debt obligations related to AFC Enterprises, Inc.’s sale of Church’s to an affiliate of Crescent Capital Investments, Inc.
      Cinnabon. On November 4, 2004, the Company sold its Cinnabon subsidiary to Focus Brands, Inc. for approximately $21.0 million in cash, subject to customary closing adjustments. Proceeds of the sale, net of transaction costs and adjustments, were approximately $19.6 million. The sale included certain franchise rights for Seattle’s Best Coffee which were retained following the sale of Seattle Coffee in July 2003.
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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      Summary operating results for these discontinued operations were as follows:

(in millions)	2005	2004	2003

Total revenues:
Church’s	$—	$261.3	$249.1
Cinnabon	—	37.1	48.7
Seattle Coffee	—	—	49.5

Total revenues	$—	$298.4	$347.3

Income (loss) from operations:
Church’s	$—	$40.9	$46.4
Cinnabon	—	(7.8)	(27.7)
Seattle Coffee	—	—	(1.4)
Income tax benefit (expense)	—	(14.4)	(9.6)

Income (loss) from operations, net	$—	$18.7	$7.7

Income (loss) from sale of businesses:
Church’s	$252.1	$—	$—
Cinnabon	—	(5.1)	—
Seattle Coffee	—	(0.8)	(0.2)
Income tax benefit (expense)	(94.1)	26.3	(1.9)

Income (loss) from sale of businesses, net	158.0	20.4	(2.1)

Discontinued operations, net of income taxes	$158.0	$39.1	$5.6

      The above operational results include the write-off of $26.2 million of Cinnabon intangible assets in 2003 and the write-off of $6.5 million of Cinnabon intangible assets in 2004.
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

$41.5

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
Note — 24 Restructuring of Corporate Operations and Other
      Restructuring of Corporate Operations. During 2004, the Company began a restructuring of its corporate operations. The restructuring includes: (1) the reduction of AFC’s corporate staffing in concert with the divestiture of Cinnabon and Church’s, (2) the closure of AFC’s corporate offices, (3) the integration of AFC’s corporate function into the Popeyes corporate function, and (4) the termination or restructuring of certain outsourcing and other contractual arrangements. The Company expects to complete these restructuring efforts during the first half of 2006. A summary of the total restructuring costs incurred to date is presented below.

			Incurred
(in millions)	2005	2004	to date

Contract terminations and other	$2.1	$9.0	$11.1
Employee termination benefits	0.4	3.4	3.8

Total restructuring charges	$2.5	$12.4	$14.9

      The Company estimates that it will incur an additional $1.1 — $1.5 million of restructuring charges in 2006 related to the restructuring of certain outsourcing arrangements.
      The $9.0 million charge for contract terminations during 2004 was associated with the termination of the Company’s corporate office lease. For financial reporting purposes, that charge is included as a component of “shareholder litigation and other expenses, net.” All other costs associated with the restructuring are a component of “general and administrative expenses.” For business segment reporting purposes, all of these costs are included within our corporate operations.
      Other. During 2005, general and administrative expenses include $5.8 million of stay bonuses and severance costs paid to the Company’s former Chief Executive Officer, former Chief Financial Officer, and former General Counsel who resigned during 2005. For business segment reporting purposes, these costs are included within our corporate operations.
Note — 25 Segment Information (Continuing Operations)
      The Company’s reportable business segments are its franchise operations and its company-operated restaurants.
      Historically, the Company had three business segments: chicken, bakery and coffee. After the divestitures of Seattle Coffee and Cinnabon, the Company reported one business segment: chicken. During the fourth quarter of 2005, the Company reassessed its business segment reporting taking into consideration the divesture of Church’s and the progress achieved on its corporate restructuring. Based on that assessment, the Company determined it appropriate to report two business segments: franchise operations and company-operated restaurants. In the Company’s business segment disclosures, information for 2004 and 2003 has been restated to conform to the current year’s presentation.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
      Corporate revenues are principally rental income from leasing and sub-leasing agreements with third parties.

		Company -
	Franchise	Operated
(in millions)	Operations	Restaurants	Corporate	Total

2005

Total revenues	$82.9	$60.3	$0.2	$143.4
Operating profit (loss) before allocations	67.3	1.0	(75.2)	(6.9)
Corporate overhead allocations(a)	(24.9)	(2.8)	27.7	—

Operating profit (loss)(b)	42.4	(1.8)	(47.5)	(6.9)
Depreciation and amortization	2.3	3.6	1.4	7.3
Capital expenditures	0.5	3.7	—	4.2
Goodwill — year end	8.9	0.7	—	9.6
Total assets — year end	90.6	32.5	89.6	212.7
2004

Total revenues	$77.5	$85.8	$0.6	$163.9
Operating profit (loss) before allocations	65.9	3.0	(88.3)	(19.4)
Corporate overhead allocations(a)	(22.2)	(3.0)	25.2	—

Operating profit (loss)(b)	43.7	—	(63.1)	(19.4)
Depreciation and amortization	1.8	3.7	4.5	10.0
Capital expenditures	—	3.7	4.8	8.5
Goodwill — year end	8.9	0.7	—	9.6
Total assets — year end(c)	77.5	33.3	251.1	361.9
2003

Total revenues	$75.4	$85.4	$0.7	$161.5
Operating profit (loss) before allocations	60.0	(7.4)	(72.3)	(19.7)
Corporate overhead allocations(a)	(14.1)	(2.0)	16.1	—

Operating profit (loss)(b)	45.9	(9.4)	(56.2)	(19.7)
Depreciation and amortization	1.5	2.9	6.3	10.7
Capital expenditures	—	4.3	10.8	15.1
Goodwill — year end	8.9	0.7	—	9.6
Total assets — year end(c)	74.1	32.9	252.5	359.5

(a)	Corporate overhead allocations include costs directly related to the operation of each segment and estimated charges based upon each segment’s relative contribution to the Company’s operations.

(b)	For all years presented, corporate operating loss, after allocations, relates principally to the AFC corporate offices which were closed during 2005. Costs associated with the Popeyes corporate function and certain AFC costs directly related to our operating segments are allocated to the Company’s franchise operations and company-operated restaurants. In 2005, the Company’s corporate operating loss includes $21.8 million associated with the settlement of shareholder litigation.

(c)	For year end 2004 and 2003, corporate assets include the assets of discontinued operations of approximately $153.3 million and $185.2 million, respectively.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2005, 2004 and 2003
Note — 26 Quarterly Financial Data (Unaudited)

	2005

	First(a)	Second	Third	Fourth(b)
	Quarter	Quarter	Quarter	Quarter
(in millions, except per share data)
Results of Operations

Total revenues	$46.3	$35.4	$31.2	$30.5
Operating profit (loss)	(17.7)	7.7	4.3	(1.2)
Loss before discontinued operations and accounting change	(10.8)	5.2	0.2	(3.0)
Net income (loss)	146.1	4.9	0.1	(1.5)
Basic earnings (loss) per common share

Loss before discontinued operations and accounting change	$(0.37)	$0.18	—	$(0.10)
Net income (loss)	5.04	0.17	—	0.05
Diluted earnings (loss) per common share

Loss before discontinued operations and accounting change	$(0.37)	$0.17	—	$(0.10)
Net income (loss)	5.04	0.16	—	0.05

	2004

	First(a)	Second	Third	Fourth(b)
	Quarter	Quarter	Quarter	Quarter

Results of Operations

Total revenues	$52.9	$38.8	$38.1	$34.1
Operating profit (loss)	1.3	0.9	(4.4)	(17.2)
Loss before discontinued operations and accounting change	(0.3)	(0.1)	(2.3)	(11.6)
Net income (loss)	7.8	6.1	(1.9)	12.6
Basic earnings (loss) per common share

Loss before discontinued operations and accounting change	$(0.01)	$(0.00)	$(0.08)	$(0.41)
Net income (loss)	0.28	0.22	(0.07)	0.45
Diluted earnings (loss) per common share

Loss before discontinued operations and accounting change	$(0.01)	$(0.00)	$(0.08)	$(0.41)
Net income (loss)	0.28	0.22	(0.07)	0.45

(a)	The Company’s first quarters for 2005 and 2004 contained sixteen weeks. The remaining quarters of 2005 and 2004 contained twelve weeks each.

(b)	Significant fourth quarter adjustments recognized in 2005 include: (1) severances of $2.0 million, and (2) outsourcing contract termination costs of $2.1 million. Significant fourth quarter adjustments recognized in 2004 include: (1) corporate lease termination costs of $9.0 million and (2) severances of $4.1 million.