Form 10-Q
period 2006-04-16
AFC ENTERPRISES INC
filed 2006-05-23
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 16, 2006
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
Yes ☐ No ☑
As of May 12, 2006 there were 29,895,772 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

Part 1. Financial Information
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	16 Weeks Ended
	04/16/06	04/17/05
Revenues:
Sales by company-operated restaurants	$16.1	$21.4
Franchise revenues	24.9	23.2
Other revenues	1.6	1.7

Total revenues	42.6	46.3

Expenses:
Restaurant employee, occupancy and other expenses	8.3	10.9
Restaurant food, beverages and packaging	5.2	6.9
General and administrative expenses	15.0	22.4
Depreciation and amortization	1.8	2.5
Other expenses (income), net	(0.4)	21.3

Total expenses	29.9	64.0

Operating profit (loss)	12.7	(17.7)
Interest expense (income), net	3.8	(0.5)

Income (loss) before income taxes and discontinued operations	8.9	(17.2)
Income tax expense (benefit)	3.2	(6.4)

Income (loss) before discontinued operations	5.7	(10.8)
Discontinued operations, net of income taxes	0.1	156.9

Net income	$5.8	$146.1

Basic earnings per common share:
Income (loss) before discontinued operations	$0.19	$(0.37)
Discontinued operations, net of income taxes	—	5.41

Net income	$0.19	$5.04

Diluted earnings per common share:
Income (loss) before discontinued operations	$0.19	$(0.37)
Discontinued operations, net of income taxes	—	5.41

Net income	$0.19	$5.04

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	04/16/06	12/25/05
ASSETS
Current assets:
Cash and cash equivalents	$2.9	$8.2
Short-term investments	12.5	30.8
Accounts and current notes receivable, net	13.8	16.9
Prepaid income taxes	20.9	31.4
Other current assets	16.3	16.4

Total current assets	66.4	103.7

Long-term assets:
Property and equipment, net	36.3	37.1
Goodwill	9.6	9.6
Trademarks and other intangible assets, net	43.9	43.9
Other long-term assets, net.	19.5	18.4

Total long-term assets	109.3	109.0

Total assets	$175.7	$212.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$25.2	$26.1
Other current liabilities	8.5	22.4
Current debt maturities	1.9	14.8

Total current liabilities	35.6	63.3

Long-term liabilities:
Long-term debt	160.6	176.6
Deferred credits and other long-term liabilities	23.3	21.5

Total long-term liabilities	183.9	198.1

Commitments and contingencies

Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 29,895,259 and 30,001,877 shares issued and outstanding at April 16, 2006 and December 25, 2005, respectively)	0.3	0.3
Capital in excess of par value	165.0	167.8
Notes receivable from officers, including accrued interest	—	(1.1)
Accumulated deficit	(211.0)	(216.8)
Accumulated other comprehensive income	1.9	1.1

Total shareholders’ deficit	(43.8)	(48.7)

Total liabilities and shareholders’ deficit	$175.7	$212.7

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	16 Weeks Ended
	04/16/06	04/17/05
Cash flows provided by (used in) operating activities:
Net income	$5.8	$146.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations, net of income taxes	(0.1)	(156.9)
Depreciation and amortization	1.8	2.5
Asset write downs	(0.1)	0.2
Net gain on sale of assets	(0.1)	(0.1)
Deferred income taxes	0.2	27.7
Non-cash interest, net	0.5	0.5
(Recovery) for credit losses	(0.1)	(0.1)
Excess tax benefits from stock-based compensation	(1.2)	—
Stock-based compensation expense	0.8	0.5
Change in operating assets and liabilities:
Accounts receivable	3.1	(1.1)
Prepaid income taxes	11.8	25.9
Other operating assets	(0.1)	5.5
Accounts payable and other operating liabilities	(13.5)	(60.4)

Net cash provided by (used in) operating activities of continuing operations	8.8	(9.7)

Net cash provided by (used in) operating activities of discontinued operations	—	(4.6)

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(1.5)	(1.7)
Proceeds from dispositions of property and equipment	0.6	—
Proceeds from the sale of Church’s, net	—	368.0
Purchases of short-term investments	(2.5)	(247.0)
Sales and maturities of short-term investments	20.8	37.4
Other, net	0.2	0.3

Net cash provided by investing activities	17.6	157.0

Cash flows provided by (used in) financing activities:
Principal payments - 2005 Credit Facility (term loans)	(28.9)	—
Principal payments - 2002 Credit Facility, net	—	(36.8)
Principal payments — other notes (including VIEs)	—	(0.1)
Decrease in bank overdrafts, net (including effects of discontinued operations)	—	(4.2)
(Increase) decrease in restricted cash (including effects of discontinued operations)	0.7	(90.9)
Proceeds from exercise of employee stock options	5.7	10.8
Excess tax benefits from stock-based compensation	1.2	—
Stock repurchases	(10.0)	—
Other, net	(0.4)	(2.2)

Net cash (used in) financing activities	(31.7)	(123.4)

Net increase (decrease) in cash and cash equivalents	(5.3)	19.3
Cash and cash equivalents at beginning of year	8.2	13.0

Cash and cash equivalents at end of quarter	$2.9	$32.3

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
1. Description of Business
Continuing Operations. AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits (“Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
Discontinued Operations. On December 28, 2004, the Company sold its Church’s Chicken™ (“Church’s”) division to an affiliate of Crescent Capital Investments, Inc. On November 4, 2004, the Company sold its Cinnabon® (“Cinnabon”) subsidiary to Focus Brands, Inc. On July 14, 2003, the Company sold its Seattle Coffee Company (“Seattle Coffee”) subsidiary to Starbucks Corporation.
In the accompanying condensed consolidated financial statements, financial results relating to the Company’s divested businesses are presented as discontinued operations. Unless otherwise noted, discussions and amounts throughout these notes relate to AFC’s continuing operations.
2. Significant Accounting Policies
Significant Accounting Policies. The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 25, 2005, which are contained in the Company’s 2005 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States for complete financial statements is not included. The consolidated balance sheet data as of December 25, 2005 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year.
Principles of Consolidation. The condensed consolidated financial statements include the accounts of AFC Enterprises, Inc. and a variable interest entity that the Company is required to consolidate pursuant to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”). All significant intercompany balances and transactions are eliminated in consolidation.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
2. Significant Accounting Policies (continued)
Fiscal Periods. The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The Company’s first fiscal quarter contains 16 weeks and its remaining quarters contain 12 weeks (13 weeks in the fourth quarter of a 53-week year). The 2006 and 2005 fiscal years contain 53 and 52 weeks, respectively.
Revenue Recognition—Sales by Company-Operated Restaurants. Revenues from the sale of food and beverage products are recognized upon delivery.
Revenue Recognition—Franchise Operations. Revenues from franchising activities include development fees associated with a franchisee’s planned development of a specified number of restaurants within a defined geographic territory, franchise fees associated with the opening of new restaurants, renewal fees upon renewal of a franchise agreement, and ongoing royalty fees which are based on a percentage of restaurant sales. Development fees and franchise fees are recorded as deferred franchise revenue when received and are recognized as revenue when the restaurants covered by the fees are opened or all material services or conditions relating to the fees have been substantially performed or satisfied by the Company. The Company recognizes royalty revenues as earned when the related sales are recorded. Franchise renewal fees are recognized when a renewal agreement becomes effective.
Other Revenues. Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees and other fees associated with these unit conversions. Rental income is recognized on the straight-line basis over the lease term.
Use of Estimates. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, contingencies, income taxes, and Hurricane Katrina related long-lived asset impairments and related insurance recoveries.
Reclassifications. In the accompanying condensed consolidated financial statements and in these notes, certain prior year amounts have been reclassified to conform to the current year’s presentation.
Advertising Fund. The Company maintains a cooperative advertising fund that receives contributions from the Company and from its franchisees, based upon a percentage of restaurant sales, as required by their franchise agreements. This fund is used exclusively for marketing of the Popeyes brand. The Company acts as an agent for the franchisees with regards to the use of their contributions to the fund.
In the Company’s condensed consolidated financial statements, the advertising fund is accounted for in accordance with SFAS No. 45, Accounting for Franchise Fee Revenue. Contributions received and expenses of the advertising fund are excluded from the Company’s condensed consolidated statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s condensed consolidated balance sheets with the exception of (1) cash, which is restricted as to use and included as a component of “other current assets” and (2) the net fund balance, which is included in the Company’s condensed consolidated balance sheets as a component of “accounts payable.” The net fund balance was approximately $7.7 at April 16, 2006 and $4.8 million at December 25, 2005.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
2. Significant Accounting Policies (continued)
Amounts associated with the advertising fund included in our balance sheets at April 16, 2006 and December 25, 2005 were as follows:

(in millions)	4/16/06	12/25/05

Accounts and current notes receivable, net	$3.2	$3.7
Other current assets	12.1	12.4

	$15.3	$16.1

Accounts payable:
Accounts payable	$7.6	$11.3
Net fund balance	7.7	4.8

	$15.3	$16.1

Stock-Based Compensation. Effective December 26, 2005 the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and the same straight-line attribution method used to determine the pro forma disclosures under SFAS 123; and 2) expense related to all stock awards granted on or subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, the Company applies the Black-Scholes valuation model in determining the fair value of stock-based compensation, which is then amortized on the graded vesting attribution method. The Company issues new shares for common stock upon exercise of stock options.
SFAS 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing forfeitures as they occur. The adjustment to apply estimated forfeitures to previously recognized stock-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle. Furthermore, in accordance with the provisions of SFAS 123R, we reclassified the balance in unearned compensation to capital in excess of par value in our condensed consolidated balance sheet to conform with current years presentation.
For the sixteen week period ended April 16, 2006, the Company recognized stock-based compensation expense and related tax benefit of $0.8 million and $0.3 million, respectively.
The impact of SFAS No. 123R reduced basic and diluted net income per share by $0.01 for the sixteen weeks ended April 16, 2006. The following table shows total stock-based compensation expense for the sixteen weeks ended April 16, 2006, included in the condensed consolidated statements of operations:

16 weeks ended
04/16/06

General and administrative expenses	$0.3

Income (loss) before income taxes and discontinued operations	(0.3)
Income tax (benefit)	(0.1)

Income (loss) before discontinued operations	(0.2)
Discontinued operations, net of income taxes	—

Net income	$(0.2)

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as “cash flows provided by (used in) operating activities of continuing operations” in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of “cash flows (used in) financing activities”. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation expense for such options. As a result of adopting SFAS 123R, $1.2 million of excess tax benefits for the sixteen week ended April 16, 2006 have been classified as a financing cash inflow. Prior year amounts have not been reclassified.
Prior to fiscal 2006, the Company accounted for stock-based compensation expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and adopted the disclosure-only provisions of SFAS 123 as if the fair value based method had been applied in measuring compensation expense.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
2. Significant Accounting Policies (continued)
The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the sixteen week period ended April 17, 2005:

16 weeks ended
04/17/05

Net income as reported	$146.1
Add: Stock-based compensation expense, net of tax, included in reported net income	0.5
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(0.9)

Pro forma net income	145.7

Basic earnings per common share
As reported	$5.04
Pro forma	$5.03

Dilutive earnings per common share
As reported	$5.04
Pro forma	$5.03

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and amortized on a straight-line basis over the respective vesting periods.
For further discussion of stock-based compensation, see Note 16.
3. Short-Term Investments
The Company’s short-term investments are accounted for as available-for-sale securities and, as a result, are stated at fair value. At April 16, 2006, all short-term investments consisted of variable rate demand notes or auction rate securities issued by governmental entities. Cost of these variable rate demand notes and auction rate securities approximates their market value.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
4. Other Current Assets

(in millions)	4/16/06	12/25/05

Restricted cash	$10.5	$11.2
Prepaid expenses and other	5.8	5.2

	$16.3	$16.4

The restricted cash balances at April 16, 2006 and December 25, 2005 are primarily associated with the advertising fund the Company maintains for its Popeyes restaurant system.
5. Other Current Liabilities

(in millions)	4/16/06	12/25/05

Accrued wages, bonuses and severance	$1.2	$9.7
Accrued income taxes payable	3.3	3.6
Accrued interest expense	0.5	3.0
Accrued legal expense	0.9	1.3
Accrued employee benefits	0.2	0.8
Accrued lease obligations	0.2	0.4
Current deferred tax liabilities	—	1.2
Other	2.2	2.4

	$8.5	$22.4

6. Long-Term Debt and Other Borrowings

(in millions)	4/16/06	12/25/05

2005 Credit Facility:
Revolving credit facility	$—	$—
Term loan	160.6	189.5
Capital lease obligations	0.6	0.6
Other notes	1.3	1.3

	162.5	191.4
Less current portion	(1.9)	(14.8)

	$160.6	$176.6

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
6. Long-Term Debt and Other Borrowings (continued)
2005 Credit Facility. On May 11, 2005 and as amended on April 14, 2006, the Company entered into a bank credit facility (the “2005 Credit Facility”) with J.P. Morgan Chase Bank and certain other lenders, which consists of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan.
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
At the closing of the 2005 Credit Facility, the Company drew the entire $190.0 million term loan and applied approximately $57.4 million of the proceeds to pay off its 2002 Credit Facility, to pay fees associated with that facility, and to pay closing costs associated with the new facility. The remaining proceeds were used to fund a portion of the Company’s special cash dividend and for general corporate purposes.
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
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of April 16, 2006, the Company had $5.0 million of outstanding letters of credit.
In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year and the total leverage ratio, as defined pursuant to the terms of the facility, exceed specified amounts. During the first quarter of 2006, the Company paid principal in the amount of $28.9 million, including $12.3 million of mandatory prepayments related to fiscal year 2005. Whenever any prepayment is made, subsequent scheduled payments of principal are ratably reduced.
As of April 16, 2006, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility. As of April 16, 2006, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 6.6%.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
6. Long-Term Debt and Other Borrowings (continued)
2005 Interest Rate Swap Agreements. Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. During the sixteen weeks ended April 16, 2006, the net interest income associated with these agreements was $0.2 million. These agreements are accounted for as a hedge. At April 16, 2006, the fair value of these agreements was $3.1 million and was recorded as a component of “other long-term assets, net”.
7. Share Repurchases
Effective July 22, 2002, as amended on October 7, 2002 and expanded on February 17, 2006, the Company’s board of directors approved a share repurchase program of up to $115.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During the first quarter of 2006, the Company repurchased and retired 647,552 shares of common stock for approximately $8.9 million under this program. Of the first quarter repurchases, $3.0 million settled in the second quarter of 2006 and were included in accounts payable at April 16, 2006. No repurchases were made during the first quarter of 2005. As of May 14, 2006 (the end of the Company’s fifth financial period for 2006), the remaining value of shares that may yet be repurchased under the program was $8.7 million.
8. Comprehensive Income
The following table schedules the Company’s comprehensive income for the sixteen weeks ended April 16, 2006 and April 17, 2005. The other comprehensive income relates to the interest rate swap agreements discussed in Note 6.

	16 Weeks Ended
(in millions)	4/16/06	4/17/05

Net income	$5.8	$146.1
Unrealized gains on interest rate swap agreements, net of income taxes	0.8	—

Comprehensive income	$6.6	$146.1

9. Other Expenses (Income), Net

	16 Weeks Ended
(in millions)	4/16/06	4/17/05

Shareholder and other litigation	$(0.5)	$21.1
Impairments of long-lived assets, including those related to hurricanes	(0.1)	0.2
Other hurricane-related costs	0.7	—
Estimated insurance proceeds related to hurricane damages and other asset losses	(0.4)	—
Unit closures	—	0.1
Net gain on sale of assets	(0.1)	(0.1)

	$(0.4)	$21.3

For a discussion of the legal matters related to shareholder and other litigation, see Note 10. For a discussion of hurricane-related impairments, other hurricane-related costs and estimated insurance proceeds related to hurricane damages, see Note 11.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
10. Legal Matters
The Company was previously involved in several lawsuits arising from its announcements on March 24, 2003 and April 22, 2003 indicating that it would restate certain previously issued financial statements including a derivative lawsuit filed by plaintiffs claiming to be acting on behalf of AFC (the “derivative lawsuit”) and certain Section 10(b) and Section 11 securities litigation (the “securities litigation”).
During 2005, the Company entered into two joint settlement agreements associated with the derivative lawsuit and the securities litigation (collectively the “Joint Settlement Agreements”). During the first quarter of 2005, the Company recognized $21.1 million of charges related to shareholder litigation, including an accrual of $15.0 million associated with the securities litigation joint settlement agreement.
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
The Company is involved in legal matters against its former insurers related to directors and officers liability insurance policies, constituting a gain contingency. The Company is unable to predict the outcome of these matters. If the Company were successful in these matters, a substantial portion of any recovery would be provided to (1) the counterparties to the above referenced Joint Settlement Agreements, and (2) our attorneys in these matters.
The Company was previously involved in a legal matter against one of its former independent accounting firms. During the first quarter of 2006, the Company entered into a settlement agreement related to the matter and received $2.0 million in connection with the settlement. As part of the Joint Settlement Agreements, the Company paid $1.2 million of the amount received from this settlement agreement to the counterparties to the Joint Settlement Agreements. This settlement is reported as a component of “other expenses (income), net” (See Note 9).
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
11. Adverse Effects of Hurricane Katrina
During the third quarter of 2005, the Company’s business operations in Louisiana, Mississippi and Alabama were adversely impacted by Hurricane Katrina, particularly in and around the City of New Orleans where the Company had a significant concentration of company-operated restaurants.
There were 36 company-operated restaurants which were temporarily closed as a result of the hurricane. As of April 16, 2006, 13 of these restaurants have been re-opened, 6 have been permanently closed, and 17 restaurants remained temporarily closed.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
11. Adverse Effects of Hurricane (continued)
Outlook for Closed Restaurants. The Company expects to re-open 5-9 restaurants during the remainder of fiscal year 2006. The remaining company-operated restaurants will be evaluated to determine which restaurants will be re-opened at their current site, relocated, or permanently closed. That evaluation will be influenced by plans for revitalization and re-settlement of New Orleans.
Financial Effects. During the first quarter of 2006, the Company:
•	received a $2.5 million advance on its insurance claim for hurricane related damage (which was included in “accounts and current notes receivable, net” at December 25, 2005,
•	revised its estimates and reduced impairments associated with long-lived assets by $0.6 million, (offset by a $0.6 million reduction in related estimated insurance proceeds), and
•	incurred an additional $0.7 million in other costs associated with Hurricane Katrina primarily for ongoing rental and insurance expense for temporarily idled but operable restaurants, clean up costs and claims preparation expenses ($0.5 of which was included in estimated insurance proceeds).
The Company has recorded a receivable for insurance recoveries to the extent losses have been incurred and the realization of a related insurance claim, net of applicable deductibles, is probable. As of April 16, 2006, the receivable balance includes a $3.5 million receivable for insurance recoveries associated with damaged property and equipment, $0.3 million associated with lost inventories and $1.7 million associated with business interruption losses. These amounts are offset by the $2.5 million advance received from the Company’s insurance carrier resulting in a $3.0 million receivable as of April 16, 2006.
The accounting for the above matters involves significant estimates by management. These estimates will be subject to revision as events proceed with the repopulating of New Orleans, the refurbishment of the Company’s restaurants, resolution of certain disputed lease provisions, and negotiations with the Company’s insurance carrier.
12. Interest Expense (Income), Net

	16 Weeks Ended
(in millions)	4/16/06	4/17/05

Interest on debt	$3.8	$1.3
Amortization and write-offs of debt issuance costs	0.5	0.6
Other debt related charges	0.1	0.1
Interest income	(0.6)	(2.5)

	$3.8	$(0.5)

During the sixteen weeks ended April 16, 2006 and April 17, 2005, total payments made for interest were $6.3 million and $2.0 million, respectively.
See Note 6 for a discussion of the 2005 Credit Facility which the Company entered into during 2005. The increase in “interest on debt” resulted primarily from additional borrowings under this new credit facility.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
13. Income Taxes

	16 Weeks Ended
(in millions)	4/16/06	4/17/05

Income tax expense (benefit) from continuing operations	$3.2	$(6.4)
Income tax expense (benefit) from discontinued operations	(0.2)	95.3

Income taxes in the statements of operations, net	3.0	88.9
Income taxes charged (credited) to statements of shareholders’ (deficit):
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1.2)	(3.8)
Other comprehensive income	0.4	—

Total	$2.2	$85.1

At April 16, 2006 and December 25, 2005, the Company’s income tax liability totaled $3.3 million and $3.6 million, respectively, and is included in “other current liabilities”. During the sixteen weeks ended April 16, 2006 and April 17, 2005, total payments made for income taxes were $1.1 million and $0.2 million, respectively. During the first quarter of 2006, the Company received a federal tax refund of $10.0 million related to 2005 overpayments which was included in “prepaid income taxes” at December 25, 2005.
The Company’s effective tax rate associated with continuing operations for the sixteen weeks ended April 16, 2006 was 36.0%. This rate differs from statutory rates due to pre-tax income earned from tax-exempt investments, other permanent differences and inter-period allocations.
On February 13, 2006, the Company received notification of a proposed tax assessment from the Canadian Revenue Authority (“CRA”). The assessment relates to a voluntary disclosure agreement filed by the Company during 2003 on behalf of its former Seattle Coffee subsidiary, and the payment of $1.0 million of estimated tax liabilities. The CRA has proposed the assessment of $0.3 million of interest associated with the earlier payment and an additional $0.5 million of taxes associated with certain disallowed deductions. The Company is preparing to appeal the proposed assessment and is presently unable to estimate a probable loss contingency associated with the proposed assessment as it concerns the disallowed deductions.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
14. Components of Earnings Per Common Share Computation

	16 Weeks Ended
(in millions)	4/16/06	4/17/05

Numerators for earnings per share computation:
Income (loss) before discontinued operations	$5.7	$(10.8)
Discontinued operations	0.1	156.9

Net income	$5.8	$146.1

Denominator for basic earnings per share — weighted average shares	30.0	29.0
Dilutive employee stock options (a)	0.3	—

Denominator for diluted earnings per share	30.3	29.0

(a)	For the first quarter of 2005, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “income (loss) before discontinued operations.” The number of additional shares that otherwise would have been included in the denominator for the dilutive earnings per share computation for the first quarter of 2005 was 0.8 million.
15. Discontinued Operations
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
Cinnabon. On November 4, 2004, the Company sold its Cinnabon subsidiary to Focus Brands, Inc.
Seattle Coffee. On July 14, 2003, the Company sold its Seattle Coffee subsidiary to Starbucks Corporation.
Summary operating results for these discontinued operations were as follows:

	16 Weeks Ended
(in millions)	4/16/06	4/17/05

Income (loss) from operations:
Church’s	$ (0.1)	$ —
Income tax benefit	0.2	—

Income from operations, net	$ 0.1	$ —

Income (loss) from sale of business:
Church’s	$ —	$ 252.3
Cinnabon	—	(0.1)
Income tax benefit (expense)	—	(95.3)

Income from sale of business, net	—	156.9

Discontinued operations, net of income taxes	$ 0.1	$ 156.9

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
16. Stock-Based Compensation
Stock Option Plans
The 1992 Stock Option Plan. Under the 1992 Nonqualified Stock Option Plan, the Company was authorized to issue options to purchase approximately 1.2 million shares of the Company’s common stock. As of November 13, 2002, the Company no longer grants options from this plan. At April 16, 2006, all of the outstanding options were exercised.
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
The 1996 Nonqualified Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Stock Option Plan. This plan authorized the issuance of approximately 4.1 million options. As of November 13, 2002, the Company no longer grants options from this plan. The options currently granted and outstanding allow certain employees of the Company to purchase approximately 0.5 million shares of common stock, which vest at 25% per year. If not exercised, the options expire seven years from the date of issuance.
The 2002 Incentive Stock Option Plan. In February 2002, the Company created the 2002 Incentive Stock Option Plan. This plan authorizes the issuance of 4.5 million options. All grants have been at prices which approximates the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding as of April 16, 2006 allow certain employees of the Company to purchase approximately 0.4 million shares of common stock (which vest at 25% per year) and 0.1 million shares of common stock (which vest at 33.3% per year). If not exercised, the options expire seven years from the date of issuance.
A summary of stock option activity under the plans during the sixteen weeks ended April 16, 2006 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
(shares in thousands)	Shares	price	Term (years)	(millions)

Outstanding at beginning of period	1,840	$10.80
Granted	—	—
Exercised	(580)	9.79
Forfeited	(13)	10.16

Outstanding at end of period	1,247	11.28	3.8	$4.7

Exercisable at end of period	893	$11.11	3.1	$1.9

Shares available for future grants under the plans at end of period	3,302

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
16. Stock-Based Compensation (continued)
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the first quarter of 2006 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
The aggregate intrinsic value of options exercised during the sixteen weeks ended April 16, 2006 and April 17, 2005 was $3.1 million and $11.4 million, respectively.
For both the sixteen week periods ended April 16, 2006 and April 17, 2005, the Company recognized approximately $0.3 million in total stock-based compensation expense under the plans. As of April 16, 2006, there was $1.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the existing stock option plans. This cost is expected to be recognized over a weighted-average period of 2.4 years.
The following table summarizes the nonvested stock option activity for the sixteen week period ended April 16, 2006:

		Weighted Average
		Grant date
(shares in thousands)	Shares	Fair Value

Nonvested stock options outstanding at beginning of period	553	$5.57
Granted	—	—
Vested	(196)	5.39
Forfeited	(4)	4.95

Nonvested stock options outstanding at end of period	353	5.68

Restricted Share Awards
The Company also has granted 244,372 restricted shares pursuant to the 2002 Incentive Stock Option Plan. These awards are amortized as expense on a graded-vesting basis. The Company recognized approximately $0.5 million in stock-based compensation expense associated with these awards during both sixteen week periods ended April 16, 2006 and April 17, 2005. During the vesting period, recipients of the shares are entitled to dividends on such shares, providing that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period. During the sixteen weeks ended April 16, 2006, the Company paid dividends of approximately $0.7 million associated with vested awards which were accrued at December 25, 2005.

		Weighted-
		Average Grant
(shares in thousands)	Shares	Date Fair Value

Nonvested restricted share awards outstanding at beginning of period	173	$25.84
Granted	56	13.45
Vested	(61)	24.91

Nonvested restricted share awards outstanding at end of period	168	21.00

As of April 16, 2006, there was approximately $2.0 million of total unrecognized compensation cost related to nonvested restricted stock awards which are expected to be recognized over a weighted-average period of approximately 1.2 years.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
17. Segment Information (Continuing Operations)
The Company’s reportable business segments are its franchise operations and its company-operated restaurants.

		Company-
	Franchise	Operated
(in millions)	Operations	Restaurants	Corporate	Total

Sixteen weeks ended 4/16/06
Total revenues	$26.5	$16.1	$—	$42.6
Operating profit (loss) before allocation	19.6	0.5	(7.4)	12.7
Corporate overhead allocations (a)	(7.3)	(0.6)	7.9	—

Operating profit (loss) (b)	12.3	(0.1)	0.5	12.7
Depreciation and amortization	0.7	1.1	—	1.8
Capital expenditures	0.6	0.9	—	1.5

Sixteen weeks ended 4/17/05
Total revenues	$24.9	$21.4	$—	$46.3
Operating profit (loss) before allocation	17.3	1.3	(36.3)	(17.7)
Corporate overhead allocations (a)	(5.0)	(0.6)	5.6	—

Operating profit (loss) (b)	12.3	0.7	(30.7)	(17.7)
Depreciation and amortization	0.1	1.1	1.3	2.5
Capital expenditures	0.5	1.2	—	1.7

(a)	Corporate overhead allocations include costs directly related to the operation of each segment and estimated charges based upon each segment’s relative contribution to the Company’s operations.
(b)	During the first quarter of 2006, corporate operating profit, after allocations, relates principally to the settlement agreement with one of the Company’s former independent accounting firms. During the first quarter of 2005, corporate operating loss, after allocations, relates principally to the AFC corporate offices which were closed during 2005 and includes $21.1 million associated with the settlement of shareholder litigation. Costs associated with the Popeyes corporate function and certain AFC costs directly related to our operating segments are allocated to the Company’s franchise operations and company-operated restaurants.
Assets within the Company’s corporate segment have decreased approximately $34.0 during the sixteen week period ended April 16, 2006 principally due to the use of cash and short-term investments to reduce long-term debt and repurchase shares of the Company’s common stock.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements – Continued
18. Subsequent Event
On May 1, 2006, the Company completed an acquisition of 13 franchised restaurants from a Popeyes franchisee in the Memphis and Nashville, Tennessee markets. Under the terms of the acquisition, the Company paid $9.1 million in cash and assumed $3.3 million of the seller’s debt. In addition, the Company and the seller entered into 7 long-term leases associated with certain of those restaurants where the Company is the lessee. The 13 restaurants will be included in the Company’s company-operated restaurants segment. The acquired restaurants provide regional diversity and additional company-operated test markets for our new menu items, promotional concepts and new restaurant designs for the benefit of the entire Popeyes system. The acquisition will also provide a new market for continued growth of company-operated restaurants.
The Company is in the process of obtaining third-party valuations of property and equipment, certain intangible assets, and leases. The Company expects to complete its allocation of the purchase price prior to July 9, 2006, the end of its fiscal second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis for AFC Enterprises, Inc. (“AFC” or “the Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.
Nature of Business
     Within our continuing operations, we develop, operate and franchise quick-service restaurants (QSR’s) under the trade name Popeyes® Chicken & Biscuits (“Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
     As of April 16, 2006, we operated and franchised 1,833 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 25 foreign countries.

	April 16,	Dec. 25,
Opened Restaurants	2006	2005

Domestic:
Company-Operated	33	32
Franchised	1,466	1,451
International:
Franchised	334	345

Total	1,833	1,828

Management Overview of 2006 Operating Results (First Quarter)
     The first quarter of 2006 was an encouraging quarter. Our Popeyes brand:
•	realized a 4.6% increase in same-store sales (as compared to the comparable period for 2005) from our franchise operations segment (a 5.6% increase in domestic same-store sales offset by a 4.9% decline in international same-store sales),

•	opened 33 new franchised restaurants partially offset by 24 permanent closings,

•	realized a 24.1% increase in same-store sales from our company-operated restaurants segment,

•	experienced a 7.2% increase in global system-wide sales,

•	re-opened 3 additional company-operated stores in New Orleans previously impacted by Hurricane Katrina,

•	reduced our principal of long-term debt by $28.9 million, and

•	repurchased over 647,552 shares of our common stock.
     Our increases in same-store sales in both our franchised and company-operated restaurant segments are primarily attributable to continued improvement in restaurant operating procedures, successful food-focused advertising campaigns and the continued benefits derived from the roll-out of new menu boards throughout the Popeyes system during 2005.
     Our company-operated restaurants also benefited during the first quarter of 2006 from an influx of consumers in New Orleans engaged in rebuilding efforts and reduced QSR competition in the New Orleans market following Hurricane Katrina.
     We also successfully reduced our general and administrative costs by $7.4 million in the first quarter of 2006 versus the first quarter of 2005. General and administrative costs as a percentage of total revenues was reduced from 48% in the first quarter of 2005 to 35% during the first quarter of 2006. This decrease relates primarily to the reduction of personnel costs resulting from the restructuring of our corporate operations and a significant reduction in IT, legal, accounting, and other professional fees.

     A summary of our financial results and key operational metrics is presented below.

	16 Weeks Ended
(Dollars in millions)	4/16/06	4/17/05

Sales by company-operated restaurants	$16.1	$21.4
Franchise revenues (a)	24.9	23.2
Other revenues	1.6	1.7

Total revenues	$42.6	$46.3

Operating profit (loss)	$12.7	$(17.7)
Net income	$5.8	$146.1

Same-store sales growth: (b)
Company-operated restaurant segment	24.1%	3.4%
Franchised restaurant segment	4.6%	2.2%
Domestic (domestic franchised and company-operated restaurants)	6.1%	2.8%

Company-operated restaurants (all domestic)
Units open at beginning of period	32	56
New unit openings	—	—
Unit conversions, net	(1)	—
Permanent unit closures	(1)	(1)
Temporary unit closures, net	3	1

Units open at the end of first quarter	33	56

Franchised restaurants
Units open at beginning of period	1,796	1,769
New unit openings	33	27
Unit conversions, net	1	0
Permanent unit closures	(24)	(31)
Temporary unit closures, net	(6)	(3)

Units open at the end of first quarter	1,800	1,762

(a)	Franchise revenues are principally composed of royalty payments from franchisees that are determined based upon franchisee sales. While franchisee sales are not recorded as revenues by the Company, we believe they are important in understanding the Company’s financial performance as these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. For the first quarter of 2006 and 2005, franchisee sales were $504.7 million and $464.3 million, respectively. On a full year basis, franchisee sales were $1,552 million in 2005, $1,452 million in 2004, $1,386 million in 2003, $1,335 million in 2002, and $1,216 million in 2001.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants.

     In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	16 Weeks Ended
	4/16/06	4/17/05

Revenues:
Sales by company-operated restaurants	38%	46%
Franchise revenues	58%	50%
Other revenues	4%	4%

Total revenues	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (a)	52%	51%
Restaurant food, beverages and packaging (a)	32%	32%
General and administrative expenses	35%	48%
Depreciation and amortization	4%	5%
Other expenses (income), net	(1)%	46%

Total expenses	70%	138%

Operating profit (loss)	30%	(38)%
Interest expense (income), net	9%	(1)%

Income (loss) before income taxes and discontinued operations	21%	(37)%
Income tax expense (benefit)	8%	(14)%

Income (loss) before discontinued operations	13%	(23)%
Discontinued operations, net of income taxes	1%	339%

Net income	14%	316%

(a)	Expressed as a percentage of sales by company-operated restaurants.
Financial Results — First Quarter
     During the first quarter of 2006, total revenues were $42.6 million, a $3.7 million decrease from the first quarter of 2005. This decrease was principally due to a $5.3 million decrease in sales by company-operated restaurants and a $0.1 million decrease in other revenues, partially offset by a $1.7 million increase in franchise revenues. The decrease in sales from company-operated restaurants was due to the effects of permanent and temporary restaurant closures resulting from Hurricane Katrina, partially offset by a 24.1% increase in same-store sales for company-operated restaurants. The increase in franchise revenues was principally due to an increase in royalties, a function of the 4.6% increase in same-store sales in our franchise operations segment.
     Operating profits for the first quarter of 2006 was $12.7 million, a $30.4 million improvement from the first quarter of 2005. The improvement in operating profits was favorably impacted by a:
•	$21.7 million decrease in other expenses (income), net

•	$7.4 million decrease in general and administrative expenses,

•	$2.3 million increase in contribution of increased franchise revenues, and

•	$0.7 million reduction in depreciation and amortization expenses, as compared with the first quarter of 2005.
     Partially offset by a:
•	$0.8 million decrease in contribution from company-operated restaurants.

     During the first quarter of 2006, our net income was approximately $5.8 million, a $140.3 million decrease from the first quarter of 2005. This decrease was primarily due to the $156.9 million income from discontinued operations recognized during the first quarter of 2005 which was related to the sale of our Church’s brand and $4.3 million of increased interest expense, net of interest income. These factors were partially offset by a $21.7 million reduction in other expenses (income), net in the first quarter of 2006 compared to the first quarter of 2005, and improvement in operating profit discussed above.
2006 Same-Store Sales — First Quarter
     During the first quarter of 2006, our company-operated and franchise operations segments experienced increases in same-store sales of 24.1% and 4.6%, respectively. This was also our seventh consecutive quarter of positive domestic same-store sales. We believe this trend reflects the success of our food-focused advertising campaigns, menu enhancements, continued improvement in restaurant operations, and continued restaurant re-imaging throughout our system. Within our franchised operations segment, we experienced a same-store sales increase of 5.6% for domestic franchised restaurants which was partially offset by a 4.9% decrease in international same-store sales.
     The decrease in international same-store sales was due primarily to a continued decline in the overall Korean market, major troop movements through Europe impacting restaurants located at U.S. military bases abroad and by avian flu concerns in Asia. However, the decline in international same-store sales was partially offset by an increase in Canada where focused efforts to improve performance have resulted in same-store sales increases.
Looking Forward to the Remainder of 2006
     By year-end 2006, we expect total new restaurant openings for our global system to be between 130-140 restaurants and permanent closings between 65-75 restaurants, which are consistent with our prior guidance. We anticipate full-year total domestic same-store sales growth (blended growth including both company-operated and franchised restaurants) of 2.0% — 3.0% for 2006, which is also consistent with our prior guidance.
     Of the 17 company-operated restaurants impacted by Hurricane Katrina that remained temporarily closed at April 16, 2006, the Company expects to re-open 5-9 of those restaurants during the remainder of 2006. The remaining temporarily closed company-operated restaurants will be evaluated to determine which restaurants will be re-opened at their current site, relocated, or permanently closed. That evaluation will be influenced by plans for revitalization and re-settlement of New Orleans.
     We and others in the QSR industry may be adversely impacted by the increase in overall gasoline prices. If higher gasoline prices persist, it could significantly impact the discretionary income of our customers and, in turn, we would expect it to adversely impact our sales performance and that of our franchisees. We have tested value oriented promotions to offset this possible loss of consumer discretionary income.
     We believe that our promotions for the remainder of 2006 provide a balance between value and quality, high demand product offerings like crawfish and Sweet Heat® boneless wings. We are also enthusiastic about the testing of national cable advertising as a medium to reach more Popeyes’ customers this fall.
     We continue to plan for the possibility of an avian flu event in the continental United States. We have assembled an avian flu task force to develop our response strategy and contingency planning. This planning includes the development of safety-focused point of purchase materials, avian-specific advertising scripts, and alternative marketing plans focused on seafood items.
     Operationally, we will continue national programs designed to improve the quality of our service by instituting improvements in training and national testing on core service standards. We are also excited about our recent acquisition of 13 restaurants in the Memphis and Nashville, Tennessee markets. The acquired units provide regional diversity and additional company-operated test markets for our new menu items, promotional concepts and new restaurant designs which will benefit the entire Popeyes system. In addition, the acquisition will also provide a new market for continued growth of company-operated restaurants.

     In our international segment, we will continue to tailor Popeye’s menu offerings, supply chain and venues in each market in order to improve the performance of the international stores. In Korea, where our master franchisee and subfranchisee operate 134 Popeyes’ units, we are focused on assisting the master franchisee with implementing improvements and measuring operational performance, as well as improving the support and training in the units. Elsewhere, our franchise operators in Canada, the Middle East and Mexico are experiencing strong operating performance. We expect new unit growth from these regions and we are focused on extending the Popeyes’ brand to neighboring markets.
Comparisons of the First Quarter for 2006 and 2005
Sales by Company-Operated Restaurants
     Sales by company-operated restaurants were $16.1 million in the first quarter of 2006, a $5.3 million decrease from the first quarter of 2005. The decrease was primarily due to:
•	an $8.6 million decrease due to temporary and permanent restaurant closures resulting from Hurricane Katrina, partially offset by:
•	a $1.0 million increase due to one newly constructed company-operated restaurant in 2005 and the acquisition of two restaurants that were previously franchised restaurants, and

•	a $2.9 million increase due to a 24.1% increase in same-store sales in the first quarter of 2006 as compared to the first quarter of 2005.
     The remaining fluctuation was due to various factors, including the timing and duration of temporary restaurant closings, in both the first quarter of 2006 and 2005, related to the re-imaging or rebuilding of certain restaurants.
     Our company-operated restaurants also benefited during the first quarter of 2006 from an influx of consumers in New Orleans engaged in the rebuilding efforts and significantly reduced QSR competition following Hurricane Katrina in that market.
Franchise Revenues
     Franchise revenues have three basic components: (1) ongoing royalty fees that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new unit openings and renewals; and (3) development fees associated with the agreement by which a franchisee may develop new restaurants in a given market (usually paid at the inception of the agreement and recognized as revenue as restaurants are actually opened or the development right is terminated). Royalty revenues are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues.
     Franchise revenues were $24.9 million in the first quarter of 2006, a $1.7 million increase from the first quarter of 2005. Of this increase, approximately $2.1 million was due to an increase in domestic franchise revenues partially offset by a $0.4 decrease in international franchise revenues.

     The $2.1 million increase in domestic franchise revenues is due primarily to increased franchise royalties realized from a 5.6% increase in domestic franchise same-store sales and a net increase of 44 domestic franchise restaurants from April 17, 2005 to April 16, 2006.
     The $0.4 million decrease in international franchise revenues is primarily due to a $0.2 million decrease in franchise fees, a 4.9% decrease in international same-store sales, and a 1% temporary royalty relief to a Korean franchisee conditioned upon the reinvestment of the funds in marketing and development. The decrease in international same-store sales was partially attributed to continued decline in the Korean market, increased troop movements in Europe which negatively impacted restaurants located at U.S. Air Force bases abroad and by avian flu episodes in the middle and far east. These factors were partially offset by strong same-store performance in Canada.
Other Revenues
     Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees and other fees associated with unit conversions. Other revenues were $1.6 million in the first quarter of 2006, a $0.1 million decrease from the first quarter of 2005.
Restaurant Employee, Occupancy and Other Expenses
     Restaurant employee, occupancy and other costs were $8.3 million in the first quarter of 2006, a $2.6 million decrease from the first quarter of 2005. This decrease was principally attributable to the decrease in number of company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 52% and 51% of sales from company-operated restaurants in the first quarter of 2006 and 2005, respectively. The increase in this ratio from 2005 to 2006 related to increased property insurance costs, primarily related to our New Orleans restaurants.
Restaurant Food, Beverages and Packaging
     Restaurant food, beverages and packaging costs were $5.2 million in the first quarter of 2006, a $1.7 million decrease from the first quarter of 2005. This decrease was principally attributable to the decrease in number of company-operated restaurants (discussed above). Restaurant food, beverages and packaging costs were approximately 32% of sales from company-operated restaurants in the first quarter of 2006 and 2005.
General and Administrative Expenses
     General and administrative expenses were $15.0 million in the first quarter of 2006, a $7.4 million decrease from the first quarter of 2005. The decrease was primarily due to:
•	$2.6 million of lower personnel and office rents resulting directly from the restructuring of our corporate operations,

•	$3.0 million of lower professional fees (primarily legal, auditing and consulting),

•	$0.8 million of lower outsourcing and contractor costs for information technology and accounting support services,

•	$0.2 million of lower bank service fees, and

•	$0.2 million of lower bad debt expense.
     On a consolidated basis, general and administrative expenses were approximately 35% and 48% of total revenues in the first quarter of 2006 and 2005, respectively.

Depreciation and Amortization
     Depreciation and amortization was $1.8 million in the first quarter of 2006, a $0.7 million decrease from the first quarter of 2005. This decrease was principally due to accelerated depreciation during the first quarter of 2005 associated with the closure of the corporate center.
Other Expenses (Income), Net
     Other expenses, net were ($0.4) million in the first quarter of 2006, a $21.7 million decrease from the first quarter of 2005. The decrease is primarily due to $21.1 million decrease in shareholder litigation costs related to the defense and settlement of the shareholder litigation matter during the first quarter of 2005 and a $0.5 million settlement with one of our former independent accounting firms, net of amount paid to counterparties to the joint settlement agreements and legal fees. See Notes 9 and 10 of the condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense (Income), Net
     Interest expense, net was $3.8 million in the first quarter of 2006, a $4.3 million increase from the first quarter of 2005. The increase was principally due to $2.5 million of higher interest related to an increase in long-term debt and a $1.9 million decrease in interest income resulting from the excess cash balances following our Church’s divestiture during the first quarter of 2005; partially offset by a $0.1 million decrease in debt issuance cost amortization. A schedule of the components of interest expense, net can be found at Note 12 to our condensed consolidated financial statements included at Part 1, Item 1 of this quarterly report.
Income Tax Expense (Benefit)
     In the first quarter of 2006, we had an income tax expense associated with our continuing operations of $3.2 million compared to a $6.4 million income tax benefit in the first quarter of 2005. Our effective tax rate associated with continuing operations in the first quarter of 2006 and 2005 was 36% and 37%, respectively. The effective tax rate for the first quarter of 2006 differed from statutory rates due primarily to prior-year tax accruals, pre-tax income earned from tax-exempt investments and inter-period allocations. See Note 13 to our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report.
Discontinued Operations, Net of Income Taxes
     Discontinued operations provided after-tax income of $0.1 million in the first quarter of 2006 compared to $156.9 million in the first quarter of 2005 (principally related to sale of Church’s operations). A schedule of the components of discontinued operations, net of income taxes can be found at Note 15 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Liquidity and Capital Resources
     We finance our business activities primarily with:
•	cash flows generated from our operating activities, and

•	borrowings under our 2005 Credit Facility.
     Based upon our current level of operations, our existing cash reserves and short-term investments (collectively, $15.4 million available as of April 16, 2006), and available borrowings under our 2005 Credit Facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures for the remainder of 2006 and beyond.
     Our strong financial position allows us to pursue our growth strategies. Our priorities in the use of available cash are:
•	reinvestment in our core business activities,

•	repurchase of shares, and

•	reduction of long-term debt.
     Our investment in core business activities includes the re-imaging of our company-operated restaurants, building of new company-operated restaurants, strategic acquisitions of franchised restaurants, marketing initiatives, and franchisee support systems.
     In addition to the scheduled payments of principal on the term loan at the end of each fiscal year, the Company is subject to mandatory prepayments (25% or 50% of consolidated excess cash flows) in those situations when consolidated excess cash flows for the year and total leverage ratio, as defined pursuant to the terms of the facility, exceed specified amounts. During the first quarter of 2006, we paid principal in the amount of $28.9 million, including $12.3 million of mandatory prepayments related to fiscal year 2005.
     During the first quarter of 2006, the Company repurchased and retired 647,522 shares of common stock for approximately $8.9 million.
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
     Acquisition of Previously Franchised Restaurants. On May 1, 2006, we completed an acquisition of 13 franchised restaurants from a Popeyes franchisee, in the Memphis and Nashville, Tennessee markets. Under the terms of the acquisition, we paid $9.1 million in cash and assumed $3.3 million of the franchisee debt. In addition, AFC and Seller entered into 7 long-term leases associated with certain of those restaurants where we are the lessee. The acquired restaurants provides regional diversity and additional company-operated test markets for our new menu items, promotional concepts and new restaurant designs for the benefit of the entire Popeyes system. The acquisition will also provide a new market for continued growth of company-operated restaurants.
Long Term Debt
     For a discussion of our long-term debt, see Note 6 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report. That note is hereby incorporated by reference into this Item 2.
Capital Expenditures
     Our capital expenditures consist of re-imaging activities associated with company-operated restaurants, new unit construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, strategic acquisitions of restaurants from franchisees, rebuilding of restaurants damaged by Hurricane Katrina, and investments in information technology hardware and software. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per unit basis typically cost between $70,000 and $160,000. Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our bank credit facilities.

     During the sixteen week period ended April 16, 2006, we invested approximately $1.5 million in various capital projects, including approximately $0.7 million in the rebuilding of restaurants damaged by Hurricane Katrina, $0.6 million for information technology hardware and software, and approximately $0.2 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities.
     We estimate additional capital costs associated with hurricane-related damages to approximate $2.5-$3.5 million for the remainder of 2006. As discussed in Note 11 to our condensed consolidated financial statements in Part 1, Item 1 of this quarterly report, we have insurance coverage for property damage that should offset a majority of these costs.
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
Forward-Looking Statements
     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, the need to continue to improve our internal controls, adverse effects on operations from Hurricane Katrina, the Company’s ability to recover related losses from its insurers and the economic impact on consumer spending in markets affected by Katrina, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2005 Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, adverse effects of regulatory actions arising in connection with the restatement of our previously issued financial statements, effects of increased gasoline prices, general economic conditions, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2005 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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
     Instances of avian flu or other food-borne illnesses could adversely affect the price and availability of poultry. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us and could result in a decline in our sales.
     In order to ensure favorable pricing for fresh chicken purchases and maintain an adequate supply of fresh chicken for AFC and its franchisees, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken pricing contracts with chicken suppliers.
     Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the first quarter of 2006 and 2005, foreign-sourced revenues represented 4.5% and 5.0%, respectively, of our total revenues. As of April 16, 2006, approximately $0.7 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 25 countries with over 60% of our international franchised restaurants located in Korea, Indonesia and Canada.
     Interest Rate Risk With Respect to our 2005 Credit Facility. We have a market risk exposure to changes in interest rates with respect to our 2005 Credit Facility. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 16, 2006, we had outstanding borrowings under our 2005 Credit Facility of $160.6 million.
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
     The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under our facility would be approximately $0.3 million.

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

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
     For a discussion of our legal matters, see Note 10 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report. That note is hereby incorporated by reference into this Part 2, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the first quarter of 2006, we repurchased 647,552 of our common shares as scheduled below:

			Total Number of	Maximum Value of
			Shares Repurchased	Shares that May Yet
	Number of Shares	Average Price Paid	as Part of a Publicly	Be Repurchased
Period	Repurchased(1)	Per Share	Announced Plan	Under the Plan(1)

Period 1
12/26/05 — 1/22/06	172,263	$15.38	172,263	$270
Period 2
1/23/06 — 2/19/06	—	—	—	$15,000,270
Period 3
2/20/06 — 3/19/06	—	—	—	$15,000,270
Period 4
3/20/06 — 4/16/06	475,289	$13.29	475,289	$8,683,679

Total	647,552	$13.84	647,552	$8,683,679

(1)	As originally announced on July 22, 2002, amended on October 7, 2002, re-affirmed on May 27, 2005, and expanded on February 17, 2006, the Company’s board of directors has approved a share repurchase program. This program authorizes us to repurchase up to $115.0 million of our outstanding common stock.
Item 6. Exhibits
     (a) Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005).

Exhibit 10.1	Asset Purchase Agreement, dated April 13, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 3, 2006).

Exhibit 10.2	First Amendment to Purchase Agreement, dated April 28, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 3, 2006).

Exhibit 10.3	First Amendment to the Second Amended and Restated Credit Agreement dated as of May 11, 2005 among AFC Enterprises, Inc, JP Morgan Chase and certain other lenders.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 14 to our condensed consolidated financial statements in Part 1, Item 1 of this quarterly report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.
Date: May 23, 2006	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)