Form 10-Q
period 2006-07-09
AFC ENTERPRISES INC
filed 2006-08-16
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 9, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-32369
AFC Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	58-2016606
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

5555 Glenridge Connector, NE, Suite 300
Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip code)
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
Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
     As of August 4, 2006 there were 29,244,514 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

Part 1. Financial Information
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	07/09/06	07/10/05	07/09/06	07/10/05
Revenues:
Sales by company-operated restaurants	$14.6	$15.9	$30.7	$37.3
Franchise revenues	18.6	18.3	43.5	41.5
Other revenues	1.2	1.2	2.8	2.9

Total revenues	34.4	35.4	77.0	81.7

Expenses:
Restaurant employee, occupancy and other expenses	7.8	8.5	16.1	19.4
Restaurant food, beverages and packaging	4.7	5.2	9.9	12.1
General and administrative expenses	11.1	12.6	26.1	35.0
Depreciation and amortization	1.6	1.5	3.4	4.0
Other expenses (income), net	(1.4)	(0.1)	(1.8)	21.2

Total expenses	23.8	27.7	53.7	91.7

Operating (loss) profit	10.6	7.7	23.3	(10.0)
Interest expense, net	2.5	2.4	6.3	1.9

Income (loss) before income taxes and discontinued operations	8.1	5.3	17.0	(11.9)
Income tax expense (benefit)	3.1	0.1	6.3	(6.3)

Income (loss) before discontinued operations	5.0	5.2	10.7	(5.6)
Discontinued operations, net of income taxes	0.1	(0.3)	0.2	156.6

Net income	$5.1	$4.9	$10.9	$151.0

Basic earnings per common share:
Income (loss) before discontinued operations	$0.17	$0.18	$0.36	$(0.19)
Discontinued operations, net of income taxes	0.01	(0.01)	0.01	5.38

Net income	$0.18	$0.17	$0.37	$5.19

Diluted earnings per common share:
Income (loss) before discontinued operations	$0.16	$0.17	$0.35	$(0.19)
Discontinued operations, net of income taxes	0.01	(0.01)	0.01	5.38

Net income	$0.17	$0.16	$0.36	$5.19

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	07/09/06	12/25/05
ASSETS
Current assets:
Cash and cash equivalents	$2.7	$8.2
Short-term investments	—	30.8
Accounts and current notes receivable, net	11.5	16.9
Prepaid income taxes	17.4	31.4
Other current assets	18.4	16.4

Total current assets	50.0	103.7

Long-term assets:
Property and equipment, net	38.1	37.1
Goodwill	11.6	9.6
Trademarks and other intangible assets, net	52.7	43.9
Other long-term assets, net	19.7	18.4

Total long-term assets	122.1	109.0

Total assets	$172.1	$212.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24.2	$26.1
Other current liabilities	9.4	22.4
Current debt maturities	11.4	14.8

Total current liabilities	45.0	63.3

Long-term liabilities:
Long-term debt	148.7	176.6
Deferred credits and other long-term liabilities	24.9	21.5

Total long-term liabilities	173.6	198.1

Commitments and contingencies

Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 29,244,414 and 30,001,877 shares issued and outstanding at July 9, 2006 and December 25, 2005, respectively)	0.3	0.3
Capital in excess of par value	157.0	167.8
Notes receivable from officers, including accrued interest	—	(1.1)
Accumulated deficit	(205.9)	(216.8)
Accumulated other comprehensive income	2.1	1.1

Total shareholders’ deficit	(46.5)	(48.7)

Total liabilities and shareholders’ deficit	$172.1	$212.7

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	28 Weeks Ended
	07/09/06	07/10/05
Cash flows provided by (used in) operating activities:
Net income	$10.9	$151.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations, net of income taxes	(0.2)	(156.6)
Depreciation and amortization	3.4	4.0
Asset write-downs	—	0.7
Net (gain) on sale and disposal of assets	(1.6)	(1.2)
Deferred income taxes	(0.1)	26.7
Non-cash interest, net	0.7	2.4
Recovery of credit losses	(0.1)	(0.2)
Excess tax benefits from stock-based compensation	(1.2)	—
Stock-based compensation expense	1.4	1.1
Change in operating assets and liabilities:
Accounts receivable	5.2	0.8
Prepaid income taxes	15.3	25.9
Other operating assets	0.7	5.4
Accounts payable and other operating liabilities	(11.3)	(108.8)

Net cash provided by (used in) operating activities of continuing operations	23.1	(48.8)

Net cash (used in) operating activities of discontinued operations	—	(4.6)

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(2.4)	(2.3)
Proceeds from dispositions of property and equipment	3.0	3.1
Proceeds from the sale of Church’s, net	—	368.0
Acquisition of franchised restaurants	(8.8)	(2.2)
Purchases of short-term investments	(2.5)	(247.0)
Sales and maturities of short-term investments	33.3	187.8
Other, net	0.4	0.6

Net cash provided by investing activities	23.0	308.0

Cash flows provided by (used in) financing activities:
Proceeds from 2005 Credit Facility	—	190.0
Principal payments — 2005 Credit Facility (term loans)	(33.3)	—
Principal payments — 2002 Credit Facility, net	—	(90.3)
Principal payments — other notes (including VIEs)	(1.3)	(0.1)
Decrease in bank overdrafts, net	—	(5.2)
Increase in restricted cash	(1.9)	(2.8)
Debt issuance costs	—	(3.5)
Dividends paid	—	(352.9)
Proceeds from exercise of employee stock options	5.7	11.7
Excess tax benefits from stock-based compensation	1.2	—
Stock repurchases	(21.7)	—
Other, net	(0.3)	(2.5)

Net cash (used in) financing activities	(51.6)	(255.6)

Net decrease in cash and cash equivalents	(5.5)	(1.0)
Cash and cash equivalents at beginning of year	8.2	13.0

Cash and cash equivalents at end of quarter	$2.7	$12.0

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
Principles of Consolidation. The condensed consolidated financial statements include the accounts of AFC Enterprises, Inc. and a variable interest entity whose operations were consolidated through May 25, 2006, pursuant to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”). All significant intercompany balances and transactions are eliminated in consolidation.
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
In the Company’s condensed consolidated financial statements, the advertising fund is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, Accounting for Franchise Fee Revenue. Contributions received and expenses of the advertising fund are excluded from the Company’s condensed consolidated statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s condensed consolidated balance sheets with the exception of (1) cash, which is restricted as to use and included as a component of “other current assets” and (2) the net fund balance, which is included in the Company’s condensed consolidated balance sheets as a component of “accounts payable.” The net fund balance was approximately $7.1 million at July 9, 2006 and $4.8 million at December 25, 2005.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
Amounts associated with the advertising fund included in our balance sheet at July 9, 2006 and December 25, 2005 were as follows:

(in millions)	7/09/06	12/25/05

Accounts and current notes receivable, net	$3.9	$3.7
Other current assets	14.1	12.4

	$18.0	$16.1

Accounts Payable:
Accounts Payable	$10.9	$11.3
Net Fund Balance	7.1	4.8

	$18.0	$16.1

Stock-Based Compensation. Effective December 26, 2005 the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and the same straight-line attribution method used to determine the pro forma disclosures under SFAS 123; and 2) expense related to all stock awards granted on or subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, the Company applies the Black-Scholes valuation model in determining the fair value of stock-based compensation, which is then amortized on the graded vesting attribution method. The Company issues new shares for common stock upon exercise of stock options.
SFAS 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing forfeitures as they occur. The adjustment to apply estimated forfeitures to previously recognized stock-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle. Furthermore, in accordance with the provisions of SFAS 123R, we reclassified the balance in unearned compensation to capital in excess of par value in our condensed consolidated balance sheet to conform with the current year’s presentation.
The Company recorded $0.7 million ($0.4 million net of tax) and $1.5 million ($0.9 million net of tax) in total stock compensation expense for the twelve weeks and twenty-eight weeks ended July 9, 2006, respectively. The Company recorded $0.6 million ($0.4 million net of tax) and $1.1 million ($0.7 million net of tax) in total stock compensation expense for the twelve weeks and twenty-eight weeks ended July 10, 2005, respectively.
The impact of expensing stock options under SFAS No. 123R reduced basic and diluted net income per share by zero and $0.01 for the twelve weeks and twenty-eight weeks ended July 9, 2006. The following table shows the impact to our fiscal 2006 condensed consolidated statements of operations due to the adoption of SFAS 123R:

	12 weeks ended	28 weeks ended
(in millions)	7/09/06	7/09/06

General and administrative expenses	$0.2	$0.5

Income (loss) before income taxes and discontinued operations	(0.2)	(0.5)
Income tax (benefit)	(0.1)	(0.2)

Income (loss) before discontinued operations	(0.1)	(0.3)
Discontinued operations, net of income taxes	—	—

Net income	$(0.1)	$(0.3)

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as “cash flows provided by (used in) operating activities of continuing operations” in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of “cash flows (used in) financing activities”. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation expense for such options. As a result of adopting SFAS 123R, $1.2 million of excess tax benefits for the twenty-eight weeks ended July 9, 2006 have been classified as a financing cash inflow. Prior year amounts have not been reclassified.
Prior to fiscal 2006, the Company accounted for stock-based compensation expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and adopted the disclosure-only provisions of SFAS 123 as if the fair value based method had been applied in measuring compensation expense.
The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the twelve week and twenty-eight week periods ended July 10, 2005:

	12 Weeks Ended	28 Weeks Ended

(in millions)	07/10/05	07/10/05

Net income as reported	$4.9	$151.0
Fair value of stock-based employee compensation expense	(0.2)	(0.6)

Pro forma net income	$4.7	$150.4

Basic earnings per share:
As reported	$0.17	$5.19
Pro forma	0.16	5.17

Diluted earnings per share:
As reported	$0.16	$5.19
Pro forma	0.16	5.17

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and amortized on a straight-line basis over the respective vesting periods.
For further discussion of stock-based compensation, see Note 15.
Recent Accounting Pronouncements That The Company Has Not Yet Adopted. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that when accounting for uncertainty in income taxes, a tax position taken or expected to be taken in a tax return must be evaluated and determined that it is more likely than not that a tax position will be sustained upon examination by taxing authorities for financial statement recognition. The tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of the recognition and measurement provisions of FIN 48 on our existing tax positions. Upon adoption, the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings and shall be disclosed in the statement of financial position as of the date of adoption.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
3. Other Current Assets

(in millions)	7/09/06	12/25/05

Restricted cash	$13.1	$11.2
Current deferred tax assets	0.7	—
Prepaid expenses and other	4.6	5.2

	$18.4	$16.4

The restricted cash balances at July 9, 2006 and December 25, 2005 are primarily associated with the advertising fund the Company maintains for its Popeyes restaurant system.
4. Other Current Liabilities

(in millions)	7/09/06	12/25/05

Accrued wages, bonuses and severance	$1.8	$9.7
Accrued income taxes payable	3.3	3.6
Accrued interest expense	0.4	3.0
Accrued legal expense	0.7	1.3
Accrued employee benefits	0.5	0.8
Accrued lease obligations	0.2	0.4
Current deferred tax liabilities	—	1.2
Other	2.5	2.4

	$9.4	$22.4

5. Long-Term Debt and Other Borrowings

(in millions)	7/09/06	12/25/05

2005 Credit Facility:
Revolving credit facility	$—	$—
Term loan	156.2	189.5
Capital lease obligations	0.6	0.6
Other notes	3.3	1.3

	160.1	191.4
Less current portion	(11.4)	(14.8)

	$148.7	$176.6

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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
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
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of July 9, 2006, the Company had $5.0 million of outstanding letters of credit.
In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year and the total leverage ratio, as defined pursuant to the terms of the facility, exceed specified amounts. During the first twenty-eight weeks of 2006, the Company paid principal in the amount of $33.3 million, including $12.3 million of mandatory prepayments related to fiscal year 2005. Whenever any prepayment is made, subsequent scheduled payments of principal are ratably reduced. On August 7, 2006, the Company made a voluntary prepayment of $10.0 million which has been classified as current debt maturities in the accompanying balance sheet as of July 9, 2006.
As of July 9, 2006, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility. As of July 9, 2006, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 6.6%.
2005 Interest Rate Swap Agreements. Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. During the twelve weeks and twenty-eight weeks ended July 9, 2006, the net interest income associated with these agreements was $0.1 million and $0.3 million, respectively. These agreements are accounted for as an effective cash flow hedge. At July 9, 2006, the fair value of these agreements was $3.4 million and was recorded as a component of “other long-term assets, net”. The changes in fair value are recognized in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.
6. Share Repurchases
Effective July 22, 2002, as amended on October 7, 2002, re-affirmed on May 27, 2005, and expanded on February 17, 2006 and June 27, 2006, the Company’s board of directors approved a share repurchase program of up to $165.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During the twelve and twenty-eight weeks ended July 9, 2006, the Company repurchased and retired 654,362 and 1,301,914 shares of common stock for approximately $8.7 million and $17.6 million, respectively, under this program. As of August 6, 2006 (the end of the Company’s eighth financial period for 2006), the remaining value of shares that may yet be repurchased under the program was $50.0 million. However, pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $7 million for the remainder of fiscal year 2006.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
7. Comprehensive Income
The following table schedules the Company’s other comprehensive income for the twelve weeks and twenty-eight weeks ended July 9, 2006 and July 10, 2005. The other comprehensive income relates to the interest rate swap agreements discussed in Note 5.

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/9/06	07/10/05	07/9/06	07/10/05

Net income	$5.1	$4.9	$10.9	$151.0
Unrealized gains on interest rate swap agreements, net of income taxes	0.2	—	1.0	—

Comprehensive income	$5.3	$4.9	$11.9	$151.0

8. Other Expenses (Income), Net

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/9/06	07/10/05	07/9/06	07/10/05

Shareholder and other litigation	$0.1	$0.7	$(0.4)	$21.8
Impairments of long-lived assets, including those related to hurricanes	0.1	0.5	—	0.7
Other hurricane related costs	0.4	—	1.1	—
Estimated insurance proceeds related to hurricane damages and other asset losses	(0.3)	—	(0.7)	—
Unit closures	—	(0.2)	—	(0.1)
Net gain on sale of assets	(1.7)	(1.1)	(1.8)	(1.2)

	$(1.4)	$(0.1)	$(1.8)	$21.2

For a discussion of the legal matters related to shareholder and other litigation, see Note 9. For a discussion of hurricane-related impairments, other hurricane-related costs and estimated insurance proceeds related to hurricane damages, see Note 10.
During the second quarter of 2006, the Company purchased all the assets of its previously consolidated variable interest entity for the assumption of the variable interest entity’s long-term debt and the forgiveness of the outstanding payable balance owed to the Company. Subsequent to the purchase of the assets, the Company closed one of the restaurants and sold the remaining two restaurants to an existing franchisee for approximately $2.5 million. The sale transaction qualified for full accrual method accounting under Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, the Company recognized a net gain on the sale of the assets of approximately $1.4 million.
9. Legal Matters
The Company was previously involved in several lawsuits arising from its announcements on March 24, 2003 and April 22, 2003 indicating that it would restate certain previously issued financial statements including a derivative lawsuit filed by plaintiffs claiming to be acting on behalf of AFC (the “derivative lawsuit”) and certain Section 10(b) and Section 11 securities litigation.
During 2005, the Company entered into two joint settlement agreements associated with the derivative lawsuit and the securities litigation (collectively the “Joint Settlement Agreements”). During the first

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
quarter of 2005, the Company recognized $21.1 million of charges related to shareholder litigation, including an accrual of $15.0 million associated with the securities litigation joint settlement agreement.
On April 30, 2003, the Company received an informal, nonpublic inquiry from the staff of the SEC requesting voluntary production of documents and other information. The requests for documents and information, which are ongoing, relate primarily to the Company’s announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002. The staff has informed the Company’s counsel that the SEC has issued an order authorizing a formal investigation with respect to these matters. The Company is cooperating with the SEC in these inquiries.
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
10. Adverse Effects of Hurricane
Hurricane Katrina. During the third quarter of 2005, the Company’s business operations in Louisiana, Mississippi and Alabama were adversely impacted by Hurricane Katrina, particularly in and around the City of New Orleans where the Company had a significant concentration of company-operated restaurants.
There were 36 company-operated restaurants which were temporarily closed as a result of the hurricane. As of July 9, 2006, 16 of these restaurants have been re-opened, 6 have been permanently closed, and 14 company-operated restaurants remained temporarily closed.
Outlook for Closed Restaurants. The Company expects to re-open 2-6 restaurants in and around the city of New Orleans during the remainder of fiscal year 2006. The remaining company-operated restaurants will be evaluated to determine which restaurants will be re-opened at their current site, relocated, or permanently closed. That evaluation will be influenced by plans for revitalization and re-settlement of New Orleans.
Financial Effects. During 2006, the Company:
•	received $2.5 million and $5.0 million of advances on its insurance claim for hurricane related damage during the twelve week and twenty-eight week periods ended July 9, 2006, respectively,
•	revised its estimates and reduced impairments associated with long-lived assets by zero and $0.6 million for the twelve week and twenty-eight week periods ended July 9, 2006, respectively (offset by a zero and $0.6 million reduction in related estimated insurance proceeds for the twelve week and twenty-eight week periods ended July 9, 2006, respectively), and
•	incurred an additional $0.4 million and $1.1 million in other costs associated with Hurricane Katrina primarily for ongoing rental and insurance expense for temporarily idled but operable restaurants, clean up costs and claims preparation expenses for the twelve week and twenty-eight week periods ended July 9, 2006, respectively ($0.3 million and $0.8 million of which were included in estimated insurance proceeds for the twelve week and twenty-eight week periods ended July 9, 2006, respectively).
The Company has recorded a receivable for insurance recoveries to the extent losses have been incurred and the realization of a related insurance claim, net of applicable deductibles, is probable. As of July 9, 2006, the receivable for

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
insurance recoveries totaled $0.9 million including a $3.5 million receivable for insurance recoveries associated with damaged property and equipment, $0.3 million associated with lost inventories and $2.1 million associated with business interruption losses. These amounts are offset by the $5.0 million in advances received from the Company’s insurance carriers.
The accounting for the above matters involves significant estimates by management. These estimates will be subject to revision as events proceed with the repopulating of New Orleans, the refurbishment of the Company’s restaurants, resolution of certain disputed lease provisions, and negotiations with the Company’s insurance carriers.
11. Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/9/06	07/10/05	07/9/06	07/10/05

Interest on debt	$2.6	$2.3	$6.4	$3.6
Amortization and write-offs of debt issuance costs	0.2	1.8	0.7	2.4
Other debt related charges	—	0.1	0.1	0.2
Interest income	(0.3)	(1.8)	(0.9)	(4.3)

	$2.5	$2.4	$6.3	$1.9

During the twenty-eight weeks ended July 9, 2006 and July 10, 2005, total payments made for interest were $9.0 million and $4.3 million, respectively.
See Note 5 for a discussion of the credit facility which the Company entered into during 2005. The increase in “interest on debt” resulted primarily from additional borrowings under this credit facility.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
12. Income Taxes

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/9/06	07/10/05	07/9/06	07/10/05

Income tax expense (benefit) from continuing operations	$3.1	$0.1	$6.3	$(6.3)
Income tax expense (benefit) from discontinued operations	—	0.3	(0.2)	95.6

Income taxes in the statements of operations, net	3.1	0.4	6.1	89.3
Income taxes charged (credited) to statements of shareholders’ deficit (deficit):
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	(0.2)	(1.2)	(4.0)
Other comprehensive income	0.2	—	0.6	—

Total	$3.3	$0.2	$5.5	$85.3

At July 9, 2006 and December 25, 2005, the Company’s income tax liability totaled $3.3 million and $3.6 million, respectively, and is included in “other current liabilities”. During the twenty-eight weeks ended July 9, 2006 and July 10, 2005, total payments made for income taxes were $1.1 million and $30.2 million, respectively. During the first quarter of 2006, the Company received a federal tax refund of $10.0 million related to 2005 overpayments which was included in “prepaid income taxes” at December 25, 2005. On July 29, 2006, the Company received a $13.0 million refund from the Internal Revenue Service which represented a refund of taxes generated by the financial restatement in years 2000 and 2001. The estimate of the receivable is reflected in prepaid taxes in the balance sheet at July 9, 2006. Of the $13.0 million received, $11.5 million reflects taxes receivable and $1.5 million represents interest earned on the refund.
The Company’s effective tax rate associated with continuing operations for the twelve weeks and twenty-eight weeks ended July 9, 2006 was 38.3% and 37.1%, respectively. This rate differs from statutory rates due to pre-tax income earned from tax-exempt investments, other permanent differences and inter-period allocations. The Company’s effective tax rate associated with continuing operations for the twelve weeks ended July 10, 2005 was 1.9% (on income before income taxes) and for the twenty-eight weeks ended July 10, 2005 was 52.9% (on losses before income taxes). These rates differ significantly from statutory rates due to pre-tax income earned from tax-exempt investments. The investments were funded with the proceeds of the Church’s sale.
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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
13. Components of Earnings Per Common Share Computation

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/9/06	07/10/05	07/9/06	07/10/05

Numerators for earnings per share computation:
Income (loss) before discontinued operations	$5.0	$5.2	$10.7	$(5.6)
Discontinued operations	0.1	(0.3)	0.2	156.6

Net Income	$5.1	$4.9	$10.9	$151.0

Denominator for basic earnings per share – weighted average shares	29.5	29.2	29.8	29.1
Dilutive employee stock options (a)	0.2	1.0	0.2	—

Denominator for diluted earnings per share	29.7	30.2	30.0	29.1

(a)	For the first twenty-eight weeks of 2005, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “income (loss) before discontinued operations.” The number of additional shares that otherwise would have been included in the denominator for the dilutive earnings per share computation for the first twenty-eight weeks of 2005 was 0.8 million.
14. Discontinued Operations
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
Cinnabon. On November 4, 2004, the Company sold its Cinnabon subsidiary to Focus Brands, Inc.
Seattle Coffee. On July 14, 2003, the Company sold its Seattle Coffee subsidiary to Starbucks Corporation.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
Summary operating results for these discontinued operations were as follows:

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/9/06	07/10/05	07/9/06	07/10/05

Income (loss) from operations:	$—	$—	$—	$—
Church’s	—	—	(0.1)	—
Cinnabon	0.1	—	0.1	—
Income tax benefit	—	—	0.2	—

Income from operations, net	$0.1	$—	$0.2	$—

Income (loss) from sale business:
Church’s	$—	$(0.1)	$—	$252.2
Cinnabon	—	0.1	—	—
Income tax benefit (expense)	—	(0.3)	—	(95.6)

Income from sale of business, net	—	(0.3)	—	156.6

Discontinued operations, net of income taxes	$0.1	$(0.3)	$0.2	$156.6

15. Stock-Based Employee Compensation
Stock Option Plans
The 1992 Stock Option Plan. Under the 1992 Nonqualified Stock Option Plan, the Company was authorized to issue options to purchase approximately 1.2 million shares of the Company’s common stock. As of November 13, 2002, the Company no longer grants options from this plan. At July 9, 2006, all of the outstanding options were exercised.
The 1996 Nonqualified Performance Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Performance Stock Option Plan. This plan authorized the issuance of options to purchase approximately 1.6 million shares of the Company’s common stock. As of November 13, 2002, the Company no longer grants options from this plan. The options outstanding as of July 9, 2006 allow certain employees of the Company to purchase approximately 0.2 million shares of common stock. Vesting was based upon the Company achieving annual levels of earnings before interest, taxes, depreciation and amortization over fiscal year periods beginning with fiscal year 1996 through 1998. From 1999 through 2001, vesting was based on earnings. If not exercised, the options expire ten years from the date of issuance. Under this plan, compensation expense was recorded over the service period.
The 1996 Nonqualified Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Stock Option Plan. This plan authorized the issuance of approximately 4.1 million options. As of November 13, 2002, the Company no longer grants options from this plan. The options currently granted and outstanding as of July 9, 2006 allow certain employees of the Company to purchase approximately 0.5 million shares of common stock, which vest at 25% per year. If not exercised, the options expire seven years from the date of issuance.
The 2002 Incentive Stock Plan. In February 2002, the Company created the 2002 Incentive Stock Plan. This plan authorizes the issuance of 4.5 million shares of the Company’s common stock. All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding as of July 9, 2006 allow certain employees of the Company to purchase approximately 0.4 million shares of common stock (which vest at 25% per year) and 0.1 million shares of common stock (which vest at 33.3% per year). If not exercised, the options expire seven years from the date of issuance. As of May 25, 2006, the Company no longer grants options under this plan.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
The 2006 Incentive Stock Plan. In May 2006, the Company created the 2006 Incentive Stock Plan. The plan authorizes the issuance of approximately 3.3 million shares of the Company’s common stock. The plan replaces the existing 2002 Incentive Stock Plan and no further grants will be made under the 2002 Incentive Stock Plan. The 2006 Incentive Stock Plan did not increase the number of shares of stock available for grant under the 2002 Incentive Stock Plan. Options and other awards such as restricted stock, stock appreciation rights, stock grants, and stock unit grants under the plan generally may be granted to any of the Company’s employees and non-employee directors. As of July 9, 2006, no shares or awards had been granted under the plan.
A summary of stock option activity under the plans during the twenty-eight weeks ended July 9, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
(shares in thousands)	Shares	Price	Term (years)	(millions)

Outstanding at beginning of period	1,840	$10.80
Granted	—	—
Exercised	(584)	9.27
Forfeited	(16)	10.27

Outstanding at end of period	1,240	11.30	3.5	1.5

Exercisable at end of period	905	11.17	3.0	1.2

Shares available for future grants under the plans at end of period	3,324

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the first quarter of 2006 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
The aggregate intrinsic value of options exercised during the twenty-eight weeks ended July 9, 2006 and July 10, 2005 was $3.2 million and $12.0 million, respectively.
The Company recognized approximately $0.2 million and $0.5 million in total stock-based compensation expense under the plans for the twelve week and twenty-eight week periods ended July 9, 2006. As of July 9, 2006, there was $1.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the existing stock option plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. Prior years stock compensation expense was related to the accelerated vesting of options granted to employees of discontinued operations and was not significant.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
The following table summarizes the nonvested stock option activity for the twenty-eight week period ended July 9, 2006:

		Weighted Average
		Grant Date
(shares in thousands)	Shares	Fair Value

Nonvested stock options outstanding at beginning of period	553	$5.57
Granted	—	—
Vested	(214)	5.50
Forfeited	(4)	4.95

Nonvested stock options outstanding at end of period	335	5.96

Restricted Share Awards
The Company also has granted 244,372 restricted shares pursuant to the 2002 Incentive Stock Plan. These awards are amortized as expense on a graded-vesting basis. The Company recognized approximately $1.0 million in stock-based compensation expense associated with these awards during both twenty-eight week periods ended July 9, 2006 and July 10, 2005. Company recognized approximately $0.5 million in stock-based compensation expense associated with these awards during both twelve week periods ended July 9, 2006 and July 10, 2005. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period. During the twenty-eight weeks ended July 9, 2006, the Company paid dividends of approximately $0.7 million associated with vested awards which were accrued at December 25, 2005.

		Weighted
		Average Grant
(shares in thousands)	Shares	Date Fair Value

Nonvested restricted share awards outstanding at beginning of period	173	$25.84
Granted	56	13.45
Vested	(61)	24.91

Nonvested restricted share awards outstanding at end of period	168	21.00

As of July 9, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to nonvested restricted stock awards which are expected to be recognized over a weighted-average period of approximately 1.0 years.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
16. Segment Information (Continuing Operations)
The Company’s reportable business segments are its franchise operations and its company-operated restaurants.

		Company-
	Franchise	Operated
(in millions)	Operations	Restaurants	Corporate	Total

Twelve weeks ended 7/09/06
Total revenues	$19.8	$14.6	$—	$34.4
Operating profit (loss) before allocation	14.5	0.5	(4.4)	10.6
Corporate overhead allocations (a)	(3.5)	(0.8)	4.3	—

Operating profit (loss) (b)	11.0	(0.3)	(0.1)	10.6
Depreciation and amortization	0.5	1.1	—	1.6
Capital expenditures	—	0.9	—	0.9

Twelve weeks ended 7/10/05
Total revenues	$19.5	$15.9	$—	$35.4
Operating profit (loss) before allocation	15.1	0.2	(7.6)	7.7
Corporate overhead allocations (a)	(4.0)	(0.4)	4.4	—

Operating profit (loss) (b)	11.1	(0.2)	(3.2)	7.7
Depreciation and amortization	0.1	0.8	0.6	1.5
Capital expenditures	0.2	0.4	—	0.6

Twenty-Eight weeks ended 7/09/06
Total revenues	$46.3	$30.7	$—	$77.0
Operating profit (loss) before allocation	34.1	1.0	(11.8)	23.3
Corporate overhead allocations (a)	(10.8)	(1.4)	12.2	—

Operating profit (loss) (b)	23.3	(0.4)	0.4	23.3
Depreciation and amortization	1.2	2.2	—	3.4
Capital expenditures	0.6	1.8	—	2.4

Twenty-Eight weeks ended 7/10/05
Total revenues	$44.4	$37.3	$—	$81.7
Operating profit (loss) before allocation	32.4	1.5	(43.9)	(10.0)
Corporate overhead allocations (a)	(9.0)	(1.0)	10.0	—

Operating profit (loss) (b)	23.4	0.5	(33.9)	(10.0)
Depreciation and amortization	0.2	1.9	1.9	4.0
Capital expenditures	0.7	1.6	—	2.3

(a)	Corporate overhead allocations include costs directly related to the operation of each segment and estimated charges based upon each segment’s relative contribution to the Company’s operations.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements

(b)	For the first twenty-eight weeks of 2006, corporate operating profit, after allocations relates principally to the settlement agreement with one of our previous independent accounting firms. For the twenty-eight week period ended July 10, 2005, corporate operating loss, after allocations, relates principally to the AFC corporate offices which were closed during 2005 and includes $21.8 million associated with the settlement of shareholder litigation. Costs associated with the Popeyes corporate function and certain AFC costs directly related to our operating segments are allocated to the Company’s franchise operations and company-operated restaurants.
Assets within the Company’s corporate segment have decreased approximately $50.8 million during the twenty-eight week period ended July 9, 2006 principally due to the use of cash, short- term investments and other current assets to reduce long-term debt, repurchase shares of the Company’s common stock and to acquire 13 franchised restaurants in the Memphis and Nashville, Tennessee markets. Assets of the Company’s company-operated restaurants segment increased approximately $11.6 million during the twenty-eight week period ended July 9, 2006 principally due to the acquisition of the 13 franchised restaurants in the Memphis and Nashville, Tennessee markets. See Note 17 for further discussion.
17. Acquisition
On May 1, 2006, the Company completed an acquisition of 13 franchised restaurants from a Popeyes franchisee in the Memphis and Nashville, Tennessee markets. The results of operations of the acquired restaurants are included in the consolidated financial statements since that date. The acquired units provide regional diversity and additional company-operated test markets for our new menu items, promotional concepts and new restaurant designs for the benefit of the entire Popeyes system. The acquisition also provides a new market for continued growth of company-operated restaurants.
The following table summarizes the purchase price consideration and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing its third party valuations of property and equipment, certain intangible assets, and leases; thus, the allocation of the purchase price is subject to refinement.

(in millions)

Cash	$9.3
Long-term debt assumed	3.3
Above market rent obligations	2.9
Transaction costs	0.3

Total purchase price	$15.8

Assets acquired
Property and equipment	$3.7
Goodwill	2.0
Reacquired franchise rights	9.0
Deferred tax asset	1.1

Total assets acquired	$15.8

The reacquired franchise rights are amortized over the remaining life of the franchise agreements. The weighted average life of the reacquired franchise rights is 20 years.
The following supplemental pro forma condensed consolidated summary operating results of the Company for the twelve week and twenty-eight week periods ended July 9, 2006 and July 10, 2005, have been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statement of operations to give effect to the acquisition as if it had been consummated as of December 26, 2005 (in millions, except per share amounts):

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements

	12 Weeks Ended		28 Weeks Ended
(in millions, except per share data)	07/09/06	07/10/05	07/09/06	07/10/05

Total revenues	$35.0	$38.9	$82.1	$90.1
Operating (loss) profit	10.6	8.0	23.9	(9.2)
Income (loss) before discontinued operations	5.1	5.4	10.9	(5.3)
Net income	5.2	5.0	11.1	151.3

Basic earnings per common share
Income (loss) before discontinued operations	$0.17	$0.18	$0.36	$(0.18)
Discontinued operations, net of income taxes	0.01	(0.01)	0.01	5.38

	$0.18	$0.17	$0.37	$5.20

Dilutive earnings per common share
Income (loss) before discontinued operations	$0.16	$0.18	$0.36	$(0.18)
Discontinued operations, net of income taxes	0.01	(0.01)	0.01	5.38

	$0.17	$0.17	$0.37	$5.20

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
Nature of Business
     Within our continuing operations, we develop, operate and franchise quick-service restaurants (“QSRs”) under the trade name Popeyes® Chicken & Biscuits (“Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
     As of July 9, 2006, we operated and franchised 1,846 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 24 foreign countries.

	July 09,	Dec. 25,
Opened Restaurants	2006	2005

Domestic:
Company-Operated	50	32
Franchised	1,459	1,451
International:
Franchised	337	345

Total	1,846	1,828

Our Business Strategy
     We intend to accelerate growth and deliver superior value to our customers, franchisees and shareholders through execution of the following key elements of our business strategy:
•	drive improvement in restaurant operations and customer satisfaction,

•	expand brand awareness and attract new customers to our restaurants through effective marketing programs, and

•	provide superior support and return on investment to attract strong franchisees and accelerate new restaurant openings.
Management Overview of 2006 Operating Results (Second Quarter and Year-to-Date)
     In the second quarter of 2006, we experienced continued positive momentum. During the second quarter the Company:
•	reported diluted earnings per common share of $ 0.17,

•	realized a 1.3% increase in same-store sales (as compared to the comparable period for 2005) from our franchise operations segment which represents a 1.8% increase in domestic same-store sales offset by a 2.8% decline in international same-store sales,

•	opened 32 new franchised restaurants partially offset by 25 permanent closings,

•	realized a 13.1% increase in same-store sales from our company-operated restaurants segment,

•	experienced a 4.0% increase in global system-wide sales,

•	re-opened 3 additional company-operated stores in New Orleans previously impacted by Hurricane Katrina,

•	paid down $4.4 million of our 2005 Credit Facility,

•	repurchased over 654,000 shares of our common stock,

•	completed the acquisition of 13 restaurants from a franchisee in the Memphis and Nashville, Tennessee markets,

•	purchased and subsequently sold its previously consolidated variable interest entity realizing a net gain on sale of $1.4 million, and

•	announced that our board of directors approved an increase of our stock repurchase program by an additional $50 million.
     Our company-operated restaurants benefited during the first two quarters of 2006 from an influx of consumers in New Orleans engaged in rebuilding efforts and reduced QSR competition in the New Orleans market following Hurricane Katrina.
     During the second quarter of 2006, the QSR industry experienced slowing same store-sales growth as high gasoline prices and other economic factors adversely impacted the discretionary income of QSR consumers. We will continue to drive same store-sales growth by offering high quality, highly differentiated core products supplemented with value oriented promotions and limited time offers.
     We also reduced our general and administrative expenses by $1.5 million in the second quarter of 2006 versus the second quarter of 2005. General and administrative expenses as a percentage of total revenues were reduced from 36% in the second quarter of 2005 to 32% during the second quarter of 2006.
     A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions)	07/09/06	07/10/05	07/09/06	07/10/05

Sales by company-operated restaurants	$14.6	$15.9	$30.7	$37.3
Franchise revenues (a)	18.6	18.3	43.5	41.5
Other revenues	1.2	1.2	2.8	2.9

Total revenues	$34.4	$35.4	$77.0	$81.7

Operating profit (loss)	$10.6	$7.7	$23.3	$(10.0)
Net income	$5.1	$4.9	$10.9	$151.0

Global system-wide sales growth:	4.0%	5.0%	5.9%	5.2%

Domestic same-store sales growth (b):
Company-operated restaurant segment	13.1%	4.0%	18.5%	3.6%
Franchised restaurant segment	1.3%	1.2%	3.2%	1.8%
Domestic (domestic franchised and company-operated restaurants)	2.2%	1.9%	4.4%	2.3%

Company-operated restaurants (all domestic)
Units at beginning of period	33	56	32	56
New unit openings	1	1	1	1
Unit conversions, net	13	2	12	2
Permanent closings	—	(1)	(1)	(2)
Temporary closings, net of re-openings	3	(1)	6	—

Units at the end of second quarter	50	57	50	57

Franchised restaurants (domestic and international)
Units at beginning of period	1,800	1,762	1,796	1,769
New unit openings	32	23	65	50
Unit conversions, net	(13)	(2)	(12)	(2)
Permanent closings	(25)	(10)	(49)	(41)
Temporary closings, net of re-openings	2	(3)	(4)	(6)

Units at the end of second quarter	1,796	1,770	1,796	1,770

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance as these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. For the second quarter of 2006 and 2005, franchisee sales, as reported by the franchisees, were $374.8 million and $358.8 million, respectively. On a full year basis, franchisee sales, as reported by the franchisees, were $1,552 million in 2005, $1,452 million in 2004, $1,386 million in 2003, $1,335 million in 2002, and $1,216 million in 2001.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	12 Weeks Ended		28 Weeks Ended
	07/09/06	07/10/05	07/09/06	07/10/05

Revenues:
Sales by company-operated restaurants	42%	45%	40%	46%
Franchise revenues	54%	52%	56%	51%
Other revenues	4%	3%	4%	3%

Total revenues	100%	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (a)	53%	53%	52%	52%
Restaurant food, beverages and packaging (a)	32%	33%	32%	32%
General and administrative expenses	32%	36%	34%	43%
Depreciation and amortization	5%	4%	4%	5%
Other expenses, net	(4)%	—	(2)%	26%

Total expenses	69%	78%	70%	112%

Operating profit (loss)	31%	22%	30%	(12)%
Interest expense, net	7%	7%	8%	3%

Income (loss) before income taxes	24%	15%	22%	(15)%
Income tax expense (benefit)	9%	—	8%	(8)%

Income (loss) before discontinued operations	15%	15%	14%	(7)%
Discontinued operations, net of income taxes	—	(1)%	—	192%

Net income	15%	14%	14%	185%

(a)	Expressed as a percentage of sales by company-operated restaurants.

2006 Same-Store Sales – Second Quarter
      During the second quarter of 2006, our domestic same-store sales increased 2.2%. This was our eighth consecutive quarter of positive domestic same-store sales. We believe this trend over the last eight quarters reflects the continued success of our food-focused advertising campaigns, menu enhancements, improvement in restaurant operations, and restaurant re-imaging throughout our system. Within our franchised operations segment, we experienced a same-store sales increase of 1.8% for domestic franchised restaurants which was partially offset by a 2.8% decrease in international same-store sales.
      The same store sales growth percentage for company-operated restaurants was 13.1% in the second quarter of 2006 versus 24.1% in the first quarter of 2006. The elevated same store sales growth we are experiencing for company-operated restaurants is the result of exceptionally strong sales in our company-operated restaurants in New Orleans, which have reopened since Hurricane Katrina. The second quarter decline in the same store sales growth percentage for company-operated restaurants is due primarily to our acquisition of the 13 restaurants in Memphis and Nashville, which are experiencing ordinary sales performance. The addition of those restaurants to our small base of company-operated restaurants offsets a portion of the effect of the exceptional sales in New Orleans which continued throughout our second quarter.
      The decrease in international same-store sales was due primarily to a continued decline in the overall Korean market, major troop movements impacting restaurants located at U.S. military bases in Europe and Asia and by avian flu concerns in Indonesia. However, the decline in international same-store sales was partially offset by an increase in Canada, Mexico and the Middle East where focused efforts to improve performance have resulted in same-store sales increases.
2006 Unit Growth – First Twenty-Eight Weeks
      During the first twenty-eight weeks of 2006, our global restaurant system grew by 18 restaurants. The net growth resulted from the opening of one new company-operated restaurant, the opening of 65 new franchised restaurants and 2 net re-openings of temporarily closed restaurants. Our openings were partially offset by 50 permanent restaurant closings, including the closing of 23 franchised restaurants within Korea. The restaurant closures in Korea primarily resulted from continuing adverse economic conditions in that country and shorter lease terms. We expect this adverse trend to continue for the remainder of 2006. We are working with our Korean master franchisee to address the business and operational challenges facing their restaurants and those of sub-franchisees.
Looking Forward to the Remainder of 2006
      By year-end 2006, we expect full year new restaurant openings for our global system to be between 130-140 restaurants, which is consistent with our prior guidance. We expect full year permanent closings of approximately 90 restaurants, an increase from our previous guidance of 65–75 permanent closures. This increase is primarily due to the number of closures we have experienced in Korea and anticipated additional closures of underperforming restaurants for the remainder of 2006. We anticipate full-year total domestic same-store sales growth (blended growth including both company-operated and franchised restaurants) of 2.0%—3.0% for 2006, which is consistent with our prior guidance.
      During the balance of the year, we expect to report declines in our same-store sales growth percentages for company-operated restaurants. This result will be caused by the fact that temporary closures in 2005 for our restaurants in New Orleans which were damaged in the hurricane, will provide no comparable sales against which to calculate and report same-store sales growth percentages for those company-operated restaurants. As a consequence, the sales from those restaurants will be omitted from our calculation of same-store sales growth percentages on company-operated restaurants.
      Of the 14 company-operated restaurants impacted by Hurricane Katrina that remained temporarily closed at July 9, 2006, the Company expects to re-open 2-6 of those restaurants during the remainder of 2006. The remaining temporarily closed company-operated restaurants will be evaluated to determine which restaurants will be re-opened at their current site, relocated, or permanently closed. That evaluation will be influenced by plans for revitalization and re-settlement of New Orleans.
     We and others in the QSR industry may be adversely impacted by the increase in overall gasoline prices. If higher gasoline prices persist, it could significantly impact the discretionary income of our customers and, in turn, we would expect it to adversely impact the sales performance of our company-operated restaurants, the sales performance of our franchisee locations and the rate of new store development. We have tested value oriented promotions to offset this possible loss of consumer discretionary income.
     We believe that our promotional calendar for the remainder of 2006 delivers product news and value that will appeal to Popeyes customers while maintaining a solid competitive point of differentiation. We will continue to promote our core products while also promoting value based offerings to drive sales, traffic and restaurant profits.
     Operationally, we will continue national programs designed to improve the quality of our service by instituting improvements in training and national testing on core service standards. We also completed our recent acquisition of 13 restaurants in the Memphis and Nashville, Tennessee markets. The acquired units provide regional diversity and additional company-operated test markets for our new menu items, promotional concepts and new restaurant designs which will benefit the entire Popeyes system. In addition, the acquisition also provides a new market for continued growth of company-operated restaurants.
     Internationally, we remain focused on initiatives that will increase sales and profitability for our franchisees such as developing new marketing strategies and improving supply chain efficiency. While challenges remain in Korea, efforts to improve operational effectiveness have been implemented including a Korea-wide mystery shop program. In Mexico, we are in the final stages of a comprehensive brand positioning study which will serve as a model to follow when Popeyes enters new international markets. In Canada, our efforts to secure development agreements for significant territories in Ontario are progressing and upon completion should set the stage for future accelerated growth.
Comparisons of the Second Quarter for 2006 and 2005
Sales by Company-Operated Restaurants
     Sales by company-operated restaurants were $14.6 million in the second quarter of 2006, a $1.3 million decrease from the second quarter of 2005. The decrease was primarily due to:
•	a $5.5 million decrease due to temporary and permanent restaurant closures resulting from Hurricane Katrina, and

•	a $0.3 million decrease due to the non-consolidation of a VIE relationship in the second quarter of 2006 that was consolidated in the second quarter of 2005, partially offset by:
•	a $3.0 million contribution from the acquisition of 13 restaurants in the Memphis and Nashville markets which were previously owned by a franchisee, and

•	a $1.6 million increase due to a 13.1% increase in same-store sales in the second quarter of 2006 as compared to the second quarter of 2005.
     The remaining variance was due to various factors, including the timing and duration of temporary restaurant closings, in both the second quarters of 2006 and 2005, related to the re-imaging or rebuilding of certain company-operated restaurants.
     Our company-operated restaurants also benefited during the first two quarters of 2006 from an influx of consumers in New Orleans engaged in the rebuilding efforts and significantly reduced QSR competition following Hurricane Katrina in that market.

Franchise Revenues
     Franchise revenues have three basic components: (1) ongoing royalty fees that are based on a percentage of franchisee sales; (2) franchise fees associated with new unit openings and renewals; and (3) development fees associated with the agreement pursuant to which a franchisee may develop new restaurants in a given market (usually paid at the inception of the agreement and recognized as revenue as restaurants are actually opened or the development right is terminated). Royalty revenues are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues.
     Franchise revenues were $18.6 million in the second quarter of 2006, a $0.3 million increase from the second quarter of 2005. Of this increase, approximately $0.5 million was due to an increase in domestic franchise royalty revenues, partially offset by a $0.1 million decrease in international franchise royalty revenues and a $0.1 million decrease in franchise fee revenue.
     The $0.5 million increase in domestic franchise revenues was due primarily to increased franchise royalties realized from a 1.8% increase in domestic franchise same-store sales and a net increase of 29 domestic franchise locations from July 10, 2005 to July 9, 2006.
Other Revenues
     Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees and other fees associated with unit conversions. Other revenues were $1.2 million in both the second quarter of 2006 and 2005.
Restaurant Employee, Occupancy and Other Expenses
     Restaurant employee, occupancy and other expenses were $7.8 million in the second quarter of 2006, a $0.7 million decrease from the second quarter of 2005. This decrease was principally attributable to the decrease in number of company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 53% of sales from company-operated restaurants in the second quarter of both 2006 and 2005.
Restaurant Food, Beverages and Packaging
     Restaurant food, beverages and packaging costs were $4.7 million in the second quarter of 2006, a $0.5 million decrease from the second quarter of 2005. This decrease was principally attributable to the decrease in number of company-operated restaurants (discussed above). Restaurant food, beverages and packaging costs were approximately 32% and 33% of sales from company-operated restaurants in the second quarter of 2006 and 2005, respectively.
General and Administrative Expenses
     General and administrative expenses were $11.1 million in the second quarter of 2006, a $1.5 million decrease from the second quarter of 2005 resulting partially as a benefit of the Company’s transition and closure of the AFC corporate center. The decrease was primarily due to:
•	$1.3 million of lower personnel and office rents resulting directly from the restructuring of our corporate operations, and

•	$0.5 million of lower outsourcing and contractor costs for information technology and accounting support services, partially offset by:
•	$0.3 million of increased advertising expenditures, and

     On a consolidated basis, general and administrative expenses were approximately 32% and 36% of total revenues in the second quarter of 2006 and 2005, respectively.
Depreciation and Amortization
     Depreciation and amortization was $1.6 million in the second quarter of 2006, a $0.1 million increase from the second quarter of 2005.
Other Expenses (Income), Net
     Other expenses (income), net were $(1.4) million in the second quarter of 2006, a $(1.3) million increase in income from the second quarter of 2005. The increase in income is primarily due to $0.6 million decrease in shareholder litigation costs related to the defense and settlement of the shareholder litigation matter during the second quarter of 2005 and a $0.6 million increase in net gain on sale of assets. See Note 8 of the condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
     Interest expense, net was $2.5 million in the second quarter of 2006, a $0.1 million increase from the second quarter of 2005. A schedule of the components of interest expense, net can be found at Note 11 to our condensed consolidated financial statements included at Part 1, Item 1 of this quarterly report.
Income Tax Expense (Benefit)
     In the second quarter of 2006, we had an income tax expense associated with our continuing operations of $3.1 million compared to $0.1 million in the second quarter of 2005. The $3.0 million increase in income tax expense reflects an increase in our effective income tax rate from 1.9% in the second quarter of 2005 to 38.3% in the second quarter of 2006. The rate was lower in 2005 due to significant pre-tax earnings from tax-exempt investments related to proceeds from the sale of Church’s.
Discontinued Operations, Net of Income Taxes
     Discontinued operations provided after-tax income of $0.1 million in the second quarter of 2006 compared to a $0.3 million loss in the second quarter of 2005. A schedule of the components of discontinued operations, net of income taxes can be found at Note 14 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Comparisons of the Twenty-Eight Weeks Ended July 9, 2006 and July 10, 2005
Sales by Company-Operated Restaurants
     Sales by company-operated restaurants were $30.7 million in the twenty-eight week period ended July 9, 2006, a $6.6 million decrease from the comparable period in 2005. The decrease was primarily due to a:
•	$14.1 million decrease due to temporary and permanent restaurant closures resulting from Hurricane Katrina, partially offset by a:
•	$4.5 million increase due to a 18.5% increase in same-store sales in the twenty-eight weeks ended July 9, 2006 as compared to the comparable periods of 2005, and

•	$3.0 million contribution from the acquisition of 13 restaurants in the Memphis and Nashville, Tennessee markets which were previously owned by a franchisee.

     The remaining variance was due to various factors, including the timing and duration of temporary restaurant closings, in the first twenty-eight weeks of both of 2006 and 2005, related to the re-imaging or rebuilding of certain company-operated restaurants.
     Our company-operated restaurants also benefited during the first two quarters of 2006 from an influx of consumers in New Orleans engaged in the rebuilding efforts and significantly reduced QSR competition following Hurricane Katrina in that market.
Franchise Revenues
     Franchise revenues were $43.5 million in the twenty-eight week period ended July 9, 2006, a $2.0 million increase from the comparable period in 2005. Of this increase, approximately $2.2 million was due to an increase in domestic franchise royalty revenues, partially offset by a $0.3 million decrease in international franchise royalty revenues.
     The $2.2 million increase in domestic franchise royalty revenues was due primarily to a 3.9% increase in same store sales and a net increase of 29 domestic franchise restaurants from July 10, 2005 to July 9, 2006.
Other Revenues
     Other revenues were $2.8 million in the twenty-eight week period ended July 9, 2006, a $0.1 million decrease from the comparable period in 2005.
Restaurant Employee, Occupancy and Other Expenses
     Restaurant employee, occupancy and other costs were $16.1 million in the twenty-eight week period ended July 9, 2006, a $3.3 million decrease from the comparable period in 2005. This decrease is principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 52% of sales from company-operated restaurants in the first twenty-eight weeks of both 2006 and 2005.
Restaurant Food, Beverages and Packaging
     Restaurant food, beverages and packaging costs were $9.9 million in the twenty-eight week period ended July 9, 2006, a $2.2 million decrease from the comparable period in 2005. This decrease was principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant food, beverages and packaging costs were approximately 32% of sales from company-operated restaurants in the first twenty-eight weeks of both 2006 and 2005.
General and Administrative Expenses
     General and administrative expenses were $26.1 million in the twenty-eight week period ended July 9, 2006, an $8.9 million decrease from the comparable period of 2005. The decrease was primarily due to:
•	$3.9 million of lower personnel and office rents resulting directly from the restructuring of our corporate operations,

•	$3.8 million of lower professional fees (primarily legal, auditing and consulting),

•	$0.9 million of lower outsourcing and contractor costs for information technology and accounting support services, and

•	$0.3 million of lower bank service fees, and
     partially offset by:

•	$0.3 million of higher marketing and advertising expense, and

•	$0.3 million of registration cost associated with a shareholder’s sale of our common stock.
     On a consolidated basis, general and administrative expenses were approximately 34% and 43%, respectively, of total revenues in the first twenty-eight weeks of 2006 and 2005.
Depreciation and Amortization
     Depreciation and amortization was $3.4 million in the twenty-eight week period ended July 9, 2006, a $0.6 million decrease from the comparable period in 2005. This decrease was principally due to accelerated depreciation during the first quarter of 2005 associated with the closing of the corporate center.
Other Expenses (Income), Net
     Other expenses (income), net were $(1.8) million in the twenty-eight week period ended July 9, 2006, a $23.0 million net decrease in expense from the comparable period in 2005. The decrease was primarily due to a $22.2 million decrease in shareholder litigation costs. A schedule of the components of other expenses (income), net can be found at Note 8 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report. As discussed more fully in Note 9 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report, during 2005, we reached settlement agreements with the plaintiffs in several legal proceedings in which we are involved that relate to our announcements on March 23, 2003 and April 22, 2003 that we would restate certain previously issued financial statements. Those settlements and associated attorneys fees compose the $21.8 million of shareholder litigation costs we incurred in the first twenty-eight weeks of 2005.
Interest Expense, Net
     Interest expense, net was $6.3 million in the twenty-eight week period ended July 9, 2006, a $4.4 million increase from the comparable period in 2005. The increase was principally due to a $3.4 million decrease in interest income, a $2.8 million increase in interest on debt, partially offset by a $1.8 million reduction in amortization and write-off of debt issuance costs and other bank related charges. A schedule of the components of interest expense, net can be found at Note 11 to the condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax Expense (Benefit)
     In the first twenty-eight weeks of 2006, we had an income tax expense associated with our continuing operations of $6.3 million compared to a $6.3 million income tax benefit in the comparable period in 2005. Our effective tax rate associated with continuing operations in the first twenty-eight weeks of 2006 and 2005 was 37.1% and 52.9% respectively. This rate for 2005, which was based upon our pre-tax book loss, was significantly higher than our statutory rate due to significant pre-tax income earned from tax-exempt investments. The investments were funded with the proceeds of the Church’s sale.
Discontinued Operations, Net of Income Taxes
     Discontinued operations provided after-tax income of $0.2 million in the twenty-eight week period ended July 9, 2006 compared to $156.6 million in the comparable period of 2005 (substantially all of which was associated with a gain on the sale of Church’s). A schedule of the components of discontinued operations, net of income taxes can be found at Note 14 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.

Liquidity and Capital Resources
     We finance our business activities primarily with:
•	cash flows generated from our operating activities, and

•	borrowings under our 2005 Credit Facility.
     Based upon our generation of cash flow from operations, our existing cash reserves and short-term investments (collectively, $2.7 million available as of July 9, 2006), and available borrowings under our 2005 Credit Facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures for the remainder of 2006 and beyond.
     Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:
•	reinvestment in our core business activities,

•	repurchase of shares of our common stock, and

•	reduction of long-term debt.
     Our investment in core business activities includes the re-imaging of our company-operated restaurants, building of new company-operated restaurants, strategic acquisitions of franchised restaurants, marketing initiatives, and franchisee support systems.
     In addition to the scheduled payments of principal on the term loan at the end of each fiscal year, the Company is subject to mandatory prepayments (25% or 50% of consolidated excess cash flows as applicable) in those situations when consolidated excess cash flows for the year and total leverage ratio, as defined pursuant to the terms of the 2005 Credit Facility, exceed specified amounts. During the second quarter of 2006, we paid principal in the amount of $4.4 million, including $4.0 million of voluntary prepayments. On August 7, 2006, the Company made a voluntary prepayment of $10.0 million which has been classified as current debt maturities in the accompanying balance sheet as of July 9, 2006.
     During the second quarter of 2006, the Company repurchased and retired 654,362 shares of common stock for approximately $8.7 million. On June 27, 2006, the Company’s board of directors approved increasing its stock repurchase program by an additional $50 million. As of August 6, 2006 (the end of the Company’s eighth financial period for 2006), the remaining value of shares that may yet be repurchased under the program was $50.0 million. However, pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $7 million for the remainder of fiscal year 2006.
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
     Acquisition of Previously Franchised Restaurants. On May 1, 2006, we completed an acquisition of 13 franchised restaurants from a Popeyes franchisee in the Memphis and Nashville, Tennessee markets. The total consideration is currently estimated to be $15.8 million consisting of (1) $9.3 million in cash, (2) $3.3 million of assumed long-term debt obligations, (3) $2.9 million in above market rent obligations, and (4) $0.3 million in legal and professional fees associated with the transaction. The acquired units provide regional diversity and additional company-operated test markets for our new menu items, promotional concepts and new restaurant designs for the benefit of the entire Popeyes system. The acquisition will also provide a new market for continued growth of company-operated restaurants.
Long-Term Debt
     For a discussion of our long-term debt, see Note 5 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report. That note is hereby incorporated by reference into this Item 2.
Capital Expenditures
     Our capital expenditures consist of re-imaging activities associated with company-operated restaurants, new unit construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, strategic acquisitions of restaurants from franchisees, rebuilding of restaurants damaged by Hurricane Katrina, and investments in information technology hardware and software. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per unit basis typically cost between $70,000 and $160,000. Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our 2005 Credit Facility.
     During the twenty-eight week period ended July 9, 2006, we invested approximately $2.4 million in various capital projects, including approximately $1.2 million in the rebuilding of restaurants damaged by Hurricane Katrina, $0.6 million for information technology hardware and software, and approximately $0.6 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant equipment and facilities.
     We estimate additional capital costs associated with hurricane-related damages to approximate $1.5-$2.5 million for the remainder of 2006. As discussed in Note 10 to our condensed consolidated financial statements in Part 1, Item 1 of this quarterly report, we have insurance coverage for property damage that should offset a majority of these costs.
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
Forward-Looking Statements
     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, the need to continue to improve our internal controls, adverse effects on operations from Hurricane Katrina, the Company’s ability to recover related losses from its insurers and the economic impact on consumer spending in markets affected by Hurricane Katrina, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2005 Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, adverse effects of regulatory actions arising in connection with the restatement of our previously issued financial statements, effects of increased gasoline prices, general economic conditions, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2005 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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
     Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the twenty-eight weeks ended July 9, 2006 and July 10, 2005, foreign-sourced revenues represented 4.8% and 4.8%, respectively, of our total revenues. As of July 9, 2006, approximately $0.6 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 24 countries with over 45% of our revenues from international royalties originating from restaurants in Korea, Canada and Mexico.
     Interest Rate Risk With Respect to our 2005 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 9, 2006, we had outstanding borrowings under our 2005 Credit Facility of $156.2 million.
     Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. At July 9, 2006, the fair value of these agreements was $3.4 million and was recorded as a component of “other long term assets, net”. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances.
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

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
     For a discussion of our legal matters, see Note 9 to our condensed consolidated financial statements at Part 1, Item 1 of this quarterly report. That note is hereby incorporated by reference into this Part 2, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the second quarter of 2006, we repurchased 654,362 of our common shares as scheduled below:

			Total Number of	Maximum Value of
			Shares Repurchased	Shares that May Yet
	Number of Shares	Average Price Paid	as Part of a Publicly	Be Repurchased
Period	Repurchased	Per Share	Announced Plan	Under the Plan (a)

Period 5
4/17/06 – 5/14/06	—	—	—	$ 8,682,196
Period 6
5/15/06 – 6/11/06	494,806	$13.50	494,806	$ 2,000,132
Period 7
6/12/06 – 7/9/06	159,556	$12.53	159,556	$50,001,124

Total	654,362	$13.27	654,362	$50,001,124

(a)	As originally announced on July 22, 2002, amended on October 7, 2002, re-affirmed on May 27, 2005, and expanded on February 17, 2006 and June 27, 2006, the Company’s board of directors has approved a share repurchase program. See Note 6 to our Condensed Consolidated Financial Statements included at Part 1, Item 1 to this quarterly report.
Item 4. Submission of Matters to a Vote of Security Holders.
     At our 2006 Annual Shareholders Meeting held on May 25, 2006, the shareholders elected the following nominees to the board of directors to serve a one-year term with votes cast as follows:

Frank J. Belatti	Victor Arias, Jr.
For: 29,5333,778	For: 29,607,936
Withheld: 186,699	Withheld: 112,541

Carolyn Hogan Byrd	R. William Ide, III
For: 28,599,550	For: 28,662,531
Withheld: 1,120,927	Withheld: 1,057,946

Kelvin J. Pennington	John M. Roth
For: 29,522,739	For: 29,604,197
Withheld: 197,738	Withheld: 116,280

     The shareholders also approved a proposal to adopt the Company’s 2006 Incentive Stock Plan with votes cast as follows:
For: 22,702,890
Against: 4,148,752
Withheld: 16,162
Item 6. Exhibits
     (a) Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005).

Exhibit 10.1	Asset Purchase Agreement, dated April 3, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 3, 2006).

Exhibit 10.2	First Amendment to Purchase Agreement, dated April 28, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 3, 2006).

Exhibit 10.3	First Amendment to the Second Amended and Restated Credit Agreement dated as of May 11, 2005 among AFC Enterprises, Inc, JP Morgan Chase and certain other lenders (incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 16, 2005).

Exhibit 10.4	AFC Enterprises, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on April 17, 2006).

Exhibit 10.5	Indemnification Agreement dated August 9, 2006 by and between AFC and John F. Hoffner.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 13 to our condensed consolidated financial statements in Part 1, Item 1 of this quarterly report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: August 16, 2006	By:	/s/ H. Melville Hope, III

H. Melville Hope, III
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)