Form 10-Q
period 2006-10-01
AFC ENTERPRISES INC
filed 2006-11-01
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
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
Yes ☐    No ☑
     As of October 27, 2006 there were 29,348,091 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

Part 1. Financial Information
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	10/01/06	10/02/05	10/01/06	10/02/05

Revenues:
Sales by company-operated restaurants	$16.1	$12.2	$46.8	$49.5
Franchise revenues	18.6	17.7	62.1	59.2
Other revenues	1.3	1.3	4.1	4.2

Total revenues	36.0	31.2	113.0	112.9

Expenses:
Restaurant employee, occupancy and other expenses	8.1	6.5	24.2	25.9
Restaurant food, beverages and packaging	5.3	3.9	15.2	16.0
General and administrative expenses	9.6	14.1	35.7	49.1
Depreciation and amortization	1.5	1.4	4.9	5.4
Other expenses (income), net	(0.4)	1.0	(2.2)	22.2

Total expenses	24.1	26.9	77.8	118.6

Operating profit (loss)	11.9	4.3	35.2	(5.7)
Interest expense, net	2.6	2.4	8.9	4.3

Income (loss) before income taxes and discontinued operations	9.3	1.9	26.3	(10.0)
Income tax expense (benefit)	3.4	1.7	9.7	(4.6)

Income (loss) before discontinued operations	5.9	0.2	16.6	(5.4)
Discontinued operations, net of income taxes	0.0	(0.1)	0.2	156.5

Net income	$5.9	$0.1	$16.8	$151.1

Basic earnings per common share:
Income (loss) before discontinued operations	$0.20	$—	$0.56	$(0.18)
Discontinued operations, net of income taxes	—	—	0.01	5.37

Net income	$0.20	$—	$0.57	$5.19

Diluted earnings per common share:
Income (loss) before discontinued operations	$0.20	$—	$0.55	$(0.18)
Discontinued operations, net of income taxes	—	—	0.01	5.37

Net income	$0.20	$—	$0.56	$5.19

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	10/01/06	12/25/05

ASSETS
Current assets:
Cash and cash equivalents	$3.0	$8.2
Short-term investments	—	30.8
Accounts and current notes receivable, net	10.5	16.9
Prepaid income taxes	6.7	31.4
Other current assets	16.2	16.4

Total current assets	36.4	103.7

Long-term assets:
Property and equipment, net	37.9	37.1
Goodwill	11.6	9.6
Trademarks and other intangible assets, net	52.5	43.9
Other long-term assets, net	18.6	18.4

Total long-term assets	120.6	109.0

Total assets	$157.0	$212.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21.8	$26.1
Other current liabilities	9.5	22.4
Current debt maturities	1.4	14.8

Total current liabilities	32.7	63.3

Long-term liabilities:
Long-term debt	138.5	176.6
Deferred credits and other long-term liabilities	25.4	21.5

Total long-term liabilities	163.9	198.1

Commitments and contingencies
Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 29,322,308 and 30,001,877 shares issued and outstanding at October 1, 2006 and December 25, 2005, respectively)	0.3	0.3
Capital in excess of par value	158.9	167.8
Notes receivable from officers, including accrued interest	—	(1.1)
Accumulated deficit	(200.0)	(216.8)
Accumulated other comprehensive income	1.2	1.1

Total shareholders’ deficit	(39.6)	(48.7)

Total liabilities and shareholders’ deficit	$157.0	$212.7

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	40 Weeks Ended
	10/01/06	10/02/05

Cash flows provided by (used in) operating activities:
Net income	$16.8	$151.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations, net of income taxes	(0.2)	(156.5)
Depreciation and amortization	4.9	5.4
Asset write-downs	0.1	5.1
Net (gain) on sale and disposal of assets	(2.2)	(1.3)
Deferred income taxes	1.5	25.7
Non-cash interest, net	1.1	2.5
Recovery of credit losses	(0.3)	(0.4)
Excess tax benefits from stock-based compensation	(1.3)	—
Stock-based compensation expense	2.2	1.7
Change in operating assets and liabilities:
Accounts receivable	5.5	(2.4)
Prepaid income taxes	26.0	25.9
Other operating assets	1.1	5.0
Accounts payable and other operating liabilities	(13.4)	(110.0)

Net cash provided by (used in) operating activities of continuing operations	41.8	(48.2)

Net cash (used in) operating activities of discontinued operations	—	(4.6)

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(3.4)	(3.5)
Proceeds from dispositions of property and equipment	3.6	3.1
Proceeds from the sale of Church’s, net	—	368.0
Acquisition of franchised restaurants	(9.1)	(2.2)
Purchases of short-term investments	(2.5)	(275.0)
Sales and maturities of short-term investments	33.3	220.0
Other, net	0.6	0.8

Net cash provided by investing activities	22.5	311.2

Cash flows provided by (used in) financing activities:
Proceeds from 2005 Credit Facility	—	190.0
Principal payments — 2005 Credit Facility term loans	(53.6)	(0.5)
Principal payments — 2002 Credit Facility, net	—	(90.3)
Principal payments — other notes including VIEs	(1.3)	(0.1)
Decrease in bank overdrafts, net	—	(4.6)
Increase in restricted cash	(0.3)	(2.8)
Debt issuance costs	—	(3.6)
Dividends paid	—	(352.9)
Proceeds from exercise of employee stock options	9.4	11.8
Excess tax benefits from stock-based compensation	1.3	—
Stock repurchases	(24.4)	—
Other, net	(0.6)	(2.5)

Net cash (used in) financing activities	(69.5)	(255.5)

Net increase (decrease) in cash and cash equivalents	(5.2)	2.9
Cash and cash equivalents at beginning of year	8.2	13.0

Cash and cash equivalents at end of quarter	$3.0	$15.9

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
1. Description of Business
Continuing Operations. AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits (“Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
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
2. Significant Accounting Policies
Significant Accounting Policies. The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 25, 2005, which are contained in the Company’s 2005 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following.
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

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, contingencies, income taxes, and losses and insurance recoveries related to Hurricane Katrina.
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
In the Company’s condensed consolidated financial statements, the advertising fund is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, Accounting for Franchise Fee Revenue. Contributions received and expenses of the advertising fund are excluded from the Company’s condensed consolidated statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s condensed consolidated balance sheets with the exception of (1) cash, which is restricted as to use and included as a component of “other current assets” and (2) the net fund balance, which is included in the Company’s condensed consolidated balance sheets as a component of “accounts payable.” The net fund balance was approximately $10.2 million at October 1, 2006 and $4.8 million at December 25, 2005.
Amounts associated with the advertising fund included in our condensed consolidated balance sheets at October 1, 2006 and December 25, 2005 were as follows:

(in millions)	10/01/06	12/25/05

Accounts and current notes receivable, net	$3.9	$3.7
Other current assets	12.4	12.4

	$16.3	$16.1

Accounts Payable:
Accounts Payable	$6.1	$11.3
Net Fund Balance	10.2	4.8

	$16.3	$16.1

Stock-Based Compensation. Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and the same straight-line attribution method used to determine the pro forma disclosures under SFAS 123; and 2) expense related to all stock awards granted on or subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, the Company applies the Black-Scholes valuation model in determining the fair value of stock-based compensation, which is then amortized on the graded vesting attribution method. The Company issues new shares for common stock upon exercise of stock options.
SFAS 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation rather than recognizing forfeitures as they occur. The adjustment to apply estimated forfeitures to previously recognized stock-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle.
The Company recorded $0.8 million ($0.5 million net of tax) and $2.2 million ($1.4 million net of tax) in total stock compensation expense for the twelve weeks and forty weeks ended October 1, 2006, respectively. The Company recorded $0.6 million ($0.4 million net of tax) and $1.7 million ($1.1 million net of tax) in total stock compensation expense for the twelve weeks and forty weeks ended October 2, 2005, respectively.
The impact of expensing stock options under SFAS No. 123R reduced basic and diluted net income per share by zero and $0.01 for the twelve weeks and forty weeks ended October 1, 2006. The following table shows the impact to our fiscal 2006 condensed consolidated statements of operations due to the adoption of SFAS 123R:

	12 weeks ended	40 weeks ended
(in millions)	10/01/06	10/01/06

General and administrative expenses	$0.2	$0.7

Income (loss) before income taxes and discontinued operations	(0.2)	(0.7)
Income tax (benefit)	(0.1)	(0.3)

Income (loss) before discontinued operations	(0.1)	(0.4)
Discontinued operations, net of income taxes	—	—

Net income	$(0.1)	$(0.4)

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as “cash flows provided by (used in) operating activities of continuing operations” in the condensed consolidated statements of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of “cash flows (used in) financing activities.” Excess tax benefits are tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation expense. As a result of adopting SFAS 123R, $1.3 million of excess tax benefits for the forty weeks ended October 1, 2006 have been classified as a financing cash inflow. Prior year amounts have not been reclassified.
Prior to fiscal 2006, the Company accounted for stock-based compensation expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and adopted the disclosure-only provisions of SFAS 123 as if the fair value based method had been applied in measuring compensation expense.
The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the twelve week and forty week periods ended October 2, 2005:

	12 Weeks Ended	40 Weeks Ended
(in millions)	10/02/05	10/02/05

Net income as reported	$0.1	$151.1
Fair value of stock-based employee compensation expense	(0.3)	(0.8)

Pro forma net income	$(0.2)	$150.3

Basic earnings per share:
As reported	$—	$5.19
Pro forma	—	5.15

Diluted earnings per share:
As reported	$—	$5.19
Pro forma	—	5.15

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and amortized on a straight-line basis over the respective vesting periods.
For further discussion of stock-based compensation, see Note 15.
Recent Accounting Pronouncements That The Company Has Not Yet Adopted. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that when accounting for uncertainty in income taxes, a tax position taken or expected to be taken in a tax return must be evaluated and determined that it is more likely than not that a tax position will be sustained upon examination by taxing authorities for financial statement recognition. The tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact of the recognition and measurement provisions of FIN 48 on our existing tax positions.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. The Company believes that the initial adoption of SAB No. 108 will not have a material impact on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes as framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effect, if any, that the application of SFAS No. 157 will have on the Company’s consolidated financial statements.
3. Other Current Assets

(in millions)	10/01/06	12/25/05

Restricted cash	$11.5	$11.2
Current deferred tax assets	0.5	—
Prepaid expenses and other	4.2	5.2

	$16.2	$16.4

The restricted cash balances at October 1, 2006 and December 25, 2005 are primarily associated with the advertising fund the Company maintains for its Popeyes restaurant system.
4. Other Current Liabilities

(in millions)	10/01/06	12/25/05

Accrued wages, bonuses and severance	$1.5	$9.7
Accrued income taxes payable	4.0	3.6
Accrued interest expense	0.1	3.0
Accrued legal expense	0.7	1.3
Accrued employee benefits	0.6	0.8
Accrued lease obligations	0.1	0.4
Current deferred tax liabilities	—	1.2
Other	2.5	2.4

	$9.5	$22.4

5. Long-Term Debt and Other Borrowings

(in millions)	10/01/06	12/25/05

2005 Credit Facility:
Revolving credit facility	$—	$—
Term loan	135.9	189.5
Capital lease obligations	0.8	0.6
Other notes	3.2	1.3

	139.9	191.4

Less current portion	(1.4)	(14.8)

	$138.5	$176.6

2005 Credit Facility. On May 11, 2005, and as amended on April 14, 2006, the Company entered into a bank credit facility (the “2005 Credit Facility”) with J.P. Morgan Chase Bank and certain other lenders, which consists of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan.
The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. As of October 1, 2006, the interest rate on the term loan was 7.625%. The margins on the revolving credit facility may fluctuate because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants of the 2005 Credit Facility. The Company also pays a quarterly commitment fee of 0.125% (0.5% annual rate divided by 4) on the unused portions of the revolving credit facility.

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
The 2005 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The 2005 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. As of October 1, 2006, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility.
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of October 1, 2006, the Company had $5.0 million of outstanding letters of credit.
In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year and the total leverage ratio, as defined pursuant to the terms of the facility, exceed specified amounts. During the first forty weeks of 2006, the Company paid principal in the amount of $53.6 million, including $12.3 million of mandatory prepayments related to fiscal year 2005. Whenever any prepayment is made, subsequent scheduled payments of principal are ratably reduced.
2005 Interest Rate Swap Agreements. Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. During the twelve weeks and forty weeks ended October 1, 2006, the net interest income associated with these agreements was $0.4 million and $0.9 million, respectively. These agreements are accounted for as an effective cash flow hedge. At October 1, 2006, the fair value of these agreements was $2.0 million and was recorded as a component of “other long-term assets, net.” The changes in fair value are recognized in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. As of October 1, 2006, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest swap agreements, was approximately 6.5%
6. Share Repurchases
Effective July 22, 2002, as amended on October 7, 2002, re-affirmed on May 27, 2005, and expanded on February 17, 2006 and June 27, 2006, the Company’s board of directors approved a share repurchase program of up to $165.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During the twelve and forty weeks ended October 1, 2006, the Company repurchased and retired 184,800 and 1,486,714 shares of common stock for approximately $2.8 million and $20.4 million, respectively, under this program. As of October 29, 2006 (the end of the Company’s eleventh financial period for 2006), the remaining value of shares that may yet be repurchased under the program was $47.3 million. However, pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $7.5 million for the remainder of fiscal year 2006.
7. Comprehensive Income
The following table schedules the Company’s other comprehensive income for the twelve weeks and forty weeks ended October 1, 2006 and October 2, 2005. The other comprehensive income relates to the interest rate swap agreements discussed in Note 5.

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/01/06	10/02/05	10/01/06	10/02/05

Net income	$5.9	$0.1	$16.8	$151.1
Unrealized gains/(losses) on interest rate swap agreements, net of income taxes	(0.9)	0.8	0.1	0.8

Comprehensive income	$5.0	$0.9	$16.9	$151.9

8. Other Expenses (Income), Net

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/01/06	10/02/05	10/01/06	10/02/05

Shareholder and other litigation	$—	$—	$(0.4)	$21.8
Impairments of long-lived assets, including damage estimates related to hurricanes	0.1	4.4	0.1	5.1
Other hurricane related costs	0.3	1.4	1.4	1.4
Estimated insurance proceeds related to hurricane damages and other asset losses	(0.2)	(4.6)	(0.9)	(4.6)
Unit closures	—	(0.1)	(0.2)	(0.2)
Net gain on sale of assets	(0.6)	(0.1)	(2.2)	(1.3)

	$(0.4)	$1.0	$(2.2)	$22.2

For a discussion of the legal matters related to shareholder and other litigation, see Note 9. For a discussion of hurricane-related impairments, other hurricane-related costs and estimated insurance proceeds related to hurricane damages see Note 10.
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
9. Legal Matters
The Company was previously involved in several lawsuits arising, from its announcements on March 24, 2003 and April 22, 2003 indicating that it would restate certain previously issued financial statements, including a derivative lawsuit filed by plaintiffs claiming to be acting on behalf of AFC (the “derivative lawsuit”) and certain Section 10(b) and Section 11 securities litigation.
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
On April 30, 2003, the Company received an informal, nonpublic inquiry from the staff of the SEC requesting voluntary production of documents and other information. The requests for documents and information, to which we have responded, relate primarily to the Company’s announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002. The staff has informed the Company’s counsel that the SEC has issued an order authorizing a formal investigation with respect to these matters. The Company is cooperating with the SEC in these inquiries.
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
10. Adverse Effects of Hurricane
Hurricane Katrina. During the third quarter of 2005, the company-operated restaurants in the City of New Orleans were adversely affected by Hurricane Katrina. There were 36 company-operated restaurants which were temporarily closed as a result of Hurricane Katrina. As of October 1, 2006, 18 of these restaurants have been re-opened (1 of which subsequently closed due to fire damage), 6 have been permanently closed, and 12 remained temporarily closed.
Outlook for Temporarily Closed Restaurants. The Company expects to re-open 2 additional restaurants during the remainder of fiscal year 2006. We believe 2 to 4 additional restaurants will likely re-open during fiscal year 2007.
The outlook for the remaining 6 temporarily closed restaurants is uncertain and each will be evaluated on an ongoing basis to determine which restaurants will be re-opened at their current site, relocated, or permanently closed. That evaluation will be influenced by the re-settlement of New Orleans. The net book value of these 6 restaurants is approximately $1.7 million as of October 1, 2006, with two restaurants representing approximately $1.6 million of this amount. If the Company determines that the city’s rebuilding efforts in the areas surrounding these stores do not provide sufficient customer traffic to support our restaurants, these stores may be permanently closed, resulting in an impairment charge to reduce the book value of these restaurants to reflect the market value at that time.
Accounting Estimates. The Company maintains insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, and business interruption. The Company’s policy entitles it to receive reimbursement for replacement value for damaged real and personal property as well as reimbursement of certain business interruption losses, net of applicable deductibles and subject to insurable limits. The insurance coverage is limited to $25.0 million, with a $10.0 million flood sub limit.
The Company has recorded a receivable for insurance recoveries to the extent losses have been incurred, and the realization of a related insurance claim, net of applicable deductibles, is probable. As of October 1, 2006, the Company has recognized receivables for $3.5 million in net book value write-downs for real property and equipment damages, $2.2 million of business interruption losses and other costs, and $0.3 million of lost inventory. The Company’s insurance carriers have advanced $5.0 million against these and other claims made by the Company.
The Company believes its estimated recoverable losses at replacement value under the terms of its insurance policies will exceed the net book value of damaged assets and will exceed the insurance proceeds received to date. However, we are currently engaged in discussion with our insurance carriers and are unable to estimate the full amount of recovery.
11. Interest Expense, Net

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/01/06	10/02/05	10/01/06	10/02/05

Interest on debt	$2.4	$2.9	$8.8	$6.5
Amortization and write-offs of debt issuance costs	0.4	0.2	1.1	2.6
Other debt related charges	0.2	0.1	0.3	0.3
Interest income	(0.4)	(0.8)	(1.3)	(5.1)

	$2.6	$2.4	$8.9	$4.3

During the forty weeks ended October 1, 2006 and October 2, 2005, total payments made for interest were $11.7 million and $7.2 million, respectively.
See Note 5 for a discussion of the 2005 Credit Facility.

12. Income Taxes

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/01/06	10/02/05	10/01/06	10/02/05

Income tax expense (benefit) from continuing operations	$3.4	$1.7	$9.7	$(4.6)
Income tax expense (benefit) from discontinued operations	—	0.1	(0.2)	95.7

Income taxes in the statements of operations, net	3.4	1.8	9.5	91.1
Income taxes charged (credited) to statements of shareholders’ deficit:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(0.1)	0.5	(1.3)	(3.5)
Other comprehensive income	(0.5)	—	0.1	—

Total	$2.8	$2.3	$8.3	$87.6

At October 1, 2006 and December 25, 2005, the Company’s income tax reserves totaled $4.0 million and $3.6 million, respectively, and is included in “other current liabilities.” During the forty weeks ended October 1, 2006 and October 2, 2005, total payments made for income taxes were $4.2 million and $37.3 million, respectively. During the first quarter of 2006, the Company received a federal tax refund of $10.0 million related to 2005 overpayments which was included in “prepaid income taxes” at December 25, 2005. On July 29, 2006, the Company received a $13.0 million refund from the Internal Revenue Service which represented a refund of taxes generated by the financial restatement in years 2000 and 2001. Of the $13.0 million received, $11.5 million relates to taxes receivable and $1.5 million represents interest earned on the refund.
The Company’s effective tax rate associated with continuing operations for the twelve weeks and forty weeks ended October 1, 2006 was 36.6% and 36.9%, respectively. These rates differ from statutory rates due to return to provisions adjustments, inter-period allocations and other permanent differences. The Company’s effective tax rate associated with continuing operations for the twelve weeks ended October 2, 2005 was 89.5% (on income before income taxes) and for the forty weeks ended October 2, 2005 was 46.0% (on losses before income taxes). These rates differ significantly from statutory rates due to non-deductible expenses, pre-tax income earned from tax-exempt investments and inter-period allocations. The investments were funded with the proceeds of the Church’s sale.
On July 17, 2006, the Company received a tax assessment from the Canadian Revenue Authority (“CRA”). The assessment relates to a voluntary disclosure agreement filed by the Company during 2003 on behalf of its former Seattle Coffee subsidiary, and the payment of $1.0 million of estimated tax liabilities. The CRA has assessed $0.3 million of interest associated with the earlier payment and an additional $0.5 million of taxes associated with certain disallowed deductions. The Company has appealed the assessment and is presently unable to estimate a probable loss contingency as it concerns the disallowed deductions.
13. Components of Earnings Per Common Share Computation

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/01/06	10/02/05	10/01/06	10/02/05

Numerators for earnings per share computation:
Income (loss) before discontinued operations	$5.9	$0.2	$16.6	$(5.4)
Discontinued operations	—	(0.1)	0.2	156.5

Net Income	$5.9	$0.1	$16.8	$151.1

Denominator for basic earnings per share – weighted average shares	29.2	29.3	29.6	29.2
Dilutive employee stock options (a)	0.3	1.3	0.3	—

Denominator for diluted earnings per share	29.5	30.6	29.9	29.2

(a)	For the first forty weeks of 2005, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “income (loss) before discontinued operations.” The number of additional shares that otherwise would have been included in the denominator for the dilutive earnings per share computation for the first forty weeks of 2005 was 1.0 million.
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
Cinnabon. On November 4, 2004, the Company sold its Cinnabon subsidiary to Focus Brands, Inc.
Seattle Coffee. On July 14, 2003, the Company sold its Seattle Coffee subsidiary to Starbucks Corporation.
Summary operating results for these discontinued operations were as follows:

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/01/06	10/02/05	10/01/06	10/02/05

Income (loss) from operations:	$—	$—	$—	$—
Church’s	—	—	(0.1)	—
Cinnabon	—	—	0.1	—
Income tax benefit	—	—	0.2	—

Income from operations, net	$—	$—	$0.2	$—

Income (loss) from sale business:
Church’s	$—	$—	$—	$252.2
Cinnabon	—	—	—	—
Income tax benefit (expense)	—	(0.1)	—	(95.7)

Income from sale of business, net	—	(0.1)	—	156.5

Discontinued operations, net of income taxes	$—	$(0.1)	$0.2	$156.5

15. Stock-Based Employee Compensation
Stock Option Plans
The 1992 Stock Option Plan. Under the 1992 Nonqualified Stock Option Plan, the Company was authorized to issue options to purchase approximately 1.2 million shares of the Company’s common stock. As of November 13, 2002, the Company no longer grants options from this plan. At October 1, 2006, all of the outstanding options were exercised.
The 1996 Nonqualified Performance Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Performance Stock Option Plan. This plan authorized the issuance of options to purchase approximately 1.6 million shares of the Company’s common stock. As of November 13, 2002, the Company no longer grants options from this plan. The options outstanding as of October 1, 2006 allow certain employees of the Company to purchase approximately 0.2 million shares of common stock. Vesting was based upon the Company achieving annual levels of earnings before interest, taxes, depreciation and amortization over fiscal year periods beginning with fiscal year 1996 through 1998. From 1999 through 2001, vesting was based on earnings. If not exercised, the options expire ten years from the date of issuance. Under this plan, compensation expense was recorded over the service period.
The 1996 Nonqualified Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Stock Option Plan. This plan authorized the issuance of approximately 4.1 million options. As of November 13, 2002, the Company no longer grants options from this plan. The options currently granted and outstanding as of October 1, 2006 allow certain employees of the Company to purchase approximately 0.2 million shares of common stock, which vest at 25% per year. If not exercised, the options expire seven years from the date of issuance.
The 2002 Incentive Stock Plan. In February 2002, the Company created the 2002 Incentive Stock Plan. This plan authorizes the issuance of 4.5 million shares of the Company’s common stock. All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding as of October 1, 2006 allow certain employees of the Company to purchase approximately 0.4 million shares of common stock (which vest at 25% per year) and 0.1 million shares of common stock (which vest at 33.3% per year). If not exercised, the options expire seven years from the date of issuance. As of May 25, 2006, the Company no longer grants options under this plan.
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
A summary of stock option activity under the plans during the forty weeks ended October 1, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
(shares in thousands)	Shares	Price	Term (years)	(millions)

Outstanding at beginning of period	1,840	$10.80
Granted	—	—
Exercised	(847)	11.09
Forfeited	(29)	11.21

Outstanding at end of period	964	10.54	3.5	3.8

Exercisable at end of period	667	10.08	2.8	2.9

Shares available for future grants under the plans at end of period	3,276

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the third quarter of 2006 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
The aggregate intrinsic value of options exercised during the forty weeks ended October 1, 2006 and October 2, 2005 was $3.3 million and $12.1 million, respectively.
The Company recognized approximately $0.2 million and $0.7 million in total stock-based compensation expense under the plans for the twelve week and forty week periods ended October 1, 2006. As of October 1, 2006, there was $1.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the existing stock option plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. Prior years’ stock compensation expense was related to the accelerated vesting of options granted to employees of discontinued operations and was not significant.
The following table summarizes the nonvested stock option activity for the forty week period ended October 1, 2006:

		Weighted
		Average Grant
(shares in thousands)	Shares	Date Fair Value

Nonvested stock options outstanding at beginning of period	553	$5.57
Granted	—	—
Vested	(239)	5.57
Forfeited	(17)	5.99

Nonvested stock options outstanding at end of period	297	5.55

Restricted Share Awards
The Company has granted 244,372 restricted shares pursuant to the 2002 Incentive Stock Plan. These awards are amortized as expense on a graded-vesting basis. The Company recognized approximately $1.4 million and $1.7 million in stock-based compensation expense associated with these awards during the forty week periods ended October 1, 2006 and October 2, 2005, respectively. The Company recognized approximately $0.5 million and $0.6 million in stock-based compensation expense associated with these awards during the twelve week periods ended October 1, 2006 and October 2, 2005, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period. During the forty weeks ended October 1, 2006, the Company paid dividends of approximately $0.7 million associated with vested awards which were accrued at December 25, 2005.

		Weighted
		Average Grant
(shares in thousands)	Shares	Date Fair Value

Nonvested restricted share awards outstanding at beginning of period	173	$24.84
Granted	56	13.90
Vested	(61)	24.91

Nonvested restricted share awards outstanding at end of period	168	20.31

As of October 1, 2006, there was approximately $1.1 million of total unrecognized compensation cost related to nonvested restricted stock awards which are expected to be recognized over a weighted-average period of approximately 0.7 years.
Restricted Share Units
On September 1, 2006, the Company granted 22,599 restricted stock units (RSUs) to members of its board of directors pursuant to the 2006 Incentive Stock Plan. The market value of the RSUs as of the date of grant was $15.01 per share. Vested RSUs are convertible into shares of the Company’s common stock on a 1:1 basis at such time the director no longer serves on the board of the Company. One third of the awards vested on the date of grant, and the unvested awards vest one-twelfth on the 26th of each month through April 26, 2007. The Company recognized $0.1 million in stock based compensation expense associated with these awards during the twelve and forty weeks ended October 1, 2006. As of October 1, 2006, there was approximately $0.2 million of total unrecognized compensation cost related to nonvested RSUs.
16. Segment Information (Continuing Operations)
The Company’s reportable business segments are its franchise operations and its company-operated restaurants.

		Company-
	Franchise	Operated
(in millions)	Operations	Restaurants	Corporate	Total

Twelve weeks ended 10/1/06
Total revenues	$19.9	$16.1	$—	$36.0
Operating profit (loss) before allocation	14.9	0.8	(3.8)	11.9
Corporate overhead allocations (a)	(3.2)	(0.6)	3.8	—

Operating profit (loss)	11.7	0.2	—	11.9
Depreciation and amortization	0.5	1.0	—	1.5
Capital expenditures	—	1.0	—	1.0

Twelve weeks ended 10/2/05
Total revenues	$19.0	$12.2	$—	$31.2
Operating profit (loss) before allocation	13.9	(0.7)	(8.9)	4.3
Corporate overhead allocations (a)	(3.6)	(0.2)	3.8	—

Operating profit (loss)	10.3	(0.9)	(5.1)	4.3
Depreciation and amortization	0.1	0.7	0.6	1.4
Capital expenditures	—	1.2	—	1.2

Forty weeks ended 10/1/06
Total revenues	$66.2	$46.8	$—	$113.0
Operating profit (loss) before allocation	49.0	1.8	(15.6)	35.2
Corporate overhead allocations (a)	(14.6)	(1.4)	16.0	—

Operating profit (loss) (b)	34.4	0.4	0.4	35.2
Depreciation and amortization	1.7	3.2	—	4.9
Capital expenditures	0.6	2.8	—	3.4

Forty weeks ended 10/2/05
Total revenues	$63.4	$49.5	$—	$112.9
Operating profit (loss) before allocation	46.3	0.8	(52.8)	(5.7)
Corporate overhead allocations (a)	(12.6)	(1.2)	13.8	—
-
Operating profit (loss) (b)	33.7	(0.4)	(39.0)	(5.7)
Depreciation and amortization	0.3	2.6	2.5	5.4
Capital expenditures	0.7	2.8	—	3.5

(a)	Corporate overhead allocations include costs directly related to the operation of each segment and estimated charges based upon each segment’s relative contribution to the Company’s operations.

(b)	For the first forty weeks of 2006, corporate operating profit, after allocations relates principally to the settlement agreement with one of our previous independent accounting firms. For the twelve week and forty week periods ended October 2, 2005, corporate operating loss, after allocations, relates principally to the AFC corporate offices which were closed during 2005. The forty week period ended October 2, 2005 also includes $21.8 million associated with the settlement of shareholder litigation. Costs associated with the Popeyes corporate function and certain AFC costs directly related to our operating segments are allocated to the Company’s franchise operations and company-operated restaurants.
Assets within the Company’s corporate segment have decreased approximately $63.0 million during the forty week period ended October 1, 2006 principally due to the use of cash, short-term investments and other current assets to reduce long-term debt, repurchase shares of the Company’s common stock and to acquire 13 franchised restaurants in the Memphis and Nashville, Tennessee markets. Assets of the Company’s company-operated restaurants segment increased approximately $11.0 million during the forty week period ended October 1, 2006 principally due to the acquisition of the 13 franchised restaurants in the Memphis and Nashville, Tennessee markets. See Note 17 for further discussion.
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
The following table summarizes the purchase price consideration and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. While the Company does not expect significant changes, it is in the process of finalizing its third party valuations of property and equipment, certain intangible assets, and leases; thus, the allocation of the purchase price is subject to refinement.

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
The following supplemental pro forma condensed consolidated summary operating results of the Company for the twelve week and forty week periods ended October 1, 2006 and October 2, 2005, have been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statement of operations to give effect to the acquisition as if it had been consummated as of December 27, 2004:

	12 Weeks Ended		40 Weeks Ended
(in millions, except per share data)	10/01/06	10/02/05	10/01/06	10/02/05

Total revenues	$36.0	$34.7	$118.1	$124.8
Operating (loss) profit	11.9	4.9	35.8	(4.3)
Income (loss) before discontinued operations	5.9	0.5	16.8	(4.8)
Net income	5.9	0.4	17.0	151.7

Basic earnings per common share
Income (loss) before discontinued operations	$0.20	$0.02	$0.56	$(0.16)
Discontinued operations, net of income taxes	—	—	0.01	5.37

	$0.20	$0.02	$0.57	$5.21

Diluted earnings per common share
Income (loss) before discontinued operations	$0.20	$0.02	$0.56	$(0.16)
Discontinued operations, net of income taxes	—	—	0.01	5.37

	$0.20	$0.02	$0.57	$5.21

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
     As of October 1, 2006, we operated and franchised 1,845 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 24 foreign countries.

	October 1,	Dec. 25,
Opened Restaurants	2006	2005

Domestic:
Company-Operated	51	32
Franchised	1,471	1,451
International:
Franchised	323	345

Total	1,845	1,828

Our Business Strategy
     We intend to accelerate growth and deliver superior value to our customers, franchisees and shareholders through execution of the following key elements of our business strategy:
•	drive improvement in restaurant operations and customer satisfaction,

•	expand brand awareness and attract new customers to our restaurants through effective marketing programs, and

•	provide superior support and return on investment to attract strong franchisees and accelerate new restaurant openings.
Management Overview of 2006 Operating Results (Third Quarter and Year-to-Date)
     In the third quarter of 2006, we continued positive momentum despite softening same-store sales. During the third quarter we:
•	reported diluted earnings per common share of $0.20,

•	experienced a 4.6% increase in global system-wide sales,

•	realized a 0.4% decrease in same-store sales from our franchise operations segment comprised of:
–	a 0.2 % decrease in domestic franchised same-store sales and

–	a 2.3 % decrease in international franchised same-store sales,

•	realized a 9.6% increase in same-store sales from our company-operated restaurants segment,

•	opened 26 new franchised restaurants, partially offset by 23 permanent closings,

•	paid down $20.3 million of our 2005 Credit Facility,

•	repurchased more than 184,000 shares of our common stock, and

•	reduced our general and administrative expenses by $4.5 million in the third quarter of 2006 vs. the third quarter of 2005.
     Our company-operated restaurants benefited during the first three quarters of 2006 from an influx of consumers in New Orleans engaged in rebuilding efforts and reduced QSR competition in the New Orleans market following Hurricane Katrina.
     During the third quarter of 2006, the QSR industry experienced slight same-store sales growth. We will continue to drive same-store sales growth by offering high quality, highly differentiated core products supplemented with value oriented promotions and limited time offers.
     A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions)	10/01/06	10/02/05	10/01/06	10/02/05

Sales by company-operated restaurants	$16.1	$12.2	$46.8	$49.5
Franchise revenues (a)	18.6	17.7	62.1	59.2
Other revenues	1.3	1.3	4.1	4.2

Total revenues	$36.0	$31.2	$113.0	$112.9

Operating profit (loss)	$11.9	$4.3	$35.2	$(5.7)
Net income	$5.9	$0.1	$16.8	$151.1

Global system-wide sales growth:	4.6%	2.8%	5.5%	4.4%

Same-store sales growth (b):
Company-operated restaurant segment	9.6%	2.9%	15.5%	3.3%
Franchised restaurant segment	(0.4)%	1.5%	2.1%	1.7%
Domestic (domestic franchised and company-operated restaurants)	0.2%	2.3%	3.1%	2.3%

Company-operated restaurants (all domestic)
Units at beginning of period	50	57	32	56
New unit openings	—	—	1	1
Unit conversions, net	—	—	12	2
Permanent closings	—	(1)	(1)	(3)
Temporary closings, net of re-openings	1	(31)	7	(31)

Units at the end of third quarter	51	25	51	25

Franchised restaurants (domestic and international)
Units at beginning of period	1,796	1,770	1,796	1,769
New unit openings	26	29	91	79
Unit conversions, net	—	—	(12)	(2)
Permanent closings	(23)	(33)	(72)	(74)
Temporary closings, net of re-openings	(5)	(19)	(9)	(25)

Units at the end of third quarter	1,794	1,747	1,794	1,747

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance as these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. For the third quarter of 2006 and 2005, franchisee sales, as reported by the franchisees, were $377.5 million and $364.6 million, respectively. On a full year basis, franchisee sales, as reported by the franchisees, were $1,552 million in 2005, $1,452 million in 2004, $1,386 million in 2003, $1,335 million in 2002, and $1,216 million in 2001.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.
In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	12 Weeks Ended		40 Weeks Ended
	10/01/06	10/02/05	10/01/06	10/02/05

Revenues:
Sales by company-operated restaurants	45%	39%	41%	44%
Franchise revenues	52%	57%	55%	52%
Other revenues	3%	4%	4%	4%

Total revenues	100%	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (a)	50%	53%	52%	52%
Restaurant food, beverages and packaging (a)	33%	32%	32%	32%
General and administrative expenses	27%	45%	32%	43%
Depreciation and amortization	4%	4%	4%	5%
Other expenses, net	(1)%	3%	(2)%	20%

Total expenses	67%	86%	69%	105%

Operating profit (loss)	33%	14%	31%	(5)%
Interest expense, net	7%	8%	8%	4%

Income (loss) before income taxes	26%	6%	23%	(9)%
Income tax expense (benefit)	10%	6%	8%	(5)%

Income (loss) before discontinued operations	16%	—	15%	(4)%
Discontinued operations, net of income taxes	—	—	—	138%

Net income	16%	—	15%	134%

(a)	Expressed as a percentage of sales by company-operated restaurants.

2006 Same-Store Sales — Third Quarter
     During the third quarter of 2006, our overall domestic same-store sales increased by 0.2%, which was our ninth consecutive quarter of positive domestic same-store sales. Our company-operated restaurant same-store sales increased 9.6%, driven principally by our New Orleans market.
     Within our franchised operations segment, we experienced a same-store sales decrease of 0.2% for our domestic franchised restaurants and a same-store sales decrease of 2.3% for our international franchised restaurants. We believe our system continues to benefit from our food-focused advertising campaigns, menu enhancements, improvement in restaurant operations, and restaurant re-imaging throughout the system.
     While our total system-wide sales increased by 4.6% in the third quarter, our overall domestic same-store sales performance, as noted above, softened due to the lingering effects of high gasoline prices in July and August and the impact of rolling over strong comparable store sales in markets affected by Hurricane Katrina in 2005. The hurricanes displaced residents from the coastal region into surrounding markets in Louisiana, Texas and Mississippi. As a result, these surrounding markets, which represent approximately 20% of our total domestic system, realized strong same-store sales growth during the latter part of the third quarter of 2005. Additionally, restaurants forced to close due to the hurricanes realized extraordinarily high sales performance upon re-opening as workers and citizens with temporary living quarters returned.
     International same-store sales performance has improved quarter over quarter during 2006 as strong performance results in Latin America and the Middle East partially offset negative performance in Korea and on U.S. military bases in Europe. Although remaining negative, Korea has shown steady progress quarter over quarter due to operational initiatives focused on improving guest experience.
2006 Unit Growth — First Forty Weeks
     During the first forty weeks of 2006, our global restaurant system grew by 17 restaurants. The net growth resulted from the opening of 92 new restaurants, partially offset by 73 permanent restaurant closings, including the closing of 35 franchised restaurants within Korea, and 2 net temporary closings. We expect closures in Korea to continue for the remainder of 2006. We are working with our Korean master franchisee to address the business and operational challenges facing their restaurants and those of sub-franchisees.
Looking Forward to the Remainder of 2006
     By year-end 2006 and consistent with our prior guidance, we expect full year new restaurant openings for our global system of approximately 140 restaurants with estimated permanent closings of approximately 90 restaurants. We anticipate full-year total domestic same-store sales growth (blended growth including both company-operated and franchised restaurants) to be at the lower end of the range of 2.0%—3.0% for 2006.
     During the balance of the year, we expect a continued softening in total domestic same-store sales growth and reductions in same-store sales growth from our company-operated restaurants segment, primarily due to the impact of rolling over elevated sales volumes during the fourth quarter of 2005 in the Louisiana, Texas and Mississippi markets impacted by Hurricanes Katrina.
     There were 36 company-operated restaurants which were temporarily closed as a result of Hurricane Katrina. As of October 1, 2006, 18 of these restaurants have been re-opened (1 of which subsequently closed due to fire damage), 6 have been permanently closed and 12 remained temporarily closed. The Company expects to re-open 2 additional restaurants during the remainder of fiscal year 2006. We believe 2 to 4 additional restaurants will likely re-open during fiscal year 2007. The remaining temporarily closed company-operated restaurants will be evaluated to determine which restaurants will be re-opened at their current site, relocated, or permanently closed. That evaluation will be influenced by plans for revitalization and re-settlement of New Orleans.
     We believe that our promotional calendar for the remainder of 2006 delivers product news and value that will appeal to Popeyes customers while maintaining a solid competitive point of differentiation. We will continue to promote our core products while also promoting value based limited time offerings to drive sales, traffic and restaurant profits.

     Operationally, we will continue national programs designed to improve the quality and speed of our service by instituting improvements in training and national testing on core service standards. We also have fully assimilated our acquisition of 13 restaurants in the Memphis and Nashville, Tennessee markets. The acquired units provide regional diversity and additional company-operated test markets for our new menu items, promotional concepts and new restaurant designs which will benefit the entire Popeyes system. In addition, the acquisition also provides a new market for continued growth of company-operated restaurants.
     Internationally, we remain focused on initiatives that will improve system sales and profitability for our franchisees, especially marketing and menu initiatives that drive transactions into the restaurants for the holiday seasons. While Korea remains a challenge, our efforts are focused on system wide marketing and menu initiatives to create positive comp sales while continuing to bolster operational performance in the marketplace. Based on strong economic performance, we are focused on building new store opening momentum in our North America, Latin America and Middle Eastern markets.
Comparisons of the Third Quarter for 2006 and 2005
Sales by Company-Operated Restaurants
     Sales by company-operated restaurants were $16.1 million in the third quarter of 2006, a $3.9 million increase from the third quarter of 2005. The increase was primarily due to:
•	a $3.8 million contribution from the acquisition of 13 restaurants in the Memphis and Nashville markets which were previously owned by a franchisee, and

•	a $1.2 million increase due to a 9.6% increase in same-store sales in the third quarter of 2006 as compared to the third quarter of 2005, partially offset by:
•	a $0.6 million decrease due to the termination of a VIE relationship in the second quarter of 2006 that was previously consolidated in the third quarter of 2005, and

•	a $0.1 million net decrease due to the timing of temporary and permanent closures and related re-openings resulting from Hurricane Katrina. This net decrease is comprised of the following: 1) an approximately $2.0 million decrease associated with permanent restaurant closures and temporary restaurant closures in 2005 which have not yet re-opened and 2) an approximately $1.9 million of increased sales from re-opened restaurants which were closed during the period of the third quarter of 2005 immediately following Hurricane Katrina.
     The remaining variance was due to various factors, including the timing and duration of temporary restaurant closings, in both the third quarters of 2006 and 2005, related to the re-imaging or rebuilding of certain company-operated restaurants.
     Our company-operated restaurants also benefited during the third quarter of 2006 from an influx of consumers in New Orleans engaged in the rebuilding efforts and significantly reduced QSR competition following Hurricane Katrina in that market.
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
     Franchise revenues were $18.6 million in the third quarter of 2006, a $0.9 million increase from the third quarter of 2005. Of this increase, approximately $0.5 million was due to an increase in domestic franchise royalty revenues and approximately $0.4 million was due to an increase in international franchise royalty revenues.
     The $0.5 million increase in domestic franchise revenues was due primarily to a net increase of 69 domestic franchise locations from October 2, 2005 to October 1, 2006 partially offset by a 0.2% decline in domestic franchise same-store sales.

     The $0.4 million increase in international franchise royalty revenues was due to the termination of temporary royalty relief given to our Korean master franchisee during the third quarter of 2005. The temporary royalty relief was for the purpose of reinvestment of the franchisee’s funds in marketing and development.
Other Revenues
     Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees and other fees associated with unit conversions. Other revenues were $1.3 million in both the third quarter of 2006 and 2005.
Restaurant Employee, Occupancy and Other Expenses
     Restaurant employee, occupancy and other expenses were $8.1 million in the third quarter of 2006, a $1.6 million increase from the third quarter of 2005. This increase was principally attributable to the increase in number of company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 50% and 53% of sales from company-operated restaurants in the third quarter of 2006 and 2005, respectively.
Restaurant Food, Beverages and Packaging
     Restaurant food, beverages and packaging costs were $5.3 million in the third quarter of 2006, a $1.4 million increase from the third quarter of 2005. This increase was principally attributable to the increase in number of company-operated restaurants (discussed above). Restaurant food, beverages and packaging costs were approximately 33% and 32% of sales from company-operated restaurants in the third quarter of 2006 and 2005, respectively.
General and Administrative Expenses
     General and administrative expenses were $9.6 million in the third quarter of 2006, a $4.5 million decrease from the third quarter of 2005, resulting partially as a benefit of the Company’s transition and closure of the AFC corporate center. The decrease was primarily due to:
•	$3.8 million of lower personnel and other related costs resulting directly from the restructuring of our corporate operations, and

•	$0.4 million of lower outsourcing and contractor costs for information technology and accounting support services.
     On a consolidated basis, general and administrative expenses were approximately 27% and 45% of total revenues in the third quarter of 2006 and 2005, respectively. This decrease is attributable primarily to the reductions noted above and the increases in sales related to the acquisition of the thirteen previously franchised restaurants in the Memphis and Nashville markets.
Depreciation and Amortization
     Depreciation and amortization was $1.5 million in the third quarter of 2006, a $0.1 million increase from the third quarter of 2005.
Other Expenses (Income), Net
     Other expenses (income), net were $(0.4) million in income in the third quarter of 2006 as compared to an expense of $1.0 million in the third quarter of 2005. A schedule of the components of other expenses (income), net can be found at Note 8 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
     Interest expense, net was $2.6 million in the third quarter of 2006, a $0.2 million increase from the third quarter of 2005. A schedule of the components of interest expense, net can be found at Note 11 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.

Income Tax Expense (Benefit)
     In the third quarter of 2006, we had an income tax expense associated with our continuing operations of $3.4 million compared to $1.7 million in the third quarter of 2005. Our effective tax rate associated with continuing operations in the third quarter of 2006 and 2005 was 36.6% and 89.5% respectively. The effective tax rate for the third quarter of 2006 differs from statutory rates due to return to provisions adjustments, inter-period allocations and other permanent differences. The effective tax rate for the third quarter of 2005 differs from statutory rates due to non-deductible expenses, pre-tax income earned from tax-exempt investments and inter-period allocations.
Comparisons of the Forty Weeks Ended October 1, 2006 and October 2, 2005
Sales by Company-Operated Restaurants
     Sales by company-operated restaurants were $46.8 million in the forty week period ended October 1, 2006, a $2.7 million decrease from the comparable period in 2005. The decrease was primarily due to a:
•	$14.5 million net decrease due to the timing of permanent and temporary restaurant closures and related re-openings resulting from Hurricane Katrina, and

•	$0.9 million decrease due to the termination of a VIE relationship in the second quarter of 2006 that was previously consolidated in the third quarter of 2005, partially offset by a:
•	$6.9 million contribution from the acquisition of 13 restaurants in the Memphis and Nashville, Tennessee markets which were previously owned by a franchisee, and

•	$5.7 million increase due to a 15.5% increase in same-store sales in the forty weeks ended October 1, 2006 as compared to the comparable periods of 2005.
     The remaining net variance was due to various factors, including the timing and duration of temporary restaurant closings, in the first forty weeks of both of 2006 and 2005, related to the re-imaging or rebuilding of certain company-operated restaurants.
     Our company-operated restaurants also benefited during the first three quarters of 2006 from an influx of consumers in New Orleans engaged in the rebuilding efforts and significantly reduced QSR competition following Hurricane Katrina in that market.
Franchise Revenues
     Franchise revenues were $62.1 million in the forty week period ended October 1, 2006, a $2.9 million increase from the comparable period in 2005. Of this increase, approximately $2.7 million was due to an increase in domestic franchise royalty revenues and approximately $0.2 million was due to an increase in international franchise royalty revenues.
     The $2.7 million increase in domestic franchise royalty revenues was due primarily to a 2.7% increase in same store sales and a net increase of 69 domestic franchise restaurants from October 2, 2005 to October 1, 2006.
     The $0.2 million increase in international franchise royalty revenues was due primarily to the termination of temporary royalty relief given to our Korean master franchisee during the third quarter of 2005 partially offset by a 3.6% decline in same-store sales.
Other Revenues
     Other revenues were $4.1 million in the forty week period ended October 1, 2006, a $0.1 million decrease from the comparable period in 2005.

Restaurant Employee, Occupancy and Other Expenses
     Restaurant employee, occupancy and other costs were $24.2 million in the forty week period ended October 1, 2006, a $1.7 million decrease from the comparable period in 2005. This decrease is principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 52% of sales from company-operated restaurants in the first forty weeks of both 2006 and 2005.
Restaurant Food, Beverages and Packaging
     Restaurant food, beverages and packaging costs were $15.2 million in the forty week period ended October 1, 2006, a $0.8 million decrease from the comparable period in 2005. This decrease was principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant food, beverages and packaging costs were approximately 32% of sales from company-operated restaurants in the first forty weeks of both 2006 and 2005.
General and Administrative Expenses
     General and administrative expenses were $35.7 million in the forty week period ended October 1, 2006, a $13.4 million decrease from the comparable period of 2005. The decrease was primarily due to:
•	$8.8 million of lower personnel and other related costs resulting directly from the restructuring of our corporate operations,

•	$3.6 million of lower professional fees (primarily legal, auditing and consulting),

•	$1.3 million of lower outsourcing and contractor costs for information technology and accounting support services, and

•	$0.3 million of lower bank service fees,
     partially offset by:
•	$0.3 million of higher marketing and advertising expense, and

•	$0.3 million of registration cost associated with a shareholder’s sale of our common stock.
     On a consolidated basis, general and administrative expenses were approximately 32% and 43%, respectively, of total revenues in the first forty weeks of 2006 and 2005.
Depreciation and Amortization
     Depreciation and amortization was $4.9 million in the forty week period ended October 1, 2006, a $0.5 million decrease from the comparable period in 2005. This decrease was principally due to accelerated depreciation during the first quarter of 2005 associated with the closing of the corporate center.
Other Expenses (Income), Net
     Other expenses (income), net were $(2.2) million in income for the forty week period ended October 1, 2006, as compared to an expense of $22.2 million from the comparable period in 2005. A schedule of the components of other expenses (income), net can be found at Note 8 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. As discussed more fully in Note 9 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report, during 2005, we reached settlement agreements with the plaintiffs in several legal proceedings in which we are involved that relate to our announcements on March 23, 2003 and April 22, 2003 that we would restate certain previously issued financial statements. Those settlements and associated attorneys fees compose the $21.8 million of shareholder litigation costs we incurred in the first forty weeks of 2005.

Interest Expense, Net
     Interest expense, net was $8.9 million in the forty week period ended October 1, 2006, a $4.6 million increase from the comparable period in 2005. The increase was principally due to a $3.8 million decrease in interest income, a $2.3 million increase in interest on debt, partially offset by a $1.5 million reduction in amortization and write-off of debt issuance costs and other bank related charges. A schedule of the components of interest expense, net can be found at Note 11 to the condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax Expense (Benefit)
     In the first forty weeks of 2006, we had an income tax expense associated with our continuing operations of $9.7 million compared to a $(4.6) million income tax benefit in the comparable period in 2005. Our effective tax rate associated with continuing operations in the first forty weeks of 2006 and 2005 was 36.9% and 46.0% respectively. This rate for 2005, which was based upon our pre-tax book loss, was significantly higher than our statutory rate due to non-deductible expense, pre-tax income earned from tax-exempt investments and inter-period allocations.
Discontinued Operations, Net of Income Taxes
     Discontinued operations provided after-tax income of $0.2 million in the forty week period ended October 1, 2006 compared to $156.5 million in the comparable period of 2005 (substantially all of which was associated with a gain on the sale of Church’s). A schedule of the components of discontinued operations, net of income taxes can be found at Note 14 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Liquidity and Capital Resources
     We finance our business activities primarily with:
•	cash flows generated from our operating activities, and

•	borrowings under our 2005 Credit Facility.
     Based upon our generation of cash flow from operations, our existing cash reserves ($3.0 million available as of October 1, 2006), and available borrowings under our 2005 Credit Facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures for the remainder of 2006 and beyond.
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
     In addition to the scheduled payments of principal on the term loan at the end of each fiscal year, the Company is subject to mandatory prepayments (25% or 50% of consolidated excess cash flows as applicable) in those situations when consolidated excess cash flows for the year and total leverage ratio, as defined in the 2005 Credit Facility, exceed specified amounts. During the third quarter of 2006, we paid principal in the amount of $20.3 million, including $20.0 million of voluntary prepayments.
     During the third quarter of 2006, the Company repurchased and retired 184,800 shares of common stock for approximately $2.8 million. On June 27, 2006, the Company’s board of directors approved increasing its stock repurchase program by an additional $50 million. As of October 29, (the end of the Company’s eleventh financial period for 2006), the remaining value of shares that may yet be repurchased under the program was approximately $47.3 million. However, pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $7.5 million for the remainder of fiscal year 2006.

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
Long-Term Debt
     For a discussion of our long-term debt, see Note 5 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2.
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
     During the forty week period ended October 1, 2006, we invested approximately $3.3 million (excluding the acquisition of the 13 previously franchised restaurants discussed above) in various capital projects, including approximately, $1.3 million in the rebuilding of restaurants damaged by Hurricane Katrina, $0.6 million for information technology hardware and software, and approximately $1.4 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant equipment and facilities.
     We estimate additional capital costs associated with hurricane-related damages to approximate $1.2 - $2.2 million for the remainder of 2006. As discussed in Note 10 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report, we have insurance coverage for property damage that should offset a majority of these costs.
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
     Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the forty weeks ended October 1, 2006 and October 2, 2005, foreign-sourced revenues represented 4.7% and 4.6%, respectively, of our total revenues. As of October 1, 2006, approximately $0.6 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 24 countries with over 45% of our revenues from international royalties originating from restaurants in Korea, Canada and Mexico.
     Interest Rate Risk With Respect to our 2005 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of October 1, 2006, we had outstanding borrowings under our 2005 Credit Facility of $135.9 million.
     Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. At October 1, 2006, the fair value of these agreements was approximately $2.0 million and was recorded as a component of “other long term assets, net”. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances.
     The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under our facility would be approximately $0.1 million.
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
     (d) Changes in Internal Control Over Financial Reporting
     There were no other changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.
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

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
     For a discussion of our legal matters, see Note 9 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Part 2, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the third quarter of 2006, we repurchased 184,800 of our common shares as scheduled below:

			Total Number of	Maximum Value of
			Shares Repurchased	Shares that May Yet
	Number of Shares	Average Price Paid	as Part of a Publicly	Be Repurchased
Period	Repurchased	Per Share	Announced Plan	Under the Plan (a)

Period 8
7/10/06 – 8/06/06	—	—	—	$50,001,124
Period 9
8/07/06 – 9/03/06	—	—	—	$50,001,124
Period 10
9/04/06 – 10/01/06	184,800	$14.78	184,800	$47,269,110

Total	184,800	$14.78	184,800	$47,269,110

(a)	As originally announced on July 22, 2002, amended on October 7, 2002, re-affirmed on May 27, 2005, and expanded on February 17, 2006 and June 27, 2006, the Company’s board of directors has approved a share repurchase program. See Note 6 to our Condensed Consolidated Financial Statements included at Part 1, Item 1 to this quarterly report.
Item 6. Exhibits
   (a) Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005).

Exhibit 10.1	Forms of Grant Certificates (incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 10, 2006).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 13 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: November 1, 2006	By:	/s/ H. Melville Hope, III

H. Melville Hope, III
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)