Form 10-K
period 2006-12-31
AFC ENTERPRISES INC
filed 2007-03-14
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission file number 000-32369

AFC Enterprises, Inc.

Minnesota (State or other jurisdiction of incorporation or organization)	58-2016606 (I.R.S. Employer Identification No.)
5555 Glenridge Connector, NE, Suite 300 Atlanta, Georgia (Address of principal executive offices)	30342 (Zip Code)

(404) 459-4450

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value per share	Nasdaq Global Market

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

As of July 9, 2006 (the last day of the registrant’s second quarter for 2006), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market System, was approximately $366,449,268.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2007

Common stock, $0.01 par value per share	29,536,378 shares

Documents incorporated by reference:  Portions of our 2007 Proxy Statement are incorporated herein by reference in Part III of this Annual Report.

AFC ENTERPRISES, INC.

PART I.

Item 1.	BUSINESS

AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates, and franchises quick-service restaurants (“QSRs” or “restaurants”) under the trade name Popeyes® Chicken & Biscuits (“Popeyes”). Within Popeyes, we manage two business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 24 to our Consolidated Financial Statements.

In recent years, we have narrowed our business model from a multi-brand operator to focus only on the Popeyes brand. Following the sale of Church’s Chicken® (“Church’s”) in December of 2004 (which is more fully described in Note 22 to our Consolidated Financial Statements), we renegotiated our material outsourcing contracts, closed our AFC corporate offices, reduced our AFC corporate staffing, and integrated the remaining AFC corporate staff and services into Popeyes’ business operations (which is more fully described in Note 23 to our Consolidated Financial Statements). These transitional activities were completed during 2005 and the first half of 2006.

Popeyes Profile

Popeyes was founded in New Orleans, Louisiana in 1972 and has grown to be the world’s second largest quick-service chicken concept based on the number of units. Within the QSR industry, Popeyes distinguishes itself with a unique “New Orleans” style menu that features spicy chicken, chicken sandwiches, chicken strips, fried shrimp and other seafood, jambalaya, red beans and rice and other regional items. Popeyes is a highly differentiated QSR brand with a passion for its New Orleans heritage and flavorful authentic food.

As of December 31, 2006, we operated and franchised 1,878 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 24 foreign countries. The map below shows the concentration of our domestic restaurants, by state.

Of our 1,503 domestic franchised restaurants, approximately 70% were concentrated in Texas, California, Louisiana, Florida, Illinois, Maryland, New York, Mississippi, Georgia and Virginia. Of our 319 international franchised restaurants, approximately 67% were located in Korea, Indonesia, Canada and Mexico. Of our 56 company-operated restaurants, more than 90% were concentrated in Georgia, Louisiana and Tennessee.

Overall Business Strategy

United States restaurant industry sales exceeded $500 billion in 2006, of which sales from Popeyes restaurants represent a small fraction. Given the size of the domestic QSR industry, and Popeyes’ broad appeal, we believe Popeyes’ 1,559 restaurant domestic system has the potential to at least double in size without reaching saturation in our markets. The success of Popeyes outside the United States indicates that the Popeyes international system can expand substantially as well, perhaps outpacing restaurant growth domestically in future years.

Because of Popeyes’ distinctive menu and our opportunities to further penetrate existing and new markets, the Company’s business strategy centers on increasing the number of restaurants in the global Popeyes’ system. Popeyes is heavily franchised (97% of all Popeyes’ restaurants are operated by our franchisees). We favor this business model because it facilitates the simultaneous growth of the system in multiple markets and provides our investors with an attractive return on invested capital from a dependable and diversified royalty stream.

In order to accomplish Popeyes’ growth objectives, the Company is focused on improving the unit economics of the Popeyes system restaurants with business initiatives tailored to enhance the experience of Popeyes’ guests and to promote new restaurant development.

These initiatives are as follows:

•	Menu Development. New product introductions and “limited time offers” promotional items play a major role in building sales and encouraging repeat customers. We constantly review our menu to find the optimal mix of products and promotions which address changing consumer preferences and which build on an integrated day-part strategy to increase transactions in our restaurants. Our menu strategies will not only continue to focus on growing our bone-in chicken market share, but will also focus on boneless chicken products and seafood. During 2007, we also expect to combine new product concepts with tested value offerings to provide quality and value to our guests.

During 2007, we plan to strengthen our focus on value offering tests, as we believe that will broaden our appeal in a variety of markets.

•	Creative Brand Marketing and Advertising. Our consumer messaging continues to emphasize our distinctive products, flavors and New Orleans heritage. Our media spending typically focuses on television, radio and print options (print advertisement, signage, and point of purchase materials) at the local market and restaurant level. We continually review our advertising strategies and mediums to maximize the effectiveness of the marketing funds generated from our Popeyes system and to offset the increasing cost of media spending. While we have not traditionally used national media, we began a test of national cable advertising in 2006 and continue to consider alternative mediums to supplement our typical spending strategies.

•	Customer Service Focus. We will sharpen our focus on the customer to improve both customer satisfaction and the consistency of the experience within our restaurants. Our operational efforts include speed of service initiatives, enhanced field-based training, training certification programs, and continued development and execution of restaurant management testing programs. In addition, we continue our focus on raising service standards throughout our organization and our franchise system.

We believe that the cleanliness, freshness and appearance of our restaurants are critical components of our customers’ overall dining experience and will affect their desire to return. As of December 31, 2006, approximately 76% of our system-wide restaurants have been updated in our Heritage image. We believe our distinctive New Orleans inspired Heritage design adds to our customers’ dining experience and improves the appeal of our restaurants.

•	Operations Management. Together with our franchisees we are coordinating the implementation of new restaurant reporting technology which will provide improved information from Popeyes restaurants. We will use this data to help Popeyes’ restaurant managers improve restaurant performance by providing enhanced information regarding labor and food costs in addition to sales data. Additionally, we will continue to reinforce our ongoing effort to improve operations by hosting our second annual franchisee operations conference in the spring of 2007. We use this forum to provide training, re-enforce standards and share best practices among the attendees.

•	Store Investment. We stress our continued attention to controlling the costs associated with the construction of new Popeyes restaurants. We evaluate new construction materials, assist franchisees by recommending proven contractors, and test new equipment for use in the restaurants. Additionally, we design restaurants for new construction and conversion of existing buildings, which allows us to tailor a Popeyes restaurant design for virtually any site that provides our franchisees an attractive market.

•	New Restaurant Development and Growth. We believe each of the preceding initiatives serve to improve restaurant unit economics as they are designed to minimize initial construction costs, increase the visit frequency of our current customers, and to give new customers reasons to try our restaurants. Improving restaurant profitability and return stimulates new restaurant development by the existing Popeyes franchisee community as well as new franchisees. Our restaurant development strategy promotes restaurant openings in both new and existing markets. Popeyes offers an array of facilities which provide franchisees with flexibility to appropriately tailor new restaurants for the markets they serve.

To further stimulate growth during 2006, we offered financial incentives to franchisees to accelerate new restaurant openings through temporary reductions in franchise fees and royalties. By accelerating the timing of restaurant openings and through stimulating incremental openings, we expect to expedite revenue growth. Our franchisees opened 29 new restaurants during 2006 under this incentive program, and we expect continued acceleration of openings under this program during 2007.

Key to Popeyes continued restaurant growth is the cultivation of a rich pipeline of qualified franchisee candidates, composed of both existing franchisees and new franchisees. During 2007, we will accelerate recruitment of new, qualified franchisees. In addition, we continue to develop existing strategic markets by assisting our current franchise operators in their efforts to identify and secure attractive new restaurant sites.

Internationally, we anticipate substantial growth in new restaurants in Canada, Mexico, Latin America and the Middle East. Our intention in international markets is to enter into area franchise development agreements with franchise operators who already have multi-unit restaurant operating experience, preferably with international QSR brands. We will target franchisees who have the ambition, experience and infrastructure to effectively secure good restaurant sites and execute the Popeyes brand in their countries. Our international leadership and field support team members comprise a cross-functional group responsible for developing prospective franchisees, tailoring the Popeyes menu and operational methods to the consumers in each respective country and coordinating significant ongoing franchisee support.

During 2006, our initiatives allowed us to achieve growth in same-store sales and new restaurant openings. As a result, cash generated from our Popeyes operations has been used for the benefit of our investors (1) to repurchase shares of our outstanding common stock, (2) to reduce the portion of our long-term debt that is subject to a floating interest rate which trended upward during the year, (3) to reinvest in the Popeyes brand through the construction of new restaurants in company-controlled markets, and (4) to acquire existing Popeyes restaurants to provide additional company-operated test markets for our new menu items and promotional concepts to, in turn, help strategically fuel the overall growth of the Popeyes’ system.

As it concerns the expected financial and operating impacts of these strategies during 2007, see the discussion under the heading “Operating and Financial Outlook for 2007” at Item 7 of this Annual Report.

The following features of the Company are material to the execution of our initiatives and business strategies discussed above:

Our Agreements with Popeyes Franchisees

As discussed above, our strategy places a heavy emphasis on increasing the number of restaurants in the Popeyes system through franchising activities. The following discussion describes the standard arrangements we enter into with our Popeyes franchisees.

Domestic Development Agreements.  Our domestic franchise development agreements provide for the development of a specified number of Popeyes restaurants within a defined geographic territory. Generally, these agreements call for the development of the restaurants over a specified period of time, usually three to five years, with targeted opening dates for each restaurant. Our Popeyes franchisees currently pay a development fee of $7,500 per restaurant. These development fees typically are paid when the agreement is executed, and are typically non-refundable.

International Development Agreements.  Our international franchise development agreements are similar to our domestic franchise development agreements, though the development time frames can be longer and the development fees generally can be as much as $15,000 for each restaurant developed. Depending on the market, limited sub-franchising rights may also be granted.

Domestic Franchise Agreements.  Once we execute a development agreement, approve a site to be developed under that agreement, and our franchisee secures the real property for a restaurant, we enter into a franchise agreement with our franchisee that conveys the right to operate the specific Popeyes restaurant at the site. Our current franchise agreements generally provide for payment of a franchise fee of $30,000 per location.

These agreements generally require franchisees to pay a 5% royalty on net restaurant sales. In addition, franchisees must contribute to national and local advertising funds. Payments to the advertising funds are generally 3% of net restaurant sales. Some of our institutional and older franchise agreements provide for lower royalties and advertising fund contributions. These agreements constitute a decreasing percentage of our total outstanding franchise agreements.

International Franchise Agreements.  The terms of our international franchise agreements are substantially similar to those included in our domestic franchise agreements, except that these agreements may be modified to reflect the multi-national nature of the transaction and to comply with the requirements of applicable local laws. Our current international franchise agreements generally provide for payment of a franchise fee of up to $30,000 per location. In addition, the effective royalty rates may differ from those included in domestic franchise agreements, and generally are lower due to the greater number of restaurants required to be developed by our international franchisees.

All of our franchise agreements require that our franchisees operate restaurants in accordance with our defined operating procedures, adhere to the menu established by us, and meet applicable quality, service, health and cleanliness standards. We may terminate the franchise rights of any franchisee who does not comply with these standards and requirements.

Site Selection

For new domestic restaurants, we assist our franchisees in identifying and obtaining favorable sites consistent with the overall market plan for each development area. Domestically, we primarily emphasize freestanding sites and “end-cap, in-line” strip-mall sites with ample parking and easy access from high traffic roads.

Each international market has its own factors that lead to venue and site determination. In international markets, we use different venues including freestanding, in-line, food-court and other non-traditional venues. Market development strategies are a collaborative process between Popeyes and our franchisees so we can leverage local market knowledge.

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

Purchasing Cooperative.  Supplies are generally provided to our domestic franchised and company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We, our Popeyes franchisees and the owners of Cinnabon bakeries hold membership interests in SMS in proportion to the number of restaurants owned. As of December 31, 2006, we held one of SMS’s seven seats on the SMS board of directors. Our Popeyes franchise agreements require that each franchisee join SMS.

Supply Agreements.  The principal raw material for a Popeyes restaurant operation is fresh chicken. Company-operated and franchised restaurants purchase their chicken from suppliers who service the Popeyes system. In order to ensure favorable pricing and to secure an adequate supply of fresh chicken, SMS has entered into supply agreements with several chicken suppliers. These contracts, which pertain to the vast majority of our system-wide purchases, are “cost-plus” contracts with prices based partially upon the cost of feed grains plus certain agreed upon non-feed and processing costs. These contracts include volume purchase commitments that are adjustable at the election of SMS. Each year, purchase commitments may be adjusted by up to 10%, if notice is given within specified time frames; and the commitment levels for future years may be adjusted based on revised estimates of need. The Company has agreed to indemnify SMS for certain shortfalls in the annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. To date, that indemnity has never been called due to the demand for poultry and the chicken suppliers’ ability to mitigate shortfalls, if any. Information about this guarantee can be found in Item 7 of this Annual Report under the caption “Off-Balance Sheet Arrangements.”

We have entered into long-term beverage supply arrangements with certain major beverage vendors. These contracts are customary in the QSR industry. Pursuant to the terms of these arrangements, marketing rebates are provided to the owner/operator of Popeyes restaurants based upon the volume of beverage purchases.

We also have a long-term agreement with Diversified Foods and Seasonings, Inc. (“Diversified”), under which we have designated Diversified as the supplier of certain proprietary products for the Popeyes system. Diversified sells these products to our approved distributors, who in turn sell them to our franchised and company-operated Popeyes restaurants.

Marketing and Advertising

We contribute on behalf of our company-operated restaurants, together with our Popeyes franchisees who contribute on behalf of their franchised restaurants, to an advertising fund that supports (1) branding initiatives and the development of marketing materials that are used throughout our domestic restaurant system and (2) local marketing programs. We act as agent for the fund and coordinate its activities. We work closely with franchisees on local marketing programs, which are the principal uses of collected funds. We and our Popeyes franchisees made contributions to the advertising fund of approximately $57.7 million in 2006, $56.3 million in 2005, and $53.7 million in 2004.

Fiscal Year and Seasonality

Our fiscal year is composed of 13 four-week accounting periods and ends on the last Sunday in December. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. Fiscal 2006, which ended on December 31, 2006, included 53 weeks (including one five-week accounting period in our fiscal fourth quarter); fiscal 2005 and fiscal 2004 included 52 weeks.

Seasonality has little effect on our operations.

Employees

As of December 31, 2006, we had 1,532 hourly employees working in our company-operated restaurants. Additionally, we had 82 employees involved in the management of our company-operated restaurants, composed of multi-unit managers and field management employees. We also had 137 employees responsible for corporate administration, franchise administration and business development.

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

Copeland Formula Agreement.  We have a formula licensing agreement with Alvin C. Copeland, the founder of Popeyes. Under this agreement, we have the worldwide exclusive rights to the Popeyes fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that we pay Mr. Copeland approximately $3.1 million annually through March 2029.

King Features Agreements.  We have several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which we have the non-exclusive license to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States have the non-exclusive use of the image and likeness of the cartoon character “Popeye” and certain companion characters. We are obligated to pay King Features a royalty of approximately $1.0 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of our gross revenues from the sale of products outside of the Popeyes restaurant system, if any. These agreements extend through June 30, 2010.

International Operations

We continue to expand our international operations through franchising. As of December 31, 2006, we franchised 319 international restaurants. During 2006, franchise revenues from these operations represented approximately 8.8% of our total franchise revenues. For each of 2006, 2005 and 2004, international revenues represented 4.7%, 4.5%, and 4.0% of total revenues, respectively.

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

Many states and the Federal Trade Commission, as well as certain foreign countries, require franchisors to transmit specified disclosure statements to potential franchisees before granting a franchise. Additionally, some states and certain foreign countries require us to register our franchise offering documents before we may offer a franchise. We believe that our uniform franchise offering circulars, together with any applicable state versions or supplements, and our franchising procedures, comply in all material respects with both the Federal Trade

Commission guidelines and all applicable state laws regulating franchising in those states which we have offered franchises. We believe that our international disclosure statements, franchise offering documents and franchising procedures comply, in all material respects, with the laws of the foreign countries in which we have offered franchises.

Environmental Matters

We are subject to various federal, state and local laws regulating the discharge of pollutants into the environment. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. Certain of our current and formerly owned and/or leased properties are known or suspected to have been used by prior owners or operators as retail gas stations and a few of these properties may have been used for other environmentally sensitive purposes. Certain of these properties previously contained underground storage tanks (“USTs”) and some of these properties may currently contain abandoned USTs. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current or former owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at its properties that are unrelated to USTs. We have obtained insurance coverage that we believe is adequate to cover any potential environmental remediation liabilities. We are currently not subject to any administrative or court order requiring remediation at any of our properties.

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

Our operating results are dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants. How well our franchisees operate their restaurants and their desire to maintain their franchise relationship with us is outside of our direct control. Any failure of these franchisees to operate their franchises successfully or loss of these franchisees could adversely affect our operating results. As of December 31, 2006, we had 347 franchisees operating restaurants within the Popeyes system and several preparing to become operators. The largest of our domestic franchisees operates 166 Popeyes restaurants; and the largest of our international franchisees operates 108 Popeyes restaurants. Typically, each of our international franchisees is responsible for the development of significantly more restaurants than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully.

If we face continuing labor shortages or increased labor costs, our growth and operating results could be adversely affected.

Labor is a primary component in the cost of operating our restaurants. As of December 31, 2006, we employed 1,532 hourly employees in our company-operated restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal minimum wage or increases in other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas.

Since Hurricane Katrina, in our New Orleans company market, we have experienced labor shortages and increased labor costs. If this were to continue indefinitely, our future operating results could be adversely impacted.

As it is, increased sales in those same restaurants since the hurricane have more than compensated for the increased costs. However, if sales normalize in future periods, we may have a cost structure out of line with our restaurant sales volume in that market.

If the cost of chicken increases, our cost of sales will increase and our operating results could be adversely affected.

The principal raw material for Popeyes is fresh chicken. Any material increase in the costs of fresh chicken could adversely affect our operating results. Our company-operated and franchised restaurants purchase fresh chicken from various suppliers who service us from various plant locations. These costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability. Because our purchasing agreements for fresh chicken allow the prices that we pay for chicken to fluctuate, a rise in the prices of chicken products could expose us to cost increases. If we fail to anticipate and react to increasing food costs by adjusting our purchasing practices or increasing our sales prices, our cost of sales may increase and our operating results could be adversely affected.

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

Changes in consumer preferences and demographic trends, as well as concerns about health or food safety and quality, could result in a loss of customers and reduce our revenues.

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

Instances of avian flu or food-borne illnesses could adversely affect the price and availability of poultry and other foods and create negative publicity which could result in a decline in our sales.

Instances of avian flu or food-borne illnesses could adversely affect the price and availability of poultry and other foods. As a result, Popeyes restaurants could experience a significant increase in food costs if there are additional instances of avian flu or food-borne illnesses. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us. This negative publicity, as well as any other negative publicity concerning food products we serve, may reduce demand for our food and could result in a decrease in guest traffic to our restaurants. A decrease in guest traffic to Popeyes restaurants as a result of these health concerns or negative publicity could result in a decline in our sales.

The effect of Hurricane Katrina and any failure to properly address the issues caused by Hurricane Katrina could adversely affect our operating results.

During the last week of August 2005, the Company’s business operations in Louisiana, Mississippi, and Alabama were adversely impacted by Hurricane Katrina. We describe the effect of Hurricane Katrina on our operations at Note 16 to our Consolidated Financial Statement. There were 36 company-operated restaurants which were temporarily closed as a result of Hurricane Katrina. At December 31, 2006, 21 of these restaurants had re-opened (1 of which had temporarily closed due to fire damage), 8 had been permanently closed, and 7 remained temporarily closed.

Our ability to re-open remaining restaurants impacted by Hurricane Katrina depends on a number of factors, including but not limited to: the restoration of local and regional infrastructure such as utilities, transportation and other public services; the displacement and return of the population in affected locations and the plans of governmental authorities for the rebuilding of affected areas; and the amounts and timing of payments under our insurance coverage. Our ability to collect our insurance coverage is subject to, among other things, our insurers not denying coverage of claims, timing matters related to the processing and payment of claims and the solvency of our insurance carriers. Factors which could limit our ability to recover total losses from insurance proceeds include: the percentage of losses ultimately attributable to wind versus flood perils, the business interruption recovery period deemed allowable under the term of our insurance policies, and our ability to limit ongoing costs such as facility rents, taxes, and utilities.

Further, there can be no assurance that sales levels at certain company-operated and franchised restaurants open in the region will continue at the heightened levels experienced since the storm.

If any member of our senior management left us, our operating results could be adversely affected, and we may not be able to attract and retain additional qualified management personnel.

We are dependent on the experience and industry knowledge of the members of our senior management team. If, for any reason, our senior executives do not continue to be active in management or if we are unable to retain qualified new members of senior management, our operating results could be adversely affected. We cannot guarantee that we will be able to attract and retain additional qualified senior executives as needed. We have employment agreements with certain executives; however, these agreements do not ensure their continued employment with us.

As we disclosed on March 2, 2007, Ken Keymer, our current Chief Executive Officer and President has resigned effective March 30, 2007. Our Board of Directors has appointed Fred Beilstein, former Chief Financial Officer of AFC Enterprises, as interim Chief Executive Officer effective March 30, 2007 and has engaged an executive search firm to work with us to find a new Chief Executive Officer. Turnover, particularly among senior management like our Chief Executive Officer, can create distractions as we search for replacement personnel, which could result in recruiting, relocation, training and other costs and can cause operational inefficiencies.

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

If our franchisees are unable or unwilling to open a sufficient number of restaurants, our growth strategy could be at risk.

As of December 31, 2006, we franchised 1,503 restaurants domestically and 319 restaurants in Puerto Rico, Guam and 24 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants. If our franchisees are unable to open a sufficient number of restaurants, our growth strategy could be significantly impaired.

Our ability to successfully open additional franchised restaurants will depend on various factors, including the availability of suitable sites, the negotiation of acceptable leases or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees, and general economic and business conditions. Many of the foregoing factors are beyond the control of our franchisees. Further, there can be no assurance that our franchisees will successfully develop or operate their restaurants in a manner consistent with our concepts and standards, or will have the business abilities or access to financial resources necessary to open the restaurants required by their agreements. Historically, there have been many instances in which Popeyes franchisees have not fulfilled their obligations under their development agreements to open new restaurants.

Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.

As of December 31, 2006, we had 319 franchised restaurants in Puerto Rico, Guam and 24 foreign countries. Business at these operations is conducted in the respective local currency. The amount owed us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. We expect that our franchise revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.

We have recently experienced a decline in the number of restaurants we have franchised in Korea.

We had 116 franchised restaurants in Korea as of December 31, 2006 as compared to 154 at December 25, 2005. The decline in the number of Korean restaurants was primarily due to weak financial and operating performance by our master franchisee in that country (our largest international franchisee). We agreed to abate the entire 3% royalty due to be paid to us by that franchisee for the last two quarters of 2005 and to abate one-third of the royalties to be paid to us during the first two quarters of 2006. We continue to work with that franchisee to address challenges facing its restaurants and those of sub-franchisees concerning sales growth and profitability, and to otherwise strengthen our franchise system in that country. There can be no assurance; however, that these efforts will be successful.

If we and our franchisees fail to purchase chicken at quantities specified in SMS’s poultry contracts, we may have to purchase the commitment short-fall and this could adversely affect our operating results.

In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for us and our Popeyes franchisees, SMS has entered into poultry supply contracts with various suppliers. These contracts establish pricing arrangements, as well as purchase commitments. AFC has agreed to indemnify SMS as it concerns any shortfall of annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. If we and our Popeyes franchisees fail to purchase fresh chicken at the commitment levels, and our suppliers are unable to mitigate damages, AFC may be required to purchase the commitment short-fall. This may result in losses as AFC would then need to find uses for the excess chicken purchases or to resell the excess purchases at spot market prices. This could adversely affect our operating results.

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

Factors that may cause our quarterly results or same-store sales to fluctuate include the following:

•	the opening of new restaurants by us or our franchisees;

•	the re-opening of restaurants temporarily closed due to Hurricane Katrina;

•	the closing of restaurants by us or our franchisees;

•	rising gasoline prices;

•	increases in labor costs;

•	increases in the cost of food products;

•	the ability of our franchisees to meet their future commitments under development agreements;

•	consumer concerns about food quality or food safety;

•	the level of competition from existing or new competitors in the QSR industry;

•	inclement weather patterns; and

•	economic conditions generally, and in each of the markets in which we, or our franchisees, are located.

Accordingly, results for any one-quarter are not indicative of the results to be expected for any other quarter or for the full year, and same-store sales for any future period may decrease.

We are subject to government regulation, and our failure to comply with existing regulations or increased regulations could adversely affect our business and operating results.

We are subject to numerous federal, state, local and foreign government laws and regulations, including those relating to:

•	the preparation and sale of food;

•	franchising;

•	building and zoning requirements;

•	environmental protection;

•	minimum wage, overtime and other labor requirements;

•	compliance with the Americans with Disabilities Act; and

•	working and safety conditions.

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

On April 30, 2003, we received an informal, nonpublic inquiry from the staff of the SEC requesting voluntary production of documents and other information. The requests, for documents and information, to which we have responded, relate primarily to our announcement on March 24, 2003 indicating we would restate our financial statements for fiscal year 2001 and the first three quarters of 2002. The staff has informed our counsel that the SEC issued an order authorizing a formal investigation with respect to these matters. We have cooperated with the SEC in these inquiries.

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

Because certain of our current or former properties were used as retail gas stations in the past, we may incur substantial liabilities for remediation of environmental contamination at our properties.

Certain of our currently or formerly owned and/or leased properties (including certain Church’s locations formerly owned) are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Certain of these properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current or former owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination, as well as any other environmental conditions at our properties that are unrelated to underground storage tanks. If we are found liable for the costs of remediation of contamination at any of these properties, our operating expenses would likely increase and our operating results would be materially adversely affected. We have obtained insurance coverage that we believe will be adequate to cover any potential environmental remediation liabilities. However, there can be no assurance that the actual costs of any potential remediation liabilities will not materially exceed the amount of our policy limits.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We either own, lease or sublease the land and buildings for our company-operated restaurants. In addition, we own, lease or sublease land and buildings, which we lease or sublease to our franchisees and third parties.

The following table sets forth the locations by state of our domestic company-operated restaurants as of December 31, 2006:

	Land and	Land and/or
	Buildings Owned	Buildings Leased	Total

Georgia	3	20	23
Louisiana	2	18	20
Tennessee	1	8	9
Mississippi	0	3	3
Arkansas	0	1	1

Total	6	50	56

At December 31, 2006, seven company-operated restaurants remained temporarily closed due to the adverse effects of Hurricane Katrina and one company-operated restaurant was temporarily closed due to fire damage. These temporarily closed restaurants are excluded from the above table. A second company-operated restaurant temporarily closed subsequent to December 31, 2006 due also to fire damage.

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

Within our franchise operations segment, our typical restaurant leases or subleases to franchisees are triple net to the franchisee, that require them to pay minimum rent (based upon prevailing market rental rates), real estate taxes, maintenance costs and insurance premiums, as well as percentage rents based on sales in excess of specified amounts. These leases have a term that usually coincides with the term of the underlying base lease for the location. These leases are typically cross-defaulted with the corresponding franchise agreement for that site. At December 31, 2006, we leased or subleased 71 restaurants to franchisees, of which 24 were owned by us.

At December 31, 2006, we leased approximately 30,000 square feet of office space in a facility located in Atlanta, Georgia that is the headquarters for the Company. This lease is subject to extensions through 2016.

We believe that our leased and owned facilities provide sufficient space to support our corporate and operational needs.

Item 3.	LEGAL PROCEEDINGS

We were previously involved in several lawsuits arising from our announcements on March 24, 2003 and April 22, 2003 indicating that we would restate certain previously issued financial statements, including a derivative lawsuit filed by plaintiffs claiming to be acting on behalf of AFC and certain Section 10(b) and Section 11 securities litigation. During the second quarter of 2005, we settled these lawsuits pursuant to joint settlement agreements (the “Joint Settlement Agreements”) and recognized $21.8 million of charges related to shareholder litigation, including $15.5 million associated with the joint settlement agreements.

On April 30, 2003, we received an informal, nonpublic inquiry from the staff of the SEC requesting voluntary production of documents and other information. The requests, for documents and information, to which we have responded, relate primarily to our announcement on March 24, 2003 indicating we would restate our financial statements for fiscal year 2001 and the first three quarters of 2002. The staff has informed our counsel that the SEC has issued an order authorizing a formal investigation with respect to these matters. We have cooperated with the SEC in these inquiries.

We are involved in legal matters against certain of our former insurers related to directors and officers liability insurance policies, constituting a gain contingency. We are unable to predict the outcome of these matters. If we were successful in these matters, a substantial portion of any recovery would be provided to (1) the counterparties to the above referenced Joint Settlement Agreements, and (2) our attorneys in these matters.

We are a defendant in various legal proceedings arising in the ordinary course of business, including claims resulting from “slip and fall” accidents, employment-related claims, claims from guests or employees alleging illness, injury or other food quality, health or operational concerns and claims related to franchise matters. We have established adequate reserves to provide for the defense and settlement of such matters, and we believe their ultimate resolution will not have a material adverse effect on our financial condition or our results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 4A.	EXECUTIVE OFFICERS

The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position

Kenneth L. Keymer	58	President and Chief Executive Officer
H. Melville Hope, III	45	Senior Vice President and Chief Financial Officer
James W. Lyons	52	Chief Operating Officer
Robert Calderin	49	Chief Marketing Officer
Harold M. Cohen	43	Senior Vice President, General Counsel and Corporate Secretary

Kenneth L. Keymer, age 58, has served as our Chief Executive Officer since September 2005 and as President of Popeyes® Chicken & Biscuits since June 2004. From January 2002 to May 2004, Mr. Keymer served as President and Co-chief Executive Officer and Member of the Board of Directors of Noodles  & Company, which is based in Boulder, Colorado. From August 1996 to January 2002, Mr. Keymer was President and Chief Operating Officer of Sonic Corporation, the largest publicly-held chain of drive-in restaurants in the U.S. While at Sonic, he led the management team, oversaw franchising operations, company operations, promotional and field marketing, as well as R&D, information technology, and construction, and served as a member of the Board of Directors.

On March 2, 2007, the Company announced the resignation of Mr. Keymer effective March 30, 2007. The Company’s Board of Directors has appointed Fred Beilstein, Former Chief Financial Officer of AFC Enterprises, as interim Chief Executive Officer effective March 30, 2007 and has engaged an executive search firm to work with the Company to find a new Chief Executive Officer.

H. Melville Hope, III, age 45, has served as our Chief Financial Officer since December 2005. From February 2004 until December 2005, Mr. Hope served as our Senior Vice President, Finance and Chief Accounting Officer. From April 2003 to February 2004, Mr. Hope was our Vice President of Finance. Prior to joining AFC, he was an independent consultant in Atlanta, Georgia from January 2003 to April 2003. From April 2002 to January 2003, Mr. Hope was Chief Financial Officer for First Cambridge HCI Acquisitions, LLC, a real estate investment firm, located in Birmingham, Alabama. From November 2001 to April 2002, Mr. Hope was a financial and business advisory consultant in Atlanta, Georgia. From July 1984 to July 2001, Mr. Hope was an accounting, auditing and business advisory professional for PricewaterhouseCoopers, LLP in Atlanta, Georgia, in Savannah, Georgia and in Houston, Texas where he was admitted to the partnership in 1998.

James W. Lyons, age 52, was appointed to the position of our Chief Operating Officer effective March 2, 2007. Prior to that, Mr. Lyons had served as our Chief Development Officer since July 2004. From June 2002 to April 2004, he was Vice President of Development for Domino’s Pizza in Ann Arbor, Michigan. Mr. Lyons was Executive Vice President of Franchising and Development for Denny’s Restaurants in Spartanburg, South Carolina from July 1997 to December 2001.

Robert Calderin, age 49, has served as our Chief Marketing Officer since January 2005. From September 2001 to December 2004, he was an owner of Novus Mentis, Inc. in Miami, Florida. Mr. Calderin was Vice President, U.S. Marketing for Burger King Corporation in Miami, Florida from February 1998 to September 2001.

Harold M. Cohen, age 43, has served as our Senior Vice President of Legal Affairs, Corporate Secretary and General Counsel since September 2005. Mr. Cohen has been General Counsel of Popeyes Chicken & Biscuits, a division of AFC Enterprises, Inc., since January 2005. He also has served as Vice President of AFC since July 2000. From April 2001 to December 2004, he served as Deputy General Counsel of AFC. From August 1995 to June 2000, he was Corporate Counsel for AFC.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Nasdaq Global Market under the symbol “AFCE.”

The following table sets forth the high and low per share sales prices of our common stock, by quarter, for fiscal years 2006 and 2005.

	2006		2005

(Dollars per share)	High	Low	High	Low

First Quarter	$16.89	$12.54	$26.99	$22.46
Second Quarter(1)	$15.15	$12.13	$28.82	$12.90
Third Quarter	$15.29	$12.11	$14.66	$10.95
Fourth Quarter	$18.04	$13.90	$16.45	$10.47

(1)	As described below under “Dividend Policy,” on May 11, 2005 our Board of Directors declared a special cash dividend of $12.00 per common share. Our common stock began trading ex-dividend on June 6, 2005.

Share Repurchases

During fiscal year 2006, we repurchased and retired 1,486,714 shares of our common stock for approximately $20.3 million under our share repurchase program, all of which were repurchased during the first three quarters of the year.

			Total Number of	Maximum Value of
			Shares Repurchased	Shares that May Yet
	Number of Shares	Average Price Paid	as Part of a Publicly	Be Repurchased
Period	Repurchased(1)(2)	Per Share	Announced Plan	Under the Plan(2)

Period 11 10/02/06 – 10/29/06	—	$—	—	$47,269,110
Period 12 10/30/06 – 11/26/06	—	$—	—	$47,269,110
Period 13 11/27/06 – 12/31/06	—	$—	—	$47,269,110

Total	—	$—	—	$47,269,110

(1)	As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s board of directors has approved a share repurchase program. See Note 12 to our Consolidated Financial Statements.

(2)	From January 1, 2007 through February 25, 2007 (the end of the Company’s second period for 2007), the Company repurchased and retired an additional 136,400 shares of common stock for approximately $2.4 million. As of February 25, 2007, the remaining value of shares that may be repurchased under the program was $44.8 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $7.3 million for the remainder of fiscal 2007.

Shareholders of Record

As of February 25, 2007, we had 105 shareholders of record of our common stock.

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

Stock Performance Graph

The following stock performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group index for the period from December 30, 2001 through December 31, 2006 and further assumes the reinvestment of all dividends.

Company Name/ Index	12/30/2001	12/29/2002	12/28/2003	12/26/2004	12/25/2005	12/31/2006
AFC Enterprises, Inc.	$100	$76	$70	$82	$101	$117
S&P 500 INDEX	$100	$76	$98	$110	$117	$134
Peer Group	$100	$91	$126	$167	$191	$239

Our Peer Group Index is now composed of the following quick service restaurant companies: CKE Restaurants, Inc., Jack In the Box, Inc., Papa Johns International Inc., Sonic Corp., Yum! Brands Inc., and Wendy’s International Inc.

Item 6.	SELECTED FINANCIAL DATA

The following data was derived from our Consolidated Financial Statements. Such data should be read in conjunction with our Consolidated Financial Statements and the notes thereto and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 of this Annual Report.

(Dollars in millions, except per share data)	2006	2005	2004	2003	2002

Summary of operations:
Revenues(1)
Sales by company-operated restaurants	$65.2	$60.3	$85.8	$85.4	$85.2
Franchise revenues(2)	82.6	77.5	72.8	70.8	67.1
Other revenues	5.2	5.6	5.3	5.3	6.6

Total revenues	$153.0	$143.4	$163.9	$161.5	$158.9
Operating profit (loss)(3)	$45.3	$(6.9)	$(19.4)	$(19.7)	$10.3
Income (loss) before discontinued operations and accounting change(4)	22.2	(8.4)	(14.3)	(14.5)	(6.4)
Net income (loss)(5)	22.4	149.6	24.6	(9.1)	(11.7)
Earnings per common share, basic:(6)
Income (loss) before discontinued operations and accounting change	$0.75	$(0.29)	$(0.51)	$(0.52)	$(0.21)
Net income (loss)	0.76	5.14	0.87	(0.33)	(0.39)
Earnings per common share, diluted:(6)
Income (loss) before discontinued operations and accounting change	$0.74	$(0.29)	$(0.51)	$(0.52)	$(0.21)
Net income (loss)	0.75	5.14	0.87	(0.33)	(0.39)
Year-end balance sheet data:
Total assets	$163.1	$212.7	$361.9	$359.5	$487.3
Total debt(7)	134.0	191.4	94.0	130.9	226.6
Total shareholders’ equity (deficit)(8)	(31.2)	(48.7)	140.9	108.8	109.8

(1)  Factors that impact the comparability of revenues for the years presented include:

(a)	The effects of restaurant openings, closings, unit conversions and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

(b)	During the third quarter of 2005, the company-operated restaurants in the City of New Orleans were adversely affected by Hurricane Katrina. There were 36 company-operated restaurants which were temporarily closed as a result of Hurricane Katrina. Additional information concerning the impact of these hurricane related restaurant closures on company-operated restaurant sales can be found under the title “Sales by Company-Operated Restaurants” in both the “Comparisons of Fiscal Years 2006 and 2005” and the “Comparison of Fiscal Years 2005 and 2004” sections in Item 7.

(c)	The Company’s fiscal year ends on the last Sunday in December. The 2006 fiscal year consisted of 53 weeks. The 2005, 2004, 2003 and 2002 fiscal years consisted of 52 weeks each. The 53rd week in 2006 increased sales by company-operated restaurants by approximately $1.2 million and increased franchise revenues by approximately $1.3 million.

(d)	On May 1, 2006, the Company completed an acquisition of 13 franchised restaurants from a Popeyes franchisee in the Memphis and Nashville, Tennessee markets. The results of operations of the acquired restaurants are included in the consolidated financial statements since that date. The acquired units increased 2006 revenues by approximately $10.0 million dollars (net of lost franchise revenues attributable to these restaurants). Additional information concerning this acquisition can be found at Note 25 to our Consolidated Financial Statements.

(e)	During 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”) and began consolidating three franchisees that qualify for consolidation under FIN 46R. These franchisees were not retroactively consolidated for years prior to 2004. Since adoption of FIN 46R, our relationship to each of the franchisees has substantially changed, as described in the section entitled “Principles of Consolidation” in Note 2 to our Consolidated Financial Statements, and they are no longer VIEs. During 2006, 2005 and 2004, the consolidation of these franchisees increased sales by company-operated restaurants by approximately $1.1 million, $2.7 million and $12.6 million, respectively.

(2)	Franchise revenues are principally composed of royalty payments from franchisees that are determined based upon franchisee sales. While franchisee sales are not recorded as revenues by the Company, management believes they are important in understanding the Company’s financial performance because these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. Total franchisee sales were $1.661 billion in 2006, $1.552 billion in 2005, $1.452 billion in 2004, $1.386 billion in 2003 and $1.335 billion in 2002.

(3)	Additional factors that impact the comparability of operating profit (loss) for the years presented include:

(a)	During 2005, general and administrative expenses included approximately $8.3 million relating to corporate restructuring charges as well as stay bonuses and severance costs paid to the Company’s former Chief Executive Officer, former Chief Financial Officer and former General Counsel. During 2004, general and administrative expenses included approximately $10.8 million relating to corporate severances, initial costs for Sarbanes-Oxley controls documentation and compliance, implementation of a new information technology system and legal and other costs associated with the settlement of certain franchisee disputes. During 2003, general and administrative expenses included approximately $5.0 million relating to employee severance costs and consultant fees for a productivity initiative.

(b)	During 2006, 2005, 2004 and 2003, our expenses (income) associated with shareholder and other litigation and a special investigation by our Audit Committee were approximately $(0.3) million, $21.8 million, $3.8 million, and $1.4 million, respectively. The substantially higher costs in 2005 relate to the settlement of certain shareholder litigation.

(c)	During 2006, 2005, 2004, 2003, and 2002, asset write-downs were approximately $0.1 million, $5.8 million, $4.8 million, $15.0 million, and $3.8 million, respectively. Of the 2005 impairments, $4.1 million were due to the adverse effects of Hurricane Katrina, $0.6 million of which were subsequently reversed due to adjustments to damage estimates in 2006. Of the 2003 impairments, $7.0 million of charges related to the write-down of assets under contractual arrangements and $4.9 million related to the closing of 18 company-operated restaurants.

(d)	During 2006 and 2005, we incurred approximately $1.7 and $3.1 million, respectively, of hurricane-related costs (other than impairments of long-lived assets) associated with Hurricane Katrina. During 2006 and 2005, the Company also accrued insurance proceeds of approximately $1.0 and $5.6 million, respectively, for property damage (see item (c) above) and business interruption losses.

(e)	During 2004, we incurred approximately $9.0 million of net costs associated with the termination of the lease for our AFC corporate headquarters.

(f)	During 2003, we incurred approximately $12.6 million of costs associated with the re-audit and restatement of previously issued financial statements.

(g)	Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. For further discussion regarding SFAS 123R see the section entitled “Stock-Based Employee Compensation” in Note 2 to our Consolidated Financial Statements. The Company

recorded $3.4 million, $2.9 million, $0.4 million, $0.2 million and $0.3 million in total stock compensation expense during 2006, 2005, 2004, 2003 and 2002, respectively.

(4)	During 2006, 2005, 2004, 2003 and 2002, loss before discontinued operations and accounting change includes “interest expense, net” of approximately $11.1 million, $6.8 million, $5.5 million, $5.3 million, and $21.1 million, respectively. Interest expense was substantially higher in 2002 due to substantially higher debt balances and substantially higher interests rates associated with such debt.

(5)	Net income (loss) includes discontinued operations which provided income (loss) of $0.2 million in 2006, $158.0 million in 2005, $39.1 million in 2004, $5.6 million in 2003, and $(5.3) million in 2002. Discontinued operations, in 2005, represent a $158.0 million gain on sale of Church’s, net of income taxes.

(6)	Weighted average common shares for the computation of basic earnings per common share were 29.5 million, 29.1 million, 28.1 million, 27.8 million, and 30.0 million for 2006, 2005, 2004, 2003, and 2002, respectively. Weighted average common shares for the computation of diluted earnings per common share were 29.8 million, 29.1 million, 28.1 million, 27.8 million, and 30.0 million for 2006, 2005, 2004, 2003, and 2002, respectively. For all five years presented, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “loss before discontinued operations and accounting change.”

(7)	Total debt includes the long-term and current portions of our debt facilities, capital lease obligations, outstanding lines of credit, and other borrowings associated with both continuing and discontinued operations.

(8)	During 2006, we repurchased approximately 1.5 million shares of our common stock for approximately $20.3 million. During 2005, we repurchased approximately 1.5 million shares of our common stock for approximately $19.5 million and we paid a special cash dividend of approximately $352.9 million. During 2002, we repurchased approximately 3.7 million shares of our common stock for approximately $77.9 million.

Summary of System-Wide Data

The following table presents financial and operating data for the Popeyes restaurants we operate and those that we franchise. The data presented is unaudited. Data for franchised restaurants is derived from information provided by our franchisees. We present this data because it includes important operational measures relevant to the QSR industry.

	2006	2005	2004	2003	2002

Global system-wide sales growth(1)	7.0%	4.8%	4.5%	3.6%	7.3%
Domestic same-store sales growth (decline) for company-operated restaurants(2)	9.0%	6.5%	0.9%	(2.4)%	1.1%
Domestic same-store sales growth (decline) for franchised restaurants(2)	1.3%	3.2%	1.4%	(2.7)%	0.6%
Total domestic same-store sales growth (decline) for company-operated and franchised restaurants	1.6%	3.3%	1.3%	(2.6)%	0.7%
International same-store sales growth (decline) for franchised restaurants(2)	(3.2)%	(4.2)%	(6.0)%	(10.0)%	(5.4)%
Company-operated restaurants (all domestic)
Restaurants at beginning of year	32	56	80	96	96
New restaurant openings	3	1	—	1	2
Unit conversions, net(3)	12	2	(19)	—	1
Permanent closings	(3)	(7)	(4)	(18)	(2)
Temporary (closings)/ re-openings, net(4)	12	(20)	(1)	1	(1)

Restaurants at end of year	56	32	56	80	96

Franchised restaurants (domestic and international)
Restaurants at beginning of year	1,796	1,769	1,726	1,616	1,524
New restaurant openings	139	122	109	176	167
Unit conversions, net(3)	(12)	(2)	19	—	(1)
Permanent closings	(93)	(95)	(77)	(68)	(76)
Temporary (closings)/ re-openings, net(4)	(8)	2	(8)	2	2

Restaurants at end of year	1,822	1,796	1,769	1,726	1,616

Total system restaurants	1,878	1,828	1,825	1,806	1,712
New franchised restaurant openings
Domestic	97	71	57	87	87
International	42	51	52	89	80

Total new franchised restaurant openings	139	122	109	176	167

Franchised restaurants (end of year)
Domestic	1,503	1,451	1,416	1,367	1,298
International	319	345	353	359	318

Restaurants at end of year	1,822	1,796	1,769	1,726	1,616

(1)	Fiscal year 2006 consisted of 53 weeks. Fiscal years 2005, 2004, 2003 and 2002 each consisted of 52 weeks. The 53rd week in 2006 contributed approximately 1.8% to global system-wide sales growth.
(2)	New restaurants are included in the computation of same-store sales after they have been open 15 months. Unit conversions are included immediately upon conversion.
(3)	Unit conversions include the sale or purchase of company-operated restaurants to/from a franchisee.
(4)	Temporary closings are presented net of re-openings. Most temporary closings arise due to the re-imaging or the rebuilding of older restaurants. In 2005, there were significant temporary closings related to Hurricane Katrina. See Note 16 to our Consolidated Financial Statements for a discussion of the financial and operational impact of Hurricane Katrina. Re-openings of temporarily closed restaurants also include stores shown as re-opened and then transferred to the permanent closure category for purposes of the unit rollforward.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Nature of Business

AFC develops, operates, and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits (“Popeyes”) in 44 states, the District of Columbia, Puerto Rico, Guam, and 24 foreign countries. Popeyes has two reportable business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 24 to our Consolidated Financial Statements.

Historically, AFC also developed, operated and franchised quick-service restaurants and bakeries under the trade names Church’s Chicken® (“Church’s”) (sold December 28, 2004), Cinnabon® (“Cinnabon”) (sold November 4, 2004) and Seattle’s Best Coffee® (“Seattle Coffee”) (sold July 14, 2003). For a discussion of these divestitures, see Note 22 to our Consolidated Financial Statements. In our Consolidated Financial Statements, financial results relating to these divested operations are presented as discontinued operations. Unless otherwise noted, discussions and amounts throughout this Annual Report relate to our continuing operations.

Management Overview of 2006 Operating Results

During 2006, our accomplishments include the following. We:

•	reported diluted earnings per share of $0.75,

•	increased system-wide sales by 7.0%,

•	increased domestic same-store sales by 1.6%,

•	increased our global restaurant system by 50 restaurants,

•	repurchased approximately 1.5 million shares of our common stock,

•	paid down $59.5 million of our 2005 Credit Facility,

•	completed the acquisition of 13 previously franchised restaurants, and

•	improved annualized average unit sales for new free-standing restaurants in our domestic system to approximately $1.3 million.

2006 Same-Store Sales

During 2006, total domestic same-store sales increased 1.6%. By business segment, domestic same-store sales improved 1.3% for our domestic franchised restaurants and 9.0% for our company-operated restaurants.

Our total domestic same-store sales growth, while positive for fiscal year 2006, declined during the latter part of the third quarter and during the fourth quarter due primarily to the continuing effect of economic concerns related to the discretionary income of our consumers and the impact of rolling over strong comparable sales in markets affected by Hurricanes Katrina and Rita in 2005. During 2005, the hurricanes displaced residents from the costal region into surrounding markets in Louisiana, Texas and Mississippi. As a result, these surrounding markets, which represent approximately 20% of our total domestic system, realized strong same-store sales growth during the latter part of the third quarter and throughout the fourth quarter of 2005. Additionally, restaurants forced to close due to the hurricanes realized extraordinarily high sales performance upon re-opening as workers and residents returned.

The total same-store sales growth of 9% for our company-operated business segment was driven principally by our New Orleans market, which comprised over 35% of our company-operated restaurants as of December 31, 2006. Our company-operated restaurants benefited during the first three quarters of 2006 from the return of residents, influx of consumers engaged in rebuilding New Orleans and reduced QSR competition in that market following Hurricane Katrina in August of 2005. Restaurants that re-opened continued to experience elevated sales levels during the first three quarters of 2006 as compared to the comparable periods of 2005. However, our company-operated restaurants realized negative same-store sales growth in the fourth quarter of 2006 due to the impact of rolling over the extraordinarily high sales performance in the New Orleans market for stores re-opened during 2005, as compared to the somewhat normalized sales levels during the comparable periods of 2006.

Within our international operations, our same-store sales decreased by 3.2% during fiscal 2006. However, international same-store sales performance demonstrated improvement during the latter part of 2006 as strong performance in Latin America and the Middle East helped offset negative performance in Korea and on U.S. military bases abroad. Although remaining negative, Korea has shown steady progress as operational initiatives focused on improving customer experience gain traction.

2006 Unit Growth

During 2006, our global restaurant system grew by 50 restaurants. We opened 139 new franchised restaurants and 3 new company-operated restaurants. These openings during 2006 were offset by 96 permanent closures (including the closing of 45 franchised restaurants within Korea). In addition, our year end restaurant count includes 4 re-opened restaurants (net of temporary closures) which had been temporarily closed at the end of 2005.

As it concerns our expected financial and operating results for 2007, see the discussion under the heading “Operating and Financial Outlook for 2007” later in this Item 7.

Factors Affecting Comparability of Consolidated Results of Operations: 2006, 2005, and 2004

For 2006, 2005 and 2004, the following items and events affect comparability of reported operating results:

•	The effects of restaurant openings, closings, unit conversions and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

•	During the third quarter of 2005, the company-operated restaurants in the New Orleans market were adversely affected by Hurricane Katrina. There were 36 company-operated restaurants which were at least temporarily closed as a result of Hurricane Katrina. Additional information concerning the impact of these hurricane related restaurant closures on company-operated restaurant sales can be found under the title “Sales by Company-Operated Restaurants” in both the “Comparisons of Fiscal Years 2006 and 2005” and the “Comparison of Fiscal Years 2005 and 2004” sections in this Item 7.

•	The Company’s fiscal year ends on the last Sunday in December. The 2006 fiscal year consisted of 53 weeks. The 2005 and 2004, fiscal years consisted of 52 weeks each. The 53rd week in 2006 increased sales by company-operated restaurants by approximately $1.2 million and increased franchise revenues by approximately $1.3 million.

•	On May 1, 2006, \the Company completed the acquisition of 13 franchised restaurants from a Popeyes franchisee in the Memphis and Nashville, Tennessee markets. The results of operations of the acquired restaurants are included in the consolidated financial statements since that date. The acquired units increased 2006 revenues by approximately $10.0 million dollars (net of lost franchise revenues). Additional information concerning this acquisition can be found at Note 25 to our Consolidated Financial statements.

•	During 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”) and began consolidating three franchisees that qualify for consolidation under FIN 46R as variable interest entities (“VIEs”). These franchisees were not retroactively consolidated for years prior to 2004. Since adoption of FIN 46R, our relationship to each of the franchisees has substantially changed, as described in the section entitled “Principles of Consolidation” in Note 2 to our

Consolidated Financial Statements, and they are no longer VIEs. During 2006, 2005 and 2004, the consolidation of these franchisees increased sales by company-operated restaurants by approximately $1.1 million, $2.7 million and $12.6 million, respectively.

•	During 2005, general and administrative expenses include approximately $8.3 million relating to corporate restructuring charges as well as stay bonuses and severance costs paid to the Company’s former Chief Executive Officer, former Chief Financial Officer and former General Counsel. During 2004, general and administrative expenses included approximately $10.8 million relating to corporate severances, initial costs for Sarbanes-Oxley controls documentation and compliance, implementation of a new information technology system and legal and other costs associated with the settlement of certain franchisee disputes.

•	During 2006, 2005, and 2004, our costs (income) associated with shareholder and other litigation and a special investigation by our Audit Committee were approximately $(0.3) million, $21.8 million, and $3.8 million, respectively. The substantially higher costs in 2005 relate to the settlement of certain shareholder litigation.

•	During 2006, 2005, and 2004, asset write-downs were approximately $0.1 million, $5.8 million, and $4.8 million, respectively. Of the 2005 impairments, $4.1 million were due to the adverse effects of Hurricane Katrina, $0.6 million of which were subsequently reversed due to adjustments to damage estimates in 2006.

•	During 2006 and 2005, we incurred approximately $1.7 and $3.1 million, respectively, of hurricane-related costs (other than impairments of long-lived assets) associated with Hurricane Katrina. During 2006 and 2005, the Company also accrued insurance proceeds of approximately $1.0 and $5.6 million, respectively, for property damage and business interruption losses.

•	During 2004, we incurred $9.0 million of net costs associated with the termination of the lease for our AFC corporate headquarters.

•	Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. For further discussion regarding SFAS 123R see the section entitled “Stock-Based Employee Compensation” in Note 2 to our Consolidated Financial Statements. The Company recorded $3.4 million, $2.9 million and $0.4 million in total stock compensation expense during 2006, 2005, and 2004, respectively.

•	During 2006, 2005, and 2004, loss before discontinued operations and accounting change includes “interest expense, net” of approximately $11.1 million, $6.8 million, and $5.5 million, respectively.

•	Discontinued operations, net of income taxes, provided income of $0.2 million in 2006, $158.0 million in 2005, and $39.1 million in 2004. Discontinued operations, in 2005, consist of a $158.0 million gain on sale of Church’s.

The following table presents selected revenues and expenses as a percentage of total revenues (or, in certain circumstances, as a percentage of a corresponding revenue line item).

	2006	2005	2004

Revenues:
Sales by company-operated restaurants	43%	42%	52%
Franchise revenues	54%	54%	45%
Other revenues	3%	4%	3%

Total revenues	100%	100%	100%
Expenses:
Restaurant employee, occupancy and other expenses(1)	52%	51%	53%
Restaurant food, beverages and packaging(1)	33%	34%	34%
General and administrative expenses	31%	48%	50%
Depreciation and amortization	4%	5%	6%
Other expenses (income), net	(1)%	16%	10%

Total expenses	70%	105%	112%
Operating profit (loss)	30%	(5)%	(12)%
Interest expense, net	8%	5%	3%

Income (loss) before income taxes, minority interest, discontinued operations and accounting change	22%	(10)%	(15)%
Income tax expense (benefit)	7%	(4)%	(6)%
Minority Interest	—	—	—

Income(loss) before discontinued operations and accounting change	15%	(6)%	(9)%
Discontinued operations, net of income taxes	—	110%	24%
Cumulative effect of accounting change, net of income taxes	—	—	—

Net income	15%	104%	15%

(1)	Expressed as a percentage of sales by company-operated restaurants.

Comparisons of Fiscal Years 2006 and 2005

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $65.2 million in 2006, a $4.9 million increase from 2005. The increase was primarily due to:

•	$10.5 million increase due to the acquisition of 13 restaurants in the Memphis and Nashville, Tennessee markets which were previously owned by a franchisee, and

•	$5.3 million increase due to same-store sales growth in fiscal 2006 as compared to fiscal 2005, and

•	$1.2 million increase attributable to a 53rd week in fiscal 2006 (Fiscal 2005 was composed of 52 weeks),

partially offset by:

•	$9.9 million decrease due to the timing of permanent and temporary restaurant closures and related re-openings resulting from Hurricane Katrina, and

•	$1.6 million decrease due to the termination of a VIE relationship in the second quarter of 2006 that was previously consolidated during fiscal 2005, and

•	$1.0 million decrease due to the temporary closure of a restaurant which suffered fire damage during fiscal 2006.

The remaining fluctuation was due to various factors, including restaurant openings, restaurant transfers, and the timing and duration of temporary restaurant closings, in both 2006 and 2005.

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

Franchise revenues were $82.6 million in 2006, a $5.1 million increase from 2005. Of this increase, approximately $4.2 million was due to an increase in domestic franchise revenues and approximately $0.9 million was due to an increase in international franchise revenues.

The $4.2 million increase in domestic franchise revenue was primarily due to: (1) a $3.1 million increase in royalties and fees due principally to a net increase of 52 domestic restaurants from December 25, 2005 to December 31, 2006 and a 1.3% increase in same-store sales, and (2) an increase of approximately $1.2 million in royalties associated with the 53rd week in fiscal year 2006. Fiscal year 2005 consisted of 52 weeks.

The $0.9 million increase in international revenue was primarily due to:

•	the resumption of the 3% royalty from our Korean master franchisee (the entire 3% royalty due during the last two quarters of 2005 and one-third of the royalties due during the first two quarters of 2006 were abated as temporary royalty relief), and

•	increases in royalties and development fees from net openings within our system,

partially offset by:

•	negative same-store sales decrease of 3.2%, and

•	the closure of poor performing restaurants, primarily in Korea, where 45 restaurants closed during 2006.

Other Revenues

Other revenues were $5.2 million in 2006, a $0.4 million decrease from 2005, primarily as a result of a reduction in the number of leased or subleased properties.

Restaurant Employee, Occupancy and Other Expenses

Restaurant employee, occupancy and other expenses were $33.7 million in 2006, a $3.2 million increase from 2005. The increase was principally attributable to the increase in sales from company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 52% and 51% of sales from company-operated restaurants in 2006 and 2005, respectively.

Restaurant Food, Beverages and Packaging

Restaurant food, beverages and packaging expenses were $21.3 million in 2006, a $0.7 million increase from 2005. The increase was principally attributable to the increase in sales from company-operated restaurants (discussed above). Restaurant food, beverages and packaging expenses were approximately 33% and 34% of sales from company-operated restaurants in 2006 and 2005, respectively.

General and Administrative Expenses

General and administrative expenses were $48.1 million in 2006, a $20.6 million decrease from 2005. The decrease was primarily due to:

•	$12.8 million of lower personnel and other costs resulting primarily from the transition of our corporate operations, and severances and stay bonuses paid to certain executives during 2005,

•	$5.8 million of lower professional fees (primarily legal, consulting and auditing),

•	$3.2 million of lower outsourcing and contractor costs for information technology and accounting support services, and

•	$0.4 million of lower bank service fees,

partially offset by:

•	$0.7 million of higher marketing and advertising expense, and

•	$0.3 million of registration costs associated with a shareholder’s sale of our common stock.

General and administrative expenses were approximately 31% of total revenues in 2006, compared to approximately 48% in 2005.

Depreciation and Amortization

Depreciation and amortization was $6.4 million in 2006, a $0.9 million decrease from 2005. The decrease was primarily due to the accelerated depreciation during 2005 associated with the closing of the corporate center. Depreciation and amortization was approximately 4% of total revenues in 2006, compared to 5% in 2005.

Other Expenses (Income), Net

Other expenses (income), net includes (1) costs associated with certain shareholder litigation discussed in Note 15 to our Consolidated Financial Statements; (2) asset write-downs; (3) hurricane-related costs (other than impairments); (4) estimated insurance proceeds for hurricane-related damages; (5) costs associated with restaurant closures and refurbishments; and (6) gains and losses on the sale of assets.

These aggregated to $1.8 million in income in 2006 compared to $23.2 million of expense in 2005. The decrease in expense was primarily due to:

•	$22.1 million of net lower shareholder litigation costs associated with the settlement of outstanding legal actions,

•	$5.7 million of lower charges for asset write-downs ($4.7 of which related to hurricane damage), and

•	$1.4 million of lower (non-impairment related) hurricane costs, and

•	$0.9 million of higher net gains on sale of assets,

partially offset by:

•	$4.6 million reduction in income from estimates for insurance proceeds associated with asset impairments and other claims arising from hurricane damage, and

•	$0.5 million of higher costs associated with restaurant closures and refurbishments.

See Note 17 to our Consolidated Financial Statements for a description of other expenses (income), net for 2006, 2005 and 2004.

Operating Profit (Loss)

On a consolidated basis, operating profits were $45.3 million in 2006, a $52.2 million improvement when compared to 2005. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

				As a
(Dollars in millions)	2006	2005	Fluctuation	Percent

Franchise operations	$44.6	$42.4	$2.2	5.2%
Company-operated restaurants	1.4	(1.8)	3.2	n/a
Corporate	(0.7)	(47.5)	46.8	n/a

Total	$45.3	$(6.9)	$52.2	n/a

Our franchise operations include an allocation of direct and indirect overhead charges incurred by our corporate operations of $29.6 million in 2006, and $24.9 million in 2005. Our company-operated restaurants include an allocation of direct and indirect overhead charges incurred by our corporate operations of $3.8 million in 2006, and $2.8 million in 2005.

The $2.2 million favorable fluctuation in operating profit associated with our franchise operations was principally due to higher franchise revenues partially offset by higher corporate allocations primarily for field training activities, marketing activities and IT related costs.

The $3.2 million favorable fluctuation in operating profit (loss) associated with our company-operated restaurants was principally due to (1) more company-operated restaurants (both related to re-openings in New Orleans and the acquisition of 13 restaurants in the Memphis and Nashville markets from a franchisee) contributing to our net operating performance, (2) a reduction in damages and costs from Hurricane Katrina in excess of accrued insurance proceeds as compared to fiscal 2005 and (3) gain on sale of assets; partially offset by (4) higher depreciation and amortization, insurance and other costs.

The $46.8 million favorable fluctuation in operating profit (loss) associated with our corporate headquarters was principally due to substantially lower general and administrative expenses and lower shareholder litigation and other costs as compared to fiscal 2005.

Interest Expense, Net

Interest expense, net was $11.1 million in 2006, a $4.3 million increase from 2005. The increase was primarily due to:

•	$4.0 million of lower interest income in 2006 as compared to 2005, and

•	$1.9 million of higher interest on debt, due primarily to higher average outstanding debt balances for the year and higher average interest rates,

partially offset by:

•	$1.4 million of lower amortization and write-offs of debt issuance costs, and

•	$0.2 million of lower other debt related charges.

Income Tax Expense

In 2006, we had an income tax expense associated with our continuing operations of $12.0 million compared to a benefit of $5.3 million in 2005. Our effective tax rate for 2006 was 35.1% compared to 38.7% for 2005 (see a reconciliation of these effective rates in Note 19 to our Consolidated Financial Statements). Our effective tax rate decreased in 2006 compared to 2005 primarily due to provision to return adjustments, partially offset by adjustments to prior year tax accruals, increases in state income taxes and the effects of tax free interest income.

Discontinued Operations, Net of Income Taxes

Discontinued operations, net of income taxes provided $0.2 million of income in 2006, compared to income of $158.0 million in 2005.

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

Within the international portion of our franchise operations, we experienced a $0.4 million decline in royalties, driven principally by declines in revenues from our Korean franchise operations. This is due to the net closure of 32 franchised restaurants in that country and temporary royalty relief provided our Korean master franchisee, partially offset by growth in the number of franchised restaurants elsewhere in our international system. We agreed to abate the entire 3% royalty due to be paid to us by the Korean master franchisee for the last two quarters of 2005 and to abate one-third of the royalties to be paid to us during the first two quarters of 2006.

Other Revenues

Other revenues were $5.6 million in 2005, a $0.3 million increase from 2004. The increase is principally due to an increase in rental revenues associated with an increase in the number of restaurants leased to franchisees as a result of unit conversions in 2004.

Restaurant Employee, Occupancy and Other Expenses

Restaurant employee, occupancy and other expenses were $30.5 million in 2005, a $14.8 million decrease from 2004. The decrease was principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 51% and 53% of sales from company-operated restaurants in 2005 and 2004, respectively.

Restaurant Food, Beverages and Packaging

Restaurant food, beverages and packaging expenses were $20.6 million in 2005, an $8.2 million decrease from 2004. The decrease was principally attributable to the decrease in sales from company-operated restaurants (discussed above). Restaurant food, beverages and packaging expenses were approximately 34% of sales from company-operated restaurants in both 2005 and 2004.

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

Other Expenses (Income), Net

Other expenses (income), net includes (1) costs associated with certain shareholder litigation discussed in Note 15 to our Consolidated Financial Statements; (2) asset write-downs; (3) hurricane-related costs (other than impairments); (4) estimated insurance proceeds for hurricane-related damages; (5) costs associated with restaurant closures and refurbishments; (6) gains and losses on the sale of assets; and (7) costs associated with the termination of our corporate lease. These aggregated to $23.2 million in 2005, a $6.1 million increase from 2004. The increase was primarily due to:

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

See Note 17 to our Consolidated Financial Statements for a description of other expenses (income), net for 2006, 2005 and 2004.

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

Based upon our current level of operations, our existing cash reserves ($6.7 million available as of December 31, 2006), and available borrowings under our 2005 Credit Facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures for 2007.

Our strong financial position allows us to pursue our growth strategies. Our priorities in the use of available cash are:

•	reinvestment in our core business activities,

•	repurchase of shares, and

•	pay down of indebtedness.

Our investment in core business activities includes the re-imaging of our company-operated restaurants, building of new company-operated restaurants, strategic acquisitions of franchised restaurants, marketing initiatives, and franchisee support systems.

In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year the Company is subject to mandatory prepayments (25% or 50% of consolidated excess cash flows as applicable) in those situations when consolidated excess cash flows for the year and total leverage ratio, as defined in the 2005 Credit Facility, exceed specified amounts. During 2006, we paid principal in the amount of $59.5 million, including $57.5 million of voluntary prepayments. Due to the amount of principal paid during the year, the Company has no mandatory payment due on behalf of fiscal 2006 under the terms of the 2005 Credit Facility.

During fiscal year 2006, the Company repurchased and retired approximately 1.5 million shares of common stock for approximately $20.3 million. From January 1, 2007 through February 25, 2007 (the end of the Company’s second period for 2007), the Company repurchased and retired an additional 136,400 shares of common stock for approximately $2.4 million. As of February 25, 2007, the remaining value of shares that may be repurchased under the Company’s share repurchase program was $44.8 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $7.3 million for the remainder of fiscal 2007.

Operating and Financial Outlook for 2007

Fiscal 2007 will consist of 52 weeks as compared to 53 weeks in 2006. For 2007, we estimate full-year total domestic same-store sales growth (blended growth including both company-operated and franchised restaurants) to be between 1.5% to 2.5%. In the first quarter, same-store sales growth is expected to be negative and is expected to strengthen throughout the year, as the rollover effect of hurricane markets diminishes and the Company’s new products, operational improvement efforts and promotional strategies continue to gain traction.

During 2007, we expect 165 to 175 new restaurant openings, including 4 to 6 new company-operated restaurants. We estimate that approximately 60% of these openings will be in our domestic system. During 2007, we also expect 70 to 80 permanent restaurant closings, including 30 to 40 closures in Korea.

There were 36 company-operated restaurants which were temporarily closed as a result of Hurricane Katrina. At December 31, 2006, 21 of these restaurants had re-opened (1 of which had temporarily closed due to fire damage), 8 had been permanently closed and 7 remained temporarily closed. The Company expects to re-open 2 to 3 additional restaurants in 2007. The remaining company-operated restaurants will be evaluated to determine which restaurants will be re-opened at their current site, relocated, or permanently closed. That evaluation will be significantly influenced by governmental plans for revitalization and re-settlement of New Orleans, which will become clearer over time.

We had 116 franchised restaurants in Korea as of December 31, 2006 as compared to 154 at December 25, 2005. The decline in the number of Korean restaurants was primarily due to weak financial and operating performance by our master franchisee in that country. We continue to work with that franchisee to address challenges facing its restaurants and those of sub-franchisees concerning sales growth and profitability, and to otherwise strengthen our franchise system in that country. We expect in 2007 to see moderating comparable sales and restaurant closing trends as well as a resumption of new unit openings.

The Company’s general and administrative expenses in fiscal 2007 are expected to be in the range of $48 to $50 million (approximately 2.7% of estimated system-wide sales), an increase over fiscal 2006 due to additional strategic investments in marketing for national cable advertising, and additional field support to be used for accelerating domestic restaurant development, and improving operations and training.

Under the heading “Overall Business Strategy” in Item 1 of this Annual Report, we discuss our key operational strategies for fiscal year 2007.

Under the heading “Risks Factors” in Item 1A of this Annual Report, we discuss various factors that could adversely impact us and hinder our ability to achieve our projected results, including general economic factors and competition from the dominant brands in the QSR industry.

Contractual Obligations

The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 31, 2006:

						There-
(in millions)	2007	2008	2009	2010	2011	after	Total

Long-term debt, excluding capital leases(1)	$1.1	$1.4	$1.5	$32.5	$94.3	$2.4	$133.2
Interest on long-term debt, excluding capital leases(1)	6.7	8.9	9.7	9.6	3.5	1.1	39.5
Leases(2)	6.8	6.6	5.9	5.2	4.8	81.1	110.4
Copeland formula agreement(3)	3.1	3.1	3.1	3.1	3.1	52.2	67.7
Information technology outsourcing — IBM(3)	1.8	1.8	—	—	—	—	3.6
King Features agreements(3)	1.0	1.0	1.0	0.5	—	—	3.5

Total	$20.5	$22.8	$21.2	$50.9	$105.7	$136.8	$357.9

(1)	For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 31, 2006. See Note 9 to our Consolidated Financial Statements for information concerning the terms of our 2005 Credit Facility and the 2005 interest rate swap agreements.

(2)	Of the $110.4 million of minimum lease payments, $108.8 million of those payments relate to operating leases and the remaining $1.6 million of payments relate to capital leases. See Note 10 to our Consolidated Financial Statements.

(3)	See Note 15 to our Consolidated Financial Statements.

Share Repurchase Program

Share Repurchase Program.  Effective July 22, 2002, as amended on October 7, 2002, re-affirmed on May 27, 2005, and expanded on February 17, 2006 and June 27, 2006, the Company’s board of directors approved a share repurchase program of up to $165.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During 2006 and 2005, the Company repurchased and retired 1,486,714 and 1,542,872 shares of common stock for approximately $20.3 million and $19.5 million, respectively, under this program.

From January 1, 2007 through February 25, 2007 (the end of the Company’s second period for 2007), the Company repurchased and retired an additional 136,400 shares of common stock for approximately $2.4 million. As of February 25, 2007, the maximum value of shares that may yet be repurchased under the program was $44.8 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $7.3 million for the remainder of fiscal 2007.

Capital Expenditures

Our capital expenditures consist of re-imaging activities associated with company-operated restaurants, new restaurant construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, investments in information technology, accounting systems and improvements at our corporate offices. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per restaurant basis typically cost between $70,000 and $160,000. Capital expenditures associated with new restaurant construction and rebuilding activities, typically cost, on a per restaurant basis, between $0.7 million and $1.0 million.

During 2006, we invested $7.0 million in various capital projects, including $2.6 million in repairs and replacement of equipment associated with hurricane-damaged restaurants, $1.6 million in new restaurant locations, $0.5 million in our re-imaging program, $1.7 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, and $0.6 million for information technology systems.

During 2005, we invested $4.2 million in various capital projects, including $0.6 million in repairs and replacement of equipment associated with hurricane-damaged restaurants, $1.9 million in new restaurant locations, $0.4 million in Popeyes corporate office renovations, $0.7 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $0.2 million for information technology systems, and $0.4 million to complete other projects.

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

With respect to the rebuilding and refurbishment of hurricane-damaged restaurants, we expect capital expenditures of $1.0 to $1.5 million during 2007. We anticipate the building of 4 to 6 new company-operated restaurants during 2007, with associated capital expenditures of $4.0 to $6.0 million. As to all other capital expenditures during 2007 (for re-imagings, equipment upgrades, and information technology system upgrades), we expect such costs to range from $3.0 to $4.0 million.

Acquisition of Previously Franchised Restaurants

On May 1, 2006, we completed an acquisition of 13 previously franchised restaurants from a Popeyes franchisee in the Memphis and Nashville, Tennessee markets. The total consideration was $15.8 million consisting of (1) $9.3 million in cash, (2) $3.3 million of assumed long-term debt obligations, (3) $2.9 million in above market rent obligations, and (4) $0.3 million in legal and professional fees associated with the transaction. The acquired units provide regional diversity and additional company-operated test markets for our new menu items, promotional concepts and new restaurant designs for the benefit of the entire Popeyes system. The acquisition also provides a new market for growth of company-operated restaurants.

Effects of Hurricane Katrina and Insurance Proceeds

We maintain insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, loss of product, and business interruption. Our insurance policy covering the hurricane damage entitles us to receive reimbursement for approximate replacement value for the damaged real and personal property as well as certain business interruption losses, net of applicable deductibles and subject to insurable limits. The insurance coverage is limited to $25.0 million, with a $10.0 million flood sub limit.

We have recorded a receivable for insurance recoveries to the extent losses have been incurred, and the realization of a related insurance claim, net of applicable deductibles, is probable. As of December 31, 2006, the Company has recognized insurance recovery receivables for $3.5 million in net book value write-downs for real property and equipment damages, $2.4 million of business interruption losses and other costs, and $0.3 million of lost inventory. The Company’s insurance carriers have advanced $5.0 million against these and other claims made by the Company. The Company believes its estimated recoverable losses under the terms of its insurance policies will exceed the net book value of damaged assets and will exceed the insurance proceeds received to date. We are engaged in discussion with our insurance carriers and are unable to estimate the full amount of recovery.

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

The estimated minimum level of purchases under these contracts is $173.3 million for 2007 and $183.7 million for 2008. AFC has agreed to indemnify SMS for any shortfall between actual purchases by the Popeyes system and the annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. The indemnification has not been recorded as an obligation in the Company’s balance sheets. The Company does not expect any material loss to result from the indemnification since we do not believe that performance, on our part, will be required.

AFC Loan Guarantee Programs.  In March 1999, we implemented a program to assist qualified current and prospective franchisees in obtaining the financing needed to purchase or develop franchised restaurants at competitive rates. Under the program, we guarantee up to 20% of the loan amount toward a maximum aggregate liability for the entire pool of $1.0 million. For loans within the pool, we assume a first loss risk until the maximum liability for the pool has been reached. Such guarantees typically extend for a three-year period. As of December 31, 2006, approximately $0.7 million was borrowed under this program, of which we were contingently liable for approximately $0.1 million in the event of default.

In November 2002, we implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. Under the program, we assume a first loss risk on the portfolio up to 10% of the sum of the original funded principal balances of all program loans. As of December 31, 2006, approximately $1.4 million was borrowed under this program, of which we were contingently liable for approximately $0.2 million in the event of default.

These loan guarantees have not been recorded as an obligation in our consolidated balance sheets. We do not expect any material loss to result from these guarantees because we do not believe that any indemnity under this agreement will be necessary.

Long Term Debt

2005 Credit Facility.  On May 11, 2005, and as amended on April 14, 2006, we entered into a bank credit facility (the “2005 Credit Facility”) with J.P. Morgan Chase Bank and certain other lenders, which consists of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan.

The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the revolving credit facility may fluctuate because of changes in certain financial leverage ratios and our compliance with applicable covenants of the 2005 Credit Facility. We also pay a quarterly commitment fee of 0.125% on the unused portions of the revolving credit facility.

At the closing of the 2005 Credit Facility, we drew the entire $190.0 million term loan and applied approximately $57.4 million of the proceeds to pay off the 2002 Credit Facility, to pay fees associated with that facility, and to pay closing costs associated with the new facility. The remaining proceeds were used to fund a portion of our special cash dividend and for general corporate purposes.

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

Under the terms of the revolving credit facility, we may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of December 31, 2006, we had $5.3 million of outstanding letters of credit. Availability for other short-term borrowings and letters of credit was $29.7 million.

In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, we are subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. Whenever any prepayment is made, subsequent scheduled payments of principal are ratably reduced.

As of December 31, 2006, we were in compliance with the financial and other covenants of the 2005 Credit Facility. As of December 31, 2006, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest swap agreements, was approximately 6.6%.

2005 Interest Rate Swap Agreements.  Effective May 12, 2005, we entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110.0 million. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. The effective portion of the gain associated with the termination of the $20.0 million notional amount, approximately $0.3 million, will be amortized into interest expense over the remaining life of the hedge. Pursuant to these agreements, pay a fixed rate of interest and receive a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. During 2006, the net interest income associated with these agreements was $1.3 million. These agreements are accounted for as an effective cash flow hedge. At December 31, 2006, the fair value of these agreements was $1.6 million, which was recorded as a component of “other long term assets, net.” The changes in fair value are recognized in accumulated other comprehensive income in the Consolidated Balance Sheets.

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

Tax Matters

We are continuously involved in U.S., state and local tax audits for income, franchise, property and sales and use taxes. In general, the statute of limitations remains open with respect to tax returns that were filed for each fiscal year after 2002. However, upon notice of a pending tax audit, we often agree to extend the statute of limitations to allow for complete and accurate tax audits to be performed.

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

Foreign Currency Exchange Rate Risk.  We are exposed to currency risk from the potential changes in foreign currency rates that directly impact our revenues and cash flows from our international franchise operations. In 2006, franchise revenues from these operations represented approximately 8.8% of our total franchise revenues. For each of 2006, 2005 and 2004, foreign-sourced revenues represented 4.7%, 4.5% and 4.0% of our total revenues, respectively. As of December 31, 2006, approximately $0.7 million of our accounts receivable were denominated in foreign currencies.

Interest Rate Risk.  Our net exposure to interest rate risk consists of our borrowings under our 2005 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of December 31, 2006, the balances outstanding under our 2005 Credit Facility totaled $130.0 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2005 Credit Facility would be approximately $0.2 million.

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

Accounting Related to Hurricane Katrina.  As discussed at Note 16 to our Consolidated Financial Statements, during the last week of August 2005, the Company’s business operations in Louisiana, Mississippi, and Alabama were adversely impacted by Hurricane Katrina. As it relates to the operations of our company-operated restaurants segment, 36 restaurants were closed for at least one day as a result of the hurricane. Certain of the restaurants have been permanently closed and others remain temporarily closed.

The Company has recognized impairments associated with damaged restaurants in accordance with our policies for asset impairments discussed below. The Company has incurred several costs as a result of the hurricanes, including costs associated with our leasing arrangements for the adversely effected restaurants. The Company accounts for the future lease payments associated with idled facilities in accordance with EITF 01-10.

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

Consolidation of Variable Interest Entities.  In accordance with FIN 46R, we consolidate entities that we determine (1) to be a variable interest entity (“VIE”) and (2) AFC is that entity’s primary beneficiary. In the first quarter of 2004, upon adoption of FIN 46R, we evaluated several of our business relationships that indicated that the other party might be a VIE; and subsequent to that time we continue to evaluate various relationships as circumstances change. Determination of whether an entity is a VIE and whether we are its primary beneficiary involves the exercise of judgment. See Note 2 to the Consolidated Financial Statements for a discussion of our VIE relationships and the impact of consolidating certain VIEs.

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

Allowances for Accounts and Notes Receivable and Contingent Liabilities.  We reserve a franchisee’s receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that we may or may not collect the balance due. In the case of notes receivable, we perform this evaluation on a note-by-note basis, whereas this analysis is performed in the aggregate for accounts receivable. We evaluate our notes receivable for uncollectibility each reporting period, on a note-by-note basis. We provide for an allowance for uncollectibility based on such reviews. See Note 2 to the Consolidated Financial Statements for information concerning our allowance account for both accounts receivable and notes receivable.

With respect to contingent liabilities, we similarly reserve for such contingencies when we are able to assess that an expected loss is both probable and reasonably estimable.

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

Deferred Tax Assets and Tax Reserves.  We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We carried a valuation allowance on our deferred tax assets of $3.4 million and $1.9 million at December 31, 2006 and December 25, 2005, respectively, based on our view that it is more likely than not that we will not be able to take a tax benefit for certain state operating loss carryforwards which begin to expire in 2008.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events that may impact our ultimate payment for such exposures. Presently, we do not believe that we have any tax matters that could have a material adverse effect on our financial position, results of operations or liquidity.

See Note 19 to the Consolidated Financial Statements for a further discussion of our income taxes.

Accounting Standards Adopted in 2006

Effective December 26, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: (1) expense related to the remaining non-vested portion of all stock awards granted prior to December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and the same straight-line attribution method used to determine the pro forma disclosures under SFAS 123; and (2) expense related to all stock awards granted on or subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. At December 31, 2006, the total compensation cost related to stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $2.6 million, net of forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of 2.5 years. See Note 2 to the Consolidated Financial Statements for a discussion of the impact of adopting this accounting standard.

Effective December 26, 2005, the Company adopted FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The Company has historically expensed such rentals. Thus, there was no material impact upon adoption of FSP 13-1.

In the fourth quarter of 2006, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

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

(b)	Our Evaluation of AFC’s Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of the end of our fiscal year 2006, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO.

Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(c)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission in Internal Control-Integrated Framework. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management believes that as of December 31, 2006, the Company’s internal control over financial reporting is effective.

Grant Thornton, LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report can be found in section (e) below.

(d)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(e)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and
Shareholders of AFC Enterprises, Inc.

We have audited management’s assessment included in Management’s Report on Internal Controls Over Financial Reporting included in AFC Enterprises, Inc. and subsidiaries (the “Company”) Form 10-K for 2006, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the periods ended December 31, 2006 and December 25, 2005 and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

Atlanta, Georgia
March 9, 2007

Item 9B.	OTHER INFORMATION

Employment Agreement with Frederick B. Beilstein III

On March 14, 2007, we entered into an employment agreement with Frederick B. Beilstein III that provides for the terms of Mr. Beilstein’s employment as interim Chief Executive Officer of the Company. The agreement provides for a term beginning March 19, 2007 and unless earlier terminated extending for an initial term of ninety days concluding on June 22, 2007. The term of the agreement may be extended for an additional 30 day period upon written notice to Mr. Beilstein by the Company. Thereafter, the agreement may be extended by mutual agreement of the Company and Mr. Beilstein. The employment agreement provides for a bi-weekly salary at the rate of $29,423. In addition, Mr. Beilstein is eligible to participate in our employee benefit plans. In the event of a termination without cause, Mr. Beilstein will be entitled to receive a payment equal to his salary due for the current term of the agreement at the time of termination less any amount for the current term that has been previously paid to Employee. The agreement also contains covenants regarding confidentiality and non-competition and dispute resolution clauses. A copy of the employment agreement with Mr. Beilstein is attached to this Form 10-K as Exhibit 10.55 and is incorporated herein by reference.

Employment Agreement with and Restricted Stock Grant to James W. Lyons

On March 14, 2007, we entered into an employment agreement with James W. Lyons that provides for the terms of Mr. Lyons employment as Chief Operating Officer of the Company and provides for a base salary of $300,000 per annum plus a $15,000 flex perk allowance. The initial term of the employment agreement is through December 28, 2008, with an automatic extension for successive one-year periods following the expiration of each term, unless the company or Mr. Lyons provide written notice of non-extension to the other at least thirty days prior to the expiration of the term of the agreement. The employment agreement provides for an annual incentive bonus that is based on our achievement of certain performance targets with a total target incentive pay of $180,000, fringe benefits and participation in our benefit plans. In the event of a termination without cause, Mr. Lyons will be entitled to receive an amount equal to one times his annual base salary and target incentive bonus for the year in which the termination occurs and the acceleration of any unvested rights under any stock options or other equity incentive programs. If there is a change in control (as defined in the employment agreement) and within one year of the change in control, Mr. Lyon’s employment is terminated without cause, or there is a material diminution of or change in Mr. Lyon’s responsibilities, duties or title, Mr. Lyons may terminate his employment and receive the same severance he would have received upon a termination without cause. The agreement also contains covenants regarding confidentiality and non-competition and dispute resolution clauses. A copy of the employment agreement with Mr. Lyons is attached to this Form 10-K as Exhibit 10.56 and is incorporated herein by reference.

Pursuant to the employment agreement with Mr. Lyons, on March 14, 2007, the Company granted to Mr. Lyons 10,000 shares of restricted stock. The restricted stock vests over three years, with one-third vesting on each anniversary date of the grant.

Employment Agreement with Robert Calderin

On March 14, 2007, we entered into an employment agreement with Robert Calderin that provides for the terms of Mr. Calderin’s employment as Chief Marketing Officer of the Company and provides for a base salary of $285,137 per annum plus a $15,000 flex perk allowance. The agreement provides for an initial term through December 28, 2008, with an automatic extension for successive one-year periods following the expiration of each term, unless the Company or Mr. Calderin provide written notice of non-extension to the other at least thirty days prior to the expiration of the term of the agreement. The employment agreement provides for an annual incentive bonus that is based on our achievement of certain performance targets with a total target incentive pay of $128,312, fringe benefits and participation in our benefit plans. In the event of a termination without cause, Mr. Calderin will be entitled to receive an amount equal to one times his annual base salary and target incentive bonus for the year in which the termination occurs and the acceleration of any unvested rights under any stock options or other equity incentive programs. If there is a change in control (as defined in the employment agreement) and within one year of the change in control, Mr. Calderin’s employment is terminated without cause, or there is a material diminution of or change in Mr. Calderin’s responsibilities, duties or title, Mr. Calderin may terminate his employment and receive the same severance he would have received upon a termination without cause. The agreement also contains covenants regarding confidentiality and non-competition and dispute resolution clauses. A copy of the employment agreement with Mr. Calderin is attached to this Form 10-K as Exhibit 10.57 and is incorporated herein by reference.

Amendment to Employment Agreement with Frank J. Belatti

On March 14, 2007, we entered into an amendment (the “First Amendment”) to the employment agreement dated August 31, 2005 by and between the Company and Frank J. Belatti (the “Agreement”). The First Amendment eliminates Section 9.02 of the Agreement which previously provided for reimbursement of certain business expenses. A copy of the First Amendment is attached to this Form 10-K as Exhibit 10.58 and is incorporated herein by reference.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 is included in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference. Biographical information on our executive officers is contained in Item 4A of this Annual Report on Form 10-K and is incorporated herein by reference.

We have adopted an Honor Code that applies to our directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Honor Code is available on our website at www.afce.com. Copies will be furnished upon request. You may mail your requests to the following address: Attn: Office of General Counsel, 5555 Glenridge Connector, NE, Suite 300, Atlanta GA, 30342. If we make any amendments to the Honor Code other than technical, administrative, or other non-substantive amendments, or grant any waivers, from the Honor Code, we will disclose the nature of the amendment or waiver, its effective date and to who it applies on our website or in a report on Form 8-K filed with the SEC.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation required by this Item 11 is included in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 is included in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence required by this Item 13 is included in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Grant Thornton LLP. Information regarding principal accountant fees and services required by this Item 14 is included in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

The Company’s former independent registered public accounting firm was KPMG LLP (“KPMG”). AFC has agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion of its audit report on AFC’s past financial statements.

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

(b)	Exhibits

Exhibit
Number		Description

2	.1(h)	Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of April 15, 2003.
2	.2(n)	First Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of June 30, 2003.
2	.3(n)	Second Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of July 11, 2003.
2	.4(n)	Third Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of November 19, 2003.
2	.5(j)	Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of September 3, 2004.
2	.6(j)	First Amendment to Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of November 1, 2004.
2	.7(j)	Second Amendment to Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of November 4, 2004.
2	.8(k)	Asset Purchase Agreement by and among AFC Enterprises, Inc. and Cajun Holding Company dated as of October 30, 2004.
2	.9(l)	First Amendment to Asset Purchase Agreement by and between AFC Enterprises, Inc. and Cajun Holding Company dated as of December 28, 2004.
3	.1(c)	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002.
3	.2(p)	Amended and Restated Bylaws of AFC Enterprises, Inc.
4	.1(o)	Form of registrant’s common stock certificate.
10	.1(e)	Form of Popeyes Development Agreement, as amended.
10	.2(e)	Form of Popeyes Franchise Agreement.
10	.3(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date.
10	.4(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10	.5(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

Exhibit
Number		Description

10	.6(a)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc.
10	.7(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.
10	.8(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.
10	.9(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10	.10(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10	.11(n)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and AFC Enterprises, Inc.
10	.12(a)	1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*
10	.13(a)	1996 Nonqualified Performance Stock Option Plan — Executive of AFC, effective as of April 11, 1996.*
10	.14(a)	1996 Nonqualified Performance Stock Option Plan — General of AFC, effective as of April 11, 1996.*
10	.15(a)	1996 Nonqualified Stock Option Plan of AFC, effective as of April 11, 1996.*
10	.16(a)	Form of Nonqualified Stock Option Agreement — General between AFC and stock option participants.*
10	.17(a)	Form of Nonqualified Stock Option Agreement — Executive between AFC and certain key executives.*
10	.18(a)	1996 Employee Stock Bonus Plan — Executive of AFC effective as of April 11, 1996.*
10	.19(a)	1996 Employee Stock Bonus Plan — General of AFC effective as of April 11, 1996.*
10	.20(a)	Form of Stock Bonus Agreement — Executive between AFC and certain executive officers.*
10	.21(a)	Form of Stock Bonus Agreement — General between AFC and certain executive officers.*
10	.22(a)	Form of Secured Promissory Note issued by certain members of management.*
10	.23(a)	Form of Stock Pledge Agreement between AFC and certain members of management.*
10	.24(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997.
10	.25(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*
10	.26(a)	Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.*
10	.27(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*
10	.28(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*
10	.29(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*
10	.30(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*
10	.31(f)	Indemnification Agreement dated August 9, 2001 by and between AFC and R. William Ide, III.*
10	.32(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*
10	.33(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10	.34(g)	AFC Enterprises, Inc. Annual Executive Bonus Program.*
10	.35(m)	Amended and Restated Employment Agreement dated as of June 28, 2004 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10	.36(p)	First Amendment to Amended and Restated Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10	.37(n)	Employment Agreement effective as of December 29, 2003 between AFC Enterprises, Inc. and Frederick B. Beilstein.*
10	.38(n)	Employment Agreement effective as of February 12, 2004 between AFC Enterprises, Inc. and Henry Hope, III.*
10	.39(p)	First Amendment to Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Frederick B. Beilstein.*

Exhibit
Number		Description

10	.40(p)	First Amendment to Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Henry Hope, III.*
10	.41(p)	Indemnity Agreement dated October 14, 2004 by and between AFC Enterprises, Inc. and Supply Management Services, Inc.
10	.42(p)	Indemnity Agreement dated February 5, 2004 by and between AFC Enterprises, Inc., Cajun Operating Company and Supply Management Services, Inc.
10	.43(d)	Second Amended and Restated Credit Agreement dated as of May 11, 2005 among AFC Enterprises, Inc., JPMorgan Chase and certain other lenders.
10	.44(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.
10	.45(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — General.
10	.46(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.
10	.47(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — Executive.
10	.48(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.
10	.49(i)	Indemnification Agreement between AFC and Peter Starrett.
10	.50(r)	Second Amendment to Employment Agreement dated June 7, 2005 between the Company and Frederick B. Beilstein.
10	.51(r)	Second Amendment to the Amended and Restated Employment Agreement dated June 7, 2005 between the Company and Allan J. Tanenbaum.
10	.52(s)	Indemnification Agreement dated November 28, 2006 by and between AFC and John M. Cranor, III.*
10	.53(s)	Indemnification Agreement dated November 28, 2006 by and between AFC and Cheryl A. Bachelder. *
10.54		Popeyes Chicken and Biscuits 2006 Bonus Plan.*
10.55		Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and Frederick B. Beilstein III.
10.56		Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and James W. Lyons.
10.57		Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and Robert Calderin.
10.58		First Amendment to Employment Agreement, dated March 14, 2007 between AFC Enterprises, Inc. and Frank J. Belatti dated August 31, 2005.
11	.1**	Statement regarding computation of per share earnings.
23.1		Consent of Grant Thornton LLP
23.2		Consent of KPMG LLP
31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by SFAS No. 128, Earnings per Share, is provided in Note 21 to our Consolidated Financial Statements in this Annual Report.

(a)	Filed as an exhibit to the Registration Statement of AFC on Form S-4/ A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 8-K of AFC filed May 16, 2005 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/ A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 8-K of AFC filed April 16, 2003 and incorporated by reference herein.

(i)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended April 17, 2005, on May 27, 2005, and incorporated by reference herein.

(j)	Filed as an exhibit to the Form 8-K of AFC filed November 5, 2004 and incorporated herein by reference.

(k)	Filed as an exhibit to the Form 8-K of AFC filed November 2, 2004 and incorporated herein by reference.

(l)	Filed as an exhibit to the Form 8-K of AFC filed January 5, 2005 and incorporated herein by reference.

(m)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 11, 2004 on August 20, 2004 and incorporated by reference herein.

(n)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 28, 2003 on March 29, 2004 and incorporated by reference herein.

(o)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/ A (Registration No. 333-52608) on February 28, 2001 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 26, 2004, on April 25, 2005.

(r)	Filed as an exhibit to the Form 8-K of AFC filed June 7, 2005 and incorporated herein by reference.

(s)	Filed as an exhibit to the Form 8-K of AFC filed November 29, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March 2007.

AFC ENTERPRISES, INC.

By:	/s/ Kenneth L. Keymer
Kenneth L. Keymer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Kenneth L. Keymer Kenneth L. Keymer	Chief Executive Officer (Principal Executive Officer)	March 14, 2007

/s/ H. Melville Hope H. Melville Hope	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ Frank J. Belatti Frank J. Belatti	Director, Chairman of the Board	March 14, 2007

/s/ Victor Arias, Jr. Victor Arias, Jr.	Director	March 14, 2007

/s/ Carolyn H. Byrd Carolyn H. Byrd	Director	March 14, 2007

/s/ R. William Ide, III R. William Ide, III	Director	March 14, 2007

/s/ Kelvin J. Pennington Kelvin J. Pennington	Director	March 14, 2007

/s/ John M. Roth John M. Roth	Director	March 14, 2007

/s/ John F. Hoffner John F. Hoffner	Director	March 14, 2007

/s/ Cheryl A. Bachelder Cheryl A. Bachelder	Director	March 14, 2007

/s/ John M. Cranor, III John M. Cranor	Director	March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED
FINANCIAL STATEMENTS

Board of Directors and Shareholders
AFC Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of AFC Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the periods ended December 31, 2006 and December 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFC Enterprises, Inc. and subsidiaries as of December 31, 2006 and December 25 2005, and the consolidated results of its operations and its consolidated cash flows for each of the years in the periods ended December 31, 2006 and December 25, 2005 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AFC Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007 expressed an unqualified opinion.

/s/  Grant Thornton LLP

Atlanta, Georgia
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
AFC Enterprises, Inc.:

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 26, 2004 of AFC Enterprises, Inc. and subsidiaries (the “Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for AFC Enterprises, Inc. and subsidiaries in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, effective December 29, 2003, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities.

/s/  KPMG LLP

Atlanta, Georgia
March 25, 2005

AFC Enterprises, Inc.

Consolidated Balance Sheets
As of December 31, 2006 and December 25, 2005
(In millions, except share data)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$6.7	$8.2
Short-term investments	—	30.8
Accounts and current notes receivable, net	12.9	16.9
Prepaid income taxes	7.4	31.4
Other current assets	15.6	16.4

Total current assets	42.6	103.7

Long-term assets:
Property and equipment, net	39.9	37.1
Goodwill	11.7	9.6
Trademarks and other intangible assets, net	52.4	43.9
Other long-term assets, net	16.5	18.4

Total long-term assets	120.5	109.0

Total assets	$163.1	$212.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23.8	$26.1
Other current liabilities	10.9	22.4
Current debt maturities	1.4	14.8

Total current liabilities	36.1	63.3

Long-term liabilities:
Long-term debt	132.6	176.6
Deferred credits and other long-term liabilities	25.6	21.5

Total long-term liabilities	158.2	198.1

Commitments and contingencies
Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 29,487,648 and 30,001,877 shares issued and outstanding at the end of fiscal years 2006 and 2005, respectively)	0.3	0.3
Capital in excess of par value	161.7	167.8
Notes receivable from officers, including accrued interest	—	(1.1)
Accumulated deficit	(194.4)	(216.8)
Accumulated other comprehensive income	1.2	1.1

Total shareholders’ deficit	(31.2)	(48.7)

Total liabilities and shareholders’ deficit	$163.1	$212.7

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Operations
For Fiscal Years 2006, 2005 and 2004
(In millions, except per share data)

	2006	2005	2004

Revenues:
Sales by company-operated restaurants	$65.2	$60.3	$85.8
Franchise revenues	82.6	77.5	72.8
Other revenues	5.2	5.6	5.3

Total revenues	153.0	143.4	163.9

Expenses:
Restaurant employee, occupancy and other expenses	33.7	30.5	45.3
Restaurant food, beverages and packaging	21.3	20.6	28.8
General and administrative expenses	48.1	68.7	82.1
Depreciation and amortization	6.4	7.3	10.0
Other expenses (income), net	(1.8)	23.2	17.1

Total expenses	107.7	150.3	183.3

Operating profit (loss)	45.3	(6.9)	(19.4)
Interest expense, net	11.1	6.8	5.5

Income (loss) before income taxes, minority interest, discontinued operations and accounting change	34.2	(13.7)	(24.9)
Income tax expense (benefit)	12.0	(5.3)	(10.7)
Minority interest	—	—	0.1

Income (loss) before discontinued operations and accounting change	22.2	(8.4)	(14.3)
Discontinued operations, net of income taxes	0.2	158.0	39.1
Cumulative effect of accounting change, net of income taxes	—	—	(0.2)

Net income	$22.4	$149.6	$24.6

Earnings per common share, basic:
Income (loss) before discontinued operations and accounting change	$0.75	$(0.29)	$(0.51)
Discontinued operations, net of income taxes	0.01	5.43	1.39
Cumulative effect of accounting change, net of income taxes	—	—	(0.01)

Net income	$0.76	$5.14	$0.87

Earnings per common share, diluted:
Income (loss) before discontinued operations and accounting change	$0.74	$(0.29)	$(0.51)
Discontinued operations, net of income taxes	0.01	5.43	1.39
Cumulative effect of accounting change, net of income taxes	—	—	(0.01)

Net income	$0.75	$5.14	$0.87

Weighted-average shares outstanding:
Basic	29.5	29.1	28.1
Diluted	29.8	29.1	28.1

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For Fiscal Years 2006, 2005 and 2004
(In millions, except share data)

			Capital in			Accumulated
	Common Stock		Excess of	Officer		Other
	Number of		Par	Notes		Comprehensive
	Shares	Amount	Value	Receivable	Deficit	Income	Total

Balance at December 28, 2003	27,992,999	$0.3	$150.1	$(3.4)	$(38.2)	$—	$108.8
Net income	—	—	—	—	24.6	—	24.6
Issuance of common stock	8,230	—	0.1	—	—	—	0.1
Issuance of common stock under stock option plans, including income tax benefit of $1.1 million	274,924	—	4.8	—	—	—	4.8
Cancellation of shares	(798)	—	—	—	—	—	—
Issuance of restricted stock awards, net of forfeitures	50,000	—	—	—	—	—	—
Notes and interest receivable payments	—	—	—	2.3	—	—	2.3
Interest accrued	—	—	—	(0.1)	—	—	(0.1)
Shared based payment expense	—	—	0.4	—	—	—	0.4

Balance at December 26, 2004	28,325,355	0.3	155.4	(1.2)	(13.6)	—	140.9
Net income	—	—	—	—	149.6	—	149.6
Other comprehensive income: related to interest rate swap agreements, net of income taxes of $0.7 million (Note 9)	—	—	—	—	—	1.1	1.1

Total comprehensive income							150.7
Issuance of common stock under stock option plans, including income tax benefit of $11.2 million	3,093,251	—	29.0	—	—	—	29.0
Repurchases and cancellation of shares (Note 12)	(1,542,872)	—	(19.5)	—	—	—	(19.5)
Special cash dividend (Note 13)	—	—	—	—	(352.9)	—	(352.9)
Cancellation of shares	(1,857)	—	—	—	—	—	—
Issuance of restricted stock awards, net of forfeitures	128,000	—	—	—	0.1	—	0.1
Notes and interest receivable payments	—	—	—	0.1	—	—	0.1
Shared based payment expense	—	—	2.9	—	—	—	2.9

Balance at December 25, 2005	30,001,877	0.3	167.8	(1.1)	(216.8)	1.1	(48.7)
Net income	—	—	—	—	22.4	—	22.4
Other comprehensive income: related to interest rate swap agreements, net of income taxes of $0.0 million (Note 9)	—	—	—	—	—	0.1	0.1

Total comprehensive income							22.5
Issuance of common stock under stock option plans, including income tax benefit of $1.8 million	1,012,480	—	12.3	—	—	—	12.3
Repurchases and cancellation of shares (Note 12)	(1,486,714)	—	(20.3)	—	—	—	(20.3)
Cancellation of shares	(21,839)	—	(0.4)	—	—	—	(0.4)
Issuance of restricted stock awards, net of forfeitures	55,896	—	—	—	—	—	—
Notes and interest receivable payments	(74,052)	—	(1.1)	1.1	—	—	—
Shared based payment expense	—	—	3.4	—	—	—	3.4

Balance at December 31, 2006	29,487,648	$0.3	$161.7	$—	$(194.4)	$1.2	$(31.2)

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Cash Flows
For Fiscal Years 2006, 2005 and 2004
(In millions)

	2006	2005	2004

Cash flows provided by (used in) operating activities:
Net income	$22.4	$149.6	$24.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations	(0.2)	(158.0)	(39.1)
Depreciation and amortization	6.4	7.3	10.0
Asset write-downs	0.1	5.8	4.8
Net gain on sale of assets	(2.3)	(1.4)	(0.5)
Cumulative effect of accounting changes, pre-tax	—	—	0.2
Deferred income taxes	2.2	9.3	3.2
Non-cash interest, net	0.4	1.7	1.3
Provision for credit losses	(0.3)	(0.3)	0.9
Minority interest	—	—	0.1
Excess tax benefits from stock-based compensation	(1.8)	—	—
Stock-based compensation expense	3.4	2.9	0.4
Change in operating assets and liabilities, exclusive of opening VIE balances:
Accounts receivable	2.0	(2.9)	(2.4)
Prepaid income taxes	25.8	(69.2)	(5.5)
Other operating assets	(0.4)	5.1	(6.5)
Accounts payable and other operating liabilities	(9.0)	(15.2)	16.9

Net cash provided by (used in) operating activities of continuing operations	48.7	(65.3)	8.4

Net cash provided by (used in) operating activities of discontinued operations	—	(7.4)	35.6

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(7.0)	(4.2)	(8.5)
Capital expenditures of discontinued operations	—	—	(16.9)
Proceeds from dispositions of property and equipment	4.3	3.1	2.0
Property insurance proceeds	3.5	—	—
Proceeds relating to the sale of discontinued operations, net	—	367.6	18.6
Acquisition of franchised restaurants	(9.3)	(2.2)	—
Purchases of short-term investments	(5.9)	(275.0)	—
Sales and maturities of short-term investments	36.7	244.2	—
Proceeds from notes receivable	0.8	1.2	—
Issuances of notes receivable	—	(0.3)	—
Other, net	—	—	2.0

Net cash provided by (used in) investing activities	23.1	334.4	(2.8)

Cash flows provided by (used in) financing activities:
Proceeds from 2005 Credit Facility	—	190.0	—
Principal payments — 2005 Credit Facility (term loans)	(59.5)	(0.5)	—
Principal payments — 2002 Credit Facility, net	—	(90.3)	(39.0)
Principal payments — other notes (including VIEs)	(1.3)	(0.1)	(0.2)
Special cash dividend	(0.7)	(350.8)	—
Stock repurchases	(24.4)	(15.4)	—
Proceeds from exercise of employee stock options	10.7	17.5	3.8
Excess tax benefits from stock-based compensation	1.8	—	—
Issuance of common stock, net	—	—	0.1
Increase (decrease) in bank overdrafts, net	—	(6.4)	4.3
(Increase) decrease in restricted cash	0.7	(3.8)	(1.4)
Debt issuance costs	(0.1)	(3.7)	—
Other, net	(0.5)	(3.0)	0.4

Net cash (used in) financing activities	(73.3)	(266.5)	(32.0)

Net increase (decrease) in cash and cash equivalents	(1.5)	(4.8)	9.2
Cash and cash equivalents at beginning of year	8.2	13.0	3.8

Cash and cash equivalents at end of year	$6.7	$8.2	$13.0

Cash and cash equivalents of continuing operations	$6.7	$8.2	$12.8
Cash and cash equivalents of discontinued operations	$—	$—	$0.2

See accompanying notes to consolidated financial statements.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2006, 2005 and 2004

Note — 1 Description of Business

Continuing Operations.  AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits (“Popeyes”) in 44 states, the District of Columbia, Puerto Rico, Guam and 24 foreign countries.

Discontinued Operations.  On December 28, 2004, the Company sold its Church’s Chicken® (“Church’s”) division to an affiliate of Crescent Capital Investments, Inc. On November 4, 2004, the Company sold its Cinnabon® (“Cinnabon”) subsidiary to Focus Brands, Inc. On July 14, 2003, the Company sold its Seattle Coffee Company (“Seattle Coffee”) subsidiary to Starbucks Corporation. See Note 22 for information concerning these divestitures.

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

As of the beginning of the Company’s first fiscal quarter for 2004, the Company adopted FIN 46R and began consolidating three franchisees. In conjunction with its adoption of FIN 46R, the Company recorded a cumulative effect adjustment that decreased net income in 2004 by $0.5 million, or $0.02 per diluted share (of which $0.2 million or $0.01 per dilutive share, related to continuing operations).

The Company allocates earnings and losses of these franchisees to the common equity holders as a component of minority interest. However, the Company does not allocate any losses to the common equity holders if doing so would reduce their common equity interests below zero.

At the end of the third quarter of 2004, the Company’s equity interest in one of the VIEs was liquidated. As a result, AFC’s management determined that the Company was no longer the primary beneficiary for the enterprise and the Company stopped consolidating its balance sheet and operations.

On December 28, 2004, a second VIE relationship was substantially modified coincident with the sale of Church’s and the Company discontinued consolidating its balance sheet and operations. The VIE was a Church’s franchisee and its 2004 operations are reported as a component of the Company’s discontinued operations.

During the second quarter of 2006, the Company purchased all the assets of the third previously consolidated variable interest entity and discontinued consolidating its balance sheet and operations. The assets were purchased for the assumption of the variable interest entity’s long-term debt and the forgiveness of the outstanding payable balance owed to the Company. Subsequent to the purchase of the assets, the Company closed one of the restaurants and sold the remaining two restaurants to an existing franchisee for approximately $2.5 million. The sale transaction qualified for full accrual method accounting under Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, the Company recognized a net gain on the sale of the assets of approximately $1.4 million.

During 2006, 2005 and 2004, amounts included in sales by company-operated restaurants associated with VIE operations were $1.2 million, $2.7 million and $12.6 million, respectively. During 2006, 2005 and 2004, royalties and rents of $0.1 million, $0.1 million and $0.7 million, respectively, were eliminated in consolidation.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

The Company has other VIE relationships for which it is not the primary beneficiary. These relationships arose in connection with certain loan guarantees that are described in Note 15.

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates affect the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

Reclassifications.  In the accompanying consolidated financial statements and in these notes, certain prior year amounts have been reclassified to conform to the current year’s presentation.

The Company reclassified amounts previously reported as “Unearned compensation” to “Capital in excess of par value” to conform with the presentation required by SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). The reclassification had no impact on total shareholders’ (deficit).

The Company also reclassified certain food costs associated with its limited time offers and other promotional activities from “Restaurant employee, occupancy and other expenses” to “Restaurant food, beverages and packaging”. For fiscal years 2005 and 2004, these costs were approximately $1.2 million and $1.6 million, respectively. The reclassification had no impact on operating profit or net income.

Fiscal Year.  The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The 2006, 2005, 2004 fiscal year consists of 53 weeks, 52 weeks, and 52 weeks, respectively.

Cash and Cash Equivalents.  The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. At December 31, 2006 and December 25, 2005, such overdrafts were zero.

Supplemental Cash Flow Information.

(in millions)	2006	2005	2004

Interest paid, net of capitalized amounts	$14.1	$7.6	$6.0
Income taxes (refunded)/paid, net	(16.9)	54.8	11.3

Short-Term Investments.  The Company’s short-term investments are accounted for as available-for-sale securities and, as a result, are stated at fair value which approximates their market value. During 2006 and 2005, there were no realized gains or losses on the Company’s sales of short-term investments.

Accounts Receivable, Net.  At December 31, 2006 and December 25, 2005, accounts receivable, net were $12.1 million and $16.2 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, and rents, amounts due from insurance carriers, and various miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. The Company reserves a franchisee’s receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

indicate that it may or may not collect the balance due. During 2006, 2005 and 2004, changes in the allowance for doubtful accounts were as follows:

(in millions)	2006	2005	2004

Balance, beginning of year	$1.7	$3.7	$2.7
Provisions	(0.3)	(0.3)	0.9
Write-offs	(0.2)	(0.8)	—
Fully reserved accounts receivable converted to notes receivable	(1.0)	—	—
Other (principally associated with the advertising fund)	(0.1)	(0.9)	0.1

Balance, end of year	$0.1	$1.7	$3.7

Notes Receivable, Net.  At December 31, 2006 and December 25, 2005, notes receivable, net were approximately $12.7 million and $12.8 million, respectively, of which $0.8 million and $0.7 million, respectively, was current. At December 31, 2006, several notes aggregating approximately $1.0 million had zero percent interest rates and the remaining notes had fixed interest rates that ranged from 8% to 10%. The zero percent interest rate notes are primarily past due royalties converted from accounts receivable and are fully reserved for in the allowance for uncollectible notes receivable.

Notes receivable consist primarily of consideration received in conjunction with the sale of Company assets in three distinct transactions: (1) the sale of Church’s to an affiliate of Crescent Capital Investments, Inc. during 2005; (2) the sale of 24 Popeyes company-operated restaurants to a franchisee during 2001; and (3) the sale of an equipment manufacturing operation during 2000. Notes receivable also include notes from franchisees to finance certain past due franchise revenues, rents and interest. The notes receivable balance is stated net of an allowance for uncollectibility, which is evaluated each reporting period on a note-by-note basis. The balance in the allowance account at December 31, 2006 was approximately $1.0 million. The allowance for uncollectible notes receivable was reclassified from the allowance for doubtful accounts at the time the past due trade accounts receivables were converted to notes receivables. There was no other activity in the allowance in 2006. See Note 21 for a discussion of notes receivable from officers which were included as a component of shareholders’ equity (deficit) in the accompanying consolidated financial statements.

Inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist principally of food, beverage items, paper and supplies. At December 31, 2006 and December 25, 2005, inventories of $0.5 million and $0.4 million, respectively, were included as a component of “other current assets.”

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation. During 2006, 2005 and 2004, capitalized interest amounts were insignificant.

Provisions for depreciation are made using the straight-line method over an asset’s estimated useful life: 7-35 years for buildings; 5-15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3-20 years). During 2006, 2005 and 2004, depreciation expense was approximately $5.9 million $7.2 million, and $9.9 million, respectively.

The Company evaluates property and equipment for impairment on an annual basis (during the fourth quarter of each year) or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated restaurants, the Company performs its annual impairment evaluation on a site-by-site basis. The Company evaluates restaurants using a “two-year history of operating losses” as its primary indicator of potential impairment. Based on the best information available, the Company writes down an impaired restaurant to its estimated fair market value, which becomes its new cost basis. The Company generally measures the estimated fair market value of a restaurant by discounting its estimated future cash flows. In addition, when the Company decides to close a restaurant, the restaurant is reviewed for impairment and depreciable lives are re-

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

evaluated. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date and the expected terminal value.

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

The Company’s finite-lived intangible assets (primarily re-acquired franchise rights) are amortized on a straight-line basis over 10 to 20 years based on the remaining life of the original franchise agreement or lease agreement. Amortization expense was approximately $0.5 million for 2006 and was insignificant in 2005 and 2004. For each of the upcoming five years, estimated amortization expense is expected to be approximately $0.7 million per year. The remaining weighted average amortization period for these assets is 14 years.

The Company evaluates goodwill and trademarks for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. The impairment evaluation for goodwill includes a comparison of the fair value of each of the Company’s reporting units with their carrying value. The Company’s reporting units are its business segments. Goodwill is allocated to each reporting unit for purposes of this analysis. Goodwill associated with bankruptcy reorganization value is assigned to reporting units using a relative fair value approach. Goodwill associated with a business combination is allocated to the reporting unit or a component of the reporting unit expected to benefit from the synergies of the combination. For goodwill impairment testing purposes, goodwill is assigned to the component of the reporting unit associated with a business combination for a two year period following the combination. After two years, goodwill from a business combination is allocated to the reporting unit for impairment evaluation purposes. The fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using a discounted cash flow model. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If a reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company follows a similar analysis for the evaluation of trademarks, but that analysis is performed on a company-wide basis.

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

In the Company’s consolidated financial statements, the advertising fund is accounted for in accordance with SFAS No. 45, Accounting for Franchise Fee Revenue. Contributions received and expenses of the advertising fund are excluded from the Company’s consolidated statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s consolidated balance sheets with the exception of (1) cash, which is restricted as to use and included as a component of “other current assets” and (2) the net fund balance, which is included in the Company’s consolidated balance sheets as a component of “accounts payable.” The net fund balance was approximately $8.1 million at December 31, 2006 and $4.8 million at December 25, 2005.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

Amounts associated with the advertising fund included in our balance sheet at December 31, 2006 and December 25, 2005 were as follows:

(in millions)	2006	2005

Accounts and notes receivable, net	$3.7	$3.7
Other current assets	12.5	12.4

	$16.2	$16.1

Accounts payable:
Accounts payable	$8.1	$11.3
Net fund balance	8.1	4.8

	$16.2	$16.1

The Company’s contributions to the advertising fund are reflected in the Company’s consolidated statements of operations as a component of “restaurant employee, occupancy and other expenses.” Those contributions, and the Company’s other advertising costs, are expensed as incurred. During 2006, 2005 and 2004, the Company’s advertising costs were approximately $3.3 million, $3.2 million and $5.1 million, respectively.

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

Fair Value of Financial Instruments.  At December 31, 2006 and December 25, 2005, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments. The Company believes that it is not practicable to estimate the fair value of its notes receivable, because there is no ready market for sale of these instruments. The counterparties to these notes are private business enterprises. The Company believes the fair value of its credit facilities approximates its carrying value, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved. See Note 9 for a discussion of the fair value of the Company’s interest rate swap agreements.

Revenue Recognition — Sales by Company-Operated Restaurants.  Revenues from the sale of food and beverage products are recognized on a cash basis. The Company presents sales net of sales tax and other sales related taxes.

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
For Fiscal Years 2006, 2005 and 2004

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

During 2006 and 2005, gains and losses associated with the sale of company-operated restaurants were insignificant. There were no sales of company-operated restaurants in 2004. During 2006, 2005 and 2004, previously deferred gains of $0.7 million, $0.3 million and $0.3 million, respectively, were recognized in income as a component of “net gain on the sale of assets” in the accompanying consolidated statements of operations.

Research and Development.  Research and development costs are expensed as incurred. During 2006, 2005 and 2004, such costs were approximately $1.1 million, $1.2 million and $0.9 million, respectively.

Foreign Currency Transactions.  Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses associated with continuing operations are included in the accompanying consolidated statements of operations as a component of “general and administrative expenses.” During 2006, 2005 and 2004, net foreign currency gains and losses were insignificant.

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

Stock-Based Employee Compensation.  Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: (1) expense related to the remaining non-vested portion of all stock awards granted prior to December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and the same straight-line attribution method used to determine the pro forma disclosures under SFAS 123; and (2) expense related to all stock awards granted on or subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, the Company applies the Black-Scholes valuation model in determining the fair value of stock-based compensation, which is then amortized on the graded vesting attribution method. The Company issues new shares for common stock upon exercise of stock options.

SFAS 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation rather than recognizing forfeitures as they occur. The adjustment to apply estimated forfeitures to

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

previously recognized stock-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle.

The Company recorded $3.4 million ($2.1 million net of tax), $2.9 million ($1.8 million net of tax), and $0.4 million ($0.2 million net of tax) in total stock compensation expense during 2006, 2005 and 2004, respectively.

The impact of expensing stock options under SFAS No. 123R reduced basic and diluted net income $0.02 per share. The following table shows the impact to our fiscal 2006 condensed consolidated statements of operations due to the adoption of SFAS 123R:

(in millions)	2006

General and administrative expenses	$1.2

Income (loss) before income taxes and discontinued operations	(1.2)
Income tax (benefit)	(0.5)

Income (loss) before discontinued operations	(0.7)
Discontinued operations, net of income taxes	—

Net income	$(0.7)

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

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for 2005 and 2004:

(in millions, except per share amounts)	2005	2004

Net income as reported	$149.6	$24.6
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1.2)	(2.8)

Pro forma net income	$148.4	$21.8

Basic earnings per share
As reported	$5.14	$0.87
Pro forma	5.10	0.77
Diluted earnings per share(a)
As reported	$5.14	$0.87
Pro forma	5.10	0.77

(a)	Due to the Company’s loss before discontinued operations and accounting change for all years presented, the dilutive effect of stock options were excluded from the denominator for the Company’s diluted earnings per share computation.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

During 2005 and 2004, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the grants:

	2006	2005	2004

Approximate risk-free interest rate percentage	—	3.8%	2.8%
Expected dividend yield percentage	—	0.0%	0.0%
Expected lives (in years)	—	4.0	4.0
Expected volatility percentage	—	61.4%	52.7%

There were no options granted in 2006.

Quantification of Misstatements.  In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

Note — 3 Recent Accounting Pronouncements That The Company Has Not Yet Adopted

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount to recognize in the financial statements. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. Upon adoption, the cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of the recognition and measurement provisions of FIN 48 on our existing tax positions and estimates the adoption of the standard will result in an adjustment to retained earnings of approximately zero to $3.0 million.

In September 2006, the FASB issued Statement of Financial Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect, if any, that the application of SFAS No. 157 will have on its consolidated financial statements.

Note — 4 Other Current Assets

(in millions)	2006	2005

Restricted cash	$10.5	$11.2
Other current assets of the advertising fund	2.2	1.4
Prepaid insurance	1.1	0.9
Prepaid expenses and other current assets	1.8	2.9

	$15.6	$16.4

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

At December 31, 2006, $10.3 million of the restricted cash related to the cooperative advertising fund, and $0.2 million related to state escrow accounts. At December 25, 2005, $10.9 million of restricted cash related to the cooperative advertising fund the Company maintains for its franchisees and $0.3 million related to VIE cash balances.

Note — 5 Property and Equipment, Net

(in millions)	2006	2005

Land	$4.6	$5.2
Buildings and improvements	32.5	28.3
Equipment	27.0	48.6
Properties held for sale and other	0.1	0.3

	64.2	82.4
Less accumulated depreciation and amortization	(24.3)	(45.3)

	$39.9	$37.1

At December 31, 2006 and December 25, 2005, property and equipment, net included capital lease assets with a gross book value of $1.0 million and $0.8 million, respectively, and accumulated amortization of $0.5 million and $0.5 million, respectively. As of December 31, 2006, property and equipment with a net book value of $3.0 million were temporarily idled due to the adverse effects of Hurricane Katrina (Note 16). The Company continues to depreciate these assets. During 2006, the Company wrote off fully depreciated assets of approximately $22.0 million associated with the closure of its AFC corporate offices.

Note — 6 Trademarks and Other Intangible Assets, Net

(in millions)	2006	2005

Non-amortizable intangible assets:
Trademarks	$42.0	$42.0
Other	0.6	0.6

	42.6	42.6
Amortizable intangible assets:
Re-acquired franchise rights	10.7	1.7
Accumulated amortization	(0.9)	(0.4)

	9.8	1.3

	$52.4	$43.9

During 2006, the Company re-acquired thirteen franchised restaurants for $15.8 million of cash and debt. In the recording of the transaction, the Company recognized $9.0 million of re-acquired franchise rights.

Note — 7 Other Long-Term Assets, Net

(in millions)	2006	2005

Non-current notes receivable, net	$12.0	$12.1
Debt issuance costs, net	2.1	3.3
Interest rate swap agreements	1.6	1.7
Other	0.8	1.3

	$16.5	$18.4

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

Note — 8 Other Current Liabilities

(in millions)	2006	2005

Accrued wages, bonuses and severances	$2.3	$9.7
Accrued income taxes reserves	4.5	3.6
Accrued interest	0.1	3.0
Accrued legal	0.6	1.3
Accrued employee benefits	0.9	0.8
Accrued lease obligations	0.7	0.8
Accrued property taxes	0.5	0.8
Current deferred tax liabilities	—	1.2
Other	1.3	1.2

	$10.9	$22.4

Note — 9 Long-Term Debt and Other Borrowings

(in millions)	2006	2005

2005 Credit Facility:
Revolving credit facility	$—	$—
Term loan	130.0	189.5
Capital lease obligations	0.8	0.6
Other notes ($1.2 at 12/25/05 related to a VIE)	3.2	1.3

	134.0	191.4
Less current portion	(1.4)	(14.8)

	$132.6	$176.6

2005 Credit Facility.  On May 11, 2005, the Company entered into a bank credit facility (the “2005 Credit Facility”) with J.P. Morgan Chase Bank and certain other lenders, which consists of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan.

The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the revolving credit facility may fluctuate because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants of the 2005 Credit Facility. The Company also pays a quarterly commitment fee of 0.125% on the unused portions of the revolving credit facility.

At the closing of the 2005 Credit Facility, the Company drew the entire $190.0 million term loan and applied approximately $57.4 million of the proceeds to pay off its 2002 Credit Facility, to pay fees associated with that facility, and to pay closing costs associated with the new facility. The remaining proceeds were used to fund a portion of the Company’s special cash dividend (Note 12) and for general corporate purposes.

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
For Fiscal Years 2006, 2005 and 2004

failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.

Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of December 31, 2006, the Company had $5.3 million of outstanding letters of credit. Availability for other short-term borrowings and letters of credit was $29.7 million.

In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. Whenever any prepayment is made, subsequent scheduled payments of principal are ratably reduced.

As of December 31, 2006, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility. As of December 31, 2006, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 6.6%.

2005 Interest Rate Swap Agreements.  Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110.0 million. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. The effective portion of the gain associated with the termination of the $20.0 million notional amount, approximately $0.3 million, will be amortized into interest expense over the remaining life of the hedge. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. Net interest expense (income) associated with these agreements was approximately $(1.3) million and $0.4 million for 2006 and 2005 respectively. These agreements are accounted for as an effective cash flow hedge. The fair value of these agreements is recorded as a component of “other long term assets, net” and was approximately $1.6 million and $1.7 million as of December 31, 2006 and December 25, 2005, respectively. The changes in fair value are recognized in accumulated other comprehensive income in the Consolidated Balance Sheets.

Future Debt Maturities.  At December 31, 2006, aggregate future debt maturities, excluding capital lease obligations, were as follows:

(in millions)

2007	$1.1
2008	1.4
2009	1.5
2010	32.5
2011	94.3
Thereafter	2.4

$133.2

Note — 10 Leases

The Company leases property and equipment associated with its (1) corporate facilities; (2) company-operated restaurants; (3) certain former company-operated restaurants that are now operated by franchisees and the property subleased to the franchisee; and (4) certain former company-operated restaurants that are now subleased to a third party.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

At December 31, 2006, future minimum payments under capital and non-cancelable operating leases were as follows:

	Capital	Operating
(in millions)	Leases	Leases

2007	$0.1	$6.7
2008	0.1	6.5
2009	0.1	5.8
2010	0.1	5.1
2011	0.1	4.7
Thereafter	1.1	80.0

Future minimum lease payments	1.6	$108.8

Less amounts representing interest on continuing operations	(0.8)

	$0.8

During 2006, 2005 and 2004, rental expense for continuing operations was approximately $6.8 million, $7.6 million, and $9.8 million, respectively, including percentage rentals of $0.2 million, $0.2 million, and $0.1 million, respectively. At December 31, 2006, the implicit rate of interest on capital leases ranged from 8.1% to 11.5%.

The Company leases certain restaurant properties and subleases other restaurant properties to franchisees. At December 31, 2006, the aggregate gross book value and the net book value of owned properties that were leased to franchisees was approximately $3.6 million and $2.9 million, respectively. During 2006, 2005 and 2004, rental income from these leases and subleases was approximately $5.2 million, $5.6 million, and $5.2 million, respectively. At December 31, 2006, future minimum rental income associated with these leases and subleases, are approximately $4.2 million in 2007, $3.6 million in 2008, $3.0 million in 2009, $2.1 million in 2010, $1.7 million in 2011 and $7.9 million thereafter.

Note — 11 Deferred Credits and Other Long-Term Liabilities

(in millions)	2006	2005

Deferred franchise revenues	$6.1	$6.5
Deferred income taxes	5.7	3.3
Deferred gains on unit conversions	3.5	4.0
Deferred rentals	3.8	3.7
Above-market rent obligations	3.2	0.4
Liability insurance reserves	1.7	1.4
Special cash dividends payable	0.7	1.4
Other	0.9	0.8

	$25.6	$21.5

The increase in above-market rent obligations includes $2.9 million recorded in connection with the Company’s acquisition of 13 franchised restaurants as described in note 25.

Note — 12 Common Stock

Share Repurchase Program.  Effective July 22, 2002, as amended on October 7, 2002, re-affirmed on May 27, 2005, and expanded on February 17, 2006 and June 27, 2006, the Company’s board of directors approved a share repurchase program of up to $165.0 million. The program, which is open-ended, allows the Company to

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

repurchase shares of the Company’s common stock from time to time. During 2006 and 2005, the Company repurchased and retired 1,486,714 and 1,542,872 shares of common stock for approximately $20.3 million and $19.5 million, respectively, under this program. Of the 2005 repurchases, $4.1 million settled in the first quarter of 2006 and was included in accounts payable at December 25, 2005. No repurchases were made in 2004.

From January 1, 2007 through February 25, 2007 (the end of the Company’s second period for 2007), the Company repurchased and retired an additional 136,400 shares of common stock for approximately $2.4 million. As of February 25, 2007, the remaining value of shares that may be repurchased under the program was $44.8 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $7.3 million for the remainder of fiscal 2007.

Dividends.  On May 11, 2005, the Company’s Board of Directors declared a special cash dividend of $12.00 per common share. The dividend, which totaled $352.9 million, was paid on June 3, 2005 to the common shareholders of record at the close of business on May 23, 2005. The Company funded the dividend with a portion of the net proceeds from the sale of Church’s and a portion of the net proceeds from the 2005 Credit Facility. For financial reporting purposes, this dividend was charged to the Company’s accumulated deficit. During 2006, the Company paid dividends of approximately $0.7 million associated with vested restricted share awards which were accrued at December 25, 2005. As of December 31, 2006 accrued dividends associated with unvested restricted share awards were approximately $1.4 million.

Note — 13 Stock Option Plans

The 1992 Stock Option Plan.  Under the 1992 Nonqualified Stock Option Plan, the Company was authorized to issue options to purchase approximately 1.2 million shares of the Company’s common stock. As of November 13, 2002, the Company no longer grants options from this plan. At December 31, 2006, all of the outstanding options were exercised.

The 1996 Nonqualified Performance Stock Option Plan.  In April 1996, the Company created the 1996 Nonqualified Performance Stock Option Plan. This plan authorized the issuance of options to purchase approximately 1.6 million shares of the Company’s common stock. As of November 13, 2002, the Company no longer grants options from this plan. The options outstanding as of December 31, 2006 allow certain employees of the Company to purchase approximately 0.1 million shares of common stock. Vesting was based upon the Company achieving annual levels of earnings before interest, taxes, depreciation and amortization over fiscal year periods beginning with fiscal year 1996 through 1998. From 1999 through 2001, vesting was based on earnings. If not exercised, the options expire ten years from the date of issuance. Under this plan, compensation expense was recorded over the service period.

The 1996 Nonqualified Stock Option Plan.  In April 1996, the Company created the 1996 Nonqualified Stock Option Plan. This plan authorized the issuance of approximately 4.1 million options. As of November 13, 2002, the Company no longer grants options from this plan. The options currently granted and outstanding as of December 31, 2006 allow certain employees of the Company to purchase approximately 0.2 million shares of common stock, which vest at 25% per year. If not exercised, the options expire seven years from the date of issuance.

The 2002 Incentive Stock Plan.  In February 2002, the Company created the 2002 Incentive Stock Plan. This plan authorized the issuance of 4.5 million shares of the Company’s common stock. All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding as of December 31, 2006 allow certain employees of the Company to purchase approximately 0.4 million shares of common stock (which vest at 25% per year) and 0.1 million shares of common stock (which vest at 33.3% per year). If not exercised, the options expire seven years from the date of issuance. As of May 25, 2006, the Company no longer grants options under this plan.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

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

Modifications to outstanding awards.  During 2005, in connection with the declaration of the special cash dividend discussed at Note 12, the Company’s Board of Directors approved adjustments to outstanding options under the Company’s employee stock option plans. The modifications adjusted the exercise price and the number of shares associated with each employee’s outstanding stock options to preserve the value of the options after the special cash dividend. The Company did not recognize a charge as a result of the modifications because the intrinsic value of the awards and the ratio of the exercise price to the market value per share for each award did not change.

A Summary of Stock Option Plan Activity.  The table below summarizes the activity within the Company’s stock option plans for 2006.

	2006
			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Term	Value
(shares in thousands)	Shares	Exercise Price	(years)	(millions)

Stock options:
Outstanding at beginning of year	1,840	$10.80
Granted options	—	—
Exercised options	(1,012)	10.52
Modification to awards	—	—
Cancelled options	(31)	10.66

Outstanding at end of year	797	$11.16	3.2	$5.2

Exercisable at end of year	500	$10.92	2.9	$3.4

Shares available for future grants under the plans at end of year	3,273

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2006 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The Company recognized approximately $1.2 million, $0.5 million and $0.1 million in stock based compensation expense associated with its stock option grants during 2006, 2005 and 2004, respectively. As of December 31, 2006, there was approximately $1.4 million of total unrecognized compensation costs related to unvested stock options which are expected to be recognized over a weighted average period of approximately 1.7 years.

The weighted-average grant date fair value of awards granted during 2005 and 2004 was $8.89 and $9.92, respectively. The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was $6.6 million, $31.9 million and $3.2 million, respectively.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

The following table summarizes the non-vested stock option activity for the 53 week period ended December 31, 2006:

		Weighted
		Average
		Grant Date
(shares in thousands)	Shares	Value

Non-vested stock options outstanding at beginning of period	553	$5.57
Granted	—	—
Vested	(239)	5.57
Forfeited	(17)	5.99

Non-vested stock options outstanding at end of period	297	$5.55

Restricted Share Awards

The Company has granted 244,372 restricted shares pursuant to the 2002 Incentive Stock Plan. These awards are amortized as expense on a graded-vesting basis. The Company recognized approximately $2.0 million, $2.4 million, and $0.3 million in stock-based compensation expense associated with these awards during 2006, 2005 and 2004, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period. The Company paid dividends of approximately $0.7 million associated with vested awards during both fiscal year 2006 and fiscal year 2005.

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
		Date Fair		Date Fair		Date Fair
(share awards in thousands)	Shares	Value	Shares	Value	Shares	Value

Non-vested restricted share awards:
Outstanding beginning of year	173	$24.84	50	$20.95	—	$—
Granted	56	13.45	138	24.61	50	20.95
Vested	(61)	24.91	(5)	20.95	—	—
Cancelled	—	—	(10)	24.53	—	—

Outstanding end of year	168	$21.00	173	$24.84	50	$20.95

As of December 31, 2006, there was approximately $0.6 million of total unrecognized compensation cost related to nonvested restricted stock awards which are expected to be recognized over a weighted-average period of approximately 0.9 years.

Restricted Share Units

On September 1, 2006, the Company granted 22,599 restricted stock units (RSUs) to members of its board of directors pursuant to the 2006 Incentive Stock Plan. Vested RSUs are convertible into shares of the Company’s common stock on a 1:1 basis at such time the director no longer serves on the board of the Company. The market value of the RSUs as of the date of grant was $15.01 per share. One third of the awards vested on the date of grant, and the unvested awards vest one-twelfth on the 26th of each month through April 26, 2007. On November 25, 2006, the Company granted an additional 2,930 RSUs to new members of its board of directors pursuant to the 2006 Incentive Stock Plan. The market value of the RSUs as of the date of grant was $17.10 per share. One-sixth of the awards vested on the date of grant, and the unvested awards vest one-sixth on the 26th of each month through April 26, 2007.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

The Company recognized $0.2 million in stock based compensation expense associated with these awards during the 2006. As of December 31, 2006, there was approximately $0.1 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

Note — 14 Other Employee Benefit Plans

401(k) Savings Plan.  The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 75.0% of their eligible compensation to the Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 4.0% of their eligible compensation in 2006 (increasing to 5% in 2007). The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.2 million, $0.2 million, and $0.5 million during 2006, 2005 and 2004, respectively, for its contributions to the Plan.

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

A reconciliation of the benefit obligation follows.

(in millions)	2006	2005

Benefit obligation at beginning of year	$—	$2.6
Service cost	—	—
Interest cost	—	—
Loss due to curtailments	—	0.1
Loss due to settlements	—	0.2
Change in cumulative actuarial (gain)/loss	—	—
Settlement payments	—	(2.9)
Benefits paid	—	—

Benefit obligation at end of year	$—	$—

During 2006, 2005 and 2004, benefits paid under the plan were less than $0.1 million per year. Expense for the retirement plan, for fiscal years 2006, 2005 and 2004, included the following cost components:

(in millions)	2006	2005	2004

Service costs	$—	$—	$0.2
Interest costs	—	—	0.1

Plan expense	$—	$—	$0.3

The Company’s assumptions used in determining the plan cost and liabilities included a 5.8% per annum discount rate and a 0.0% rate of salary progression in 2004.

During 2005, the Company terminated its post-retirement medical and dental benefits plan for certain retirees and their spouses. The accumulated post-retirement benefit obligation for the plan at December 31, 2006 and

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

December 25, 2005, was approximately zero and zero, respectively. The net periodic expense for the medical coverage continuation plan was less than $0.1 million for 2006, less than $0.1 million for 2005, and approximately $0.1 million for 2004.

A reconciliation of the medical benefit obligation follows.

(in millions)	2006	2005

Benefit obligation at beginning of year	$—	$0.6
Service cost	—	—
Interest cost	—	—
Curtailments	—	—
Change in cumulative actuarial (gain)/loss	—	(0.2)
Settlement payments	—	(0.4)
Benefits paid	—	—

Benefit obligation at end of year	$—	$—

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

Note — 15 Commitments and Contingencies

Supply Contracts.  Supplies are generally provided to Popeyes franchised and company-operated restaurants, pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. The Company, its franchisees and the owners of Cinnabon bakeries hold membership interests in SMS in proportion to the number of restaurants they own. At December 31, 2006, the Company held one of SMS’s seven board seats. The operations of SMS are not included in the consolidated financial statements and the investment is accounted for using the cost method.

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
For Fiscal Years 2006, 2005 and 2004

for future years may be adjusted based on revised estimates of need, whether due to restaurant openings and closings, changes in SMS’s membership, changes in the business, or changes in general economic conditions.

The estimated minimum level of purchases under these contracts is $173.3 million for 2007 and $183.7 million for 2008. AFC has agreed to indemnify SMS for any shortfall between actual purchases by the Popeyes system and the annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. The indemnification has not been recorded as an obligation in the Company’s balance sheets. The Company does not expect any material loss to result from the indemnification because it does not believe that performance, on its part, will be required.

The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants, respectively, which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup.

Formula and Supply Agreements with Former Owner.  The Company has a formula licensing agreement with Alvin C. Copeland, the founder of Popeyes and the present primary owner of Diversified Foods and Seasonings, Inc. (“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the Popeyes fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay Mr. Copeland approximately $3.1 million annually until March 2029. During each of 2006, 2005 and 2004, the Company expensed approximately $3.1 million under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.

King Features Agreements.  The Company has several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which they have the non-exclusive license to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States have the non-exclusive use of the image and likeness of the cartoon character “Popeye” and certain companion characters. The Company is obligated to pay King Features a royalty of approximately $1.0 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of the Company’s gross revenues from the sale of products outside of the Popeyes restaurant system, if any. These agreements extend through June 30, 2010.

During 2006, 2005 and 2004, payments made to King Features were $1.0 million, $1.0 million and $0.9 million, respectively. A portion of these payments was made from the Popeyes cooperative advertising fund (Note 2) and the remainder by the Company.

Business Process Services.  Certain accounting and information technology services are provided to the Company under an agreement with Convergys Corporation which expires April 30, 2009. At December 31, 2006, future minimum payments under this contract are $1.3 million in 2007, and $1.3 million in 2008 and $0.4 million in 2009. During 2006, 2005 and 2004, the Company expensed $1.9 million, $2.1 million, and $3.7 million, respectively, under this agreement.

Information Technology Outsourcing.  Certain information technology services are provided to the Company under an Information Technology Services Agreement with IBM which expires December 28, 2008. At December 31, 2006, future minimum payments under this contract are $1.8 million in 2007, and $1.8 million in 2008. During 2006, 2005 and 2004, the Company expensed $2.9 million, $7.3 million and $8.0 million, respectively, under this agreement.

Employment Agreements.  As of December 31, 2006, the Company had employment agreements with three senior executives which provide for annual base salaries ranging from $220,000 to $500,000, subject to annual

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The initial terms of the agreements end in 2006 or 2007, unless earlier terminated or otherwise renewed pursuant to the terms thereof and are automatically extended for successive one-year periods following the expiration of each term unless notice is given by the Company or the executive not to renew. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, one times his annual base salary and one times the bonus payable to the individual for the fiscal year in which such termination occurs. Under the agreements, upon a change of control of the Company and a significant reduction in the executive’s responsibilities or duties, the executive may terminate his employment and would be entitled to receive the same severance pay he would have received had his employment been terminated without cause.

In addition, the Company has an employment agreement with its Chairman of the Board providing a base salary of $150,000, health and welfare benefits under the Company’s regular and ongoing plans, and a tax gross up if he is obligated to pay certain excise taxes under the tax code. The current term of the agreement expires as of the date of the 2007 Annual Meeting of Stockholders. The agreement provides that in the event of a termination without cause or if he is not re-elected to the Board at the Annual Meeting during the term of the agreement, the Company will pay his full annual base salary for the year of termination ($150,000) less any amount of such base salary that has been previously paid to him, and the vesting of his stock-based compensation will accelerate. The agreement also contains covenants regarding confidentiality and non-competition and dispute resolution clauses.

AFC Loan Guarantee Programs.  In March 1999, the Company implemented a program to assist qualified current and prospective franchisees in obtaining the financing needed to purchase or develop franchised restaurants at competitive rates. Under the program, the Company guarantees up to 20% of the loan amount toward a maximum aggregate liability for the entire pool of $1.0 million. For loans within the pool, the Company assumes a first loss risk until the maximum liability for the pool has been reached. Such guarantees typically extend for a three-year period. At December 31, 2006, approximately $0.7 million was borrowed under this program, of which the Company was contingently liable for approximately $0.1 million in the event of default.

In November 2002, the Company implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. Under the program, the Company assumes a first loss risk on the portfolio up to 10% of the sum of the original funded principal balances of all program loans. At December 31, 2006, approximately $1.4 million was borrowed under this program, of which the Company was contingently liable for approximately $0.2 million in the event of default. During 2004, the re-imaging and facility upgrade portions of this program were cancelled.

The loan guarantees under both these programs have not been recorded as an obligation in the Company’s consolidated balance sheets. The Company does not expect any material loss to result from these guarantees because it does not believe that any indemnity under this agreement will be necessary.

Litigation.  The Company was previously involved in several lawsuits arising from its announcements on March 24, 2003 and April 22, 2003 indicating that it would restate certain previously issued financial statements including a derivative lawsuit filed by plaintiffs claiming to be acting on behalf of AFC and certain Section 10(b) and Section 11 securities litigation. During the second quarter of 2005, the Company settled these lawsuits and recognized $21.8 million of charges related to shareholder litigation, including $15.5 million associated with the joint settlement agreements.

On April 30, 2003, the Company received an informal, nonpublic inquiry from the staff of the SEC requesting voluntary production of documents and other information. The requests, for documents and information, to which we have responded, relate primarily to the Company’s announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002. The staff has informed the

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

Company’s counsel that the SEC has issued an order authorizing a formal investigation with respect to these matters. The Company has cooperated with the SEC in these inquiries.

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

The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 31, 2006, the Company’s insurance reserves of approximately $2.1 million were partially collateralized by letters of credit and/or cash deposits of $5.3 million.

Environmental Matters.  The Company is subject to various federal, state and local laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations. Certain of the Company’s current and formerly owned and/or leased properties (including certain Church’s locations) are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Certain of these properties previously contained underground storage tanks (“USTs”), and some of these properties may currently contain abandoned USTs. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, the Company, as the current or former owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at its properties that are unrelated to USTs. The Company has obtained insurance coverage that it believes is adequate to cover any potential environmental remediation liabilities.

Foreign Operations.  The Company’s international operations are limited to franchising activities. During 2006, 2005 and 2004, such operations represented approximately 8.8%, 8.2%, and 9.1% of total franchise revenues, respectively; and approximately 4.7%, 4.5%, and 4.0% of total revenues, respectively. At December 31, 2006, approximately $0.7 million of the Company’s accounts receivable were related to our international franchise operations.

Significant Franchisee.  During 2006, 2005 and 2004, one domestic franchisee accounted for approximately 11.0%, 11.6%, and 10.2% respectively of the Company’s royalty revenues.

Geographic Concentrations.  Of AFC’s domestic company-operated and franchised restaurants, the majority are located in the southern and southwestern United States. The Company’s international franchisees operate in Korea, Indonesia, Canada, Mexico and various countries throughout Central America, Asia and Europe.

The Company had 116 franchised restaurants in Korea as of December 31, 2006 as compared to 154 at December 25, 2005. The decline in the number of Korean restaurants was primarily due to weaker performance by the Company’s master franchisee in that country. The Company agreed to abate the entire 3% royalty due to be paid to it by that franchisee for the last two quarters of 2005 and to abate one-third of the royalties to be paid to the Company directly during the first two quarters of 2006. The conditional relief totaled $0.7 million in 2005 and

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

$0.2 million in the first half of 2006. During 2006, 2005 and 2004, total franchise revenues related to the Company’s Korean operations, net of the relief for 2006 and 2005, were $1.3 million, $1.0 million, and $1.4 million.

Note — 16 Adverse Effects of Hurricane

Hurricane Katrina.  During the third quarter of 2005, the company-operated restaurants in the New Orleans market were adversely affected by Hurricane Katrina. There were 36 company-operated restaurants which were temporarily closed as a result of Hurricane Katrina. At December 31, 2006, 21 of these restaurants had re-opened (1 of which had temporarily closed due to fire damage), 8 had been permanently closed, and 7 remained temporarily closed.

Outlook for Temporarily Closed Restaurants.  The Company expects to re-open 2 to 3 additional restaurants during fiscal year 2007. The outlook for the remaining 4 to 5 temporarily closed restaurants is uncertain and each will be evaluated on an ongoing basis to determine which restaurants will be re-opened at their current site, relocated, or permanently closed. That evaluation will be influenced by the re-settlement of New Orleans. The net book value of these restaurants is approximately $1.8 million as of December 31, 2006, with two restaurants representing approximately $1.7 million of this amount. If the Company determines that the city’s rebuilding efforts in the areas surrounding these stores do not provide sufficient customer traffic to support our restaurants, these stores may be permanently closed, resulting in an impairment charge to reduce the book value of these restaurants to reflect the market value at that time.

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

The Company has recorded a receivable for insurance recoveries to the extent losses have been incurred, and the realization of a related insurance claim, net of applicable deductibles, is probable. As of December 31, 2006, the Company has recognized receivables for $3.5 million in net book value write-downs for real property and equipment damages, $2.4 million of business interruption losses and other costs, and $0.3 million of lost inventory. The Company’s insurance carriers have advanced $5.0 million against these and other claims made by the Company.

The Company believes its estimated recoverable losses at replacement value under the terms of its insurance policies will exceed the net book value of damaged assets and will exceed the insurance proceeds received to date. However, we are currently engaged in discussion with our insurance carriers and are unable to estimate the full amount of recovery.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

Note — 17 Other Expenses (Income), Net

(in millions)	2006	2005	2004

Shareholder litigation, special investigation, and other	$(0.3)	$21.8	$3.8
Asset write-downs	0.1	5.8	4.8
Hurricane-related costs (other than impairments)	1.7	3.1	—
Estimated insurance proceeds for hurricane and other property damage	(1.0)	(5.6)	—
Net gain on sale of assets	(2.3)	(1.4)	(0.5)
Restaurant closures and refurbishments	—	(0.5)	—
Corporate lease termination	—	—	9.0
Restatement costs	—	—	—

	$(1.8)	$23.2	$17.1

For a discussion of shareholder litigation, all of which was settled in 2005, see Note 15.

Of the $0.1 million and $5.8 million of asset write-downs incurred during 2006 and 2005, approximately $(0.6) million and $4.1 million related to estimates of Hurricane Katrina real property and equipment damage estimates. Hurricane related costs include relief and other payments to employees, ongoing rental expense for temporarily idled but useable restaurants, accruals of future rental expense for permanently closed restaurants and those restaurants that are temporarily unusable, inventory write-offs, clean-up costs, restaurant pre-opening costs for re-opened restaurants, and a donation to the American Red Cross. For a discussion of the adverse effects of hurricanes, related impairments, other hurricane-related costs, and estimated insurance proceeds for hurricane damages, see Note 16.

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

During 2004, as part of a restructuring of its corporate operations, the Company terminated the lease for its corporate headquarters. Total costs incurred associated with the lease termination, less the write-off of deferred rent balances, were $9.0 million. For a discussion of the corporate restructuring, see Note 23.

Note — 18 Interest Expense, Net

(in millions)	2006	2005	2004

Interest on debt, less capitalized amounts	$11.1	$9.2	$4.2
Amortization and write-offs of debt issuance costs	1.3	2.7	1.4
Other debt related charges	0.3	0.5	0.9
Interest income	(1.6)	(5.6)	(1.0)

	$11.1	$6.8	$5.5

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

Note — 19 Income Taxes

Total income taxes for fiscal years 2006, 2005 and 2004, were allocated as follows:

(in millions)	2006	2005	2004

Income tax expense (benefit):
From continuing operations	$12.0	$(5.3)	$(10.7)
From discontinued operations	—	94.1	(11.9)

Income taxes in the statements of operations, net	12.0	88.8	(22.6)
Income taxes charged (credited) to statements of shareholders’ equity (deficit):
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1.8)	(11.2)	(1.1)
Other comprehensive income	—	0.7	—

Total	$10.2	$78.3	$(23.7)

Total U.S. and foreign (loss) income before income taxes, discontinued operations and accounting change for fiscal years 2006, 2005 and 2004, were as follows:

(in millions)	2006	2005	2004

United States	$29.8	$(17.7)	$(29.1)
Foreign	4.4	4.0	4.2

Total	$34.2	$(13.7)	$(24.9)

The components of income tax expense associated with continuing operations were as follows:

(in millions)	2006	2005	2004

Current income tax expense:
Federal	$7.7	$(13.7)	$(14.5)
Foreign	0.6	0.7	2.1
State	1.5	(1.6)	(1.5)

	9.8	(14.6)	(13.9)
Deferred income tax expense (benefit):
Federal	2.1	7.3	3.2
State	0.1	2.0	—

	2.2	9.3	3.2

	$12.0	$(5.3)	$(10.7)

Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company’s U.S. income tax liabilities.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

Reconciliations of the Federal statutory income tax rate to the Company’s effective tax rate associated with continuing operations are presented below:

	2006	2005	2004

Federal income tax rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	1.1	(10.9)	(4.0)
Valuation allowance	4.4	13.9	—
Non-deductible meals	0.2	0.4	0.2
Benefit of job tax credits	(0.3)	(0.4)	(1.1)
Adjustments to estimated tax reserves	0.3	(0.7)	(3.2)
State deferred tax rate change	—	(0.5)	—
Tax free interest income	(0.2)	(7.5)	—
Provision to return adjustments	(5.8)	2.8	—
Other items, net	0.4	(0.8)	0.1

Effective income tax benefit rate	35.1%	(38.7)%	(43.0)%

Adjustments to estimated tax reserves include changes in tax reserves established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events we believe may impact our exposure.

Provision to return adjustments include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Operations to amounts reflected on our tax returns.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in millions)	2006	2005

Deferred tax assets:
Deferred franchise fee revenue	$3.7	$4.1
State net operating loss carryforwards	3.4	1.9
Deferred rentals	2.9	1.9
Deferred compensation	1.6	1.0
Allowance for doubtful accounts	0.4	0.8
Insurance accruals	0.6	0.6
Other accruals	0.6	0.6
Property, plant and equipment	—	0.2
Reorganization costs	2.2	2.2

Total gross deferred tax assets	$15.4	$13.3

Deferred tax liabilities:
Franchise value and trademarks	$(13.9)	$(13.2)
Insurance proceeds	(1.0)	(2.1)
Property, plant and equipment	(2.1)	—
Other	(0.7)	(0.6)

Total gross deferred liabilities	(17.7)	(15.9)
Valuation allowance	(3.4)	(1.9)

Net deferred tax liability	$(5.7)	$(4.5)

The Company assesses quarterly the likelihood that the deferred tax assets will be recovered. To make this assessment, historical levels of income, expectations and risks associated with estimates of future taxable income are considered. If recovery is not likely, we increase our valuation allowance for the deferred tax assets that we estimate will not be recovered.

At December 31, 2006, the Company had state net operating losses (“NOLs”) of approximately $65.1 million which begin to expire in 2008. The Company established a full valuation allowance on the deferred tax asset related to these NOLs as it is more likely than not that such tax benefit will not be realized. As such, the Company has established a valuation allowance of approximately $3.4 million at December 31, 2006 and $1.9 million at December 25, 2005.

Included in accrued liabilities at December 31, 2006 and December 25, 2005 are accrued income tax reserves of $4.5 million and $3.6 million, respectively.

During July, 2006, the Company received a tax assessment from the Canadian Revenue Authority (“CRA”). The assessment relates to a voluntary disclosure filed by the Company during 2003 on behalf of its former Seattle Coffee subsidiary, and the payment of $1.0 million of estimated tax liabilities. The CRA has assessed $0.3 million of interest associated with the earlier payment and an additional $0.5 million of taxes associated with certain disallowed deductions. The Company has appealed the assessment and is presently unable to estimate a probable loss contingency as it concerns the disallowed deductions.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

Note — 20 Components of Earnings Per Share Computation

(in millions)	2006	2005	2004

Numerators for income (loss) per share computation:
Loss before discontinued operations and accounting change	$22.2	$(8.4)	$(14.3)
Discontinued operations, net of income taxes	0.2	158.0	39.1
Cumulative effect of accounting change, net of income taxes	—	—	(0.2)

Net income (loss)	$22.4	$149.6	$24.6

Denominator for basic earnings per share — weighted average shares	29.5	29.1	28.1
Dilutive employee stock options(a)	0.3	—	—

Denominator for diluted earnings per share	29.8	29.1	28.1

(a)	In 2005 and 2004, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “loss before discontinued operations and accounting change.” The number of additional shares that otherwise would have been included in the denominator for the dilutive earnings per share computation were 0.8 million shares in 2005 and 1.0 million shares in 2004.

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

In October 1998, the Company loaned certain officers of the Company an aggregate of $1.3 million to pay for shares of common stock offered by AFC in connection with the acquisition of Cinnabon. During 1999, AFC loaned two officers of the Company an aggregate of $0.4 million to pay for shares of common stock offered by other departing officers. All the individual notes had similar terms. Each full recourse note bears interest at 7.0% per annum with principal and interest payable at December 31, 2005. The notes were secured primarily by the shares purchased by the employees. During 2004, the balance of the $0.4 million loaned during 1999 was paid. The remaining note receivable balances and interest receivable balances, net of payments, at December 25, 2005 and December 26, 2004 were included as a reduction to shareholders’ equity (deficit) in the accompanying consolidated balance sheets and consolidated statements of shareholders’ equity (deficit).

The $1.1 million of notes receivable (including accrued interest) due from officers outstanding at December 25, 2005 was satisfied in full on December 31, 2005 through the transfer of 74,052 shares of the Company’s common stock.

Note — 22 Discontinued Operations

Church’s Chicken.  On December 28, 2004, the Company sold its Church’s brand to an affiliate of Crescent Capital Investments, Inc. for approximately $379.0 million in cash and a $7.0 million subordinated note, subject to customary closing adjustments. Concurrent with the sale of Church’s, the Company sold certain real property to a Church’s franchisee for approximately $3.7 million in cash. Cash proceeds of these two sales, net of transaction costs and adjustments, were approximately $367.6 million.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

The subordinated note bears interest at 8% per year, and is due in full on December 31, 2012. The payment of interest is accomplished by the issuance of additional subordinated notes on each June 30th and December 31st up to but not including the maturity date. The issuer may choose to make voluntary payments in cash on the interest date beginning with December 31, 2008, provided that all obligations to Senior Creditors have been indefeasibly paid in full in cash and all other commitments to the Senior Creditors have been terminated. The note is subordinated to all other debt obligations related to AFC Enterprises, Inc.’s sale of Church’s to an affiliate of Crescent Capital Investments, Inc.

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

Summary operating results for these discontinued operations were as follows:

(in millions)	2006	2005	2004

Total revenues:
Church’s	$—	$—	$261.3
Cinnabon	—	—	37.1

Total revenues	$—	$—	$298.4

Income (loss) from operations:
Church’s	$(0.1)	$—	$40.9
Cinnabon	0.3	—	(7.8)
Income tax benefit (expense)	—	—	(14.4)

Income from operations, net	$0.2	$—	$18.7

Income (loss) from sale of businesses:
Church’s	$—	$252.1	$—
Cinnabon	—	—	(5.1)
Seattle Coffee	—	—	(0.8)
Income tax benefit (expense)	—	(94.1)	26.3

Income from sale of businesses, net	—	158.0	20.4

Discontinued operations, net of income taxes	$0.2	$158.0	$39.1

The above operational results include the write-off of $6.5 million of Cinnabon intangible assets in 2004.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

Note — 23 Restructuring of Corporate Operations and Other

Restructuring of Corporate Operations.  During 2004, the Company began a restructuring of its corporate operations which it completed in 2006. The restructuring included: (1) the reduction of AFC’s corporate staffing in concert with the divestiture of Cinnabon and Church’s, (2) the closure of AFC’s corporate offices, (3) the integration of AFC’s corporate function into the Popeyes corporate function, and (4) the termination or restructuring of certain outsourcing and other contractual arrangements. A summary of the total restructuring costs incurred is presented below.

				Incurred
(in millions)	2006	2005	2004	to date

Contract terminations and other	$1.0	$2.1	$9.0	$12.1
Employee termination benefits	—	0.4	3.4	3.8

Total restructuring charges	$1.0	$2.5	$12.4	$15.9

The $9.0 million charge for contract terminations during 2004 was associated with the termination of the Company’s corporate office lease. For financial reporting purposes, that charge is included as a component of “other expenses (income), net.” All other costs associated with the restructuring are a component of “general and administrative expenses.” For business segment reporting purposes, all of these costs are included within our corporate operations.

Other.  During 2005, general and administrative expenses included $5.8 million of stay bonuses and severance costs paid to the Company’s former Chief Executive Officer, former Chief Financial Officer, and former General Counsel who resigned during 2005. For business segment reporting purposes, these costs are included within our corporate operations.

Note — 24 Segment Information (Continuing Operations)

The Company’s reportable business segments are its franchise operations and its company-operated restaurants.

Historically, the Company had three business segments: chicken, bakery and coffee. After the divestitures of Seattle Coffee and Cinnabon, the Company reported one business segment: chicken. During the fourth quarter of 2005, the Company reassessed its business segment reporting taking into consideration the divesture of Church’s and the progress achieved on its corporate restructuring. Based on that assessment, the Company determined it appropriate to report two business segments: franchise operations and company-operated restaurants. In the Company’s business segment disclosures, information for 2004 has been restated to conform to the current year’s presentation.

Corporate revenues are principally rental income from leasing and sub-leasing agreements with third parties.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

		Company -
	Franchise	Operated
(in millions)	Operations	Restaurants	Corporate	Total

2006
Total revenues	$87.8	$65.2	$—	$153.0
Operating profit (loss) before allocations	74.2	5.2	(34.1)	45.3
Corporate overhead allocations(a)	(29.6)	(3.8)	33.4	—

Operating profit(b)	44.6	1.4	(0.7)	45.3
Depreciation and amortization	2.1	4.3	—	6.4
Capital expenditures	0.7	6.3	—	7.0
Goodwill — year end	8.9	2.8	—	11.7
Total assets — year end	85.9	47.9	29.3	163.1
2005
Total revenues	$82.9	$60.3	$0.2	$143.4
Operating profit (loss) before allocations	67.3	1.0	(75.2)	(6.9)
Corporate overhead allocations(a)	(24.9)	(2.8)	27.7	—

Operating profit (loss)(b)	42.4	(1.8)	(47.5)	(6.9)
Depreciation and amortization	2.3	3.6	1.4	7.3
Capital expenditures	0.5	3.7	—	4.2
Goodwill — year end	8.9	0.7	—	9.6
Total assets — year end	90.6	32.5	89.6	212.7
2004
Total revenues	$77.5	$85.8	$0.6	$163.9
Operating profit (loss) before allocations	65.9	3.0	(88.3)	(19.4)
Corporate overhead allocations(a)	(22.2)	(3.0)	25.2	—

Operating profit (loss)(b)	43.7	—	(63.1)	(19.4)
Depreciation and amortization	1.8	3.7	4.5	10.0
Capital expenditures	—	3.7	4.8	8.5
Goodwill — year end	8.9	0.7	—	9.6
Total assets — year end(c)	77.5	33.3	251.1	361.9

(a)	Corporate overhead allocations include costs directly related to the operation of each segment and estimated charges based upon each segment’s relative contribution to the Company’s operations.

(b)	For all years presented, corporate operating loss, after allocations, relates principally to the AFC corporate offices which were closed during 2005. Costs associated with the Popeyes corporate function and certain AFC costs directly related to our operating segments are allocated to the Company’s franchise operations and company-operated restaurants. In 2006, the Company’s corporate operating profit represents a settlement of legal matters associated with shareholder litigation. In 2005, the Company’s corporate operating loss includes $21.8 million associated with the settlement of shareholder litigation.

(c)	For the year ended 2004, corporate assets include the assets of discontinued operations of approximately $153.3 million.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

Note — 25 Acquisition

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

(in millions)	2006

Cash	$9.3
Long-term debt assumed	3.3
Above-market rent obligations	2.9
Transaction costs	0.3

Total purchase price	$15.8

Assets acquired
Property and equipment	$3.7
Goodwill	2.0
Reacquired franchise rights	9.0
Deferred tax asset	1.1

Total assets acquired	$15.8

The reacquired franchise rights are amortized over the remaining life of the franchise agreements. The weighted average life of the reacquired franchise rights is 14 years.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

The following unaudited pro forma condensed consolidated summary operating results of the Company for fiscal year 2006 and 2005, have been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statement of operations to give effect to the acquisition as if it had been consummated as of December 27, 2004. The pro forma results include adjustments to recognize depreciation and amortization expense on the allocated purchase price of the acquired assets, interest expense on debt assumed, rent expense on properties leased from the seller, and the elimination of royalty revenues and expenses. The pro forma information does not necessarily reflect the actual results that would have been attained nor necessarily indicative of future results of the operations of the combined companies:

(in millions, except per share data)	2006	2005

Total revenues	$158.1	$159.0
Operating (loss) profit	45.7	(5.1)
Income (loss) before discontinued operations	22.2	(7.7)

Net income	$22.4	$150.3

Basic earnings per common share
Income (loss) before discontinued operations	$0.75	$(0.27)
Discontinued operations, net of income taxes	0.1	5.43

Net income	$0.76	$5.16

Diluted earnings per common share
Income (loss) before discontinued operations	$0.74	$(0.27)
Discontinued operations, net of income taxes	0.1	5.43

Net income	$0.75	$5.16

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For Fiscal Years 2006, 2005 and 2004

Note — 26 Quarterly Financial Data (Unaudited)

	2006
	First(a)	Second	Third	Fourth(b)
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

Results of Operations

Total revenues	$42.6	$34.4	$36.0	$40.0
Operating profit	12.7	10.6	11.9	10.1
Income before discontinued operations and accounting change	5.7	5.0	5.9	5.6
Net income	5.8	5.1	5.9	5.6
Basic earnings per common share

Income before discontinued operations and accounting change	$0.19	$0.17	$0.20	$0.19
Net income	0.19	0.18	0.20	0.19
Diluted earnings per common share

Income before discontinued operations and accounting change	$0.19	$0.16	$0.20	$0.19
Net income	0.19	0.17	0.20	0.19

	2005
	First(a)	Second	Third	Fourth(b)
	Quarter	Quarter	Quarter	Quarter

Results of Operations

Total revenues	$46.3	$35.4	$31.2	$30.5
Operating profit (loss)	(17.7)	7.7	4.3	(1.2)
Income (loss) before discontinued operations and accounting change	(10.8)	5.2	0.2	(3.0)
Net income (loss)	146.1	4.9	0.1	(1.5)
Basic earnings (loss) per common share

Income (loss) before discontinued operations and accounting change	$(0.37)	$0.18	—	$(0.10)
Net income (loss)	5.04	0.17	—	0.05
Diluted earnings (loss) per common share

Income (loss) before discontinued operations and accounting change	$(0.37)	$0.17	—	$(0.10)
Net income (loss)	5.04	0.16	—	0.05

(a)	The Company’s first quarters for 2006 and 2005 contained sixteen weeks. The remaining quarters of 2006 and 2005 contained twelve weeks each, with the exception of the fourth quarter of 2006, which contained 13 weeks.

(b)	Significant fourth quarter adjustments recognized in 2005 include: (1) severances of $2.0 million, and (2) outsourcing contract termination costs of $2.1 million.