Form 10-Q
period 2007-04-22
AFC ENTERPRISES INC
filed 2007-05-31
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 22, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
Yes ☐      No ☑
     As of May 18, 2007 there were 29,349,154 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	04/22/07	12/31/06
ASSETS
Current assets:
Cash and cash equivalents	$8.3	$6.7
Accounts and current notes receivable, net	11.0	12.9
Prepaid income taxes	4.6	7.4
Other current assets	18.1	15.6

Total current assets	42.0	42.6

Long-term assets:
Property and equipment, net	40.3	39.9
Goodwill	11.7	11.7
Trademarks and other intangible assets, net	52.1	52.4
Other long-term assets, net	15.9	16.5

Total long-term assets	120.0	120.5

Total assets	$162.0	$163.1

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24.6	$23.8
Other current liabilities	12.5	10.9
Current debt maturities	1.4	1.4

Total current liabilities	38.5	36.1

Long-term liabilities:
Long-term debt	126.2	132.6
Deferred credits and other long-term liabilities	22.6	25.6

Total long-term liabilities	148.8	158.2

Commitments and contingencies

Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 29,434,343 and 29,487,648 shares issued and outstanding at April 22, 2007 and December 31, 2006, respectively)	0.3	0.3
Capital in excess of par value	158.7	161.7
Accumulated deficit	(185.2)	(194.4)
Accumulated other comprehensive income	0.9	1.2

Total shareholders’ deficit	(25.3)	(31.2)

Total liabilities and shareholders’ deficit	$162.0	$163.1

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	16 Weeks Ended
	04/22/07	04/16/06
Revenues:
Sales by company-operated restaurants	$24.5	$16.1
Franchise revenues	25.1	24.9
Other revenues	1.4	1.6

Total revenues	51.0	42.6

Expenses:
Restaurant employee, occupancy and other expenses	12.3	8.3
Restaurant food, beverages and packaging	8.2	5.2
General and administrative expenses	14.9	15.0
Depreciation and amortization	2.1	1.8
Other expenses (income), net	0.4	(0.4)

Total expenses	37.9	29.9

Operating profit	13.1	12.7
Interest expense, net	2.5	3.8

Income before income taxes and discontinued operations	10.6	8.9
Income tax expense	4.1	3.2

Income before discontinued operations	6.5	5.7
Discontinued operations, net of income taxes	(0.1)	0.1

Net income	$6.4	$5.8

Earnings per common share, basic:
Income before discontinued operations	$0.22	$0.19
Discontinued operations, net of income taxes	—	—

Net income	$0.22	$0.19

Earnings per common share, diluted:
Income before discontinued operations	$0.22	$0.19
Discontinued operations, net of income taxes	—	—

Net income	$0.22	$0.19

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par		Comprehensive
	Shares	Amount	Value	Deficit	Income	Total
Balance at December 31, 2006	29,487,648	$0.3	$161.7	$(194.4)	$1.2	$(31.2)
Net income				6.4		6.4
Other comprehensive income
Net change in fair value of cash flow hedge, net of tax					(0.2)	(0.2)
Derivative gains realized in earnings during the period					(0.1)	(0.1)

Total comprehensive income						6.1

Issuance of common stock under stock option plans	316,691	—	3.1	—	—	3.1
Repurchases and cancellation of shares	(371,300)	—	(6.8)	—	—	(6.8)
Excess tax benefits from stock based compensation	—	—	0.9	—	—	0.9
Special cash dividend forfeited	—	—	—	0.2	—	0.2
Cancellation of shares	(33,916)	—	(0.6)	—	—	(0.6)
Issuance of restricted stock awards, net of forfeitures	35,220	—	—	—	—
Shared based payment expense	—	—	0.4	—	—	0.4
Cumulative effect of accounting change (Note 11)	—	—	—	2.6	—	2.6

Balance at April 22, 2007	29,434,343	$0.3	$158.7	$(185.2)	$0.9	$(25.3)

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	16 Weeks Ended
	04/22/07	04/16/06
Cash flows provided by (used in) operating activities:
Net income	$6.4	$5.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations, net of income taxes	0.1	(0.1)
Depreciation and amortization	2.1	1.8
Asset write-downs	0.3	(0.1)
Net (gain) on sale and disposal of assets	(0.1)	(0.1)
Deferred income taxes	0.6	0.2
Non-cash interest, net	(0.1)	0.3
Provision/(recovery) of credit losses	0.2	(0.1)
Excess tax benefits from stock-based compensation	(0.9)	(1.2)
Stock-based compensation expense	0.4	0.8
Change in operating assets and liabilities:
Accounts receivable	3.6	3.3
Prepaid income taxes	3.8	11.8
Other operating assets	—	(0.1)
Accounts payable and other operating liabilities	(0.3)	(12.8)

Net cash provided by operating activities of continuing operations	16.1	9.5

Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(2.6)	(1.5)
Proceeds from dispositions of property and equipment	—	0.6
Purchases of short-term investments	—	(2.5)
Sales and maturities of short-term investments	—	20.8
Other, net	0.2	0.2

Net cash provided by (used in) investing activities	(2.4)	17.6

Cash flows provided by (used in) financing activities:
Principal payments — 2005 Credit Facility term loans	(6.3)	(28.9)
(Increase) decrease in restricted cash	(2.2)	0.7
Dividends paid	(0.7)	(0.7)
Proceeds from exercise of employee stock options	3.1	5.7
Excess tax benefits from stock-based compensation	0.9	1.2
Stock repurchases	(6.8)	(10.0)
Other, net	(0.1)	(0.4)

Net cash (used in) financing activities	(12.1)	(32.4)

Net increase (decrease) in cash and cash equivalents	1.6	(5.3)
Cash and cash equivalents at beginning of year	6.7	8.2

Cash and cash equivalents at end of quarter	$8.3	$2.9

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
2. Significant Accounting Policies
Significant Accounting Policies. The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2006, which are contained in the Company’s 2006 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following.
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States for complete financial statements is not included. The condensed consolidated balance sheet data as of December 31, 2006 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. We suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 2006 Form 10-K.
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
Use of Estimates. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, contingencies, income taxes, and losses and insurance recoveries related to Hurricane Katrina.
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
In the Company’s condensed consolidated financial statements, the advertising fund is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, Accounting for Franchise Fee Revenue. Contributions received and expenses of the advertising fund are excluded from the Company’s condensed consolidated statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s condensed consolidated balance sheets with the exception of (1) cash, which is restricted as to use and included as a component of “other current assets” and (2) the net fund balance, which is included in the Company’s condensed consolidated balance sheets as a component of “accounts payable.” The net fund balance was approximately $8.4 million at April 22, 2007 and $8.1 million at December 31, 2006.
Amounts associated with the advertising fund included in our condensed consolidated sheets at April 22, 2007 and December 31, 2006 were as follows:

(in millions)	04/22/07	12/31/06
Accounts and current notes receivable, net	$3.5	$3.7
Other current assets	14.5	12.5

	$18.0	$16.2

Accounts Payable:
Accounts payable	$9.6	$8.1
Net fund balance	8.4	8.1

	$18.0	$16.2

Recent Accounting Pronouncements That the Company Has Not Yet Adopted.
In September 2006, the FASB issued Statement of Financial Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 157 to determine the impact, if any, for the Company.
In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value with changes in the fair value recognized in earnings. The statement’s objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 159 to determine the impact, if any, for the Company.
3. Other Current Assets

(in millions)	04/22/07	12/31/06
Restricted cash	$12.7	$10.5
Other current assets of the advertising fund	2.2	2.2
Prepaid insurance	1.6	1.1
Prepaid expenses and other current assets	1.6	1.8

	$18.1	$15.6

The restricted cash balances at April 22, 2007 and December 31, 2006 are primarily associated with the advertising fund the Company maintains for its Popeyes restaurant system.

4. Other Current Liabilities

(in millions)	04/22/07	12/31/06
Accrued wages, bonuses and severances	$1.4	$2.3
Accrued income taxes reserves	5.5	4.5
Insurance proceeds recovered in excess of recognized losses (See Note 9)	1.8	—
Accrued interest	0.5	0.1
Accrued legal	0.6	0.6
Accrued employee benefits	0.4	0.9
Accrued lease obligations	0.7	0.7
Accrued property taxes	0.3	0.5
Other	1.3	1.3

	$12.5	$10.9

5. Long-Term Debt and Other Borrowings

(in millions)	04/22/07	12/31/06
2005 Credit Facility:
Revolving credit facility	$—	$—
Term loan	123.7	130.0
Capital lease obligations	0.8	0.8
Other notes	3.1	3.2

	127.6	134.0
Less current portion	(1.4)	(1.4)

	$126.2	$132.6

2005 Credit Facility. The 2005 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The 2005 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. As of April 22, 2007, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility.
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of April 22, 2007, the Company had $5.3 million of outstanding letters of credit.
On April 27, 2007, the Company entered into a Second Amendment (the “Second Amendment”) to its 2005 Credit Facility. The Second Amendment modifies the restrictions in the 2005 Credit Facility on AFC’s ability to repurchase stock by increasing the permitted stock repurchase limit by $40,000,000. This additional stock repurchase capacity is not subject to financial covenants and may be used during the remaining term of the 2005 Credit Facility. The Second Amendment also modifies certain definitions in the 2005 Credit Facility, the effect of which is to provide the Company with additional stock repurchase capacity based on certain financial covenant calculations. The effect of the amendment is to permit repurchase up to the full amount permitted under the Company’s board approved multi-year stock repurchase program.
2005 Interest Rate Swap Agreements. The 2005 Credit Facility bears interest based upon alternative indices plus an applicable margin as specified in the facility. Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110.0 million. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. During the sixteen week periods ended April 22, 2007 and April 16, 2006, the net interest income associated with these agreements was $0.5 million and $0.2 million, respectively. These agreements are accounted for as an effective cash flow hedge. At April 22, 2007, the fair value of these agreements was approximately $1.3 million and was recorded as a component of “other long-term assets, net.” The changes in fair value are recognized in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. As of April 22, 2007, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreements, was approximately 6.5%.
6. Share Repurchases
Effective July 22, 2002, as amended on October 7, 2002, re-affirmed on May 27, 2005, and expanded on February 17, 2006 and June 27, 2006, the Company’s board of directors approved a share repurchase program of up to $165.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During the sixteen week period ended April 22, 2007, the Company repurchased and retired 371,300 shares of common stock for approximately $6.8 million under this program. From April 23, 2007 through May 20, 2007 (the end of the Company’s fifth period for 2007), the Company repurchased and retired an additional 152,900 shares of common stock for approximately $3.1 million. As of May 20, 2007, the remaining value of shares that may be repurchased under the current program was $37.4 million.
7. Other Expenses (Income), Net

	16 Weeks Ended
(in millions)	04/22/07	04/16/06
Litigation related costs (proceeds)	$—	$(0.5)
Asset write downs	0.3	(0.1)
Other hurricane related costs	0.2	0.7
Estimated insurance proceeds related to hurricane damages and other asset losses	—	(0.4)
Net gain on sale of assets	(0.1)	(0.1)

	$0.4	$(0.4)

For a discussion of hurricane-related impairments, other hurricane-related costs and estimated insurance proceeds related to hurricane damages see Note 9.
8. Legal Matters
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
9. Adverse Effects of Hurricane
During the third quarter of 2005, the company-operated restaurants in the City of New Orleans were adversely affected by Hurricane Katrina. There were 36 company-operated restaurants which were temporarily closed as a result of Hurricane Katrina. As of April 22, 2007, 21 of these restaurants had been re-opened (one of which had subsequently closed due to fire damage), eight had been permanently closed, and seven remained temporarily closed. The Company expects to re-open two to three of the temporarily closed restaurants during the remainder of fiscal year 2007.
The outlook for the remaining temporarily closed restaurants is uncertain and each will be evaluated on an ongoing basis to determine which restaurants will be re-opened at their current site, relocated, or permanently closed. That evaluation will be influenced by the re-settlement of

New Orleans. The net book value of these restaurants is approximately $0.9 million as of April 22, 2007, with one restaurant representing approximately $0.8 million of this amount. If the Company determines that the city’s rebuilding efforts in the areas surrounding these stores do not provide sufficient customer traffic to support our restaurants, these stores may be permanently closed, resulting in an impairment charge to reduce the book value of these restaurants to reflect the market value at that time.
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
The Company has recognized insurance recoveries to the extent losses have been incurred in the amount of approximately $6.2 million. The Company’s insurance carriers have advanced $8.0 million against these and other claims made by the Company. The Company has deferred the recognition of any proceeds recovered in excess of losses recognized, approximately $1.8 million, in its financial statements until final settlement. The Company also continues to engage in discussions with its insurance carriers regarding business interruption losses and other costs and is currently unable to estimate the full amount of these recoveries upon final settlement.
The Company believes its estimated recoverable losses under the terms of its insurance policies will exceed the book value of damaged assets and incurred losses, and will exceed insurance proceeds received to date.
10. Interest Expense, Net

	16 Weeks Ended
(in millions)	04/22/07	04/16/06
Interest on debt	$2.7	$3.8
Amortization and write-offs of debt issuance costs	0.2	0.5
Other debt related charges	0.1	0.1
Interest income	(0.5)	(0.6)

	$2.5	$3.8

During the sixteen weeks ended April 22, 2007 and April 16, 2006, total payments made for interest were approximately $2.4 million and $6.3 million, respectively.
See Note 5 for a discussion of the 2005 Credit Facility.
11. Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As a result of implementing FIN 48, the Company recognized a $2.6 million decrease in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit. The amount of unrecognized tax benefits as of January 1, 2007 was approximately $5.4 million, which included approximately $1.5 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. There was no material change in the amount of unrecognized tax benefits in the quarter ended April 22, 2007.
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. The total amount of interest and penalties accrued as of January 1, 2007 was approximately $0.5 million. Interest and penalties on uncertain tax positions during the sixteen week period ended April 22, 2007 was approximately $0.1 million. As of April 22, 2007, the Company has approximately $0.6 million of accrued interest and penalties related to uncertain tax positions.
The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The U.S. federal tax years 2003 through 2006 are open to audit, with 2004 currently under examination. In general, the state tax years open to audit range from 2003 through 2006. Subsequent to April 22, 2007, the Internal Revenue Service commenced an examination of the Company’s U.S. income tax return for 2004. The Company has recorded unrecognized tax benefits of approximately $0.3 million related to the period being examined. The Company has unrecognized tax benefits of approximately $0.4 million, which the Company would recognize within the next twelve months if the statute of limitations were to expire.

The Company’s effective tax rate associated with continuing operations for the sixteen week periods ended April 22, 2007 and April 16, 2006 was 38.7% and 36.0%, respectively. This rate differs from statutory rates due to pre-tax income earned from tax-exempt investments, other permanent differences, and inter-period allocations.
12. Components of Earnings Per Common Share Computation

	16 Weeks Ended
(in millions)	04/22/07	04/16/06
Numerators for earnings per share computation:
Income before discontinued operations	$6.5	$5.7
Discontinued operations	(0.1)	0.1

Net Income	$6.4	$5.8

Denominator for basic earnings per share – weighted average shares	29.3	30.0
Dilutive employee stock options	0.3	0.3

Denominator for diluted earnings per share	29.6	30.3

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
Cinnabon. On November 4, 2004, the Company sold its Cinnabon subsidiary to Focus Brands, Inc.
Seattle Coffee. On July 14, 2003, the Company sold its Seattle Coffee subsidiary to Starbucks Corporation.
Summary operating results for these discontinued operations were as follows:

	16 Weeks Ended
(in millions)	04/22/07	04/16/06
Income (loss) from operations:
Church’s	$—	$(0.1)
Income tax (expense) benefit	(0.1)	0.2

Discontinued operations, net of income taxes	$(0.1)	$0.1

14. Segment Information (Continuing Operations)
The Company’s reportable business segments are its franchise operations and its company-operated restaurants.

		Company-
	Franchise	Operated
(in millions)	Operations	Restaurants	Corporate	Total
Sixteen weeks ended 04/22/2007
Total revenues	$26.5	$24.5	$—	$51.0
Operating profit (loss) before allocation	18.9	0.9	(6.7)	13.1
Corporate overhead allocations (a)	(5.8)	(0.9)	6.7	—

Operating profit (loss)	13.1	—	—	13.1
Depreciation and amortization	0.7	1.4	—	2.1
Capital expenditures	—	2.6	—	2.6

Sixteen weeks ended 04/16/2006
Total revenues	$26.5	$16.1	$—	$42.6
Operating profit (loss) before allocation	19.6	0.5	(7.4)	12.7
Corporate overhead allocations (a) (b)	(7.3)	(0.6)	7.9	—

Operating profit (loss)	12.3	(0.1)	0.5	12.7
Depreciation and amortization	0.7	1.1	—	1.8
Capital expenditures	0.6	0.9	—	1.5

(a)	Corporate overhead allocations include costs directly related to the operation of each segment and estimated charges based upon each segment’s relative contribution to the Company’s operations.

(b)	For the first sixteen weeks of 2006, corporate operating profit, after allocations relates principally to the settlement agreement with one of our previous independent accounting firms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis for AFC Enterprises, Inc. (“AFC” or “the Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Nature of Business
     Within our continuing operations, we develop, operate and franchise quick-service restaurants (“QSRs”) under the trade name Popeyes® Chicken & Biscuits (“Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
     As of April 22, 2007, we operated and franchised 1,876 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 23 foreign countries.

	April 22,	Dec. 31,
Operating Restaurants	2007	2006
Domestic:
Company-Operated	56	56
Franchised	1,503	1,503
International:
Franchised	317	319

Total	1,876	1,878

Our Business Strategy
     We strive to accelerate growth and deliver superior value to our customers, franchisees and shareholders by improving the unit economics of the Popeyes system restaurants with business initiatives tailored to enhance the experience of the Popeyes guest and to promote new restaurant development. Our business initiatives are focused on:
•	driving improvement in restaurant operations and customer satisfaction,

•	expanding brand awareness and attracting new customers to our restaurants through innovative menu development and effective marketing programs, and

•	providing superior support and return on investment to attract strong franchisees and accelerate new restaurant openings.
Management Overview of 2007 Operating Results (First Quarter)
     Our first quarter of 2007 results and highlights include the following:
•	Diluted earnings per common share of $0.22.

•	Total system-wide sales grew by 1.7% as compared to the first quarter of 2006.

•	Total domestic same-store sales decreased by 3.4% and global same-store sales decreased by 3.1%, as compared to the first quarter of 2006.

•	The Popeyes system opened 29 new restaurants, offset by 30 permanent closings.

•	We paid down $6.3 million of our 2005 Credit Facility.

•	We repurchased 371,300 shares of our common stock.

     A summary of our financial results and key operational metrics is presented below.

	16 Weeks Ended
(Dollars in millions)	04/22/07	04/16/06
Sales by company-operated restaurants	$24.5	$16.1
Franchise revenues (a)	25.1	24.9
Other revenues	1.4	1.6

Total revenues	$51.0	$42.6

Operating profit	$13.1	$12.7
Net income	$6.4	$5.8

Global system-wide sales growth	1.7%	7.2%

Same-store sales growth (decline) (b)
Company-operated restaurant segment	(6.2)%	24.1%
Domestic franchised restaurants	(3.3)%	5.6%
Total domestic (company-operated and franchised restaurants)	(3.4)%	6.1%
International franchised restaurants	0.2%	(4.9)%
Total global system	(3.1)%	5.1%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	56	32
New restaurant openings	1	—
Unit conversions, net	—	(1)
Permanent closings	—	(1)
Temporary (closings)/re-openings, net	(1)	3

Restaurants at the end of first quarter	56	33

Franchised restaurants (domestic and international)
Restaurants at beginning of period	1,822	1,796
New restaurant openings	28	33
Unit conversions, net	—	1
Permanent closings	(30)	(24)
Temporary (closings), net	—	(6)

Restaurants at the end of first quarter	1,820	1,800

Total system restaurants	1,876	1,833

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance as these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. For the first quarter of 2007 and 2006, franchisee sales, as reported by the franchisees, were $505.0 million and $504.7 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

     In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	16 Weeks Ended
	04/22/07	04/16/06
Revenues:
Sales by company-operated restaurants	48%	38%
Franchise revenues	49%	58%
Other revenues	3%	4%

Total revenues	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (a)	50%	52%
Restaurant food, beverages and packaging (a)	33%	32%
General and administrative expenses	29%	35%
Depreciation and amortization	4%	4%
Other expenses (income), net	1%	(1)%

Total expenses	74%	70%

Operating profit	26%	30%
Interest expense, net	5%	9%

Income before income taxes	21%	21%
Income tax expense	8%	8%

Income before discontinued operations	13%	13%
Discontinued operations, net of income taxes	0	1%

Net income	13%	14%

(a)	Expressed as a percentage of sales by company-operated restaurants.
2007 Same-Store Sales — First Quarter
     Total domestic same-store sales decreased 3.4% in the first quarter of 2007, as compared to the same period in 2006, due to a decrease in guest counts partially offset by an increase in check average. Guest counts declined primarily due to aggressive price promotions and value menu offerings by our competitors. The same-store sales comparison was also impacted by the elevated sales levels in 2006 in markets affected by the hurricanes in the latter half of 2005. These markets, which represent approximately 20% of our total domestic system, continued to realize higher sales levels throughout the first quarter of 2006 as compared to the first quarter of 2007.
     By business segment, domestic same-store sales decreased 3.3% for our domestic franchised restaurants and decreased 6.2% for our company-operated restaurants. The same-store sales of our company-operated restaurants in the New Orleans market, which comprise over 35% of our company-operated restaurant base, were significantly impacted by the comparison to the extraordinarily high sales levels in 2006 following Hurricane Katrina.
     Our international operations experienced same-stores sales increases of 0.2% during the first quarter of 2007 due to strengthening sales in the Middle East, Mexico and other areas of Latin America, partially offset by negative performance in Korea, Canada and U.S. military bases abroad.
Looking Forward to the Remainder of 2007
     For full year 2007, we anticipate total domestic same-store sales (including both company-operated and franchised restaurants) to be flat or slightly negative, compared to previous guidance of 1.5% to 2.5% growth. Total domestic same-store sales are expected to be slightly negative in the second quarter of 2007 and are expected to be positive 2.0% to 3.0% percent in the second half of the year.
     We intend to improve guest traffic and sales through creative marketing and menu initiatives, and value based promotional offerings. Our promotional calendar for the remainder of 2007 delivers new product news and expanded value offerings designed to appeal to our customers, while maintaining a competitive point of differentiation.

     We continue to expect full year new restaurant openings for our global system to be 165 to 175 restaurants. Total restaurant closures are estimated at 80 to 90, as compared to previous guidance of 70 to 80. The increase in estimated closures results primarily from ten franchised restaurants which were closed by a franchisee or converted to a competitor concept. We are currently pursuing legal action as a result of this matter.
     During the remaining three quarters of 2007, the Company expects to re-open two to three additional company-operated New Orleans restaurants, which have been closed since Hurricane Katrina. The outlook for the remaining four temporarily closed restaurants is uncertain and each will be evaluated on an ongoing basis to determine which restaurants will be re-opened at their current site, relocated, or permanently closed.
     Internationally, we remain focused on initiatives that will improve system sales and profitability for our franchisees. Based on strong economic performance, we continue to focus on building new store opening momentum in our Canadian, Mexican, Latin American and Middle Eastern markets. Our Korean market has shown improvement as operational and marketing initiatives gain traction.
Comparisons of the First Quarter for 2007 and 2006
Sales by Company-Operated Restaurants
     Sales by company-operated restaurants were $24.5 million in the first quarter of 2007, an $8.4 million increase from the first quarter of 2006. The increase was primarily due to:
•	a $5.3 million increase due to the timing of permanent and temporary restaurant closures and related re-openings in our New Orleans restaurants resulting from Hurricane Katrina, and

•	a $5.0 million increase due to the acquisition during the second quarter of 2006 of 13 restaurants in the Memphis and Nashville, Tennessee markets which were previously owned by a franchisee, partially offset by:
•	a $1.2 million decrease due to a 6.2% decrease in same-store sales in the first quarter of 2007, and

•	a $0.9 million decrease due to the termination of a variable interest entity relationship in the second quarter of 2006 that was previously consolidated.
     The remaining fluctuation was due to various factors, including restaurant openings and the timing and duration of temporary restaurant closings, in both the first quarters of 2007 and 2006.
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
     Franchise revenues were $25.1 million in the first quarter of 2007, a $0.2 million increase from the first quarter of 2006. The $0.2 million increase was due primarily to a net increase of 37 domestic franchise locations from April 16, 2006 to April 22, 2007 partially offset by a 3.3% decline in domestic franchise same-store sales.
Other Revenues
     Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees and other fees associated with unit conversions. Other revenues were $1.4 million in the first quarter of 2007, a $0.2 million decrease from the first quarter of 2006.

Restaurant Employee, Occupancy and Other Expenses
     Restaurant employee, occupancy and other expenses were $12.3 million in the first quarter of 2007, a $4.0 million increase from the first quarter of 2006. This increase was principally attributable to the increase in number of company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 50% and 52% of sales from company-operated restaurants in the first quarter of 2007 and 2006, respectively.
Restaurant Food, Beverages and Packaging
     Restaurant food, beverages and packaging costs were $8.2 million in the first quarter of 2007, a $3.0 million increase from the first quarter of 2006. This increase was principally attributable to the increase in number of company-operated restaurants (discussed above). Restaurant food, beverages and packaging costs were approximately 33% and 32% of sales from company-operated restaurants in the first quarter of 2007 and 2006, respectively.
General and Administrative Expenses
     General and administrative expenses were $14.9 million in the first quarter of 2007, a $0.1 million decrease from the first quarter of 2006. The decrease was primarily due to:
•	$0.6 million of lower outsourcing costs for information technology, and

•	$0.4 million of lower stock-based employee compensation,
     partially offset by:
•	$0.5 million of higher personnel and related cost, and

•	$0.3 million of higher marketing and advertising expense associated with the timing of national cable advertising expenditures.
     On a consolidated basis, general and administrative expenses were approximately 29% and 35% of total revenues in the first quarter of 2007 and 2006, respectively. This decrease is attributable primarily to the increases in revenues as discussed above.
Depreciation and Amortization
     Depreciation and amortization was $2.1 million in the first quarter of 2007, a $0.3 million increase from the first quarter of 2006. The increase was primarily due to the depreciation and intangible amortization related to the acquisition of the 13 restaurants in the Memphis and Nashville, Tennessee markets which were previously owned by a franchisee.
Other Expenses (Income), Net
     Other expenses (income), net were $0.4 million in expense in the first quarter of 2007 as compared to an income of $0.4 million in the first quarter of 2006. A schedule of the components of other expenses (income), net can be found at Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
     Interest expense, net was $2.5 million in the first quarter of 2007, a $1.3 million decrease from the first quarter of 2006 resulting primarily from lower average debt levels in 2007 as compared to 2006. A schedule of the components of interest expense, net can be found at Note 10 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax Expense
     In the first quarter of 2007, we had an income tax expense associated with our continuing operations of $4.1 million compared to $3.2 million in the first quarter of 2006. Our effective tax rate associated with continuing operations in the first quarter of 2007 and 2006 was 38.7% and 36.0%, respectively. The effective tax rates differ from statutory rates due to pre-tax income earned from tax-exempt investments, other permanent differences, and inter-period allocations.

Liquidity and Capital Resources
     We finance our business activities primarily with:
•	cash flows generated from our operating activities, and

•	borrowings under our 2005 Credit Facility.
     Based upon our generation of cash flow from operations, our existing cash reserves ($8.3 million available as of April 22, 2007), and available borrowings under our 2005 Credit Facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures for the remainder of 2007 and beyond.
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
     In addition to the scheduled payments of principal on the term loan at the end of each fiscal year, the Company is subject to mandatory prepayments (25% or 50% of consolidated excess cash flows as applicable) in those situations when consolidated excess cash flows for the year and total leverage ratio, as defined in the 2005 Credit Facility, exceed specified amounts. During the first quarter of 2007, we paid principal in the amount of $6.3 million, including $6.0 million of voluntary prepayments.
     On April 27, 2007, the Company entered into a Second Amendment (the “Second Amendment”) to its 2005 Credit Facility. The amendment modifies the restrictions in the 2005 Credit Facility on our ability to repurchase stock in order to increase permitted repurchases. For additional information regarding the second amendment, see Note 5 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. Although there can be no assurances as to the number of shares the Company will repurchase, the amendment provides the Company additional flexibility to continue periodic repurchases of shares of the Company’s common stock on the open market, in accordance with the Company’s share repurchase program.
     During the first quarter of 2007, the Company repurchased and retired 371,300 shares of common stock for approximately $6.8 million. From April 23, 2007 through May 20, 2007 (the end of the Company’s fifth period for 2007), the Company repurchased and retired an additional 152,900 shares of common stock for approximately $3.1 million. As of May 20, 2007, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $37.4 million.
Acquisitions and Dispositions
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
Critical Accounting Policies and Significant Estimates
     There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2006, except as follows:

     Accounting for Income Taxes. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. Fin 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As a result of implementing FIN 48, the Company recognized a $2.6 million decrease in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit. The amount of unrecognized tax benefits as of January 1, 2007 was approximately $5.4 million, which included approximately $1.5 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. There was no material change in the amount of unrecognized tax benefits in the quarter ended April 22, 2007.
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. The total amount of interest and penalties accrued as of January 1, 2007 was approximately $0.5 million. Interest and penalties on uncertain tax positions during the sixteen week period ended April 22, 2007 was approximately $0.1 million. As of April 22, 2007, the Company has approximately $0.6 million of accrued interest and penalties related to uncertain tax positions.
For additional information regarding Income Taxes and the adoption of FIN 48, see Note 11 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
     Effects of Hurricane Katrina and Insurance Proceeds. The Company maintains insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, and business interruption. The Company’s policy entitles it to receive reimbursement for replacement value for damaged real and personal property as well as reimbursement of certain business interruption losses, net of applicable deductibles and subject to insurable limits. The insurance coverage is limited to $25.0 million, with a $10.0 million flood sub limit.
     The Company has recognized insurance recoveries to the extent losses have been incurred in the amount of approximately $6.2 million. The Company’s insurance carriers have advanced $8.0 million against these and other claims made by the Company. The Company has deferred the recognition of any proceeds recovered in excess of losses recognized in its financial statements, approximately $1.8 million, until final settlement. The Company also continues to engage in discussions with its insurance carriers regarding business interruption and other costs and is currently unable to estimate the full amount of these recoveries upon final settlement.
     The Company believes its estimated recoverable losses under the terms of its insurance policies will exceed the book value of damaged assets and incurred losses, and will exceed insurance proceeds received to date.
Contractual Obligations
     The Company’s material contractual obligations are summarized and included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the quarter ended April 22, 2007, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2006 10-K.
     For additional information regarding the adoption of FIN 48, see “Critical Accounting Policies and Significant Estimates” in this Item 2 and at Note 11 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
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
     During the sixteen week period ended April 22, 2007, we invested approximately $2.6 million in various capital projects, including approximately, $1.4 million in new restaurant locations, $0.2 million in our re-imaging program, $0.1 million in the rebuilding of restaurants damaged by Hurricane Katrina, and approximately $0.9 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.

     We estimate additional capital costs associated with hurricane-related damages to approximate $0.8 — $1.2 million for the remainder of 2007. As discussed in Note 9 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report, we have insurance coverage for property damage that should offset a majority of these costs.
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
Accounting Standards That We Have Not Yet Adopted
     For a discussion of recently issued accounting standards that we have not yet adopted, see Note 2 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Forward-Looking Statements
     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s ability to repurchase shares of its common stock under its share repurchase program and the number of shares that may actually be repurchased (if any), projections and expectations regarding same-store sale growth, new restaurant openings, re-openings of temporarily closed restaurants, and recovery of insurance proceeds, statements regarding the effectiveness of our promotional materials and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, the need to continue to improve our internal controls, adverse effects on operations from Hurricane Katrina, the economic impact on consumer spending in markets affected by Hurricane Katrina, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2005 Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, adverse effects of regulatory actions arising in connection with the restatement of our previously issued financial statements, effects of increased gasoline prices, general economic conditions, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2006 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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
     In order to ensure favorable pricing for fresh chicken purchases and maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken pricing contracts with chicken suppliers.
     Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the sixteen weeks ended April 22, 2007 and April 16, 2006, foreign-sourced revenues represented 3.6% and 4.5%, respectively, of our total revenues. As of April 22, 2007, approximately $0.6 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 23 countries with approximately 45% of our revenues from international royalties originating from restaurants in Korea, Canada and Mexico.
     Interest Rate Risk With Respect to our 2005 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 22, 2007, we had outstanding borrowings under our 2005 Credit Facility of $123.7 million.
     Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110 million. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. At April 22, 2007, the fair value of these agreements was approximately $1.3 million and was recorded as a component of “other long term assets, net.” As of April 22, 2007, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreements, was approximately 6.5%.
     The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2005 Credit Facility would be approximately $0.1 million.

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
     (d) Changes in Internal Control Over Financial Reporting
     There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.
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

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
     For a discussion of our legal matters, see Note 8 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Part 2, Item 1.
Item 1A. Risk Factors
     There have been no material changes to the risk factors presently disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the first quarter of 2007, we repurchased 371,300 of our common shares as scheduled below:

			Total Number of	Maximum Value of
			Shares Repurchased	Shares that May Yet
	Number of Shares	Average Price Paid	as Part of a Publicly	Be Repurchased
Period	Repurchased (a) (b)	Per Share	Announced Plan	Under the Plan (a) (b)
Period 1 1/01/07 – 1/28/07	—	—	—	$47,269,110
Period 2 1/29/07 – 2/25/07	136,400	$17.83	136,400	$44,837,067
Period 3 2/26/07 – 3/25/07	104,500	$17.83	104,500	$42,973,559
Period 4 3/26/07 – 4/22/07	130,400	$19.13	130,400	$40,478,960

Total	371,300	$18.29	371,300	$40,478,960

(a)	As originally announced on July 22, 2002, amended on October 7, 2002, re-affirmed on May 27, 2005, and expanded on February 17, 2006 and June 27, 2006, the Company’s board of directors has approved a share repurchase program. See Note 6 to our Condensed Consolidated Financial Statements included at Part 1, Item 1 to this quarterly report.

(b)	From April 23, 2007 through May 20, 2007 (the end of the Company’s fifth period for 2007), the Company repurchased and retired an additional 152,900 shares of common stock for approximately $3.1 million. As of May 20, 2007, the remaining value of shares that may be repurchased under the program was $37.4 million.
Item 6. Exhibits
     (a) Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005).

Exhibit 10.1	Second Amendment to the Second Amended and Restated Credit Agreement, dated as of April 25, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 30, 2007).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 12 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: May 31, 2007	By:	/s/ H. Melville Hope, III

H. Melville Hope, III
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)