Form 10-Q
period 2007-07-15
AFC ENTERPRISES INC
filed 2007-08-22
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 15, 2007
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
Yes ☐       No ☑
     As of August 10, 2007 there were 28,397,218 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

Part 1. Financial Information
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	07/15/07	12/31/06
ASSETS
Current assets:
Cash and cash equivalents	$2.5	$6.7
Accounts and current notes receivable, net	11.5	12.9
Prepaid income taxes	2.3	7.4
Other current assets	20.4	15.6

Total current assets	36.7	42.6

Long-term assets:
Property and equipment, net	41.2	39.9
Goodwill	11.7	11.7
Trademarks and other intangible assets, net	52.0	52.4
Other long-term assets, net	16.0	16.5

Total long-term assets	120.9	120.5

Total assets	$157.6	$163.1

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24.5	$23.8
Other current liabilities	13.3	10.9
Current debt maturities	1.5	1.4

Total current liabilities	39.3	36.1

Long-term liabilities:
Long-term debt	125.8	132.6
Deferred credits and other long-term liabilities	23.1	25.6

Total long-term liabilities	148.9	158.2

Commitments and contingencies

Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 28,778,678 and 29,487,648 shares issued and outstanding at July 15, 2007 and December 31, 2006, respectively)	0.3	0.3
Capital in excess of par value	146.9	161.7
Accumulated deficit	(178.6)	(194.4)
Accumulated other comprehensive income	0.8	1.2

Total shareholders’ deficit	(30.6)	(31.2)

Total liabilities and shareholders’ deficit	$157.6	$163.1

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	07/15/07	07/09/06	07/15/07	07/09/06
Revenues:
Sales by company-operated restaurants	$18.1	$14.6	$42.6	$30.7
Franchise revenues	19.1	18.6	44.2	43.5
Other revenues	1.1	1.2	2.5	2.8

Total revenues	38.3	34.4	89.3	77.0

Expenses:
Restaurant employee, occupancy and other expenses	9.3	7.8	21.6	16.1
Restaurant food, beverages and packaging	6.1	4.7	14.3	9.9
General and administrative expenses	9.5	11.1	24.4	26.1
Depreciation and amortization	1.6	1.6	3.7	3.4
Other expenses (income), net	(0.9)	(1.4)	(0.4)	(1.8)

Total expenses	25.6	23.8	63.6	53.7

Operating profit	12.7	10.6	25.7	23.3
Interest expense, net	2.0	2.5	4.5	6.3

Income before income taxes and discontinued operations	10.7	8.1	21.2	17.0
Income tax expense	4.1	3.1	8.2	6.3

Income before discontinued operations	6.6	5.0	13.0	10.7
Discontinued operations, net of income taxes	—	0.1	—	0.2

Net income	$6.6	$5.1	$13.0	$10.9

Earnings per common share, basic:
Income before discontinued operations	$0.22	$0.17	$0.44	$0.36
Discontinued operations, net of income taxes	—	0.01	—	0.01

Net income	$0.22	$0.18	$0.44	$0.37

Earnings per common share, diluted:
Income before discontinued operations	$0.22	$0.16	$0.44	$0.35
Discontinued operations, net of income taxes	—	0.01	—	0.01

Net income	$0.22	$0.17	$0.44	$0.36

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Income	Total
Balance at December 31, 2006	29,487,648	$0.3	$161.7	$(194.4)	$1.2	$(31.2)
Cumulative effect of accounting change (Note 10)	—	—	—	2.6	—	2.6
Net income				13.0		13.0
Other comprehensive income
Net change in fair value of cash flow hedge, net of tax					(0.2)	(0.2)
Derivative gains realized in earnings during the period					(0.2)	(0.2)

Total comprehensive income						12.6

Issuance of common stock under stock option plans	336,417	—	3.2	—	—	3.2
Repurchases and retirement of shares	(1,046,691)	—	(19.2)	—	—	(19.2)
Excess tax benefits from stock based compensation	—	—	0.9	—	—	0.9
Special cash dividend forfeited	—	—	—	0.2	—	0.2
Cancellation of shares	(33,916)	—	(0.5)	—	—	(0.5)
Issuance of restricted stock awards, net of forfeitures	35,220	—	—	—	—
Stock based payment expense	—	—	0.8	—	—	0.8

Balance at July 15, 2007	28,778,678	$0.3	$146.9	$(178.6)	$0.8	$(30.6)

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	28 Weeks Ended
	07/15/07	07/09/06
Cash flows provided by (used in) operating activities:
Net income	$13.0	$10.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations, net of income taxes	—	(0.2)
Depreciation and amortization	3.7	3.4
Asset write-downs	0.5	—
Net loss (gain) on sale and disposal of assets	0.1	(1.6)
Gain on hurricane related insurance recoveries	(1.8)	—
Deferred income taxes	0.7	(0.1)
Non-cash interest, net	(0.2)	0.7
Provision for/(recovery of) credit losses	0.3	(0.1)
Excess tax benefits from stock-based compensation	(0.9)	(1.2)
Stock based compensation expense	0.8	1.4
Change in operating assets and liabilities:
Accounts receivable	0.1	5.2
Prepaid income taxes	6.0	15.3
Other operating assets	0.1	0.7
Accounts payable and other operating liabilities	1.6	(11.3)

Net cash provided by operating activities of continuing operations	24.0	23.1

Cash flows provided by (used in) investing activities:
Capital expenditures	(4.9)	(2.4)
Proceeds from dispositions of property and equipment	—	3.0
Property insurance proceeds	2.8	—
Acquisition of franchised restaurants	(0.4)	(8.8)
Purchases of short-term investments	—	(2.5)
Sales and maturities of short-term investments	—	33.3
Other, net	0.4	0.4

Net cash (used in) provided by investing activities	(2.1)	23.0

Cash flows provided by (used in) financing activities:
Principal payments — 2005 Credit Facility term loans	(6.6)	(33.3)
Principal payments – other notes	(0.1)	(1.3)
(Increase) in restricted cash	(3.3)	(1.9)
Dividends paid	(0.7)	—
Proceeds from exercise of employee stock options	3.2	5.7
Excess tax benefits from stock-based compensation	0.9	1.2
Stock repurchases	(19.2)	(21.7)
Other, net	(0.3)	(0.3)

Net cash used in financing activities	(26.1)	(51.6)

Net decrease in cash and cash equivalents	(4.2)	(5.5)
Cash and cash equivalents at beginning of year	6.7	8.2

Cash and cash equivalents at end of quarter	$2.5	$2.7

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
1. Description of Business
AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes ® Chicken & Biscuits (“Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
2. Significant Accounting Policies
The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2006, which are contained in the Company’s 2006 Annual Report on Form 10-K (“2006 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The condensed consolidated balance sheet data as of December 31, 2006 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. We suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the 2006 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our Consolidated Financial Statements included in the 2006 Form
10-K.
Principles of Consolidation. The condensed consolidated financial statements include the accounts of AFC Enterprises, Inc. and a variable interest entity whose operations were consolidated through May 25, 2006. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, contingencies, income taxes, and losses and insurance recoveries related to Hurricane Katrina.
Advertising Fund. The Company maintains a cooperative advertising fund that receives contributions from the Company and from its franchisees, based upon a percentage of restaurant sales, as required by their franchise agreements. This fund is used exclusively for marketing of the Popeyes brand. The Company acts as an agent for the franchisees with regard to the use of their contributions to the fund.
In the Company’s condensed consolidated financial statements, the advertising fund is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, Accounting for Franchise Fee Revenue. Contributions received and expenses of the advertising fund are excluded from the Company’s condensed consolidated statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s condensed consolidated balance sheets with the exception of (1) cash, which is restricted as to use and included as a component of “other current assets” and (2) the net fund balance, which is included in the Company’s condensed consolidated balance sheets as a component of “accounts payable.” The net fund balance was approximately $9.2 million at July 15, 2007 and $8.1 million at December 31, 2006.

Amounts associated with the advertising fund included in our condensed consolidated balance sheets at July 15, 2007 and December 31, 2006 were as follows:

(in millions)	07/15/07	12/31/06
Accounts and current notes receivable, net	$3.5	$3.7
Other current assets	15.5	12.5

	$19.0	$16.2

Accounts Payable:
Accounts payable	$9.8	$8.1
Net fund balance	9.2	8.1

	$19.0	$16.2

Recent Accounting Pronouncements that the Company Has Not Yet Adopted
In September 2006, the FASB issued Statement of Financial Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 157 to determine the impact, if any, for the Company.
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
3. Other Current Assets

(in millions)	07/15/07	12/31/06
Restricted cash	$13.8	$10.5
Other current assets of the advertising fund	1.6	2.2
Prepaid insurance	1.1	1.1
Prepaid expenses and other current assets	3.9	1.8

	$20.4	$15.6

The restricted cash balances at July 15, 2007 and December 31, 2006 are primarily associated with the advertising fund.
4. Other Current Liabilities

(in millions)	07/15/07	12/31/06
Accrued employee compensation and benefits	$2.0	$3.2
Accrued income taxes payable and income tax reserves	6.5	4.5
Accrued real estate obligations	1.6	1.2
Accrued legal	0.6	0.6
Other	2.6	1.4

	$13.3	$10.9

5. Long-Term Debt and Other Borrowings

(in millions)	07/15/07	12/31/06
2005 Credit Facility:
Revolving credit facility	$—	$—
Term loan	123.4	130.0
Capital lease obligations	0.8	0.8
Other notes	3.1	3.2

	127.3	134.0
Less current portion	(1.5)	(1.4)

	$125.8	$132.6

2005 Credit Facility. On May 11, 2005, and as amended on April 14, 2006 and April 27, 2007, the Company entered into a bank credit facility (the “2005 Credit Facility”) with J.P. Morgan Chase Bank and certain other lenders, which consists of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan. As of July 15, 2007, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility and had $5.3 million of outstanding letters of credit.
On April 27, 2007, the Company entered into a Second Amendment (the “Second Amendment”) to its 2005 Credit Facility. The Second Amendment modifies the restrictions in the 2005 Credit Facility on AFC’s ability to repurchase stock by providing 1) an additional permitted stock repurchase limit of $40,000,000 which may be used during the remaining term of the 2005 Credit Facility and 2) additional annual stock repurchase capacity based on certain financial covenant calculations. The effect of the amendment is to permit repurchase up to the full amount permitted under the Company’s board approved multi-year stock repurchase authorization.
2005 Interest Rate Swap Agreements. The 2005 Credit Facility bears interest based upon alternative indices plus an applicable margin as specified in the facility. Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110.0 million. The agreements terminate on June 30, 2008. The effect of the swap agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. During the twenty-eight week periods ended July 15, 2007 and July 09, 2006, the net interest income associated with these agreements was $0.9 million and $0.3 million, respectively. During the twelve week periods ended July 15, 2007 and July 09, 2006, the net interest income associated with these agreements was $0.3 million and $0.1 million, respectively. These agreements are accounted for as an effective cash flow hedge. At July 15, 2007, the fair value of these agreements was approximately $1.2 million and was recorded as a component of “other long-term assets, net.” The changes in fair value are recognized in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. As of July 15, 2007, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreements, was approximately 6.5%.
6. Share Repurchases
Effective July 22, 2002, as amended on October 7, 2002, re-affirmed on May 27, 2005, and expanded on February 17, 2006 and June 27, 2006, the Company’s board of directors authorized a share repurchase program of up to $165.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During the twelve and twenty-eight week periods ended July 15, 2007, the Company repurchased and retired 675,391 and 1,046,691 shares of common stock for approximately $12.4 million and $19.2 million, respectively. During the twelve and twenty-eight week periods ended July 9, 2006, the Company repurchased and retired 654,362 and 1,301,914 shares of common stock for approximately $8.7 million and $17.6 million, respectively. From July 16, 2007 through August 12, 2007 (the end of the Company’s eighth period for 2007), the Company repurchased and retired an additional 409,414 shares of common stock for approximately $6.5 million. As of August 12, 2007, the remaining value of shares that may be repurchased was $21.5 million.

7. Other Expenses (Income), Net

	12 Weeks Ended		28 Weeks Ended
(in millions)	7/15/07	07/09/06	07/15/07	07/09/06
Litigation related costs (proceeds)	$0.1	$0.1	$0.1	$(0.4)
Impairments and disposals of fixed assets	0.3	0.1	0.6	—
Gain on insurance recoveries related to asset damage	(1.8)	—	(1.8)	—
Other hurricane costs and related insurance recoveries	0.1	0.1	0.3	0.4
Costs related to restaurant closures	0.3	—	0.3
Net gain on sale of assets	(0.1)	(1.7)	(0.2)	(1.8)
Other	0.2	—	0.3	—

	$(0.9)	$(1.4)	$(0.4)	$(1.8)

During the third quarter of 2005, 36 company-operated restaurants in the City of New Orleans were temporarily closed as a result of Hurricane Katrina. As of July 15, 2007, 23 of these restaurants have been re-opened (one of which had subsequently closed due to fire damage), eight have been permanently closed, and five remain temporarily closed. The Company expects to re-open one to two of the temporarily closed restaurants during the remainder of fiscal year 2007.
The Company’s insurance carriers have advanced $8.0 million against claims made by the Company resulting from Hurricane Katrina. In the second quarter of 2007, the Company recognized a gain on insurance recoveries from damage to property and equipment of $1.8 million, which is recorded as a component of other expenses (income), net. The Company continues to engage in discussions with its insurance carriers regarding business interruption losses and other costs and is currently unable to estimate the full amount of these recoveries upon final settlement.
8. Legal Matters
On April 30, 2003, the Company received an informal, nonpublic inquiry from the staff of the SEC requesting voluntary production of documents and other information. The requests, for documents and information, to which the Company has responded, relate primarily to the Company’s announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002. The staff informed the Company’s counsel that the SEC issued an order authorizing a formal investigation with respect to these matters. The Company has cooperated with the SEC in these inquiries.
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
9. Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/15/07	07/09/06	07/15/07	07/09/06
Interest on debt	$2.0	$2.6	$4.7	$6.4
Amortization and write-offs of debt issuance costs	0.2	0.2	0.4	0.7
Other debt related charges	0.1	—	0.2	0.1
Interest income	(0.3)	(0.3)	(0.8)	(0.9)

	$2.0	$2.5	$4.5	$6.3

During the twenty-eight weeks ended July 15, 2007 and July 9, 2006, total payments made for interest were approximately $4.6 million and $9.0 million, respectively.
See Note 5 for a discussion of the 2005 Credit Facility.
10. Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As a result of implementing FIN 48, the Company recognized a $2.6 million decrease in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit. The amount of unrecognized tax benefits as of January 1, 2007 was approximately $4.9 million, which included approximately $1.5 million which would favorably affect the annual effective income tax rate. There was no material change in the amount of unrecognized tax benefits in the quarter ended July 15, 2007.

The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. The total amount of interest and penalties accrued as of January 1, 2007 was approximately $0.5 million. Interest and penalties on uncertain tax positions during the twelve week and twenty-eight week periods ended July 15, 2007 were approximately $0.1 million and $0.2 million, respectively. As of July 15, 2007, the Company had approximately $0.7 million of accrued interest and penalties related to uncertain tax positions.
The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The U.S. federal tax years 2003 through 2006 are open to audit. In general, the state tax years open to audit range from 2003 through 2006. The Internal Revenue Service has commenced an examination of the Company’s U.S. income tax return for 2004. The Company has recorded unrecognized tax benefits of approximately $0.3 million related to the period being examined. The Company has unrecognized tax benefits of approximately $0.4 million, which the Company would recognize within the next twelve months if the statute of limitations were to expire.
The Company’s effective tax rate associated with continuing operations for the twelve week periods ended July 15, 2007 and July 9, 2006 was 38.3% and 38.3%, respectively. These rates differ from statutory rates due to pre-tax income earned from tax-exempt investments, other permanent differences, and inter-period allocations. The Company’s effective tax rate associated with continuing operations for the twenty-eight week periods ended July 15, 2007 and July 9, 2006 was 38.7% and 37.1% respectively. These rates differ from statutory rates due to pre-tax income earned from tax-exempt investments, other permanent differences and inter-period allocations.
11. Components of Earnings Per Common Share Computation

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/15/07	07/09/06	07/15/07	07/09/06
Numerators for earnings per share computation:
Income before discontinued operations	$6.6	$5.0	$13.0	$10.7
Discontinued operations	—	0.1	—	0.2

Net Income	$6.6	$5.1	$13.0	$10.9

Denominator for basic earnings per share – weighted average shares	29.0	29.5	29.2	29.8
Dilutive employee stock options	0.2	0.2	0.2	0.2

Denominator for diluted earnings per share	29.2	29.7	29.4	30.0

12. Segment Information (Continuing Operations)
     The Company’s reportable business segments are its franchise operations and its company-operated restaurants.

		Company-
	Franchise	Operated
(in millions)	Operations	Restaurants	Corporate	Total
Twelve weeks ended 7/15/07
Total revenues	$20.2	$18.1	$—	$38.3
Operating profit (loss) before allocation (a)	15.8	2.2	(5.3)	12.7
Corporate overhead allocations (b)	(4.4)	(0.6)	5.0	—

Operating profit (loss)	11.4	1.6	(0.3)	12.7
Depreciation and amortization	0.4	1.2	—	1.6
Capital expenditures	—	2.3	—	2.3

Twelve weeks ended 7/09/06
Total revenues	$19.8	$14.6	$—	$34.4
Operating profit (loss) before allocation	14.5	0.5	(4.4)	10.6
Corporate overhead allocations (b)	(3.5)	(0.8)	4.3	—

Operating profit (loss)	11.0	(0.3)	(0.1)	10.6
Depreciation and amortization	0.5	1.1	—	1.6
Capital expenditures	—	0.9	—	0.9

Twenty-Eight weeks ended 7/15/07
Total revenues	$46.7	$42.6	$—	$89.3
Operating profit (loss) before allocation (a)	34.7	3.1	(12.1)	25.7
Corporate overhead allocations (b)	(10.2)	(1.5)	11.7	—

Operating profit (loss)	24.5	1.6	(0.4)	25.7
Depreciation and amortization	1.1	2.6	—	3.7
Capital expenditures	—	4.9	—	4.9

Twenty-Eight weeks ended 7/09/06
Total revenues	$46.3	$30.7	$—	$77.0
Operating profit (loss) before allocation	34.1	1.0	(11.8)	23.3
Corporate overhead allocations (b)	(10.8)	(1.4)	12.2	—

Operating profit (loss)	23.3	(0.4)	0.4	23.3
Depreciation and amortization	1.2	2.2	—	3.4
Capital expenditures	0.6	1.8	—	2.4

(a)	Operating profit (loss) from company-operated restaurants includes a $1.8 million gain on insurance recoveries as described in Note 7.

(b)	Corporate overhead allocations include costs directly related to the operation of each segment and estimated charges based upon each segment’s relative contribution to the Company’s operations.

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
As of July 15, 2007, we operated and franchised 1,878 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 23 foreign countries.

	July 15	Dec. 31,
Operating Restaurants	2007	2006
Domestic:
Company-Operated	61	56
Franchised	1,507	1,503
International:
Franchised	310	319

Total	1,878	1,878

Our Business Strategy
We strive to deliver superior value to our customers, franchisees and shareholders by improving the unit economics of the Popeyes system restaurants with business initiatives tailored to enhance the experience of the Popeyes guest and to promote new restaurant development. Our business initiatives are focused on:
•	improving restaurant operations and customer satisfaction,

•	expanding brand awareness and innovative menu development, and

•	increasing the return on investment to our shareholders and franchisees.
Management Overview of 2007 Operating Results (Second Quarter)
Our second quarter of 2007 results and highlights include the following:
•	We realized diluted earnings per common share of $0.22.

•	We recognized approximately $1.8 million in gains on insurance recoveries related to Hurricane Katrina.

•	Total system-wide sales grew by 2.9% as compared to the second quarter of 2006.

•	Total domestic same-store sales decreased by 2.1% and international same-store sales increased by 1.7%, resulting in a global same-store sales decrease of 1.7%, as compared to the second quarter of 2006.

•	The Popeyes system opened 24 new restaurants, offset by 28 permanent closings.

•	We repurchased more than 675,000 shares of our common stock.

•	We reduced our general and administrative expenses by $1.6 million, or 700 basis points as a percent of total revenue.

A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions)	07/15/2007	07/09/2006	07/15/07	07/09/06
Sales by company-operated restaurants	$18.1	$14.6	$42.6	$30.7
Franchise revenues (a)	19.1	18.6	44.2	43.5
Other revenues	1.1	1.2	2.5	2.8

Total revenues	$38.3	$34.4	$89.3	$77.0

Operating profit	$12.7	$10.6	$25.7	$23.3
Net income	$6.6	$5.1	$13.0	$10.9

Global system-wide sales growth:	2.9%	4.0%	2.2%	5.9%

Same-store sales growth (decline) (b):
Company-operated restaurant segment	(7.3)%	13.1%	(6.7)%	18.5%
Domestic franchised restaurants	(1.8)%	1.8%	(2.7)%	3.9%
Total domestic (company-operated and franchised restaurants)	(2.1)%	2.2%	(2.8)%	4.4%
International franchised restaurants	1.7%	(2.8)%	1.0%	(4.0)%
Total global system	(1.7)%	1.7%	(2.5)%	3.6%

Company operated restaurants (all domestic)
Restaurants at beginning of period	56	33	56	32
New restaurant openings	1	1	2	1
Unit conversions, net	1	13	1	12
Permanent closings	(1)	—	(1)	(1)
Temporary closings, net of re-openings	4	3	3	6

Restaurants at the end of second quarter	61	50	61	50

Franchised restaurants (domestic and international)
Restaurants at beginning of period	1,820	1,800	1,822	1,796
New restaurant openings	23	32	51	65
Unit conversions, net	(1)	(13)	(1)	(12)
Permanent closings	(27)	(25)	(57)	(49)
Temporary closings, net of re-openings	2	2	2	(4)

Restaurants at the end of second quarter	1,817	1,796	1,817	1,796

Total system restaurants	1,878	1,846	1,878	1,846

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance as these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. For the second quarter of 2007 and 2006, franchisee sales, as reported by the franchisees, were $382.0 million and $374.8 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	12 Weeks Ended		28 Weeks Ended
	07/15/07	07/09/06	07/15/07	07/09/06
Revenues:
Sales by company-operated restaurants	47%	42%	48%	40%
Franchise revenues	50%	54%	49%	56%
Other revenues	3%	4%	3%	4%

Total revenues	100%	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (a)	51%	53%	51%	52%
Restaurant food, beverages and packaging (a)	34%	32%	34%	32%
General and administrative expenses	25%	32%	27%	34%
Depreciation and amortization	4%	5%	4%	4%
Other expenses (income), net	(2)%	(4)%	(0)%	(2)%

Total expenses	67%	69%	71%	70%

Operating profit	33%	31%	29%	30%
Interest expense, net	5%	7%	5%	8%

Income before income taxes and discontinued operations	28%	24%	24%	22%
Income tax expense	11%	9%	9%	8%

Income before discontinued operations	17%	15%	15%	14%
Discontinued operations, net of income taxes	—	—	—	—

Net income	17%	15%	15%	14%

(a)	Expressed as a percentage of sales by company-operated restaurants.
2007 Same-Store Sales — Second Quarter
Total domestic same-store sales decreased 2.1% in the second quarter of 2007, as compared to the same period in 2006, due to a decrease in guest counts partially offset by an increase in check average. Guest counts declined primarily due to our competitors’ continued aggressive pricing and discount promotions, value menu offerings and expanded chicken strip and sandwich product offerings in response to the impact of a challenging economic environment on the discretionary spending of our consumers.
By business segment, domestic same-store sales decreased 1.8% for our domestic franchised restaurants and decreased 7.3% for our company-operated restaurants. The same-store sales of our company-operated restaurants were also adversely affected by the restaurants in our New Orleans market, which comprise over 35% of our company-operated restaurant base. This market continues to be significantly impacted by the comparison to the extraordinarily high sales levels in 2006 following Hurricane Katrina.
Our international operations experienced same-stores sales increases of 1.7% during the second quarter of 2007 due primarily to strong sales comparisons in the Middle East, Korea, Mexico City and Latin America, partially offset by negative performance in Canada and U.S. military bases abroad which have been affected by the deployment of troops to the Middle East.
Looking Forward to the Remainder of 2007
For full year 2007, we anticipate total domestic same-store sales trends to be negative approximately 2.0%, compared to previous guidance of flat to slightly negative. Total domestic same-store sales are expected to be negative 1.0% to 2.0% in the third quarter and relatively flat in the fourth quarter as same-store sales trends turn positive towards the end of the year. We expect marketing, menu and operational initiatives, including additional value menu offerings and new menu boards, to strengthen same-store sales performance.

For full year 2007, new restaurant openings are expected to be in the range of 155-165 restaurants, compared to previous guidance of 165-175. This revised guidance reflects expected delays in fourth quarter domestic restaurant development projects in response to the challenging sales environment and the continued competitive real estate market. In addition, we now expect restaurant closures to fall in the range of 100-110 compared to our previous guidance of 80 to 90. The increased closures result from our ongoing initiatives to strengthen operational performance standards, coupled with the unexpected early lease terminations of 6 restaurant leases of a domestic franchisee, and the closure of additional underperforming international restaurants.
Internationally, we remain focused on initiatives that will build average unit volumes and profitability for our franchisees. We continue to see strong same-store sales performance in certain core markets resulting in an increase in new restaurant opening momentum in our Latin American and Middle Eastern regions. Additionally, we have secured new market development agreements for Turkey and Egypt and expect openings in those regions during the remainder of the year.
Comparisons of the Second Quarter for 2007 and 2006
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $18.1 million in the second quarter of 2007, a $3.5 million increase from the second quarter of 2006. The increase was primarily due to:
•	a $3.3 million increase due to the re-opening of our New Orleans restaurants closed as a result of Hurricane Katrina,

a $1.3 million increase due to the timing of new restaurant openings and the acquisition of one restaurant in the Nashville, Tennessee market which was previously owned by a franchisee, and

•	a $0.8 million increase due to the acquisition during the second quarter of 2006 of 13 restaurants in the Memphis and Nashville, Tennessee markets which were previously owned by a franchisee, partially offset by:
•	a $1.1 million decrease due to a 7.3% decrease in same-store sales in the second quarter of 2007, and

•	a $0.3 million decrease due to the termination of a variable interest entity relationship in the second quarter of 2006 that was previously consolidated.
The remaining fluctuation was due to various factors, including the timing and duration of temporary restaurant closings, in both the second quarters of 2007 and 2006.
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
Franchise revenues were $19.1 million in the second quarter of 2007, a $0.5 million increase from the second quarter of 2006. The increase was due primarily to a net increase of 48 domestic franchise locations from July 9, 2006 to July 15, 2007, partially offset by a 1.8% decline in domestic franchise same-store sales.
Other Revenues
Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees. Other revenues were $1.1 million in the second quarter of 2007, a $0.1 million decrease from the second quarter of 2006.

Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other expenses were $9.3 million in the second quarter of 2007, a $1.5 million increase from the second quarter of 2006. This increase was principally attributable to the increase in sales from company-operated restaurants. Restaurant employee, occupancy and other expenses were 51% and 53% of sales from company-operated restaurants in the second quarters of 2007 and 2006, respectively.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $6.1 million in the second quarter of 2007, a $1.4 million increase from the second quarter of 2006. This increase was principally attributable to the increase in sales from company-operated restaurants. Restaurant food, beverages and packaging costs were 34% and 32% of sales from company-operated restaurants in the second quarters of 2007 and 2006, respectively, increasing primarily as a result of increases in the costs of poultry and other commodities.
General and Administrative Expenses
General and administrative expenses were $9.5 million in the second quarter of 2007, a $1.6 million decrease from the second quarter of 2006. The decrease was primarily due to lower costs incurred for professional fees, national cable advertising, stock-based employee compensation, travel and other general and administrative costs.
On a consolidated basis, general and administrative expenses were approximately 25% and 32% of total revenues in the second quarters of 2007 and 2006, respectively.
Depreciation and Amortization
Depreciation and amortization was $1.6 million in the second quarter of both 2007 and 2006.
Other Expenses (Income), Net
Other expenses (income), net were $0.9 million in income in the second quarter of 2007 as compared to an income of $1.4 million in the second quarter of 2006. The income generated in 2007 resulted primarily from a net gain from insurance recoveries for property and equipment damage related to Hurricane Katrina. The income generated in 2006 resulted primarily from a net gain on the sale of assets associated with the purchase and subsequent sale of certain restaurants of our previously consolidated variable interest entity. A schedule of the components of other expenses (income), net can be found at Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
Interest expense, net was $2.0 million in the second quarter of 2007, a $0.5 million decrease from the second quarter of 2006 resulting primarily from lower average debt levels in 2007 as compared to 2006. A schedule of the components of interest expense, net can be found at Note 9 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax Expense
In the second quarter of 2007, we had an income tax expense associated with our continuing operations of $4.1 million compared to $3.1 million in the second quarter of 2006. Our effective tax rate associated with continuing operations in the second quarters of 2007 and 2006 was 38.3% and 38.3%, respectively. The effective tax rates differ from statutory rates due to pre-tax income earned from tax-exempt investments, other permanent differences, and inter-period allocations.

Comparisons of the Twenty-Eight Weeks Ended July 15, 2007 and July 9, 2006
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $42.6 million in the twenty-eight week period ended July 15, 2007, an $11.9 million increase from the comparable period in 2006. The increase was primarily due to:
•	a $8.6 million increase due to the re-opening of our New Orleans restaurants closed as a result of Hurricane Katrina,

a $2.3 million increase due to the timing of new restaurant openings and the acquisition of one restaurant in the Nashville, Tennessee market which was previously owned by a franchisee, and

•	a $5.7 million increase due to the acquisition during the second quarter of 2006 of 13 restaurants in the Memphis and Nashville, Tennessee markets which were previously owned by a franchisee, partially offset by:
•	a $2.3 million decrease due to a 6.7% decrease in same-store sales in the first twenty-eight weeks of 2007, and

•	a $1.2 million decrease due to the termination of a variable interest entity relationship in the second quarter of 2006 that was previously consolidated.
The remaining fluctuation was due to various factors, including the timing and duration of temporary restaurant closings, in both the first twenty-eight weeks of 2007 and 2006.
Franchise Revenues
Franchise revenues were $44.2 million in the twenty-eight week period ended July 15, 2007, a $0.7 million increase from the comparable period in 2006. The increase was due primarily to a net increase of 48 domestic franchise locations from July 9, 2006 to July 15, 2007, partially offset by a 2.7% decline in domestic franchise same-store sales.
Other Revenues
Other revenues were $2.5 million in the twenty-eight week period ended July 15, 2007, a $0.3 million decrease from the comparable period in 2006, primarily as a result of a reduction in the number of leased or subleased properties.
Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other costs were $21.6 million in the twenty-eight week period ended July 15, 2007, a $5.5 million increase from the comparable period in 2006. This increase is principally attributable to the increase in sales from company-operated restaurants. Restaurant employee, occupancy and other expenses were 51% and 52% of sales from company-operated restaurants in the first twenty-eight weeks of 2007 and 2006, respectively.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $14.3 million in the twenty-eight week period ended July 15, 2007, a $4.4 million increase from the comparable period in 2006. This increase was principally attributable to the increase in sales from company-operated restaurants. Restaurant food, beverages and packaging costs were 34% and 32% of sales from company-operated restaurants in the first twenty-eight weeks of 2007 and 2006, respectively, increasing primarily as a result of increases in the costs of poultry and other commodities.

General and Administrative Expenses
General and administrative expenses were $24.4 million in the twenty-eight week period ended July 15, 2007, a $1.7 million decrease from the comparable period of 2006. The decrease was primarily due to lower costs incurred for professional fees, stock-based employee compensation, outsourcing costs for information technology, third party rents, travel and other general and administrative costs partially offset by increases in personnel related costs, and bad debt expense.
On a consolidated basis, general and administrative expenses were approximately 27% and 34%, respectively, of total revenues in the first twenty-eight weeks of 2007 and 2006.
Depreciation and Amortization
Depreciation and amortization was $3.7 million in the twenty-eight week period ended July 15, 2007, a $0.3 million increase from the comparable period in 2006. This increase was principally due the depreciation and intangible amortization related to the acquisition of the 13 restaurants in the Memphis and Nashville, Tennessee markets which were previously owned by a franchisee.
Other Expenses (Income), Net
Other expenses (income), net were $0.4 million in income in the twenty-eight week period ended July 15, 2007 as compared to an income of $1.8 million in the comparable period of 2006. The income generated in 2007 resulted primarily from a net gain from insurance recoveries for property and equipment damage related to Hurricane Katrina. The income generated in 2006 resulted primarily from a net gain on the sale of assets associated with the purchase and subsequent sale of certain restaurants of our previously consolidated variable interest entity. A schedule of the components of other expenses (income), net can be found at Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
Interest expense, net was $4.5 million in the twenty-eight week period ended July 15, 2007, a $1.8 million decrease from the comparable period in 2006, resulting primarily from lower average debt levels in 2007 as compared to 2006. A schedule of the components of interest expense, net can be found at Note 9 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax Expense
In the first twenty-eight weeks of 2007, we had an income tax expense associated with our continuing operations of $8.2 million compared to $6.3 million comparable period in 2006. Our effective tax rate associated with continuing operations in the first twenty-eight weeks of 2007 and 2006 was 38.7% and 37.1% respectively. The effective tax rates differ from statutory rates due to pre-tax income earned from tax-exempt investments, other permanent differences, and inter-period allocations.

Liquidity and Capital Resources
We finance our business activities primarily with:
•	cash flows generated from our operating activities, and

•	borrowings under our 2005 Credit Facility.
Based upon our generation of cash flow from operations, our existing cash and cash equivalents ($2.5 million available as of July 15, 2007), and available borrowings under our 2005 Credit Facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures for the remainder of 2007 and beyond.
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
In addition to the scheduled payments of principal on the term loan at the end of each fiscal year, the Company is subject to mandatory prepayments (25% or 50% of consolidated excess cash flows as applicable) in those situations when consolidated excess cash flows for the year and total leverage ratio, as defined in the 2005 Credit Facility, exceed specified amounts. During the second quarter of 2007, we paid principal in the amount of $0.3 million (bringing total principal payments to $6.6 million for 2007).
On April 27, 2007, the Company entered into a Second Amendment (the “Second Amendment”) to its 2005 Credit Facility. The amendment modifies the restrictions in the 2005 Credit Facility on our ability to repurchase stock in order to increase permitted stock repurchases. For additional information regarding the Second Amendment, see Note 5 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. Although there can be no assurances as to the number of shares the Company will repurchase, the amendment provides the Company additional flexibility to continue periodic repurchases of shares of the Company’s common stock on the open market, in accordance with the Company’s share repurchase program.
During the second quarter of 2007, the Company repurchased and retired 675,391shares of common stock for approximately $12.4 million. Year-to-date through August 12, 2007 (the end of the Company’s eighth period for 2007), the Company repurchased and retired 1,456,105 shares of common stock for approximately $25.7 million. As of August 12, 2007, the remaining value of shares that may be repurchased under the Company’s existing share repurchase authorization was approximately $21.5 million.
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
Critical Accounting Policies and Significant Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for fiscal year ended December 31, 2006, except as follows:

Accounting for Income Taxes. On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. Fin 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As a result of implementing FIN 48, we recognized a $2.6 million decrease in our liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit. The amount of unrecognized tax benefits as of January 1, 2007 was approximately $4.9 million, which included approximately $1.5 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. There was no material change in the amount of unrecognized tax benefits in the quarter ended July 15, 2007.
We recognize interest and penalties related to uncertain tax positions as a component of our income tax expense. The total amount of interest and penalties accrued as of January 1, 2007 was approximately $0.5 million. Interest and penalties on uncertain tax positions during the twelve week period ended July 15, 2007 was approximately $0.1 million. As of July 15, 2007, we had approximately $0.7 million of accrued interest and penalties related to uncertain tax positions.
For additional information regarding Income Taxes and the adoption of FIN 48, see Note 10 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Effects of Hurricane Katrina and Insurance Proceeds. The Company maintains insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, and business interruption. Our policy entitles us to receive reimbursement for replacement value for damaged real and personal property as well as reimbursement of certain business interruption losses, net of applicable deductibles and subject to insurable limits. The insurance coverage is limited to $25.0 million, with a $10.0 million flood sub-limit.
Our insurance carriers have advanced $8.0 million against these and other claims made by the Company. In the second quarter of 2007, we recognized a gain on insurance recoveries from damage to property and equipment of $1.8 million, which is recorded as a component of other expenses (income), net. We continue to engage in discussions with our insurance carriers regarding business interruption losses and other costs and are currently unable to estimate the full amount of these recoveries upon final settlement.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the quarter ended July 15, 2007, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2006 10-K.
For additional information regarding the adoption of FIN 48, see “Critical Accounting Policies and Significant Estimates” in this Item 2 and at Note 10 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Long-Term Debt
For a discussion of our long-term debt, see Note 5 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2.
Capital Expenditures
Our capital expenditures consist of re-imaging activities associated with company-operated restaurants, new unit construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, strategic acquisitions of restaurants from franchisees, rebuilding of restaurants damaged by Hurricane Katrina, and investments in information technology hardware and software. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per unit basis typically cost between $70,000 and $160,000. Substantially all of our capital expenditures have been financed using cash provided from operating activities.
During the twenty-eight week period ended July 15, 2007, we invested approximately $4.9 million in various capital projects, including approximately $1.9 million in new restaurant locations, $0.9 million in the rebuilding of restaurants damaged by Hurricane Katrina, $0.3 million in our re-imaging program, and approximately $1.8 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s ability to repurchase shares of its common stock under its share repurchase program and the number of shares that may actually be repurchased (if any), projections and expectations regarding same-store sales growth, new restaurant openings, restaurant closings, re-opening of temporarily closed restaurants, and recovery of insurance proceeds, statements regarding the effectiveness of our promotional materials and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, the need to continue to improve our internal controls, adverse effects on operations from Hurricane Katrina, the economic impact on consumer spending in markets affected by Hurricane Katrina, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2005 Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, adverse effects of regulatory actions arising in connection with the restatement of our previously issued financial statements, effects of increased gasoline prices, general economic conditions, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2006 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the twenty-eight weeks ended July 15, 2007 and July 9, 2006, foreign-sourced revenues represented 4.1% and 4.8% respectively, of our total revenues. As of July 15, 2007, approximately $0.9 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 23 countries with approximately 45% of our revenues from international royalties originating from restaurants in Korea, Canada and Mexico.
Interest Rate Risk With Respect to our 2005 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 15, 2007, we had outstanding borrowings under our 2005 Credit Facility of $123.4 million.
Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110.0 million. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. At July 15, 2007, the fair value of these agreements was approximately $1.2 million and was recorded as a component of “other long term assets, net.” As of July 15, 2007, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreements, was approximately 6.5%.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2007, we repurchased 675,391 of our common shares as scheduled below:

			Total Number of
			Shares
			Repurchased	Maximum Value of
	Number of	Average Price	as Part of a	Shares that May Yet
	Shares	Paid	Publicly	Be Repurchased
Period	Repurchased (a) (b)	Per Share	Announced Plan	Under the Plan (a) (b)
Period 5 4/23/07 – 5/20/07	152,900	20.38	152,900	$37,362,470
Period 6 5/21/07 – 6/17/07	270,991	$17.87	270,991	$32,519,402
Period 7 6/18/07 – 7/15/07	251,500	$17.85	251,500	$28,031,029

Total	675,391	$18.43	675,391	$28,031,029

(a)	Effective July 22, 2002, amended on October 7, 2002, re-affirmed on May 27, 2005, and expanded on February 17, 2006 and June 27, 2006, the Company’s board of directors has authorized a share repurchase program. See Note 6 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.

(b)	From July 16, 2007 through August 12, 2007 (the end of the Company’s eighth period for 2007), the Company repurchased and retired an additional 409,414 shares of common stock for approximately $6.5 million. As of August 12, 2007, the remaining value of shares that may be repurchased under the existing program was $21.5 million.
Item 4. Submission of Matters to a Vote of Security Holders.
At our 2007 Annual Shareholders Meeting held on May 24, 2007, the shareholders elected the following nominees to the board of directors to serve a one-year term with votes cast as follows:

Frank J. Belatti	Victor Arias, Jr.
For: 28,260,289	For: 28,262,882
Withheld: 58,624	Withheld: 56,031

Cheryl A. Bachelder	Carolyn Hogan Byrd
For: 28,262,882	For: 27,169,968
Withheld: 56,031	Withheld: 1,148,945

John M. Cranor	John F. Hoffner
For: 28,263,254	For: 28,180,340
Withheld: 55,659	Withheld: 138,573

R. William Ide, III	Kelvin J. Pennington
For: 27,170,076	For: 28,122,793
Withheld: 1,148,837	Withheld: 196,120

The shareholders also voted against a proposal that the Company’s Board of Directors issue a report to shareholders by November 2007 making transparent the progress made toward encouraging its suppliers to evaluate controlled-atmosphere killing as a method of poultry slaughter with votes cast as follows:
For: 447,845
Against: 26,213,701
Abstain: 1,063,108
Non votes: 594,259
Item 6. Exhibits
     (a) Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission August 21, 2007).

Exhibit 10.1	Second Amendment to the Second Amended and Restated Credit Agreement, dated as of April 25, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 30, 2007).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 11 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: August 22, 2007	By:	/s/ H. Melville Hope, III

H. Melville Hope, III
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)