Form 10-Q
period 2007-10-07
AFC ENTERPRISES INC
filed 2007-11-14
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 7, 2007
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
Yes ☐   No ☑
     As of November 2, 2007 there were 27,740,199 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

Part 1. Financial Information
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	10/07/07	12/31/06
ASSETS
Current assets:
Cash and cash equivalents	$1.8	$6.7
Accounts and current notes receivable, net	10.6	12.9
Prepaid income taxes	0.9	7.4
Other current assets	19.0	15.6

Total current assets	32.3	42.6

Long-term assets:
Property and equipment, net	39.9	39.9
Goodwill	11.7	11.7
Trademarks and other intangible assets, net	51.8	52.4
Other long-term assets, net	14.9	16.5

Total long-term assets	118.3	120.5

Total assets	$150.6	$163.1

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24.3	$23.8
Other current liabilities	13.2	10.9
Current debt maturities	1.4	1.4

Total current liabilities	38.9	36.1

Long-term liabilities:
Long-term debt	125.5	132.6
Deferred credits and other long-term liabilities	22.5	25.6

Total long-term liabilities	148.0	158.2

Commitments and contingencies

Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 27,962,938 and 29,487,648 shares issued and outstanding at October 7, 2007 and December 31, 2006, respectively)	0.3	0.3
Capital in excess of par value	135.0	161.7
Accumulated deficit	(172.1)	(194.4)
Accumulated other comprehensive income	0.5	1.2

Total shareholders’ deficit	(36.3)	(31.2)

Total liabilities and shareholders’ deficit	$150.6	$163.1

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	10/07/07	10/01/06	10/07/07	10/01/06
Revenues:
Sales by company-operated restaurants	$18.4	$16.1	$61.0	$46.8
Franchise revenues	19.5	18.6	63.7	62.1
Other revenues	1.0	1.3	3.5	4.1

Total revenues	38.9	36.0	128.2	113.0

Expenses:
Restaurant employee, occupancy and other expenses	9.1	8.1	30.7	24.2
Restaurant food, beverages and packaging	6.3	5.3	20.6	15.2
General and administrative expenses	11.3	9.6	35.7	35.7
Depreciation and amortization	1.6	1.5	5.3	4.9
Other expense (income), net	(1.3)	(0.4)	(1.7)	(2.2)

Total expenses	27.0	24.1	90.6	77.8

Operating profit	11.9	11.9	37.6	35.2
Interest expense, net	2.0	2.6	6.5	8.9

Income before income taxes and discontinued operations	9.9	9.3	31.1	26.3
Income tax expense	3.4	3.4	11.6	9.7

Income before discontinued operations	6.5	5.9	19.5	16.6
Discontinued operations, net of income taxes	—	—	—	0.2

Net income	$6.5	$5.9	$19.5	$16.8

Earnings per common share, basic:
Income before discontinued operations	$0.23	$0.20	$0.67	$0.56
Discontinued operations, net of income taxes	—	—	—	0.01

Net income	$0.23	$0.20	$0.67	$0.57

Earnings per common share, diluted:
Income before discontinued operations	$0.23	$0.20	$0.67	$0.55
Discontinued operations, net of income taxes	—	—	—	0.01

Net income	$0.23	$0.20	$0.67	$0.56

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Income	Total
Balance at December 31, 2006	29,487,648	$0.3	$161.7	$(194.4)	$1.2	$(31.2)
Cumulative effect of accounting change (Note 10)	—	—	—	2.6	—	2.6
Net income				19.5		19.5

Other comprehensive income
Net change in fair value of cash flow hedge, net of tax					(0.5)	(0.5)
Derivative gains realized in earnings during the period					(0.2)	(0.2)

Total comprehensive income						18.8
Issuance of common stock under stock option plans	336,417	—	3.2	—	—	3.2
Repurchases and retirement of shares	(1,862,431)	—	(31.6)	—	—	(31.6)

Excess tax benefits from stock based compensation	—	—	1.0	—	—	1.0
Special cash dividend forfeited	—	—	—	0.2	—	0.2
Cancellation of shares	(33,916)	—	(0.5)	—	—	(0.5)
Issuance of restricted stock awards, net of forfeitures	35,220	—	—	—	—	—

Stock based payment expense	—	—	1.2	—	—	1.2

Balance at October 7, 2007	27,962,938	$0.3	$135.0	$(172.1)	$0.5	$(36.3)

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	40 Weeks Ended
	10/07/07	10/01/06
Cash flows provided by (used in) operating activities:
Net income	$19.5	$16.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations, net of income taxes	—	(0.2)
Depreciation and amortization	5.3	4.9
Asset write-downs	0.5	0.1
Net loss (gain) on sale and disposal of assets	0.1	(2.2)
Gain on hurricane related insurance recoveries	(2.6)	—
Deferred income taxes	0.5	1.5
Non-cash interest, net	(0.2)	1.1
Provision for/(recovery of) credit losses	0.3	(0.3)
Excess tax benefits from stock-based compensation	(1.0)	(1.3)
Stock based compensation expense	1.2	2.2
Change in operating assets and liabilities:
Accounts receivable	0.9	5.5
Prepaid income taxes	7.5	26.0
Other operating assets	—	1.1
Accounts payable and other operating liabilities	0.6	(13.4)

Net cash provided by operating activities of continuing operations	32.6	41.8

Cash flows provided by (used in) investing activities:
Capital expenditures	(5.8)	(3.4)
Proceeds from dispositions of property and equipment	0.2	3.6
Property insurance proceeds	4.5	—
Acquisition of franchised restaurants	(0.4)	(9.1)
Purchases of short-term investments	—	(2.5)
Sales and maturities of short-term investments	—	33.3
Other, net	0.6	0.6

Net cash (used in) provided by investing activities	(0.9)	22.5

Cash flows provided by (used in) financing activities:
Principal payments — 2005 Credit Facility term loans	(7.0)	(53.6)
Principal payments – other notes	(0.1)	(1.3)
(Increase) in restricted cash	(1.1)	(0.3)
Dividends paid	(0.7)	—
Proceeds from exercise of employee stock options	3.2	9.4
Excess tax benefits from stock-based compensation	1.0	1.3
Stock repurchases	(31.6)	(24.4)
Other, net	(0.3)	(0.6)

Net cash (used in) financing activities	(36.6)	(69.5)

Net decrease in cash and cash equivalents	(4.9)	(5.2)
Cash and cash equivalents at beginning of year	6.7	8.2

Cash and cash equivalents at end of quarter	$1.8	$3.0

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
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The condensed consolidated balance sheet as of December 31, 2006 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements for the interim periods presented have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. We suggest that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2006 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2006 Form 10-K.
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
In the Company’s condensed consolidated financial statements, the advertising fund is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, Accounting for Franchise Fee Revenue. Contributions received and expenses of the advertising fund are excluded from the Company’s condensed consolidated statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s condensed consolidated balance sheets with the exception of (1) cash, which is restricted as to use and included as a component of “other current assets” and (2) the net fund balance, which is included in the Company’s condensed consolidated balance sheets as a component of “accounts payable.” The net fund balance was approximately $9.2 million at October 7, 2007 and $8.1 million at December 31, 2006.

Amounts associated with the advertising fund included in our condensed consolidated balance sheets at October 7, 2007 and December 31, 2006 were as follows:

(in millions)	10/07/07	12/31/06
Accounts and current notes receivable, net	$3.7	$3.7
Other current assets	13.6	12.5

	$17.3	$16.2

Accounts Payable:
Accounts payable	$8.1	$8.1
Net fund balance	9.2	8.1

	$17.3	$16.2

Recent Accounting Pronouncements that the Company Has Not Yet Adopted. In September 2006, the FASB issued Statement of Financial Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management has not completed its evaluation of the impact of adoption of SFAS 157 on its financial statements, but currently believes the impact of the adoption of SFAS 157 will not require material modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value with changes in the fair value recognized in earnings. The statement’s objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is reviewing the provisions of SFAS 159. It is unlikely that management will elect the fair value reporting option of SFAS 159 for any of the Company’s assets or liabilities.
3. Other Current Assets

(in millions)	10/07/07	12/31/06
Restricted cash	$11.6	$10.5
Other current assets of the advertising fund	2.0	2.2
Prepaid insurance	0.7	1.1
Prepaid expenses and other current assets	4.7	1.8

	$19.0	$15.6

The restricted cash balances at October 7, 2007 and December 31, 2006 are primarily associated with the advertising fund.
4. Other Current Liabilities

(in millions)	10/07/07	12/31/06
Accrued employee compensation and benefits	$2.6	$3.2
Accrued income taxes payable and income tax reserves	5.7	4.5
Accrued real estate obligations	1.6	1.2
Accrued legal	0.7	0.6
Other	2.6	1.4

	$13.2	$10.9

5. Long-Term Debt and Other Borrowings

(in millions)	10/07/07	12/31/06
2005 Credit Facility:
Revolving credit facility	$—	$—
Term loan	123.0	130.0
Capital lease obligations	0.8	0.8
Other notes	3.1	3.2

	126.9	134.0
Less current portion	(1.4)	(1.4)

	$125.5	$132.6

2005 Credit Facility. On May 11, 2005, and as amended on April 14, 2006 and April 27, 2007, the Company entered into a bank credit facility (the “2005 Credit Facility”) with J.P. Morgan Chase Bank and certain other lenders, which consists of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan. As of October 7, 2007, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility and had $2.2 million of outstanding letters of credit.
On April 27, 2007, the Company entered into a Second Amendment (the “Second Amendment”) to its 2005 Credit Facility. The Second Amendment modifies the restrictions in the 2005 Credit Facility on the Company’s ability to repurchase stock by providing 1) an additional permitted stock repurchase limit of $40,000,000 which may be used during the remaining term of the 2005 Credit Facility and 2) additional annual stock repurchase capacity based on certain financial covenant calculations. Although there can be no assurances as to the number of shares the Company will repurchase, the effect of the amendment is to permit repurchase up to the full amount permitted under the Company’s current board-approved, multi-year stock repurchase authorization.
2005 Interest Rate Swap Agreements. The 2005 Credit Facility bears interest based upon alternative indices plus an applicable margin as specified in the facility. Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110.0 million. The agreements terminate on June 30, 2008. The effect of the swap agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. During the forty week periods ended October 7, 2007 and October 1, 2006, the net interest income associated with these agreements was $1.2 million and $0.9 million, respectively. During the twelve week periods ended October 7, 2007 and October 1, 2006, the net interest income associated with these agreements was $0.3 million and $0.4 million, respectively.
These agreements are accounted for as an effective cash flow hedge. At October 7, 2007, the fair value of these agreements was approximately $0.7 million and was recorded as a component of “other long-term assets, net.” The changes in fair value are recognized in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. As of October 7, 2007, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreements, was approximately 6.5%.
6. Share Repurchases
Effective July 22, 2002, as amended on October 7, 2002, re-affirmed on May 27, 2005, and expanded on February 17, 2006 and June 27, 2006, the Company’s board of directors authorized a share repurchase program of up to $165.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During the twelve and forty week periods ended October 7, 2007, the Company repurchased and retired 815,740 and 1,862,431 shares of common stock for approximately $12.4 million and $31.6 million, respectively. During the twelve and forty week periods ended October 1, 2006, the Company repurchased and retired 184,800 and 1,486,714 shares of common stock for approximately $2.8 million and $20.4 million, respectively. From October 8, 2007 through November 2, 2007 (the last trading date in the Company’s eleventh period for 2007), the Company repurchased and retired an additional 253,900 shares of common stock for approximately $3.6 million. As of November 2, 2007, the remaining value of shares that may be repurchased under the board’s authorization was approximately $12.0 million.

7. Other Expense (Income), Net

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/07/07	10/01/06	10/07/07	10/01/06
Litigation related costs (proceeds)	$—	$—	$0.1	$(0.4)
Impairments and disposals of fixed assets	—	0.1	0.6	0.1
Gain on insurance recoveries related to asset damage, net	(0.8)	—	(2.6)	—
Income from business interruption insurance recoveries	(0.5)	—	(0.5)	—
Other hurricane costs and related insurance recoveries, net	—	0.1	0.3	0.5
Costs related to restaurant closures	—	—	0.3	—
Net gain on sale of assets	—	(0.6)	(0.2)	(2.2)
Other	—	—	0.3	(0.2)

	$(1.3)	$(0.4)	$(1.7)	$(2.2)

During the third quarter of 2005, 36 company-operated restaurants in the city of New Orleans were temporarily closed as a result of Hurricane Katrina. As of October 7, 2007, 23 of these restaurants have been re-opened (one of which had subsequently closed due to fire damage), eight have been permanently closed, and five remain temporarily closed.
The Company has received approximately $10.4 million from its insurance carriers representing settlement of all claims resulting from Hurricane Katrina with the exception of certain losses related to business interruption coverage. The Company recognized net gains on insurance recoveries during the twelve week and forty week periods ended October 7, 2007 of approximately $1.3 million and $3.1 million, respectively. The Company continues to engage in discussions with its insurance carriers regarding business interruption losses and is currently unable to estimate the full amount of these recoveries upon final settlement.
8. Legal Matters
On April 30, 2003, the Company received an informal, nonpublic inquiry from the staff of the SEC requesting voluntary production of documents and other information. The requests, for documents and information, to which the Company responded, relate primarily to the Company’s announcement on March 24, 2003 indicating it would restate its financial statements for fiscal year 2001 and the first three quarters of 2002. On December 14, 2004, the SEC issued an order authorizing a formal investigation with respect to these matters. The Company has cooperated with the SEC in these inquiries.
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
9. Interest Expense, Net

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/07/07	10/01/06	10/07/07	10/01/06
Interest on debt	$2.1	$2.4	$6.8	$8.8
Amortization and write-offs of debt issuance costs	0.1	0.4	0.5	1.1
Other debt related charges	0.1	0.2	0.3	0.3
Interest income	(0.3)	(0.4)	(1.1)	(1.3)

	$2.0	$2.6	$6.5	$8.9

During the forty weeks ended October 7, 2007 and October 1, 2006, total payments made for interest were approximately $6.8 million and $11.7 million, respectively.
See Note 5 for a discussion of the 2005 Credit Facility.

10. Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 . FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As a result of implementing FIN 48, the Company recognized a $2.6 million decrease in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit. The amount of unrecognized tax benefits as of January 1, 2007 was approximately $4.9 million, which included approximately $1.5 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. In the third quarter of 2007, the Company reduced the unrecognized tax benefit related to prior years’ tax positions by approximately $0.3 million. The reduction was primarily due to the expiration of certain statutes of limitation during the quarter which impacted our evaluation of uncertain tax positions claimed on prior years’ returns. Changes in the amount of unrecognized tax benefits in the first and second quarters were not significant.
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. The total amount of interest and penalties accrued as of January 1, 2007 was approximately $0.5 million. Interest expense (income) and penalties on uncertain tax positions during the twelve week and forty week periods ended October 7, 2007 were approximately $(0.1) million and $0.1 million, respectively. As of October 7, 2007, the Company had approximately $0.6 million of accrued interest and penalties related to uncertain tax positions.
The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The U.S. federal tax years 2004 through 2006 are open to audit. In general, the state tax years open to audit range from 2003 through 2006. The Internal Revenue Service has commenced an examination of the Company’s U.S. income tax return for 2004. The Company has recorded unrecognized tax benefits of approximately $0.3 million related to the period being examined.
The Company has unrecognized tax benefits of approximately $0.4 million, which the Company would recognize within the next twelve months if the statute of limitations were to expire.
The Company’s effective tax rates associated with continuing operations for the twelve week periods ended October 7, 2007 and October 1, 2006, were 34.3% and 36.6%, respectively. The Company’s effective tax rates associated with continuing operations for the forty week periods ended October 7, 2007 and October 1, 2006 were 37.3% and 36.9% respectively. These rates differ from statutory rates due to return to provision adjustments, adjustments to estimated tax reserves, other permanent differences and inter-period allocations.
11. Components of Earnings Per Common Share Computation

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/07/07	10/01/06	10/07/07	10/01/06
Numerators for earnings per share computation:
Income before discontinued operations	$6.5	$5.9	$19.5	$16.6
Discontinued operations	—	—	—	0.2

Net Income	$6.5	$5.9	$19.5	$16.8

Denominator for basic earnings per share – weighted average shares	28.2	29.2	28.9	29.6
Dilutive employee stock options	0.1	0.3	0.2	0.3

Denominator for diluted earnings per share	28.3	29.5	29.1	29.9

12. Segment Information (Continuing Operations)
 The Company’s reportable business segments are its franchise operations and its company-operated restaurants.

		Company-
	Franchise	Operated
(in millions)	Operations	Restaurants	Corporate	Total
Twelve weeks ended 10/07/07
Total revenues	$20.5	$18.4	$—	$38.9
Operating profit (loss) before allocation (a)	14.7	2.2	(5.0)	11.9
Corporate overhead allocations (b)	(4.4)	(0.6)	5.0	—

Operating profit (loss)	10.3	1.6	—	11.9
Depreciation and amortization	0.4	1.2	—	1.6
Capital expenditures	0.2	0.7	—	0.9

Twelve weeks ended 10/01/06
Total revenues	$19.9	$16.1	$—	$36.0
Operating profit (loss) before allocation	14.9	0.8	(3.8)	11.9
Corporate overhead allocations (b)	(3.2)	(0.6)	3.8	—

Operating profit (loss)	11.7	0.2	—	11.9
Depreciation and amortization	0.5	1.0	—	1.5
Capital expenditures	—	1.0	—	1.0

Forty weeks ended 10/07/07
Total revenues	$67.2	$61.0	$—	$128.2
Operating profit (loss) before allocation (a)	49.4	5.3	(17.1)	37.6
Corporate overhead allocations (b)	(14.6)	(2.1)	16.7	—

Operating profit (loss)	34.8	3.2	(0.4)	37.6
Depreciation and amortization	1.5	3.8	—	5.3
Capital expenditures	0.2	5.6	—	5.8

Forty weeks ended 10/01/06
Total revenues	$66.2	$46.8	$—	$113.0
Operating profit (loss) before allocation	49.0	1.8	(15.6)	35.2
Corporate overhead allocations (b)	(14.6)	(1.4)	16.0	—

Operating profit (loss)	34.4	0.4	0.4	35.2
Depreciation and amortization	1.7	3.2	—	4.9
Capital expenditures	0.6	2.8	—	3.4

(a)	Operating profit (loss) from company-operated restaurants for the twelve and forty week periods ended October, 7, 2007 includes a $1.3 million and $3.1 million of net gains on insurance recoveries related to asset damage and business interruption, respectively, as described in Note 7.

(b)	Corporate overhead allocations include costs directly related to the operation of each segment and estimated charges based upon each segment’s relative contribution to the Company’s operations.

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
Nature of Business
Within our continuing operations, we develop, operate and franchise quick-service restaurants (“QSRs”) under the trade name Popeyes ® Chicken & Biscuits (“Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
As of October 7, 2007, we operated and franchised 1,881 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 24 foreign countries.

	October 7,	December 31,
Operating Restaurants	2007	2006
Domestic:
Company-Operated	61	56
Franchised	1,506	1,503
International:
Franchised	314	319

Total	1,881	1,878

Our Business Strategy
We strive to deliver value to our customers, franchisees and shareholders by improving the unit economics of our restaurants with business initiatives tailored to enhance the experience of the Popeyes guest and to promote new restaurant development. Our business initiatives are focused on:
•	improving restaurant operations and customer satisfaction,

•	expanding brand awareness and innovative menu development, and

•	increasing the return on investment to our shareholders and franchisees.
Management Overview of 2007 Operating Results (Third Quarter)
Our third quarter of 2007 results and highlights include the following:
•	We reported net income of $6.5 million, or diluted earnings per common share of $0.23. Net income includes approximately $1.3 million in income from insurance recoveries.

•	Total system-wide sales grew by 2.8% as compared to the third quarter of 2006.

•	Total domestic same-store sales decreased by 1.9% and international same-store sales increased by 0.5%, resulting in a global same-store sales decrease of 1.7%.

•	The Popeyes system opened 32 new restaurants, offset by 30 permanent closings.

•	We repurchased approximately 816,000 shares of our common stock.

A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions)	10/07/07	10/01/06	10/07/07	10/01/06
Sales by company-operated restaurants	$18.4	$16.1	$61.0	$46.8
Franchise revenues (a)	19.5	18.6	63.7	62.1
Other revenues	1.0	1.3	3.5	4.1

Total revenues	$38.9	$36.0	$128.2	$113.0

Operating profit	$11.9	$11.9	$37.6	$35.2
Net income	$6.5	$5.9	$19.5	$16.8

Global system-wide sales growth:	2.8%	4.6%	2.4%	5.5%

Same-store sales increases (decreases) (b):
Company-operated restaurant segment	(10.5)%	9.6%	(7.9)%	15.5%
Domestic franchised restaurants	(1.5)%	(0.2)%	(2.3)%	2.7%
Total domestic (company-operated and franchised restaurants)	(1.9)%	0.2%	(2.6)%	3.1%
International franchised restaurants	0.5%	(2.3)%	0.8%	(3.6)%
Total global system	(1.7)%	0.0%	(2.2)%	2.5%

Company operated restaurants (all domestic)
Restaurants at beginning of period	61	50	56	32
New restaurant openings	—	—	2	1
Unit conversions, net	—	—	1	12
Permanent closings	(2)	—	(3)	(1)
Temporary closings, net of re-openings	2	1	5	7

Restaurants at the end of third quarter	61	51	61	51

Franchised restaurants (domestic and international)
Restaurants at beginning of period	1,817	1,796	1,822	1,796
New restaurant openings	32	26	83	91
Unit conversions, net	—	—	(1)	(12)
Permanent closings	(28)	(23)	(85)	(72)
Temporary closings, net of re-openings	(1)	(5)	1	(9)

Restaurants at the end of third quarter	1,820	1,794	1,820	1,794

Total system restaurants	1,881	1,845	1,881	1,845

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance as these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. For the third quarter of 2007 and 2006, franchisee sales, as reported by the franchisees, were approximately $385.8 million and $377.5 million, respectively. On a year-to-date basis for 2007 and 2006, franchisee sales, as reported by the franchisees, were approximately $1,273 million and $1,257 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	12 Weeks Ended		40 Weeks Ended
	10/07/07	10/01/06	10/07/07	10/01/06
Revenues:
Sales by company-operated restaurants	47%	45%	47%	41%
Franchise revenues	50%	52%	50%	55%
Other revenues	3%	3%	3%	4%

Total revenues	100%	100%	100%	100%

Expenses:

Restaurant employee, occupancy and other expenses (a)	49%	50%	50%	52%
Restaurant food, beverages and packaging (a)	34%	33%	34%	32%
General and administrative expenses	29%	27%	28%	32%
Depreciation and amortization	4%	4%	4%	4%
Other expenses (income), net	(3)%	(1)%	(1)%	(2)%

Total expenses	69%	67%	71%	69%

Operating profit	31%	33%	29%	31%
Interest expense, net	5%	7%	5%	8%

Income before income taxes and discontinued operations	26%	26%	24%	23%
Income tax expense	9%	10%	9%	8%

Income before discontinued operations	17%	16%	15%	15%
Discontinued operations, net of income taxes	—	—	—	—

Net income	17%	16%	15%	15%

(a)	Expressed as a percentage of sales by company-operated restaurants.
2007 Same-Store Sales — Third Quarter
Total domestic same-store sales decreased 1.9% in the third quarter of 2007, as compared to the same period in 2006, due to a decrease in transaction counts, partially offset by an increase in check average. As sales have been impacted by weakness in the lunch and dinner day parts within the QSR segment, our promotional menu offerings and price points have not resulted in incremental traffic needed to offset these declines. We are reviewing and assessing our menu and marketing practices to develop traffic-building programs to counter these softer trends.
By business segment, domestic same-store sales decreased 1.5% for our franchised restaurants and decreased 10.5% for our company-operated restaurants. This decrease reflects the continued rollover effect of extraordinarily high sales levels in 2006 following Hurricane Katrina in our New Orleans market, which comprise over 35% of our company-operated restaurant base, as well as softer same-store sales in the Atlanta and Tennessee markets.
Our international operations experienced same-stores sales increases of 0.5% during the third quarter of 2007 due primarily to strong sales comparisons in the Middle East, Korea, and Latin America, partially offset by negative performance in Canada and U.S. military bases abroad which have been affected by the deployment of troops to the Middle East.

Looking Forward to the Remainder of 2007
For full year 2007, we anticipate total domestic same-store sales trends to be negative approximately 2.5%, compared to our previous guidance of approximately negative 2.0%. For full year 2007, new restaurant openings are expected to be at the lower end of previous guidance in the range of 155-165 restaurants. Restaurant closures are expected to fall in the range of 100-110 units, consistent with previous guidance.
As recently announced, effective November 5, 2007, Cheryl Bachelder joined our team as Chief Executive Officer. Additionally, we have engaged a proven marketing consulting resource to work with our management team to help accelerate our return to positive same-store sales. We are fully assessing our marketing and menu initiatives. Our promotional calendar for the remainder of 2007 and into 2008 will be enhanced to ensure that our menu items and price points resonate with our customer base. In addition to these and other initiatives, we will also strengthen our guest satisfaction measures to drive customer loyalty.
Internationally, we continue to see stronger same-store sales performance in certain core markets, resulting in an increase in new restaurant opening momentum in our Latin American and Middle Eastern regions. Additionally, new market development agreements for Turkey and Egypt will accelerate openings in those regions, and we are actively seeking additional new business development partners in Southeast Asia and Latin America.
Comparisons of the Third Quarter for 2007 and 2006
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $18.4 million in the third quarter of 2007, a $2.3 million increase from the third quarter of 2006. The increase was primarily due to:
•	a $2.8 million increase due to the re-opening of additional New Orleans restaurants closed as a result of Hurricane Katrina, and

•	a $1.2 million increase due to the timing of new restaurant openings and the acquisition of one restaurant in the Nashville, Tennessee market which was previously owned by a franchisee, partially offset by:
•	a $1.7 million decrease due to a 10.5% decrease in same-store sales in the third quarter of 2007.

The remaining fluctuation was due to various factors, including the timing and duration of temporary restaurant closings, in both the third quarters of 2007 and 2006.
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
Franchise revenues were $19.5 million in the third quarter of 2007, a $0.9 million increase from the third quarter of 2006. The increase was due primarily to a net increase of 35 domestic franchise locations from October 1, 2006 to October 7, 2007, partially offset by a 1.5% decline in domestic franchise same-store sales.
Other Revenues
Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees. Other revenues were $1.0 million in the third quarter of 2007, a $0.3 million decrease from the third quarter of 2006, primarily as a result of a reduction in the number of leased or subleased properties.

Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other expenses were $9.1 million in the third quarter of 2007, a $1.0 million increase from the third quarter of 2006. This increase was principally attributable to the increase in sales from company-operated restaurants as discussed above. Restaurant employee, occupancy and other expenses were 49% and 50% of sales from company-operated restaurants in the third quarters of 2007 and 2006, respectively.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $6.3 million in the third quarter of 2007, a $1.0 million increase from the third quarter of 2006. This increase was principally attributable to the increase in sales from company-operated restaurants as discussed above. Restaurant food, beverages and packaging costs were 34% and 33% of sales from company-operated restaurants in the third quarters of 2007 and 2006, respectively, increasing primarily as a result of higher costs for poultry and other commodities.
General and Administrative Expenses
General and administrative expenses were $11.3 million in the third quarter of 2007, a $1.7 million increase from the third quarter of 2006. The increase was primarily due to higher costs incurred for personnel costs including severance and professional fees, partially offset by lower costs for stock based employee compensation.
On a consolidated basis, general and administrative expenses were approximately 29% and 27% of total revenues in the third quarters of 2007 and 2006, respectively.
Depreciation and Amortization
Depreciation and amortization was $1.6 million and $1.5 million in the third quarters of 2007 and 2006, respectively.
Other Expense (Income), Net
Other expense (income), net was $1.3 million of income in the third quarter of 2007 as compared to income of $0.4 million in the third quarter of 2006. The income generated in 2007 resulted primarily from a net gain from insurance recoveries for claims related to Hurricane Katrina. The income generated in 2006 resulted primarily from a net gain on the sale of property and equipment. A schedule of the components of other expense (income), net can be found in Note 7 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.
Interest Expense, Net
Interest expense, net was $2.0 million in the third quarter of 2007, a $0.6 million decrease from the third quarter of 2006, resulting primarily from lower average debt levels in 2007 as compared to 2006. A schedule of the components of interest expense, net can be found in Note 9 to our condensed consolidated financial statements included in Part 1, Item 1 to this quarterly report.
Income Tax Expense
In the third quarter of 2007, we had income tax expense associated with our continuing operations of $3.4 million, as compared to $3.4 million in the third quarter of 2006. Our effective tax rates associated with continuing operations in the third quarters of 2007 and 2006 were 34.3% and 36.6%, respectively. These rates differ from statutory rates due to return to provision adjustments, adjustments to estimated tax reserves, other permanent differences and inter-period allocations.

Comparisons of the Forty Weeks Ended October 7, 2007 and October 1, 2006
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $61.0 million in the forty week period ended October 7, 2007, a $14.2 million increase from the comparable period in 2006. The increase was primarily due to:
•	an $11.4 million increase due to the re-opening of additional New Orleans restaurants closed as a result of Hurricane Katrina,

•	a $5.7 million increase due to the acquisition during the second quarter of 2006 of 13 restaurants in the Memphis and Nashville, Tennessee markets which were previously owned by a franchisee, and

•	a $3.5 million increase due to the timing of new restaurant openings and the acquisition of one restaurant in the Nashville, Tennessee market which was previously owned by a franchisee, partially offset by:
•	a $3.9 million decrease due to a 7.9% decrease in same-store sales in the first forty weeks of 2007, and

•	a $1.2 million decrease due to the termination of a variable interest entity relationship in the second quarter of 2006 that was previously consolidated.
The remaining fluctuation was due to various factors, including the timing and duration of temporary restaurant closings, in both the first forty weeks of 2007 and 2006.
Franchise Revenues
Franchise revenues were $63.7 million in the forty week period ended October 7, 2007, a $1.6 million increase from the comparable period in 2006. The increase was due primarily to a net increase of 35 domestic franchise locations from October 1, 2006 to October 7, 2007, partially offset by a 2.3% decline in domestic franchise same-store sales.
Other Revenues
Other revenues were $3.5 million in the forty week period ended October 7, 2007, a $0.6 million decrease from the comparable period in 2006, primarily as a result of a reduction in the number of leased or subleased properties.
Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other costs were $30.7 million in the forty week period ended October 7, 2007, a $6.5 million increase from the comparable period in 2006. This increase is principally attributable to the increase in sales from company-operated restaurants as discussed above. Restaurant employee, occupancy and other expenses were 50% and 52% of sales from company-operated restaurants in the first forty weeks of 2007 and 2006, respectively.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $20.6 million in the forty week period ended October 7, 2007, a $5.4 million increase from the comparable period in 2006. This increase was principally attributable to the increase in sales from company-operated restaurants as discussed above. Restaurant food, beverages and packaging costs were 34% and 32% of sales from company-operated restaurants in the first forty weeks of 2007 and 2006, respectively, increasing primarily as a result of higher costs for poultry and other commodities.

General and Administrative Expenses
General and administrative expenses were $35.7 million in both forty week periods ended October 7, 2007 and October 1, 2007. Lower costs incurred for employee bonuses and stock-based compensation, information technology related fees, insurance, and third party rents were offset primarily by increases in personnel related costs, including severance, and bad debt expense.
On a consolidated basis, general and administrative expenses were approximately 28% and 32%, respectively, of total revenues in the first forty weeks of 2007 and 2006.
Depreciation and Amortization
Depreciation and amortization was $5.3 million in the forty week period ended October 7, 2007, a $0.4 million increase from the comparable period in 2006. This increase was principally due to depreciation and intangible amortization related to the 2006 acquisition of the 13 restaurants in the Memphis and Nashville, Tennessee markets which were previously owned by a franchisee.
Other Expense (Income), Net
Other expense (income), net was $1.7 million of income in the forty week period ended October 7, 2007 as compared to income of $2.2 million in the comparable period of 2006. The income generated in 2007 resulted primarily from a net gain from insurance recoveries for property and equipment damage related to Hurricane Katrina. The income generated in 2006 resulted primarily from the sale of property and equipment, including a net gain on the sale of assets associated with the purchase and subsequent sale of certain restaurants of our previously consolidated variable interest entity. A schedule of the components of other expense (income), net can be found in Note 7 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.
Interest Expense, Net
Interest expense, net was $6.5 million in the forty week period ended October 7, a $2.4 million decrease from the comparable period in 2006, resulting primarily from lower average debt levels in 2007 as compared to 2006. A schedule of the components of interest expense, net can be found in Note 9 to our condensed consolidated financial statements included in Part 1, Item 1 to this quarterly report.
Income Tax Expense
In the first forty weeks of 2007, we had income tax expense associated with our continuing operations of $11.6 million, as compared to $9.7 million comparable period in 2006. Our effective tax rates associated with continuing operations in the first forty weeks of 2007 and 2006 were 37.3% and 36.9% respectively. These rates differ from statutory rates due to return to provision adjustments, adjustments to estimated tax reserves, other permanent differences and inter-period allocations.

Liquidity and Capital Resources
We finance our business activities primarily with:
•	cash flows generated from operating activities, and

•	borrowings under the 2005 Credit Facility.
Based upon our generation of cash flow from operations, our existing cash and cash equivalents ($1.8 million available as of October 7, 2007), and available borrowings under our 2005 Credit Facility, we believe that we have adequate cash flow to meet our anticipated future requirements for working capital, various contractual obligations, and expected capital expenditures for the remainder of 2007 and beyond.
Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:
•	reinvestment in core business activities,

•	repurchase of shares of common stock, and

•	reduction of long-term debt.
Our investment in core business activities includes the re-imaging of our company-operated restaurants, building of new company-operated restaurants, strategic acquisitions of franchised restaurants, marketing initiatives, and franchisee support systems.
In addition to the scheduled payments of principal on the term loan at the end of each fiscal year, the Company is subject to mandatory prepayments (25% or 50% of consolidated excess cash flows as applicable) in those situations when consolidated excess cash flows for the year and the total leverage ratio, as defined in the 2005 Credit Facility, exceed specified amounts. During the third quarter of 2007, we paid principal in the amount of $0.3 million, bringing total principal payments to $7.0 million for 2007.
On April 27, 2007, the Company entered into a Second Amendment (the “Second Amendment”) to its 2005 Credit Facility. The amendment modifies the restrictions in the 2005 Credit Facility on our ability to repurchase stock in order to increase permitted stock repurchases. For additional information regarding the Second Amendment, see Note 5 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. Although there can be no assurances as to the number of shares the Company will repurchase, the amendment provides the Company additional flexibility to continue periodic repurchases of shares of the Company’s common stock on the open market, in accordance with the Company’s current board-authorized share repurchase program.
During the third quarter of 2007, the Company repurchased and retired 815,740 shares of common stock for approximately $12.4 million. Year-to-date through November 2, 2007 (the last trading date in the Company’s eleventh period for 2007), the Company repurchased and retired 2,116,331 shares of common stock for approximately $35.2 million. As of November 2, 2007, the remaining value of shares that may be repurchased under the Company’s existing share repurchase board authorization was approximately $12.0 million.
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

Accounting for Income Taxes. On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 . FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As a result of implementing FIN 48, we recognized a $2.6 million decrease in our liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit. The amount of unrecognized tax benefits as of January 1, 2007 was approximately $4.9 million, which included approximately $1.5 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. In third quarter 2007, the Company reduced the unrecognized tax benefit related to prior years’ tax positions by approximately $0.3 million. The reduction was primarily due to the expiration of certain statutes of limitation during the quarter which impacted our evaluation of uncertain tax positions claimed on prior years’ returns. Changes in the amount of unrecognized tax benefits in the first and second quarters were not significant.
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. The total amount of interest and penalties accrued as of January 1, 2007 was approximately $0.5 million. Interest expense (income) and penalties on uncertain tax positions during the twelve week and forty week periods ended October 7, 2007 were approximately $(0.1) million and $0.1 million, respectively. As of October 7, 2007, the Company had approximately $0.6 million of accrued interest and penalties related to uncertain tax positions.
For additional information regarding Income Taxes and the adoption of FIN 48, see Note 10 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.
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
The Company has received approximately $10.4 million from its insurance carriers representing settlement of all claims resulting from Hurricane Katrina with the exception of certain losses related to business interruption coverage. The Company recognized net gains on insurance recoveries during the twelve week and forty week periods ended October 7, 2007 of approximately $1.3 million and $3.1 million, respectively, which are recorded as a component of other expense (income), net. The Company continues to engage in discussions with its insurance carriers regarding business interruption losses and is currently unable to estimate the full amount of these recoveries upon final settlement.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the forty week period ended October 7, 2007, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2006 10-K.
For additional information regarding the adoption of FIN 48, see “Critical Accounting Policies and Significant Estimates” in this Item 2 and at Note 10 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.
Long-Term Debt
For a discussion of our long-term debt, see Note 5 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2.
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

During the forty week period ended October 7, 2007, we invested approximately $5.8 million in various capital projects, including approximately $2.2 million in new restaurant locations, $0.9 million in the rebuilding of restaurants damaged by Hurricane Katrina, $0.3 million in our re-imaging program, and approximately $2.4 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.
During the forty week period ended October 1, 2006, we invested approximately $3.4 million (excluding the acquisition of the 13 previously franchised restaurants discussed above) in various capital projects, including approximately $1.3 million in the rebuilding of restaurants damaged by Hurricane Katrina, $0.6 million for information technology hardware and software, and approximately $1.5 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.
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
Accounting Standards That We Have Not Yet Adopted
For a discussion of recently issued accounting standards that we have not yet adopted, see Note 2 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.
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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the forty weeks ended October 7, 2007 and October 1, 2006, foreign-sourced revenues represented 4.3% and 4.7% respectively, of our total revenues. As of October 7, 2007, approximately $0.7 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 24 countries with approximately 45% of our revenues from international royalties originating from restaurants in Korea, Canada and Mexico.
Interest Rate Risk With Respect to our 2005 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of October 7, 2007, we had outstanding borrowings under our 2005 Credit Facility of $123.0 million.
Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110.0 million. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. At October 7, 2007, the fair value of these agreements was approximately $0.7 million and was recorded as a component of other long term assets, net. The changes in fair value are recognized in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. As of October 7, 2007, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreements, was approximately 6.5%.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2007, we repurchased 815,740 of our common shares as scheduled below:

			Total Number
			of
			Shares
			Repurchased	Maximum Value of
	Number of	Average	as Part of a	Shares that May Yet
	Shares	Price	Publicly	Be Repurchased
	Repurchased (a)	Paid	Announced	Under the Plan (a)
Period	(b)	Per Share	Plan	(b)
Period 8 7/16/07 – 8/12/07	409,414	$15.99	409,414	$21,485,666
Period 9 8/13/07 – 9/09/07	406,326	$14.25	406,326	$15,697,171
Period 10 9/10/07 – 10/07/07	—	—	—	$15,697,171

Total	815,740	$15.12	815,740	$15,697,171

(a)	Effective July 22, 2002, amended on October 7, 2002, re-affirmed on May 27, 2005, and expanded on February 17, 2006 and June 27, 2006, the Company’s board of directors has authorized a share repurchase program. See Note 6 to our condensed consolidated financial statements included in Part 1, Item 1 to this quarterly report.

(b)	From October 8, 2007 through November 2, 2007 (the last trading date in the Company’s eleventh period for 2007), the Company repurchased and retired an additional 253,900 shares of common stock for approximately $3.6 million. Year-to-date, the Company repurchased and retired 2,116,331 shares of common stock for approximately $35.2 million. As of November 2, 2007, the remaining value of shares that may be repurchased was approximately $12.0 million.

Item 6. Exhibits

(a) Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission August 21, 2007).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 11 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: November 14, 2007	By:	/s/ H. Melville Hope, III

H. Melville Hope, III
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)