Form 10-K
period 2007-12-30
AFC ENTERPRISES INC
filed 2008-03-12
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
Commission files number 000-32369
AFC Enterprises, Inc.

Minnesota	58-2016606
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5555 Glenridge Connector, NE, Suite 300	30342
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(404) 459-4450
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Exchange Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☐     No     ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes     ☐     No     ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑     No      ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes     ☑     No     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐       Smaller reporting company ☐
     Indicate by check mark whether the registrant is shell a company (as defined in Exchange Act rule 12b-2). Yes     ☐     No     ☑
     As of July 15, 2007 (the last day of the registrant’s second quarter for 2007), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market System, was approximately $509,254,502.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2008

Common stock, $0.01 par value per share	27,190,594 shares
Documents incorporated by reference: Portions of our 2008 Proxy Statement are incorporated herein by reference in Part III of this Annual Report.

AFC ENTERPRISES, INC.

PART I.
Item 1. BUSINESS
     AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates, and franchises quick-service restaurants (“QSRs” or “restaurants”) under the trade name Popeyes ® Chicken & Biscuits (“Popeyes”). Within Popeyes, we manage two business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 23 to our Consolidated Financial Statements.
     In recent years, we have narrowed our business model from a multi-brand operator to focus only on the Popeyes brand. Following the sale of Church’s Chicken ® (“Church’s”) in December of 2004 (which is more fully described in Note 21 to our Consolidated Financial Statements), we renegotiated our material outsourcing contracts, closed our then existing corporate offices, reduced our AFC corporate staffing, and integrated the remaining AFC corporate staff and services into Popeyes’ business operations (which is more fully described in Note 22 to our Consolidated Financial Statements). These transitional activities were completed during 2005 and the first half of 2006.
Popeyes Profile
     Popeyes was founded in New Orleans, Louisiana in 1972 and is the world’s second largest quick-service chicken concept based on the number of units. Within the QSR industry, Popeyes distinguishes itself with a unique “New Orleans” style menu that features spicy chicken, chicken sandwiches, chicken strips, fried shrimp and other seafood, jambalaya, red beans and rice and other regional items. Popeyes is a highly differentiated QSR brand with a passion for its New Orleans heritage and flavorful authentic food.
     As of December 30, 2007, we operated and franchised 1,905 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 24 foreign countries. The map below shows the concentration of our domestic restaurants, by state.

Total Operating Restaurants as of December 30, 2007

Domestic restaurants:
Company-operated	65
Franchised	1,518
International restaurants:
Franchised	322

Worldwide restaurants	1,905

     Of our 1,518 domestic franchised restaurants, approximately 70% were concentrated in Texas, California, Louisiana, Florida, Illinois, Maryland, New York, Georgia, Virginia and Mississippi. Of our 322 international franchised restaurants, approximately 62% were located in Korea, Indonesia, Canada and Mexico. Of our 65 company-operated restaurants, more than 90% were concentrated in Georgia, Louisiana and Tennessee.

Our Business Strategy
     Our business strategy is based upon the appeal of our franchise model. We believe this model provides diverse and reliable earnings and cash flows, as well as the ability to expand the Popeyes’ system more rapidly than under a company-operated restaurant model.
     As such, the Company’s strategy is summarized in the following points which are each directed toward promoting and growing the Popeyes system primarily through our franchising model:
•	Building the Popeyes Brand - by offering franchisees a distinctive brand and menu with clear competitive advantages. Planned steps to exploit this advantage include:
•	Launching new marketing messages to excite customers about the superiority of Popeyes core bone-in chicken products; and

•	Rolling-out fresh and relevant menu platforms focused on portable snacks, quick lunch offerings, lighter alternatives and everyday value.
•	Running Great Restaurants - by strengthening restaurant operations and improving the Popeyes guest experience through:
•	Implementing a guest experience monitor, (GEM), to gauge guest satisfaction at every restaurant in the Popeyes system; and

•	Restructuring the field operations team to accomplish quarterly operations assessments of restaurants against Popeyes standards and procedures.
•	Strengthening Unit Economics - by identifying cost savings to improve food, labor and overhead efficiencies in the restaurants by:
•	Assembling a task force to address the operating cost structure of Popeyes restaurants and to identify ways to improve restaurant operating profit. The team includes franchisees, corporate operations, supplier partners and the Popeyes purchasing/distribution cooperative; and

•	Improving Popeyes restaurant unit economics to better position franchisees to build new units as the economic environment improves.
•	Aligning People and Resources to Deliver Results - by making significant investments in brand building, operational tools and talent as evidenced by:
•	Making non-recurring investments of $3.5 million in 2008 to strengthen brand building and menu innovation to drive guest traffic increases; and

•	Recruiting our new Popeyes chief operations officer and our new chief marketing officer. These two experienced executives, working with the Company’s existing talented team, complete the Popeyes leadership team.
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

Site Selection
     For new domestic restaurants, we assist our franchisees in identifying and obtaining favorable sites consistent with the overall market plan for each development area. Domestically, we primarily emphasize freestanding sites with drive-thrus and “end-cap, in-line” strip-mall sites with ample parking and easy access from high traffic roads.
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
     Purchasing Cooperative. Supplies are generally provided to our domestic franchised and company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We, our Popeyes franchisees and the owners of Cinnabon bakeries hold membership interests in SMS in proportion to the number of restaurants owned. As of December 30, 2007, we held one of SMS’s seven seats on the SMS board of directors. Our Popeyes franchise agreements require that each franchisee join SMS.
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
Marketing and Advertising
     Each Popeyes restaurant, company-operated or franchised, contributes to an advertising fund that supports (1) branding initiatives and the development of marketing materials that are used throughout our domestic restaurant system and (2) local marketing programs. We act as agent for the fund and coordinate its activities. We work closely with franchisees on local marketing programs, which are the principal uses of collected funds. We and our Popeyes franchisees made contributions to the advertising fund of approximately $57.6 million in 2007, $57.7 million in 2006, and $56.3 million in 2005.
Fiscal Year and Seasonality
     Our fiscal year is composed of 13 four-week accounting periods and ends on the last Sunday in December. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. Fiscal 2007, which ended on December 30, 2007, consisted of 52 weeks. Fiscal 2006 consisted of 53 weeks (including one five-week accounting period in our fiscal fourth quarter). Fiscal 2005 consisted of 52 weeks.
     Seasonality has little effect on our operations.

Employees
     As of February 24, 2008, we had approximately 1,600 hourly employees working in our company-operated restaurants. Additionally, we had approximately 80 employees involved in the management of our company-operated restaurants, composed of restaurant managers, multi-unit managers and field management employees. We also had approximately 140 employees responsible for corporate administration, franchise administration and business development.
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
International Operations
     We continue to expand our international operations through franchising. As of December 30, 2007, we franchised 322 international restaurants. During 2007, franchise revenues from these operations represented approximately 9.2% of our total franchise revenues. For each of 2007, 2006 and 2005, international revenues represented 4.5%, 4.7%, and 4.5% of total revenues, respectively.
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
Competition
     The foodservice industry, and particularly the QSR industry, is intensely competitive with respect to price, quality, name recognition, service and location. We compete against other QSRs, including chicken, hamburger, pizza, Mexican and sandwich restaurants, other purveyors of carry-out food and convenience dining establishments, including national restaurant chains. Many of our competitors possess substantially greater financial, marketing, personnel and other resources than we do.
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
     We have franchise agreements related to the operation of restaurants located on various military bases abroad which agreements are with certain governmental agencies and are subject to renegotiation of profits or termination at the election of the U.S. government. During 2007, royalty revenues from these restaurants were approximately $1.1 million.
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
Available Information
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
     The QSR industry is intensely competitive with respect to price, quality, brand recognition, menu offerings, service and location. If we are unable to compete successfully against other foodservice providers, we could lose customers and our revenues may decline. We compete against other QSRs, including chicken, hamburger, pizza, Mexican and sandwich restaurants, other purveyors of carry out food and convenience dining establishments, including national restaurant chains. Many of our competitors possess substantially greater financial, marketing, personnel and other resources than we do. There can be no assurance that consumers will continue to regard our products favorably, that we will be able to develop new products that appeal to consumer preferences, or that we will be able to continue to compete successfully in the QSR industry.
Because our operating results are closely tied to the success of our franchisees, the failure or loss of one or more franchisee, operating a significant number of restaurants, could adversely affect our operating results.
     Our operating results are dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants. How well our franchisees operate their restaurants and their desire to maintain their franchise relationship with us is outside of our direct control. Any failure of these franchisees to operate their franchises successfully or loss of these franchisees could adversely affect our operating results. As of December 30, 2007, we had 340 franchisees operating restaurants within the Popeyes system and several preparing to become operators. The largest of our domestic franchisees operates 165 Popeyes restaurants; and the largest of our international franchisees operates 97 Popeyes restaurants. Typically, each of our international franchisees is responsible for the development of significantly more restaurants than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully.
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
     Labor is a primary component in the cost of operating our restaurants. As of February 24, 2008, we employed approximately 1,600 hourly employees in our company-operated restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal minimum wage or increases in other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas.
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
     As of December 30, 2007, we franchised 1,518 restaurants domestically and 322 restaurants in Puerto Rico, Guam and 24 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants. If our franchisees are unable to open a sufficient number of restaurants, our growth strategy could be significantly impaired.
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
     As of December 30, 2007, we had 322 franchised restaurants in Puerto Rico, Guam and 24 foreign countries. Business at these operations is conducted in the respective local currency. The amount owed us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. We expect that our franchise revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.
We have experienced a decrease in the number of restaurants we have franchised in Korea.
     We had 104, 116 and 154 franchised restaurants in Korea at December 30, 2007, December 31, 2006 and December 25, 2005, respectively. The decrease in the number of Korean restaurants was primarily due to weak financial and operating performance by our master franchisee in that country (our largest international franchisee). We agreed to abate the entire 3% royalty due to be paid to us by that franchisee for the last two quarters of 2005 and to abate one-third of the royalties to be paid to us during the first two quarters of 2006. While there was no abatement of royalties in 2007, we continue to work with that franchisee to address challenges facing its restaurants and those of sub-franchisees concerning sales growth and profitability, and to otherwise strengthen our franchise system in that country. There can be no assurance; however, that these efforts will be continue to be successful.
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
     Factors that may cause our quarterly results or same-store sales to fluctuate include the following:
•	the opening of new restaurants by us or our franchisees;

•	the re-opening of restaurants temporarily closed due to Hurricane Katrina;

•	the closing of restaurants by us or our franchisees;

•	rising gasoline prices;

•	increases in labor costs;

•	increases in the cost of commodities and paper products;

•	the ability of our franchisees to meet their future commitments under development agreements;

•	consumer concerns about food quality or food safety;

•	the level of competition from existing or new competitors in the QSR industry;

•	inclement weather patterns; and

•	economic conditions generally, and in each of the markets in which we, or our franchisees, are located.
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
     The following table sets forth the locations by state of our domestic company-operated restaurants as of December 30, 2007:

	Land and	Land and/or
	Buildings Owned	Buildings Leased	Total
Georgia	3	23	26
Louisiana	3	20	23
Tennessee	1	11	12
Mississippi	0	3	3
Arkansas	0	1	1

Total	7	58	65

     At December 30, 2007, four company-operated restaurants, which are excluded from the above table, were temporarily closed or under construction.
     We typically lease our restaurants under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some cases, percentage rent based on sales in excess of specified amounts. Generally, our leases have initial terms of 20 years, with options to renew for one or more additional periods, although the terms of our leases vary depending on the facility.
     Within our franchise operations segment, our typical restaurant leases or subleases to franchisees are triple net to the franchisee, that require them to pay minimum rent (based upon prevailing market rental rates), real estate taxes, maintenance costs and insurance premiums, as well as percentage rents based on sales in excess of specified amounts. The subleases have a term that usually coincides with the term of the underlying base lease for the location. These leases are typically cross-defaulted with the corresponding franchise agreement for that site. At December 30, 2007, we leased 24 restaurants and subleased 43 restaurants to franchisees. Of the restaurants leased or subleased to franchisees, 53 were located in Texas.
     As discussed in Note 9 to the consolidated financial statements, all owned property is pledged as security under our 2005 Credit Facility.
     At December 30, 2007, we leased approximately 30,000 square feet of office space in a facility located in Atlanta, Georgia that is the headquarters for the Company. This lease is subject to extensions through 2016.
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
     We are involved in legal matters against certain of our former insurers related to directors and officers liability insurance policies, constituting a gain contingency. We are unable to predict the outcome of these matters. In September 2007, a federal court in Atlanta returned a favorable decision in a lawsuit by us against our former insurance carrier that provided primary liability coverage for our directors and officers. We were awarded $20 million in damages (representing the full limits of liability of the policy) and approximately $4 million in pre-judgment interest. After payment of settlement amounts to the counterparties to the above referenced Joint Settlement Agreements, legal expenses and fees, the company expects to receive net proceeds of $9 - 10 million; however, the decision may be appealed, and therefore the timing of the Company’s receipt of payment, if any, is uncertain. Given the inherent risks and uncertainties in litigation, the Company has not recognized any income related to this matter at this time. During 2007, the Company settled one claim against a former insurer relating to these matters for the full limits of the policy in the amount of $5,000,000. After payments to the counterparties described above and attorney fees and expenses, we received approximately $0.9 million. See litigation related costs (proceeds) in Note 16 to our Consolidated Financial Statements.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
Item 4A. EXECUTIVE OFFICERS
     The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position
Cheryl A. Bachelder	51	President and Chief Executive Officer
H. Melville Hope, III	46	Senior Vice President and Chief Financial Officer
Richard Lynch	53	Chief Marketing Officer
Harold M. Cohen	44	Senior Vice President, General Counsel and Corporate Secretary
     Cheryl A. Bachelder, age 51, has served as our Chief Executive officer and as President of Popeyes ® Chicken & Biscuits since November 2007. Ms. Bachelder has served on the Board of AFC Enterprises, Inc since November 2006 and on the Board of True Value Corporation since July 2006. From January 2001 to September 2003, she was the President and Chief Concept Officer for KFC Corporation in Louisville, Kentucky. While at KFC, she was responsible for leading their U.S. restaurants, including operations and all other functional areas of the business. From June 1995 to December 2000, Ms Bachelder served as Vice President, Marketing and Product Development for Domino’s Pizza, Inc.
     H. Melville Hope, III, age 46, has served as our Chief Financial Officer since December 2005. From February 2004 until December 2005, Mr. Hope served as our Senior Vice President, Finance and Chief Accounting Officer. From April 2003 to February 2004, Mr. Hope was our Vice President of Finance. Prior to joining AFC, he was an independent consultant in Atlanta, Georgia from January 2003 to April 2003. From April 2002 to January 2003, Mr. Hope was Chief Financial Officer for First Cambridge HCI Acquisitions, LLC, a real estate investment firm, located in Birmingham, Alabama. From November 2001 to April 2002, Mr. Hope was a financial and business advisory consultant in Atlanta, Georgia. From July 1984 to July 2001, Mr. Hope was an accounting, auditing and business advisory professional for PricewaterhouseCoopers, LLP in Atlanta, Georgia, in Savannah, Georgia and in Houston, Texas where he was admitted to the partnership in 1998.
     Richard H. Lynch, age 53, was appointed to the position of our Chief Marketing Officer effective March 1, 2008, following his consultancy as interim CMO. Mr. Lynch served as Principal of Go LLC, a marketing consulting firm specializing in restaurant and food retail from July 2003 to February 2008, where he developed brand strategy and innovation plans for concepts including Burger King, Ruby Tuesday, and Buffalo Wild Wings. From November 1982 to June 2003, Mr. Lynch served as Executive Vice President at Campbell Mithun Advertising where he led the development of brand architecture and positioning for brands such as Domino’s Pizza, Martha Stewart Everyday and Betty Crocker.
     Harold M. Cohen, age 44, has served as our Senior Vice President of Legal Affairs, Corporate Secretary and General Counsel since September 2005. Mr. Cohen has been General Counsel of Popeyes Chicken & Biscuits, a division of AFC Enterprises, Inc., since January 2005. He also has served as Vice President of AFC since July 2000. From April 2001 to December 2004, he served as Deputy General Counsel of AFC. From August 1995 to June 2000, he was Corporate Counsel for AFC.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock currently trades on the Nasdaq Global Market under the symbol “AFCE.”
     The following table sets forth the high and low per share sales prices of our common stock, by quarter, for fiscal years 2007 and 2006.

	2007		2006

(Dollars per share)	High	Low	High	Low

First Quarter	$20.18	$15.10	$16.89	$12.54
Second Quarter	$21.10	$17.04	$15.15	$12.13
Third Quarter	$17.88	$13.11	$15.29	$12.11
Fourth Quarter	$15.66	$10.41	$18.04	$13.90

Share Repurchases
     During fiscal year 2007, we repurchased and retired 2,496,030 shares of our common stock for approximately $39.4 million under our share repurchase program, including 633,599 shares repurchased during the fourth quarter as scheduled below:

			Total Number of	Maximum Value of
			Shares Repurchased	Shares that May Yet
	Number of Shares	Average Price Paid	as Part of a Publicly	Be Repurchased
Period	Repurchased(1)(2)	Per Share	Announced Plan	Under the Plan(2)

Period 11 10/08/07 – 11/04/07	253,900	$14.41	253,900	$65,697,171

Period 12 11/05/07 – 12/02/07	379,699	$10.88	379,699	$57,905,947

Period 13 12/03/07 – 12/30/07	—	$—	—	$57,905,947

Total	633,599	$12.30	633,599	$57,905,947

(1)
As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s board of directors has approved a share repurchase program. See Note 12 to our Consolidated Financial Statements.

(2)
From December 31, 2007 through February 22, 2008 (the last trading date in the Company’s second period for 2008), the Company repurchased and retired an additional 164,730 shares of common stock for approximately $1.6 million. As of February 22, 2008, the remaining value of shares that may be repurchased under the program was $56.4 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $36.5 million for the remainder of fiscal 2008.

Shareholders of Record
     As of February 22, 2008, we had 60 shareholders of record of our common stock.

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
Stock Performance Graph
     The following stock performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group index for the period from December 29, 2002 through December 30, 2007 and further assumes the reinvestment of all dividends.

Company Name/ Index	12/29/2002	12/28/2003	12/26/2004	12/25/2005	12/31/2006	12/30/2007
AFC Enterprises, Inc.	$100	$92	$108	$132	$153	$91
S&P 500 INDEX	$100	$127	$143	$153	$174	$185
Peer Group	$100	$139	$184	$209	$262	$297

     Our Peer Group Index is composed of the following quick service restaurant companies: CKE Restaurants Inc., Jack In the Box Inc., Papa Johns International Inc., Sonic Corp., Wendy’s International Inc., and YUM! Brands Inc.

Item 6. SELECTED FINANCIAL DATA
     The following data was derived from our Consolidated Financial Statements. Such data should be read in conjunction with our Consolidated Financial Statements and the notes thereto and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 of this Annual Report.

(Dollars in millions, except per share data)	2007	2006	2005	2004	2003

Summary of operations:
Revenues(1)
Sales by company-operated restaurants	$80.0	$65.2	$60.3	$85.8	$85.4
Franchise revenues(2)	82.8	82.6	77.5	72.8	70.8
Other revenues	4.5	5.2	5.6	5.3	5.3

Total revenues	$167.3	$153.0	$143.4	$163.9	$161.5
Operating profit (loss)(3)	$45.6	$45.3	$(6.9)	$(19.4)	$(19.7)
Income (loss) before discontinued operations(4)	23.1	22.2	(8.4)	(14.3)	(14.5)
Net income (loss)(5)	23.1	22.4	149.6	24.6	(9.1)
Earnings per common share, basic:(6)
Income (loss) before discontinued operations	$0.81	$0.75	$(0.29)	$(0.51)	$(0.52)
Net income (loss)	0.81	0.76	5.14	0.87	(0.33)
Earnings per common share, diluted:(6)
Income (loss) before discontinued operations	$0.80	$0.74	$(0.29)	$(0.51)	$(0.52)
Net income (loss)	0.80	0.75	5.14	0.87	(0.33)
Year-end balance sheet data:
Total assets	$155.0	$163.1	$212.7	$361.9	$359.5
Total debt(7)	132.8	134.0	191.4	94.0	130.9
Total shareholders’ equity (deficit)(8)	(40.3)	(31.2)	(48.7)	140.9	108.8

(1)	Factors that impact the comparability of revenues for the years presented include:
(a)	The effects of restaurant openings, closings, unit conversions and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

(b)
During the third quarter of 2005, the company-operated restaurants in the City of New Orleans were adversely affected by Hurricane Katrina. The timing of restaurant closures and re-openings resulted in: a decrease in company-operated restaurant sales by approximately $8.7 million in 2005 as compared to 2004; a decrease in company-operated sales of approximately 9.9 million in 2006 as compared to 2005; and an increase in company-operated sales of approximately 13.1 million in 2007 as compared to 2006.

(c)
The Company’s fiscal year ends on the last Sunday in December. The 2006 fiscal year consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks each. The 53rd week in 2006 increased sales by company-operated restaurants by approximately $1.2 million and increased franchise revenues by approximately $1.3 million.

(d)
On May 1, 2006, the Company completed an acquisition of 13 franchised restaurants from a Popeyes franchisee in the Memphis and Nashville, Tennessee markets. The results of operations of the acquired restaurants are included in the consolidated financial statements since that date. The acquired units increased 2006 revenues by approximately $10.0 million dollars (net of lost franchise revenues attributable to these restaurants) and increased 2007 revenues by approximately $5.3 million as compared to 2006 (net of lost franchise revenues attributable to these restaurants). Additional information concerning this acquisition can be found at Note 24 to our Consolidated Financial Statements.

(e)
During 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”) and began consolidating three franchisees that qualified for consolidation under FIN 46R. These franchisees were not retroactively consolidated for years prior to 2004. Since adoption of FIN 46R, due to changes in the ownership structure of these franchisees, our relationship to each of the franchisees has substantially changed, and they are no longer VIEs. During 2006, 2005 and 2004, the consolidation of these franchisees increased sales by company-operated restaurants by approximately $1.2 million, $2.7 million, and $12.6 million, respectively. Additional information with respect to theses entities is discussed in Note 2 to our Consolidated Financial Statements.

(2)
Franchise revenues are principally composed of royalty payments from franchisees that are determined based upon franchisee sales. While franchisee sales are not recorded as revenues by the Company, management believes they are important in understanding the Company’s financial performance because these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. Total franchisee sales were $1.651 billion in 2007, $1.661 billion in 2006, $1.552 billion in 2005, $1.452 billion in 2004 and $1.386 billion in 2003. Fiscal year 2006 included a 53rd week which increased franchisee sales by approximately $27.9 million. All other fiscal years presented consisted of 52 weeks.

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

(b)
During 2007, 2006, 2005, 2004 and 2003, our expenses (income) associated with litigation related costs (proceeds) were approximately $(0.9) million, $(0.3) million, $21.8 million, $3.8 million, and $1.4 million, respectively. The substantially higher costs in 2005 relate to the settlement of certain shareholder litigation.

(c)
During 2007, 2006, 2005, 2004, and 2003, asset write-downs were approximately $1.9 million, $0.1 million, $5.8 million, $4.8 million, and $15.0 million, respectively. Of the 2005 impairments, $4.1 million were due to the adverse effects of Hurricane Katrina, $0.6 million of which were subsequently reversed due to adjustments to damage estimates in 2006. Of the 2003 impairments, $7.0 million of charges related to the write-down of assets under contractual arrangements and $4.9 million related to the closing of 18 company-operated restaurants.

(d)
During 2006 and 2005, our expenses (income), net associated with hurricane-related costs (other than impairments of long-lived assets) associated with Hurricane Katrina were approximately $0.7 million and $(2.5) million, respectively. During 2007, the Company also recognized approximately $4.8 million of income from insurance proceeds related to property damage and business interruption claims.

(e)	During 2004, we incurred approximately $9.0 million of net costs associated with the termination of the lease for our AFC corporate headquarters.

(f)	During 2003, we incurred approximately $12.6 million of costs associated with the re-audit and restatement of previously issued financial statements.

(g)
Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. For further discussion regarding SFAS 123R see the section entitled “Stock-Based Employee Compensation” in Note 2 to our Consolidated Financial Statements. The Company recorded $1.7 million, $3.4 million, $2.9 million, $0.4 million, and $0.2 million in total stock compensation expense during 2007, 2006, 2005, 2004 and 2003, respectively.

(4)
During 2007, 2006, 2005, 2004 and 2003, loss before discontinued operations and accounting change includes “interest expense, net” of approximately $8.7 million, $11.1 million, $6.8 million, $5.5 million, and $5.3 million, respectively.

(5)
Net income (loss) includes discontinued operations which provided income (loss) of $0.2 million in 2006, $158.0 million in 2005, $39.1 million in 2004, and $5.6 million in 2003. Discontinued operations, in 2005, represent a $158.0 million gain on sale of Church’s, net of income taxes.

(6)
Weighted average common shares for the computation of basic earnings per common share were 28.6 million, 29.5 million, 29.1 million, 28.1 million, and 27.8 million for 2007, 2006, 2005, 2004, and 2003, respectively. Weighted average common shares for the computation of diluted earnings per common share were 28.8 million, 29.8 million, 29.1 million, 28.1 million, and 27.8 million 2007, 2006, 2005, 2004, and 2003, respectively. For all five years presented, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “loss before discontinued operations and accounting change.”

(7)
Total debt includes the long-term and current portions of our debt facilities, capital lease obligations, outstanding lines of credit, and other borrowings associated with both continuing and discontinued operations.

(8)
During 2007, we repurchased approximately 2.5 million shares of our common stock for approximately $39.4 million. During 2006, we repurchased approximately 1.5 million shares of our common stock for approximately $20.3 million. During 2005, we repurchased approximately 1.5 million shares of our common stock for approximately $19.5 million and we paid a special cash dividend of approximately $352.9 million. No repurchases were made during 2004 and 2003.

Summary of System-Wide Data
     The following table presents financial and operating data for the Popeyes restaurants we operate and those that we franchise. The data presented is unaudited. Data for franchised restaurants is derived from information provided by our franchisees. We present this data because it includes important operational measures relevant to the QSR industry.

	2007	2006	2005	2004	2003

Global system-wide sales increase (1)	0.3%	7.0%	4.8%	4.5%	3.6%

Domestic same-store sales increase (decrease) for company-operated restaurants (2)	(7.8)%	9.0%	6.5%	0.9%	(2.4)%

Domestic same-store sales increase (decrease) for franchised restaurants (2)	(2.1)%	1.3%	3.2%	1.4%	(2.7)%

Total domestic same-store sales increase (decrease) for company-operated and franchised restaurants	(2.3)%	1.6%	3.3%	1.3%	(2.6)%
International same-store sales increase (decrease) for franchised restaurants (2)	1.1%	(3.2)%	(4.2)%	(6.0)%	(10.0)%

Total global same-store sales increase (decrease)	(2.0)%	1.1%	2.6%	0.6%	(3.3)%

Company-operated restaurants (all domestic)
Restaurants at beginning of year	56	32	56	80	96
New restaurant openings	5	3	1	—	1
Unit conversions, net (3)	1	12	2	(19)	—
Permanent closings	(3)	(3)	(7)	(4)	(18)
Temporary (closings)/ re-openings, net (4)	6	12	(20)	(1)	1

Restaurants at end of year	65	56	32	56	80

Franchised restaurants (domestic and international)
Restaurants at beginning of year	1,822	1,796	1,769	1,726	1,616
New restaurant openings	119	139	122	109	176
Unit conversions, net (3)	(1)	(12)	(2)	19	—
Permanent closings	(106)	(93)	(95)	(77)	(68)
Temporary (closings)/ re-openings, net (4)	6	(8)	2	(8)	2

Restaurants at end of year	1,840	1,822	1,796	1,769	1,726

Total system restaurants	1,905	1,878	1,828	1,825	1,806

New franchised restaurant openings
Domestic	77	97	71	57	87
International	42	42	51	52	89

Total new franchised restaurant openings	119	139	122	109	176

Franchised restaurants (end of year)
Domestic	1,518	1,503	1,451	1,416	1,367
International	322	319	345	353	359

Restaurants at end of year	1,840	1,822	1,796	1,769	1,726

(1)
Fiscal year 2006 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks each. The 53rd week in 2006 contributed approximately 1.8% to global system-wide sales growth. Excluding the impact of the 53rd week in 2006, global system-wide sales growth in 2007 was approximately 2.1%.

(2)	New restaurants are included in the computation of same-store sales after they have been open 15 months. Unit conversions are included immediately upon conversion.

(3)	Unit conversions include the sale or purchase of company-operated restaurants to/from a franchisee.

(4)
Temporary closings are presented net of re-openings. Most temporary closings arise due to the re-imaging or the rebuilding of older restaurants. In 2005, there were significant temporary closings related to Hurricane Katrina. Re-openings of temporarily closed restaurants also include stores shown as re-opened and then transferred to the permanent closure category for purposes of the unit roll forward.

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
Nature of Business
     AFC develops, operates, and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits (“Popeyes”) in 44 states, the District of Columbia, Puerto Rico, Guam, and 24 foreign countries. Popeyes has two reportable business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 23 to our Consolidated Financial Statements.
     Historically, AFC also developed, operated and franchised quick-service restaurants and bakeries under the trade names Church’s Chicken ® (“Church’s”) (sold December 28, 2004), Cinnabon ® (“Cinnabon”) (sold November 4, 2004) and Seattle’s Best Coffee ® (“Seattle Coffee”) (sold July 14, 2003). For a discussion of these divestitures, see Note 21 to our Consolidated Financial Statements. In our Consolidated Financial Statements, financial results relating to these divested operations are presented as discontinued operations. Unless otherwise noted, discussions and amounts throughout this Annual Report relate to our continuing operations.
Management Overview of 2007 Operating Results
     Our fiscal year 2007 results and highlights include the following.
•	We reported net income of 23.1 million, or diluted earnings per share of $0.80 (approximately $0.74 net of insurance recovery benefits and other expenses (income), net).

•	Total system-wide sales grew by 0.3%. Excluding the increase in system-wide sales in 2006 attributable to the 53rd week in that fiscal year, total system wide sales grew by 2.1% in 2007.

•	Total domestic same-store sales decreased by 2.3% and international same-store sales increased by 1.1%, resulting in a global same-store sales decrease of 2.0%.

•	Our global restaurant system grew by 27 net restaurants.

•	We repurchased approximately 2.5 million shares of our common stock.

•
We and our insurance carriers reached final settlement of all claims resulting from Hurricane Katrina. As a result, the Company recognized approximately $2.9 million in net gains on insurance recoveries related to asset damages and approximately $1.6 million in income from business interruption recoveries during 2007.

     2007 Same-Store Sales. During 2007, total domestic same-store sales decreased 2.3% due to a decrease in transaction counts, partially offset by an increase in check average. By business segment, domestic same-store sales decreased 2.1% for our domestic franchised restaurants and decreased 7.8% for our company-operated restaurants.
     Guest counts declined through 2007 due primarily to softness in the lunch and dinner day part traffic, and aggressive pricing and discount promotions, value menu offerings, and expanded boneless chicken offerings within the QSR segment. Our promotional menu offerings, marketing programs and price points have not resulted in levels of incremental traffic to offset these declines. The same-store sales comparison was also impacted during the first quarter by elevated sales levels in 2006 in markets affected by hurricanes during the latter half of 2005. We are focused on increasing traffic through initiatives based on effective marketing strategies that promote the flavor and quality of our products, new menu innovation and operational excellence. For additional information on our business strategies, see the discussion of Our Business Strategy in Item 1 to this Form 10-K.
     Our company-operated restaurant segment was impacted throughout the year by the continued rollover effect of extraordinarily high sales levels in 2006 following Hurricane Katrina in our New Orleans market, which comprises over 35% of our company- operated restaurant base, as well as softer same-store sales in the restaurants in our Atlanta and Tennessee markets.
     Within our international operations, same-store sales increased by 1.1% during fiscal 2007 due primarily to strong sales comparisons in the Middle East, Korea and Latin America, partially offset by negative performance in Canada and U.S. military bases abroad.

2007 Unit Growth
     During 2007, our global restaurant system grew by 27 restaurants. We opened 119 new franchised restaurants and 5 new company-operated restaurants. These openings during 2007 were offset by 106 permanent closures of franchised restaurants and 3 permanent closures of company-operated restaurants. In addition, our year end restaurant count for 2007 includes 12 re-opened restaurants (net of temporary closures) which had been temporarily closed at the end of 2006.
     As it concerns our expected financial and operating results for 2008, see the discussion under the heading “Operating and Financial Outlook for 2008” later in this Item 7.
Factors Affecting Comparability of Consolidated Results of Operations: 2007, 2006, and 2005
     For 2007, 2006 and 2005, the following items and events affect comparability of reported operating results:
•
During the third quarter of 2005, the company-operated restaurants in the City of New Orleans were adversely affected by Hurricane Katrina. The timing of restaurant closures and re-openings resulted in: a decrease in company-operated restaurant sales by approximately $8.7 million in 2005 as compared to 2004; a decrease in company-operated sales of approximately 9.9 million in 2006 as compared to 2005; and an increase in company-operated sales of approximately 13.1 million in 2007 as compared to 2006.

•
The Company’s fiscal year ends on the last Sunday in December. The 2006 fiscal year consisted of 53 weeks. Fiscal years 2007and 2005 both consisted of 52 weeks each. The 53rd week in 2006 increased sales by company-operated restaurants by approximately $1.2 million and increased franchise revenues by approximately $1.3 million.

•
On May 1, 2006, the Company completed an acquisition of 13 franchised restaurants from a Popeyes franchisee in the Memphis and Nashville, Tennessee markets. The results of operations of the acquired restaurants are included in the consolidated financial statements since that date. The acquired units increased 2006 revenues by approximately $10.0 million dollars (net of lost franchise revenues attributable to these restaurants) and increased 2007 revenues by approximately $5.3 million as compared to 2006 (net of lost franchise revenues attributable to these restaurants). Additional information concerning this acquisition can be found at Note 24 to our Consolidated Financial Statements.

•
During 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”) and began consolidating three franchisees that qualified for consolidation under FIN 46R. These franchisees were not retroactively consolidated for years prior to 2004. Since adoption of FIN 46R, due to changes in the ownership structure of these franchisees, our relationship to each of the franchisees has substantially changed, and they are no longer VIEs. During 2006, 2005 and 2004, the consolidation of these franchisees increased sales by company-operated restaurants by approximately $1.2 million, $2.7 million, and $12.6 million, respectively. Additional information with respect to theses entities is discussed in Note 2 to our Consolidated Financial Statements.

•
During 2005, general and administrative expenses included approximately $8.3 million relating to corporate restructuring charges as well as stay bonuses and severance costs paid to the Company’s former Chief Executive Officer, former Chief Financial Officer and former General Counsel.

•
During 2007, 2006, and 2005, our expenses (income) associated with litigation related costs (proceeds) were approximately $(0.9) million, $(0.3) million, and $21.8 million, respectively. The substantially higher costs in 2005 relate to the settlement of certain shareholder litigation.

•
During 2007, 2006, and 2005, asset write-downs were approximately $1.9 million, $0.1 million, and $5.8 million, respectively. Of the 2005 impairments, $4.1 million were due to the adverse effects of Hurricane Katrina, $0.6 million of which were subsequently reversed due to adjustments to damage estimates in 2006.

•
During 2006 and 2005, our expenses (income), net associated with hurricane-related costs (other than impairments of long-lived assets) associated with Hurricane Katrina were approximately $0.7 million and $(2.5) million, respectively. During 2007, the Company also recognized approximately $4.8 million of income from insurance proceeds related to property damage and business interruption claims.

•
Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. For further discussion regarding SFAS 123R see the section entitled “Stock-Based Employee Compensation” in Note 2 to our Consolidated Financial Statements. The Company recorded $1.7 million, $3.4 million, and $2.9 million, in total stock compensation expense during 2007, 2006, and 2005, respectively.

•
Net income (loss) includes discontinued operations which provided income (loss) of $0.2 million in 2006 and $158.0 million in 2005. Discontinued operations, in 2005, represent a $158.0 million gain on sale of Church’s, net of income taxes.

     The following table presents selected revenues and expenses as a percentage of total revenues (or, in certain circumstances, as a percentage of a corresponding revenue line item).

	2007	2006	2005

Revenues:
Sales by company-operated restaurants	48%	43%	42%
Franchise revenues	49%	54%	54%
Other revenues	3%	3%	4%

Total revenues	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses(1)	51%	52%	51%
Restaurant food, beverages and packaging(1)	34%	33%	34%
General and administrative expenses	30%	31%	48%
Depreciation and amortization	4%	4%	5%
Other expenses (income), net	(2)%	(1)%	16%

Total expenses	73%	70%	105%

Operating profit (loss)	27%	30%	(5)%
Interest expense, net	5%	8%	5%

Income (loss) before income taxes and discontinued operations	22%	22%	(10)%
Income tax expense (benefit)	8%	7%	(4)%

Income(loss) before discontinued operations	14%	15%	(6)%

Discontinued operations, net of income taxes	—	—	110%

Net income	14%	15%	104%

(1)	Expressed as a percentage of sales by company-operated restaurants.

Comparisons of Fiscal Years 2007 and 2006
Sales by Company-Operated Restaurants
     Sales by company-operated restaurants were $80.0 million in 2007, a $14.8 million increase from 2006. The increase was primarily due to:
•	a $13.1 million increase due to the reopening of 14 of our New Orleans restaurants throughout 2006 and 2007 closed as a result of Hurricane Katrina, and

•	a $5.6 million increase due to the full year’s operations of 13 restaurants acquired on May 1, 2006, in the Memphis and Nashville, Tennessee markets which were previously owned by a franchisee, and

•	a $3.9 million increase due to the opening of new company-operated restaurants, partially offset by:
•	a $5.2 million decrease in same-store sales in fiscal 2007 as compared to fiscal 2006, and

•	a $1.2 million decrease attributable to a 53rd week in fiscal year 2006 (fiscal 2007 consisted of 52 weeks), and

•	a $1.2 million decrease due to the termination of a VIE relationship (as described in Note 2 to the Consolidated Financial Statements) in the second quarter of 2006.
     The remaining fluctuation was due to various factors, including restaurant openings, restaurant transfers, and the timing and duration of temporary restaurant closings, in both 2007 and 2006.
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
     Franchise revenues were $82.8 million in 2007, a $0.2 million increase from 2006. The increase in revenue was primarily due to: (1) a $1.5 million net increase in royalties and fees due principally to a net increase in franchised restaurants partially offset by a 1.8% decrease in same-store sales, and (2) a decrease of approximately $1.3 million in royalties associated with the 53rd week in fiscal year 2006. Fiscal year 2005 consisted of 52 weeks.
Other Revenues
     Other revenues were $4.5 million in 2007, a $0.7 million decrease from 2006, primarily as a result of a reduction in the number of leased or subleased properties.
Restaurant Employee, Occupancy and Other Expenses
     Restaurant employee, occupancy and other expenses were $40.7 million in 2007, a $7.0 million increase from 2006. The increase was principally attributable to the increase in sales from company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 51% and 52% of sales from company-operated restaurants in 2007 and 2006, respectively.
Restaurant Food, Beverages and Packaging
     Restaurant food, beverages and packaging expenses were $27.3 million in 2007, a $6.0 million increase from 2006. The increase was principally attributable to the increase in sales from company-operated restaurants (discussed above). Restaurant food, beverages and packaging expenses were approximately 34% and 33% of sales from company-operated restaurants in 2007 and 2006, respectively.

     General and Administrative Expenses
     General and administrative expenses were $49.5 million in 2007, a $1.4 million increase from 2006. The increase was primarily due to:
•	$1.9 million of higher salary and other personnel related costs, including severance payments in 2007,

•	$0.9 million of higher professional costs (primarily for marketing related services partially offset by lower net legal (including settlements) and IT related costs), and

•	$0.7 million of higher bad debt expense,
     partially offset by:
•	$1.7 million of lower stock-based employee compensation expense, and

•	$0.4 million of lower rent expense.
     General and administrative expenses were approximately 30% of total revenues in 2007, compared to approximately 31% in 2006.
Depreciation and Amortization
     Depreciation and amortization was $6.9 million in 2007, a $0.5 million increase from 2006. The increase was principally due to depreciation and intangible amortization related to the 2006 acquisition of the 13 restaurants in the Memphis and Nashville, Tennessee markets which were previously owned by a franchisee.
Other Expenses (Income), Net
     Other expenses (income), net was $2.7 million of income in 2007 as compared to $1.8 million of income in 2006. The $0.9 million increase in income was primarily due to:
•	$4.8 million of higher income recognized from insurance proceeds related to property damage and business interruption claims,

•	$0.7 million of lower (non-impairment related) hurricane related costs, and

•	$0.6 million of higher net litigation related proceeds,
     partially offset by:
•	$2.0 million of lower net gains on sale of assets,

•	$1.8 million of higher charges for asset impairments and disposals,

•	$0.8 million of higher costs associated with restaurant closures, and

•	$0.6 million of other expenses.
     See Note 16 to our Consolidated Financial Statements for a description of other expenses (income), net for 2007, 2006 and 2005.
Operating Profit
     On a consolidated basis, operating profits were $45.6 million in 2007, a $0.3 million improvement when compared to 2006. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

				As a
(Dollars in millions)	2007	2006	Fluctuation	Percent

Franchise operations	$41.4	$44.6	$(3.2)	(7.2)%
Company-operated restaurants	3.6	1.4	2.2	157.1%
Corporate	0.6	(0.7)	1.3	n/a

Total	$45.6	$45.3	$0.3	0.7%

     Our franchise operations include an allocation of direct and indirect overhead charges incurred by our corporate operations of $29.0 million in 2007, and $29.6 million in 2006. Our company-operated restaurants include an allocation of direct and indirect overhead charges incurred by our corporate operations of $3.9 million in 2007, and $3.8 million in 2006.
     The $3.2 million unfavorable fluctuation in operating profit associated with our franchise operations was principally due to higher costs and corporate allocations primarily for franchise operations support and field training, salary and other personnel related costs, marketing activities and IT related costs, partially offset by corporate allocations for lower stock based compensation expense.
     The $2.2 million favorable fluctuation in operating profit (loss) associated with our company-operated restaurants was principally due to (1) more company-operated restaurants (related primarily to re-openings of our restaurants in New Orleans throughout 2006 and 2007 closed as a result of Hurricane Katrina and to the full year operations of 13 restaurants acquired on May 1, 2006 in the Memphis and Nashville markets from a franchisee) contributing to our net operating performance, and (2) income related to net gains on insurance recoveries, partially offset by (3) higher depreciation and amortization, asset impairments, lower gains on sale of assets and other net costs.
     The $1.3 million favorable fluctuation in operating profit (loss) associated with our corporate headquarters was principally due to (1)charges incurred in 2006 related to the restructuring of corporate operations and (2) litigation related proceeds received in 2007.
Interest Expense, Net
     Interest expense, net was $8.7 million in 2007, a $2.4 million decrease from 2006 resulting primarily from lower average debt balances as compared to 2006 and lower amortization and write-offs of debt issuance costs.
Income Tax Expense
     In 2007, we had an income tax expense associated with our continuing operations of $13.8 million compared to $12.0 million in 2006. Our effective tax rate for 2007 was 37.4% compared to 35.1% for 2006 (see a reconciliation of these effective rates in Note 18 to our Consolidated Financial Statements). Our effective tax rate increased in 2007 compared to 2006 primarily due to provision-to-return adjustments and increases in state income taxes, partially offset by adjustments to estimated tax reserves and valuation allowances.
Comparisons of Fiscal Years 2006 and 2005
Sales by Company-Operated Restaurants
     Sales by company-operated restaurants were $65.2 million in 2006, a $4.9 million increase from 2005. The increase was primarily due to:
•	a $10.5 million increase due to the acquisition of 13 restaurants in the Memphis and Nashville, Tennessee markets which were previously owned by a franchisee, and

•	a $5.3 million increase due to same-store sales growth in fiscal 2006 as compared to fiscal 2005, and

•	a $1.2 million increase attributable to a 53rd week in fiscal 2006 (Fiscal 2005 was composed of 52 weeks), partially offset by:
•	a $9.9 million decrease due to the timing of permanent and temporary restaurant closures and related re-openings resulting from Hurricane Katrina, and

•	a $1.6 million decrease due to the termination of a VIE relationship in the second quarter of 2006 that was previously consolidated during fiscal 2005, and

•	a $1.0 million decrease due to the temporary closure of a restaurant which suffered fire damage during fiscal 2006.
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
Other Expenses (Income), Net
     Other expenses (income), net was $1.8 million in income in 2006 compared to $23.2 million of expense in 2005. The decrease in expense was primarily due to:
•	$22.1 million of net lower shareholder litigation costs associated with the settlement of outstanding legal actions,

•	$5.7 million of lower charges for asset write-downs ($4.7 of which related to hurricane damage), and

•	$1.4 million of lower (non-impairment related) hurricane costs, and

•	$0.9 million of higher net gains on sale of assets,
     partially offset by:

•	$4.6 million reduction in income from estimates for insurance proceeds associated with asset impairments and other claims arising from hurricane damage, and

•	$0.5 million of higher costs associated with restaurant closures.
     See Note 16 to our Consolidated Financial Statements for a schedule of the components of other expenses (income), net for 2007, 2006 and 2005.
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
     Income Tax Expense
     In 2006, we had an income tax expense associated with our continuing operations of $12.0 million compared to a benefit of $5.3 million in 2005. Our effective tax rate for 2006 was 35.1% compared to 38.7% for 2005 (see a reconciliation of these effective rates in Note 18 to our Consolidated Financial Statements). Our effective tax rate decreased in 2006 compared to 2005 primarily due to provision to return adjustments, partially offset by adjustments to prior year tax accruals, increases in state income taxes and the effects of tax free interest income.
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
     Based upon our generation of cash flows from operations, our existing cash reserves (approximately $5.0 million available as of December 30, 2007), and available borrowings under our 2005 Credit Facility (approximately $52.8 million available as of December 30, 2007), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, various contractual obligations and expected capital expenditures for 2008.
     Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:
•	reinvestment in core business activities that promote the Company’s strategic initiatives,

•	repurchase of shares of our common stock, and

•	reduction of long-term debt.
     Our investment in core business activities includes the re-imaging of our company-operated restaurants, building of new company-operated restaurants, strategic acquisitions of franchised restaurants, marketing initiatives, and franchisee support systems.
     During fiscal 2007, we paid principal on our 2005 Credit Facility in the amount of $6.9 million, including $6.0 million of voluntary prepayments. During the fourth quarter of 2007, the Company borrowed $5.0 million under its revolving credit facility, which is recorded as a component of Current Debt Maturities in the Consolidated Balance Sheet as of December 30, 2007.
     Under the terms of the Company’s 2005 Credit Facility, as amended, at the end of each fiscal year the Company is subject to mandatory prepayments on term loan borrowings of Consolidated Excess Cash Flow, as defined in the 2005 Credit Facility, less the amount of (1) any voluntary prepayments and (2) the amount by which revolving loan commitments are permanently reduced in connection with repayments and mandatory prepayments of the revolving loans under the 2005 Credit Facility when the Company’s Total Leverage Ratio equals or exceeds the amounts set forth below:

Total Leverage Ratio	Prepayment
≥ 3.0 to 1.0	50% of the Consolidated Excess Cash Flow

< 3.0 to 1.0 but > 2.0 to 1.0	25% of the Consolidated Excess Cash Flow

≤ 2.0 to 1.0	No debt prepayment

     Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately proceeding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries. For fiscal 2007, the Company was subject to a mandatory prepayment of approximately $7.7 million (25% of Consolidated Excess Cash Flow), which is recorded as a component of Current Debt Maturities in the Consolidated Balance Sheet as of December 30, 2007.
     Future debt maturities under the 2005 Credit Facility include payments of approximately $29.0 million in 2010 and approximately $84.1 million in 2011. The Company expects to refinance the existing credit facility prior to the date of those maturities.
     During fiscal year 2007, the Company repurchased and retired approximately 2.5 million shares of common stock for approximately $39.4 million. From December 31, 2007 through February 22, 2008 (the last trading date in the Company’s second period for 2008), the Company repurchased and retired an additional 164,730 shares of common stock for approximately $1.6 million. As of February 22, 2008, the remaining value of shares that may be repurchased under the Company’s share repurchase program was $56.4 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $36.5 million for the remainder of fiscal 2008.
Operating and Financial Outlook for 2008
     For fiscal 2008, the Company expects diluted EPS to be in the range of $0.63 — $0.68 per diluted share. This range includes $3.5 million, or approximately $0.08 per diluted share, related to investments to strengthen the Popeyes brand and which the Company believes are non-recurring. The Company’s fiscal 2008 diluted earnings per share guidance excludes the impact of potential recoveries related to historical Directors and Officers’ insurance claims and other one-time, non-operational benefits or expenses.
     Excluding the non-recurring $3.5 million, the Company expects fiscal 2008 diluted earnings per share to be in the range of $0.71-$0.76, compared to fiscal 2007 diluted earnings per share of $0.74, after excluding $2.7 million, or approximately $0.06 per diluted share, related to insurance recoveries and other expense charges.
     For fiscal 2008, the Company expects same-store sales in a difficult consumer environment to be flat to positive 1.0 percent and expects global new restaurant openings for 2008 in the range of 115-130. The Company expects its closure rate of restaurants to be similar to those experienced in the past few years as the Company continues to reinforce its operational standards and close underperforming restaurants throughout the system. Net openings are expected to be in the range of 5-15 units.
     Popeyes general and administrative expenses as a percentage of system-wide sales have been maintained at slightly below 3 percent compared to the industry average of approximately 5 percent. During 2008, as result of the investments to retool and strengthen the brand, including non-recurring investments of $3.5 million, general and administrative expenses as a percentage of system-wide sales, are expected to increase to 3.0 to 3.1 percent. After 2008, the Company expects to see that percentage return to a trend below 3 percent of system-wide sales on an on-going basis. The investments, which management believes are non-recurring, principally include transition costs associated with branding and marketing, operational changes and the cost of licensed technology.

     The Company’s new strategic plan includes the decision to commence a process to identify experienced and qualified franchisees to purchase our company-operated restaurants. The Company would expect proceeds in the range of $38 million to $42 million which would yield $0.08 to $0.14 of diluted earnings per share, if fully implemented.
     The Company's share repurchase program and 2005 Credit Facility permit share repurchases of approximately $36.5 million of the Company's outstanding common stock during 2008. Under this program, on March 12, 2008, the Company entered into an accelerated stock repurchase agreement with a financial institution to repurchase approximately $15 million of the Company’s stock. The Company may also continue to undertake additional, opportunistic open market share repurchases during the year.
     Under the heading “Our Business Strategy” in Item 1 of this Annual Report, we discuss our key operational strategies for fiscal year 2007.
     Under the heading “Risks Factors” in Item 1A of this Annual Report, we discuss various factors that could adversely impact us and hinder our ability to achieve our projected results, including general economic factors and competition from the dominant brands in the QSR industry.
Contractual Obligations
     The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 30, 2007:

						There-
(in millions)	2008	2009	2010	2011	2012	after	Total

Long-term debt, excluding capital leases(1)	$14.0	$1.4	$29.1	$84.3	$0.2	$2.2	$131.2

Interest on long-term debt, excluding capital leases(1)	8.1	8.4	8.3	3.1	0.2	0.9	29.0

Leases(2)	6.6	6.2	5.5	5.2	4.3	89.4	117.2

Copeland formula agreement(3)	3.1	3.1	3.1	3.1	3.1	49.2	64.7

King Features agreements(3)	1.0	1.0	0.5	—	—	—	2.5

Information technology outsourcing — IBM(3)	1.8	—	—	—	—	—	1.8

Business process services (3)	1.3	0.4	—	—	—	—	1.7

Total (4)(5)	$35.9	$20.5	$46.5	$95.7	$7.8	$141.7	$348.1

(1)
For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 30, 2007. See Note 9 to our Consolidated Financial Statements for information concerning the terms of our 2005 Credit Facility and the 2005 interest rate swap agreements.

(2)
Of the $117.2 million of minimum lease payments, $112.4 million of those payments relate to operating leases and the remaining $4.8 million of payments relate to capital leases. See Note 10 to our Consolidated Financial Statements.

(3)	See Note 15 to our Consolidated Financial Statements.

(4)
The above table excludes certain volume purchase commitments existing between SMS and certain chicken suppliers. AFC has agreed to indemnify SMS for any shortfall between actual purchases by the Popeyes system and the annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. This indemnification agreement is discussed under the heading entitled Off-Balance Sheet Arrangements within this Item 7 and in Note 15 to our Consolidated Financial Statements.

(5)
We have not included in the contractual obligations table approximately $4.5 million for unrecognized tax benefits for various tax positions we have taken. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the amount or period of cash settlement, if any, with the respective taxing authorities. These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Share Repurchase Program
     As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s board of directors has approved a share repurchase program of up to $215.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During 2007, 2006 and 2005, the Company repurchased and retired 2,496,030 shares 1,486,714 shares and 1,542,872 shares of common stock for approximately $39.4 million, $20.3 million and $19.5 million, respectively, under this program.
     From December 31, 2007 through February 22, 2008 (the last trading date in the Company’s second period for 2008), the Company repurchased and retired an additional 164,730 shares of common stock for approximately $1.6 million. As of February 22, 2008, the remaining value of shares that may be repurchased under the program was $56.4 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $36.5 million for the remainder of fiscal 2008.
     Pursuant to the share repurchase program, the Company entered into an accelerated stock repurchase agreement on March 12, 2008 with a financial institution to repurchase $15 million of common stock. Under the agreement, the financial institution will borrow and deliver to the Company on March 13, 2008, approximately 2 million shares of common stock, and upon completion of the transaction, there will be an adjustment so that the Company will receive in total $15 million of shares, based on a volume weighted average price for the common stock during a stated period, minus an agreed discount. The Company may continue to undertake additional repurchases of its common stock in the open market, either before or after completion of the accelerated stock repurchase transaction.
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
     During 2007, we invested approximately $10.4 million in various capital projects, comprised of $6.3 million in new restaurant locations (including $0.4 million for the acquisition of a previously franchised location), $0.9 million in the repair and replacement of property and equipment damaged by Hurricane Katrina, $0.6 million for information technology hardware and software, $0.3 million in our re-imaging program, and $2.3 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities.
     During 2006, we invested approximately $7.0 million in various capital projects, including $2.6 million the repair and replacement of property and equipment damaged by Hurricane Katrina, $1.6 million in new restaurant locations, $0.5 million in our re-imaging program, $1.7 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, and $0.6 million for information technology systems.
     During 2005, we invested approximately $4.2 million in various capital projects, including $0.6 million the repair and replacement of property and equipment damaged by Hurricane Katrina, $1.9 million in new restaurant locations, $0.4 million in Popeyes corporate office renovations, $0.7 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities, $0.2 million for information technology systems, and $0.4 million to complete other projects.
     Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our bank credit facilities.
     We anticipate capital expenditures of $0.5 to $1.5 million associated with the completion of new company-operated restaurants in 2008. As to all other capital expenditures during 2008 (for reconstruction, re-imagings, equipment replacements and upgrades, and information technology system upgrades), we expect such costs to range from $3.0 to $4.0 million.
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

Effects of Hurricane Katrina and Insurance Proceeds
     During the third quarter of 2005, the company-operated restaurants in the New Orleans market were adversely affected by Hurricane Katrina. There were 36 company-operated restaurants which were temporarily closed as a result of Hurricane Katrina. At December 30, 2007, 24 of these restaurants had re-opened (one of which had temporarily closed due to fire damage), 10 had been permanently closed, and two remained temporarily closed. The outlook for the remaining two temporarily closed restaurants is uncertain and will be evaluated on an ongoing basis. The net book value of these restaurants is approximately $0.1 million as of December 30, 2007.
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
     The Company recognized approximately $2.9 million in net gains on insurance recoveries related to asset damages and approximately $1.6 million in income from business interruption insurance recoveries during 2007 resulting from Hurricane Katrina. During 2006 and 2007, the company received a total of $11.5 million from its insurance carriers in settlement of all claims resulting from Hurricane Katrina.
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
     The estimated minimum level of purchases under these contracts is $182.0 million for 2008 and $189.7 million for 2009. AFC has agreed to indemnify SMS for any shortfall between actual purchases by the Popeyes system and the annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. The indemnification has not been recorded as an obligation in the Company’s balance sheets. The Company does not expect any material loss to result from the indemnification since we do not believe that performance, on our part, will be required.
     AFC Loan Guarantee Programs. In March 1999, we implemented a program to assist qualified current and prospective franchisees in obtaining the financing needed to purchase or develop franchised restaurants at competitive rates. Under the program, we guarantee up to 20% of the loan amount toward a maximum aggregate liability for the entire pool of $1.0 million. For loans within the pool, we assume a first loss risk until the maximum liability for the pool has been reached. Such guarantees typically extend for a three-year period. As of December 30, 2007, approximately $0.5 million was borrowed under this program, of which we were contingently liable for approximately $0.1 million in the event of default.
     In November 2002, we implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. Under the program, we assume a first loss risk on the portfolio up to 10% of the sum of the original funded principal balances of all program loans. As of December 30, 2007, approximately $0.7 million was borrowed under this program, of which we were contingently liable for approximately $0.1 million in the event of default.
     These loan guarantees have not been recorded as an obligation in our consolidated balance sheets. We do not expect any material loss to result from these guarantees because we do not believe that any indemnity under this agreement will be necessary.
Long Term Debt
     2005 Credit Facility. On May 11, 2005, and as amended on April 14, 2006 and April 27, 2007, we entered into a bank credit facility (the “2005 Credit Facility”) with J.P. Morgan Chase Bank and certain other lenders, which consists of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan.

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
     As of December 30, 2007, the Company had loans outstanding under its revolving credit facility totaling $5.0 million. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of December 30, 2007, the Company had $2.2 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $52.8 million.
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
     In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, we are subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts (see additional information under the heading entitled Liquidity and Capital Resources within this Item 7). Whenever any prepayment is made, subsequent scheduled payments of principal are ratably reduced.
     As of December 30, 2007, we were in compliance with the financial and other covenants of the 2005 Credit Facility. As of December 30, 2007, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest swap agreements, was approximately 6.5%.
     2005 Interest Rate Swap Agreements. Effective May 12, 2005, we entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110.0 million. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. The effective portion of the gain associated with the termination of the $20.0 million notional amount, approximately $0.3 million, will be amortized into interest expense over the remaining life of the hedge. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. During 2007, the net interest income associated with these agreements was approximately $1.5 million. These agreements are accounted for as an effective cash flow hedge. At December 30, 2007, the fair value of these agreements was approximately $0.2 million, which was recorded as a component of “other long term assets, net.” The changes in fair value are recognized in accumulated other comprehensive income in the Consolidated Balance Sheets.
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
Tax Matters
     We are continuously involved in U.S., state and local tax audits for income, franchise, property and sales and use taxes. In general, the statute of limitations remains open with respect to tax returns that were filed for each fiscal year after 2003. However, upon notice of a pending tax audit, we often agree to extend the statute of limitations to allow for complete and accurate tax audits to be performed.
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
     Foreign Currency Exchange Rate Risk. We are exposed to currency risk from the potential changes in foreign currency rates that directly impact our revenues and cash flows from our international franchise operations. In 2007, franchise revenues from these operations represented approximately 9.2% of our total franchise revenues. For each of 2007, 2006 and 2005, foreign-sourced revenues represented approximately 4.5%, 4.7%, and 4.5% of our total revenues, respectively. As of December 30, 2007, approximately $0.8 million of our accounts receivable were denominated in foreign currencies.
     Interest Rate Risk. Our net exposure to interest rate risk consists of our borrowings under our 2005 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of December 30, 2007, the balances outstanding under our 2005 Credit Facility totaled $128.1 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2005 Credit Facility would be approximately $0.2 million, taking into account our interest rate swap agreements.
Critical Accounting Policies and Estimates
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
     We assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We carried a valuation allowance on our deferred tax assets of $3.7 million and $3.4 million at December 30, 2007 and December 31, 2006, respectively, based on our view that it is more likely than not that we will not be able to take a tax benefit for certain state operating loss carryforwards which begin to expire in 2008.
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
     See Note 18 to the Consolidated Financial Statements for a further discussion of our income taxes.
     Stock-Based Employee Compensation. Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options, restricted stock awards and restricted share units. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: (1) expense related to the remaining non-vested portion of all stock awards granted prior to December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and the same straight-line attribution method used to determine the pro forma disclosures under SFAS 123; and (2) expense related to all stock awards granted on or subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of stock options with only service conditions is estimated using a Black-Scholes option-pricing model. The fair value of stock options with service and market conditions is valued utilizing a Monte Carlo simulation embedded in a lattice model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. Our option pricing models require various highly subjective and judgmental assumptions including risk-free interest rate, expected volatility, expected forfeiture rates, and expected option life. If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Our specific weighted average assumptions used to estimate the fair value of stock-based employee compensation are documented in Note 13 to the Consolidated Financial Statements.
Accounting Standards Adopted in 2007
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As a result of implementing FIN 48, the Company recognized a $2.6 million decrease in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit. The amount of unrecognized tax benefits as of January 1, 2007 was approximately $4.9 million, which included approximately $1.5 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. The amount of unrecognized tax benefits was approximately $4.5 million as of December 30, 2007 of which approximately $1.1 million, if recognized, would affect the effective income tax rate. The reduction was primarily due to the expiration of the statute of limitations for the 2003 tax year.
     The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. The total amount of interest and penalties accrued as of January 1, 2007 was approximately $0.5 million. Interest expense (income) and penalties on uncertain tax positions during fiscal year 2007 were approximately $0.2 million. As of December 30, 2007, the Company had approximately $0.7 million of accrued interest and penalties related to uncertain tax positions.
     For additional information regarding Income Taxes and the adoption of FIN 48, see Note 18 to our Consolidated Financial Statements.
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
(b) Our Evaluation of AFC’s Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of the end of our fiscal year 2007, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO.
     Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2007 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.
(c) Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management believes that as of December 30, 2007, the Company’s internal control over financial reporting is effective.

     Grant Thornton, LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an audit report on the operating effectiveness of the Company’s internal control over financial reporting. This report can be found in section (e) below.
(d) Changes in Internal Control Over Financial Reporting
     During the fourth quarter of 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(e)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
     Board of Directors and Shareholders
     AFC Enterprises, Inc.
     We have audited AFC Enterprises Inc.’s (a Minnesota Corporation, the “Company”) internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the periods ended December 30, 2007, December 31, 2006 and December 25, 2005 and our report dated March 12, 2008 expressed an unqualified opinion on those financial statements.
     /s/ GRANT THORNTON LLP
     Atlanta, Georgia
     March 12, 2008
Item 9B.  OTHER INFORMATION
None

PART III.
Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 is included in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference. Biographical information on our executive officers is contained in Item 4A of this Annual Report on Form 10-K and is incorporated herein by reference.
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
Item 11.  EXECUTIVE COMPENSATION
     Information regarding executive compensation required by this Item 11 is included in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 is included in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information regarding certain relationships and related transactions, and director independence required by this Item 13 is included in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The Company’s independent registered public accounting firm is Grant Thornton LLP. Information regarding principal accountant fees and services required by this Item 14 is included in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

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
(b) Exhibits

Exhibit
Number		Description
2.1	(h)	Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of April 15, 2003.
2.2	(n)	First Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of June 30, 2003.
2.3	(n)	Second Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of July 11, 2003.
2.4	(n)	Third Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of November 19, 2003.
2.5	(j)	Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of September 3, 2004.
2.6	(j)	First Amendment to Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of November 1, 2004.
2.7	(j)	Second Amendment to Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of November 4, 2004.
2.8	(k)	Asset Purchase Agreement by and among AFC Enterprises, Inc. and Cajun Holding Company dated as of October 30, 2004.
2.9	(l)	First Amendment to Asset Purchase Agreement by and between AFC Enterprises, Inc. and Cajun Holding Company dated as of December 28, 2004.
3.1	(c)	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002.
3.2	(p)	Amended and Restated Bylaws of AFC Enterprises, Inc.
4.1	(o)	Form of registrant’s common stock certificate.
10.1	(e)	Form of Popeyes Development Agreement, as amended.
10.2	(e)	Form of Popeyes Franchise Agreement.
10.3	(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date.
10.4	(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10.5	(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

Exhibit
Number		Description
10.6	(a)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc.
10.7	(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.
10.8	(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.
10.9	(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10.10	(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10.11	(n)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and AFC Enterprises, Inc.
10.12	(a)	1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*
10.13	(a)	1996 Nonqualified Performance Stock Option Plan — Executive of AFC, effective as of April 11, 1996.*
10.14	(a)	1996 Nonqualified Performance Stock Option Plan — General of AFC, effective as of April 11, 1996.*
10.15	(a)	1996 Nonqualified Stock Option Plan of AFC, effective as of April 11, 1996.*
10.16	(a)	Form of Nonqualified Stock Option Agreement — General between AFC and stock option participants.*
10.17	(a)	Form of Nonqualified Stock Option Agreement — Executive between AFC and certain key executives.*
10.18	(a)	1996 Employee Stock Bonus Plan — Executive of AFC effective as of April 11, 1996.*
10.19	(a)	1996 Employee Stock Bonus Plan — General of AFC effective as of April 11, 1996.*
10.20	(a)	Form of Stock Bonus Agreement — Executive between AFC and certain executive officers.*
10.21	(a)	Form of Stock Bonus Agreement — General between AFC and certain executive officers.*
10.22	(a)	Form of Secured Promissory Note issued by certain members of management.*
10.23	(a)	Form of Stock Pledge Agreement between AFC and certain members of management.*
10.24	(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997.
10.25	(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*
10.26	(a)	Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.*
10.27	(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*
10.28	(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*
10.29	(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*
10.30	(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*
10.31	(f)	Indemnification Agreement dated August 9, 2001 by and between AFC and R. William Ide, III.*
10.32	(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*
10.33	(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*

Exhibit
Number		Description
10.34	(g)	AFC Enterprises, Inc. Annual Executive Bonus Program.*
10.35	(m)	Amended and Restated Employment Agreement dated as of June 28, 2004 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10.36	(p)	First Amendment to Amended and Restated Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Allan J. Tanenbaum.*
10.37	(n)	Employment Agreement effective as of December 29, 2003 between AFC Enterprises, Inc. and Frederick B. Beilstein.*
10.38	(n)	Employment Agreement effective as of February 12, 2004 between AFC Enterprises, Inc. and Henry Hope, III.*
10.39	(p)	First Amendment to Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Frederick B. Beilstein.*
10.40	(p)	First Amendment to Employment Agreement dated as of March 28, 2005 between AFC Enterprises, Inc. and Henry Hope, III.*
10.41	(p)	Indemnity Agreement dated October 14, 2004 by and between AFC Enterprises, Inc. and Supply Management Services, Inc.
10.42	(p)	Indemnity Agreement dated February 5, 2004 by and between AFC Enterprises, Inc., Cajun Operating Company and Supply Management Services, Inc.
10.43	(d)	Second Amended and Restated Credit Agreement dated as of May 11, 2005 among AFC Enterprises, Inc., JPMorgan Chase and certain other lenders.
10.44	(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.
10.45	(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — General.*
10.46	(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.
10.47	(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — Executive.*
10.48	(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10.49	(i)	Indemnification Agreement between AFC and Peter Starrett.
10.50	(r)	Second Amendment to Employment Agreement dated June 7, 2005 between the Company and Frederick B. Beilstein.*
10.51	(r)	Second Amendment to the Amended and Restated Employment Agreement dated June 7, 2005 between the Company and Allan J. Tanenbaum.*
10.52	(s)	Indemnification Agreement dated November 28, 2006 by and between AFC and John M. Cranor, III.*
10.53	(s)	Indemnification Agreement dated November 28, 2006 by and between AFC and Cheryl A. Bachelder. *
10.54	(t)	Popeyes Chicken and Biscuits 2006 Bonus Plan.*
10.55	(t)	Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and Frederick B. Beilstein III.*
10.56	(t)	Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and James W. Lyons.*
10.57	(t)	Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and Robert Calderin.*
10.58	(t)	First Amendment to Employment Agreement, dated March 14, 2007 between AFC Enterprises, Inc. and Frank J. Belatti dated August 31, 2005.*
10.59	(u)	Second Amendment to Second Amended and Restated Credit Agreement dated as of April 25, 2007.
10.60	(v)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (time-based vesting).*
10.61	(v)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (performance-based vesting).*
10.62	(w)	Employment Agreement dated as of October 9, 2007 between AFC Enterprises, Inc. and Cheryl A. Bachelder.
11.1	**	Statement regarding computation of per share earnings.
23.1		Consent of Grant Thornton LLP

Exhibit
Number	Description
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by SFAS No. 128, Earnings per Share, is provided in Note 19 to our Consolidated Financial Statements in this Annual Report.

(a)	Filed as an exhibit to the Registration Statement of AFC on Form S-4/ A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 8-K of AFC filed May 16, 2005 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/ A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 8-K of AFC filed April 16, 2003 and incorporated by reference herein.

(i)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended April 17, 2005, on May 27, 2005, and incorporated by reference herein.

(j)	Filed as an exhibit to the Form 8-K of AFC filed November 5, 2004 and incorporated herein by reference.

(k)	Filed as an exhibit to the Form 8-K of AFC filed November 2, 2004 and incorporated herein by reference.

(l)	Filed as an exhibit to the Form 8-K of AFC filed January 5, 2005 and incorporated herein by reference.

(m)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 11, 2004 on August 20, 2004 and incorporated by reference herein.

(n)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 28, 2003 on March 29, 2004 and incorporated by reference herein.

(o)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/ A (Registration No. 333-52608) on February 28, 2001 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 8-K of AFC filed on August 21, 2007 and incorporated herein by reference.

(r)	Filed as an exhibit to the Form 8-K of AFC filed June 7, 2005 and incorporated herein by reference.

(s)	Filed as an exhibit to the Form 8-K of AFC filed November 29, 2006 and incorporated herein by reference.

(t)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(u)	Filed as an exhibit to the Form 8-K of AFC filed April 30, 2007 and incorporated herein by reference.

(v)	Filed as an exhibit to the Form 8-K of AFC filed November 7, 2007 and incorporated herein by reference.

(w)	Filed as an exhibit to the Form 8-K of AFC filed October 12, 2007 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March 2008.

AFC ENTERPRISES, INC.

By:	/s/ Cheryl A. Bachelder
Cheryl A. Bachelder
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Cheryl A. Bachelder	Chief Executive Officer	March 12, 2008
Cheryl A. Bachelder	(Principal Executive Officer)

/s/ H. Melville Hope	Chief Financial Officer	March 12, 2008
H. Melville Hope	(Principal Financial and Accounting Officer)

/s/ John M. Cranor, III John M. Cranor, III	Director, Chairman of the Board	March 12, 2008

/s/ Victor Arias, Jr. Victor Arias, Jr.	Director	March 12, 2008

/s/ Carolyn H. Byrd Carolyn H. Byrd	Director	March 12, 2008

/s/ R. William Ide, III R. William Ide, III	Director	March 12, 2008

/s/ Kelvin J. Pennington Kelvin J. Pennington	Director	March 12, 2008

/s/ John F. Hoffner John F. Hoffner	Director	March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
AFC Enterprises, Inc.:
     We have audited the accompanying consolidated balance sheets of AFC Enterprises, Inc. and subsidiaries (the “Company”) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the periods ended December 30, 2007, December 31, 2006 and December 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFC Enterprises, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the consolidated results of its operations and its consolidated cash flows for each of the years in the periods ended December 30, 2007, December 31, 2006 and December 25, 2005 in conformity with accounting principles generally accepted in the United States of America.
     As described in Notes 2, 13 and 18 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective December 26, 2005 and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, effective January 1, 2007.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AFC Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Atlanta, Georgia
March 12, 2008

AFC Enterprises, Inc.
Consolidated Balance Sheets
As of December 30, 2007 and December 31, 2006
(In millions, except share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$6.7
Accounts and current notes receivable, net	13.1	12.9
Prepaid income taxes	0.5	7.4
Other current assets	16.6	15.6

Total current assets	35.2	42.6

Long-term assets:
Property and equipment, net	42.4	39.9
Goodwill	11.7	11.7
Trademarks and other intangible assets, net	51.6	52.4
Other long-term assets, net	14.1	16.5

Total long-term assets	119.8	120.5

Total assets	$155.0	$163.1

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26.1	$23.8
Other current liabilities	14.9	10.9
Current debt maturities	14.0	1.4

Total current liabilities	55.0	36.1

Long-term liabilities:
Long-term debt	118.8	132.6
Deferred credits and other long-term liabilities	21.5	25.6

Total long-term liabilities	140.3	158.2

Commitments and contingencies
Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 27,356,105 and 29,487,648 shares issued and outstanding at the end of fiscal years 2007 and 2006, respectively)	0.3	0.3
Capital in excess of par value	127.7	161.7
Notes receivable from officers, including accrued interest	—	—
Accumulated deficit	(168.5)	(194.4)
Accumulated other comprehensive income	0.2	1.2

Total shareholders’ deficit	(40.3)	(31.2)

Total liabilities and shareholders’ deficit	$155.0	$163.1

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Operations
For Fiscal Years 2007, 2006 and 2005
(In millions, except per share data)

	2007	2006	2005
Revenues:
Sales by company-operated restaurants	$80.0	$65.2	$60.3
Franchise revenues	82.8	82.6	77.5
Other revenues	4.5	5.2	5.6

Total revenues	167.3	153.0	143.4

Expenses:
Restaurant employee, occupancy and other expenses	40.7	33.7	30.5
Restaurant food, beverages and packaging	27.3	21.3	20.6
General and administrative expenses	49.5	48.1	68.7
Depreciation and amortization	6.9	6.4	7.3
Other expenses (income), net	(2.7)	(1.8)	23.2

Total expenses	121.7	107.7	150.3

Operating profit (loss)	45.6	45.3	(6.9)
Interest expense, net	8.7	11.1	6.8

Income (loss) before income taxes and discontinued operations	36.9	34.2	(13.7)
Income tax expense (benefit)	13.8	12.0	(5.3)

Income (loss) before discontinued operations	23.1	22.2	(8.4)
Discontinued operations, net of income taxes	—	0.2	158.0

Net income	$23.1	$22.4	$149.6

Earnings per common share, basic:
Income (loss) before discontinued operations	$0.81	$0.75	$(0.29)
Discontinued operations, net of income taxes	—	0.01	5.43

Net income	$0.81	$0.76	$5.14

Earnings per common share, diluted:
Income (loss) before discontinued operations	$0.80	$0.74	$(0.29)
Discontinued operations, net of income taxes	—	0.01	5.43

Net income	$0.80	$0.75	$5.14

Weighted-average shares outstanding:
Basic	28.6	29.5	29.1
Diluted	28.8	29.8	29.1
See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For Fiscal Years 2007, 2006 and 2005
(In millions, except share data)

			Capital in			Accumulated
	Common Stock		Excess of	Officer		Other
	Number of		Par	Notes	Accumulated	Comprehensive
	Shares	Amount	Value	Receivable	Deficit	Income	Total
Balance at December 26, 2004	28,325,355	$0.3	$155.4	$(1.2)	$(13.6)	$—	$140.9
Net income	—	—	—	—	149.6	—	149.6
Other comprehensive income: related to interest rate swap agreements, net of income taxes of $0.7 million (Note 9)	—	—	—	—	—	1.1	1.1

Total comprehensive income							150.7
Issuance of common stock under stock option plans, including income tax benefit of $11.2 million	3,093,251	—	29.0	—	—	—	29.0
Repurchases and cancellation of shares (Note 12)	(1,542,872)	—	(19.5)	—	—	—	(19.5)
Special cash dividend (Note 12)	—	—	—	—	(352.9)	—	(352.9)
Cancellation of shares	(1,857)	—	—	—	—	—	—
Issuance of restricted stock awards, net of forfeitures	128,000	—	—	—	0.1	—	0.1
Notes and interest receivable payments	—	—	—	0.1	—	—	0.1
Stock based payment expense	—	—	2.9	—	—	—	2.9

Balance at December 25, 2005	30,001,877	0.3	167.8	(1.1)	(216.8)	1.1	(48.7)
Net income	—	—	—	—	22.4	—	22.4
Other comprehensive income: related to interest rate swap agreements, net of income tax benefit of $0.6 million (Note 9)	—	—	—	—	—	0.1	0.1

Total comprehensive income							22.5
Issuance of common stock under stock option plans, including income tax benefit of $1.8 million	1,012,480	—	12.3	—	—	—	12.3
Repurchases and cancellation of shares (Note 12)	(1,486,714)	—	(20.3)	—	—	—	(20.3)
Cancellation of shares	(21,839)	—	(0.4)	—	—	—	(0.4)
Issuance of restricted stock awards, net of forfeitures	55,896	—	—	—	—	—	—
Notes and interest receivable payments	(74,052)	—	(1.1)	1.1	—	—	—
Stock based payment expense	—	—	3.4	—	—	—	3.4

Balance at December 31, 2006	29,487,648	0.3	161.7	—	(194.4)	1.2	(31.2)
Cumulative effect of adjustment from adoption of FIN 48 (Note 18)	—	—	—	—	2.6	—	2.6
Net income	—	—	—	—	23.1	—	23.1
Other comprehensive income:
Net change in fair value of cash flow hedge, net of tax	—	—	—	—	—	(0.8)	(0.8)
Derivative gains realized in earnings during the period	—	—	—	—	—	(0.2)	(0.2)

Total comprehensive income							22.1
Issuance of common stock under stock option plans	333,933	—	3.3	—	—	—	3.3
Repurchases and retirement of shares	(2,496,030)	—	(39.4)	—	—	—	(39.4)
Excess tax benefits from stock based compensation	—	—	0.9	—	—	—	0.9
Special cash dividend forfeited	—	—	—	—	0.2	—	0.2
Cancellation of shares	(33,916)	—	(0.5)	—	—	—	(0.5)
Issuance of restricted stock awards, net of forfeitures	64,470	—	—	—	—	—	—
Stock based payment expense	—	—	1.7	—	—	—	1.7

Balance at December 30, 2007	27,356,105	$0.3	$127.7	$—	$(168.5)	$0.2	$(40.3)

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Cash Flows
For Fiscal Years 2007, 2006 and 2005
(In millions)

	2007	2006	2005
Cash flows provided by (used in) operating activities:
Net income	$23.1	$22.4	$149.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations	—	(0.2)	(158.0)
Depreciation and amortization	6.9	6.4	7.3
Asset write-downs	1.9	0.1	5.8
Net gain on sale of assets	(0.3)	(2.3)	(1.4)
Gain on insurance recoveries related to asset damages, net	(3.2)	—	—
Deferred income taxes	(0.5)	2.2	9.3
Non-cash interest, net	(0.3)	0.4	1.7
Provision for credit losses	0.4	(0.3)	(0.3)
Excess tax benefits from stock-based compensation	(0.9)	(1.8)	—
Stock-based compensation expense	1.7	3.4	2.9
Change in operating assets and liabilities:
Accounts receivable	(0.6)	2.0	(2.9)
Prepaid income taxes	7.8	25.8	(69.2)
Other operating assets	0.4	(0.4)	5.1
Accounts payable and other operating liabilities	4.0	(9.0)	(15.2)

Net cash provided by (used in) operating activities of continuing operations	40.4	48.7	(65.3)

Net cash (used in) operating activities of discontinued operations	—	—	(7.4)
Cash flows provided by (used in) investing activities:
Capital expenditures of continuing operations	(10.0)	(7.0)	(4.2)
Proceeds from dispositions of property and equipment	0.3	4.3	3.1
Property insurance proceeds	4.5	3.5	—
Proceeds relating to the sale of discontinued operations, net	—	—	367.6
Acquisition of franchised restaurants	(0.4)	(9.3)	(2.2)
Purchases of short-term investments	—	(5.9)	(275.0)
Sales and maturities of short-term investments	—	36.7	244.2
Proceeds from notes receivable	0.8	0.8	1.2
Issuances of notes receivable	—	—	(0.3)

Net cash provided by (used in) investing activities	(4.8)	23.1	334.4

Cash flows provided by (used in) financing activities:
Proceeds from 2005 credit facility	—	—	190.0
Principal payments — 2005 credit facility (term loans)	(6.9)	(59.5)	(0.5)
Net borrowings under 2005 revolving credit facility	5.0	—	—
Principal payments — 2002 credit facility, net	—	—	(90.3)
Principal payments — other notes (including VIEs)	(0.1)	(1.3)	(0.1)
Special cash dividend	(0.7)	(0.7)	(350.8)
Stock repurchases	(39.4)	(24.4)	(15.4)
Proceeds from exercise of employee stock options	3.3	10.7	17.5
Excess tax benefits from stock-based compensation	0.9	1.8	—
Decrease in bank overdrafts, net	—	—	(6.4)
(Increase) decrease in restricted cash	1.1	0.7	(3.8)
Debt issuance costs	(0.2)	(0.1)	(3.7)
Other, net	(0.3)	(0.5)	(3.0)

Net cash (used in) financing activities	(37.3)	(73.3)	(266.5)

Net (decrease) in cash and cash equivalents	(1.7)	(1.5)	(4.8)
Cash and cash equivalents at beginning of year	6.7	8.2	13.0

Cash and cash equivalents at end of year	$5.0	$6.7	$8.2

See accompanying notes to consolidated financial statements.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
Note — 1 Description of Business
     Continuing Operations. AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes ® Chicken & Biscuits (“Popeyes”) in 44 states, the District of Columbia, Puerto Rico, Guam and 24 foreign countries.
     Discontinued Operations. On December 28, 2004, the Company sold its Church’s Chicken ® (“Church’s”) division to an affiliate of Crescent Capital Investments, Inc. On November 4, 2004, the Company sold its Cinnabon ® (“Cinnabon”) subsidiary to Focus Brands, Inc. On July 14, 2003, the Company sold its Seattle Coffee Company (“Seattle Coffee”) subsidiary to Starbucks Corporation. See Note 21 for information concerning these divestitures.
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
     As of the beginning of the Company’s first fiscal quarter of 2004, the Company adopted FIN 46R and began consolidating three franchisees. The Company allocates earnings and losses of these franchisees to the common equity holders as a component of minority interest. However, the Company does not allocate any losses to the common equity holders if doing so would reduce their common equity interests below zero.
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
     During 2006 and 2005, amounts included in sales by company-operated restaurants associated with VIE operations were $1.2 million and $2.7 million, respectively. During 2006 and 2005, royalties and rents of $0.1 million were eliminated in consolidation.
     The Company has other VIE relationships for which it is not the primary beneficiary. These relationships arose in connection with certain loan guarantees that are described in Note 15.
     Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates affect the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.
     Fiscal Year. The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The 2007, 2006, 2005 fiscal year consists of 52 weeks, 53 weeks, and 52 weeks, respectively.
     Cash and Cash Equivalents. The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. At December 30, 2007 and December 31, 2006, such overdrafts were zero.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
     Supplemental Cash Flow Information.

(in millions)	2007	2006	2005

Interest paid, net of capitalized amounts	$7.1	$14.1	$7.6
Income taxes (refunded)/paid, net	5.8	(16.9)	54.8
Property acquired under capital lease obligations	0.9	0.2	—

     Accounts Receivable, Net. At December 30, 2007 and December 31, 2006, accounts receivable, net were $12.3 million and $12.1 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, and rents, amounts due from insurance carriers, and various miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. The Company reserves a franchisee’s receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that it may or may not collect the balance due. During 2007, 2006 and 2005, changes in the allowance for doubtful accounts were as follows:

(in millions)	2007	2006	2005

Balance, beginning of year	$0.1	$1.7	$3.7
Provisions for loss	0.4	(0.3)	(0.3)
Write-offs	—	(0.2)	(0.8)
Fully reserved accounts receivable converted to notes receivable	—	(1.0)	—
Other (principally associated with the advertising fund)	0.1	(0.1)	(0.9)

Balance, end of year	$0.6	$0.1	$1.7

     Notes Receivable, Net. At December 30, 2007 and December 31, 2006, notes receivable, net were approximately $12.4 million and $12.7 million, respectively, of which $0.8 million and $0.8 million, respectively, was current.
     At December 30, 2007, several notes aggregating approximately $1.0 million had zero percent interest rates and the remaining notes had fixed interest rates that ranged from 5% to 10%. The zero percent interest rate notes are primarily past due royalties converted from accounts receivable and are fully reserved for in the allowance for uncollectible notes receivable.
     Notes receivable consist primarily of consideration received in conjunction with the sale of Company assets in three distinct transactions: (1) the sale of Church’s to an affiliate of Crescent Capital Investments, Inc. during 2005; (2) the sale of 24 Popeyes company-operated restaurants to a franchisee during 2001; and (3) the sale of an equipment manufacturing operation during 2000. Notes receivable also include notes from franchisees to finance certain past due franchise revenues, rents and interest. The notes receivable balance is stated net of an allowance for uncollectibility, which is evaluated each reporting period on a note-by-note basis. The balance in the allowance account at December 30, 2007 and December 31, 2006, was approximately $1.0 million. The allowance for uncollectible notes receivable was reclassified from the allowance for doubtful accounts at the time the past due trade accounts receivables were converted to notes receivables. There was no other activity in the allowance in 2007. See Note 20 for a discussion of notes receivable from officers which were included as a component of shareholders’ equity (deficit) in the accompanying consolidated financial statements.
     Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist principally of food, beverage items, paper and supplies. Inventories of $0.5 million at both December 30, 2007 and December 31, 2006 were included as a component of “other current assets.”
     Property and Equipment. Property and equipment is stated at cost less accumulated depreciation. During 2007, 2006 and 2005, capitalized interest amounts were insignificant.
     Provisions for depreciation are made using the straight-line method over an asset’s estimated useful life: 7-35 years for buildings; 5-15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3-20 years). During 2007, 2006 and 2005, depreciation expense was approximately $6.1 million $5.9 million, and $7.2 million, respectively.
     The Company evaluates property and equipment for impairment on an annual basis (during the fourth

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
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
     The Company’s finite-lived intangible assets (primarily re-acquired franchise rights) are amortized on a straight-line basis over 10 to 20 years based on the remaining life of the original franchise agreement or lease agreement. Amortization expense was approximately $0.8 million, $0.5 million and $0.1 million for 2007, 2006 and 2005, respectively. For each of the upcoming five years, estimated amortization expense is expected to be approximately $0.7 million per year. The remaining weighted average amortization period for these assets is 13 years.
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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
$5.8 million at December 30, 2007 and $8.1 million at December 31, 2006.
     Amounts associated with the advertising fund included in our balance sheet at December 30, 2007 and December 31, 2006 were as follows:

(in millions)	2007	2006

Accounts and notes receivable, net	$3.7	$3.7
Other current assets	11.4	12.5

	$15.1	$16.2

Accounts payable	$9.3	$8.1
Net fund balance	5.8	8.1

	$15.1	$16.2

     The Company’s contributions to the advertising fund are reflected in the Company’s consolidated statements of operations as a component of “restaurant employee, occupancy and other expenses.” Those contributions, and the Company’s other advertising costs, are expensed as incurred. During 2007, 2006 and 2005, the Company’s advertising costs were approximately $3.5 million, $3.3 million and $3.2 million, respectively.
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
     Fair Value of Financial Instruments. At December 30, 2007 and December 31, 2006, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments. The Company believes that it is not practicable to estimate the fair value of its notes receivable, because there is no ready market for sale of these instruments. The counterparties to these notes are private business enterprises. The Company believes the fair value of its credit facilities approximates its carrying value, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved. See Note 9 for a discussion of the fair value of the Company’s interest rate swap agreements.
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
     Cash Consideration from Vendors. The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants. These incentives are recognized as earned and in accordance with Emerging Issues Task Force Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” have been classified as a reduction of Restaurant food, beverages and packaging expense in the Consolidated Statements of Operations.
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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
involvement generally includes seller financing or the leasing of real estate to the franchisee. Deferred gains are recognized over the remaining term of the continuing involvement. Losses are recognized immediately.
     There were no sales of company-operated restaurants in 2007. During 2006 and 2005, gains and losses associated with the sale of company-operated restaurants were insignificant. During 2007, 2006 and 2005, previously deferred gains of approximately $0.2 million, $0.7 million and $0.3 million, respectively, were recognized in income as a component of “net gain on the sale of assets” in the accompanying consolidated statements of operations.
     Research and Development. Research and development costs are expensed as incurred. During 2007, 2006 and 2005, such costs were approximately $1.2 million, $1.1 million and $1.2 million, respectively.
     Foreign Currency Transactions. Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses associated with continuing operations are included in the accompanying consolidated statements of operations as a component of “general and administrative expenses.” During 2007, 2006 and 2005, net foreign currency gains and losses were insignificant.
     Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs. Prior to 2007, tax liabilities had been recorded when, in management’s judgment, it was not probable that the Company’s tax position would ultimately be sustained.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.
     See Note 18 for additional information regarding income taxes.
     Stock-Based Employee Compensation. Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options, restricted stock awards and restricted share units. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: (1) expense related to the remaining non-vested portion of all stock awards granted prior to December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and the same straight-line attribution method used to determine the pro forma disclosures under SFAS 123; and (2) expense related to all stock awards granted on or subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of stock options with only service conditions is estimated using a Black-Scholes option-pricing model. The fair value of stock options with service and market conditions is valued utilizing a Monte Carlo simulation embedded in a lattice model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The Company issues new shares for common stock upon exercise of stock options. SFAS 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation rather than recognizing forfeitures as they

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
occur. The adjustment to apply estimated forfeitures to previously recognized stock-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle.
     The Company recorded $1.7 million ($1.1 million net of tax), $3.4 million ($2.1 million net of tax), and $2.9 million ($1.8 million net of tax), in total stock compensation expense during 2007, 2006 and 2005, respectively.
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
     The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for 2005:

(in millions, except per share amounts)	2005

Net income as reported	$149.6
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1.2)

Pro forma net income	$148.4

Basic earnings per share
As reported	$5.14
Pro forma	5.10
Diluted earnings per share(a)
As reported	$5.14
Pro forma	5.10
(a)
Due to the Company’s loss before discontinued operations and accounting change in 2005, the dilutive effect of stock options were excluded from the denominator for the Company’s diluted earnings per share computation.

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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
Note — 4 Other Current Assets

(in millions)	2007	2006

Restricted cash	$9.3	$10.5
Other current assets of the advertising fund	2.1	2.2
Prepaid insurance	1.7	1.1
Deferred tax assets	1.9	—
Prepaid expenses and other current assets	1.6	1.8

	$16.6	$15.6

     At December 30, 2007, all of the $9.3 million of restricted cash related to the cooperative advertising fund. At December 31, 2006, $10.3 million of the restricted cash related to the cooperative advertising fund, and $0.2 million related to state escrow accounts.
Note — 5 Property and Equipment, Net

(in millions)	2007	2006

Land	$4.5	$4.6
Buildings and improvements	36.9	32.5
Equipment	28.7	27.0
Properties held for sale and other	0.1	0.1

	70.2	64.2
Less accumulated depreciation and amortization	(27.8)	(24.3)

	$42.4	$39.9

     At December 30, 2007 and December 31, 2006, property and equipment, net included capital lease assets with a gross book value of $1.9 million and $1.0 million, respectively, and accumulated amortization of $0.6 million and $0.5 million, respectively. As of December 30, 2007, property and equipment with a net book value of $0.1 million were temporarily idled due to the adverse effects of Hurricane Katrina. The Company continues to depreciate these assets.
Note — 6 Trademarks and Other Intangible Assets, Net

(in millions)	2007	2006

Non-amortizable intangible assets:
Trademarks	$42.0	$42.0
Other	0.6	0.6

	42.6	42.6
Amortizable intangible assets:
Re-acquired franchise rights	10.7	10.7
Accumulated amortization	(1.7)	(0.9)

	9.0	9.8

	$51.6	$52.4

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
Note — 7 Other Long-Term Assets, Net

(in millions)	2007	2006

Non-current notes receivable, net	$11.6	$12.0
Debt issuance costs, net	1.7	2.1
Interest rate swap agreements	0.2	1.6
Other	0.6	0.8

	$14.1	$16.5

Note — 8 Other Current Liabilities

(in millions)	2007	2006

Accrued wages, bonuses and severances	$1.9	$2.3
Accrued income taxes payable and income tax reserves	6.2	4.5
Accrued interest	2.2	0.1
Other	4.6	4.0

	$14.9	$10.9

Note — 9 Long-Term Debt and Other Borrowings

(in millions)	2007	2006

2005 Credit Facility:
Revolving credit facility	$5.0	$—
Term loan	123.1	130.0
Capital lease obligations	1.6	0.8
Other notes	3.1	3.2

	132.8	134.0
Less current portion	(14.0)	(1.4)

	$118.8	$132.6

     2005 Credit Facility. On May 11, 2005, and as amended April 14, 2006 and April 27, 2007, the Company entered into a bank credit facility (the “2005 Credit Facility”) with J.P. Morgan Chase Bank and certain other lenders, which consists of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan.
     The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the revolving credit facility may fluctuate because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants of the 2005 Credit Facility. The Company also pays a quarterly commitment fee of 0.125% on the unused portions of the revolving credit facility. As of December 30, 2007, the Company had loans outstanding under its revolving credit facility totaling $5.0 million. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of December 30, 2007, the Company had $2.2 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $52.8 million.
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
     The 2005 Credit Facility is secured by a first priority security interest in substantially all of the

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
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
     In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. Whenever any prepayment is made, subsequent scheduled payments of principal are ratably reduced. For fiscal year 2007, the Company was subject to a mandatory prepayment of approximately $7.7 million, which is recorded as a component of current debt maturities in the Consolidated Balance Sheet as of December 30, 2007. There was no mandatory prepayment due for fiscal year 2006.
     As of December 30, 2007, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility. As of December 30, 2007, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 6.5%.
     2005 Interest Rate Swap Agreements. Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110.0 million. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. The effective portion of the gain associated with the termination of the $20.0 million notional amount, approximately $0.3 million, will be amortized into interest expense over the remaining life of the hedge. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. Net interest expense (income) associated with these agreements was approximately $(1.5) million, $(1.3) million and $0.4 million for 2007, 2006 and 2005, respectively. These agreements are accounted for as an effective cash flow hedge. The fair value of these agreements is recorded as a component of “other long term assets, net” and was approximately $0.2 million and $1.6 million as of December 30, 2007 and December 31, 2006, respectively. The changes in fair value are recognized in accumulated other comprehensive income in the Consolidated Balance Sheets.
     Future Debt Maturities. At December 30, 2007, aggregate future debt maturities, excluding capital lease obligations, were as follows:

(in millions)

2008	$14.0
2009	1.4
2010	29.1
2011	84.3
2012	0.2
Thereafter	2.2

$131.2

Note — 10 Leases
     The Company leases property and equipment associated with its (1) corporate facilities; (2) company-operated restaurants; (3) certain former company-operated restaurants that are now operated by franchisees and the property subleased to the franchisee; and (4) certain former company-operated restaurants that are now subleased to a third party.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
     At December 30, 2007, future minimum payments under capital and non-cancelable operating leases were as follows:

	Capital	Operating
(in millions)	Leases	Leases

2008	$0.2	$6.4
2009	0.2	6.0
2010	0.2	5.3
2011	0.2	5.0
2012	0.2	4.1
Thereafter	3.8	85.6

Future minimum lease payments	4.8	$112.4

Less amounts representing interest on continuing operations	(3.2)

	$1.6

     During 2007, 2006 and 2005, rental expense for continuing operations was approximately $6.8 million, $6.8 million, and $7.6 million, respectively, including percentage rentals of $0.1 million, $0.2 million, and $0.2 million, respectively. At December 30, 2007, the implicit rate of interest on capital leases ranged from 8.1% to 11.5%.
     The Company leases certain restaurant properties and subleases other restaurant properties to franchisees. At December 30, 2007, the aggregate gross book value and the net book value of owned properties that were leased to franchisees was approximately $3.6 million and $2.8 million, respectively. During 2007, 2006 and 2005, rental income from these leases and subleases was approximately $4.5 million, $5.2 million, and $5.6 million, respectively. At December 30, 2007, future minimum rental income associated with these leases and subleases, are approximately $3.7 million in 2008, $3.1 million in 2009, $2.1 million in 2010, $1.7 million in 2011, $1.3 million in 2012 and $6.5 million thereafter.
Note — 11 Deferred Credits and Other Long-Term Liabilities

(in millions)	2007	2006

Deferred franchise revenues	$5.5	$6.1
Deferred income taxes	2.9	5.7
Deferred gains on unit conversions	3.2	3.5
Deferred rentals	4.4	3.8
Above-market rent obligations	2.9	3.2
Liability insurance reserves	1.5	1.7
Other	1.1	1.6

	$21.5	$25.6

Note — 12 Common Stock
     Share Repurchase Program. Effective July 22, 2002 and as subsequently amended and expanded, the Company’s board of directors approved a share repurchase program of up to $165.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During 2007 and 2006, the Company repurchased and retired 2,496,030 and 1,486,714 shares of common stock for approximately $39.4 million and $20.3 million, respectively, under this program.
     From December 31, 2007 through February 22, 2008 (the last trading date in the Company’s second period for 2008), the Company repurchased and retired an additional 164,730 shares of common stock for approximately $1.6 million. As of February 22, 2008, the remaining value of shares that may be

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
repurchased under the program was $56.4 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $36.5 million for the remainder of fiscal 2008.
     Pursuant to the share repurchase program, the Company entered into an accelerated stock repurchase agreement on March 12, 2008 with a financial institution to repurchase $15 million of common stock. Under the agreement, the financial institution will borrow and deliver to the Company on March 13, 2008, approximately 2 million shares of common stock, and upon completion of the transaction, there will be an adjustment so that the Company will receive in total $15 million of shares, based on a volume weighted average price for the common stock during a stated period, minus an agreed discount. The Company may continue to undertake additional repurchases of its common stock in the open market, either before or after completion of the accelerated stock repurchase transaction.
     Dividends. On May 11, 2005, the Company’s Board of Directors declared a special cash dividend of $12.00 per common share. The dividend, which totaled $352.9 million, was paid on June 3, 2005 to the common shareholders of record at the close of business on May 23, 2005. The Company funded the dividend with a portion of the net proceeds from the sale of Church’s and a portion of the net proceeds from the 2005 Credit Facility. For financial reporting purposes, this dividend was charged to the Company’s accumulated deficit. During 2007 and 2006, the Company paid dividends of approximately $0.7 million associated with vested restricted share awards. As of December 30, 2007 accrued dividends associated with unvested restricted share awards were approximately $0.7 million.
Note — 13 Stock Option Plans
     The 1996 Nonqualified Performance Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Performance Stock Option Plan. This plan authorized the issuance of options to purchase approximately 1.6 million shares of the Company’s common stock. As of November 13, 2002, the Company no longer grants options from this plan. The options outstanding as of December 30, 2007 allow certain employees of the Company to purchase less than 0.1 million shares of common stock. Vesting was based upon the Company achieving annual levels of earnings before interest, taxes, depreciation and amortization over fiscal year periods beginning with fiscal year 1996 through 1998. From 1999 through 2001, vesting was based on earnings. If not exercised, the options expire ten years from the date of issuance. Under this plan, compensation expense was recorded over the service period.
     The 1996 Nonqualified Stock Option Plan. In April 1996, the Company created the 1996 Nonqualified Stock Option Plan. This plan authorized the issuance of approximately 4.1 million options. As of November 13, 2002, the Company no longer grants options from this plan. The options currently granted and outstanding as of December 30, 2007 allow certain employees of the Company to purchase approximately 0.1 million shares of common stock. All of the outstanding options were fully vested as of December 30, 2007.
The 2002 Incentive Stock Plan. In February 2002, the Company created the 2002 Incentive Stock Plan. This plan authorized the issuance of 4.5 million shares of the Company’s common stock. All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding as of December 31, 2007 allow certain employees of the Company to purchase approximately 0.1 million shares of common stock (which vest at 25% per year) and 0.1 million shares of common stock (which vest at 33.3% per year). If not exercised, the options expire seven years from the date of issuance. As of May 25, 2006, the Company no longer grants options under this plan.
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
     During 2007, the Company made two 0.2 million option grants under this plan. The first 0.2 million option grant vests at 25% per year. The second 0.2 million option grant vests at 25% per year but are exercisable provided that certain performance criteria with regard to the Company’s common stock price are met within five years of the grant date. A third of the options are exercisable if the Company’s common stock price maintains an average of $20.00 per share for twenty consecutive trading days, a third of the options are exercisable if the Company’s common stock price maintains an average of $25.00 per share for twenty consecutive trading days, and a third of the options are exercisable if the Company’s common stock price maintains an average of $30.00 per share for twenty consecutive trading days. If not exercised, the options under both grants expire seven years from the date of issuance.
     Modifications to outstanding awards. During 2005, in connection with the declaration of the special cash dividend discussed at Note 12, the Company’s Board of Directors approved adjustments to outstanding options under the Company’s employee stock option plans. The modifications adjusted the

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
exercise price and the number of shares associated with each employee’s outstanding stock options to preserve the value of the options after the special cash dividend. The Company did not recognize a charge as a result of the modifications because the intrinsic value of the awards and the ratio of the exercise price to the market value per share for each award did not change.
     A Summary of Stock Option Plan Activity. The table below summarizes the activity within the Company’s stock option plans for the 52 week period ended December 30, 2007.

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Term	Value
(shares in thousands)	Shares	Exercise Price	(years)	(millions)

Stock options:
Outstanding at beginning of year	797	$11.16
Granted options	400	12.81
Exercised options	(340)	9.62
Modification to awards	—	—
Cancelled options	(93)	11.85

Outstanding at end of year	764	$12.62	6.3	$—

Exercisable at end of year	290	$12.65	2.3	$—

Shares available for future grants under the plans at end of year	2,772

     The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2007 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
     The Company recognized approximately $0.7 million, $1.2 million, and $0.5 million in stock based compensation expense associated with its stock option grants during 2007, 2006 and 2005, respectively. As of December 30, 2007, there was approximately $2.4 million of total unrecognized compensation costs related to unvested stock options which are expected to be recognized over a weighted average period of approximately 2.4 years.
     The weighted-average grant date fair value of awards granted during 2007 and 2005 was $5.96 and $8.89, respectively. The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was $3.2 million, $6.6 million, and $31.9 million, respectively.
     During 2007 and 2005, the fair value of each option with only service conditions was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of each option with service and market conditions was estimated on the date of grant using a Monte Carlo simulation embedded in a lattice model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The following weighted-average assumptions were used for the grants:

	2007	2007	2005
	Monte	Black-	Black-
	Carlo	Scholes	Scholes

Approximate risk-free interest rate percentage	4.2%	4.2%	3.8%
Expected dividend yield percentage	0.0%	0.0%	0.0%
Expected lives (in years)	6. 25	7. 0	4. 0
Expected volatility percentage	42.0%	41.9%	61.4%

     There were no options granted in 2006.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
     The following table summarizes the non-vested stock option activity for the 52 week period ended December 30, 2007:

		Weighted
		Average
		Grant Date
(shares in thousands)	Shares	Value

Non-vested stock options outstanding at beginning of period	297	$5.55
Granted	400	5.96
Vested	(134)	5.41
Forfeited	(89)	6.06

Non-vested stock options outstanding at end of period	474	$5.84

Restricted Share Awards
     The Company has granted 244,372 restricted shares pursuant to the 2002 Incentive Stock Plan. These awards are amortized as expense on a graded-vesting basis. The Company recognized approximately $0.6 million, $2.0 million, and $2.4 million, in stock-based compensation expense associated with these awards during 2007, 2006 and 2005, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period. The Company paid dividends of approximately $0.7 million associated with vested awards during both fiscal year 2007 and fiscal year 2006. The following table summarizes the restricted share awards activity for the 52 week period ended December 30, 2007:

		Weighted
		Average
		Grant
		Date Fair
(share awards in thousands)	Shares	Value

Non-vested restricted share awards:
Outstanding beginning of year	168	$21.00
Granted	100	15.54
Vested	(118)	19.28
Cancelled	(36)	21.04

Outstanding end of year	114	$17.52

     The weighted-average grant date fair value of restricted share awards granted during 2006 and 2005 was $13.45 and $24.61, respectively.
     As of December 30, 2007, there was approximately $0.4 million of total unrecognized compensation cost related to nonvested restricted stock awards which are expected to be recognized over a weighted-average period of approximately 0.8 years.
Restricted Share Units
     The Company has granted 45,745 restricted stock units (RSUs) to members of its board of directors pursuant to the 2006 Incentive Stock Plan. Vested RSUs are convertible into shares of the Company’s common stock on a 1:1 basis at such time the director no longer serves on the board of the Company. The Company recognized $0.4 million and $0.2 million in stock based compensation expense associated with these awards during the 2007 and 2006, respectively. As of December 30, 2007, there was approximately $0.2 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005

		Weighted
		Average
		Grant
		Date Fair
(share awards in thousands)	Units	Value

Non-vested restricted stock units:
Outstanding beginning of year	26	$15.25
Granted	20	19.79
Vested	(8)	15.77
Cancelled	(1)	19.79

Outstanding end of year	37	$17.49

     The weighted-average grant date fair value of restricted share units granted during 2006 was $15.25. There no restricted share unit grants in 2005.
Note — 14 401(k) Savings Plan
     The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 75.0% of their eligible compensation to the Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 5.0% of their eligible compensation beginning in 2007 (increasing from 4% in 2006). The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.3 million, $0.2 million, and $0.2 million, during 2007, 2006 and 2005, respectively, for its contributions to the Plan.
Note — 15 Commitments and Contingencies
     Supply Contracts. Supplies are generally provided to Popeyes franchised and company-operated restaurants, pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. The Company, its franchisees and the owners of Cinnabon bakeries hold membership interests in SMS in proportion to the number of restaurants they own. At December 30, 2007, the Company held one of SMS’s seven board seats. The operations of SMS are not included in the consolidated financial statements and the investment is accounted for using the cost method.
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
     The estimated minimum level of purchases under these contracts is $182.0 million for 2008 and $189.7 million for 2009. AFC has agreed to indemnify SMS for any shortfall between actual purchases by the Popeyes system and the annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. The indemnification has not been recorded as an obligation in the Company’s balance sheets. The Company does not expect any material loss to result from the indemnification because it does

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
not believe that performance, on its part, will be required.
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
     Formula and Supply Agreements with Former Owner. The Company has a formula licensing agreement with Alvin C. Copeland, the founder of Popeyes and the present primary owner of Diversified Foods and Seasonings, Inc. (“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the Popeyes fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay Mr. Copeland approximately $3.1 million annually until March 2029. During each of 2007, 2006 and 2005, the Company expensed approximately $3.1 million under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.
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
     During 2007, 2006 and 2005, payments made to King Features were $1.0 million; $1.0 million, and $1.0 million, respectively. A portion of these payments was made from the Popeyes cooperative advertising fund (Note 2) and the remainder by the Company.
     Business Process Services. Certain accounting and information technology services are provided to the Company under an agreement with Convergys Corporation which expires April 30, 2009. At December 30, 2007, future minimum payments under this contract are $1.3 million in 2008, and $0.4 million in 2009. During 2007, 2006 and 2005, the Company expensed $1.4 million, $1.9 million, and $2.1 million, respectively, under this agreement.
     Information Technology Outsourcing. Certain information technology services are provided to the Company under an Information Technology Services Agreement with IBM which expires December 28, 2008. At December 30, 2007, future minimum payments under this contract are $1.8 million in 2008. During 2007, 2006 and 2005, the Company expensed $2.0 million, $2.9 million, and $7.3 million, respectively, under this agreement.
     Employment Agreements. As of December 30, 2007, the Company had employment agreements with 3 senior executives which provide for annual base salaries ranging from $280,000 to $650,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements end in 2008, unless earlier terminated or otherwise renewed pursuant to the terms thereof and are automatically extended for successive one-year periods following the expiration of each term unless notice is given by the Company or the executive not to renew. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, one or two times his annual base salary, as applicable, and one or two times the bonus payable, as applicable, to the individual for the fiscal year in which such termination occurs. Under the agreements, upon a change of control of the Company and a significant reduction in the executive’s responsibilities or duties, the executive may terminate employment and would be entitled to receive the same severance pay the executive would have received had the executive’s employment been terminated without cause.
     AFC Loan Guarantee Programs. In March 1999, the Company implemented a program to assist qualified current and prospective franchisees in obtaining the financing needed to purchase or develop franchised restaurants at competitive rates. Under the program, the Company guarantees up to 20% of the loan amount toward a maximum aggregate liability for the entire pool of $1.0 million. For loans within the pool, the Company assumes a first loss risk until the maximum liability for the pool has been reached. Such

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
guarantees typically extend for a three-year period. At December 30, 2007, approximately $0.5 million was borrowed under this program, of which the Company was contingently liable for approximately $0.1 million in the event of default.
     In November 2002, the Company implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. Under the program, the Company assumes a first loss risk on the portfolio up to 10% of the sum of the original funded principal balances of all program loans. At December 30, 2007, approximately $0.7 million was borrowed under this program, of which the Company was contingently liable for approximately $0.1 million in the event of default. During 2004, the re-imaging and facility upgrade portions of this program were cancelled.
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
     The Company is involved in legal matters against certain of its former insurers related to directors and officers liability insurance policies, constituting a gain contingency. The Company is unable to predict the outcome of these matters. In September 2007, a federal court in Atlanta returned a favorable decision in a lawsuit by the Company against its former insurance carrier that provided primary liability coverage for our directors and officers. The Company was awarded $20 million in damages (representing the full limits of liability of the policy) and approximately $4 million in pre-judgment interest. After payment of settlement amounts to the counterparties to the above referenced Joint Settlement Agreements, legal expenses and fees, the Company expects to receive net proceeds of $9 - 10 million; however, the decision may be appealed, and therefore the timing of the Company’s receipt of payment, if any, is uncertain. Given the inherent risks and uncertainties in litigation, the Company has not recognized any income related to this matter at this time. During 2007, the Company settled one claim against a former insurer relating to these matters for the full limits of the policy in the amount of $5,000,000. After payments to the counterparties described above and attorney fees and expenses, the Company received approximately $0.9 million. See litigation related costs (proceeds) in Note 16 to our Consolidated Financial Statements.
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
     The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 30, 2007, the Company’s insurance reserves of approximately $1.9 million were partially collateralized by letters of credit and/or cash deposits of $2.2 million.
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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at its properties that are unrelated to USTs. The Company has obtained insurance coverage that it believes is adequate to cover any potential environmental remediation liabilities.
     Foreign Operations. The Company’s international operations are limited to franchising activities. During 2007, 2006 and 2005, such operations represented approximately 9.2%, 8.8%, and 8.2%, of total franchise revenues, respectively; and approximately 4.5%, 4.7%, and 4.5% of total revenues, respectively. At December 30, 2007, approximately $0.8 million of the Company’s accounts receivable were related to our international franchise operations.
     Significant Franchisee. During 2007, 2006 and 2005, one domestic franchisee accounted for approximately 10.5%, 11.0%, and 11.6%, respectively of the Company’s royalty revenues.
     Geographic Concentrations. Of AFC’s domestic company-operated and franchised restaurants, the majority are located in the southern and southwestern United States. The Company’s international franchisees operate in Korea, Indonesia, Canada, Mexico and various countries throughout Central America, Asia and Europe.
     The Company had 104, 116 and 154 franchised restaurants in Korea as of December 30, 2007, December 31, 2006 and December 25, 2005, respectively. The decline in the number of Korean restaurants was primarily due to weaker performance by the Company’s master franchisee in that country. The Company agreed to abate the entire 3% royalty due to be paid to it by that franchisee for the last two quarters of 2005 and to abate one-third of the royalties to be paid to the Company directly during the first two quarters of 2006. The conditional relief totaled $0.7 million in 2005 and $0.2 million in the first half of 2006. During 2007, 2006 and 2005, total franchise revenues related to the Company’s Korean operations, net of the relief for 2007 and 2006, were $1.1 million, $1.3 million and $1.0 million.
Note — 16 Other Expenses (Income), Net

(in millions)	2007	2006	2005

Litigation related costs (proceeds)	$(0.9)	$(0.3)	$21.8
Impairments and disposals of fixed assets	1.9	0.1	5.8
Gain on insurance recoveries related to asset damages, net	(3.2)	—	—
Income from business interruption insurance recoveries	(1.6)	—	—
Other hurricane costs and related insurance recoveries, net	—	0.7	(2.5)
Costs related to restaurant closures	0.8	—	(0.5)
Net gain on sale of assets	(0.3)	(2.3)	(1.4)
Other	0.6	—	—

	$(2.7)	$(1.8)	$23.2

     For a discussion of shareholder litigation, all of which was settled in 2005, see Note 15.
     The Company recognized approximately $2.9 million in net gains on insurance recoveries related to asset damages and approximately $1.6 million in income from business interruption insurance recoveries during 2007 resulting from Hurricane Katrina. During 2006 and 2007, the company received a total of $11.5 million from its insurance carriers in settlement of all claims resulting from Hurricane Katrina.
     Of the $0.1 million and $5.8 million of asset write-downs incurred during 2006 and 2005, approximately $(0.6) million and $4.1 million related to estimates of Hurricane Katrina real property and equipment damage estimates. Hurricane related costs and reacted recoveries include relief and other payments to employees, ongoing rental expense for temporarily idled but useable restaurants, accruals of future rental expense for permanently closed restaurants and those restaurants that are temporarily unusable, inventory write-offs, clean-up costs, restaurant pre-opening costs for re-opened restaurants, and a donation to the American Red Cross net of estimated insurance recoveries including recoveries for property and equipment damages.
     Costs related to restaurant closures include the accrual of future lease obligations on closed facilities and other charges associated with the closing or the re-imaging of company-operated restaurants. The Company’s current re-imaging program involves interior and exterior makeovers of older restaurants, which includes new logos, uniforms, menu boards and menu items. The credit balance associated with restaurant closures in 2005 results from the revision of estimates for future lease obligations on closed

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
facilities, due to the settlement of certain obligations.
Note — 17 Interest Expense, Net

(in millions)	2007	2006	2005

Interest on debt, less capitalized amounts	$9.0	$11.1	$9.2
Amortization and write-offs of debt issuance costs	0.6	1.3	2.7
Other debt related charges	0.4	0.3	0.5
Interest income	(1.3)	(1.6)	(5.6)

	$8.7	$11.1	$6.8

Note — 18 Income Taxes
     Total income taxes for fiscal years 2007, 2006 and 2005, were allocated as follows:

(in millions)	2007	2006	2005

Income tax expense (benefit):
From continuing operations	$13.8	$12.0	$(5.3)
From discontinued operations	—	—	94.1

Income taxes in the statements of operations, net	13.8	12.0	88.8
Income taxes charged (credited) to statements of shareholders’ equity (deficit):
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(0.9)	(1.8)	(11.2)
Other comprehensive income	(0.6)	—	0.7

Total	$12.3	$10.2	$78.3

     Total U.S. and foreign (loss) income before income taxes, discontinued operations and accounting change for fiscal years 2007, 2006 and 2005, were as follows:

(in millions)	2007	2006	2005

United States	$31.8	$29.8	$(17.7)
Foreign	5.1	4.4	4.0

Total	$36.9	$34.2	$(13.7)

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
     The components of income tax expense associated with continuing operations were as follows:

(in millions)	2007	2006	2005

Current income tax expense:
Federal	$11.9	$7.7	$(13.7)
Foreign	0.8	0.6	0.7
State	1.6	1.5	(1.6)

	14.3	9.8	(14.6)
Deferred income tax expense (benefit):
Federal	(0.5)	2.1	7.3
State	—	0.1	2.0

	(0.5)	2.2	9.3

	$13.8	$12.0	$(5.3)

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
     Reconciliations of the Federal statutory income tax rate to the Company’s effective tax rate associated with continuing operations are presented below:

	2007	2006	2005

Federal income tax rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	1.7	1.1	(10.9)
Valuation allowance	0.9	4.4	13.9
Tax free interest income	—	(0.2)	(7.5)
Provision to return adjustments	(0.1)	(5.8)	2.8
Other items, net	(0.1)	0.6	(2.0)

Effective income tax benefit rate	37.4%	35.1%	(38.7)%

     Provision to return adjustments include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Operations to amounts reflected on our tax returns.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in millions)	2007	2006

Deferred tax assets:
Deferred franchise fee revenue	$3.4	$3.7
State net operating loss carryforwards	3.7	3.4
Deferred rentals	3.1	2.9
Deferred compensation	1.2	1.6
Allowance for doubtful accounts	0.6	0.4
Insurance accruals	0.5	0.6
Other accruals	1.4	0.6
Reorganization costs	4.0	2.2

Total gross deferred tax assets	$17.9	$15.4

Deferred tax liabilities:
Franchise value and trademarks	$(14.8)	$(13.9)
Insurance proceeds	—	(1.0)
Property, plant and equipment	(0.4)	(2.1)
Other	(0.1)	(0.7)

Total gross deferred liabilities	(15.3)	(17.7)
Valuation allowance	(3.7)	(3.4)

Net deferred tax liability	$(1.1)	$(5.7)

     The Company assesses quarterly the likelihood that the deferred tax assets will be recovered. To make this assessment, historical levels of income, expectations and risks associated with estimates of future taxable income are considered. If recovery is not likely, we increase our valuation allowance for the deferred tax assets that we estimate will not be recovered.
     At December 30, 2007, the Company had state net operating losses (“NOLs”) of approximately $71.6 million which begin to expire in 2008. The Company established a full valuation allowance on the deferred tax asset related to these NOLs as it is more likely than not that such tax benefit will not be realized. As such, the Company has established a valuation allowance of approximately $3.7 million at December 30, 2007 and $3.4 million at December 31, 2006.
     Included in accrued liabilities at December 30, 2007 and December 31, 2006 are accrued income tax reserves of $5.2 million and $4.5 million, respectively.
     During July, 2006, the Company received a tax assessment from the Canadian Revenue Authority (“CRA”). The assessment related to a voluntary disclosure filed by the Company during 2003 on behalf of its former Seattle Coffee subsidiary, and the payment of $1.0 million of estimated tax liabilities. The CRA had assessed $0.3 million of interest associated with the earlier payment and an additional $0.5 million of taxes associated with certain disallowed deductions. The Company appealed the assessment and during November, 2007, received notification from the Canadian Revenue Authority (“CRA”) that they were allowing most of the G&A costs that were initially disallowed on the originally filed VDA (Voluntary Disclosure Agreement). The Company received a payment of approximately $0.6 million in December 2007 in settlement of the tax assessment.
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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
     The amount of unrecognized tax benefits was approximately $4.5 million as of December 30, 2007 of which approximately $1.1 million, if recognized, would affect the effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 30, 2007 is as follows (in millions):

(in millions)

Balance upon adoption of FIN 48 as of January 1, 2007	$4.9
Gross additions related to current year	0.1
Expirations of statutes of limitation	(0.5)

Balance as of December 30, 2007	$4.5

     The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. The total amount of interest and penalties accrued as of January 1, 2007 was approximately $0.5 million. Interest and penalties on uncertain tax positions for the year ended December 30, 2007 were approximately $0.2 million. As of December 30, 2007, the Company has approximately $0.7 million of accrued interest and penalties related to uncertain tax positions.
     The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2004 through 2006 are open to audit, with 2004 currently under examination. The Company has recorded unrecognized tax benefits of approximately $0.3 million related to the period being examined. In general, the state tax years open to audit range from 2003 through 2006.
     The Company has unrecognized tax benefits of approximately $0.3 million, which the Company would recognize within the next twelve months if the statute of limitations were to expire. The Company recognized tax benefits of $0.5 million in 2007 as a result of the statute of limitations expiring for the 2003 tax year. This adjustment decreased the effective tax rate by approximately 1.2% for the year.
Note — 19 Components of Earnings Per Share Computation

(in millions)	2007	2006	2005

Numerators for income (loss) per share computation:

Income (loss) before discontinued operations	$23.1	$22.2	$(8.4)
Discontinued operations, net of income taxes	—	0.2	158.0

Net income	$23.1	$22.4	$149.6

Denominator for basic earnings per share — weighted average shares	28.6	29.5	29.1
Dilutive employee stock options(a)	0.2	0.3	—

Denominator for diluted earnings per share	28.8	29.8	29.1

(a)
In 2005 potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “loss before discontinued operations and accounting change.” The number of additional shares that otherwise would have been included in the denominator for the dilutive earnings per share computation were 0.8 million shares in 2005.

Note — 20 Related Party Transactions
     In October 1998, the Company loaned certain officers of the Company an aggregate of $1.3 million to pay for shares of common stock offered by AFC in connection with the acquisition of Cinnabon. All the individual notes had similar terms. Each full recourse note bears interest at 7.0% per annum with principal and interest payable at December 31, 2005. The remaining note receivable balances and interest receivable balances, net of payments, at December 25, 2005 were included as a reduction to shareholders’ equity (deficit) in the accompanying consolidated statements of shareholders’ equity (deficit).
     The $1.1 million of notes receivable (including accrued interest) due from officers outstanding at December 25, 2005 was satisfied in full on December 31, 2005 through the transfer of 74,052 shares of the

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
Company’s common stock.
Note — 21 Discontinued Operations
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
     Seattle Coffee. On July 14, 2003, the Company sold its Seattle Coffee subsidiary to Starbucks Corporation for approximately $72.0 million in cash, subject to customary closing adjustments. Proceeds of the sale, net of transaction costs and adjustments, were approximately $62.1 million (before consideration of the matters discussed in the succeeding paragraph). Seattle Coffee was the parent company for AFC’s Seattle’s Best Coffee ® and Torrefazione Italia ® Coffee brands. Following this transaction, the Company continued to franchise the Seattle’s Best Coffee brand in retail locations in Hawaii, in certain international markets and on certain U.S. military bases.
     Summary operating results for these discontinued operations were as follows:

(in millions)	2007	2006	2005

Total revenues:
Church’s	$—	$—	$—
Cinnabon	—	—	—

Total revenues	$—	$—	$—

Income (loss) from operations:
Church’s	$—	$(0.1)	$—
Cinnabon	—	0.3	—
Income tax benefit (expense)	—	—	—

Income from operations, net	$—	$0.2	$—

Income (loss) from sale of businesses:
Church’s	$—	$—	$252.1
Cinnabon	—	—	—
Seattle Coffee	—	—	—
Income tax benefit (expense)	—	—	(94.1)

Income from sale of businesses, net	—	—	158.0

Discontinued operations, net of income taxes	$—	$0.2	$158.0

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
Note — 22 Restructuring of Corporate Operations and Other
     Restructuring of Corporate Operations. During 2004, the Company began a restructuring of its corporate operations which it completed in 2006. The restructuring included: (1) the reduction of AFC’s corporate staffing in concert with the divestiture of Cinnabon and Church’s, (2) the closure of AFC’s corporate offices, (3) the integration of AFC’s corporate function into the Popeyes corporate function, and (4) the termination or restructuring of certain outsourcing and other contractual arrangements. A summary of the total restructuring costs incurred is presented below.

				Incurred
(in millions)	2007	2006	2005	to date

Contract terminations and other	$—	$1.0	$2.1	$12.1
Employee termination benefits	—	—	0.4	3.8

Total restructuring charges	$—	$1.0	$2.5	$15.9

     Other. During 2005, general and administrative expenses included $5.8 million of stay bonuses and severance costs paid to the Company’s former Chief Executive Officer, former Chief Financial Officer, and former General Counsel who resigned during 2005. For business segment reporting purposes, these costs are included within our corporate operations.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
Note — 23 Segment Information (Continuing Operations)
     The Company’s reportable business segments are its franchise operations and its company-operated restaurants.
     Corporate revenues are principally rental income from leasing and sub-leasing agreements with third parties.

		Company -
	Franchise	Operated
(in millions)	Operations	Restaurants	Corporate	Total

2007
Total revenues	$87.3	$80.0	$—	$167.3
Operating profit (loss) before allocations	70.4	7.5	(32.3)	45.6
Corporate overhead allocations(a)	(29.0)	(3.9)	32.9	—

Operating profit(b)	41.4	3.6	0.6	45.6
Depreciation and amortization	1.9	5.0	—	6.9
Capital expenditures	0.6	9.4	—	10.0
Goodwill — year end	8.9	2.8	—	11.7
Total assets — year end	90.8	48.4	15.8	155.0

2006
Total revenues	$87.8	$65.2	$—	$153.0
Operating profit (loss) before allocations	74.2	5.2	(34.1)	45.3
Corporate overhead allocations(a)	(29.6)	(3.8)	33.4	—

Operating profit (loss)(b)	44.6	1.4	(0.7)	45.3
Depreciation and amortization	2.1	4.3	—	6.4
Capital expenditures	0.7	6.3	—	7.0
Goodwill — year end	8.9	2.8	—	11.7
Total assets — year end	85.9	47.9	29.3	163.1

2005
Total revenues	$82.9	$60.3	$0.2	$143.4
Operating profit (loss) before allocations	67.3	1.0	(75.2)	(6.9)
Corporate overhead allocations(a)	(24.9)	(2.8)	27.7	—

Operating profit (loss)(b)	42.4	(1.8)	(47.5)	(6.9)
Depreciation and amortization	2.3	3.6	1.4	7.3
Capital expenditures	0.5	3.7	—	4.2
Goodwill — year end	8.9	0.7	—	9.6
Total assets — year end	90.6	32.5	89.6	212.7
(a)	Corporate overhead allocations include costs directly related to the operation of each segment and estimated charges based upon each segment’s relative contribution to the Company’s operations.

(b)
For all years presented, corporate operating profit (loss), after allocations, relates principally to the AFC corporate offices which were closed during 2005 and AFC corporate litigation costs, net. Costs associated with the Popeyes corporate function and certain AFC costs directly related to our operating segments are allocated to the Company’s franchise operations and company-operated restaurants. In 2006, the Company’s corporate operating profit represents a settlement of legal matters associated with shareholder litigation. In 2005, the Company’s corporate operating loss includes $21.8 million associated with the settlement of shareholder litigation.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
Note — 24 Acquisition
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

May 1,
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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2007, 2006 and 2005
Note — 25 Quarterly Financial Data (Unaudited)

	2007
	First(a)	Second	Third	Fourth(b)
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter
Results of Operations
Total revenues	$51.0	$38.3	$38.9	$39.1
Operating profit	13.0	12.7	11.9	8.0

Income before discontinued operations	6.4	6.6	6.5	3.6
Net income	6.4	6.6	6.5	3.6
Basic earnings per common share

Income before discontinued operations	$0.22	$0.22	$0.23	$0.14
Net income	0.22	0.22	0.23	0.14
Diluted earnings per common share

Income before discontinued operations	$0.22	$0.22	$0.23	$0.13
Net income	0.22	0.22	0.23	0.13

	2006
	First(a)	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Results of Operations
Total revenues	$42.6	$34.4	$36.0	$40.0
Operating profit	12.7	10.6	11.9	10.1
Income before discontinued operations	5.7	5.0	5.9	5.6
Net income	5.8	5.1	5.9	5.6
Basic earnings per common share
Income before discontinued operations	$0.19	$0.17	$0.20	$0.19
Net income	0.19	0.18	0.20	0.19
Diluted earnings per common share
Income before discontinued operations	$0.19	$0.16	$0.20	$0.19
Net income	0.19	0.17	0.20	0.19

(a)
The Company’s first quarters for 2007and 2006 contained sixteen weeks. The remaining quarters of 2007 and 2006 contained twelve weeks each, with the exception of the fourth quarter of 2006, which contained 13 weeks.

(b)
Significant fourth quarter adjustments and unusual or infrequently incurred items recognized in 2007 include: (i) $1.0 million in asset impairments of company-operated restaurants, (ii) severances of $0.6 million and (iii) $0.5 million for future lease obligations on closed facilities, (iv) $1.0 million of shareholder litigation proceeds, and (v) $1.7 million of income recognized from insurance proceeds related to property damage and business interruption claims.