Form 10-Q
period 2008-04-20
AFC ENTERPRISES INC
filed 2008-05-28
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 20, 2008
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
(Registrant’s telephone number, including area code)
(404) 459-4450
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑           No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     As of May 16, 2008 there were 25,227,973 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	04/20/08	12/30/07
ASSETS
Current assets:
Cash and cash equivalents	$3.3	$5.0
Accounts and current notes receivable, net	12.3	13.1
Prepaid income taxes	—	0.5
Other current assets	13.1	16.6

Total current assets	28.7	35.2

Long-term assets:
Property and equipment, net	40.5	42.4
Goodwill	11.7	11.7
Trademarks and other intangible assets, net	51.4	51.6
Other long-term assets, net	13.9	14.1

Total long-term assets	117.5	119.8

Total assets	$146.2	$155.0

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17.7	$26.1
Other current liabilities	12.7	14.9
Current debt maturities	26.4	14.0

Total current liabilities	56.8	55.0

Long-term liabilities:
Long-term debt	118.0	118.8
Deferred credits and other long-term liabilities	22.0	21.5

Total long-term liabilities	140.0	140.3

Commitments and contingencies

Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—

Common stock ($.01 par value; 150,000,000 shares authorized; 25,227,973 and 27,356,105 shares issued and outstanding at April 20, 2008 and December 30, 2007, respectively)	0.3	0.3
Capital in excess of par value	111.4	127.7
Accumulated deficit	(162.1)	(168.5)
Accumulated other comprehensive income (loss)	(0.2)	0.2

Total shareholders’ deficit	(50.6)	(40.3)

Total liabilities and shareholders’ deficit	$146.2	$155.0

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	16 Weeks Ended
	04/20/08	04/22/07
Revenues:
Sales by company-operated restaurants	$26.4	$24.5
Franchise revenues	25.8	25.1
Other revenues	1.1	1.4

Total revenues	53.3	51.0

Expenses:
Restaurant employee, occupancy and other expenses	13.2	12.3
Restaurant food, beverages and packaging	9.2	8.2
General and administrative expenses	16.8	14.9
Depreciation and amortization	2.1	2.1
Other expenses (income), net	(1.3)	0.5

Total expenses	40.0	38.0

Operating profit	13.3	13.0
Interest expense, net	2.8	2.5

Income before income taxes	10.5	10.5
Income tax expense	4.1	4.1

Net income	$6.4	$6.4

Earnings per common share, basic:	$0.24	$0.22

Earnings per common share, diluted:	$0.24	$0.22

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Income (Loss)	Total
Balance at December 30, 2007	27,356,105	$0.3	$127.7	$(168.5)	$0.2	$(40.3)
Net income				6.4		6.4
Other comprehensive income
Net change in fair value of cash flow hedge, net of tax					(0.3)	(0.3)
Derivative gains realized in earnings during the period					(0.1)	(0.1)

Total comprehensive income						6.0
Repurchases and retirement of shares	(2,120,401)	—	(16.6)	—	—	(16.6)
Excess tax liabilities from stock based compensation	—	—	(0.3)	—	—	(0.3)
Cancellation of shares	(30,731)	—	(0.2)	—	—	(0.2)
Issuance of restricted stock awards, net of forfeitures	23,000	—	—	—	—
Stock-based payment expense	—	—	0.8	—	—	0.8

Balance at April 20, 2008	25,227,973	$0.3	$111.4	$(162.1)	$(0.2)	$(50.6)

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	16 Weeks Ended
	04/20/08	04/22/07
Cash flows provided by (used in) operating activities:
Net income	$6.4	$6.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.1	2.1
Asset write-downs	—	0.3
Net gain on sale of assets	(0.7)	(0.1)
Deferred income taxes	0.8	0.6
Non-cash interest, net	—	(0.1)
Provision for credit losses	—	0.2
Excess tax (benefits) liabilities from stock-based compensation	0.3	(0.9)
Stock-based payment expense	0.8	0.4
Change in operating assets and liabilities:
Accounts receivable	1.1	3.6
Prepaid income taxes	0.5	3.8
Other operating assets	0.5	—
Accounts payable and other operating liabilities	(10.7)	(0.2)

Net cash provided by operating activities	1.1	16.1

Cash flows provided by (used in) investing activities:
Capital expenditures	(0.7)	(2.6)
Proceeds from dispositions of property and equipment	0.7	—
Proceeds from notes receivable	0.3	0.2

Net cash provided by (used in) investing activities	0.3	(2.4)

Cash flows provided by (used in) financing activities:
Principal payments — 2005 Credit Facility term loan	(8.3)	(6.3)
Net borrowings under 2005 revolving credit facility	20.0	—
Special cash dividend	(0.5)	(0.7)
Share repurchases	(16.6)	(6.8)
Proceeds from exercise of employee stock options	—	3.1
Excess tax benefits (liabilities) from stock-based compensation	(0.3)	0.9
(Increase) decrease in restricted cash	2.7	(2.2)
Other, net	(0.1)	(0.1)

Net cash (used in) financing activities	(3.1)	(12.1)

Net increase (decrease) in cash and cash equivalents	(1.7)	1.6
Cash and cash equivalents at beginning of year	5.0	6.7

Cash and cash equivalents at end of quarter	$3.3	$8.3

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
2. Significant Accounting Policies
Significant Accounting Policies. The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 30, 2007, which are contained in the Company’s 2007 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States for complete financial statements is not included. The condensed consolidated balance sheet data as of December 30, 2007 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. We suggest that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 30, 2007 (“2007 Form 10-K”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2007 Form 10-K.
Use of Estimates. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, contingencies and income taxes.
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
In the Company’s condensed consolidated financial statements, the advertising fund is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, Accounting for Franchise Fee Revenue. Contributions received and expenses of the advertising fund are excluded from the Company’s condensed consolidated statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s condensed consolidated balance sheets with the exception of (1) cash, which is restricted as to use and included as a component of “other current assets” and (2) the net fund balance, which is included in the Company’s condensed consolidated balance sheets as a component of “accounts payable.” The net fund balance was approximately $6.4 million at April 20, 2008 and $5.8 million at December 30, 2007.
Amounts associated with the advertising fund included in our condensed consolidated balance sheets at April 20, 2008 and December 30, 2007 were as follows:

(in millions)	04/20/08	12/30/07
Accounts and current notes receivable, net	$3.7	$3.7
Other current assets	8.9	11.4

	$12.6	$15.1

Accounts Payable:
Accounts payable	$6.2	$9.3
Net fund balance	6.4	5.8

	$12.6	$15.1

Recently Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, were effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which allows entities to defer the effective date of SFAS No. 157, for one year, for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted SFAS No. 157 as of December 31, 2007 and elected the deferral for non-financial assets and liabilities. The effect of adopting this standard was not significant. We currently anticipate that full adoption in 2009 will not materially impact the Company’s results of operations or financial condition.
SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

•	Level 2 — inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
Our financial assets and liabilities that are measured at fair value on a recurring basis as of April 20, 2008 are as follows:

				Carrying
(in millions)	Level 1	Level 2	Level 3	Value
Financial Assets
Cash equivalents	$2.9	$-	$—	$2.9

Total assets at fair value	$2.9	$-	$—	$2.9

Financial Liabilities
Interest Rate Swaps	$-	$0.3	$—	$0.3

Total liabilities at fair value	$-	$0.3	$—	$0.3

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value with changes in the fair value recognized in earnings. The statement’s objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We elected to not report any financial assets or liabilities at fair value upon adoption of SFAS 159.
Recent Accounting Pronouncements That the Company Has Not Yet Adopted.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning December 29, 2008 for the Company. We are currently evaluating the impact, if any; SFAS 161 will have on the disclosures in our consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3. Other Current Assets

(in millions)	04/20/08	12/30/07
Restricted cash	$6.6	$9.3
Other current assets of the advertising fund	2.3	2.1
Prepaid insurance	1.4	1.7
Deferred tax assets	1.7	1.9
Prepaid expenses and other current assets	1.1	1.6

	$13.1	$16.6

The restricted cash balances at April 20, 2008 and December 30, 2007 are primarily associated with the advertising fund the Company maintains for its Popeyes restaurant system.
4. Other Current Liabilities

(in millions)	04/20/08	12/30/07
Accrued wages, bonuses and severances	$1.8	$1.9
Accrued income taxes payable and income tax reserves	6.5	6.2
Accrued interest	0.5	2.2
Other	3.9	4.6

	$12.7	$14.9

5. Long-Term Debt and Other Borrowings

(in millions)	04/20/08	12/30/07
2005 Credit Facility:
Revolving credit facility	$25.0	$5.0
Term loan	114.8	123.1
Capital lease obligations	1.6	1.6
Other notes	3.0	3.1

	144.4	132.8
Less current portion	(26.4)	(14.0)

	$118.0	$118.8

2005 Credit Facility. The 2005 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The 2005 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. As of April 20, 2008, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility.
As of April 20, 2008, the Company had loans outstanding under its revolving credit facility totaling $25.0 million. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of April 20, 2008 the Company had $2.2 million of outstanding letters of credit. Availability for short-term borrowings under the revolving credit facility was $32.8 million.
Interest Rate Swap Agreements. The 2005 Credit Facility bears interest based upon alternate indices plus an applicable margin as specified in the facility. Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110.0 million. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. During the sixteen week periods ended April 20, 2008 and April 22, 2007 the net interest income associated with these agreements was $0.1 million and $0.5 million, respectively. These agreements are accounted for as an effective cash flow hedge. At April 20, 2008, the fair value of these agreements was approximately ($0.3) million and was recorded as a component of “Deferred credits and other long-term liabilities.” The changes in fair value are recognized in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. As of April 20, 2008, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreements, was approximately 6.0%.

During the first quarter of 2008, the Company entered into an interest rate swap agreement effective June 30, 2008 through June 30, 2010 with a notional amount of $100.0 million. Pursuant to this agreement, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreement is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 4.87%.
6. Shareholders’ Deficit
Effective July 22, 2002, and as subsequently amended and expanded, the Company’s board of directors approved a share repurchase program of up to $165.0 million. The program, which is not subject to a fixed time limit, allows the Company to repurchase shares of the Company’s common stock from time to time.
On March 12, 2008, the Company entered into an accelerated share repurchase (the “ASR”) agreement. The following describes the material terms of the share repurchase agreement and certain related events:
•	The agreement provides for an ASR pursuant to which the Company repurchased shares of its common stock from a financial institution for an aggregate purchase price of $15.0 million.

•	On March 13, 2008, the Company made a payment of $15.0 million in respect of the shares to be acquired under the agreement. The Company funded this payment from borrowings under its 2005 Credit Facility.

•	The financial institution delivered approximately 2.0 million shares of the Company’s common stock during March 2008.

•	At the conclusion of the ASR, the Company may receive additional shares, or may be required to pay additional cash or shares (at the Company’s option), based on the volume weighted average price of the Company’s common stock over the specified calculation period, beginning on March 14, 2008, and expected to end no later than September 15, 2008.

•	The repurchased shares have been retired and constitute authorized but unissued shares.
Additionally, during the first quarter of 2008, the Company repurchased and retired 164,730 shares of common stock for approximately $1.6 million. As of April 20, 2008, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $41.3 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $21.6 million for the remainder of fiscal 2008.
The following table presents the components of comprehensive income for the sixteen weeks ended April 20, 2008 and April 22, 2007.

	16 Weeks Ended
(in millions)	04/20/08	04/22/07
Net income	$6.4	$6.4
Net change in fair value of cash flow hedge, net of tax	(0.3)	(0.2)
Derivative gains realized in earnings during the period	(0.1)	(0.1)

Total comprehensive income	$6.0	$6.1

7. Other Expenses (Income), Net

	16 Weeks Ended
(in millions)	04/20/08	04/22/07
Litigation related proceeds	$(0.6)	$—
Impairments and disposals of fixed assets	—	0.3
Other hurricane related costs and related insurance recoveries, net	—	0.2
Net gain on sale of assets	(0.7)	(0.1)
Other	—	0.1

	$(1.3)	$0.5

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

9. Interest Expense, Net

	16 Weeks Ended
(in millions)	04/20/08	04/22/07
Interest on debt	$2.8	$2.7
Amortization and write-offs of debt issuance costs	0.2	0.2
Other debt related charges	0.2	0.1
Interest income	(0.4)	(0.5)

	$2.8	$2.5

During the sixteen weeks ended April 20, 2008 and April 22, 2007, total payments made for interest were approximately $4.6 million and $2.4 million, respectively.
See Note 5 for a discussion of the 2005 Credit Facility.
10. Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The amount of unrecognized tax benefits was approximately $4.5 million as of April 20, 2008 of which approximately $1.1 million, if recognized, would affect the effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions for the sixteen week periods ended April 20, 2008 and April 22, 2007 were approximately $0.1 million. As of April 20, 2008, the Company has approximately $0.8 million of accrued interest and penalties related to uncertain tax positions.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2004 through 2006 are open to audit, with 2004 and 2005 currently under examination. The Company has recorded unrecognized tax benefits of approximately $0.8 million related to the period being examined. In general, the state tax years open to audit range from 2003 through 2006.
The Company has unrecognized tax benefits of approximately $0.3 million, which the Company would recognize within the next twelve months if the statute of limitations were to expire.
The Company’s effective tax rate for the sixteen week periods ended April 20, 2008 and April 22, 2007 was 39.0%. The effective rate differs from statutory rates due to adjustments to estimated tax reserves, other permanent differences and inter-period allocations.
11. Components of Earnings Per Common Share Computation

	16 Weeks Ended
(in millions)	04/20/08	04/22/07
Numerators for earnings per share computation:
Net Income	$6.4	$6.4

Denominator for basic earnings per share — weighted average shares	26.6	29.3
Dilutive employee stock options	—	0.3

Denominator for diluted earnings per share	26.6	29.6

12. Segment Information
The Company’s reportable business segments are its franchise operations and its company-operated restaurants.

		Company-
	Franchise	Operated
(in millions)	Operations	Restaurants	Corporate	Total
Sixteen weeks ended 04/20/2008
Total revenues	$26.9	$26.4	$—	$53.3
Operating profit (loss) before allocation	18.7	1.2	(6.6)	13.3
Corporate overhead allocations (a)	(6.3)	(0.9)	7.2	—

Operating profit (loss)	12.4	0.3	0.6	13.3
Depreciation and amortization	0.5	1.6	—	2.1
Capital expenditures	0.1	0.6	—	0.7

Sixteen weeks ended 04/22/2007
Total revenues	$26.5	$24.5	$—	$51.0
Operating profit (loss) before allocation	18.9	0.9	(6.8)	13.0
Corporate overhead allocations (a)	(5.8)	(0.9)	6.7	—

Operating profit (loss)	13.1	—	(0.1)	13.0
Depreciation and amortization	0.7	1.4	—	2.1
Capital expenditures	—	2.6	—	2.6

(a)	Corporate overhead allocations include costs directly related to the operation of each segment and estimated charges based upon each segment’s relative contribution to the Company’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis for AFC Enterprises, Inc. (“AFC” or “the Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
Nature of Business
Within our continuing operations, we develop, operate and franchise quick-service restaurants (“QSRs”) under the trade name Popeyes® Chicken & Biscuits (“Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
As of April 20, 2008, we operated and franchised 1,889 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 24 foreign countries.

	April 20,	Dec. 30,
Total Operating Restaurants as of:	2008	2007
Domestic:
Company-Operated	64	65
Franchised	1,501	1,518
International:
Franchised	324	322

Total	1,889	1,905

Our Business Strategy
Our business strategy is based upon the appeal of our franchise model. We believe this model provides diverse and reliable earnings and cash flows, as well as the ability to expand the Popeyes’ system more rapidly than under a company-operated model. Our strategy is summarized in the following statements which describe our promotion and growth of the Popeyes system primarily through our franchising model:
•	Build the Popeyes Brand — by offering franchisees a distinctive brand and menu with clear competitive advantages.

•	Run Great Restaurants — by strengthening restaurant operations and improving the Popeyes guest experience.

•	Strengthen Unit Economics — by growing revenue, identifying cost savings to improve food, labor and overhead efficiencies in the restaurant, and delivering solid returns to our franchisees.

•	Align People and Resources to Deliver Results — by making investments in brand building, operational tools and people.
Management Overview of 2008 Operating Results (First Quarter)
Our first quarter of 2008 results and highlights include the following:
•	We reported net income of $6.4 million, or diluted earnings per common share of $0.24 (approximately $0.21 net of “other expenses (income), net”).

•	Total system-wide sales increased by 1.5% as compared to the first quarter of 2007.

•	Total domestic same-store sales decreased by 1.8% and international same-store sales increased by 3.5%, resulting in a global same-store sales decrease of 1.3%.

•	The Popeyes system opened 37 new restaurants, offset by 32 permanent closings.

•	We repurchased approximately 2.1 million shares of our common stock for approximately $16.6 million, including shares purchased under a $15 million accelerated share repurchase agreement which allowed us to opportunistically retire approximately 2.0 million shares of common stock. For further discussion of the accelerated share repurchase agreement, see Note 6 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.

•	We entered into an interest rate swap agreement to secure a fixed interest rate, the effect of which limits the interest rate exposure on a notional amount of $100 million of the 2005 Credit Facility to a fixed rate of 4.87% for the period of June 30, 2008 through June 30, 2010.
A summary of our financial results and key operational metrics is presented below.

	16 Weeks Ended
(Dollars in millions)	04/20/08	04/22/07
Sales by company-operated restaurants	$26.4	$24.5
Franchise revenues (a)	25.8	25.1
Other revenues	1.1	1.4

Total revenues	$53.3	$51.0

Operating profit	$13.3	$13.0
Net income	$6.4	$6.4

Global system-wide sales increase	1.5%	1.7%

Same-store sales increase (decrease) (b)
Company-operated restaurant segment	(5.9)%	(6.2)%
Domestic franchised restaurants	(1.6)%	(3.3)%
Total domestic (company-operated and franchised restaurants)	(1.8)%	(3.4)%
International franchised restaurants	3.5%	0.2%
Total global system	(1.3)%	(3.1)%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	65	56
New restaurant openings	—	1
Unit conversions, net	—	—
Permanent closings	—	—
Temporary (closings)/re-openings, net	(1)	(1)

Restaurants at the end of first quarter	64	56

Franchised restaurants (domestic and international)
Restaurants at beginning of period	1,840	1,822
New restaurant openings	37	28
Unit conversions, net	—	—
Permanent closings	(32)	(30)
Temporary (closings), net	(20)	—

Restaurants at the end of first quarter	1,825	1,820

Total system restaurants	1,889	1,876

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance as these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. For the first quarter of 2008 and 2007, franchisee sales, as reported by the franchisees, were approximately $511.2 million and $505.0 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	16 Weeks Ended
	04/20/08	04/22/07
Revenues:
Sales by company-operated restaurants	50%	48%
Franchise revenues	48%	49%
Other revenues	2%	3%

Total revenues	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (a)	50%	50%
Restaurant food, beverages and packaging (a)	35%	33%
General and administrative expenses	32%	29%
Depreciation and amortization	4%	4%
Other expenses (income), net	(2)%	1%

Total expenses	75%	75%

Operating profit	25%	25%
Interest expense, net	5%	5%

Income before income taxes	20%	20%
Income tax expense	8%	8%

Net income	12%	12%

(a)	Expressed as a percentage of sales by company-operated restaurants.
2008 Same-Store Sales — First Quarter
Total domestic same-store sales decreased 1.8% in the first quarter of 2008, as compared to the same period in 2007. By business segment, domestic same-store sales decreased 1.6% for our domestic franchised restaurants and decreased 5.9% for our company-operated restaurants. Lower same-store sales are primarily the result of lower transactions, as traffic continues to slow due to weakening economic conditions and to industry-wide pricing increases to offset rising commodity costs. We continue to focus on increasing traffic through initiatives based on effective marketing strategies that promote the flavor and quality of our products, new menu innovation and operational excellence.
Our international same-store sales increased 3.5% during the first quarter of 2008 due to strengthening sales in the Middle East, Korea, and Canada, partially offset by negative performance in Mexico and U.S. military bases abroad.
Looking Forward to the Remainder of 2008
The Company expects the consumer environment to become increasingly challenging and now forecasts total domestic same-store sales for fiscal 2008 to be negative 1.0 to 2.0 percent, compared to previous guidance at flat to positive 1.0 percent. The Company expects global new restaurant openings for 2008 to remain in the range of 115-130 and expects its closure rate to be similar to the past few years. Net openings guidance is expected to remain in the range of 5-15 units.
The Company now expects its full year earnings guidance to be $0.66-$0.71 per diluted share, compared to previous guidance of $0.63-$0.68 per diluted share. The revised earnings guidance includes an increase of $0.03 per diluted share of other income realized in the first quarter of 2008. This guidance also reflects the Company’s plans for continued management of its interest expense and general and administrative expenses to help offset weaker same-store sales expectations.
General and administrative expenses as a percentage of system-wide sales are expected to remain at previous guidance of 3.0 to 3.1 percent. As previously communicated, general and administrative expenses include $3.5 million of non-recurring investments the Company is making in 2008 for branding and marketing, operational upgrades and new licensed technology to retool and strengthen the brand. After 2008, the Company expects to see general and administrative expenses as a percentage of system-wide sales return to a trend below 3 percent on an on-going basis.
The Company is continuing to identify experienced and qualified franchisees to purchase the company-operated restaurants as part of its new strategic initiative. If the Company were to complete transactions for the sale of all company-operated restaurants, management would expect to realize sales proceeds of $38 to $42 million and yield earnings on the associated net gains at the lower-end of previous guidance of $0.08 to $0.14 of diluted earnings per share.

Comparisons of the First Quarter for 2008 and 2007
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $26.4 million in the first quarter of 2008, a $1.9 million increase from the first quarter of 2007. The increase was primarily due to:
•	a $1.6 million increase due to the opening of new company-operated restaurants and the acquisition of one restaurant which was previously owned by a franchisee, and

•	a net $1.6 million increase due primarily to the timing and duration of temporary restaurant closures during both the first quarters of 2008 and 2007,

partially offset by:

•	a $1.3 million decrease due to a 5.9% decrease in same-store sales in the first quarter of 2008.
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
Franchise revenues were $25.8 million in the first quarter of 2008, a $0.7 million increase from the first quarter of 2007. The increase was due primarily to a net $1.0 million increase in royalties and fees, primarily from new franchised restaurants, partially offset by a 1.6% decrease in domestic franchise same-store sales.
Other Revenues
Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees. Other revenues were $1.1 million in the first quarter of 2008, a $0.3 million decrease from the first quarter of 2007, primarily as a result of a reduction in the number of leased or subleased properties.
Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other expenses were $13.2 million in the first quarter of 2008, a $0.9 million increase from the first quarter of 2007. This increase was principally attributable to the increase in sales by company-operated restaurants (discussed above). Restaurant employee, occupancy and other expenses were approximately 50% of sales from company-operated restaurants in the first quarter of both 2008 and 2007.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $9.2 million in the first quarter of 2008, a $1.0 million increase from the first quarter of 2007. This increase was principally attributable to the increase in sales by company-operated restaurants (discussed above). Restaurant food, beverages and packaging costs increased by 1.4 percentage points as a percent of sales from company-operated restaurants in the first quarter of 2008 compared to 2007, primarily due to the impact of higher chicken and other commodity costs.
General and Administrative Expenses
General and administrative expenses were $16.8 million in the first quarter of 2008, a $1.9 million increase from the first quarter of 2007. The increase was primarily due to higher personnel costs including severance and relocation costs, stock-based employee compensation, professional fees including non-recurring costs related to marketing and menu initiatives, and other net general and administrative costs.
On a consolidated basis, general and administrative expenses were approximately 32% and 29% of total revenues in the first quarter of 2008 and 2007, respectively.
Depreciation and Amortization
Depreciation and amortization was $2.1 million in the first quarter of both 2008 and 2007.

Other Expenses (Income), Net
Other expenses (income), net were $1.3 million of income in the first quarter of 2008 as compared to an expense of $0.5 million in the first quarter of 2007. A schedule of the components of other expenses (income), net can be found at Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
Interest expense, net was $2.8 million in the first quarter of 2008, a $0.3 million increase from the first quarter of 2007 resulting primarily from higher average debt levels in 2008 as compared to 2007 and other debt related charges. A schedule of the components of interest expense, net can be found at Note 9 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax Expense
Income tax expense was $4.1 million in the first quarter of both 2008 and 2007. Our effective tax rate was 39.0% in the first quarter of both 2008 and 2007. The effective tax rate differs from statutory rates due to adjustments to estimated tax reserves, other permanent differences and inter-period allocations.
Liquidity and Capital Resources
We finance our business activities primarily with:
•	cash flows generated from our operating activities, and

•	borrowings under our 2005 Credit Facility.
Based upon our generation of cash flow from operations, our existing cash reserves (approximately $3.3 million available as of April 20, 2008), and available borrowings under our 2005 Credit Facility (approximately $32.8 million available as of April 20, 2008), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures for the next twelve months.
Additionally, the Company is continuing a process initiated in the first quarter to identify experienced and qualified franchisees to purchase our company-operated restaurants. If the divestiture is fully implemented, we would expect to realize sales proceeds in the range of $38 million to $42 million. The restaurant properties are among the assets which collateralize the Company’s borrowings. Under the terms of our 2005 Credit Facility, if the restaurants were to be sold, a portion of the proceeds will be used to reduce borrowings.
Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:
•	reinvestment in our core business activities that promote the Company’s strategic initiatives,

•	repurchase of shares of our common stock, and

•	reduction of debt.
Our investment in core business activities includes the re-imaging of our company-operated restaurants, building of new company-operated restaurants, strategic acquisitions of franchised restaurants, marketing initiatives, and franchisee support systems.
Under the terms of the Company’s 2005 Credit Facility, as amended, at the end of each fiscal year the Company is subject to mandatory prepayments on term loan borrowings of Consolidated Excess Cash Flow, as defined in the 2005 Credit Facility, less the amount of (1) any voluntary prepayments and (2) the amount by which the revolving loan commitments are permanently reduced in connection with repayments and mandatory prepayments of the revolving loans under the 2005 Credit Facility, when the Company’s Total Leverage Ratio equals or exceeds specified amounts, as defined in the 2005 Credit Facility. During the first quarter of 2008, we paid principal on term loan borrowing in the amount of $8.3 million, including $7.7 million of mandatory prepayments, and we borrowed $20.0 million from available borrowings under our 2005 Credit Facility.
During the first quarter of 2008, we entered into an accelerated share repurchase (the “ASR”) agreement pursuant to which we repurchased approximately 2.0 million shares of our common stock for $15 million. At the conclusion of the ASR, we may receive additional shares, or we may be required to pay additional cash or shares (at our option) based on the volume weighted average price of our common stock over the specified calculation period. For further details regarding the terms of the ASR agreement, see Note 6 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.

Additionally, during the first quarter of 2008, the Company repurchased and retired 164,730 shares of common stock for approximately $1.6 million. As of April 20, 2008, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $41.3 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $21.6 million for the remainder of fiscal 2008.
Critical Accounting Policies and Significant Estimates
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for fiscal year ended December 30, 2007, except as follows:
Accounting for Income Taxes. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The amount of unrecognized tax benefits was approximately $4.5 million as of April 20, 2008 of which approximately $1.1 million, if recognized, would affect the effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions for the sixteen week periods ended April 20, 2008 and April 22, 2007 were approximately $0.1 million. As of April 20, 2008, the Company has approximately $0.8 million of accrued interest and penalties related to uncertain tax positions.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2004 through 2006 are open to audit, with 2004 and 2005 currently under examination. The Company has recorded unrecognized tax benefits of approximately $0.7 million related to the period being examined. In general, the state tax years open to audit range from 2003 through 2006.
The Company has unrecognized tax benefits of approximately $0.3 million, which the Company would recognize within the next twelve months if the statute of limitations were to expire.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007. During the quarter ended April 20, 2008, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2007 10-K.
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
Capital Expenditures
Our capital expenditures consist of re-imaging activities associated with company-operated restaurants, new unit construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, strategic acquisitions of restaurants from franchisees, rebuilding of damaged restaurants, and investments in information technology hardware and software. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per unit basis typically cost between $70,000 and $160,000. Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our 2005 Credit Facility.
During the sixteen week period ended April 20, 2008, we invested approximately $0.7 million in various capital projects, including approximately $0.2 million in new restaurant locations, and approximately $0.5 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.
During the sixteen week period ended April 22, 2007, we invested approximately $2.6 million in various capital projects, including approximately $1.4 million in new restaurant locations, $0.2 million in our re-imaging program, $0.1 million in the rebuilding of restaurants damaged by Hurricane Katrina, and approximately $0.9 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.

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
Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Accounting pronouncements That We Have Not Yet Adopted
For a discussion of recently issued accounting pronouncements that we have not yet adopted, see Note 2 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s strategic plan including the divestiture of company-operated restaurants and financial projections based on the full implementation of such plan, the Company’s ability to repurchase shares of its common stock under its share repurchase program and the number of shares that may actually be repurchased (if any), projections and expectations regarding same-store sale growth, guidance for new openings, and restaurant closures, and the Company’s anticipated 2008 performances including projections regarding general and administrative expenses, interest expenses, net earnings per diluted share, EBITDA margins and free cash flows and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2005 Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, adverse effects of regulatory actions arising in connection with the restatement of our previously issued financial statements, effects of increased gasoline prices, general economic conditions, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2007 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Market Risk. We are exposed to market risk from changes in poultry and other commodity prices. Fresh chicken is the principal raw material for our Popeyes operations. It constitutes approximately half of our “restaurant food, beverages and packaging” costs. These costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain and soy, disease, declining market supply of fast-food sized chickens and other factors that affect availability. These costs are further affected by increases in the cost of other commodities including wheat, oil and rice. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the sixteen weeks ended April 20, 2008 and April 22, 2007, foreign-sourced revenues represented approximately 4.8% and 3.6%, respectively, of our total revenues. As of April 20, 2008, approximately $0.7 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 24 countries with approximately 40% of our revenues from international royalties originating from restaurants in Korea, Canada and Mexico.
Interest Rate Risk With Respect to our 2005 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 20, 2008, we had outstanding borrowings under our 2005 Credit Facility of $139.8 million.
Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110.0 million. The agreements terminate on June 30, 2008, or sooner under certain limited circumstances. Pursuant to these agreements, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreements is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%. At April 20, 2008, the fair value of these agreements was approximately $(0.3) million and was recorded as a component of “Deferred credits and other long term liabilities.” As of April 20, 2008, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreements, was approximately 6.0%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2005 Credit Facility would be approximately $0.3 million, taking into account our interest rate swap agreements.
During the first quarter, the Company entered into an interest rate swap agreement effective June 30, 2008 through June 30, 2010 with a notional amount of $100.0 million. Pursuant to this agreement, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreement is to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 4.87%.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2008, we repurchased 2,120,401 of our common shares as scheduled below:

			Total Number of	Maximum Value of
			Shares Repurchased	Shares that May Yet
	Number of Shares	Average Price Paid	as Part of a Publicly	Be Repurchased
Period	Repurchased (a) (b)	Per Share	Announced Plan	Under the Plan (a) (b)
Period 1 12/31/07 — 1/27/08	164,730	9.44	164,730	$56,350,112
Period 2 1/28/08 — 2/24/08	—	$—	—	$56,350,112
Period 3 2/25/08 — 3/23/08	1,955,671	$7.70	1,955,671	$41,291,442
Period 4 3/24/08 — 4/20/2008	—	$—	—	$41,291,442

Total	2,120,401	$7.84	2,120,401	$41,291,442

(a)	As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s board of directors has approved a share repurchase program. See Note 6 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.

(b)	Of our share repurchases during the first quarter of 2008, 1,955,671 shares were purchased pursuant to a $15 million accelerated share repurchase agreement. The material terms of the agreement are described in Note 6 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.

Item 6. Exhibits
(a)	Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s current report on Form 8-K filed April 16, 2008).

Exhibit 10.1
Accelerated Stock Repurchase Agreement by and between the Registrant and J.P. Morgan Securities, Inc., as agent for J.P. Morgan Chase Bank, National Association, London Branch dated March 12, 2008 (incorporated by reference to the Registrant’s current report on Form 8-K filed March 12, 2008).

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

AFC Enterprises, Inc.
Date: May 28, 2008	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)