Form 10-Q
period 2008-07-13
AFC ENTERPRISES INC
filed 2008-08-20
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 13, 2008
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
Yes ☑     No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of August 8, 2008 there were 25,227,973 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	07/13/08	12/30/07
ASSETS
Current assets:
Cash and cash equivalents	$5.5	$5.0
Accounts and current notes receivable, net	12.6	13.1
Assets held for sale	7.7	—
Prepaid income taxes	—	0.5
Other current assets	17.1	16.6

Total current assets	42.9	35.2

Long-term assets:
Property and equipment, net	27.3	42.4
Goodwill	11.1	11.7
Trademarks and other intangible assets, net	48.5	51.6
Other long-term assets, net	15.4	14.1

Total long-term assets	102.3	119.8

Total assets	$145.2	$155.0

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21.9	$26.1
Other current liabilities	14.9	14.9
Current debt maturities	16.4	14.0

Total current liabilities	53.2	55.0

Long-term liabilities:
Long-term debt	117.7	118.8
Deferred credits and other long-term liabilities	19.1	21.5

Total long-term liabilities	136.8	140.3

Commitments and contingencies

Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 25,227,973 and 27,356,105 shares issued and outstanding at July 13, 2008 and December 30, 2007, respectively)	0.3	0.3
Capital in excess of par value	109.5	127.7
Accumulated deficit	(155.5)	(168.5)
Accumulated other comprehensive income	0.9	0.2

Total shareholders’ deficit	(44.8)	(40.3)

Total liabilities and shareholders’ deficit	$145.2	$155.0

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	07/13/08	07/15/07	07/13/08	07/15/07
Revenues:
Sales by company-operated restaurants	$18.8	$18.1	$45.2	$42.6
Franchise revenues	19.6	19.1	45.4	44.2
Other revenues	0.9	1.1	2.0	2.5

Total revenues	39.3	38.3	92.6	89.3

Expenses:
Restaurant employee, occupancy and other expenses	10.0	9.3	23.2	21.6
Restaurant food, beverages and packaging	6.6	6.1	15.8	14.3
General and administrative expenses	12.0	9.5	28.8	24.4
Depreciation and amortization	1.6	1.6	3.7	3.7
Other expenses (income), net	(3.8)	(0.9)	(5.1)	(0.4)

Total expenses	26.4	25.6	66.4	63.6

Operating profit	12.9	12.7	26.2	25.7
Interest expense, net	1.9	2.0	4.7	4.5

Income before income taxes	11.0	10.7	21.5	21.2
Income tax expense	4.4	4.1	8.5	8.2

Net income	$6.6	$6.6	$13.0	$13.0

Earnings per common share, basic:	$0.26	$0.22	$0.50	$0.44

Earnings per common share, diluted:	$0.26	$0.22	$0.50	$0.44

Weighted-average shares outstanding:
Basic	25.2	29.0	25.9	29.2
Diluted	25.2	29.2	26.0	29.4
See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Income (Loss)	Total
Balance at December 30, 2007	27,356,105	$0.3	$127.7	$(168.5)	$0.2	$(40.3)
Net income				13.0		13.0
Other comprehensive income
Net change in fair value of cash flow hedges, net of tax					0.8	0.8
Derivative gains realized in earnings during the period					(0.1)	(0.1)

Total comprehensive income						13.7
Repurchases and retirement of shares	(2,120,401)	—	(18.9)	—	—	(18.9)
Excess tax liabilities from stock-based compensation	—	—	(0.3)	—	—	(0.3)
Cancellation of shares	(30,731)	—	(0.2)	—	—	(0.2)
Issuance of restricted stock awards, net of forfeitures	23,000	—	—	—	—
Stock-based payment expense	—	—	1.2	—	—	1.2

Balance at July 13, 2008	25,227,973	$0.3	$109.5	$(155.5)	$0.9	$(44.8)

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	28 Weeks Ended
	07/13/08	07/15/07
Cash flows provided by (used in) operating activities:
Net income	$13.0	$13.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3.7	3.7
Asset write-downs	8.3	0.5
Net loss (gain) on sale and disposal of assets	(0.8)	0.1
Gain on insurance recoveries related to asset damages, net	—	(1.8)
Deferred income taxes	(1.9)	0.7
Non-cash interest, net	(0.1)	(0.2)
Provision for credit losses	—	0.3
Excess tax benefits from stock-based compensation	—	(0.9)
Stock-based compensation expense	1.3	0.8
Change in operating assets and liabilities:
Accounts receivable	0.8	0.1
Prepaid income taxes	0.5	6.0
Other operating assets	(0.3)	0.1
Accounts payable and other operating liabilities	(4.6)	1.6

Net cash provided by operating activities	19.9	24.0

Cash flows provided by (used in) investing activities:
Capital expenditures	(1.9)	(4.9)
Proceeds from dispositions of property and equipment	0.7	—
Property insurance proceeds	—	2.8
Acquisition of franchised restaurants	—	(0.4)
Proceeds from notes receivable	0.5	0.4

Net cash (used in) investing activities	(0.7)	(2.1)

Cash flows provided by (used in) financing activities:
Principal payments — 2005 Credit Facility term loan	(8.6)	(6.6)
Principal payments — other notes	(0.1)	(0.1)
Net borrowings under 2005 revolving credit facility	10.0	—
Increase in restricted cash	(0.5)	(3.3)
Special cash dividend	(0.5)	(0.7)
Proceeds from exercise of employee stock options	—	3.2
Excess tax benefits from stock-based compensation	—	0.9
Share repurchases	(18.9)	(19.2)
Other, net	(0.1)	(0.3)

Net cash (used in) financing activities	(18.7)	(26.1)

Net increase (decrease) in cash and cash equivalents	0.5	(4.2)
Cash and cash equivalents at beginning of year	5.0	6.7

Cash and cash equivalents at end of quarter	$5.5	$2.5

See accompanying notes to condensed consolidated financial statements

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
1. Description of Business
AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® (“Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
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
Use of Estimates. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, asset impairments, contingencies and income taxes.
Assets Held For Sale and Company-Operated Restaurant Impairments. In the first quarter of 2008, the Company commenced a process to identify experienced and qualified operators to enter into long-term franchising agreements and to purchase certain of its company-operated restaurant assets. During the second quarter of 2008, the Company’s Board of Directors authorized the negotiation of definitive agreements for the refranchising and sale of 25 company-operated restaurant assets in Atlanta, Georgia. The Company expects that the sale of the assets will be completed in 2008. As a result, the Company recognized an impairment charge of $6.0 million during the second quarter of 2008 which represents the excess of the carrying values of the property and equipment, goodwill and other intangible assets associated with the restaurants over their estimated fair values, less cost to sell. The impairment charge is recorded as a component of “Other expenses (income) net” in the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 13, 2008. The adjusted carrying value of the Atlanta restaurant assets as of July 13, 2008 was $7.7 million and is classified as “Assets held for sale” on the condensed consolidated balance sheet.
Subsequent to the balance sheet date, the Company’s Board of Directors further authorized the negotiation of a definitive agreement for the refranchising and sale of four company-operated restaurant assets in Nashville, Tennessee. The Company expects that the sale of the assets will be completed in 2008. As a result, the Company recognized an impairment charge of $2.1 million in the second quarter of 2008 which represents the excess of the carrying values of the property and equipment, goodwill and other intangible assets associated with the restaurants over their estimated fair values, less cost to sell. The impairment charge is recorded as a component of “Other expenses (income) net” in the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 13, 2008. The adjusted carrying value of the Nashville restaurant assets as of July 13, 2008 was $1.3 million and is classified as a component of “Property and equipment, net” on the condensed consolidated balance sheet.
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
In the Company’s condensed consolidated financial statements, the advertising fund is accounted for in accordance with Statement of

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
Financial Accounting Standards (“SFAS”) No. 45, Accounting for Franchise Fee Revenue. Contributions received and expenses of the advertising fund are excluded from the Company’s condensed consolidated statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s condensed consolidated balance sheets with the exception of (1) cash, which is restricted as to use and included as a component of “Other current assets” and (2) the net fund balance, which is included in the Company’s condensed consolidated balance sheets as a component of “Accounts payable.” The net fund balance was approximately $6.1 million at July 13, 2008 and $5.8 million at December 30, 2007.
Amounts associated with the advertising fund included in our condensed consolidated balance sheets at July 13, 2008 and December 30, 2007 were as follows:

(in millions)	07/13/08	12/30/07
Accounts and current notes receivable, net	$3.7	$3.7
Other current assets	11.8	11.4

	$15.5	$15.1

Accounts Payable:
Accounts payable	$9.4	$9.3
Net fund balance	6.1	5.8

	$15.5	$15.1

Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, were effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 , which allows entities to defer the effective date of SFAS No. 157, for one year, for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted SFAS No. 157 as of December 31, 2007 and elected the deferral for non-financial assets and liabilities. The effect of adopting this standard was not significant. We currently anticipate that full adoption in 2009 will not materially impact the Company’s results of operations or financial condition.
SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

•	Level 2 — inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
Our financial assets and liabilities that are measured at fair value on a recurring basis as of July 13, 2008 are as follows:

				Carrying
(in millions)	Level 1	Level 2	Level 3	Value
Financial Assets
Cash equivalents	$4.5	$—	$—	$4.5
Interest Rate Swaps	—	1.5	—	1.5

Total assets at fair value	$4.5	$1.5	$—	$6.0

Financial Liabilities	$—	$—	$—	$—

Total liabilities at fair value	$—	$—	$—	$—

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value with changes in the fair value recognized in earnings. The statement’s objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159; therefore the standard did not have any effect on our consolidated financial statements.
Recent Accounting Pronouncements That the Company Has Not Yet Adopted. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning December 29, 2008 for the Company. The implementation of this statement will not have a material impact on our consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
3. Other Current Assets

(in millions)	07/13/08	12/30/07
Restricted cash	$9.8	$9.3
Other current assets of the advertising fund	2.1	2.1
Prepaid insurance	1.0	1.7
Deferred tax assets	1.7	1.9
Prepaid expenses and other current assets	2.5	1.6

	$17.1	$16.6

The restricted cash balances at July 13, 2008 and December 30, 2007 are primarily associated with the cooperative advertising fund.
4. Other Current Liabilities

(in millions)	07/13/08	12/30/07
Accrued wages, bonuses and severances	$2.2	$1.9
Accrued income taxes payable and income tax reserves	8.4	6.2
Accrued interest	0.3	2.2
Other	4.0	4.6

	$14.9	$14.9

5. Long-Term Debt and Other Borrowings

(in millions)	07/13/08	12/30/07
2005 Credit Facility:
Revolving credit facility	$15.0	$5.0
Term loan	114.5	123.1
Capital lease obligations	1.6	1.6
Other notes	3.0	3.1

	134.1	132.8
Less current portion	(16.4)	(14.0)

	$117.7	$118.8

2005 Credit Facility. The 2005 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The 2005 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. As of July 13, 2008, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility.
As of July 13, 2008, the Company had loans outstanding under its revolving credit facility totaling $15.0 million. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of July 13, 2008 the Company had $2.1 million of outstanding letters of credit. Availability for short-term borrowings under the revolving credit facility was $42.9 million.
Interest Rate Swap Agreement. The 2005 Credit Facility bears interest based upon alternate indices plus an applicable margin as specified in the facility. Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110.0 million. The agreements terminated on June 30, 2008. The effect of the agreements was to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%.
Effective for the period June 30, 2008 through June 30, 2010, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million. Pursuant to this agreement, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreement is to limit the interest rate exposure on a portion of the Term B loan debt outstanding under the 2005 Credit Facility to a fixed rate of 4.87%. At July 13, 2008, the fair value of this agreement was approximately $1.5 million and was recorded as a component of “Other long-term assets, net.” The changes in fair value are recognized in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. This agreement is accounted for as an effective cash flow hedge. As of July 13, 2008, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreement, was approximately 5.0%.
During the twenty-eight week periods ended July 13, 2008 and July 15, 2007, the net interest expense (income) associated with these agreements was $0.1 million and $(0.9) million, respectively. During the twelve week periods ended July 13, 2008 and July 15, 2007 the net interest expense (income) associated with these agreements was $0.3 million and $(0.3) million, respectively.
6. Shareholders’ Deficit
Effective July 22, 2002, and as subsequently amended and expanded, the Company’s board of directors approved a share repurchase program of up to $215.0 million. The program, which is not subject to a fixed time limit, allows the Company to repurchase shares of the Company’s common stock from time to time.
On March 13, 2008, the Company repurchased approximately two million shares of its common stock under an accelerated share repurchase agreement (the “ASR”) with a financial institution. The ASR was completed during the second quarter of 2008. The Company paid a cash adjustment of $2.3 million for a final purchase price of $17.3 million. The repurchased shares have been retired.
During the twenty-eight week period ended July 13, 2008, the Company repurchased and retired an additional 164,730 shares of common stock for approximately $1.6 million, all of which was repurchased during the first quarter. During the twelve and twenty-eight week periods ended July 15, 2007, the Company repurchased and retired 675,391 and 1,046,691 shares of common stock for approximately $12.4 million and $19.2 million, respectively.
As of July 13, 2008, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $39.0 million. Pursuant to the terms its Credit Facility, the Company is subject to a repurchase limit of approximately $19.3 million for the remainder of fiscal 2008.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
The following table presents the components of comprehensive income for the twelve and twenty-eight week periods ended July 13, 2008 and July 15, 2007.

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/13/08	07/15/07	7/13/08	7/15/07
Net income	$6.6	$6.6	$13.0	$13.0
Net change in fair value of cash flow hedge, net of tax	1.1	—	0.8	(0.2)
Derivative gains realized in earnings during the period	—	(0.1)	(0.1)	(0.2)

Total comprehensive income	$7.7	$6.5	13.7	$12.6

7. Other Expenses (Income), Net

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/13/08	07/15/07	07/13/08	07/15/07
Litigation related costs (proceeds)	$(12.3)	$0.1	$(12.9)	$0.1
Impairments and disposals of fixed assets	8.3	0.3	8.3	0.6
Gain on insurance recoveries related to asset damage	—	(1.8)	—	(1.8)
Other hurricane costs and related insurance recoveries	—	0.1	—	0.3
Costs related to restaurant closures	—	0.3	—	0.3
Net gain on sale of assets	(0.1)	(0.1)	(0.8)	(0.2)
Other	0.3	0.2	0.3	0.3

	$(3.8)	$(0.9)	$(5.1)	$(0.4)

In September 2007, a federal court in Atlanta returned a favorable decision in a lawsuit by the Company against a former insurance carrier that provided primary liability coverage for its directors and officers. The Company was awarded $20 million in damages (representing the full liability of the policy) and approximately $4 million in pre-judgment interest. After payment of settlement amounts to the counterparties to certain joint settlement agreements, legal expenses and fees, the Company received $12.3 million during the twelve week period ended July 13, 2008. During the first quarter of 2008, the Company received $0.6 million in net proceeds from the settlement of other insurance claims related to directors and officers liability policies. Total litigation related proceeds received during the twenty-eight weeks ended July 13, 2008 were $12.9 million.
During the second quarter of 2008, the Company recognized $8.1 in impairment charges associated with the refranchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee. See Note 2 for further discussion of impairment charges related to company-operated restaurants.
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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
9. Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/13/08	07/15/07	07/13/08	07/15/07
Interest on debt	$2.0	$2.0	$4.8	$4.7
Amortization and write-offs of debt issuance costs	0.1	0.2	0.3	0.4
Other debt related charges	0.1	0.1	0.3	0.2
Interest income	(0.3)	(0.3)	(0.7)	(0.8)

	$1.9	$2.0	$4.7	$4.5

During the twenty-eight weeks ended July 13, 2008 and July 15, 2007, total payments made for interest were approximately $6.9 million and $4.6 million, respectively.
See Note 5 for a discussion of the 2005 Credit Facility.
10. Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The amount of unrecognized tax benefits was approximately $4.6 million as of July 13, 2008 of which approximately $1.1 million, if recognized, would affect the effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions for the twelve and twenty-eight week periods ended July 13, 2008 were approximately $0.1 million and $0.2 million, respectively. As of July 13, 2008, the Company has approximately $0.9 million of accrued interest and penalties related to uncertain tax positions.
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
The Company’s effective tax rate associated with continuing operations for the twelve week periods ended July 13, 2008 and July 15, 2007 was 40.0% and 38.3%, respectively. The Company’s effective tax rate associated with continuing operations for the twenty-eight week periods ended July 13, 2008 and July 15, 2007 was 39.5% and 38.7%, respectively. These rates differ from statutory rates due to adjustments to estimated tax reserves, non-deductible goodwill impairments, other permanent differences and inter-period allocations.
11. Components of Earnings Per Common Share Computation

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/13/08	07/15/07	07/13/08	07/15/07
Numerators for earnings per share computation:
Net Income	$6.6	$6.6	$13.0	$13.0

Denominator for basic earnings per share - weighted average shares	25.2	29.0	25.9	29.2
Dilutive employee stock options	—	0.2	0.1	0.2

Denominator for diluted earnings per share	25.2	29.2	26.0	29.4

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
12. Segment Information
The Company’s reportable business segments are its franchise operations and its company-operated restaurants.

		Company-
	Franchise	Operated
(in millions)	Operations	Restaurants	Corporate	Total
Twelve weeks ended 7/13/08
Total revenues	$20.5	$18.8	$—	$39.3

Operating profit (loss) before allocation (a)	14.0	(7.9)	6.8	12.9
Corporate overhead allocations (b)	(4.7)	(0.6)	5.3	—

Operating profit (loss) (c)	9.3	(8.5)	12.1	12.9

Depreciation and amortization	0.4	1.2	—	1.6
Capital expenditures	—	1.2	—	1.2

Twelve weeks ended 7/15/07
Total revenues	$20.2	$18.1	$—	$38.3

Operating profit (loss) before allocation	15.8	2.2	(5.3)	12.7
Corporate overhead allocations (b)	(4.4)	(0.6)	5.0	—

Operating profit (loss)	11.4	1.6	(0.3)	12.7

Depreciation and amortization	0.4	1.2	—	1.6
Capital expenditures	—	2.3	—	2.3

Twenty-Eight weeks ended 7/13/08
Total revenues	$47.4	$45.2	$—	$92.6

Operating profit (loss) before allocation (a)	32.7	(6.7)	0.2	26.2
Corporate overhead allocations (b)	(11.0)	(1.5)	12.5	—

Operating profit (loss) (c)	21.7	(8.2)	12.7	26.2

Depreciation and amortization	0.9	2.8	—	3.7
Capital expenditures	0.1	1.8	—	1.9

Twenty-Eight weeks ended 7/15/07
Total revenues	$46.7	$42.6	$—	$89.3

Operating profit (loss) before allocation	34.7	3.1	(12.1)	25.7
Corporate overhead allocations (b)	(10.2)	(1.5)	11.7	—

Operating profit (loss)	24.5	1.6	(0.4)	25.7

Depreciation and amortization	1.1	2.6	—	3.7
Capital expenditures	—	4.9	—	4.9

(a)	Operating profit (loss) from Company-operated restaurants for the twelve and twenty-eight week periods ended July 13, 2008 included $8.1 in impairment charges associated with the refranchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee. The impairment charge included a write-off of $0.6 million of goodwill previously allocated to company-operated restaurants. Goodwill allocated to company-operated restaurants as of July 13, 2008 was $2.2 million. See Note 2 for further discussion of impairment charges related to company-operated restaurants during the twelve and twenty-eight week periods ended July 13, 2008.

(b)	Corporate overhead allocations include costs directly related to the operation of each segment and estimated charges based upon each segment’s relative contribution to the Company’s operations.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
(c)	Operating profit (loss) from the Company’s Corporate segment during the twelve and twenty-eight week periods ended July 13, 2008 included $12.3 million and $12.9 million, respectively, in settlements of insurance claims related to directors and officers liability policies with its former insurers. For a discussion of litigation related proceeds during the twelve and twenty-eight week periods ended July 13, 2008, see Note 7.

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
Nature of Business
We develop, operate and franchise quick-service restaurants under the trade name Popeyes® (“Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
As of July 13, 2008, we operated and franchised 1,901 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 25 foreign countries.

Total Operating Restaurants as of:	07/13/08	12/30/07
Domestic:
Company-Operated	67	65
Franchised	1,509	1,518
International:
Franchised	325	322

Total	1,901	1,905

Our Business Strategy
Our business strategy is based upon the appeal of our franchise model. We believe this model provides diverse and reliable earnings and cash flows, as well as the ability to expand the Popeyes’ system more rapidly than under a company-operated model. Our strategy is summarized in the following statements which describe our promotion and growth of the Popeyes system primarily through our franchise model:
•	Build the Popeyes Brand — by offering franchisees a distinctive brand and menu with clear competitive advantages.

•	Run Great Restaurants — by strengthening restaurant operations and improving the Popeyes guest experience.

•	Strengthen Unit Economics — by growing revenue, identifying cost savings to improve food, labor and overhead efficiencies in the restaurant, and delivering solid returns to our franchisees.

•	Align People and Resources to Deliver Results — by making investments in brand building, operational tools and people.
Management Overview of 2008 Operating Results (Second Quarter)
Our second quarter of 2008 results and highlights include the following:
•	We reported net income of $6.6 million, or diluted earnings per common share of $0.26 (approximately $0.17 before a $0.09 benefit of $3.8 million of Other income, net, as discussed in Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report).

•	Total system-wide sales increased by 1.5% as compared to the second quarter of 2007.

•	Total domestic same-store sales decreased by 1.7% and international same-store sales increased by 1.7%, resulting in a global same-store sales decrease of 1.4%.

•	The Popeyes system opened 32 new restaurants, offset by 31 permanent closings.

•	We received $12.3 million from litigation related proceeds. See Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.

•	We recorded $8.1 million in impairment charges associated with the refranchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee. See further discussion under the heading entitled “Critical Accounting Policies and Significant Estimates” within this Item 2 and in Note 2 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report for additional discussion.

A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions)	07/13/08	07/15/07	07/13/08	07/15/07
Sales by company-operated restaurants	$18.8	$18.1	$45.2	$42.6
Franchise revenues (a)	19.6	19.1	45.4	44.2
Other revenues	0.9	1.1	2.0	2.5

Total revenues	$39.3	$38.3	$92.6	$89.3

Operating profit	$12.9	$12.7	$26.2	$25.7
Net income	$6.6	$6.6	$13.0	$13.0

Global system-wide sales growth:	1.5%	2.9%	1.5%	2.2%

Same-store sales growth (decline) (b):
Company-operated restaurant segment	(4.3)%	(7.3)%	(5.3)%	(6.7)%
Domestic franchised restaurants	(1.5)%	(1.8)%	(1.6)%	(2.7)%
Total domestic (company-operated and franchised restaurants)	(1.7)%	(2.1)%	(1.7)%	(2.8)%
International franchised restaurants	1.7%	1.7%	2.6%	1.0%
Total global system	(1.4)%	(1.7)%	(1.3)%	(2.5)%

Company operated restaurants (all domestic):
Restaurants at beginning of period	64	56	65	56
New restaurant openings	1	1	1	2
Unit conversions, net	0	1	0	1
Permanent closings	0	(1)	0	(1)
Temporary closings, net of re-openings	2	4	1	3

Restaurants at the end of second quarter	67	61	67	61

Franchised restaurants (domestic and international):
Restaurants at beginning of period	1,825	1,820	1,840	1,822
New restaurant openings	31	23	68	51
Unit conversions, net	0	(1)	0	(1)
Permanent closings	(31)	(27)	(64)	(57)
Temporary closings, net of re-openings	9	2	(10)	2

Restaurants at the end of second quarter	1,834	1,817	1,834	1,817

Total system restaurants	1,901	1,878	1,901	1,878

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance as these sales are indicative of the Company’s performance, given the Company’s strategic focus on growing its overall business through franchising. For the second quarter of 2008 and 2007, franchisee sales, as reported by the franchisees, were approximately $387.4 million and $382.0 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants. New restaurants are included in the computation of same-store sales after they have been open for 65 weeks. Unit conversions are included immediately upon conversion.

In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	12 Weeks Ended		28 Weeks Ended
	07/13/08	07/15/07	07/13/08	07/15/07
Revenues:
Sales by company-operated restaurants	48%	47%	49%	48%
Franchise revenues	50%	50%	49%	49%
Other revenues	2%	3%	2%	3%

Total revenues	100%	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (a)	53%	51%	51%	51%
Restaurant food, beverages and packaging (a)	35%	34%	35%	34%
General and administrative expenses	31%	25%	31%	27%
Depreciation and amortization	4%	4%	4%	4%
Other expenses (income), net	(10)%	(2)%	(6)%	(0)%

Total expenses	67%	67%	72%	71%

Operating profit	33%	33%	28%	29%
Interest expense, net	5%	5%	5%	5%

Income before income taxes and discontinued operations	28%	28%	23%	24%
Income tax expense	11%	11%	9%	9%

Net Income	17%	17%	14%	15%

(a)	Expressed as a percentage of sales by company-operated restaurants.
2008 Same-Store Sales — Second Quarter
Total domestic same-store sales decreased 1.7% in the second quarter of 2008, as compared to the same period in 2007. By business segment, domestic same-store sales decreased 1.5% for our domestic franchised restaurants and decreased 4.3% for our company-operated restaurants. Lower same-store sales are the result of fewer transactions partially offset by higher average check, as traffic continues to slow due to challenging economic conditions and to industry-wide pricing increases to offset rising commodity costs. We are focused on increasing guest traffic through an expansion of our menu that brings flavorful, high quality recipes to new products that are portable, offer strong value for the money, and are suitable for lunch.
Our international same-store sales increased 1.7% during the second quarter of 2008 due to strong same-store sales in the Middle East, Latin America and Canada, partially offset by negative performance for the quarter in Korea, Mexico and U.S. military bases abroad. Our international franchisees face similar economic conditions to the U.S. including high commodity costs. They are responding with similar strategies; raising prices where necessary due to commodity costs and offering strong value in promotion events.
Looking Forward to the Remainder of 2008
The Company expects total domestic same-store sales for fiscal 2008 to be consistent with previous guidance of negative 1.0 to 2.0 percent. The Company also expects global new restaurant openings for 2008 to remain in the range of 115-130 and expects its closure rate to be similar to the past few years. Net openings are expected to be consistent with previous guidance of 5-15 units.
The Company now expects its full year earnings to be $0.75-$0.80 per diluted share, compared to previous guidance of $0.66-$0.71 per diluted share. The revised earnings guidance includes an increase of $0.09 per diluted share of other non-operating income realized in the second quarter.
General and administrative expenses as a percentage of system-wide sales are expected to remain at previous guidance of 3.0% to 3.1%.
Consistent with the Company’s announced strategic initiative to refranchise company-operated restaurants, the Company has considered refranchising proposals from qualified operators. Such refranchising is in the ordinary course of business and includes the buyers’ obligation to develop new restaurants in under-penetrated markets.
The Company’s board of directors authorized the negotiation of definitive agreements to refranchise the company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee. The Company expects to receive cash of approximately $9 million from refranchising the Atlanta and Nashville restaurants, which is consistent with the Company’s original estimates of proceeds for these markets made at the time the Company’s refranchising strategy was announced. Based on the proposed terms of the refranchising transactions for the Atlanta and Nashville markets, the Company recognized an impairment charge of $8.1 million in the second quarter, which includes a portion of the long-lived assets to be sold plus additional allocated goodwill.
The Company remains committed to the strategy of refranchising its restaurants with the best franchise operators for Popeyes long-term growth. Due to the uncertainty in the credit markets, the Company is currently unable to estimate the timing of future refranchising transactions or the aggregate earnings effect. The Company continues to expect cash proceeds of no less than the original estimate of $38-42 million estimate upon the refranchising of all company-operated markets. Future refranchising of the company-operated restaurants in the Memphis and New Orleans markets would, in aggregate, result in substantial net gains.

Comparisons of the Second Quarter for 2008 and 2007
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $18.8 million in the second quarter of 2008, a $0.7 million increase from the second quarter of 2007. The increase was primarily due to:
•	a $0.8 million increase due to the opening of new company-operated restaurants, and

•	a net $0.6 million increase due primarily to the timing and duration of temporary restaurant closures occurring during the second quarters of 2008 and 2007,

partially offset by:

•	a $0.7 million decrease due to a 4.3% decrease in same-store sales in the second quarter of 2008.
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
Franchise revenues were $19.6 million in the second quarter of 2008, a $0.5 million increase from the second quarter of 2007. The increase was due primarily to a net $0.7 million increase in royalties and fees, primarily from new franchised restaurants, partially offset by a 1.5% decrease in domestic franchise same-store sales.
Other Revenues
Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees. Other revenues were $0.9 million in the second quarter of 2008, a $0.2 million decrease from the second quarter of 2007, primarily as a result of a reduction in the number of leased and subleased properties.
Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other expenses were $10.0 million in the second quarter of 2008, a $0.7 million increase from the second quarter of 2007. Restaurant employee, occupancy and other expenses were approximately 53% and 51% of sales from company-operated restaurants in the second quarter of 2008 and 2007, respectively, increasing primarily due to higher costs for utilities and insurance related reserves.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $6.6 million in the second quarter of 2008, a $0.5 million increase from the second quarter of 2007. Restaurant food, beverages and packaging costs were approximately 35% and 34% percent of sales from company-operated restaurants in the second quarter of 2008 and 2007, respectively, increasing primarily as a result of higher costs for chicken, wheat and shortening.

General and Administrative Expenses
General and administrative expenses were $12.0 million in the second quarter of 2008, a $2.5 million increase from the second quarter of 2007. The increase was primarily due to:
•	a $1.0 million increase due to higher personnel related costs, including bonus and stock-based employee compensation,

•	a $0.9 million increase due to higher professional and legal fees, including non-recurring costs related to marketing and menu initiatives, and

•	a $0.6 million increase due to travel and other net general and administrative costs.
On a consolidated basis, general and administrative expenses were approximately 31% and 25% of total revenues in the second quarter of 2008 and 2007, respectively. General and administrative expenses were approximately 3.0% and 2.4% of system-wide sales in the second quarter of 2008 and 2007, respectively.
Depreciation and Amortization
Depreciation and amortization was $1.6 million in the second quarter of both 2008 and 2007.
Other Expenses (Income), Net
Other expenses (income), net were $3.8 million of income in the second quarter of 2008 as compared to $0.9 million of income in the second quarter of 2007. The income generated in 2008 resulted primarily from litigation related proceeds partially offset by impairment charges. A schedule of the components of other expenses (income), net can be found at Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
Interest expense, net was $1.9 million in the second quarter of 2008, a $0.1 million decrease from the comparable period in 2007. A schedule of the components of interest expense, net can be found at Note 9 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax Expense
Income tax expense was $4.4 million in the second quarter of 2008 as compared to $4.1 million in the second quarter of 2007. Our effective tax rate in the second quarters of 2008 and 2007 was 40.0% and 38.3%, respectively. These rates differ from statutory rates due to adjustments to estimated tax reserves, non-deductible goodwill impairments, other permanent differences and inter-period allocations.
Comparisons of the Twenty-Eight Weeks Ended July 13, 2008 and July 15, 2007
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $45.2 million in the twenty-eight weeks ended July 13, 2008, a $2.6 million increase from the comparable period in 2007. The increase was primarily due to:
•	a $2.4 million increase due to the opening of new company-operated restaurants and the acquisition of one restaurant during the second quarter of 2007 which was previously owned by a franchisee, and

•	a net $2.2 million increase due primarily to the timing and duration of temporary restaurant closures during both the twenty-eight weeks of 2008 and 2007,

partially offset by:

•	a $2.0 million decrease due to a 5.3% decrease in same-store sales in the twenty eight weeks ended July 13, 2008.

Franchise Revenues
Franchise revenues were $45.4 million in the twenty-eight weeks ended July 13, 2008, a $1.2 million increase from the comparable period in 2007. The increase was due primarily to a net $1.6 million increase in royalties and fees, primarily from new franchised restaurants, partially offset by a 1.6% decrease in domestic franchise same-store sales.
Other Revenues
Other revenues were $2.0 million in the twenty-eight weeks ended July 13, 2008, a $0.5 million decrease from the comparable period in 2007, primarily as a result of a reduction in the number of leased or subleased properties.
Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other expenses were $23.2 million in the twenty-eight weeks ended July 13, 2008, a $1.6 million increase from the comparable period in 2007. Restaurant employee, occupancy and other expenses were 51% and 51% of sales from company-operated restaurants in the first twenty-eight weeks of 2008 and 2007, respectively.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $15.8 million in the twenty-eight weeks ended July 13, 2008, a $1.5 million increase from the comparable period in 2007. Restaurant food, beverages and packaging costs were 35% and 34% of sales from company-operated restaurants in the first twenty-eight weeks of 2008 and 2007, respectively, increasing primarily as a result of higher costs of poultry and other commodities.
General and Administrative Expenses
General and administrative expenses were $28.8 million in the twenty-eight weeks ended July 13, 2008, a $4.4 million increase from the comparable period of 2007. The increase was primarily due:
•	a $2.2 million increase due to higher personnel related costs, including bonus, stock-based employee compensation, severance and relocation costs,

•	a $1.5 million increase due to higher professional and legal fees, including non-recurring costs related to marketing and menu initiatives, and

•	a $0.7 million increase due to travel and other net general and administrative costs.
On a consolidated basis, general and administrative expenses were approximately 31% and 27% of total revenues in the first twenty-eight weeks of 2008 and 2007, respectively. General and administrative expenses were approximately 3.1% and 2.6% of system-wide sales in the first twenty-eight weeks of 2008 and 2007, respectively.
Depreciation and Amortization
Depreciation and amortization was $3.7 million in both twenty-eight weeks ended July 13, 2008 and July 15, 2007.
Other Expenses (Income), Net
Other expenses (income), net were $5.1 million in income in the twenty-eight weeks ended July 13, 2008 as compared to an income of $0.4 million in the comparable period of 2007. The income generated in 2008 resulted primarily from litigation related proceeds and gain on sale of assets partially offset by impairment charges. A schedule of the components of other expenses (income), net can be found at Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
Interest expense, net was $4.7 million in the twenty-eight weeks ended July 13, 2008, a $0.2 million increase from the comparable period in 2007. A schedule of the components of interest expense, net can be found at Note 9 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.

Income Tax Expense
In the first twenty-eight weeks of 2008, we had an income tax expense associated with our continuing operations of $8.5 million compared to $8.2 million for the comparable period in 2007. Our effective tax rate associated with continuing operations in the first twenty-eight weeks of 2008 and 2007 was 39.5% and 38.7% respectively. These rates differ from statutory rates due to adjustments to estimated tax reserves, non-deductible goodwill impairments, other permanent differences and inter-period allocations.
Liquidity and Capital Resources
We finance our business activities primarily with:
•	cash flows generated from our operating activities, and

•	borrowings under our 2005 Credit Facility.
Based upon our generation of cash flow from operations, our existing cash reserves (approximately $5.5 million available as of July 13, 2008), and available borrowings under our 2005 Credit Facility (approximately $42.9 million available as of July 13, 2008), we believe that we will have adequate resources to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures for the next twelve months.
During the second quarter of 2008, the Company’s Board of Directors authorized the negotiation of definitive agreements for the refranchising and sale of company-operated restaurant assets in Atlanta, Georgia. Subsequent to the balance sheet date, the Company’s Board of Directors further authorized the negotiation of a definitive agreement for the refranchising and sale of company-operated restaurant assets in Nashville, Tennessee. If completed on the terms approved by the Board of Directors, the Company expects to receive proceeds of approximately $9.0 million from refranchising the Atlanta and Nashville restaurants.
During the twelve and twenty-eight weeks ended July 13, 2008, we received $12.3 and $12.9 million, respectively, of litigation related proceeds. See Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:
•	reinvestment in our core business activities that promote the Company’s strategic initiatives,

•	repurchase of shares of our common stock, and

•	reduction of debt.
Our investment in core business activities includes our obligation to re-image our company-operated restaurants and build new company-operated restaurants, marketing initiatives, and franchisee support systems.
Under the terms of the Company’s 2005 Credit Facility, as amended, at the end of each fiscal year the Company is subject to mandatory prepayments on term loan borrowings of Consolidated Excess Cash Flow, as defined in the 2005 Credit Facility, less the amount of (1) any voluntary prepayments and (2) the amount by which the revolving loan commitments are permanently reduced in connection with repayments and mandatory prepayments of the revolving loans under the 2005 Credit Facility, when the Company’s Total Leverage Ratio equals or exceeds specified amounts, as defined in the 2005 Credit Facility. During the second quarter of 2008, we paid principal on the outstanding term loan of $0.3 million (bringing total principal payments on the term loan to $8.6 million for the twenty-eight weeks ended July 13, 2008). During the second quarter, we also paid down the outstanding revolving credit facility in the amount of $10.0 million. As of July 13, 2008, the Company had outstanding borrowings under the revolving credit facility totaling $15.0 million.
On March 13, 2008, the Company repurchased approximately two million shares of its common stock under an accelerated share repurchase agreement (the “ASR”) with a financial institution. The ASR was completed during the second quarter of 2008. The Company paid a cash adjustment of $2.3 million for a final purchase price of $17.3 million. The repurchased shares have been retired and constitute authorized but unissued shares.
Additionally, during the twenty-eight weeks ended July 13, 2008, the Company repurchased and retired approximately 0.2 million shares of common stock for $1.6 million. The Company repurchased no additional shares of our common stock during the second quarter of 2008. As of July 13, 2008, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $39.0 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $19.3 million for the remainder of fiscal 2008.

Critical Accounting Policies and Significant Estimates
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for fiscal year ended December 30, 2007, except as follows:
Assets Held For Sale and Company-Operated Restaurant Impairments. In the first quarter of 2008, the Company commenced a process to identify experienced and qualified operators to enter into long-term franchising agreements and to purchase certain of its company-operated restaurant assets. During the second quarter of 2008, the Company’s Board of Directors authorized the negotiation of definitive agreements for the refranchising and sale of 25 company-operated restaurant assets in Atlanta, Georgia. The Company expects that the sale of the assets will be completed in 2008. As a result, the Company recognized an impairment charge of $6.0 million during the second quarter of 2008 which represents the excess of the carrying values of the property and equipment, goodwill and other intangible assets associated with the restaurants over their estimated fair values, less cost to sell. The impairment charge is recorded as a component of “Other expenses (income) net” in the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 13, 2008. The adjusted carrying value of the Atlanta restaurant assets as of July 13, 2008 was $7.7 million and is classified as “Assets held for sale” on the condensed consolidated balance sheet.
Subsequent to the balance sheet date, the Company’s Board of Directors further authorized the negotiation of a definitive agreement for the refranchising and sale of four company-operated restaurant assets in Nashville, Tennessee. The Company expects that the sale of the assets will be completed in 2008. As a result, the Company recognized an impairment charge of $2.1 million in the second quarter of 2008 which represents the excess of the carrying values of the property and equipment, goodwill and other intangible assets associated with the restaurants over their estimated fair values, less cost to sell. The impairment charge is recorded as a component of “Other expenses (income) net” in the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 13, 2008. The adjusted carrying value of the Nashville restaurant assets as of July 13, 2008 was $1.3 million and is classified as a component of “Property and equipment, net” on the condensed consolidated balance sheet.
Accounting for Income Taxes. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The amount of unrecognized tax benefits was approximately $4.6 million as of July 13, 2008 of which approximately $1.1 million, if recognized, would affect the effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions for the twelve week and twenty-eight week periods ended July 13, 2008 were approximately $0.1 million and $0.2 million, respectively. As of July 13, 2008, the Company has approximately $0.9 million of accrued interest and penalties related to uncertain tax positions.
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
Contractual Obligations
The Company’s material contractual obligations are summarized and included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007. During the quarter ended July 13, 2008, there have been no material changes outside the ordinary course of business in the contractual obligations specified in December 30, 2007.
For additional information regarding the adoption of FIN 48, see “Critical Accounting Policies and Significant Estimates” in this Item 2, and at Note 10 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
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
During the twenty-eight week period ended July 13, 2008, we invested approximately $1.9 million in various capital projects, including approximately $0.7 million in new restaurant locations, approximately $1.1 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment, and approximately $0.1 million in information technology equipment.
During the twenty-eight week period ended July 15, 2007, we invested approximately $4.9 million in various capital projects, including approximately $1.9 million in new restaurant locations, $0.9 million in the rebuilding of restaurants damaged by Hurricane Katrina, 0.3 million in our re-imaging program, and approximately $1.8 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.
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
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s strategic plan including the refranchising of company-operated restaurants and financial projections based on the full implementation of such plan, the Company’s ability to repurchase shares of its common stock under its share repurchase program and the number of shares that may actually be repurchased (if any), projections and expectations regarding same-store sale growth, guidance for new openings, and restaurant closures, and the Company’s anticipated 2008 performances including projections regarding general and administrative expenses, interest expenses, net earnings per diluted share and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2005 Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, adverse effects of regulatory actions arising in connection with the restatement of our previously issued financial statements, effects of increased gasoline prices, general economic conditions, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2007 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Market Risk. We are exposed to market risk from changes in poultry and other commodity prices. Fresh chicken is the principal raw material for our Popeyes operations, constituting more than 40% of our “Restaurant food, beverages and packaging” costs. These costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability. We are affected by increases in the cost of other commodities including shortening, wheat, gas and utility price fluctuations. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the twenty-eight weeks ended July 13, 2008 and July 15, 2007, foreign-sourced revenues represented approximately 5.1% and 4.1%, respectively, of our total revenues. As of July 13, 2008, approximately $0.7 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 25 foreign countries with approximately 35% of our revenues from international royalties originating from restaurants in Korea, Canada and Mexico.
Interest Rate Risk With Respect to our 2005 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 13, 2008, we had outstanding borrowings under our 2005 Credit Facility of $129.5 million.
Effective May 12, 2005, the Company entered into two interest rate swap agreements with a combined notional amount of $130.0 million. Effective December 29, 2006, the Company reduced the notional amounts of the combined agreements to $110.0 million. The agreements terminated on June 30, 2008. The effect of the agreements was to limit the interest rate exposure on a portion of the 2005 Credit Facility to a fixed rate of 6.4%.
Effective for the period June 30, 2008 through June 30, 2010, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million. Pursuant to this agreement, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreement is to limit the interest rate exposure on a portion of the Term B debt outstanding under the 2005 Credit Facility to a fixed rate of 4.87%. At July 13, 2008, the fair value of this agreement was approximately $1.5 million and was recorded as a component of “Other long-term assets, net.” As of July 13, 2008, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreement, was approximately 5.0%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2005 Credit Facility would be approximately $0.3 million, taking into account the interest rate swap agreement.

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
(b) CEO and CFO Certifications
Attached as Exhibit 31.1 and 31.2 to this quarterly report are certifications by our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This portion of our quarterly report describes the results of our controls evaluation referred to in those certifications.
(c) Our Evaluation of AFC’s Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on the evaluation as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2008, we repurchased no shares of our common shares:

			Total	Maximum
			Number of	Value of
			Shares	Shares that
			Repurchased	May Yet
	Number of		as Part of a	Be
	Shares	Average	Publicly	Repurchased
	Repurchased	Price Paid	Announced	Under the Plan
Period	(a)	Per Share	Plan	(a)

Period 5 4/21/08 – 5/18/08	—	$—	—	$41,291,442
Period 6 5/19/08 – 6/15/08	—	$—	—	$41,291,442
Period 7 6/16/08 – 7/13/08	—	$—	—	$38,958,623 (b)

Total	—	$—	—	$38,958,623

(a)	As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. See Note 6 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.

(b)	On March 13, 2008, we repurchased approximately two million shares of our common stock under an accelerated share repurchase (the “ASR”) agreement for $15.0 million. During period seven, we paid a cash adjustment of $2.3 million, which is reflected as a reduction in the Maximum Value of Shares that May Yet Be Repurchased Under the Plan, for a final purchase price of $17.3 million.

Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $19.3 million for the remainder of fiscal 2008.

Item 4. Submission of Matters to a Vote of Security Holders.
At our 2008 Annual Shareholders Meeting held on May 21, 2008, the shareholders elected the following nominees to the board of directors to serve a one-year term with votes cast as follows:

John M. Cranor, III	John F. Hoffner
For: 24,396,787	For: 24,396,787
Withheld: 20,683	Withheld: 20,683

Victor Arias, Jr.	R. William Ide, III
For: 24,395,884	For: 24,396,737
Withheld: 21,586	Withheld: 20,733

Cheryl A. Bachelder	Kelvin J. Pennington
For: 24,396,129	For: 24,393,465
Withheld: 21,341	Withheld: 24,005

Carolyn Hogan Byrd
For: 24,396,679
Withheld: 20,791
The shareholders also voted to ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm with votes cast as follows:
For: 24,416,339
Against: 1,051
Abstain: 80
Non votes: 0

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

AFC Enterprises, Inc.
Date: August 20, 2008	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)