Form 10-Q
period 2008-10-05
AFC ENTERPRISES INC
filed 2008-11-12
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 5, 2008
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
Yes ☐     No ☑
     As of October 31, 2008 there were 25,295,273 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	10/05/08	12/30/07
ASSETS
Current assets:
Cash and cash equivalents	$10.4	$5.0
Accounts and current notes receivable, net	12.9	13.1
Assets held for sale	4.4	—
Prepaid income taxes	—	0.5
Other current assets	14.6	16.6

Total current assets	42.3	35.2

Long-term assets:
Property and equipment, net	26.6	42.4
Goodwill	11.1	11.7
Trademarks and other intangible assets, net	48.3	51.6
Other long-term assets, net	14.6	14.1

Total long-term assets	100.6	119.8

Total assets	$142.9	$155.0

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19.9	$26.1
Other current liabilities	13.6	14.9
Current debt maturities	13.9	14.0

Total current liabilities	47.4	55.0

Long-term liabilities:
Long-term debt	117.4	118.8
Deferred credits and other long-term liabilities	18.9	21.5

Total long-term liabilities	136.3	140.3

Commitments and contingencies

Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—

Common stock ($.01 par value; 150,000,000 shares authorized; 25,291,973 and 27,356,105 shares issued and outstanding at October 5, 2008 and December 30, 2007, respectively)	0.3	0.3
Capital in excess of par value	110.1	127.7
Accumulated deficit	(151.5)	(168.5)
Accumulated other comprehensive income	0.3	0.2

Total shareholders’ deficit	(40.8)	(40.3)

Total liabilities and shareholders’ deficit	$142.9	$155.0

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	10/05/08	10/07/07	10/05/08	10/07/07
Revenues:
Sales by company-operated restaurants	$17.4	$18.4	$62.6	$61.0
Franchise revenues	20.0	19.5	65.4	63.7
Other revenues	0.9	1.0	2.9	3.5

Total revenues	38.3	38.9	130.9	128.2

Expenses:
Restaurant employee, occupancy and other expenses	9.7	9.1	32.9	30.7
Restaurant food, beverages and packaging	5.9	6.3	21.7	20.6
General and administrative expenses	13.3	11.3	42.1	35.7
Depreciation and amortization	1.3	1.6	5.0	5.3
Other expenses (income), net	—	(1.3)	(5.1)	(1.7)

Total expenses	30.2	27.0	96.6	90.6

Operating profit	8.1	11.9	34.3	37.6
Interest expense, net	1.6	2.0	6.3	6.5

Income before income taxes	6.5	9.9	28.0	31.1
Income tax expense	2.5	3.4	11.0	11.6

Net income	$4.0	$6.5	$17.0	$19.5

Earnings per common share, basic:	$0.16	$0.23	$0.66	$0.67

Earnings per common share, diluted:	$0.16	$0.23	$0.66	$0.67

Weighted-average shares outstanding:
Basic	25.2	28.2	25.7	28.9
Diluted	25.3	28.3	25.8	29.1
See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Income (Loss)	Total
Balance at December 30, 2007	27,356,105	$0.3	$127.7	$(168.5)	$0.2	$(40.3)
Net income				17.0		17.0
Other comprehensive income
Net change in fair value of interest rate swap agreements, net of tax					0.2	0.2
Derivative gains realized in earnings during the period					(0.1)	(0.1)

Total comprehensive income						17.1
Repurchases and retirement of shares	(2,120,401)	—	(19.0)	—	—	(19.0)
Excess tax liabilities from stock-based compensation	—	—	(0.3)	—	—	(0.3)
Cancellation of shares	(30,731)	—	(0.2)	—	—	(0.2)
Issuance of restricted stock awards, net of forfeitures	87,000	—	—	—	—
Stock-based payment expense	—	—	1.9	—	—	1.9

Balance at Oct 5, 2008	25,291,973	$0.3	$110.1	$(151.5)	$0.3	$(40.8)

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	40 Weeks Ended
	10/05/08	10/07/07
Cash flows provided by (used in) operating activities:
Net income	$17.0	$19.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5.0	5.3
Asset write-downs	8.4	0.5
Net loss (gain) on sale and disposal of assets	(0.9)	0.1
Gain on insurance recoveries related to asset damages, net	—	(2.6)
Deferred income taxes	(1.0)	0.5
Non-cash interest, net	(0.2)	(0.2)
Provision for credit losses	0.2	0.3
Excess tax benefits from stock-based compensation	—	(1.0)
Stock-based compensation expense	1.9	1.2
Change in operating assets and liabilities:
Accounts receivable	0.4	0.9
Prepaid income taxes	0.5	7.5
Other operating assets	0.7	—
Accounts payable and other operating liabilities	(8.8)	0.6

Net cash provided by operating activities	23.2	32.6

Cash flows provided by (used in) investing activities:
Capital expenditures	(2.3)	(5.8)
Proceeds from dispositions of property and equipment	3.8	0.2
Property insurance proceeds	—	4.5
Acquisition of franchised restaurants	—	(0.4)
Proceeds from notes receivable	0.7	0.6

Net cash provided by (used in) investing activities	2.2	(0.9)

Cash flows provided by (used in) financing activities:
Principal payments — 2005 Credit Facility term loan	(8.9)	(7.0)
Principal payments — other notes	(0.1)	(0.1)
Net borrowings under 2005 revolving credit facility	7.5	—
(Increase) decrease in restricted cash	1.2	(1.1)
Special cash dividend	(0.5)	(0.7)
Proceeds from exercise of employee stock options	—	3.2
Excess tax benefits from stock-based compensation	—	1.0
Share repurchases	(19.0)	(31.6)
Other, net	(0.2)	(0.3)

Net cash (used in) financing activities	(20.0)	(36.6)

Net increase (decrease) in cash and cash equivalents	5.4	(4.9)
Cash and cash equivalents at beginning of year	5.0	6.7

Cash and cash equivalents at end of quarter	$10.4	$1.8

See accompanying notes to condensed consolidated financial statements

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
1. Description of Business
AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes ® (“Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
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
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States for complete financial statements is not included. The condensed consolidated balance sheet data as of December 30, 2007 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2007 (“2007 Form 10-K”).
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
Assets Held For Sale and Company-Operated Restaurant Impairments. In the first quarter of 2008, the Company commenced a process to identify experienced and qualified operators to enter into long-term franchising agreements and to purchase certain of its company-operated restaurant assets. During the second quarter of 2008, the Company’s Board of Directors authorized the negotiation of definitive agreements for the re-franchising and sale of 25 company-operated restaurant assets in Atlanta, Georgia. As a result, the Company recognized an impairment charge of $6.0 million during the second quarter of 2008 which represents the excess of the carrying values of the property and equipment, goodwill and other intangible assets associated with the restaurants over their estimated fair values, less cost to sell. The impairment charge is recorded as a component of “Other expenses (income), net” in the condensed consolidated statements of operations for the forty weeks ended October 5, 2008. During the third quarter of 2008, the Company completed the re-franchising and sale of 11 company-operated restaurants in Atlanta, Georgia for net proceeds of $3.5 million from the sale of assets and new franchise and development agreements. The Company continues to negotiate definitive agreements for the remaining 14 company-operated restaurants in Atlanta, Georgia. The Company expects that the re-franchising and sale of the assets will be completed by the end of the first quarter of 2009. The adjusted carrying value of the remaining Atlanta restaurant assets as of October 5, 2008 was $4.4 million and is classified as “Assets held for sale” on the condensed consolidated balance sheet.
Prior to the filing of the Company’s second quarter 2008 Form 10-Q, the Company’s Board of Directors further authorized the negotiation of a definitive agreement for the re-franchising and sale of four company-operated restaurant assets in Nashville, Tennessee. As a result, the Company recognized an impairment charge of $2.1 million in the second quarter of 2008 which represents the excess of the carrying values of the property and equipment, goodwill and other intangible assets associated with the restaurants over their estimated fair values, less cost to sell. The impairment charge is recorded as a component of “Other expenses (income), net” in the condensed consolidated statements of operations for the forty weeks ended October 5, 2008. The Company continues to seek qualified operators to re-franchise the four company-operated restaurants in Nashville, Tennessee. The Company is unable to estimate the timing of this future re-franchising transaction. The adjusted carrying value of the Nashville restaurant assets of $1.3 million is classified as a component of “Property and equipment, net” in the condensed consolidated balance sheet as of October 5, 2008.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
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
In the Company’s condensed consolidated financial statements, the advertising fund is accounted for in accordance with Statement of
Financial Accounting Standards (“SFAS”) No. 45, Accounting for Franchise Fee Revenue. Contributions received and expenses of the advertising fund are excluded from the Company’s condensed consolidated statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s condensed consolidated balance sheets with the exception of (1) cash, which is restricted as to use and included as a component of “Other current assets” and (2) the net fund balance, which is included in the Company’s condensed consolidated balance sheets as a component of “Accounts payable.” The net fund balance was approximately $6.7 million at October 5, 2008 and $5.8 million at December 30, 2007.
Amounts associated with the advertising fund included in the condensed consolidated balance sheets at October 5, 2008 and December 30, 2007 were as follows:

(in millions)	10/05/08	12/30/07
Accounts and current notes receivable, net	$3.8	$3.7
Other current assets	9.6	11.4

	$13.4	$15.1

Accounts Payable:
Accounts payable	$6.7	$9.3
Net fund balance	6.7	5.8

	$13.4	$15.1

Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, were effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which allows entities to defer the effective date of SFAS No. 157, for one year, for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted SFAS No. 157 as of December 31, 2007 and elected the deferral for non-financial assets and liabilities. The effect of adopting this standard was not significant. We currently anticipate that full adoption in 2009 will not materially impact the Company’s results of operations or financial condition.
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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
As of October 5, 2008, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $9.8 million of short-term investments (Level 1) recorded in “Cash and cash equivalents” and an interest rate swap agreement with a market value of $0.6 million (Level 2) recorded in “Other long-term assets, net”. The Company has no financial liabilities which are measured at fair value on a recurring basis.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value with changes in the fair value recognized in earnings. The statement’s objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159; therefore the standard did not have any effect on the consolidated financial statements.
Recent Accounting Pronouncements That the Company Has Not Yet Adopted. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning December 29, 2008 for the Company. The implementation of this statement will not have a material impact on the consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
3. Other Current Assets

(in millions)	10/05/08	12/30/07
Restricted cash	$8.1	$9.3
Other current assets of the advertising fund	1.5	2.1
Prepaid insurance	0.5	1.7
Deferred tax assets	1.9	1.9
Prepaid expenses and other current assets	2.6	1.6

	$14.6	$16.6

The restricted cash balances at October 5, 2008 and December 30, 2007 are primarily associated with the cooperative advertising fund.
4. Other Current Liabilities

(in millions)	10/05/08	12/30/07
Accrued wages, bonuses and severances	$2.5	$1.9
Accrued income taxes payable and income tax reserves	6.7	6.2
Accrued interest	0.2	2.2
Other	4.2	4.6

	$13.6	$14.9

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
5. Long-Term Debt and Other Borrowings

(in millions)	10/05/08	12/30/07
2005 Credit Facility:
Revolving credit facility	$12.5	$5.0
Term loan	114.2	123.1
Capital lease obligations	1.6	1.6
Other notes	3.0	3.1

	131.3	132.8
Less current portion	13.9	14.0

	$117.4	$118.8

2005 Credit Facility. The 2005 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The 2005 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. As of October 5, 2008, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility.
As of October 5, 2008, the Company had loans outstanding under its revolving credit facility totaling $12.5 million. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of October 5, 2008 the Company had $2.1 million of outstanding letters of credit. Availability for short-term borrowings under the revolving credit facility was $45.4 million.
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
Effective for the period June 30, 2008 through June 30, 2010, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million. Pursuant to this agreement, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreement is to limit the interest rate exposure on a portion of the Term B loan debt outstanding under the 2005 Credit Facility to a fixed rate of 4.87%. At October 5, 2008, the fair value of this agreement was approximately $0.6 million and was recorded as a component of “Other long-term assets, net.” The changes in fair value are recognized in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. This agreement is accounted for as an effective cash flow hedge. As of October 5, 2008, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreement, was approximately 5.0%.
During the forty week periods ended October 5, 2008 and October 7, 2007, the net interest (expense) income associated with these agreements was $(0.1) million and $1.2 million, respectively. During the twelve week periods ended October 5, 2008 and October 7, 2007 the net interest income associated with these agreements was $0.1 million and $0.3 million, respectively.
6. Shareholders’ Deficit
Effective July 22, 2002, and as subsequently amended and expanded, the Company’s board of directors approved a share repurchase program of up to $215.0 million. The program, which is not subject to a fixed time limit, allows the Company to repurchase shares of the Company’s common stock from time to time.
On March 13, 2008, the Company repurchased approximately two million shares of its common stock under an accelerated share repurchase agreement (the “ASR”) with a financial institution. The ASR was completed during the second quarter of 2008. The Company paid a cash adjustment of $2.3 million for a final purchase price of $17.4 million. The repurchased shares have been retired. During the forty week period ended October 5, 2008, the Company repurchased and retired an additional 164,730 shares of common stock for approximately $1.6 million,

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
all of which was repurchased during the first quarter. The Company did not repurchase any of its common stock during the twelve week period ended October 5, 2008. During the twelve and forty week periods ended October 7, 2007, the Company repurchased and retired 815,740 and 1,862,431 shares of common stock for approximately $12.4 million and $31.6 million, respectively.
As of October 5, 2008, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $39.0 million. Pursuant to the terms of its Credit Facility, the Company is subject to a repurchase limit of approximately $19.3 million for the remainder of fiscal 2008.
The following table presents the components of comprehensive income for the twelve and forty week periods ended October 5, 2008 and October 7, 2007.

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/05/08	10/07/07	10/05/08	10/07/07
Net income	$4.0	$6.5	$17.0	$19.5
Net change in fair value of interest rate swap agreements, net of tax	(0.6)	(0.3)	0.2	(0.5)
Derivative gains realized in earnings during the period	—	—	(0.1)	(0.2)

Total comprehensive income	$3.4	$6.2	17.1	$18.8

7. Other Expenses (Income), Net

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/05/08	10/07/07	10/05/08	10/07/07
Net recoveries of directors and officers liability insurance claims	$—	$—	$(12.9)	$0.1
Impairments and disposals of fixed assets	0.1	—	8.4	0.6
Gain on insurance recoveries related to asset damage	—	(0.8)	—	(2.6)
Income from business interruption insurance recoveries	—	(0.5)	—	(0.5)
Other hurricane costs and related insurance recoveries, net	0.1	—	0.1	0.3
Costs related to restaurant closures	—	—	—	0.3
Net gain on sale of assets	(0.1)	—	(0.9)	(0.2)
Other	(0.1)	—	0.2	0.3

	$—	$(1.3)	$(5.1)	$(1.7)

In September 2007, a federal court in Atlanta returned a favorable decision in a lawsuit by the Company against a former insurance carrier that provided primary liability coverage for its directors and officers. The Company was awarded $20 million in damages (representing the full liability of the policy) and approximately $4 million in pre-judgment interest. After payment of settlement amounts to the counterparties to certain joint settlement agreements, legal expenses and fees, the Company received $12.3 million during the twelve week period ended July 13, 2008. During the first quarter of 2008, the Company received $0.6 million in net proceeds from the settlement of other insurance claims related to directors and officers liability policies. Total related recoveries received during the forty weeks ended October 5, 2008 were $12.9 million.
During the second quarter of 2008, the Company recognized $8.1 in impairment charges associated with the re-franchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee. See Note 2 for further discussion of impairment charges related to company-operated restaurants.
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

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
9. Interest Expense, Net

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/05/08	10/07/07	10/05/08	10/07/07
Interest on debt	$1.5	$2.1	$6.3	$6.8
Amortization and write-offs of debt issuance costs	0.2	0.1	0.5	0.5
Other debt related charges	0.2	0.1	0.5	0.3
Interest income	(0.3)	(0.3)	(1.0)	(1.1)

	$1.6	$2.0	$6.3	$6.5

During the forty weeks ended October 5, 2008 and October 7, 2007, total payments made for interest were approximately $8.6 million and $6.8 million, respectively.
See Note 5 for a discussion of the 2005 Credit Facility.
10. Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The amount of unrecognized tax benefits was approximately $4.7 million as of October 5, 2008 of which approximately $1.1 million, if recognized, would affect the effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. As of October 5, 2008, the Company has approximately $0.9 million of accrued interest and penalties related to uncertain tax positions.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2004 through 2007 are open to audit, with 2004 and 2005 currently under examination. The Company has recorded unrecognized tax benefits of approximately $0.8 million related to the period being examined. In general, the state tax years open to audit range from 2003 through 2007.
The Company has unrecognized tax benefits of approximately $0.8 million, which the Company would recognize within the next twelve months if the statute of limitations were to expire.
The Company’s effective tax rate associated with continuing operations for the twelve week periods ended October 5, 2008 and October 7, 2007 was 38.5% and 34.3%, respectively. The Company’s effective tax rate associated with continuing operations for the forty week periods ended October 5, 2008 and October 7, 2007 was 39.3% and 37.3% respectively. The prior year’s effective tax rates benefited from the reversal of tax reserves due to the expiration of the statutes of limitation. Had the statute of limitations not expired during the prior year, the effective tax rates for the twelve and forty-week periods ended October 7, 2007 would have been 37.7% and 38.4%, respectively. The effective tax rate for the forty weeks ended October 5, 2008 was unfavorably impacted by 0.8% associated with the impairment of non-deductible goodwill. Other differences between the effective tax rates and the statutory tax rates are principally attributable to adjustments to estimated tax reserves, permanent differences and inter-period allocations.
11. Components of Earnings Per Common Share Computation

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/05/08	10/07/07	10/05/08	10/07/07
Numerators for earnings per share computation:
Net Income	$4.0	$6.5	$17.0	$19.5

Denominator for basic earnings per share - weighted average shares	25.2	28.2	25.7	28.9
Dilutive employee stock options	0.1	0.1	0.1	0.2

Denominator for diluted earnings per share	25.3	28.3	25.8	29.1

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
12. Segment Information
The Company’s reportable business segments are its franchise operations and its company-operated restaurants.

		Company-
	Franchise	Operated
(in millions)	Operations	Restaurants	Corporate	Total
Twelve weeks ended 10/05/08
Total revenues	$20.9	$17.4	$—	$38.3

Operating profit (loss) before allocation	13.0	0.3	(5.2)	8.1
Corporate overhead allocations (b)	(4.7)	(0.5)	5.2	—

Operating profit (loss) (c)	$8.3	$(0.2)	$—	$8.1

Depreciation and amortization	$0.4	$0.9	$—	$1.3
Capital expenditures	$—	$0.4	$—	$0.4

Twelve weeks ended 10/07/07
Total revenues	$20.5	$18.4	$—	$38.9

Operating profit (loss) before allocation	14.7	2.2	(5.0)	11.9
Corporate overhead allocations (b)	(4.4)	(0.6)	5.0	—

Operating profit (loss)	$10.3	$1.6	$—	$11.9

Depreciation and amortization	$0.4	$1.2	$—	$1.6
Capital expenditures	$0.2	$0.7	$—	$0.9

Forty weeks ended 10/05/08
Total revenues	$68.3	$62.6	$—	$130.9

Operating profit (loss) before allocation (a)	45.7	(6.4)	(5.0)	34.3
Corporate overhead allocations (b)	(15.7)	(2.0)	17.7	—

Operating profit (loss) (c)	$30.0	$(8.4)	$12.7	$34.3

Depreciation and amortization	$1.3	$3.7	$—	$5.0
Capital expenditures	$0.1	$2.2	$—	$2.3

Forty weeks ended 10/07/07
Total revenues	$67.2	$61.0	$—	$128.2

Operating profit (loss) before allocation	49.4	5.3	(17.1)	37.6
Corporate overhead allocations (b)	(14.6)	(2.1)	16.7	—

Operating profit (loss)	$34.8	$3.2	$(0.4)	$37.6

Depreciation and amortization	$1.5	$3.8	$—	$5.3
Capital expenditures	$0.2	$5.6	$—	$5.8

(a)	Operating profit (loss) from Company-operated restaurants for the forty week period ended October 5, 2008 included $8.1 in impairment charges associated with the re-franchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee. The impairment charge included a write-off of $0.6 million of goodwill previously allocated to company-operated restaurants. Goodwill allocated to company-operated restaurants as of October 5, 2008 was $2.2 million. See Note 2 for further discussion of impairment charges related to company-operated restaurants during the forty week period ended October 5, 2008.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
(b)	Corporate overhead allocations include costs directly related to the operation of each segment and estimated charges based upon each segment’s relative contribution to the Company’s operations.

(c)	Operating profit (loss) from the Company’s Corporate segment during the forty week period ended October 5, 2008 include $12.9 million in settlements of insurance claims related to directors and officers liability policies with its former insurers. For a discussion of litigation related proceeds during the forty week period ended October 5, 2008, see Note 7.

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
As of October 5, 2008, we operated and franchised 1,905 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 25 foreign countries.

Total Operating Restaurants as of:	10/05/08	12/30/07
Domestic:
Company-Operated	56	65
Franchised	1,515	1,518
International:
Franchised	334	322

Total	1,905	1,905

Our Business Strategy
Our new business strategy, announced during the first quarter of 2008, capitalizes on our strengths as a highly franchised restaurant system. This business model provides a diversified earnings stream, with low capital spending demands. It efficiently produces and retains cash flows which are available for use in enhancing our shareholder value.
We continue to operate in a challenging economic environment. Lack of liquidity in the credit markets, volatile commodity costs, intense competition with respect to value pricing and market share, and declines in consumer confidence and retail spending are among the factors impacting our industry. To address these challenges, our strategic plan continues to focus on the four pillars below which we believe are proven strategies for growing a high performance restaurant chain.
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

Accordingly, we remain committed to our new strategic plan which includes menu expansion to address three new permanent menu platforms — value, portable and lunches. These three new menu platforms, launched in the September-November timeframe, are designed to drive traffic during lunch, snack and late night dayparts as well as gain share in the boneless chicken and sandwich segments. In October, we put in place new menu boards throughout the Popeyes domestic system which feature our core bone-in chicken as well as these three new menu platforms.
In conjunction with our expanded menu platforms, the Company shifted the majority of Popeyes’ media advertising funds to new national cable advertising during this quarter. This decision was taken in partnership with our franchisees. The Company agreed to invest $2.0 million in additional advertising fund dollars in 2008. The majority of Popeyes’ franchisees agreed to contribute an additional 1 percent of their restaurants’ sales to the Popeyes’ advertising fund during the same period. As a result, Popeyes’ television media weight will more than double, evidence of Popeyes’ commitment to grow guest traffic and market share in these slow economic times.
We are also partnering with our franchisees to improve our guest experience using metric-based tools launched during the current year. And, we are implementing initiatives to improve restaurant level profitability.
Management Overview of 2008 Operating Results (Third Quarter)
Our third quarter of 2008 results and highlights include the following:
•	We reported net income of $4.0 million, or diluted earnings per common share of $0.16.

•	Total system-wide sales were flat as compared to the third quarter of 2007.

•	Total domestic same-store sales decreased by 2.8% and international same-store sales increased by 7.4%, resulting in a global same-store sales decrease of 1.9%.

•	The Popeyes system opened 28 new restaurants, offset by 24 permanent closings.

•	Popeyes’ new national cable advertising strategy was launched in support of new value, portable and lunch menu items. The first media flight (which fell in the third quarter) introduced our $1.49 Big Deals value sandwiches and wraps and attracted guests to both lunch and snack dayparts.

•	We made $2.8 million in debt repayments under our 2005 Credit Facility. The Company’s cash balance at the end of the third quarter was $10.4 million.

A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions)	10/05/08	10/07/07	10/05/08	10/07/07
Sales by company-operated restaurants	$17.4	$18.4	$62.6	$61.0
Franchise revenues (a)	20.0	19.5	65.4	63.7
Other revenues	0.9	1.0	2.9	3.5

Total revenues	$38.3	$38.9	$130.9	$128.2

Operating profit	$8.1	$11.9	$34.3	$37.6
Net income	$4.0	$6.5	$17.0	$19.5

Global system-wide sales growth:	0.0%	2.8%	1.0%	2.4%

Same-store sales growth (decline) (b):
Company-operated restaurant segment	(6.1)%	(10.5)%	(5.5)%	(7.9)%
Domestic franchised restaurants	(2.6)%	(1.5)%	(1.9)%	(2.3)%
Total domestic (company-operated and franchised restaurants)	(2.8)%	(1.9)%	(2.1)%	(2.6)%
International franchised restaurants	7.4%	0.5%	4.1%	0.8%
Total global system	(1.9)%	(1.7)%	(1.5)%	(2.2)%

Company operated restaurants (all domestic):
Restaurants at beginning of period	67	61	65	56
New restaurant openings	—	—	1	2
Unit conversions, net	(11)	—	(11)	1
Permanent closings	—	(2)	—	(3)
Temporary closings, net of re-openings	—	2	1	5

Restaurants at the end of third quarter	56	61	56	61

Franchised restaurants (domestic and international):
Restaurants at beginning of period	1,834	1,817	1,840	1,822
New restaurant openings	28	32	96	83
Unit conversions, net	11	—	11	(1)
Permanent closings	(24)	(28)	(88)	(85)
Temporary closings, net of re-openings	—	(1)	(10)	1

Restaurants at the end of third quarter	1,849	1,820	1,849	1,820

Total system restaurants	1,905	1,881	1,905	1,881

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance as these sales are indicative of the Company’s performance, given the Company’s strategic focus on growing its overall business through franchising. For the third quarter of 2008 and 2007, franchisee sales, as reported by the franchisees, were approximately $386.6 million and $385.8 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants. New restaurants are included in the computation of same-store sales after they have been open for 65 weeks. Unit conversions are included immediately upon conversion.

In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	12 Weeks Ended		40 Weeks Ended
	10/05/2008	10/07/2007	10/05/2008	10/07/2007
Revenues:
Sales by company-operated restaurants	46%	47%	48%	47%
Franchise revenues	52%	50%	50%	50%
Other revenues	2%	3%	2%	3%

Total revenues	100%	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (a)	56%	49%	53%	50%

Restaurant food, beverages and packaging (a)	34%	34%	35%	34%
General and administrative expenses	35%	29%	32%	28%
Depreciation and amortization	3%	4%	4%	4%
Other expenses (income), net	0%	(3)%	(4)%	(1)%

Total expenses	79%	69%	74%	71%

Operating profit	21%	31%	26%	29%
Interest expense, net	4%	5%	5%	5%

Income before income taxes	17%	26%	21%	24%
Income tax expense	7%	9%	8%	9%

Net Income	10%	17%	13%	15%

(a)	Expressed as a percentage of sales by company-operated restaurants.
2008 Same-Store Sales — Third Quarter
Total domestic same-store sales decreased 2.8% in the third quarter of 2008, as compared to the same period in 2007. By business segment, domestic same-store sales decreased 2.6% for our domestic franchised restaurants and decreased 6.1% for our company-operated restaurants. Traffic trends improved due to the successful introduction of the new Big Deal value sandwiches, and average ticket went down as the Company continued to promote more and stronger value propositions to its customers.
Our international same-store sales increased 7.4% during the third quarter of 2008 due primarily to continued strong same-store sales in the Middle East which also benefited from the Islamic holiday of Eid, marking the end of the fasting period of Ramadan, occurring during our third quarter of 2008. The holiday of Eid occurred during our fourth quarter in 2007. Additionally, Latin America and Canada experienced strong same-store sales partially offset by negative performance for the quarter in Mexico. Our international franchisees face similar economic conditions to the U.S. including high commodity costs. They are responding with similar strategies: raising prices where necessary due to commodity costs and offering strong value in promotion events.
Looking Forward to the Remainder of 2008
The Company expects total domestic same-store sales for fiscal 2008 to be at the lower-end of negative 1.0 to 2.0 percent, consistent with previous guidance. The Company also expects global new restaurant openings for 2008 to remain in the range of 115-130 and expects its closure rate to be similar to the past few years. Net openings are expected to be consistent with previous guidance of 5-15 units.
The Company expects its full year earnings to be $0.75-$0.77 per diluted share, consistent with previous guidance.
With the commitment the Company has made to invest $2.0 million in 2008 in national cable advertising and $0.3 million in new menu board development, general and administrative expenses as a percentage of system-wide sales are expected to be approximately 3.3 percent for fiscal year 2008. The Company’s general and administrative expenses remain among the lowest percentage in the industry.
Consistent with the Company’s strategic initiative to re-franchise company-operated restaurants, the Company completed the re-franchising and sale of 11 restaurants in the Atlanta market. The Company received $3.5 million in cash proceeds from the sale of assets and fees associated with new franchise and development agreements. The Company is in negotiation to re-franchise the remaining 14 company-operated restaurants in the Atlanta market and expects the transaction will be completed by the end of the first quarter of 2009. The Company continues to seek qualified operators to re-franchise the four company-operated restaurants in Nashville, Tennessee. The Company is unable to estimate the timing of this future re-franchising transaction.
Due to the challenging economic times, the Company has chosen to postpone the re-franchising of its Memphis and New Orleans restaurants until we are more certain we can realize acceptable and appropriate values for these restaurants. These 37 restaurants maintain high average unit sales volumes.
Comparisons of the Third Quarter for 2008 and 2007
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $17.4 million in the third quarter of 2008, a $1.0 million decrease from the third quarter of 2007. The decrease was primarily due to:
•	a $1.2 million decrease due to the re-franchising and sale on September 8, 2008 of 11 company-operated restaurants in our Atlanta, Georgia market, and

•	a $1.0 million decrease due to a 6.1% decrease in same-store sales in the third quarter of 2008, partially offset by:
•	a net $1.2 million increase due primarily to the opening of new company-operated restaurants and the timing and duration of temporary restaurant closures occurring during 2008 and 2007.
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
Franchise revenues were $20.0 million in the third quarter of 2008, a $0.5 million increase from the third quarter of 2007. The increase was due primarily to a net $0.7 million increase in royalties and fees, primarily from new franchised restaurants and termination fees realized during the third quarter of 2008, partially offset by a 2.6% decrease in domestic franchise same-store sales.
Other Revenues
Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees. Other revenues were $0.9 million in the third quarter of 2008, a $0.1 million decrease from the third quarter of 2007, primarily as a result of a reduction in the number of leased and subleased properties.
Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other expenses were $9.7 million in the third quarter of 2008, a $0.6 million increase from the third quarter of 2007. Restaurant employee, occupancy and other expenses were approximately 56% and 49% of sales from company-operated restaurants in the third quarter of 2008 and 2007, respectively. Restaurant employee, occupancy and other expenses benefited in the third quarter of 2007 from a credit for business interruption insurance recoveries of $0.4 million, or 2.3% of sales from company-operated restaurants. The remaining increase as a percentage of sales from company-operated restaurants was primarily associated with additional managers, higher utility expenses resulting from elevated third quarter fuel costs and other operating expenses.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $5.9 million in the third quarter of 2008, a $0.4 million decrease from the third quarter of 2007. Restaurant food, beverages and packaging costs were approximately 34% percent of sales from company-operated restaurants in the third quarter of both 2008 and 2007.

General and Administrative Expenses
General and administrative expenses were $13.3 million in the third quarter of 2008, a $2.0 million increase from the third quarter of 2007. The increase was primarily due to:
•	a $1.3 million increase due to marketing and menu initiatives, primarily national cable advertising, and

•	a $0.3 million increase due to higher personnel related costs, relocation and stock-based employee compensation, and

•	a $0.4 million increase due to other net general and administrative costs.
General and administrative expenses were approximately 35% and 29% of total revenues in the third quarter of 2008 and 2007, respectively. General and administrative expenses were approximately 3.3% and 2.8% of system-wide sales in the third quarter of 2008 and 2007, respectively.
Depreciation and Amortization
Depreciation and amortization was $1.3 million in the third quarter of 2008, a $0.3 million decrease from the third quarter of 2007. This decrease is primarily due to the reclassification of certain company-operated restaurant assets as “Assets held for sale”, resulting in the discontinuation of related depreciation. See Note 2 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Other Expenses (Income), Net
There were no Other expenses (income), net in the third quarter of 2008 and $1.3 million of income in the third quarter of 2007. The income generated in 2007 resulted primarily from a net gain on insurance recoveries for claims related to Hurricane Katrina. A schedule of the components of other expenses (income), net can be found at Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
Interest expense, net was $1.6 million in the third quarter of 2008, a $0.4 million decrease from the comparable period in 2007. A schedule of the components of interest expense, net can be found at Note 9 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax Expense
Income tax expense was $2.5 million in the third quarter of 2008 as compared to $3.4 million in the third quarter of 2007. Our effective tax rate in the third quarters of 2008 and 2007 was 38.5% and 34.3%, respectively. The prior year’s effective tax rate benefited from the reversal of tax reserves due to the expiration of statutes of limitation. Had the statute not expired during the prior year, the effective tax rate for the third quarters of 2007 would have been 37.7%. Other differences between the effective tax rate and the statutory tax rate are principally attributable to estimated tax reserves, other permanent differences and inter-period allocations.
Comparisons of the Forty Weeks Ended October 5, 2008 and October 7, 2007
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $62.6 million in the forty weeks ended October 5, 2008, a $1.6 million increase from the comparable period in 2007. The increase was primarily due to:
•	a $3.2 million increase due to the opening of new company-operated restaurants and the acquisition of one restaurant during the second quarter of 2007 which was previously owned by a franchisee, and

•	a net $2.7 million increase due primarily to the timing and duration of temporary restaurant closures during both the forty weeks of 2008 and 2007, partially offset by:
•	a $3.1 million decrease due to a 5.5% decrease in same-store sales in the forty weeks ended October 5, 2008, and

•	a $1.2 million decrease due to the re-franchising and sale on September 8, 2008 of 11 company-operated restaurants in our Atlanta, Georgia market.
Franchise Revenues
Franchise revenues were $65.4 million in the forty weeks ended October 5, 2008, a $1.7 million increase from the comparable period in 2007. The increase was due primarily to a net $2.5 million increase in royalties and fees, primarily from new franchised restaurants and termination fees realized during the third quarter of 2008, partially offset by a 1.9% decrease in domestic franchise same-store sales.
Other Revenues
Other revenues were $2.9 million in the forty weeks ended October 5, 2008, a $0.6 million decrease from the comparable period in 2007, primarily as a result of a reduction in the number of leased or subleased properties.
Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other expenses were $32.9 million in the forty weeks ended October 5, 2008, a $2.2 million increase from the comparable period in 2007. Restaurant employee, occupancy and other expenses were 53% and 50% of sales from company-operated restaurants in the first forty weeks of 2008 and 2007, respectively. Restaurant employee, occupancy and other expenses benefited in the comparable period of 2007 from a credit for business interruption insurance recoveries of $0.4 million, or 0.7% of sales from company-operated restaurants. The remaining increase as a percentage of sales from company-operated restaurants was primarily associated with additional managers, higher utility expenses resulting from elevated third quarter fuel costs and other operating expenses.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $21.7 million in the forty weeks ended October 5, 2008, a $1.1 million increase from the comparable period in 2007. Restaurant food, beverages and packaging costs were 35% and 34% of sales from company-operated restaurants in the first forty weeks of 2008 and 2007, respectively, increasing primarily due to higher costs for poultry, wheat, shortening and other commodities.
General and Administrative Expenses
General and administrative expenses were $42.1 million in the forty weeks ended October 5, 2008, a $6.4 million increase from the comparable period of 2007. The increase was primarily due to:
•	a $2.7 million increase due to marketing and menu initiatives including national cable advertising, product research and other non-recurring costs, and

•	a $2.5 million increase due to higher personnel related costs, relocation and stock-based employee compensation, and

•	a $1.2 million increase due to travel, professional fees and other net general and administrative costs.
General and administrative expenses were approximately 32% and 28% of total revenues in the first forty weeks of 2008 and 2007, respectively. General and administrative expenses were approximately 3.1% and 2.7% of system-wide sales in the first forty weeks of 2008 and 2007, respectively.
Depreciation and Amortization
Depreciation and amortization was $5.0 million in the forty weeks ended October 5, 2008, a $0.3 million decrease from the comparable period in 2007. This decrease is primarily due to the reclassification of certain company-operated restaurant assets as “Assets held for sale”, resulting in the discontinuation of related depreciation. See Note 2 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Other Expenses (Income), Net
Other expenses (income), net were $5.1 million in income in the forty weeks ended October 5, 2008 as compared to an income of $1.7 million in the comparable period of 2007. The income generated in 2008 resulted primarily from recoveries from directors and officers insurance claims and gain on sale of assets partially offset by impairment charges. The income generated in 2007 resulted primarily from a net gain on insurance recoveries for property and equipment damage related to Hurricane Katrina. A schedule of the components of other expenses (income), net can be found at Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.

Interest Expense, Net
Interest expense, net was $6.3 million in the forty weeks ended October 5, 2008, a $0.2 million decrease from the comparable period in 2007. A schedule of the components of interest expense, net can be found at Note 9 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax Expense
In the first forty weeks of 2008, we had an income tax expense of $11.0 million compared to $11.6 million for the comparable period in 2007. Our effective tax rate associated with continuing operations in the first forty weeks of 2008 and 2007 was 39.3% and 37.3% respectively. The prior year’s effective tax rate benefited from the reversal of tax reserves due to the expiration of statutes of limitation. Had the statute not expired during the prior year, the effective tax rate for the forty weeks ended October 7, 2007 would have been 38.4%. The effective tax rate for the forty weeks of 2008 was unfavorably impacted by 0.8% associated with the impairment of non-deductible goodwill. Other differences between the effective tax rate and the statutory tax rate are principally attributable to estimated tax reserves, other permanent differences and inter-period allocations.
Liquidity and Capital Resources
We finance our business activities primarily with:
•	cash flows generated from our operating activities, and

•	borrowings under our 2005 Credit Facility.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $23.2 million and $32.6 million for the forty weeks ended October 5, 2008 and October 7, 2007, respectively. Based upon our generation of cash flow from operations, our existing cash reserves (approximately $10.4 million available as of October 5, 2008), and available borrowings under our 2005 Credit Facility (approximately $45.4 million available as of October 5, 2008), we believe that we will have adequate resources to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
During the third quarter of 2008, the Company completed the sale and re-franchising of 11 company-operated restaurants in Atlanta, Georgia for $3.5 million.
During the forty weeks ended October 5, 2008, we received $12.9 million of litigation related proceeds. See Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:
•	reinvestment in our core business activities that promote the Company’s strategic initiatives,

•	reduction of debt, and

•	repurchase of shares of our common stock.
Our investment in core business activities includes our obligation to maintain our company-operated restaurants and provide marketing plans, and operations support to our franchise system.
Under the terms of the Company’s 2005 Credit Facility, as amended, at the end of each fiscal year the Company is subject to mandatory prepayments on term loan borrowings of Consolidated Excess Cash Flow, as defined in the 2005 Credit Facility, less the amount of (1) any voluntary prepayments and (2) the amount by which the revolving loan commitments are permanently reduced in connection with repayments and mandatory prepayments of the revolving loans under the 2005 Credit Facility, when the Company’s Total Leverage Ratio equals or exceeds specified amounts, as defined in the 2005 Credit Facility. During the third quarter of 2008, we paid principal on the outstanding term loan of $0.3 million (bringing total principal payments on the term loan to $8.9 million for the forty weeks ended October 5, 2008). During the third quarter, we also paid down the outstanding revolving credit facility in the amount of $2.5 million. As of October 5, 2008, the Company had outstanding borrowings under the revolving credit facility totaling $12.5 million.
The Company did not repurchase any shares of our common stock during the third quarter of 2008.
On March 13, 2008, the Company repurchased approximately two million shares of our common stock under an accelerated share repurchase agreement (the “ASR”) with a financial institution. The ASR was completed during the second quarter of 2008. The Company paid a cash adjustment of $2.3 million for a final purchase price of $17.4 million. The repurchased shares have been retired and constitute authorized but unissued shares. Additionally, during the forty weeks ended October 5, 2008, the Company repurchased and retired approximately 0.2 million shares of common stock for $1.6 million. The Company did not repurchase any shares of our common stock during the third quarter of 2008.
As of October 5, 2008, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $39.0 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $19.3 million for the remainder of fiscal 2008.
Critical Accounting Policies and Significant Estimates
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for fiscal year ended December 30, 2007, except as follows:
Assets Held For Sale and Company-Operated Restaurant Impairments. In the first quarter of 2008, the Company commenced a process to identify experienced and qualified operators to enter into long-term franchising agreements and to purchase certain of its company-operated restaurant assets. During the second quarter of 2008, the Company’s Board of Directors authorized the negotiation of definitive agreements for the re-franchising and sale of 25 company-operated restaurant assets in Atlanta, Georgia. As a result, the Company recognized an impairment charge of $6.0 million during the second quarter of 2008 which represents the excess of the carrying values of the property and equipment, goodwill and other intangible assets associated with the restaurants over their estimated fair values, less cost to sell. The impairment charge is recorded as a component of “Other expenses (income), net” in the condensed consolidated statements of operations for the forty weeks ended October 5, 2008. During the third quarter of 2008, the Company completed the re-franchising and sale of 11 company-operated restaurants in Atlanta, Georgia for net proceeds of $3.5 million from the sale of assets and new franchise and development agreements. The Company continues to negotiate definitive agreements for the remaining 14 company-operated restaurants in Atlanta, Georgia. The Company expects that the re-franchising and sale of the assets will be completed by the end of the first quarter of 2009. The adjusted carrying value of the remaining Atlanta restaurant assets as of October 5, 2008 was $4.4 million and is classified as “Assets held for sale” on the condensed consolidated balance sheet.
Prior to the filing of the Company’s second quarter 2008 Form 10-Q, the Company’s Board of Directors further authorized the negotiation of a definitive agreement for the re-franchising and sale of four company-operated restaurant assets in Nashville, Tennessee. As a result, the Company recognized an impairment charge of $2.1 million in the second quarter of 2008 which represents the excess of the carrying values of the property and equipment, goodwill and other intangible assets associated with the restaurants over their estimated fair values, less cost to sell. The impairment charge is recorded as a component of “Other expenses (income), net” in the condensed consolidated statements of operations for the forty weeks ended October 5, 2008. The Company continues to seek qualified operators to re-franchise the four company-operated restaurants in Nashville, Tennessee. The Company is unable to estimate the timing of this future re-franchising transaction. The adjusted carrying value of the Nashville restaurant assets of $1.3 million is classified as a component of “Property and equipment, net” in the condensed consolidated balance sheet as of October 5, 2008.
Accounting for Income Taxes. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The amount of unrecognized tax benefits was approximately $4.7 million as of October 5, 2008 of which approximately $1.1 million, if recognized, would affect the effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. As of October 5, 2008, the Company has approximately $0.9 million of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2004 through 2006 are open to audit, with 2004 and 2005 currently under examination. The Company has recorded unrecognized tax benefits of approximately $0.8 million related to the period being examined. In general, the state tax years open to audit range from 2003 through 2006.
The Company has unrecognized tax benefits of approximately $0.8 million, which the Company would recognize within the next twelve months if the statute of limitations were to expire.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007. During the quarter ended October 5, 2008, there have been no material changes outside the ordinary course of business in the contractual obligations specified in December 30, 2007.
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
During the forty week period ended October 5, 2008, we invested approximately $2.3 million in various capital projects, including approximately $0.7 million in new restaurant locations, approximately $1.3 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment, and approximately $0.3 million in information technology hardware and site modeling software.
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
Impact of Inflation
The impact of inflation on the cost of food, labor, fuel and energy costs, and other commodities has increased our operating expenses. To the extent permitted by the competitive environment in which we operate, increased costs are partially recovered through menu price increases coupled with purchasing practices and productivity improvements.
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

Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s strategic plan including the re-franchising of company-operated restaurants, the effect of the Company’s marketing initiatives, the Company’s ability to repurchase shares of its common stock under its share repurchase program and the number of shares that may actually be repurchased (if any), projections and expectations regarding same-store sale growth, guidance for new openings, and restaurant closures, and the Company’s anticipated 2008 performances including projections regarding general and administrative expenses, interest expenses, net earnings per diluted share and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2005 Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, adverse effects of regulatory actions arising in connection with the restatement of our previously issued financial statements, effects of volatile gasoline prices, disruptions in the financial markets, general economic conditions, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2007 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Market Risk. We are exposed to market risk from changes in poultry and other commodity prices. Fresh chicken is the principal raw material for our Popeyes’ operations, constituting more than 40% of our “Restaurant food, beverages and packaging” costs. These costs are significantly affected by fluctuations in the cost of chicken, which can result from a number of factors, including fluctuations in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability. We are affected by fluctuations in the cost of other commodities including shortening, wheat, gas and utility price fluctuations. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
In order to ensure favorable pricing for fresh chicken purchases and maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc has entered into commodity pricing agreements at reduced pricing levels for 2009 for certain commodities including corn and soy, which impact the price of poultry and other food cost.
Instances of avian flu or other food-borne illnesses could adversely affect the price and availability of poultry. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us and could result in a decline in our sales.
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the forty weeks ended October 5, 2008 and October 7, 2007, foreign-sourced revenues represented approximately 5.6% and 4.3%, respectively, of our total revenues. As of October 5, 2008, approximately $0.8 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 25 foreign countries with approximately 30% of our revenues from international royalties originating from restaurants in Korea and Canada.
Interest Rate Risk With Respect to our 2005 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of October 5, 2008, we had outstanding borrowings under our 2005 Credit Facility of $126.7 million.
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
Effective for the period June 30, 2008 through June 30, 2010, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million. Pursuant to this agreement, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreement is to limit the interest rate exposure on a portion of the Term B debt outstanding under the 2005 Credit Facility to a fixed rate of 4.87%. At October 5, 2008, the fair value of this agreement was approximately $0.6 million and was recorded as a component of “Other long-term assets, net.” As of October 5, 2008, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreement, was approximately 5.0%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2005 Credit Facility would be approximately $0.3 million, taking into account the interest rate swap agreement.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007 except as noted below. The information below updates our risk factors and should be read in conjunction the risk factors in our Annual Report of Form 10-K for the year ended December 30, 2007.
Disruptions in the financial markets may adversely impact the availability and cost of credit and the slower economy may impact consumer spending patterns.
The ability of our franchisees and prospective franchisees to obtain financing for development of new restaurants or reinvestment in existing restaurants depends in part upon financial and economic conditions which are beyond their control. If our franchisees are unable to obtain financing on acceptable terms to develop new restaurants or reinvest in existing restaurants, our business and financial results could be adversely affected.
Disruptions in the financial markets and slow economy may also adversely impact consumer spending patterns. There can be no assurances that governmental, or other responses to the challenging credit environment will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. Declines in or displacement of our guests’ discretionary spending could reduce traffic in our system’s restaurants and/or limit the ability to raise prices.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2008, the Company did not repurchase any shares of our common stock.
As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. As of October 5, 2008, the remaining value of shares that may be repurchased under the share repurchase program was approximately $39.0 million. See Note 6 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $19.3 million for the remainder of fiscal 2008.

Item 6. Exhibits
(a) Exhibits

Exhibit 3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s current report on Form 8-K filed April 16, 2008).

Exhibit 10.1	Amended and Restated Employment Agreement dated as of November 12, 2008 between AFC Enterprises, Inc. and Harold M. Cohen.

Exhibit 10.2	Amended and Restated Employment Agreement dated as of November 12, 2008 between AFC Enterprises, Inc. and Henry Hope, III.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 11 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.
Date: November 12, 2008	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)