Form 10-K
period 2008-12-28
AFC ENTERPRISES INC
filed 2009-03-11
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2).  Yes ☐     No ☑

As of July 13, 2008 (the last day of the registrant’s second quarter for 2008), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market System, was approximately $202,121,777.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2009

Common stock, $0.01 par value per share	25,306,473 shares

Documents incorporated by reference:  Portions of our 2009 Proxy Statement are incorporated herein by reference in Part III of this Annual Report.

AFC ENTERPRISES, INC.
INDEX TO FORM 10-K

PART I.

Item 1.	BUSINESS

AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates, and franchises quick-service restaurants (“QSRs” or “restaurants”) under the trade name Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”). Within Popeyes, we manage two business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found in Note 23 to our Consolidated Financial Statements.

In recent years, we have narrowed our business model from a multi-brand operator to focus only on the Popeyes brand. Following the sale of Church’s Chicken® (“Church’s”) in December of 2004 (which is more fully described in Note 21 to our Consolidated Financial Statements), we renegotiated our material outsourcing contracts, closed our then-existing corporate offices, reduced our AFC corporate staffing, and integrated the remaining AFC corporate staff and services into Popeyes’ business operations (which is more fully described in Note 22 to our Consolidated Financial Statements). These transitional activities were completed during 2005 and the first half of 2006.

Popeyes Profile

Popeyes was founded in New Orleans, Louisiana in 1972 and is the world’s second largest quick-service chicken concept based on the number of units. Within the QSR industry, Popeyes distinguishes itself with a unique “New Orleans” style menu that features spicy chicken, chicken sandwiches, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional items. Popeyes is a highly differentiated QSR brand with a passion for its New Orleans heritage and flavorful authentic food.

As of December 28, 2008, we operated and franchised 1,922 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 25 foreign countries. The map below shows the concentration of our domestic restaurants, by state.

As of December 28, 2008, of our 1,527 domestic franchised restaurants, approximately 70% were concentrated in Texas, California, Louisiana, Florida, Illinois, Maryland, New York, Georgia, Virginia and Mississippi. Of our 340 international franchised restaurants, approximately 59% were located in Korea, Canada, Turkey, and Indonesia as of December 28, 2008. Of our 55 company-operated restaurants, more than 90% were concentrated in Georgia, Louisiana and Tennessee.

Our Business Strategy

Our new business strategy, announced during the first quarter of 2008, capitalizes on our strengths as a highly franchised restaurant system. The model provides diverse and reliable earnings and cash flows, with low capital spending demands. It efficiently produces cash flows which are available for use in enhancing our shareholder value. Additionally, this model provides the ability to expand the Popeyes system more rapidly than under a company-operated restaurant model.

Our strategy is built on the four pillars below and emphasizes more compelling everyday value, speed of service, and improved restaurant profitability. We believe our execution of these proven strategies makes Popeyes more competitive immediately and better positioned for accelerated growth as the consumer environment improves.

•	Build the Popeyes Brand — offering a distinctive brand and menu with clear competitive advantages.

•	We launched our new menu boards featuring three new permanent menu platforms — Big Deals value sandwiches and wraps, Louisiana Travelers nuggets and tenders, and Big Easy chicken bowls and chicken sandwiches — adding greater flexibility to address value, portability, and lunch and snack dayparts.

•	We also refreshed our logo design and created food-focused advertising that capitalizes on the superiority of our food, the strength of our flavorful signature menu and our culinary heritage.

•	In connection with the launch of our new products, messaging and menu boards, the Company shifted the majority of Popeyes’ media advertising funds to national cable advertising during the third and fourth quarters of 2008. In further support of national cable advertising, the Company invested $2.0 million in additional advertising dollars and the majority of the Popeyes’ franchisees agreed to contribute an additional 1% of their restaurants sales to the Popeyes’ advertising fund during the same period. As a result, our television media weight more than doubled. In 2009, we will continue to support and invest in national advertising to expand media reach to bring guests into our restaurants.

•	Run Great Restaurants — strengthening restaurant operations and improving the Popeyes guest experience by providing service as distinctive as our food.

•	We have partnered with our franchisees to implement a guest experience monitor (GEM) to gauge guest satisfaction and improve the guest experience at every restaurant in the Popeyes system.

•	We designed and implemented a new restaurant operations scorecard supported with a restructuring of our field operations team to accomplish quarterly operations assessments of restaurants against Popeyes standards and procedures and to develop specific action plans to improve operations.

•	We continue to use these new tools to make measurable operations improvements in 2009.

•	Strengthen Unit Economics — identifying cost savings to improve food, labor and overhead efficiencies in the restaurants.

•	We remain focused on improving Popeyes restaurant unit economics to better position franchisees to build new units as the economic environment improves. Initiatives include new tools to enhance food cost management and labor scheduling, and the standardization of equipment and systems for improved productivity.

•	We have invested in the development of new site modeling software utilizing consumer and real estate data which we believe provides an improved approach to selection of sites for future development.

•	Align People and Resources to Deliver Results — making significant investments in brand building, operational tools and talent.

•	We will continue to partner with our franchisees and make investments in 2009 to strengthen brand building and menu innovation to drive guest traffic increases.

•	Consistent with our strategic initiative to re-franchise company-operated restaurants, the Company completed the re-franchising and sale of 11 company-operated restaurants in Atlanta, Georgia for net proceeds of $3.5 million from the sale of assets and new franchise and development agreements. On January 26, 2009, the Company completed the re-franchising and sale of three company-operated restaurants in Nashville, Tennessee for net proceeds of $1.1 million from the sale of assets and new franchise and development agreements. The Company continues to negotiate definitive agreements for the remaining 14 company-operated restaurants in Atlanta, Georgia; however, at this time the Company is unable to predict the timing of when a sale will be completed.

The following features of the Company are material to the execution of our initiatives and business strategies discussed above.

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

International Development Agreements.  Our international franchise development agreements are similar to our domestic franchise development agreements, though the development time frames can be longer and the development fees generally range from $15,000 to $50,000 for each restaurant developed. Depending on the market, limited sub-franchising rights may also be granted.

Domestic Franchise Agreements.  Once we execute a development agreement, we enter into a franchise agreement with our franchisee that conveys the right to operate the specific Popeyes restaurant at a site to be selected by the franchisee and approved by us within 180 days from the execution of the franchise agreement. Our current franchise agreements generally provide for payment of a franchise fee of $30,000 per location.

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

International Franchise Agreements.  The terms of our international franchise agreements are substantially similar to those included in our domestic franchise agreements, except that these agreements may be modified to reflect the multi-national nature of the transaction and to comply with the requirements of applicable local laws. Our current international franchise agreements generally provide for payment of a franchise fee of up to $30,000 per location. In addition, the effective royalty rates may differ from those included in domestic franchise agreements, and may be lower due to the greater number of restaurants required to be developed by our international franchisees.

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

Each international market has its own factors that lead to venue and site determination. In international markets, we use different venues including freestanding, in-line, food court and other nontraditional venues. Market development strategies are a collaborative process between Popeyes and our franchisees so we can leverage local market knowledge.

Suppliers and Purchasing Cooperative

Suppliers.  Our franchisees are required to purchase all ingredients, products, materials, supplies and other items necessary in the operation of their businesses solely from suppliers who have been approved by us. These suppliers are required to meet or exceed strict quality control standards, and they must possess adequate capacity to supply our franchisees reliably.

Purchasing Cooperative.  Supplies are generally provided to our domestic franchised and company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We, our Popeyes franchisees and the owners of Cinnabon bakeries hold membership interests in SMS in proportion to the number of restaurants owned. As of December 28, 2008, we held one of SMS’s seven seats on the SMS board of directors. Our Popeyes franchise agreements require that each franchisee join SMS.

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

Marketing and Advertising

Each domestic Popeyes restaurant, company-operated or franchised, contributes to an advertising fund that supports (1) branding and marketing initiatives, and the development of marketing materials that are used throughout our domestic restaurant system and (2) local marketing programs. We act as agent for the fund and coordinate its activities. We and our Popeyes franchisees made contributions to the advertising fund of approximately $61.2 million in 2008, $57.6 million in 2007, and $57.7 million in 2006.

During the third and fourth quarters of 2008, the Company and the majority of Popeyes franchisees contributed additional funds in support of the Company’s shift in advertising funds from local media to national cable advertising.

Fiscal Year and Seasonality

Our fiscal year is composed of 13 four-week accounting periods and ends on the last Sunday in December. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. Fiscal 2008, which ended on December 28, 2008, consisted of 52 weeks. Fiscal 2007 consisted of 52 weeks. Fiscal 2006 consisted of 53 weeks (including one five-week accounting period in our fiscal fourth quarter).

Seasonality has little effect on our operations.

Employees

As of February 22, 2009, we had approximately 1,300 hourly employees working in our company-operated restaurants. Additionally, we had approximately 60 employees involved in the management of our company-operated restaurants, composed of restaurant managers, multi-unit managers and field management employees. We also had approximately 150 employees responsible for corporate administration, franchise services and business development.

None of our employees are covered by a collective bargaining agreement. We believe that the dedication of our employees is critical to our success and that our relationship with our employees is good.

Intellectual Property and Other Proprietary Rights

We own a number of trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, or for which we have made application to register, including the marks “AFC,” “AFC Enterprises,” “Popeyes,” “Popeyes Chicken & Biscuits,” and the brand logo for Popeyes and Popeyes Louisiana Kitchen. In addition, we have registered, or made application to register, one or more of these marks and others, or their linguistic equivalents, in foreign countries in which we do business, or are contemplating doing business. There is no assurance that we will be able to obtain the registration for the marks in every country where registration has been sought. We consider our intellectual property rights to be important to our business and we actively defend and enforce them.

Copeland Formula Agreement.  We have a formula licensing agreement with the estate of Alvin C. Copeland, the founder of Popeyes. Under this agreement, we have the worldwide exclusive rights to the Popeyes fried chicken recipe and certain other ingredients used in Popeyes’ products. The agreement provides that we pay the estate of Mr. Copeland approximately $3.1 million annually through March 2029.

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

International Operations

We continue to expand our international operations through franchising. As of December 28, 2008, we franchised 340 international restaurants. During 2008, franchise revenues from these operations represented approximately 11.3% of our total franchise revenues. For each of 2008, 2007, and 2006, international revenues represented 5.7%, 4.5%, and 4.7%, of total revenues, respectively.

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

Many states and the Federal Trade Commission, as well as certain foreign countries, require franchisors to transmit specified disclosure documents to potential franchisees before granting a franchise. Additionally, some states and certain foreign countries require us to register our franchise disclosure documents before we may offer a franchise.

We have franchise agreements related to the operation of restaurants located on various military bases abroad which are with certain governmental agencies and are subject to renegotiation of profits or termination at the election of the U.S. government. During 2008, royalty revenues from these restaurants were approximately $1.1 million.

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

Disruptions in the financial markets may adversely affect the availability and cost of credit and the slower economy may impact consumer spending patterns.

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

Disruptions in the financial markets and the slower economy may also adversely affect consumer spending patterns. There can be no assurances that governmental, or other responses to the challenging credit environment will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. Declines in or displacement of our guests’ discretionary spending could reduce traffic in our system’s restaurants and/or limit our ability to raise prices.

Because our operating results are closely tied to the success of our franchisees, the failure or loss of one or more franchisees, operating a significant number of restaurants, could adversely affect our operating results.

Our operating results are dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants. How well our franchisees operate their restaurants and their desire to maintain their franchise relationship with us is outside of our direct control. In addition, economic conditions and the availability of credit may have an adverse impact on our franchisees. Any failure of these franchisees to operate their franchises successfully or the loss of these franchisees could adversely affect our operating results. As of December 28, 2008, we had 350 franchisees operating restaurants within the Popeyes system and several preparing to become operators. The largest of our domestic franchisees operates 165 Popeyes restaurants; and the largest of our international franchisees operates 94 Popeyes restaurants. Typically, each of our international franchisees is responsible for the development of significantly more restaurants than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully.

If our franchisees are unable or unwilling to open a sufficient number of restaurants, our growth strategy could be at risk.

As of December 28, 2008, we franchised 1,527 restaurants domestically and 340 restaurants in Puerto Rico, Guam and 25 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants. If our franchisees are unable to open a sufficient number of restaurants, our growth strategy could be significantly impaired.

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

Our 2005 Credit Facility may limit our ability to expand our business, and our ability to comply with the repayment requirements, covenants, tests and restrictions contained the 2005 Credit Facility may be affected by events that are beyond our control.

The 2005 Credit Facility contains financial and other covenants, including covenants requiring us to maintain various financial ratios described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” limiting our ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends and limiting the amount of debt which can be loaned to our franchisees or guaranteed on their behalf. This facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, the failure to maintain the financial ratios described above, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. The restrictive covenants in our 2005 Credit Facility may limit our ability to expand our business, and our ability to comply with these provisions may be affected by events beyond our control. A failure to comply with any of the financial and operating covenants included in the 2005 Credit Facility would result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time. Were we to default on the terms and conditions of the 2005 Credit Facility and the debt were accelerated by the facility’s lenders, such developments would have a material adverse impact on our financial condition and our liquidity.

Additionally, future debt maturities under the 2005 Credit Facility include payments of approximately $28.1 million in 2010 and approximately $82.1 million in 2011. The current financial environment has resulted in diminished and more expensive credit availability, and could make it more difficult for us to refinance our existing credit facility. A lack of availability and increased cost of refinancing could have a material adverse impact on our financial condition and our liquidity.

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

Labor is a primary component in the cost of operating our restaurants. As of February 22, 2009, we employed approximately 1,300 hourly employees in our company-operated restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal minimum wage or increases in other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers and crew members, necessary to keep pace with our expansion schedule. The number of qualified individuals needed to fill these positions is in short supply in some areas.

Instances of food-borne illness or avian flu could adversely affect the price and availability of poultry and other foods and create negative publicity which could result in a decline in our sales.

Instances of food-borne illness or avian flu could adversely affect the price and availability of poultry and other foods. As a result, Popeyes restaurants could experience a significant increase in food costs if there are additional instances of avian flu or food-borne illnesses. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us. This negative publicity, as well as any other negative publicity concerning food products we serve, may reduce demand for our food and could result in a decrease in guest traffic to our restaurants. A decrease in guest traffic to Popeyes restaurants as a result of these health concerns or negative publicity could result in a decline in our sales.

Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.

As of December 28, 2008, we had 340 franchised restaurants in Puerto Rico, Guam and 25 foreign countries. Business at these operations is conducted in the respective local currency. The amount owed us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. We expect that our franchise revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.

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

Factors that may cause our quarterly results or same-store sales to fluctuate include the following:

•	the opening of new restaurants by us or our franchisees;

•	the closing of restaurants by us or our franchisees;

•	volatility of gasoline prices;

•	increases in labor costs;

•	increases in the cost of commodities and paper products;

•	the ability of our franchisees to meet their future commitments under development agreements;

•	consumer concerns about food quality or food safety;

•	the level of competition from existing or new competitors in the QSR industry;

•	inclement weather patterns; and

•	economic conditions generally, and in each of the markets in which we, or our franchisees, are located.

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

In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for us and our Popeyes franchisees, SMS has entered into poultry supply contracts with various suppliers. These contracts establish pricing arrangements, as well as purchase commitments. AFC has agreed to indemnify SMS as it concerns any shortfall of annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. If we and our Popeyes franchisees fail to purchase fresh chicken at the commitment levels, and our suppliers are unable to mitigate damages, AFC may be required to purchase the commitment shortfall. This may result in losses as AFC would then need to find uses for the excess chicken purchases or to resell the excess purchases at spot market prices. This could adversely affect our operating results.

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

We own, lease or sublease the land and buildings for our company-operated restaurants. In addition, we own, lease or sublease land and buildings, which we lease or sublease to our franchisees and third parties.

The following table sets forth the locations by state of our domestic company-operated restaurants as of December 28, 2008:

	Land and	Land and/or
	Buildings Owned	Buildings Leased	Total

Louisiana	3	21	24
Georgia	2	13	15
Tennessee	2	10	12
Mississippi	0	3	3
Arkansas	0	1	1

Total	7	48	55

On January 26, 2009, we completed the re-franchising and sale of three company-operated restaurants in Tennessee, which are included above under “Land and/or Buildings Leased.”

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

Within our franchise operations segment, our typical restaurant leases or subleases to franchisees are triple net to the franchisee, that require them to pay minimum rent (based upon prevailing market rental rates), real estate taxes, maintenance costs and insurance premiums, as well as percentage rents based on sales in excess of specified amounts. The subleases have a term that usually coincides with the term of the underlying base lease for the location. These leases are typically cross-defaulted with the corresponding franchise agreement for that site. As of December 28, 2008, we leased 21 restaurants and subleased 46 restaurants to franchisees. Additionally, we leased two properties to unrelated third parties. Of the restaurants leased or subleased to franchisees, 48 were located in Texas.

As of December 28, 2008, we owned four additional and leased two additional surplus properties.

As discussed in Note 9 to the Consolidated Financial Statements, all owned property is pledged as security under our 2005 Credit Facility.

As of December 28, 2008, we leased approximately 33,002 square feet of office space in a facility located in Atlanta, Georgia that is the headquarters for the Company. This lease is subject to extensions through 2016.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 4A.	EXECUTIVE OFFICERS

The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position

Cheryl A. Bachelder	52	President and Chief Executive Officer
H. Melville Hope, III	47	Senior Vice President and Chief Financial Officer
Richard H. Lynch	54	Chief Marketing Officer
Harold M. Cohen	45	Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary

Cheryl A. Bachelder, age 52, has served as our Chief Executive Officer and as President of Popeyes since November 2007. Ms. Bachelder has served on the Board of AFC Enterprises, Inc since November 2006 and on the Board of True Value Corporation since July 2006. From January 2001 to September 2003, she was the President and Chief Concept Officer for KFC Corporation in Louisville, Kentucky. While at KFC, she was responsible for leading their U.S. restaurants, including operations and all other functional areas of the business. From June 1995 to December 2000, Ms Bachelder served as Vice President, Marketing and Product Development for Domino’s Pizza, Inc.

H. Melville Hope, III, age 47, has served as our Chief Financial Officer since December 2005. From February 2004 until December 2005, Mr. Hope served as our Senior Vice President, Finance and Chief Accounting Officer. From April 2003 to February 2004, Mr. Hope was our Vice President of Finance. Prior to joining AFC, he was an independent consultant in Atlanta, Georgia from January 2003 to April 2003. From April 2002 to January 2003, Mr. Hope was Chief Financial Officer for First Cambridge HCI Acquisitions, LLC, a real estate investment firm, located in Birmingham, Alabama. From November 2001 to April 2002, Mr. Hope was a financial and business advisory consultant in Atlanta, Georgia. From July 1984 to July 2001, Mr. Hope was an accounting, auditing and business advisory professional for PricewaterhouseCoopers, LLP in Atlanta, Georgia, in Savannah, Georgia and in Houston, Texas where he was admitted to the partnership in 1998.

Richard H. Lynch, age 54, was appointed to the position of our Chief Marketing Officer effective March 1, 2008, following his consultancy as interim CMO. Mr. Lynch served as Principal of Go LLC, a marketing consulting firm specializing in restaurant and food retail from July 2003 to February 2008, where he developed brand strategy and innovation plans for concepts including Burger King, Ruby Tuesday, and Buffalo Wild Wings. From November 1982 to June 2003, Mr. Lynch served as Executive Vice President at Campbell Mithun Advertising where he led the development of brand architecture and positioning for brands such as Domino’s Pizza, Martha Stewart Everyday and Betty Crocker.

Harold M. Cohen, age 45, has served as our Senior Vice President of Legal Affairs, Corporate Secretary and General Counsel since September 2005. Mr. Cohen has served as our Chief Administrative Officer since May 2008. Mr. Cohen has been General Counsel of Popeyes, a division of AFC Enterprises, Inc., since January 2005. He also has served as Vice President of AFC since July 2000. From April 2001 to December 2004, he served as Deputy General Counsel of AFC. From August 1995 to June 2000, he was Corporate Counsel for AFC.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Nasdaq Global Market under the symbol “AFCE.”

The following table sets forth the high and low per share sales prices of our common stock, by quarter, for fiscal years 2008 and 2007.

	2008		2007
(Dollars per share)	High	Low	High	Low

First Quarter	$11.35	$7.07	$20.18	$15.10
Second Quarter	$10.68	$7.79	$21.10	$17.04
Third Quarter	$9.56	$6.43	$17.88	$13.11
Fourth Quarter	$6.45	$2.85	$15.66	$10.41

Share Repurchases

During fiscal year 2008, we repurchased and retired 2,120,401 shares of our common stock for approximately $19.0 million under our share repurchase program, primarily under an accelerated share repurchase program executed in the first quarter and settled during the second quarter of 2008. During the second, third and fourth quarters of 2008, we did not repurchase any additional shares of our common stock.

As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s board of directors has approved a share repurchase program. As of December 28, 2008, the remaining shares that may be repurchased under the program was approximately $38.9 million. See Note 12 to our Consolidated Financial Statements.

Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $27.6 million for the remainder of fiscal 2009.

Shareholders of Record

As of February 22, 2009, we had 58 shareholders of record of our common stock.

Dividend Policy

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

Stock Performance Graph

The following stock performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group index for the period from December 28, 2003 through December 28, 2008 and further assumes the reinvestment of all dividends.

Comparison of Cumulative Five Year Total Return

Company Name/Index	12/28/2003	12/26/2004	12/25/2005	12/31/2006	12/30/2007	12/28/2008
AFC Enterprises, Inc.	$100	$117	$144	$167	$99	$41
S&P 500 INDEX	$100	$112	$120	$137	$145	$88
Peer Group	$100	$133	$151	$189	$214	$171

Our Peer Group Index is composed of the following quick service restaurant companies: CKE Restaurants Inc., Jack In the Box Inc., Papa Johns International Inc., Sonic Corp., Wendy’s International Inc. (included through 9/29/08, when it was acquired by Triarc Companies, Inc.), and YUM! Brands Inc.

Item 6.	SELECTED FINANCIAL DATA

The following data was derived from our Consolidated Financial Statements. Such data should be read in conjunction with our Consolidated Financial Statements and the notes thereto and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 of this Annual Report.

(Dollars in millions, except per share data)	2008	2007	2006	2005	2004

Summary of operations:
Revenues(1)
Sales by company-operated restaurants	$78.3	$80.0	$65.2	$60.3	$85.8
Franchise revenues(2)	84.6	82.8	82.6	77.5	72.8
Rent and other revenues	3.9	4.5	5.2	5.6	5.3

Total revenues	$166.8	$167.3	$153.0	$143.4	$163.9
Operating profit (loss)(3)	$40.3	$45.6	$45.3	$(6.9)	$(19.4)
Income (loss) before discontinued operations(4)	19.4	23.1	22.2	(8.4)	(14.3)
Net income(5)	19.4	23.1	22.4	149.6	24.6
Earnings per common share, basic:(6)
Income (loss) before discontinued operations	$0.76	$0.81	$0.75	$(0.29)	$(0.51)
Net income	0.76	0.81	0.76	5.14	0.87
Earnings per common share, diluted:(6)
Income (loss) before discontinued operations	$0.76	$0.80	$0.74	$(0.29)	$(0.51)
Net income	0.76	0.80	0.75	5.14	0.87
Year-end balance sheet data:
Total assets	$132.0	$155.0	$163.1	$212.7	$361.9
Total debt(7)	119.2	132.8	134.0	191.4	94.0
Total shareholders’ equity (deficit)(8)	(39.3)	(40.3)	(31.2)	(48.7)	140.9

(1)  Factors that impact the comparability of revenues for the years presented include:

(a)	The effects of restaurant openings, closings, unit conversions and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

(b)	During the third quarter of 2005, the company-operated restaurants in the City of New Orleans were adversely affected by Hurricane Katrina. The timing of restaurant closures and re-openings resulted in: a decrease in company-operated restaurant sales of approximately $8.7 million in 2005 as compared to 2004; a decrease in company-operated restaurant sales of approximately $9.9 million in 2006 as compared to 2005; and an increase in company-operated restaurant sales of approximately $13.1 million in 2007 as compared to 2006.

(c)	The Company’s fiscal year ends on the last Sunday in December. The 2006 fiscal year consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks each. The 53rd week in 2006 increased sales by company-operated restaurants by approximately $1.2 million and increased franchise revenues by approximately $1.3 million.

(d)	On May 1, 2006, the Company completed an acquisition of 13 franchised restaurants from a Popeyes franchisee in the Memphis and Nashville, Tennessee markets. The results of operations of the acquired restaurants are included in the consolidated financial statements since that date. The acquired units increased 2006 revenues by approximately $10.0 million (net of lost franchise revenues attributable to these restaurants) and increased 2007 revenues by approximately $5.3 million as compared to 2006 (net of lost franchise revenues attributable to these restaurants). Additional information concerning this acquisition can be found at Note 24 to our Consolidated Financial Statements.

(e)	On September 6, 2008, the Company completed the re-franchising and sale of 11 company-operated restaurants in its Atlanta, Georgia market resulting in a decrease in 2008 revenues of approximately $4.0 million (net of franchise royalties earned) as compared to 2007.

(f)	During 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”) and began consolidating three franchisees that qualified for consolidation under FIN 46R. These franchisees were not retroactively consolidated for years prior to 2004. Since adoption of FIN 46R, due to changes in the ownership structure of these franchisees, our relationship to each of the franchisees has substantially changed, and they are no longer VIEs. During 2006, 2005 and 2004, the consolidation of these franchisees increased sales by company-operated restaurants by approximately $1.2 million, $2.7 million, and $12.6 million, respectively. Additional information with respect to theses entities is discussed in Note 2 to our Consolidated Financial Statements.

(2)	Franchise revenues are principally composed of royalty payments from franchisees that are determined based upon franchisee sales. While franchisee sales are not recorded as revenues by the Company, management believes they are important in understanding the Company’s financial performance because these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. Total franchisee sales were $1.663 billion in 2008, $1.651 billion in 2007, $1.661 billion in 2006, $1.552 billion in 2005, and $1.452 billion in 2004. Fiscal year 2006 included a 53rd week which increased franchisee sales by approximately $27.9 million. All other fiscal years presented consisted of 52 weeks.

(3)	Additional factors that impact the comparability of operating profit (loss) for the years presented include:

(a)	During 2005, general and administrative expenses included approximately $8.3 million relating to corporate restructuring charges as well as stay bonuses and severance costs paid to the Company’s former Chief Executive Officer, former Chief Financial Officer and former General Counsel. During 2004, general and administrative expenses included approximately $10.8 million relating to corporate severances, initial costs for Sarbanes-Oxley controls documentation and compliance, implementation of a new information technology system and legal and other costs associated with the settlement of certain franchisee disputes.

(b)	During 2008, 2007, 2006, 2005, and 2004, our expenses (income) associated with litigation related costs (proceeds) were approximately $(12.9) million, $(0.9) million, $(0.3) million, $21.8 million, and $3.8 million, respectively. The substantially higher costs in 2005 relate to the settlement of certain shareholder litigation. The substantially higher income in 2008 relates to recoveries from claims against certain director and officers liability insurance policies.

(c)	During 2008, 2007, 2006, 2005, and 2004, impairments and disposals of fixed assets were approximately $9.5 million, $1.9 million, $0.1 million, $5.8 million, and $4.8 million, respectively. Of the 2008 impairments, $9.2 million was associated with the re-franchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee. See further discussion in Note 2 to our Consolidated Financial Statements. Of the 2005 impairments, $4.1 million was due to the adverse effects of Hurricane Katrina, $0.6 million of which were subsequently reversed due to adjustments to damage estimates in 2006.

(d)	During 2006 and 2005, our expenses (income), net associated with hurricane related costs (other than impairments of long-lived assets) associated with Hurricane Katrina were approximately $0.7 million and $(2.5) million, respectively. During 2007, the Company also recognized approximately $4.8 million of income from insurance proceeds related to property damage and business interruption claims.

(e)	During 2004, the Company incurred approximately $9.0 million of net costs associated with the termination of the lease for our AFC corporate headquarters.

(f)	Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. For further discussion regarding SFAS 123R see the section entitled “Stock-Based Employee Compensation” in Note 2 to our Consolidated Financial Statements. The Company recorded $2.5 million, $1.7 million, $3.4 million, $2.9 million, and $0.4 million, in total stock compensation expense during 2008, 2007, 2006, 2005, and 2004, respectively.

(4)	During 2008, 2007, 2006, 2005, and 2004, income (loss) before discontinued operations and accounting change includes “interest expense, net” of approximately $8.1 million, $8.7 million, $11.1 million, $6.8 million, and $5.5 million, respectively.

(5)	Historically, the Company also developed, operated and franchised quick-service restaurants and bakeries under the trade names Church’s Chicken® (“Church’s”) (sold December 28, 2004) and Cinnabon® (“Cinnabon”) (sold November 4, 2004). For a discussion of these divestitures, see Note 21 to our Consolidated Financial Statements. In our Consolidated Financial Statements, financial results relating to these divested operations are presented as discontinued operations. Net income includes discontinued operations which provided income of $0.2 million in 2006, $158.0 million in 2005, and $39.1 million in 2004. Discontinued operations, in 2005, represent a $158.0 million gain on sale of Church’s, net of income taxes.

(6)	Weighted average common shares for the computation of basic earnings per common share were 25.6 million, 28.6 million, 29.5 million, 29.1 million, and 28.1 million for 2008, 2007, 2006, 2005, and 2004, respectively. Weighted average common shares for the computation of diluted earnings per common share were 25.7 million, 28.8 million, 29.8 million, 29.1 million, and 28.1 million, for 2008, 2007, 2006, 2005, and 2004, respectively. For fiscal years 2005 and 2004, potentially dilutive employee stock options were excluded from the computation of dilutive earnings per share due to the anti-dilutive effect they would have on “loss before discontinued operations.”

(7)	Total debt includes the long-term and current portions of our debt facilities, capital lease obligations, outstanding lines of credit, and other borrowings associated with both continuing and discontinued operations.

(8)	During 2008, we repurchased approximately 2.1 million shares of our common stock for approximately $19.0 million. During 2007, we repurchased approximately 2.5 million shares of our common stock for approximately $39.4 million. During 2006, we repurchased approximately 1.5 million shares of our common stock for approximately $20.3 million. During 2005, we repurchased approximately 1.5 million shares of common stock for approximately $19.5 million and we paid a special cash dividend of approximately $352.9 million. No repurchases were made during 2004.

Summary of System-Wide Data

The following table presents financial and operating data for the Popeyes restaurants we operate and those that we franchise. The data presented is unaudited. Data for franchised restaurants is derived from information provided by our franchisees. We present this data because it includes important operational measures relevant to the QSR industry.

	2008	2007	2006	2005	2004

Global system-wide sales increase(1)	0.6%	0.3%	7.0%	4.8%	4.5%
Domestic same-store sales increase (decrease) for company-operated restaurants(2)	(5.6)%	(7.8)%	9.0%	6.5%	0.9%
Domestic same-store sales increase (decrease) for franchised restaurants(2)	(2.1)%	(2.1)%	1.3%	3.2%	1.4%
Total domestic same-store sales increase (decrease) for company-operated and franchised restaurants	(2.2)%	(2.3)%	1.6%	3.3%	1.3%
International same-store sales increase (decrease) for franchised restaurants(2)	4.1%	1.1%	(3.2)%	(4.2)%	(6.0)%

Total global same-store sales increase (decrease)	(1.7)%	(2.0)%	1.1%	2.6%	0.6%

Company-operated restaurants (all domestic)
Restaurants at beginning of year	65	56	32	56	80
New restaurant openings	1	5	3	1	—
Unit conversions, net(3)	(11)	1	12	2	(19)
Permanent closings	(3)	(3)	(3)	(7)	(4)
Temporary (closings)/re-openings, net(4)	3	6	12	(20)	(1)

Restaurants at end of year	55	65	56	32	56

Franchised restaurants (domestic and international)
Restaurants at beginning of year	1,840	1,822	1,796	1,769	1,726
New restaurant openings	139	119	139	122	109
Unit conversions, net(3)	11	(1)	(12)	(2)	19
Permanent closings	(117)	(106)	(93)	(95)	(77)
Temporary (closings)/re-openings, net(4)	(6)	6	(8)	2	(8)

Restaurants at end of year	1,867	1,840	1,822	1,796	1,769

Total system restaurants	1,922	1,905	1,878	1,828	1,825

New franchised restaurant openings
Domestic	72	77	97	71	57
International	67	42	42	51	52

Total new franchised restaurant openings	139	119	139	122	109

Franchised restaurants (end of year)
Domestic	1,527	1,518	1,503	1,451	1,416
International	340	322	319	345	353

Restaurants at end of year	1,867	1,840	1,822	1,796	1,769

(1)	Fiscal year 2006 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks each. The 53rd week in 2006 contributed approximately 1.8% to global system-wide sales growth. Excluding the impact of the 53rd week in 2006, global system-wide sales growth in 2007 was approximately 2.1%.

(2)	New restaurants are included in the computation of same-store sales after they have been open 15 months. Unit conversions are included immediately upon conversion.

(3)	Unit conversions include the sale or purchase of company-operated restaurants to/from a franchisee.

(4)	Temporary closings are presented net of re-openings. Most temporary closings arise due to the re-imaging or the rebuilding of older restaurants. In 2005, there were significant temporary closings related to Hurricane Katrina. Re-openings of temporarily closed restaurants also include stores shown as re-opened and then transferred to the permanent closure category for purposes of the unit roll forward.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Selected Financial Data, our Consolidated Financial Statements and our Risk Factors that are included elsewhere in this filing.

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

Nature of Business

AFC develops, operates, and franchises quick-service restaurants under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”) in 44 states, the District of Columbia, Puerto Rico, Guam, and 25 foreign countries. Popeyes has two reportable business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 23 to our Consolidated Financial Statements.

Management Overview of 2008 Operating Results

Our fiscal year 2008 results and highlights include the following.

•	We reported net income of $19.4 million, or diluted earnings per share of $0.76 (approximately $0.65 without the impact of other expenses (income), net which includes insurance recovery benefits and asset impairments).

•	Total system-wide sales grew by 0.6%.

•	Total domestic same-store sales decreased by 2.2% and international same-store sales increased by 4.1%, resulting in a global same-store sales decrease of 1.7%.

•	Our global restaurant system grew by 17 net restaurants.

•	We repurchased approximately 2.1 million shares of our common stock.

•	We repaid $13.4 million, net in debt under our 2005 credit facility.

•	We received $12.9 million in proceeds related to certain directors and officers liability insurance policies.

•	We completed the re-franchising of 11 restaurants in our Atlanta market for cash proceeds of $3.5 million.

•	We recorded $9.2 million in impairment charges associated with the re-franchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee. See further discussion under the heading entitled “Critical Accounting Policies and Significant Estimates” within this Item 2 and in Note 2 to our Consolidated Financial Statements.

•	We invested $2.0 million in Popeyes’ new national cable advertising strategy launched in support of new value, portability, and lunch and snack menu items. This investment resulted in the majority of our franchisees committing to contribute an additional 1.0% to the national ad fund. In 2009, we will continue to invest in national advertising to expand media reach.

2008 Same-Store Sales

During 2008, total domestic same-store sales decreased 2.2% resulting from a decrease in transaction counts, partially offset by an increase in check average. Domestic same-store sales decreased 2.1% for our domestic franchised restaurants and decreased 5.6% for our company-operated restaurants. We remain focused on increasing traffic by offering compelling value, distinctive Louisiana food, and an improved guest experience. For additional information on our business strategies, see the discussion of Our Business Strategy in Item 1 to this Form 10-K.

Within our international operations, same-store sales increased by 4.1% during fiscal 2008 due primarily to strong sales in the Middle East, Canada, Korea and Latin America, partially offset by negative performance in Mexico. Our international franchisees face similar economic conditions to the U.S. including higher commodity costs. They are responding with similar strategies: raising prices where necessary due to commodity costs and offering strong value in promotional events.

As it concerns our expected same-store sales results for 2009, see the discussion under the heading “Operating and Financial Outlook for 2009” later in this Item 7.

2008 Unit Growth

During 2008, our global restaurant system grew by 17 net restaurants. We opened 139 new franchised restaurants and 1 new company-operated restaurant. These openings during 2008 were offset by 117 permanent closures of franchised restaurants and 3 permanent closures of company-operated restaurants. In addition, our year-end restaurant count for 2008 includes 3 temporary closures (net of re-opened restaurants).

As it concerns our expected openings and closings for 2009, see the discussion under the heading “Operating and Financial Outlook for 2009” later in this Item 7.

Factors Affecting Comparability of Consolidated Results of Operations: 2008, 2007, and 2006,

For 2008, 2007, and 2006, the following items and events affect comparability of reported operating results:

•	During the third quarter of 2005, the company-operated restaurants in the City of New Orleans were adversely affected by Hurricane Katrina. The timing of restaurant closures and re-openings resulted in: a decrease in company-operated restaurant sales of approximately $8.7 million in 2005 as compared to 2004; a decrease in company-operated restaurant sales of approximately $9.9 million in 2006 as compared to 2005; and an increase in company-operated restaurant sales of approximately $13.1 million in 2007 as compared to 2006.

•	The Company’s fiscal year ends on the last Sunday in December. The 2006 fiscal year consisted of 53 weeks. Fiscal years 2008 and 2007 both consisted of 52 weeks each. The 53rd week in 2006 increased sales by company-operated restaurants by approximately $1.2 million and increased franchise revenues by approximately $1.3 million.

•	On May 1, 2006, the Company completed an acquisition of 13 franchised restaurants from a Popeyes franchisee in the Memphis and Nashville, Tennessee markets. The results of operations of the acquired restaurants are included in the consolidated financial statements since that date. The acquired units increased 2006 revenues by approximately $10.0 million (net of lost franchise revenues attributable to these restaurants) and increased 2007 revenues by approximately $5.3 million as compared to 2006 (net of lost franchise revenues attributable to these restaurants). Additional information concerning this acquisition can be found at Note 24 to our Consolidated Financial Statements.

•	On September 6, 2008, the Company completed the re-franchising and sale of 11 company-operated restaurants in its Atlanta, Georgia market resulting in a decrease in 2008 revenues of approximately $4.0 million as compared to 2007.

•	During 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised in December 2003 (“FIN 46R”) and began consolidating three franchisees that qualified for consolidation under FIN 46R. Since adoption of FIN 46R, due to changes in the ownership structure of these franchisees, our relationship to each of the franchisees has substantially changed, and they are no longer VIEs. During 2006, the consolidation of these franchisees increased sales by company-operated restaurants by approximately $1.2 million. Additional information with respect to these entities is discussed in Note 2 to our Consolidated Financial Statements.

•	During 2008, 2007, and 2006, our income associated with litigation related proceeds was approximately $12.9 million, $0.9 million, and $0.3 million, respectively.

•	During 2008, 2007, and 2006, impairments and disposals of fixed assets were approximately $9.5 million, $1.9 million, and $0.1 million, respectively.

•	During 2006, our expenses (income), net associated with hurricane-related costs (other than impairments of long-lived assets) associated with Hurricane Katrina were approximately $0.7 million. During 2007, the Company also recognized approximately $4.8 million of income from insurance proceeds related to property damage and business interruption claims.

•	Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. For further discussion regarding SFAS 123R see the section entitled “Stock-Based Employee Compensation” in Note 2 to our Consolidated Financial Statements. The Company recorded $2.5 million, $1.7 million, and $3.4 million, in total stock compensation expense during 2008, 2007, and 2006, respectively.

•	Net income includes discontinued operations which provided income of $0.2 million in 2006.

The following table presents selected revenues and expenses as a percentage of total revenues (or, in certain circumstances, as a percentage of a corresponding revenue line item).

	2008	2007	2006

Revenues:
Sales by company-operated restaurants	47%	48%	43%
Franchise revenues	51%	49%	54%
Rent and other revenues	2%	3%	3%

Total revenues	100%	100%	100%
Expenses:
Restaurant employee, occupancy and other expenses(1)	53%	51%	52%
Restaurant food, beverages and packaging(1)	35%	34%	33%
Rent and other occupancy expenses(2)	1%	1%	2%
General and administrative expenses	32%	28%	30%
Depreciation and amortization	4%	4%	4%
Other expenses (income), net	(3)%	(2)%	(1)%

Total expenses	76%	73%	70%

Operating profit	24%	27%	30%
Interest expense, net	5%	5%	8%

Income before income taxes and discontinued operations	19%	22%	22%
Income tax expense	7%	8%	7%

Income before discontinued operations	12%	14%	15%

Discontinued operations, net of income taxes	—	—	—

Net income	12%	14%	15%

(1)	Expressed as a percentage of sales by company-operated restaurants.

(2)	The Company reclassified rent and other occupancy expenses associated with properties leased or subleased to franchisees and other third parties from “General and administrative expenses” to “Rent and other occupancy expenses” in its Consolidated Statements of Operations. Previously reported results have been reclassified to conform to the current year’s presentation.

Comparisons of Fiscal Years 2008 and 2007

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $78.3 million in 2008, a $1.7 million decrease from 2007. The decrease was primarily due to:

•	a $4.2 million decrease due to the re-franchising and sale on September 8, 2008 of 11 company-operated restaurants in our Atlanta, Georgia market, and

•	a $4.0 million decrease due to a 5.6% decrease in same-store sales in fiscal 2008 as compared to fiscal 2007,

partially offset by:

•	a $3.5 million increase due to the opening of new company-operated restaurants and the acquisition of one restaurant during the second quarter of 2007 which was previously owned by a franchisee, and

•	a net $3.0 million increase due primarily to the timing and duration of temporary restaurant closures during both 2008 and 2007.

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

Franchise revenues were $84.6 million in 2008, a $1.8 million increase from 2007. The increase in revenue was primarily due to a net $3.1 million increase in royalties and fees, primarily from new franchised restaurants and termination fees realized during 2008, partially offset a 2.1% decrease in domestic franchise same-store sales.

Rent and Other Revenues

Rent and other revenues are primarily composed of rental income associated with properties leased or subleased to franchisees and is recognized on the straight-line basis over the lease term. Rent and other revenues were $3.9 million in 2008, a $0.6 million decrease from 2007, primarily as a result of a reduction in the number of leased or subleased properties.

Restaurant Employee, Occupancy and Other Expenses

Restaurant employee, occupancy and other expenses were $41.4 million in 2008, a $0.7 million increase from 2007. Restaurant employee, occupancy and other expenses were approximately 53% and 51% of sales from company-operated restaurants in 2008 and 2007, respectively. The 2% increase as a percent of sales resulted primarily from 1) a 1% increase in restaurant management personnel costs due primarily to manager positions which were unfilled during 2007; 2) a 0.5% increase in utilities costs; and 3) a 0.5% increase in insurance costs and other net operating expenses.

Restaurant Food, Beverages and Packaging

Restaurant food, beverages and packaging expenses were $27.1 million in 2008, a $0.2 million decrease from 2007. Restaurant food, beverages and packaging expenses were approximately 35% and 34% of sales from company-operated restaurants in 2008 and 2007, respectively, increasing primarily due to higher costs during 2008 for poultry, wheat, shortening and other commodities.

Rent and Other Occupancy Expenses

Rent and other occupancy expenses were $2.4 million in 2008, a $0.1 million increase from 2007.

General and Administrative Expenses

General and administrative expenses were $53.9 million in 2008, a $6.7 million increase from 2007. The increase was primarily due to:

•	a $2.4 million increase due to marketing and menu initiatives including national cable advertising, new menu board development, product research and other marketing related costs,

•	a $1.5 million increase in international expenses including salary and personnel related costs, travel and other net general and administrative costs,

•	a $1.0 million increase due to higher domestic salary, employee relocation and other personnel related costs,

•	a $0.8 million increase in stock-based compensation expense, and

•	a $1.0 million increase in travel, business conference expenses and other net general and administrative costs.

General and administrative expenses were approximately 32% and 28% of total revenues in 2008 and 2007, respectively. General and administrative expenses were approximately 3.1% and 2.7% of system-wide sales in 2008 and 2007, respectively.

Depreciation and Amortization

Depreciation and amortization was $6.3 million in 2008, a $0.6 million decrease from 2007. The decrease was principally due to the reclassification of certain company-operated assets as “Assets held for sale”, resulting in the discontinuation of depreciation on these assets, and the related sale of the 11 company-operated restaurants in our Atlanta, Georgia market.

Other Expenses (Income), Net

Other expenses (income), net was $4.6 million of income in 2008 as compared to $2.7 million of income in 2007.

The income in 2008 resulted primarily from $12.9 million in recoveries from directors and officers insurance claims, $0.9 million in gain on the sale of assets and $0.5 million from in insurance recoveries related to property damages, partially offset by $9.5 million in impairments and disposals of fixed assets, including $0.6 million in goodwill impairment and $2.4 million in impairment of re-acquired franchise rights.

The income in 2007 resulted primarily from $4.8 million in insurance recoveries related to property damage and business interruption claims and $0.9 million in litigation related proceeds, partially offset by $1.9 million in impairments and disposals of fixed assets and $0.8 million of costs related to restaurant closures.

See Note 16 to our Consolidated Financial Statements for a description of other expenses (income), net for 2008 and 2007.

Operating Profit

On a consolidated basis, operating profit was $40.3 million in 2008, a $5.3 million decrease when compared to 2007. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

During the fourth quarter 2008, the Company changed the basis in which it measures reportable segment profit or loss in order to improve the alignment between its strategy to re-franchise its company-operated restaurants and the basis management uses to allocate resources and assess performance. Operating profit for each reportable segment includes operating results directly allocable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants. Previously reported results have been reclassified to conform to current year’s presentation.

				As a
(Dollars in millions)	2008	2007	Fluctuation	Percent

Franchise operations	$38.9	$45.1	$(6.2)	(13.7)%
Company-operated restaurants	3.1	4.7	(1.6)	(34.0)%

Operating profit before unallocated expenses	42.0	49.8	(7.8)	(15.7)%
Less unallocated expenses:
Depreciation and amortization	6.3	6.9	0.6	4.3%
Other expenses (income), net	(4.6)	(2.7)	1.9	34.0%

Total	$40.3	$45.6	$(5.3)	(11.6)%

The $6.2 million decrease in operating profit associated with our franchise operations was principally due to higher costs primarily for domestic franchise operations support and field training, salary and other personnel related costs; marketing and menu initiatives including national cable advertising, new menu board development, product research and other marketing related activities; stock-based compensation expense; and an increase in travel, business conference expenses and other net general and administrative costs partially offset by higher net operating profit from international franchising activities and gains on the sale of real estate assets.

The $1.6 million decrease in operating profit associated with our company-operated restaurants was principally due to the re-franchising and sale of 11 company-operated restaurants in our Atlanta, Georgia market, a decrease in same-store sales in fiscal 2008 as compared to fiscal 2007, and increases in operating expense.

Fluctuations in Depreciation and amortization and Other expenses (income), net are discussed above.

Interest Expense, Net

Interest expense, net was $8.1 million in 2008, a $0.6 million decrease from 2007 resulting primarily from lower average debt balances and lower average interest rates on debt as compared to 2007.

Income Tax Expense

In 2008, we had an income tax expense associated with our continuing operations of $12.8 million compared to $13.8 million in 2007. Our effective tax rate for 2008 was 39.8% compared to 37.4% for 2007 (see a reconciliation of these effective rates in Note 18 to our Consolidated Financial Statements). The prior year’s effective tax rate benefited from the reversal of tax reserves due to the expiration of the statute of limitation. Had the statute not expired during the prior year, the effective tax rate for fiscal 2007 would have been 38.5%. The effective tax rate for 2008 was unfavorably impacted by 0.7% associated with the impairment of non-deductible goodwill. Other differences between the effective tax rate and the statutory tax rate are principally attributable to estimated tax reserves, other permanent differences and inter-period allocations.

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

Franchise Revenues

Franchise revenues were $82.8 million in 2007, a $0.2 million increase from 2006. The increase in revenue was primarily due to: (1) a $1.5 million net increase in royalties and fees due principally to a net increase in franchised restaurants partially offset by a 1.8% decrease in same-store sales, and (2) a decrease of approximately $1.3 million in royalties associated with the 53rd week in fiscal year 2006. Fiscal year 2007 consisted of 52 weeks.

Rent and Other Revenues

Rent and other revenues were $4.5 million in 2007, a $0.7 million decrease from 2006, primarily as a result of a reduction in the number of leased or subleased properties.

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

Rent and Other Occupancy Expenses

Rent and other occupancy expenses were $2.3 million in 2007, a $0.4 million decrease from 2006.

General and Administrative Expenses

General and administrative expenses were $47.2 million in 2007, a $1.8 million increase from 2006. The increase was primarily due to:

•	$1.9 million of higher salary and other personnel related costs, including severance payments in 2007,

•	$0.9 million of higher professional costs (primarily for marketing related services partially offset by lower net legal (including settlements) and IT related costs), and

•	$0.7 million of higher bad debt expense,

partially offset by:

•	$1.7 million of lower stock-based employee compensation expense.

General and administrative expenses were approximately 28% of total revenues in 2007, compared to approximately 30% in 2006.

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

Other Expenses (Income), Net

Other expenses (income), net was $2.7 million of income in 2007 as compared to $1.8 million of income in 2006. The $0.9 million increase in income was primarily due to:

•	$4.8 million of higher income recognized from insurance proceeds related to property damage and business interruption claims,

•	$0.7 million of lower (non-impairment related) hurricane related costs, and

•	$0.6 million of higher net litigation related proceeds,

partially offset by:

•	$2.0 million of lower net gains on sale of assets,

•	$1.8 million of higher charges for impairments and disposals of fixed assets,

•	$0.8 million of higher costs associated with restaurant closures, and

•	$0.6 million of other expenses.

See Note 16 to our Consolidated Financial Statements for a description of other expenses (income), net for 2007 and 2006.

Operating Profit

On a consolidated basis, operating profit was $45.6 million in 2007, a $0.3 million improvement when compared to 2006. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

During the fourth quarter 2008, the Company changed the basis in which it measures reportable segment profit or loss in order to improve the alignment between its strategy to re-franchise all of its company-operated restaurants and the basis management uses to allocate resources and assess performance. Operating profit for each reportable segment includes operating results directly allocable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants. Previously reported results have been reclassified to conform to current year’s presentation.

				As a
(Dollars in millions)	2007	2006	Fluctuation	Percent

Franchise operations	$45.1	$45.4	$(0.3)	(0.1)%
Company-operated restaurants	4.7	4.5	0.2	4.4%

Operating profit before unallocated expenses	49.8	49.9	(0.1)	(0.0)%
Less unallocated expenses:
Depreciation and amortization	6.9	6.4	(0.5)	(7.8)%
Other expenses (income), net	(2.7)	(1.8)	0.9	50.0%

Total	$45.6	$45.3	$0.3	0.1%

The $0.3 million decrease in operating profit associated with our franchise operations was principally due to higher costs primarily for franchise operations support and field training; salary and other personnel related costs, marketing activities and IT related costs, partially offset by lower stock-based compensation expense.

The $0.2 million increase in operating profit associated with our company-operated restaurants was principally due to more company-operated restaurants (related primarily to re-openings of our restaurants in New Orleans throughout 2006 and 2007 closed as a result of Hurricane Katrina and to the full year operations of 13 restaurants acquired on May 1, 2006 in the Memphis and Nashville markets from a franchisee) contributing to our net operating performance.

Fluctuation in Depreciation and amortization and Other expenses (income), net are discussed above.

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

Based primarily upon our generation of cash flows from operations, coupled with our existing cash reserves (approximately $2.1 million available as of December 28, 2008), and available borrowings under our 2005 Credit Facility (approximately $57.4 million available as of December 28, 2008), we believe that we will have adequate cash flow (primarily from operating cash flows) to meet our anticipated future requirements for working capital, various contractual obligations and expected capital expenditures for 2009.

Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $27.1 million and $40.4 million for 2008 and 2007, respectively. The decrease in cash provided by operating activities was primarily attributable to: (1) increases in general and administrative expenses; (2) higher income tax payments; (3) timing of interest payments; (4) timing of accounts payables; (5) partially offset by litigation related proceeds in 2008 (see Note 16 to our Consolidated Financial Statements). See our Company’s Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

During 2008, the Company completed the sale and re-franchising of 11 company-operated restaurants in Atlanta, Georgia for proceeds of $3.5 million.

Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:

•	reinvestment in core business activities that promote the Company’s strategic initiatives,

•	reduction of long-term debt, and

•	repurchase of shares of our common stock.

Our investment in core business activities includes our obligation to maintain our company-operated restaurants, and provide marketing plans and operations support to our franchise system.

Information regarding capital spending is discussed under the heading entitled Capital Expenditures within this Item 7.

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

Total Leverage Ratio	Prepayment

≥ 3.00 to 1.0	50% of the Consolidated Excess Cash Flow
< 3.00 to 1.0 but > 2.00 to 1.0	25% of the Consolidated Excess Cash Flow
≤ 2.00 to 1.0	No debt prepayment

Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately proceeding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries. For fiscal 2008, the Company is subject to a mandatory prepayment of approximately $2.8 million (25% of Consolidated Excess Cash Flow), which is recorded as a component of Current debt maturities in the Consolidated Balance Sheet as of December 28, 2008.

Pursuant to the 2005 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of ≤3.25 to 1.0 at December 28, 2008, ≤3.00 to 1.0 in the first two fiscal quarters of 2009 and ≤2.75 to 1.0 in the third and fourth fiscal quarters of 2009. As of December 28, 2008, the Company’s Total Leverage Ratio was 2.72 to 1.0. In 2009, the Company intends to apply cash realized from operations and the proceeds from sales of selected restaurant properties to make voluntary debt prepayments. The intended effect of these prepayments is to secure our planned compliance with the Total Leverage Ratio requirement.

Future debt maturities under the 2005 Credit Facility include four designated quarterly payments of approximately one fourth of the outstanding principal, beginning in the 3rd quarter of 2010. See the Contractual Obligations table within this Item 7. The Company intends to refinance the 2005 Credit Facility in advance of these maturities at a cost and interest rate that reflect market conditions.

During fiscal 2008, we paid principal on term loan borrowings under our 2005 Credit Facility in the amount of $8.9 million, including a $7.7 million mandatory prepayment of Consolidated Excess Cash Flow on behalf of fiscal 2007. During fiscal 2008, the Company borrowed $20.0 million under the 2005 revolving credit facility (primarily in conjunction with our accelerated stock repurchase program executed in the first quarter of 2009) and paid down $24.5 million under the 2005 revolving credit facility. As of December 28, 2008, the Company had outstanding borrowings under the revolving credit facility of $0.5 million.

During fiscal year 2008, the Company repurchased and retired approximately 2.1 million shares of common stock for approximately $19.0 million, primarily under an accelerated stock repurchase program in the first quarter of 2008 which was funded from short-term borrowings under its revolving credit facility. The remaining value of shares that may be repurchased under the Company’s share repurchase program was $38.9 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $27.6 million for the remainder of fiscal 2009.

Operating and Financial Outlook for 2009

During 2009, the Company will emphasize Popeyes superior food matched with greater QSR value and speed of service. The Company’s goal is to build guest traffic and increase market share. Given the intense value competition in the marketplace, the Company is conservatively projecting global same-store sales for the year of negative 1.0 to negative 3.0 percent.

The Company plans to slow its global new openings to 90-110 restaurants in 2009, focusing on the improvement of core operations and unit economics. Management believes this decision positions the Company for more rapid growth once economic conditions improve. Popeyes expects system-wide unit closings in the range of 140-160 restaurants, resulting in a decrease of 30-70 net restaurant openings in 2009. The Company’s guidance for a higher closure rate in 2009 reflects the continuation of more stringent enforcement of operating standards. Popeyes restaurant closures typically have sales significantly lower than the system average.

The Company expects fiscal 2009 general and administrative expenses, excluding rent and other occupancy expenses, to be consistent with the prior year’s expenses of 3.1-3.2 percent of system-wide sales. During 2009, the Company will continue to tightly manage general and administrative expenses and invest in key strategic initiatives, including its continued commitment to national advertising and operations improvements which management believes are essential for the long-term growth of the brand.

Based on operating guidance, the Company expects 2009 earnings to be in the range of $0.62-$0.67 per diluted share, compared to fiscal 2008 earnings of $0.65 per diluted share, excluding $0.11 of other non-operating income. The Company’s fiscal 2009 earnings per diluted share guidance excludes the impact of one-time items and other non-operational income or expenses.

Under the heading “Our Business Strategy” in Item 1 of this Annual Report, we discuss our key operational strategies.

Under the heading “Risks Factors” in Item 1A of this Annual Report, we discuss various factors that could adversely impact us and hinder our ability to achieve our projected results, including general economic factors and competition from the dominant brands in the QSR industry.

Contractual Obligations

The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 28, 2008:

						There-
(In millions)	2009	2010	2011	2012	2013	after	Total

Long-term debt, excluding capital leases(1)	$4.7	$28.3	$82.3	$0.2	$0.2	$1.9	$117.6
Interest on long-term debt, excluding capital leases(1)	6.8	6.7	2.6	0.2	0.2	0.8	17.3
Leases(2)	6.3	5.8	5.4	4.4	4.1	80.7	106.7
Copeland formula agreement(3)	3.1	3.1	3.1	3.1	3.1	46.2	61.7
King Features agreements(3)	1.0	0.5	—	—	—	—	1.5
Information technology outsourcing — IBM(3)	2.4	—	—	—	—	—	2.4
Business process services(3)	1.0	1.0	0.3	—	—	—	2.3

Total(4)(5)	$25.3	$45.4	$93.7	$7.9	$7.6	$129.6	$309.5

(1)	For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 28, 2008. See Note 9 to our Consolidated Financial Statements for information concerning the terms of our 2005 Credit Facility and the 2005 interest rate swap agreements.

(2)	Of the $106.7 million of minimum lease payments, $102.1 million of those payments relate to operating leases and the remaining $4.6 million of payments relate to capital leases. See Note 10 to our Consolidated Financial Statements.

(3)	See Note 15 to our Consolidated Financial Statements.

(4)	The above table excludes certain volume purchase commitments existing between SMS and certain chicken suppliers. AFC has agreed to indemnify SMS for any shortfall between actual purchases by the Popeyes system and the annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. This indemnification agreement is discussed under the heading entitled Off-Balance Sheet Arrangements within this Item 7 and in Note 15 to our Consolidated Financial Statements.

(5)	We have not included in the contractual obligations table approximately $4.7 million for unrecognized tax benefits for various tax positions we have taken. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the amount or period of cash settlement, if any, with the respective taxing authorities. These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Share Repurchase Program

As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s board of directors has approved a share repurchase program of up to $215.0 million. The program, which is open-ended, allows the Company to repurchase shares of the its common stock from time to time. During 2008, 2007 and 2006, the Company repurchased and retired 2,120,401 shares, 2,496,030 shares and 1,486,714 shares of common stock for approximately $19.0 million, $39.4 million, and $20.3 million, respectively, under this program.

The remaining value of shares that may be repurchased under the program was $38.9 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $27.6 million for the remainder of fiscal 2009.

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

During 2008, we invested approximately $2.7 million in various capital projects, comprised of $0.7 million in new restaurant locations, $0.4 million for information technology hardware and software including new restaurant site modeling software, and $1.6 million in other capital assets to repair and rebuild damaged restaurants, and to maintain, replace and extend the lives of company-operated QSR equipment and facilities.

During 2007, we invested approximately $10.4 million in various capital projects, comprised of $6.3 million in new restaurant locations (including $0.4 million for the acquisition of a previously franchised location), $0.9 million in the repair and replacement of property and equipment damaged by Hurricane Katrina, $0.6 million for information technology hardware and software, $0.3 million in our re-imaging program, and $2.3 million in other capital assets to repair and rebuild damaged restaurants, and to maintain, replace and extend the lives of company-operated QSR equipment and facilities.

During 2006, we invested approximately $7.0 million in various capital projects, including $2.6 million in repair and replacement of property and equipment damaged by Hurricane Katrina, $1.6 million in new restaurant locations, $0.6 million for information technology systems, $0.5 million in our re-imaging program, and $1.7 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities.

Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our bank credit facilities.

As to capital expenditures during 2009 (which we expect to be primarily for equipment replacements and upgrades, and information technology system upgrades), we expect such costs to range from $1.5 to $2.5 million and to be funded from operating cash flows. These expenditures are discretionary in nature and would likely have minimal impact on the business if not made.

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

Effects of Hurricane Katrina and Insurance Proceeds

During the third quarter of 2005, the company-operated restaurants in the New Orleans market were adversely affected by Hurricane Katrina. There were 36 company-operated restaurants which were temporarily closed as a result of Hurricane Katrina. Twenty-four of these restaurants re-opened and 12 permanently closed.

We maintain insurance coverage which provides for reimbursement from losses resulting from property damage, including flood, loss of product, and business interruption. Our insurance policy entitles us to receive reimbursement for approximate replacement value for the damaged real and personal property as well as certain business interruption losses, net of applicable deductibles and subject to insurable limits. The insurance coverage is limited to $25.0 million, with a $10.0 million flood sub limit.

During 2006 and 2007, the company received a total of $11.5 million from its insurance carriers in settlement of all claims resulting from Hurricane Katrina. See Note 16 to our Consolidated Financial Statements for further information regarding other expenses and income recognized as a result of Hurricane Katrina.

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

The estimated minimum level of purchases under these contracts is $155.3 million for 2009. AFC has agreed to indemnify SMS for any shortfall between actual purchases by the Popeyes system and the annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. The indemnification has not been recorded as an obligation in the Company’s balance sheets. The Company does not expect any material loss to result from the indemnification since we do not believe that performance, on our part, will be required.

AFC Loan Guarantee Programs.  In March 1999, we implemented a program to assist qualified current and prospective franchisees in obtaining the financing needed to purchase or develop franchised restaurants at competitive rates. Under the program, we guarantee up to 20% of the loan amount toward a maximum aggregate liability for the entire pool of $1.0 million. For loans within the pool, we assume a first loss risk until the maximum liability for the pool has been reached. Such guarantees typically extend for a three-year period. As of December 28, 2008, approximately $0.3 million was borrowed under this program, of which we were contingently liable for approximately $0.1 million in the event of default.

In November 2002, we implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. Under the program, we assume a first loss risk on the portfolio up to 10% of the sum of the original funded principal balances of all program loans. As of December 28, 2008, approximately $0.4 million was borrowed under this program, of which we were contingently liable for approximately $0.1 million in the event of default.

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

As of December 28, 2008, the Company had loans outstanding under its revolving credit facility totaling $0.5 million. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of December 28, 2008, the Company had $2.1 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $57.4 million.

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

As of December 28, 2008, we were in compliance with the financial and other covenants of the 2005 Credit Facility. As of December 28, 2008, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest swap agreements, was approximately 5.8%.

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

Effective for the period June 30, 2008 through June 30, 2010, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million. Pursuant to this agreement, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreement is to limit the interest rate exposure on a portion of the Term B debt outstanding under the 2005 Credit Facility to a fixed rate of 4.87%. Effective December 15, 2008, the Company reduced the notional amount of the agreement to $25 million. The effective portion of the loss associated with the termination of the $75 million notional amount, approximately $1.3 million, will be amortized into interest expense over the remaining life of the hedge.

Net interest income associated with these agreements was approximately zero, $1.5 million and $1.3 million for 2008, 2007 and 2006, respectively. The agreement is accounted for as an effective cash flow hedge. At December 28, 2008, the fair value of the agreement was a liability to the Company of approximately $0.5 million, which was recorded as a component of “Deferred credits and other long-term liabilities.” At December 27, 2007, the fair value of the agreements was recorded as a component of “Other long term assets, net” and was approximately $0.2 million. The changes in fair value are recognized in accumulated other comprehensive income in the Consolidated Balance Sheets.

Impact of Inflation

The impact of inflation on the cost of food, labor, fuel and energy costs, and other commodities has increased our operating expenses. To the extent permitted by the competitive environment in which we operate, increased costs are partially recovered through menu price increases coupled with purchasing prices and productivity improvements.

Tax Matters

We are continuously involved in U.S., state and local tax audits for income, franchise, property and sales and use taxes. In general, the statute of limitations remains open with respect to tax returns that were filed for each fiscal year after 2003. However, upon notice of a pending tax audit, we often agree to extend the statute of limitations to allow for complete and accurate tax audits to be performed. The U.S. federal tax years 2004 and 2005 are currently under examination.

Market Risk

We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Commodity Market Risk.  We are exposed to market risk from changes in poultry and other commodity prices. Fresh chicken is the principal raw material for our Popeyes operations, constituting more than 40% of our combined “Restaurant food, beverages and packaging” costs. These costs are significantly affected by fluctuations in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability, and greater international demand for domestic chicken products. We are affected by fluctuations in the cost of other commodities including shortening, wheat, gas and utility price fluctuations. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for 2009 for certain commodities including corn and soy, which impact the price of poultry and other food cost.

Foreign Currency Exchange Rate Risk.  We are exposed to foreign currency exchange risk from the potential changes in foreign currency rates that directly impact our royalty revenues and cash flows from our international franchise operations. In 2008, franchise revenues from these operations represented approximately 11.3% of our total franchise revenues. For each of 2008, 2007, and 2006, foreign-sourced revenues represented approximately 5.7%, 4.5%, and 4.7%, of our total revenues, respectively. All other things being equal, for the fiscal year ended December 28, 2008, operating profit would have decreased by approximately $0.4 million if all foreign currencies had uniformly weakened 10% relative to the U.S. Dollar.

As of December 28, 2008, approximately $0.8 million of our accounts receivable were denominated in foreign currencies. During 2008, the net loss from the exchange rate was approximately $0.1 million. Our international franchised operations are in 25 foreign countries with approximately 30% or our revenues from international royalties originating from restaurants in Korea and Canada.

Interest Rate Risk.  Our net exposure to interest rate risk consists of our borrowings under our 2005 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of December 28, 2008, the balances outstanding under our 2005 Credit Facility totaled $114.7 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2005 Credit Facility would be approximately $0.9 million, taking into account our interest rate swap agreements.

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

Assets Held for Sale.  Assets held for sale consists of property and equipment related to restaurants and land that are currently being marketed for re-franchising. Assets held for sale are reported at the lower of carrying value or estimated fair value less costs to sell.

In the first quarter of 2008, the Company commenced a process to identify experienced and qualified operators to enter into long-term franchising agreements and to purchase certain of its company-operated restaurant assets. During the second and third quarters of 2008, the Company’s Board of Directors authorized the negotiation of definitive agreements for the re-franchising and sale of 25 company-operated restaurant assets in Atlanta, Georgia and four company-operated restaurants in Nashville, Tennessee. As a result, the Company recognized an impairment charge of $9.2 million during 2008 which represents the excess of the carrying values of the property and equipment, goodwill and other intangible assets associated with the restaurants over their estimated fair values, less cost to sell. The fair value of the disposal groups were estimated using a market approach in which the Company considered prices and other relevant information generated by market transactions. The impairment charge is recorded as a component of “Other expenses (income), net” in the fiscal year 2008 Consolidated Statements of Operations. During the third quarter of 2008, the Company completed the re-franchising and sale of 11 company-operated restaurants in Atlanta, Georgia for net proceeds of $3.5 million from the sale of assets and new franchise agreements. On January 26, 2009, the company completed the re-franchising and sale of three company-operated restaurants in Nashville, Tennessee for net proceeds of $1.1 million from the sale of assets and new franchise agreements. The remaining Nashville restaurant was permanently closed on December 28, 2008.

The Company continues to negotiate definitive agreements for the remaining 14 company-operated restaurants in Atlanta, Georgia; however, at this time the Company is unable to predict the timing of when a sale will be completed. The adjusted carrying value of the remaining Atlanta and Nashville restaurant assets as of December 28, 2008 was $4.5 million and is classified as “Assets held for sale” on the condensed consolidated balance sheet.

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

Impairment of Goodwill and Trademarks.  We evaluate goodwill and trademarks for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. Our impairment evaluation includes a comparison of the fair value of our reporting units with their carrying value. Our reporting units are our business segments. Intangible assets, including goodwill, are allocated to each reporting unit. The estimated fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. We estimate the fair value of our reporting units using a discounted cash flow model or market price, if available. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in our current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows. If a reporting unit’s carrying value exceeds its fair value, goodwill and trademarks are written down to their implied fair value. During 2008, 2007 and 2006, there was no impairment of goodwill or trademarks identified during the Company’s annual impairment testing.

Our Company-operated restaurants segment has goodwill of $2.2 million as of the end of 2008. During 2008, we recorded an impairment charge of $0.6 million as a result of the selling and re-franchising of company-operated restaurants. See Assets Held for Sale discussion above. The assumptions used in determining fair value for this reporting unit reflect our belief that the remaining goodwill of this business segment is not impaired. While our operating assumptions reflect what we believe are reasonable and achievable growth rates, failure to realize these growth rates could result in future impairment of the recorded goodwill. If we believe the risks inherent in the business increase, the resulting change in the discount rate could also result in future impairment of the recorded goodwill.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We carried a valuation allowance on our deferred tax assets of $4.0 million and $3.7 million at December 28, 2008 and December 30, 2007, respectively, based on our view that it is more likely than not that we will not be able to take a tax benefit for certain state operating loss carryforwards which continue to expire.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Since adopting FIN 48, we have evaluated unrecognized tax benefits, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures. At December 28, 2008, we had approximately $4.7 million of unrecognized tax benefits, $1.2 million of which, if recognized, would affect the effective tax rate. At December 28, 2008, the Company had approximately $1.0 million of accrued interest and penalties related to uncertain tax positions.

See Note 18 to the Consolidated Financial Statements for a further discussion of our income taxes.

Stock-Based Employee Compensation.  Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options, restricted stock awards and restricted share units. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: (1) expense related to the remaining non-vested portion of all stock awards granted prior to December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and the same straight-line attribution method used to determine the pro forma disclosures under SFAS 123; and (2) expense related to all stock awards granted on or subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of stock options with only service conditions is estimated using a Black-Scholes option-pricing model. The fair value of stock options with service and market conditions is valued utilizing a Monte Carlo simulation embedded in a lattice model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. Our option pricing models require various highly subjective and judgmental assumptions including risk-free interest rates, expected volatility of our stock price, expected forfeiture rates, expected dividend yield and expected term. If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Our specific weighted average assumptions used to estimate the fair value of stock-based employee compensation are documented in Note 13 to the Consolidated Financial Statements.

Accounting Standards Adopted in 2008

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, were effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 , which allows entities to defer the effective date of SFAS No. 157, for one year, for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted SFAS No. 157 as of December 31, 2007 and elected the deferral for non-financial assets and liabilities. The effect of adopting this standard was not significant. We currently anticipate that full adoption in 2009 will not materially impact the Company’s results of operations or financial condition.

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

As of December 28, 2008, the Company’s financial assets that are measured at fair value on a recurring basis consisted of $2.2 million of short-term investments (Level 1) recorded in “Cash and cash equivalents” and a liability for an interest rate swap agreement with a market value of $0.5 million (Level 2) recorded in “Deferred credits and other long-term liabilities.”

Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value with changes in the fair value recognized in earnings. The statement’s objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159; therefore, the standard did not have any effect on the consolidated financial statements.

Accounting Standards That We Have Not Yet Adopted

For a discussion of recently issued accounting standards that we have not yet adopted, see Note 3 to our Consolidated Financial Statements. That note is hereby incorporated by reference into this Item 7.

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this annual report on Form 10-K include discussions regarding the Company’s planned implementation of its new strategic plan including the re-franchising of company-operated restaurants, projections and expectations regarding same-store sales for fiscal 2009 and beyond, the Company’s ability to improve restaurant level margins, guidance for new openings and restaurant closures, and the Company’s anticipated 2009 performances including projections regarding general and administrative expenses, net earnings per diluted share and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, disruptions in the financial markets, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2005 Credit Facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in the 2005 Credit Facility, our ability to refinance our outstanding indebtedness, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, adverse effects of regulatory actions arising in connection with the restatement of our previously issued financial statements, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in Item 1.A. of this annual report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risk can be found in Item 7 of this report under the caption “Market Risk” and is hereby incorporated by reference into this Item 7A.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements can be found beginning on Page F-1 of this Annual Report, and the relevant portions of those statements and the accompanying notes are hereby incorporated by reference into this Item 8.

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

(b)	Our Evaluation of AFC’s Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of the end of our fiscal year 2008, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO.

Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2008 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

(c)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a — 15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management believes that as of December 28, 2008, the Company’s internal control over financial reporting is effective.

Grant Thornton, LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an audit report on the operating effectiveness of the Company’s internal control over financial reporting. This report can be found in section (e) below.

(d)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(e)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and
Shareholders AFC Enterprises, Inc.

We have audited AFC Enterprises Inc.’s (a Minnesota Corporation, the “Company”) internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 28, 2008 and our report dated March 11, 2009 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

Atlanta, Georgia
March 11, 2009

Item 9B.	OTHER INFORMATION

None

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 is included in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference. Biographical information on our executive officers is contained in Item 4A of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Information regarding executive compensation required by this Item 11 is included in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 is included in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence required by this Item 13 is included in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Grant Thornton LLP. Information regarding principal accountant fees and services required by this Item 14 is included in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

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

(b)	Exhibits

Exhibit
Number		Description

2	.1(h)	Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of April 15, 2003.
2	.2(n)	First Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of June 30, 2003.
2	.3(n)	Second Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of July 11, 2003.
2	.4(n)	Third Amendment to Stock Purchase Agreement between AFC Enterprises, Inc. and Starbucks Corporation, dated as of November 19, 2003.
2	.5(j)	Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of September 3, 2004.
2	.6(j)	First Amendment to Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of November 1, 2004.
2	.7(j)	Second Amendment to Stock Purchase Agreement by and between AFC Enterprises, Inc. and Focus Brands Inc. dated as of November 4, 2004.
2	.8(k)	Asset Purchase Agreement by and among AFC Enterprises, Inc. and Cajun Holding Company dated as of October 30, 2004.
2	.9(l)	First Amendment to Asset Purchase Agreement by and between AFC Enterprises, Inc. and Cajun Holding Company dated as of December 28, 2004.
3	.1(c)	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002.
3	.2(y)	Amended and Restated Bylaws of AFC Enterprises, Inc.
4	.1(o)	Form of registrant’s common stock certificate.
10	.1(e)	Form of Popeyes Development Agreement, as amended.
10	.2(e)	Form of Popeyes Franchise Agreement.
10	.3(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date.
10	.4(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

Exhibit
Number		Description

10	.5(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10	.6(a)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc.
10	.7(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.
10	.8(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.
10	.9(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10	.10(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10	.11(n)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and AFC Enterprises, Inc.
10	.12(a)	1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*
10	.13(a)	1996 Nonqualified Performance Stock Option Plan — Executive of AFC, effective as of April 11, 1996.*
10	.14(a)	1996 Nonqualified Performance Stock Option Plan — General of AFC, effective as of April 11, 1996.*
10	.15(a)	1996 Nonqualified Stock Option Plan of AFC, effective as of April 11, 1996.*
10	.16(a)	Form of Nonqualified Stock Option Agreement — General between AFC and stock option participants.*
10	.17(a)	Form of Nonqualified Stock Option Agreement — Executive between AFC and certain key executives.*
10	.18(a)	1996 Employee Stock Bonus Plan — Executive of AFC effective as of April 11, 1996.*
10	.19(a)	1996 Employee Stock Bonus Plan — General of AFC effective as of April 11, 1996.*
10	.20(a)	Form of Stock Bonus Agreement — Executive between AFC and certain executive officers.*
10	.21(a)	Form of Stock Bonus Agreement — General between AFC and certain executive officers.*
10	.22(a)	Form of Secured Promissory Note issued by certain members of management.*
10	.23(a)	Form of Stock Pledge Agreement between AFC and certain members of management.*
10	.24(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997.
10	.25(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*
10	.26(a)	Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.*
10	.27(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*
10	.28(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*
10	.29(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*
10	.30(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*
10	.31(f)	Indemnification Agreement dated August 9, 2001 by and between AFC and R. William Ide, III.*
10	.32(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*
10	.33(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10	.34(g)	AFC Enterprises, Inc. Annual Executive Bonus Program.*
10	.35(n)	Employment Agreement effective as of February 12, 2004 between AFC Enterprises, Inc. and Henry Hope, III.*
10	.36(p)	Indemnity Agreement dated October 14, 2004 by and between AFC Enterprises, Inc. and Supply Management Services, Inc.
10	.37(p)	Indemnity Agreement dated February 5, 2004 by and between AFC Enterprises, Inc., Cajun Operating Company and Supply Management Services, Inc.

Exhibit
Number		Description

10	.38(d)	Second Amended and Restated Credit Agreement dated as of May 11, 2005 among AFC Enterprises, Inc., JPMorgan Chase and certain other lenders.
10	.39(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.
10	.40(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — General.*
10	.41(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.
10	.42(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — Executive.*
10	.43(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10	.44(i)	Indemnification Agreement between AFC and Peter Starrett.
10	.45(s)	Indemnification Agreement dated November 28, 2006 by and between AFC and John M. Cranor, III.*
10	.46(s)	Indemnification Agreement dated November 28, 2006 by and between AFC and Cheryl A. Bachelder.*
10	.47(t)	Popeyes Chicken and Biscuits 2006 Bonus Plan.*
10	.48(t)	Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and James W. Lyons.*
10	.49(t)	Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and Robert Calderin.*
10	.50(u)	Second Amendment to Second Amended and Restated Credit Agreement dated as of April 25, 2007.
10	.51(v)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (time-based vesting).*
10	.52(v)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (performance-based vesting).*
10	.53(w)	Employment Agreement dated as of October 9, 2007 between AFC Enterprises, Inc. and Cheryl A. Bachelder.
10	.54(m)	Accelerated Stock Repurchase Agreement by and between AFC Enterprises, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch dated March 12, 2008.
10	.55(x)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Harold M. Cohen (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2008).
10	.56(x)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Henry Hope, III (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2008).
10.57		Employment Agreement effective as of February 4, 2008 between the Company and Richard Lynch.
11	.1**	Statement regarding computation of per share earnings.
23.1		Consent of Grant Thornton LLP
31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by SFAS No. 128, Earnings per Share, is provided in Note 19 to our Consolidated Financial Statements in this Annual Report.

(a)	Filed as an exhibit to the Registration Statement of AFC on Form S-4/A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 8-K of AFC filed May 16, 2005 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 8-K of AFC filed April 16, 2003 and incorporated by reference herein.

(i)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended April 17, 2005, on May 27, 2005, and incorporated by reference herein.

(j)	Filed as an exhibit to the Form 8-K of AFC filed November 5, 2004 and incorporated herein by reference.

(k)	Filed as an exhibit to the Form 8-K of AFC filed November 2, 2004 and incorporated herein by reference.

(l)	Filed as an exhibit to the Form 8-K of AFC filed January 5, 2005 and incorporated herein by reference.

(m)	Filed as an exhibit to the Form 8-K of AFC filed on August 13, 2008 and incorporated herein by reference

(o)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on February 28, 2001 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 8-K of AFC filed on August 21, 2007 and incorporated herein by reference.

(s)	Filed as an exhibit to the Form 8-K of AFC filed November 29, 2006 and incorporated herein by reference.

(t)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(u)	Filed as an exhibit to the Form 8-K of AFC filed April 30, 2007 and incorporated herein by reference.

(v)	Filed as an exhibit to the Form 8-K of AFC filed November 7, 2007 and incorporated herein by reference.

(w)	Filed as an exhibit to the Form 8-K of AFC filed October 12, 2007 and incorporated herein by reference.

(x)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended October 5, 2008 on November 12, 2008 and incorporated herein by reference.

(y)	Filed as an exhibit to the Form 8-K of AFC filed on April 16, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2009.

AFC ENTERPRISES, INC.

By:	/s/ Cheryl A. Bachelder
Cheryl A. Bachelder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Cheryl A. Bachelder Cheryl A. Bachelder	Chief Executive Officer (Principal Executive Officer)	March 11, 2009

/s/ H. Melville Hope H. Melville Hope	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2009

/s/ John M. Cranor, III John M. Cranor, III	Director, Chairman of the Board	March 11, 2009

/s/ Victor Arias, Jr. Victor Arias, Jr.	Director	March 11, 2009

/s/ Carolyn H. Byrd Carolyn H. Byrd	Director	March 11, 2009

/s/ R. William Ide, III R. William Ide, III	Director	March 11, 2009

/s/ Kelvin J. Pennington Kelvin J. Pennington	Director	March 11, 2009

/s/ John F. Hoffner John F. Hoffner	Director	March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AFC Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of AFC Enterprises, Inc. (a Minnesota Corporation) and subsidiaries (the “Company”) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the periods ended December 28, 2008, December 30, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFC Enterprises, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the consolidated results of its operations and its consolidated cash flows for each of the three fiscal years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 2, 13 and 18 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective December 26, 2005 and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AFC Enterprises Inc. and subsidiaries’ internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Atlanta, GA
March 11, 2009

AFC Enterprises, Inc.

Consolidated Balance Sheets
As of December 28, 2008 and December 30, 2007
(In millions, except share data)

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$2.1	$5.0
Accounts and current notes receivable, net	13.6	13.1
Assets held for sale	4.5	—
Other current assets	13.8	17.1

Total current assets	34.0	35.2

Long-term assets:
Property and equipment, net	25.3	42.4
Goodwill	11.1	11.7
Trademarks and other intangible assets, net	48.2	51.6
Other long-term assets, net	13.4	14.1

Total long-term assets	98.0	119.8

Total assets	$132.0	$155.0

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19.3	$26.1
Other current liabilities	13.6	14.9
Current debt maturities	4.7	14.0

Total current liabilities	37.6	55.0

Long-term liabilities:
Long-term debt	114.5	118.8
Deferred credits and other long-term liabilities	19.2	21.5

Total long-term liabilities	133.7	140.3

Commitments and contingencies
Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 25,294,973 and 27,356,105 shares issued and outstanding at the end of fiscal years 2008 and 2007, respectively)	0.3	0.3
Capital in excess of par value	110.5	127.7
Notes receivable from officers, including accrued interest	—	—
Accumulated deficit	(149.1)	(168.5)
Accumulated other comprehensive income (loss)	(1.0)	0.2

Total shareholders’ deficit	(39.3)	(40.3)

Total liabilities and shareholders’ deficit	$132.0	$155.0

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Operations
For Fiscal Years 2008, 2007 and 2006
(In millions, except per share data)

	2008	2007	2006

Revenues:
Sales by company-operated restaurants	$78.3	$80.0	$65.2
Franchise revenues	84.6	82.8	82.6
Rent and other revenues	3.9	4.5	5.2

Total revenues	166.8	167.3	153.0

Expenses:
Restaurant employee, occupancy and other expenses	41.4	40.7	33.7
Restaurant food, beverages and packaging	27.1	27.3	21.3
Rent and other occupancy expenses	2.4	2.3	2.7
General and administrative expenses	53.9	47.2	45.4
Depreciation and amortization	6.3	6.9	6.4
Other expenses (income), net	(4.6)	(2.7)	(1.8)

Total expenses	126.5	121.7	107.7

Operating profit	40.3	45.6	45.3
Interest expense, net	8.1	8.7	11.1

Income before income taxes and discontinued operations	32.2	36.9	34.2
Income tax expense	12.8	13.8	12.0

Income before discontinued operations	19.4	23.1	22.2
Discontinued operations, net of income taxes	—	—	0.2

Net income	$19.4	$23.1	$22.4

Earnings per common share, basic:
Income before discontinued operations	$0.76	$0.81	$0.75
Discontinued operations, net of income taxes	—	—	0.01

Net income	$0.76	$0.81	$0.76

Earnings per common share, diluted:
Income before discontinued operations	$0.76	$0.80	$0.74
Discontinued operations, net of income taxes	—	—	0.01

Net income	$0.76	$0.80	$0.75

Weighted-average shares outstanding:
Basic	25.6	28.6	29.5
Diluted	25.7	28.8	29.8

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Changes in Shareholders’ Deficit
For Fiscal Years 2008, 2007 and 2006
(In millions, except share data)

			Capital in			Accumulated
	Common Stock		Excess of	Officer		Other
	Number of		Par	Notes	Accumulated	Comprehensive
	Shares	Amount	Value	Receivable	Deficit	Income (Loss)	Total

Balance at December 25, 2005	30,001,877	$0.3	$167.8	$(1.1)	$(216.8)	$1.1	$(48.7)
Net income	—	—	—	—	22.4	—	22.4
Net change in fair value of cash flow hedge, net of tax	—	—	—	—	—	0.1	0.1

Total comprehensive income							22.5
Issuance of common stock under stock option plans	1,012,480	—	10.5	—	—	—	10.5
Excess tax benefits from stock-based compensation	—	—	1.8	—	—	—	1.8
Repurchases and retirement of shares	(1,486,714)	—	(20.3)	—	—	—	(20.3)
Cancellation of shares	(21,839)	—	(0.4)	—	—	—	(0.4)
Issuance of restricted stock awards, net of forfeitures	55,896	—	—	—	—	—	—
Notes and interest receivable payments	(74,052)	—	(1.1)	1.1	—	—	—
Stock-based payment expense	—	—	3.4	—	—	—	3.4

Balance at December 31, 2006	29,487,648	0.3	161.7	—	(194.4)	1.2	(31.2)
Cumulative effect of adjustment from adoption of FIN 48 (Note 2)	—	—	—	—	2.6	—	2.6
Net income	—	—	—	—	23.1	—	23.1
Other comprehensive income:
Net change in fair value of cash flow hedge, net of tax	—	—	—	—	—	(0.8)	(0.8)
Derivative loss realized in earnings during the period	—	—	—	—	—	(0.2)	(0.2)

Total comprehensive income							22.1
Issuance of common stock under stock option plans	333,933	—	3.3	—	—	—	3.3
Repurchases and retirement of shares	(2,496,030)	—	(39.4)	—	—	—	(39.4)
Excess tax benefits from stock-based compensation	—	—	0.9	—	—	—	0.9
Special cash dividend forfeited	—	—	—	—	0.2	—	0.2
Cancellation of shares	(33,916)	—	(0.5)	—	—	—	(0.5)
Issuance of restricted stock awards, net of forfeitures	64,470	—	—	—	—	—	—
Stock-based payment expense	—	—	1.7	—	—	—	1.7

Balance at December 30, 2007	27,356,105	0.3	127.7	—	(168.5)	0.2	(40.3)
Net income	—	—	—	—	19.4	—	19.4
Other comprehensive income:
Net change in fair value of cash flow hedge, net of tax	—	—	—	—	—	(1.3)	(1.3)
Derivative loss realized in earnings during the period	—	—	—	—	—	0.1	0.1

Total comprehensive income							18.2
Repurchases and retirement of shares	(2,120,401)	—	(19.0)	—	—	—	(19.0)
Excess tax liabilities from stock-based compensation	—	—	(0.5)	—	—	—	(0.5)
Cancellation of shares	(31,031)	—	(0.2)	—	—	—	(0.2)
Issuance of restricted stock awards, net of forfeitures	90,300	—	—	—	—	—	—
Stock-based payment expense	—	—	2.5	—	—	—	2.5

Balance at December 28, 2008	25,294,973	$0.3	$110.5	$—	$(149.1)	$(1.0)	$(39.3)

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Cash Flows
For Fiscal Years 2008, 2007 and 2006
(In millions)

	2008	2007	2006

Cash flows provided by (used in) operating activities:
Net income	$19.4	$23.1	$22.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discontinued operations	—	—	(0.2)
Depreciation and amortization	6.3	6.9	6.4
Asset write-downs	9.5	1.9	0.1
Net gain on sale of assets	(0.9)	(0.3)	(2.3)
Gain on insurance recoveries related to asset damages, net	(0.5)	(3.2)	—
Deferred income taxes	—	(0.5)	2.2
Non-cash interest, net	(0.1)	(0.3)	0.4
Provision for credit losses	0.1	0.4	(0.3)
Excess tax benefits from stock-based compensation	—	(0.9)	(1.8)
Stock-based compensation expense	2.5	1.7	3.4
Change in operating assets and liabilities:
Accounts receivable	(0.6)	(0.6)	2.0
Prepaid income taxes	(0.4)	7.8	25.8
Other operating assets	1.1	0.4	(0.4)
Accounts payable and other operating liabilities	(9.3)	4.0	(9.0)

Net cash provided by operating activities of continuing operations	27.1	40.4	48.7

Cash flows provided by (used in) investing activities:
Capital expenditures	(2.7)	(10.0)	(7.0)
Proceeds from dispositions of property and equipment	3.8	0.3	4.3
Property insurance proceeds	—	4.5	3.5
Acquisition of franchised restaurants	—	(0.4)	(9.3)
Purchases of short-term investments	—	—	(5.9)
Sales and maturities of short-term investments	—	—	36.7
Proceeds from notes receivable	0.8	0.8	0.8

Net cash provided by (used in) investing activities	1.9	(4.8)	23.1

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	(8.9)	(6.9)	(59.5)
Borrowings under 2005 revolving credit facility	20.0	9.5	—
Principal payments — 2005 revolving credit facility	(24.5)	(4.5)	—
Principal payments — other notes (including VIEs)	(0.2)	(0.1)	(1.3)
Special cash dividend	(0.5)	(0.7)	(0.7)
Share repurchases	(19.0)	(39.4)	(24.4)
Proceeds from exercise of employee stock options	—	3.3	10.7
Excess tax benefits from stock-based compensation	—	0.9	1.8
Decrease in restricted cash	2.6	1.1	0.7
Debt issuance costs	—	(0.2)	(0.1)
Other, net	(1.4)	(0.3)	(0.5)

Net cash (used in) financing activities	(31.9)	(37.3)	(73.3)

Net (decrease) in cash and cash equivalents	(2.9)	(1.7)	(1.5)
Cash and cash equivalents at beginning of year	5.0	6.7	8.2

Cash and cash equivalents at end of year	$2.1	$5.0	$6.7

See accompanying notes to consolidated financial statements.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006

Note — 1 Description of Business

Continuing Operations.  AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”) in 44 states, the District of Columbia, Puerto Rico, Guam and 25 foreign countries.

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

As of the beginning of the Company’s first fiscal quarter of 2004, the Company adopted FIN 46R and began consolidating three franchisees. The Company allocates earnings and losses of these franchisees to the common equity holders as a component of minority interest. However, the Company does not allocate any losses to the common equity holders if doing so would reduce their common equity interests below zero. During 2004, two of these VIE relationships were terminated.

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

During 2006, amounts included in sales by company-operated restaurants associated with VIE operations were $1.2 million. During 2006, royalties and rents of $0.1 million were eliminated in consolidation.

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

The Company also reclassified rent and other occupancy expenses associated with properties leased or subleased to franchisees and other third parties from “General and administrative expenses” to a “Rent and other occupancy expenses” in its Consolidated Statements of Operations. For fiscal years 2007 and 2006, these expenses were approximately $2.3 million and $2.7 million, respectively. The reclassification had no impact on operating profit or net income.

Fiscal Year.  The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The 2008, 2007 and 2006 fiscal years consist of 52 weeks, 52 weeks, and 53 weeks, respectively.

Cash and Cash Equivalents.  The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. Bank overdrafts were insignificant at December 28, 2008 and December 30, 2007.

Supplemental Cash Flow Information.

(in millions)	2008	2007	2006

Interest paid, net of capitalized amounts	$8.9	$7.1	$14.1
Income taxes (refunded)/paid, net	13.2	5.8	(16.9)
Property acquired under capital lease obligations	—	0.9	0.2

Accounts Receivable, Net.  At December 28, 2008 and December 30, 2007, accounts receivable, net were $12.8 million and $12.3 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, and rents, amounts due from insurance carriers, and various miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. The Company reserves a franchisee’s receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that it may or may not collect the balance due. During 2008, 2007 and 2006, changes in the allowance for doubtful accounts were as follows:

(in millions)	2008	2007	2006

Balance, beginning of year	$0.6	$0.1	$1.7
Provisions for loss	0.1	0.4	(0.3)
Write-offs	(0.1)	—	(0.2)
Fully reserved accounts receivable converted to notes receivable	—	—	(1.0)
Other (principally associated with the advertising fund)	0.1	0.1	(0.1)

Balance, end of year	$0.7	$0.6	$0.1

Notes Receivable, Net.  At December 28, 2008 and December 30, 2007, notes receivable, net, were approximately $12.4 million and $12.4 million, respectively, of which $0.8 million and $0.8 million, respectively, was current.

At December 28, 2008, several notes aggregating approximately $1.0 million had zero percent interest rates and the remaining notes had fixed interest rates that ranged from 6% to 10%. The zero percent interest rate notes are primarily past due royalties converted from accounts receivable and are substantially reserved for in the allowance for uncollectible notes receivable.

Notes receivable consist primarily of consideration received in conjunction with the sale of Company assets in three distinct transactions: (1) the sale of Church’s to an affiliate of Crescent Capital Investments, Inc. during 2005; (2) the sale of 24 Popeyes company-operated restaurants to a franchisee during 2001; and (3) the sale of an

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

equipment manufacturing operation during 2000. Notes receivable also include notes from franchisees to finance certain past due franchise revenues, rents and interest. The notes receivable balance is stated net of an allowance for uncollectibility, which is evaluated each reporting period on a note-by-note basis. The balance in the allowance account at December 28, 2008 and December 30, 2007, was approximately $0.9 million and $1.0 million, respectively. The 2008 activity represents $0.1 million in net recovery of fully reserved notes receivable.

Inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist principally of food, beverage items, paper and supplies. Inventories of $0.5 million at both December 28, 2008 and December 30, 2007 were included as a component of “Other current assets.”

Assets Held for Sale.  Assets held for sale consists of property and equipment related to restaurants and land that are currently being marketed for re-franchising. Assets held for sale are reported at the lower of carrying value or estimated fair value less costs to sell.

In the first quarter of 2008, the Company commenced a process to identify experienced and qualified operators to enter into long-term franchising agreements and to purchase certain of its company-operated restaurant assets. During the second and third quarters of 2008, the Company’s Board of Directors authorized the negotiation of definitive agreements for the re-franchising and sale of 25 company-operated restaurant assets in Atlanta, Georgia and four company-operated restaurants in Nashville, Tennessee. As a result, the Company recognized an impairment charge of $9.2 million during 2008 which represents the excess of the carrying values of the property and equipment, goodwill and other intangible assets associated with the restaurants over their estimated fair values, less cost to sell. The fair value of the disposal groups were estimated using a market approach in which the Company considered prices and other relevant information generated by market transactions. The impairment charge is recorded as a component of “Other expenses (income), net” in the fiscal year 2008 Consolidated Statements of Operations. During the third quarter of 2008, the Company completed the re-franchising and sale of 11 company-operated restaurants in Atlanta, Georgia for net proceeds of $3.5 million from the sale of assets and new franchise and development agreements. On January 26, 2009, the company completed the re-franchising and sale of three company-operated restaurants in Nashville, Tennessee for net proceeds of $1.1 million from the sale of assets and new franchise agreements. The remaining Nashville restaurant was permanently closed on December 28, 2008. The Company continues to negotiate definitive agreements for the remaining 14 company-operated restaurants in Atlanta, Georgia; however, at this time the Company is unable to predict the timing of when a sale will be completed. The adjusted carrying value of the remaining Atlanta and Nashville restaurant assets as of December 28, 2008 was $4.5 million and is classified as “Assets held for sale” on the consolidated balance sheet.

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation.

Provisions for depreciation are made using the straight-line method over an asset’s estimated useful life: 7-35 years for buildings; 5-15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3-20 years). During 2008, 2007 and 2006, depreciation expense was approximately $5.6 million $6.1 million, and $5.9 million, respectively.

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
For Fiscal Years 2008, 2007 and 2006 — (Continued)

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

During 2008, the Company impaired $0.6 million of its company-operated restaurant segment goodwill in connection with the re-franchising of its Atlanta, Georgia and Nashville, Tennessee markets. See Assets Held for Sale discussion above.

The Company evaluates goodwill and trademarks for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. The impairment evaluation for goodwill includes a comparison of the fair value of each of the Company’s reporting units with their carrying value. The Company’s reporting units are its business segments. Goodwill is allocated to each reporting unit for purposes of this analysis. Goodwill associated with bankruptcy reorganization value is assigned to reporting units using a relative fair value approach. Goodwill associated with a business combination is allocated to the reporting unit or a component of the reporting unit expected to benefit from the synergies of the combination. For goodwill impairment testing purposes, goodwill is assigned to the component of the reporting unit associated with a business combination for a two year period following the combination. After two years, goodwill from a business combination is allocated to the reporting unit for impairment evaluation purposes. The fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using a discounted cash flow model. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If a reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company follows a similar analysis for the evaluation of trademarks, but that analysis is performed on a company-wide basis. During 2008, 2007 and 2006, there was no impairment of goodwill or trademarks identified during the Company’s annual impairment testing.

Costs incurred to renew or extend the term of recognized intangibles are expensed as incurred and reported as a component of “General and administrative expenses.”

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

In the Company’s consolidated financial statements, the advertising fund is accounted for in accordance with SFAS No. 45, Accounting for Franchise Fee Revenue. Contributions received and expenses of the advertising fund are excluded from the Company’s Consolidated Statements of Operations. The balance sheet components of the fund are consolidated by line item in the Company’s consolidated balance sheets with the exception of (1) cash,

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

which is restricted as to use and included as a component of “Other current assets” and (2) the net fund balance, which is included in the Company’s consolidated balance sheets as a component of “Accounts payable.” The net fund balance was approximately $2.8 million at December 28, 2008 and $5.8 million at December 30, 2007.

Amounts associated with the advertising fund included in our balance sheets at December 28, 2008 and December 30, 2007 were as follows:

(in millions)	2008	2007

Accounts and notes receivable, net	$4.2	$3.7
Other current assets	8.6	11.4

	$12.8	$15.1

Accounts payable	$10.0	$9.3
Net fund balance	2.8	5.8

	$12.8	$15.1

The Company’s contributions to the advertising fund based on company-operated restaurant sales are reflected in the Company’s Consolidated Statements of Operations as a component of “Restaurant employee, occupancy and other expenses.” Additional contributions to the advertising fund for national cable advertising and other marketing related costs are expensed as a component of “General and administrative expenses.” Advertising fund contributions and other advertising costs are expensed as incurred. During 2008, 2007 and 2006, the Company’s advertising costs were approximately $5.4 million, $3.5 million and $3.3 million, respectively.

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

Accumulated Other Comprehensive Income (Loss).  Comprehensive income (loss) is net income plus the change in fair value of the Company’s cash flow hedge discussed in Note 9 plus derivative (gains) or losses realized in earnings during the period. Amounts included in accumulated other comprehensive income (loss) for the Company’s derivative instruments are recorded net of the related income tax effects.

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

Rent and Other Revenues.  Rent and other revenues are composed of rental income associated with properties leased or subleased to franchisees. Rental income is recognized on the straight-line basis over the lease term.

Cash Consideration from Vendors.  The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its advertising fund from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants. For Company-operated restaurants, these incentives are recognized as earned and in accordance with Emerging Issues Task Force Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” and are classified as a reduction of “Restaurant food, beverages and packaging” in the Consolidated Statements of Operations. The incentives recognized by company-operated restaurants were approximately $0.9 million, $0.7 million and $0.4 million in 2008, 2007 and 2006, respectively. Rebates earned and contributed to the cooperative advertising fund are excluded from the Company’s Consolidated Statements of Operations.

Gains and Losses Associated With Unit Conversions.  From time to time, AFC engages in transactions that are commonly referred to as unit conversions. Typically, these transactions involve the sale of a company-operated restaurant to an existing or new franchisee or the purchase of a restaurant from a franchisee.

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

In 2008, there was a deferred gain of $0.1 million associated with the sale of company stores. There were no sales of company-operated restaurants in 2007. During 2006, gains and losses associated with the sale of company-operated restaurants were insignificant. During 2008, 2007 and 2006, previously deferred gains of approximately $0.5 million, $0.2 million, and $0.7 million, respectively, were recognized in income as a component of “Other expenses (income), net” in the accompanying Consolidated Statements of Operations.

Research and Development.  Research and development costs are expensed as incurred. During 2008, 2007 and 2006, such costs were approximately $1.3 million, $1.2 million, and $1.1 million, respectively.

Foreign Currency Transactions.  Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses associated with continuing operations are included in the accompanying Consolidated Statements of Operations as a component of “General and administrative expenses.” During 2008 the net loss from the exchange rate was $0.1 million. During 2007 and 2006, net foreign currency gains and losses were insignificant.

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of “Income tax expense.”

See Note 18 for additional information regarding income taxes.

Stock-Based Employee Compensation.  Effective December 26, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options, restricted stock awards and restricted share units. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: (1) expense related to the remaining non-vested portion of all stock awards granted prior to December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and the same straight-line attribution method used to determine the pro forma disclosures under SFAS 123; and (2) expense related to all stock awards granted on or subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of stock options with service and market conditions is valued utilizing a Monte Carlo simulation embedded in a lattice model. The fair value of all other stock options is estimated using a Black-Scholes option-pricing model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The Company issues new shares for common stock upon exercise of stock options. SFAS 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation rather than recognizing forfeitures as they occur. The adjustment to apply estimated forfeitures to previously recognized stock-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle.

The Company recorded $2.5 million ($1.5 million net of tax), $1.7 million ($1.1 million net of tax), and $3.4 million ($2.1 million net of tax), in total stock-based compensation expense during 2008, 2007 and 2006, respectively.

Fair Value Measurements.  Effective December 31, 2007, the Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The standard describes three levels of inputs that may be used to measure fair value.

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

Pursuant to the Financial Accounting Standards Boards (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSB No. 157-2”), the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a non-recurring basis has been deferred to fiscal years beginning after November 15, 2008. The Company is primarily impacted by this deferral as it relates to non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and fair value measurements in impairment testing. The Company will adopt these remaining provisions of SFAS No. 157 effective December 29, 2008. The Company does not expect the impact to be significant on its financial position, results of operations and cash flows.

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of December 28, 2008:

	Fair Value Measurement Using			Carrying
(in millions)	Level 1	Level 2	Level 3	Value

Financial Assets
Cash equivalents	$2.2	$—	$—	$2.2

Total assets at fair value	$2.2	$—	$—	$2.2

Financial Liabilities
Interest rate swap agreement (Note 9)	$—	$0.5	$—	$0.5

Total liabilities at fair value	$—	$0.5	$—	$0.5

At December 28, 2008 and December 30, 2007, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments. The Company believes that it is not practicable to estimate the fair value of its notes receivable, because there is no ready market for sale of these instruments. The counterparties to these notes are private business enterprises. The Company believes the fair value of its credit facilities approximates its carrying value, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved. See Note 9 for a discussion of the fair value of the Company’s interest rate swap agreements.

Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value with changes in the fair value recognized in earnings. The statement’s objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS 159; therefore the standard did not have any effect on the consolidated financial statements.

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
For Fiscal Years 2008, 2007 and 2006 — (Continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note — 4 Other Current Assets

(in millions)	2008	2007

Restricted cash	$6.7	$9.3
Other current assets of the advertising fund	1.9	2.1
Prepaid insurance	0.5	1.7
Deferred tax assets	1.6	1.9
Prepaid income taxes	0.9	0.5
Prepaid expenses and other current assets	2.2	1.6

	$13.8	$17.1

At December 28, 2008 and December 30, 2007, all of the restricted cash related to the Popeyes’ cooperative advertising fund.

Note — 5 Property and Equipment, Net

(in millions)	2008	2007

Land	$4.0	$4.5
Buildings and improvements	23.2	36.9
Equipment	22.6	28.7
Properties held for sale and other	0.1	0.1

	49.9	70.2
Less accumulated depreciation and amortization	(24.6)	(27.8)

	$25.3	$42.4

At December 28, 2008 and December 30, 2007, property and equipment, net included capital lease assets with a gross book value of $0.8 million and $1.9 million, respectively, and accumulated amortization of zero and $0.6 million, respectively.

Note — 6 Trademarks and Other Intangible Assets, Net

(in millions)	2008	2007

Non-amortizable intangible assets:
Trademarks	$42.0	$42.0
Other	0.6	0.6

	42.6	42.6
Amortizable intangible assets:
Re-acquired franchise rights	7.1	10.7
Accumulated amortization	(1.5)	(1.7)

	5.6	9.0

	$48.2	$51.6

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

Amortization expense was approximately $0.7 million, $0.8 million and $0.5 million for 2008, 2007 and 2006, respectively. For each of the upcoming five years, estimated amortization expense is expected to be approximately $0.6 million per year. The remaining weighted average amortization period for these assets is 11 years.

During 2008, the Company impaired $2.4 million of re-acquired franchise rights in connection with re-franchising its Atlanta, Georgia and Nashville, Tennessee markets. As of December 28, 2008, the Company classified $0.3 million of re-acquired franchise rights in the Nashville market as “Assets held for sale.” See Note 2 for further discussion.

Note — 7 Other Long-Term Assets, Net

(in millions)	2008	2007

Noncurrent notes receivable, net	$11.6	$11.6
Debt issuance costs, net	1.1	1.7
Interest rate swap agreements	—	0.2
Other	0.7	0.6

	$13.4	$14.1

Note — 8 Other Current Liabilities

(in millions)	2008	2007

Accrued wages, bonuses and severances	$3.1	$1.9
Accrued income taxes payable and income tax reserves	5.8	6.2
Accrued interest	1.7	2.2
Other	3.0	4.6

	$13.6	$14.9

Note — 9 Long-Term Debt and Other Borrowings

(in millions)	2008	2007

2005 Credit Facility:
Revolving credit facility	$0.5	$5.0
Term B loan	114.2	123.1
Capital lease obligations	1.6	1.6
Other notes	2.9	3.1

	119.2	132.8
Less current portion	(4.7)	(14.0)

	$114.5	$118.8

2005 Credit Facility.  On May 11, 2005, and as amended April 14, 2006 and April 27, 2007, the Company entered into a bank credit facility (the “2005 Credit Facility”) with J.P. Morgan Chase Bank and certain other lenders, which consists of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan.

The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the revolving credit facility may fluctuate because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants of the 2005 Credit Facility. The Company also pays a quarterly commitment

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

fee of 0.125% on the unused portions of the revolving credit facility. As of December 28, 2008, the Company had loans outstanding under its revolving credit facility totaling $0.5 million. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of December 28, 2008, the Company had $2.1 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $57.4 million.

The 2005 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The 2005 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its common stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.

In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. Whenever any prepayment is made, subsequent scheduled payments of principal are ratably reduced. The Company was subject to a mandatory prepayment of approximately $2.8 million and $7.7 million for fiscal year 2008 and 2007, respectively, which is recorded as a component of current debt maturities in the consolidated balance sheets.

As of December 28, 2008, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility. As of December 28, 2008 and December 30, 2007, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 5.8% and 6.5%, respectively.

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

Effective for the period June 30, 2008 through June 30, 2010, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million. Pursuant to this agreement, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreement is to limit the interest rate exposure on a portion of the Term B debt outstanding under the 2005 Credit Facility to a fixed rate of 4.87%. Effective December 15, 2008, the Company reduced the notional amount of the agreement to $25 million. The effective portion of the loss associated with the termination of the $75 million notional amount, approximately $1.3 million, will be amortized into interest expense over the remaining life of the hedge.

Net interest income associated with these agreements was approximately zero, $1.5 million and $1.3 million for 2008, 2007, and 2006, respectively. The agreement is accounted for as an effective cash flow hedge. At December 28, 2008, the fair value of the agreement was a liability to the Company of approximately $0.5 million, which was recorded as a component of “Deferred credits and other long-term liabilities.” At December 27, 2007, the fair value of the agreements were recorded as a component of “Other long-term assets, net” and was approximately $0.2 million. The changes in fair value are recognized in accumulated other comprehensive income in the Consolidated Balance Sheets.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

Future Debt Maturities.  At December 28, 2008, aggregate future debt maturities, excluding capital lease obligations, were as follows:

(in millions)

2009	$4.7
2010	28.3
2011	82.3
2012	0.2
2013	0.2
Thereafter	1.9

$117.6

Note — 10 Leases

The Company leases property and equipment associated with its (1) corporate facilities; (2) company-operated restaurants; (3) certain former company-operated restaurants that are now operated by franchisees and the property subleased to the franchisee; and (4) certain former company-operated restaurants that are now subleased to a third party.

At December 28, 2008, future minimum payments under capital and non-cancelable operating leases were as follows:

	Capital	Operating
(in millions)	Leases	Leases

2009	$0.2	$6.1
2010	0.2	5.6
2011	0.2	5.2
2012	0.2	4.2
2013	0.2	3.9
Thereafter	3.6	77.1

Future minimum lease payments	4.6	102.1
Less amounts representing interest	(3.0)	—

	$1.6	$102.1

During 2008, 2007 and 2006, rental expense was approximately $6.2 million, $6.8 million, and $6.8 million, respectively, including contingent rentals of $0.1 million, $0.1 million, and $0.2 million, respectively. At December 28, 2008, the implicit rate of interest on capital leases ranged from 8.1% to 11.3%.

The Company leases certain restaurant properties and subleases other restaurant properties to franchisees. At December 28, 2008, the aggregate gross book value and net book value of owned properties that were leased to franchisees was approximately $3.1 million and $2.6 million, respectively. During 2008, 2007 and 2006, rental income from these leases and subleases was approximately $3.9 million, $4.5 million, and $5.2 million, respectively. At December 28, 2008, future minimum rental income associated with these leases and subleases, are approximately $3.5 million in 2009, $3.1 million in 2010, $2.7 million in 2011, $2.3 million in 2012, $1.8 million in 2013, and $6.8 million thereafter.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

Note — 11 Deferred Credits and Other Long-Term Liabilities

(in millions)	2008	2007

Deferred franchise revenues	$3.9	$5.5
Deferred gains on unit conversions	2.7	3.2
Deferred rentals	4.7	4.4
Above-market rent obligations	2.9	2.9
Deferred income taxes	1.9	2.9
Other	3.1	2.6

	$19.2	$21.5

Note — 12 Common Stock

Share Repurchase Program.  Effective July 22, 2002 and as subsequently amended and expanded, the Company’s board of directors approved a share repurchase program of up to $215.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. During 2008 and 2007, the Company repurchased and retired 2,120,401 and 2,496,030 shares of common stock for approximately $19.0 million and $39.4 million, respectively, under this program.

The remaining value of shares that may be repurchased under the program was $38.9 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $27.6 million for the remainder of fiscal 2009.

Dividends.  During 2008, 2007 and 2006, the Company paid dividends of approximately $0.5 million, $0.7 million and $0.7 million, respectively, associated with vested restricted share awards. As of December 28, 2008 there were no longer any accrued dividends associated with unvested restricted share awards.

Note — 13 Stock Option Plans

The 1996 Nonqualified Performance Stock Option Plan.  In April 1996, the Company created the 1996 Nonqualified Performance Stock Option Plan. This plan authorized the issuance of options to purchase approximately 1.6 million shares of the Company’s common stock. As of November 13, 2002, the Company no longer grants options from this plan. During 2008, the remaining options outstanding under this plan expired unexercised.

The 1996 Nonqualified Stock Option Plan.  In April 1996, the Company created the 1996 Nonqualified Stock Option Plan. This plan authorized the issuance of approximately 4.1 million options. As of November 13, 2002, the Company no longer grants options from this plan. The options currently granted and outstanding as of December 28, 2008 allow certain employees of the Company to purchase approximately 98,000 shares of common stock. All of the outstanding options were fully vested as of December 28, 2008.

The 2002 Incentive Stock Plan.  In February 2002, the Company created the 2002 Incentive Stock Plan. This plan authorized the issuance of 4.5 million shares of the Company’s common stock. All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding as of December 28, 2008 allow certain employees of the Company to purchase approximately 143,000 shares of common stock (which vest at 25% per year) and 77,000 shares of common stock (which vest at 33.3% per year). If not exercised, the options expire seven years from the date of issuance. As of May 25, 2006, the Company no longer grants options under this plan.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

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

The options currently granted and outstanding under this plan as of December 28, 2008 allow certain employees of the Company to purchase approximately 260,000 shares of common stock which vest at 25% per year. As of December 28, 2008, an additional 200,000 options were granted and outstanding which vest at 25% per year but are exercisable provided that certain performance criteria with regard to the Company’s common stock price are met within five years of the grant date. A third of the options are exercisable if the Company’s common stock price maintains an average of $20.00 per share for twenty consecutive trading days, a third of the options are exercisable if the Company’s common stock price maintains an average of $25.00 per share for twenty consecutive trading days, and a third of the options are exercisable if the Company’s common stock price maintains an average of $30.00 per share for twenty consecutive trading days. During 2008, an additional 45,000 options were granted and outstanding which vest at 25% per year but are exercisable provided that the Company achieves certain annual domestic same store sales growth targets in fiscal years 2008 through 2011. If not exercised, the options under these grants expire seven years from the date of issuance.

A Summary of Stock Option Plan Activity.  The table below summarizes the activity within the Company’s stock option plans for the 52 week period ended December 28, 2008.

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Term	Value
(shares in thousands)	Shares	Exercise Price	(years)	(millions)

Stock options:
Outstanding at beginning of year	764	$12.62
Granted options	105	8.50
Exercised options	—	—
Cancelled and expired options	(46)	11.40

Outstanding at end of year	823	$12.16	6.1	$—

Exercisable at end of year	418	$12.62	3.4	$—

Shares available for future grants under the plans at end of year	2,558

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2008 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The Company recognized approximately $1.4 million, $0.7 million, and $1.2 million in stock-based compensation expense associated with its stock option grants during 2008, 2007 and 2006, respectively. As of December 28, 2008, there was approximately $1.4 million of total unrecognized compensation costs related to unvested stock options which are expected to be recognized over a weighted average period of approximately 2.0 years. The total fair value at grant date of awards which vested during 2008, 2007 and 2006 was $1.0 million, $0.7 million and $1.3 million, respectively.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

The weighted average grant date fair value of awards granted during 2008 and 2007 was $3.86 and $5.96, respectively. There were no options granted in 2006. The total intrinsic value of stock options exercised during 2007 and 2006 was $3.2 million, and $6.6 million, respectively. There were no options exercised in 2008.

During 2007, the fair value of each option with service and market conditions was estimated on the date of grant using a Monte Carlo simulation embedded in a lattice model. During 2008 and 2007, the fair value of all other option awards was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The following weighted average assumptions were used for the grants:

	2008	2007	2007
	Black-	Monte	Black-
	Scholes	Carlo	Scholes

Risk-free interest rate	2.9%	4.2%	4.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.25	6.25	7.00
Expected volatility	41.9%	42.0%	41.9%

The risk-free interest rate is based on the United States treasury yields in effect at the time of grant. The expected term of options represents the period of time that options granted are expected to be outstanding based on the vesting period, the term of the option agreement and historical exercise patterns. The estimated volatility is based on the historical volatility of the Company’s stock price and other factors.

The following table summarizes the non-vested stock option activity for the 52 week period ended December 28, 2008:

		Weighted
		Average
		Grant Date
(shares in thousands)	Shares	Value

Unvested stock options outstanding at beginning of period	474	$5.84
Granted	105	3.86
Vested	(174)	5.68
Forfeited	—	—

Unvested stock options outstanding at end of period	405	$5.41

Restricted Share Awards

The Company has granted 335,000 restricted shares pursuant to the 2006 Incentive Stock Plan and 2002 Incentive Stock Plan. These awards are amortized as expense on a graded vesting basis. The Company recognized approximately $0.8 million, $0.6 million, and $2.0 million, in stock-based compensation expense associated with these awards during 2008, 2007 and 2006, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period. The Company paid dividends of approximately $0.5 million, $0.7 million and $0.7 million associated with vested awards during fiscal years 2008, 2007 and 2006, respectively.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

The following table summarizes the restricted share awards activity for the 52 week period ended December 28, 2008:

		Weighted
		Average
		Grant
		Date Fair
(share awards in thousands)	Shares	Value

Unvested restricted share awards:
Outstanding beginning of year	114	$17.52
Granted	90	8.77
Vested	(95)	17.65
Cancelled	(19)	16.70

Outstanding end of year	90	$8.76

The weighted average grant date fair value of restricted share awards granted during 2007 and 2006 was $15.54 and $13.45, respectively.

As of December 28, 2008, there was approximately $0.4 million of total unrecognized compensation cost related to unvested restricted stock awards which are expected to be recognized over a weighted average period of approximately 0.6 years. The total fair value at grant date of awards which vested during 2008, 2007 and 2006 was $1.7 million, $2.3 million and $1.5 million, respectively.

Restricted Share Units

The Company has granted 83,000 restricted stock units (RSUs) to members of its board of directors pursuant to the 2006 Incentive Stock Plan. Vested RSUs are convertible into shares of the Company’s common stock on a 1:1 basis at such time the director no longer serves on the board of the Company. The Company recognized $0.3 million, $0.4 million and $0.2 million in stock based compensation expense associated with these awards during the 2008, 2007 and 2006, respectively. As of December 28, 2008, there was approximately $0.2 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 0.5 years. The total fair value at grant date of awards vested during 2008, 2007 and 2006 was zero, $0.1 million and zero, respectively.

The following table summarizes the restricted share unit activity for the 52 week period ended December 28, 2008.

		Weighted
		Average
		Grant
		Date Fair
(share awards in thousands)	Units	Value

Unvested restricted stock units:
Outstanding beginning of year	37	$17.49
Granted	37	8.02
Vested	—	—

Outstanding end of year	74	$12.70

The weighted average grant date fair value of restricted share units granted during 2007 and 2006 was $19.79 and $15.25, respectively.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

Note — 14 401(k) Savings Plan

The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 75.0% of their eligible compensation to the Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 5.0% of their eligible compensation beginning in 2007 (increasing from 4.0% in 2006). The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.2 million, $0.3 million, and $0.2 million, during 2008, 2007 and 2006, respectively, for its contributions to the Plan.

Note — 15 Commitments and Contingencies

Supply Contracts.  Supplies are generally provided to Popeyes franchised and company-operated restaurants, pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. The Company, its franchisees and the owners of Cinnabon bakeries hold membership interests in SMS in proportion to the number of restaurants they own. At December 28, 2008, the Company held one of SMS’s seven board seats. The operations of SMS are not included in the consolidated financial statements and the investment is accounted for using the cost method.

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

The estimated minimum level of purchases under these contracts is $155.3 million for 2009. AFC has agreed to indemnify SMS for any shortfall between actual purchases by the Popeyes system and the annual purchase commitments entered into by SMS on behalf of the Popeyes restaurant system. The indemnification has not been recorded as an obligation in the Company’s balance sheets. The Company does not expect any material loss to result from the indemnification because it does not believe that performance, on its part, will be required.

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

Formula and Supply Agreements with Former Owner.  The Company has a formula licensing agreement with the estate of Alvin C. Copeland, the founder of Popeyes and the present primary owner of Diversified Foods and Seasonings, Inc. (“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

Popeyes fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay the estate of Mr. Copeland approximately $3.1 million annually until March 2029. During each of 2008, 2007 and 2006, the Company expensed approximately $3.1 million under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.

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

During 2008, 2007 and 2006, payments made to King Features were $1.1 million, $1.0 million; and $1.0 million, respectively. A portion of these payments was made from the Popeyes cooperative advertising fund (Note 2) and the remainder by the Company.

Business Process Services.  Certain accounting and information technology services are provided to the Company under an agreement with Convergys Corporation which expires April 30, 2011. At December 28, 2008, future minimum payments under this contract are $1.0 million in 2009, $1.0 million in 2010 and $0.3 million in 2011. During 2008, 2007 and 2006, the Company expensed $1.5 million, $1.4 million, and $1.9 million, respectively, under this agreement.

Information Technology Outsourcing.  Certain information technology services are provided to the Company under an Information Technology Services Agreement with IBM which expires December 28, 2009. At December 28, 2008, future minimum payments under this contract are $2.4 million in 2009. During 2008, 2007 and 2006, the Company expensed $2.1 million, $2.0 million, and $2.9 million, respectively, under this agreement.

Employment Agreements.  As of December 28, 2008, the Company had employment agreements with 4 senior executives which provide for annual base salaries ranging from $280,000 to $650,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements end in 2009, unless earlier terminated or otherwise renewed pursuant to the terms thereof and are automatically extended for successive one-year periods following the expiration of each term unless notice is given by the Company or the executive not to renew. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, one or two times annual base salary, as applicable, and one or two times the bonus payable, as applicable, to the individual for the fiscal year in which such termination occurs. Under the agreements, upon a change of control of the Company and a significant reduction in the executive’s responsibilities or duties, the executive may terminate employment and would be entitled to receive the same severance pay the executive would have received had the executive’s employment been terminated without cause.

AFC Loan Guarantee Programs.  In March 1999, the Company implemented a program to assist qualified current and prospective franchisees in obtaining the financing needed to purchase or develop franchised restaurants at competitive rates. Under the program, the Company guarantees up to 20% of the loan amount toward a maximum aggregate liability for the entire pool of $1.0 million. For loans within the pool, the Company assumes a first loss risk until the maximum liability for the pool has been reached. Such guarantees typically extend for a three-year period. At December 28, 2008, approximately $0.3 million was borrowed under this program, of which the Company was contingently liable for approximately $0.1 million in the event of default.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

In November 2002, the Company implemented a second loan guarantee program to provide qualified franchisees with financing to fund new construction, re-imaging and facility upgrades. Under the program, the Company assumes a first loss risk on the portfolio up to 10% of the sum of the original funded principal balances of all program loans. At December 28, 2008, approximately $0.4 million was borrowed under this program, of which the Company was contingently liable for approximately $0.1 million in the event of default. During 2004, the re-imaging and facility upgrade portions of this program were canceled.

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

The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 28, 2008, the Company’s insurance reserves of approximately $2.0 million were partially collateralized by letters of credit and/or cash deposits of $2.1 million.

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

Foreign Operations.  The Company’s international operations are limited to franchising activities. During 2008, 2007 and 2006, such operations represented approximately 11.3%, 9.2%, and 8.8%, of total franchise revenues, respectively; and approximately 5.7%, 4.5%, and 4.7%, of total revenues, respectively. At December 28, 2008, approximately $0.8 million of the Company’s accounts receivable were related to its international franchise operations.

Significant Franchisee.  During 2008, 2007 and 2006, one domestic franchisee accounted for approximately 10.0%, 10.5%, and 11.0%, respectively of the Company’s royalty revenues.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

Geographic Concentrations.  Of AFC’s domestic company-operated and franchised restaurants, the majority are located in the southern and southwestern United States. The Company’s international franchisees operate in Korea, Indonesia, Canada, Turkey and various countries throughout Central America, Asia and Europe.

Note — 16 Other Expenses (Income), Net

(in millions)	2008	2007	2006

Net recoveries of directors and officers liability insurance claims and shareholder litigation	$(12.9)	$(0.9)	$(0.3)
Impairments and disposals of fixed assets	9.5	1.9	0.1
Gain on insurance recoveries related to asset damages, net	(0.5)	(3.2)	—
Income from business interruption insurance recoveries	—	(1.6)	—
Costs related to restaurant closures	—	0.8	—
Net gain on sale of assets	(0.9)	(0.3)	(2.3)
Other	0.2	0.6	0.7

	$(4.6)	$(2.7)	$(1.8)

In September 2007, a federal court in Atlanta returned a favorable decision in a lawsuit by the Company against a former insurance carrier that provided primary liability coverage for its directors and officers. The Company was awarded $20 million in damages (representing the full liability of the policy) and approximately $4 million in pre-judgment interest. During the first quarter of 2008, the Company received $0.6 million in net proceeds from the settlement of other insurance claims related to directors and officers liability policies. After payment of settlement amounts to the counterparties to certain joint settlement agreements, legal expenses and fees, the Company received $12.3 million during the second quarter of 2008. Total related recoveries received during fiscal years 2008 and 2007 were $12.9 million and $0.9 million, respectively.

During 2008, the Company recognized $9.2 million in impairment charges associated with the re-franchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee. See Note 2 for further discussion of impairment charges related to company-operated restaurants.

The Company recognized approximately $2.9 million in net gains on insurance recoveries related to asset damages and approximately $1.6 million in income from business interruption insurance recoveries during 2007 resulting from Hurricane Katrina. During 2006 and 2007, the company received a total of $11.5 million from its insurance carriers in settlement of all claims resulting from Hurricane Katrina. Hurricane related costs and related recoveries include relief and other payments to employees, ongoing rental expense for temporarily idled restaurants, costs associated with exit and disposal activities for permanently closed restaurants, clean-up costs, and restaurant pre-opening costs for re-opened restaurants, net of estimated insurance recoveries including recoveries for property and equipment damages.

Costs related to restaurant closures include the accrual of future lease obligations on closed facilities and other charges associated with the closing of company-operated restaurants.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

Note — 17 Interest Expense, Net

(in millions)	2008	2007	2006

Interest on debt, less capitalized amounts	$8.1	$9.0	$11.1
Amortization and write-offs of debt issuance costs	0.6	0.6	1.3
Other debt related charges	0.6	0.4	0.3
Interest income	(1.2)	(1.3)	(1.6)

	$8.1	$8.7	$11.1

Note — 18 Income Taxes

Total income taxes for fiscal years 2008, 2007 and 2006, were allocated as follows:

(in millions)	2008	2007	2006

Income taxes in the statements of operations, net	$12.8	$13.8	$12.0
Income taxes charged (credited) to statements of shareholders’ equity (deficit):
Compensation expense for tax purposes less than (in excess of) amounts recognized for financial reporting purposes	0.5	(0.9)	(1.8)
Other comprehensive income	(0.7)	(0.6)	—

Total	$12.6	$12.3	$10.2

Total U.S. and foreign income before income taxes and discontinued operations for fiscal years 2008, 2007 and 2006, were as follows:

(in millions)	2008	2007	2006

United States	$26.6	$31.8	$29.8
Foreign	5.6	5.1	4.4

Total	$32.2	$36.9	$34.2

The components of income tax expense associated with continuing operations were as follows:

(in millions)	2008	2007	2006

Current income tax expense:
Federal	$10.5	$11.9	$7.7
Foreign	0.9	0.8	0.6
State	1.4	1.6	1.5

	12.8	14.3	9.8
Deferred income tax expense (benefit):
Federal	—	(0.5)	2.1
State	—	—	0.1

	—	(0.5)	2.2

	$12.8	$13.8	$12.0

Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company’s U.S. income tax liabilities.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

Reconciliations of the Federal statutory income tax rate to the Company’s effective tax rate associated with continuing operations are presented below:

	2008	2007	2006

Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5	1.7	1.1
Valuation allowance	0.8	0.9	4.4
Tax free interest income	—	—	(0.2)
Provision to return adjustments	0.2	(0.1)	(5.8)
Adjustments to estimated tax reserves	1.4	(0.5)	0.3
Non-deductible goodwill impairment	0.7	—	—
Other items, net	0.2	0.4	0.3

Effective income tax benefit rate	39.8%	37.4%	35.1%

Provision to return adjustments include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Operations to amounts reflected on our tax returns.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in millions)	2008	2007

Deferred tax assets:
Deferred franchise fee revenue	$2.6	$3.4
State net operating loss carry forwards	4.0	3.7
Deferred rentals	3.1	3.1
Deferred compensation	1.4	1.2
Property, plant and equipment	1.5	—
Allowance for doubtful accounts	0.5	0.6
Insurance accruals	0.4	0.5
Other accruals	1.7	1.4
Reorganization costs	4.0	4.0

Total gross deferred tax assets	19.2	17.9

Deferred tax liabilities:
Franchise value and trademarks	(15.5)	(14.7)
Property, plant and equipment	—	(0.4)
Other	—	(0.1)

Total gross deferred liabilities	(15.5)	(15.2)
Valuation allowance	(4.0)	(3.7)

Net deferred tax liability	$(0.3)	$(1.0)

The Company assesses quarterly the likelihood that the deferred tax assets will be recovered. To make this assessment, historical levels of income, expectations and risks associated with estimates of future taxable income are considered. If recovery is not likely, the Company increases its valuation allowance for the deferred tax assets that it estimates will not be recovered.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

At December 28, 2008, the Company had state net operating losses (“NOLs”) of approximately $76.9 million which continue to expire. The Company established a full valuation allowance on the deferred tax asset related to these NOLs as it is more likely than not that such tax benefit will not be realized. As such, the Company has established a valuation allowance of approximately $4.0 million at December 28, 2008 and $3.7 million at December 30, 2007.

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

Included in accrued liabilities at December 28, 2008 and December 30, 2007 are accrued income tax reserves of $5.7 million and $5.2 million, respectively.

The amount of unrecognized tax benefits were approximately $4.7 million as of December 28, 2008 of which approximately $1.2 million, if recognized, would impact the effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 28, 2008 is as follows (in millions):

(in millions)

Balance as of December 30, 2007	$4.5
Gross additions related to current year	0.2
Expirations of statutes of limitation	—

Balance as of December 28, 2008	$4.7

The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions for the fiscal years ended December 28, 2008 and December 30, 2007 were approximately $0.3 million and $0.2 million, respectively. The Company had approximately $1.0 million and $0.7 million of accrued interest and penalties related to uncertain tax positions as of December 28, 2008 and December 30, 2007, respectively.

The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2004 through 2007 are open to audit, with 2004 and 2005 currently under examination. The Company has unrecognized tax benefits of approximately $0.7 million related to the period being examined which may be recognized once the federal income tax audit is closed. In general, the state tax years open to audit range from 2004 through 2007.

Note — 19 Components of Earnings Per Share Computation

(in millions)	2008	2007	2006

Numerators for income per share computation:
Income before discontinued operations	$19.4	$23.1	$22.2
Discontinued operations, net of income taxes	—	—	0.2

Net income	$19.4	$23.1	$22.4

Denominator for basic earnings per share — weighted average shares	25.6	28.6	29.5
Dilutive employee stock options	0.1	0.2	0.3

Denominator for diluted earnings per share	25.7	28.8	29.8

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

Note — 20 Related Party Transactions

In October 1998, the Company loaned certain officers of the Company an aggregate of $1.3 million to pay for shares of common stock offered by AFC in connection with the acquisition of Cinnabon. All the individual notes had similar terms. Each full recourse note bears interest at 7.0% per annum with principal and interest payable at December 31, 2005. The remaining note receivable balances and interest receivable balances, net of payments, at December 25, 2005 were included as a reduction to shareholders’ deficit in the accompanying Consolidated Statements of Changes in Shareholders’ Deficit.

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

Cinnabon.  On November 4, 2004, the Company sold its Cinnabon subsidiary to Focus Brands, Inc. for approximately $21.0 million in cash, subject to customary closing adjustments. Proceeds of the sale, net of transaction costs and adjustments, were approximately $19.6 million. The sale included certain franchise rights for Seattle’s Best Coffee which were retained following the sale of Seattle’s Best Coffee in July 2003.

Summary operating results for these discontinued operations were as follows:

(in millions)	2008	2007	2006

Income (loss) from operations:
Church’s	$—	$—	$(0.1)
Cinnabon	—	—	0.3
Income tax benefit (expense)	—	—	—

Income from operations, net	$—	$—	$0.2

Discontinued operations, net of income taxes	$—	$—	$0.2

Note — 22 Restructuring of Corporate Operations

During 2004, the Company began a restructuring of its corporate operations which it completed in 2006. The restructuring included: (1) the reduction of AFC’s corporate staffing in concert with the divestiture of Cinnabon and Church’s, (2) the closure of AFC’s corporate offices, (3) the integration of AFC’s corporate function into the Popeyes corporate function, and (4) the termination or restructuring of certain outsourcing and other contractual

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

arrangements. Total restructuring costs were approximately $15.9 million through the end of 2006 of which $1.0 million was recorded in 2006.

Note — 23 Segment Information

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments. Operating segments are generally defined as components of an enterprise about which separate discrete financial information is available as the basis for management to allocate resources and assess performance.

Based on its internal reporting and management structure, the Company has determined that it has two reportable segments: franchise operations and its company-operated restaurants. The company-operated restaurant segment derives its revenues from the operation of company owned restaurants. The franchise segment consist of domestic and international franchising activities and derives its revenues principally from (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new restaurant openings; (3) development fees associated with the opening of new franchised restaurants in a given market; and (4) rental income associated with properties leased or subleased to franchisees.

During the fourth quarter 2008, the Company changed the basis in which it measures reportable segment profit or loss in order to improve the alignment between its strategy to re-franchise all of its company-operated restaurants and the basis management uses to allocate resources and assess performance. Operating profit for each reportable segment includes operating results directly allocable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants. Previously reported results have been reclassified to conform to current year’s presentation.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

	2008	2007	2006

Revenues
Franchise operations(a)	$88.5	$87.3	$87.8
Company-operated restaurants	78.3	80.0	65.2

	$166.8	$167.3	$153.0

Operating profit before unallocated expenses
Franchise operations	$38.9	$45.1	$45.4
Company-operated restaurants	3.1	4.7	4.5

	42.0	49.8	49.9
Less unallocated expenses
Depreciation and amortization	6.3	6.9	6.4
Other expenses (income), net	(4.6)	(2.7)	(1.8)

Operating profit	$40.3	$45.6	$45.3

Capital expenditures
Franchise operations	$0.2	$0.6	$0.7
Company-operated restaurants	2.5	9.4	6.3

	$2.7	$10.0	$7.0

Goodwill — year end
Franchise operations	$8.9	$8.9	$8.9
Company-operated restaurants	2.2	2.8	2.8

	$11.1	$11.7	$11.7

Total assets — year end
Franchise operations	$98.6	$106.6	$115.2
Company-operated restaurants	33.4	48.4	47.9

	$132.0	$155.0	$163.1

(a)	Franchise operations revenues excludes 5% inter-segment royalties

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

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

The reacquired franchise rights are amortized over the remaining life of the franchise agreements. The weighted average life of the reacquired franchise rights at the date of acquisition was 14 years.

The following unaudited pro forma condensed consolidated summary operating results of the Company for fiscal year 2006 have been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statement of operations to give effect to the acquisition as if it had been consummated as of December 25, 2005. The pro forma results include adjustments to recognize depreciation and amortization expense on the allocated purchase price of the acquired assets, interest expense on debt assumed, rent expense on properties leased from the seller, and the elimination of royalty revenues and expenses. The pro forma information does not necessarily reflect the actual results that would have been attained nor necessarily indicative of future results of the operations of the combined companies:

(in millions, except per share data)	2006

Total revenues	$158.1
Operating (loss) profit	45.7
Income (loss) before discontinued operations	22.2

Net income	$22.4

Basic earnings per common share
Income (loss) before discontinued operations	$0.75
Discontinued operations, net of income taxes	0.1

Net income	$0.76

Diluted earnings per common share
Income (loss) before discontinued operations	$0.74
Discontinued operations, net of income taxes	0.1

Net income	$0.75

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2008, 2007 and 2006 — (Continued)

Note — 25 Quarterly Financial Data (Unaudited)

	2008

	First(a)	Second	Third	Fourth(b)
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

Results of Operations

Total revenues	$53.3	$39.3	$38.3	$35.9
Operating profit	13.3	12.9	8.1	6.0
Net income	6.4	6.6	4.0	2.4
Basic earnings per common share	0.24	0.26	0.16	0.10
Diluted earnings per common share	0.24	0.26	0.16	0.10

	2007

	First(a)	Second	Third	Fourth(c)
	Quarter	Quarter	Quarter	Quarter

Results of Operations

Total revenues	$51.0	$38.3	$38.9	$39.1
Operating profit	13.0	12.7	11.9	8.0
Net income	6.4	6.6	6.5	3.6
Basic earnings per common share	0.22	0.22	0.23	0.14
Diluted earnings per common share	0.22	0.22	0.23	0.13

(a)	The Company’s first quarters for 2008 and 2007 contained sixteen weeks. The remaining quarters of 2008 and 2007 contained twelve weeks each.

(b)	Significant fourth quarter adjustments and unusual or infrequently incurred items recognized in 2008 include: $1.1 million in asset impairments of company-operated restaurants and $0.8 million of income recognized from insurance proceeds related to property damage and business interruption claims.

(c)	Significant fourth quarter adjustments and unusual or infrequently incurred items recognized in 2007 include: (i) $1.0 million in asset impairments of company-operated restaurants, (ii) severances of $0.6 million, (iii) $0.5 million for future lease obligations on closed facilities, (iv) $1.0 million of shareholder litigation proceeds, and (v) $1.7 million of income recognized from insurance proceeds related to property damage and business interruption claims.