Form 10-Q
period 2009-04-19
AFC ENTERPRISES INC
filed 2009-05-27
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 19, 2009
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
Yes ☐     No ☑
     As of May 15, 2009 there were 25,287,915 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	04/19/09	12/28/08
ASSETS
Current assets:
Cash and cash equivalents	$5.6	$2.1
Accounts and current notes receivable, net	13.3	13.6
Assets held for sale	3.5	4.5
Other current assets	12.2	13.8

Total current assets	34.6	34.0

Long-term assets:
Property and equipment, net	24.0	25.3
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	48.0	48.2
Noncurrent notes receivable and other long-term assets, net	13.3	13.4

Total long-term assets	96.4	98.0

Total assets	$131.0	$132.0

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18.7	$19.3
Other current liabilities	12.0	13.6
Current debt maturities	1.4	4.7

Total current liabilities	32.1	37.6

Long-term liabilities:
Long-term debt	113.9	114.5
Deferred credits and other long-term liabilities	18.5	19.2

Total long-term liabilities	132.4	133.7

Commitments and contingencies

Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—

Common stock ($.01 par value; 150,000,000 shares authorized; 25,287,915 and 25,294,973 shares issued and outstanding at April 19, 2009 and December 28, 2008, respectively)	0.3	0.3
Capital in excess of par value	111.1	110.5
Accumulated deficit	(144.1)	(149.1)
Accumulated other comprehensive loss	(0.8)	(1.0)

Total shareholders’ deficit	(33.5)	(39.3)

Total liabilities and shareholders’ deficit	$131.0	$132.0

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	16 Weeks Ended
	04/19/09	04/20/08
Revenues:
Sales by company-operated restaurants	$20.8	$26.4
Franchise revenues	25.7	25.8
Rent and other revenues	1.4	1.1

Total revenues	47.9	53.3

Expenses:
Restaurant employee, occupancy and other expenses	10.8	13.2
Restaurant food, beverages and packaging	6.9	9.2
Rent and other occupancy expenses	0.6	0.7
General and administrative expenses	17.7	16.1
Depreciation and amortization	1.6	2.1
Other expenses (income), net	0.4	(1.3)

Total expenses	38.0	40.0

Operating profit	9.9	13.3
Interest expense, net	1.7	2.8

Income before income taxes	8.2	10.5
Income tax expense	3.2	4.1

Net income	$5.0	$6.4

Earnings per common share, basic:	$0.20	$0.24

Earnings per common share, diluted:	$0.20	$0.24

Weighted-average shares outstanding:
Basic	25.2	26.6
Diluted	25.3	26.6
See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Loss	Total
Balance at December 28, 2008	25,294,973	$0.3	$110.5	$(149.1)	$(1.0)	$(39.3)
Net income	—	—	—	5.0	—	5.0
Other comprehensive income
Change in fair value of interest rate swap agreement, net of income taxes	—	—	—	—	0.1	0.1
Unrealized loss on interest rate swap agreement recognized in earnings during the period, net of income taxes of $0.1 million	—	—	—	—	0.1	0.1

Total comprehensive income						5.2
Cancellation of shares	(4,658)	—	—	—	—	—
Forfeitures of restricted stock awards	(2,400)	—	—	—	—	—

Stock-based compensation expense	—	—	0.6	—	—	0.6

Balance at April 19, 2009	25,287,915	$0.3	$111.1	$(144.1)	$(0.8)	$(33.5)

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	16 Weeks Ended
	04/19/09	04/20/08
Cash flows provided by (used in) operating activities:
Net income	$5.0	$6.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1.6	2.1
Asset write-downs	0.2	—
Net gain on sale of assets	(0.1)	(0.7)
Deferred income taxes	(0.1)	0.8
Non-cash interest, net	0.1	—
Provision for credit losses	0.3	—
Stock-based compensation expense	0.6	0.8
Change in operating assets and liabilities:
Accounts receivable	(0.4)	1.1
Prepaid income taxes	0.9	0.5
Other operating assets	0.8	0.5
Accounts payable and other operating liabilities	(2.0)	(10.7)

Net cash provided by operating activities	6.9	0.8

Cash flows provided by (used in) investing activities:
Capital expenditures	(0.2)	(0.7)
Proceeds from dispositions of property and equipment	1.0	0.7
Property insurance proceeds	0.2	—
Proceeds from notes receivable	0.3	0.3

Net cash provided by investing activities	1.3	0.3

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	(3.4)	(8.3)
Principal payments — 2005 revolving credit facility	(0.5)	—
Borrowings under 2005 revolving credit facility	—	20.0
Special cash dividend	—	(0.5)
Share repurchases	—	(16.6)
(Increase) decrease in restricted cash	(0.4)	2.7
Other, net	(0.4)	(0.1)

Net cash used in financing activities	(4.7)	(2.8)

Net increase (decrease) in cash and cash equivalents	3.5	(1.7)
Cash and cash equivalents at beginning of year	2.1	5.0

Cash and cash equivalents at end of quarter	$5.6	$3.3

See accompanying notes to condensed consolidated financial statements

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1 — Description of Business
          AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade names Popeyes ® Chicken & Biscuits and Popeyes ® Louisiana Kitchen (“Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
Note 2 — Significant Accounting Policies
     The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 28, 2008, which are contained in the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (“2008 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:
     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States for complete financial statements is not included. The condensed consolidated balance sheet data as of December 28, 2008 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of April 19, 2009 have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. We suggest that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our 2008 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2008 Form 10-K.
     Use of Estimates. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, contingencies and income taxes.
     Reclassifications. In the accompanying condensed consolidated financial statements and in these notes, certain prior year amounts have been reclassified to conform to the current year presentation.
     The Company reclassified rent and other occupancy expenses associated with properties leased or subleased to franchisees and other third parties from “General and administrative expenses” to “Rent and other occupancy expenses” in its condensed consolidated statements of operations. For the sixteen week periods ended April 19, 2009 and April 20, 2008 these expenses were approximately $0.6 million and $0.7 million, respectively. The reclassification had no impact on operating profit or net income.
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
     In the Company’s condensed consolidated financial statements, the advertising fund is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue”. Contributions received and expenses of the advertising fund are excluded from the Company’s condensed consolidated statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s condensed consolidated balance sheets with the exception of (1) cash, which is restricted as to use and included as a component of “other current assets” and (2) the net fund balance, which is included as a component of “accounts payable.” The net fund balance was approximately $0.5 million at April 19, 2009 and $2.8 million at December 28, 2008.
     Amounts associated with the advertising fund included in our condensed consolidated balance sheets at April 19, 2009 and December 28, 2008 were as follows:

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements

(in millions)	04/19/09	12/28/08

Accounts and current notes receivable, net	$4.4	$4.2
Other current assets	8.8	8.6

	$13.2	$12.8

Accounts Payable:
Accounts payable	$12.7	$10.0
Net fund balance	0.5	2.8

	$13.2	$12.8

     Accumulated Other Comprehensive Loss. At April 19, 2009, the accumulated other comprehensive loss of $0.8 million was comprised of a net unrealized loss on the Company’s interest rate swap agreement of $0.2 million net of income taxes and an unrealized loss on a interest rate swap settled in cash of $0.6 million net of income taxes.
     At December 28, 2008, the accumulated other comprehensive loss of $1.0 million was comprised of a net unrealized loss on the Company’s interest rate swap agreement of $0.3 million net of income taxes and an unrealized loss on a interest rate swap settled in cash of $0.7 million net of income taxes.
     The unrealized loss associated with the interest rate swaps settled in cash will be recognized as a component of interest expense through June 30, 2010, the remaining term of the original hedge. See Note 5 for further discussion of the Company’s interest rate swap agreements.
     Fair Value Measurements. The Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).
     The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of April 19, 2009:

	Fair Value Measurement Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable Inputs	Unobservable
	Identical Assets		Inputs	Carrying
(in millions)	(Level 1)	(Level 2)	(Level 3)	Value

Financial Assets
Cash equivalents	$5.9	$—	$—	$5.9

Total assets at fair value	$5.9	$—	$—	$5.9

Financial Liabilities
Interest rate swap agreement (Note 5)	$—	$0.4	$—	$0.4

Total liabilities at fair value	$—	$0.4	$—	$0.4

     Recently Adopted Accounting Pronouncements. Pursuant to the Financial Accounting Standards Board’s (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSB No. 157-2”), the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a non-recurring basis was deferred to fiscal years beginning after November 15, 2008. The Company is primarily impacted by this deferral as it relates to non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and fair value measurements in impairment testing. The Company adopted these remaining provisions of SFAS No. 157 effective December 29, 2008. The adoption of SFAS No. 157 in 2008 and 2009 had no impact on our financial statements.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 was effective as of December 29, 2008 for the Company and we have included all required disclosures in Note 5.
     Recent Accounting Pronouncements That the Company Has Not Yet Adopted. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
Note 3 — Other Current Assets

(in millions)	04/19/09	12/28/08

Restricted cash	$7.1	$6.7
Other current assets of the advertising fund	1.7	1.9
Prepaid insurance	0.8	0.5
Deferred tax assets	1.4	1.6
Prepaid income taxes	—	0.9
Prepaid expenses and other current assets	1.2	2.2

	$12.2	$13.8

The restricted cash balances at April 19, 2009 and December 28, 2008 are primarily associated with the advertising fund the Company maintains for its Popeyes restaurant system.
Note 4 — Other Current Liabilities

(in millions)	04/19/09	12/28/08

Accrued wages, bonuses and severances	$2.1	$3.1
Accrued income taxes payable and income tax reserves	6.9	5.8
Accrued interest	0.1	1.7
Other	2.9	3.0

	$12.0	$13.6

Note 5 — Long-Term Debt and Other Borrowings

(in millions)	04/19/09	12/28/08

2005 Credit Facility:
Revolving credit facility	$—	$0.5
Term loan	110.8	114.2
Capital lease obligations	1.6	1.6
Other notes	2.9	2.9

	115.3	119.2
Less current portion	(1.4)	(4.7)

	$113.9	$114.5

     2005 Credit Facility. The 2005 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The 2005 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. As of April 19, 2009, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility.
     As of April 19, 2009, the Company had no loans outstanding under its revolving credit facility. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of April 19, 2009 the Company had $1.5 million of outstanding letters of credit. Availability for short-term borrowings under the revolving credit facility was $58.5 million.
     Interest Rate Swap Agreements. Effective for the period June 30, 2008 through June 30, 2010, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million. Pursuant to this agreement, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreement is to limit the interest rate exposure on a portion of the Term B debt outstanding under the 2005 Credit Facility to a fixed rate of 4.87%. Effective December 15, 2008, the Company reduced the notional amount of the agreement to $25 million. The effective portion of the loss associated with the termination of the $75 million notional amount, approximately $1.3 million, will be amortized into interest expense over the remaining life of the hedge.
     Interest rate swap agreements were also in effect for the period from December 31, 2007 through June 30, 2008, which limited interest rate exposure on a notional amount of $110.0 million to a fixed rate of 6.4%.
     Our interest rate swap agreements are derivative instruments that are designated as cash flow hedges under the terms of SFAS 133. The effective portion of the gain or loss on the swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts payable or receivable under the swaps are accounted for as adjustments to interest expense.
     The following tables summarize the fair value of our interest rate swap agreement and the effect on the condensed consolidated financial statements:
Fair Values of Derivative Instruments

	Derivative Liabilities
(in millions)	Balance sheet location	04/19/09	12/28/08

Interest rate swap agreement	Deferred credits and other long-term liabilities	$0.4	$0.5

		$0.4	$0.5

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations for the Sixteen Weeks ended
April 19, 2009 and April 20, 2008

Amount of Gain
(Loss) Reclassified
Amount of Gain (Loss)	from AOCI to
Recognized in AOCI	Income (effective
(effective portion)	Location of Gain (Loss)	portion)
(in millions)	2009	2008	Reclassified from AOCI to Income	2009	2008

Interest rate swap agreements	$0.1	(0.5)	Interest expense, net	$(0.2)	$0.1

$0.1	$(0.5)	$(0.2)	$0.1

Note 6 — Shareholders’ Deficit
     Share Repurchase Program. Effective July 22, 2002 and as subsequently amended and expanded, the Company’s board of directors approved a share repurchase program of up to $215.0 million. The program, which is open-ended, allows the Company to repurchase shares of the Company’s common stock from time to time. No shares were repurchased and retired during the sixteen week period ended April 19, 2009. During the sixteen week period ended April 20, 2008, the Company repurchased and retired 2,120,401 shares of common stock for approximately $16.6 million under this program.
     The remaining value of shares that may be repurchased under the program was $38.9 million as of April 19, 2009. Pursuant to the terms of the 2005 Credit Facility, the Company is subject to a share repurchase limit of approximately $27.6 million for the remainder of fiscal 2009.
     Comprehensive Income. The following table presents the components of comprehensive income (loss) for the sixteen weeks ended April 19, 2009 and April 20, 2008:

	16 weeks ended
(in millions)	04/19/09	04/20/08

Net income	$5.0	$6.4
Change in fair value of interest rate swap agreements, net of income taxes	0.1	(0.3)
Unrealized loss (income) on interest rate swap agreements recognized in earnings during the period, net of income taxes	0.1	(0.1)

Total comprehensive income	$5.2	$6.0

Note 7 — Other Expenses (Income), Net

	16 weeks ended
(in millions)	04/19/09	04/20/08

Net recoveries of directors and officers liability insurance claims	$—	$(0.6)
Impairments and disposals of fixed assets	0.2	—
Net gain on sale of assets	(0.1)	(0.7)
Other	0.3	—

	$0.4	$(1.3)

Note 8 — Legal Matters
     The Company is a defendant in various legal proceedings arising in the ordinary course of business, including claims resulting from “slip and fall” accidents, employment-related claims, claims from guests or employees alleging illness, injury or other food quality, health or operational concerns and claims related to franchise matters. The Company has established adequate reserves to

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
provide for the defense and settlement of such matters. The Company’s management believes their ultimate resolution will not have a material adverse effect on the Company’s financial condition or its results of operations.
Note 9 — Interest Expense, Net

	16 weeks ended
(in millions)	04/19/09	04/20/08

Interest on debt	$1.7	$2.8
Amortization and write-offs of debt issuance costs	0.2	0.2
Other debt related charges	0.2	0.2
Interest income	(0.4)	(0.4)

	$1.7	$2.8

     During the sixteen weeks ended April 19, 2009 and April 20, 2008, total payments made for interest were approximately $3.2 million and $4.6 million, respectively. See Note 5 for a discussion of the 2005 Credit Facility.
Note 10 — Income Taxes
     The Company’s effective tax rate for the sixteen week periods ended April 19, 2009 and April 20, 2008 was 39.0%. The effective rate differs from statutory rates due to adjustments to estimated tax reserves, other permanent differences and inter-period allocations.
     The amount of unrecognized tax benefits was approximately $4.8 million as of April 19, 2009 of which approximately $1.2 million, if recognized, would affect the effective income tax rate.
     The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions was approximately $0.1 million for the sixteen weeks ended April 19, 2009 and April 20, 2008. As of April 19, 2009 and December 28, 2008, the Company had approximately $1.1 million and $1.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.
     During the sixteen weeks ended April 19, 2009 and April 20, 2008, total payments made for income taxes were approximately $1.0 million and $2.6 million, respectively.
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
Note 11 — Components of Earnings Per Common Share Computation

	16 weeks ended
(in millions)	04/19/09	04/20/08

Numerators for earnings per share computation:
Net Income	$5.0	$6.4

Denominator for basic earnings per share — weighted average shares	25.2	26.6
Dilutive employee stock options	0.1	—

Denominator for diluted earnings per share	25.3	26.6

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
Note 12 — Segment Information
     FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments. Operating segments are generally defined as components of an enterprise about which separate discrete financial information is available as the basis for management to allocate resources and assess performance.
     Based on its internal reporting and management structure, the Company has determined that it has two reportable segments: franchise operations and its company-operated restaurants. The company-operated restaurant segment derives its revenues from the operation of company owned restaurants. The franchise segment consists of domestic and international franchising activities and derives its revenues principally from (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new restaurant openings; (3) development fees associated with the opening of new franchised restaurants in a given market; and (4) rental income associated with properties leased or subleased to franchisees.
     During the fourth quarter 2008, the Company changed the basis in which it measures reportable segment profit or loss in order to improve the alignment between its strategy to re-franchise company-operated restaurants and the basis management uses to allocate resources and assess performance. Operating profit for each reportable segment includes operating results directly allocable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants. Previously reported results have been reclassified to conform to current year’s presentation.

	16 weeks ended
(in millions)	04/19/09	04/20/08

Revenues
Franchise operations(a)	$27.1	$26.9
Company-operated restaurants	20.8	26.4

	$47.9	$53.3

Operating profit
Franchise operations(b)	$10.5	$12.5
Company-operated restaurants	1.4	1.6

	11.9	14.1
Less unallocated expenses(c)
Depreciation and amortization	(1.6)	(2.1)
Other expenses (income), net	(0.4)	1.3

	$9.9	$13.3

Capital expenditures
Franchise operations	$0.1	$0.1
Company-operated restaurants	0.1	0.6

	$0.2	$0.7

(a)	Franchise operations revenues excludes 5% inter-segment royalties

(b)	Includes inter-segment royalties of $1.0 million in 2009 and $1.3 million in 2008.

(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis for AFC Enterprises, Inc. (“AFC” or the “Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (the “2008 Form 10-K”).
Nature of Business
We develop, operate and franchise quick-service restaurants (“QSRs”) under the trade names Popeyes ® Chicken & Biscuits and Popeyes ® Louisiana Kitchen (collectively “Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
As of April 19, 2009, we operated and franchised 1,909 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 26 foreign countries.

	April 19,	Dec. 28,
Total Operating Restaurants as of:	2009	2008
Domestic:
Company-Operated	51	55
Franchised	1,520	1,527
International:
Franchised	338	340

Total	1,909	1,922

Our Business Strategy
Our business strategy, announced during the first quarter of 2008, capitalizes on our strengths as a highly franchised restaurant system. Even in challenging economic times, this model provides diverse and reliable earnings and cash flows, with low capital spending demands. It efficiently produces and retains cash flows which are available for use in enhancing our shareholder value. Additionally, this model provides the ability to expand the Popeyes system more rapidly than under a company-operated restaurant model.
Our strategy continues to focus on the four pillars below and we continue to emphasize high quality food at compelling everyday value, speed of service, and improved restaurant profitability. We believe these proven strategies make us more competitive and better positioned for accelerated growth as the consumer environment improves.
•	Build the Popeyes Brand — offer a distinctive brand and menu with clear competitive advantages.

•	Run Great Restaurants — strengthen restaurant operations and improve the Popeyes guest experience by providing service as distinctive as our food.

•	Strengthen Unit Economics — grow revenue and identify cost savings to improve food, labor and overhead efficiencies in the restaurants.

•	Align People and Resources to Deliver Results — make investments in brand building, operational tools and people.

Management Overview of 2009 Operating Results (First Quarter)
Our first quarter of 2009 results and highlights include the following:
•	We reported net income of $5.0 million, or diluted earnings per common share of $0.20. Excluding the impact from non-operating other expenses (income), net income would have been $5.2 million, or $0.21 per diluted share.

•	System-wide sales increased by 1.1%, as compared to the first quarter of 2008.

•	Global same-store sales increased 0.2% resulting from a domestic same-store sales decrease of 0.3% and an international same-store sales increase of 4.8%.

•	The Popeyes system opened 14 new restaurants, offset by 31 permanent closings.

•	We repaid $3.9 million in debt under our 2005 Credit Facility.

•	We completed the re-franchising of three company-operated restaurants in our Nashville, Tennessee market for proceeds of $1.0 million. The carrying value of the assets of $1.0 million was classified as a component of “Assets held for sale” on the condensed consolidated balance sheet. Therefore, no gain or loss was recognized.
A summary of our financial results and key operational metrics is presented below.

	16 Weeks Ended
(Dollars in millions)	04/19/09	04/20/08
Sales by company-operated restaurants	$20.8	$26.4
Franchise revenues (a)	25.7	25.8
Other revenues	1.4	1.1

Total revenues	$47.9	$53.3

Operating profit	$9.9	$13.3
Net income	$5.0	$6.4

Global system-wide sales increase	1.1%	1.5%

Same-store sales increase (decrease) (b)
Company-operated restaurant segment	(4.1)%	(5.9)%
Domestic franchised restaurants	(0.2)%	(1.6)%
Total domestic (company-operated and franchised restaurants)	(0.3)%	(1.8)%
International franchised restaurants	4.8%	3.5%
Total global system	0.2%	(1.3)%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	55	65
New restaurant openings	—	—
Unit conversions, net	(3)	—
Permanent closings	(1)	—
Temporary (closings)/re-openings, net	—	(1)

Restaurants at the end of first quarter	51	64

Franchised restaurants (domestic and international)
Restaurants at beginning of period	1,867	1,840
New restaurant openings	14	37
Unit conversions, net	3	—
Permanent closings	(30)	(32)
Temporary (closings)/re-openings, net	4	(20)

Restaurants at the end of first quarter	1,858	1,825

Total system restaurants	1,909	1,889

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance as these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. For the first quarter of 2009 and 2008, franchisee sales, as reported by the franchisees, were approximately $522.7 million and $511.2 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.
In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	16 Weeks Ended
	04/19/09	04//20/08
Revenues:
Sales by company-operated restaurants	43%	50%
Franchise revenues	54%	48%
Other revenues	3%	2%

Total revenues	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (a)	52%	50%
Restaurant food, beverages and packaging (a)	33%	35%
Rent and other occupancy expenses	2%	3%
General and administrative expenses	37%	30%
Depreciation and amortization	3%	4%
Other expenses (income), net	1%	(2)%

Total expenses	79%	75%

Operating profit	21%	25%
Interest expense, net	4%	5%

Income before income taxes	17%	20%
Income tax expense	7%	8%

Net income	10%	12%

(a)	Expressed as a percentage of sales by company-operated restaurants.
2009 Same-Store Sales — First Quarter
Global same-store sales increased 0.2% in the first quarter of 2009, as compared to the same period in 2008.
Domestic same-store sales decreased 0.3% in the first quarter of 2009, an improvement compared to a 2.8% decrease in the fourth quarter of 2008. This improvement reflects positive transactions partially offset by a lower average check. During the first quarter, we promoted our famous and favorites BonafideTM chicken and Butterfly Shrimp at compelling values, supported by national cable advertising. We remain focused on increasing traffic by offering compelling value, distinctive Louisiana food, and an improved guest experience.
Our international same-store sales increased 4.8% during the first quarter of 2009 due primarily to strong sales in the Middle East, Canada and Korea, partially offset by negative performance in Mexico.
Looking Forward to the Remainder of 2009
Given the favorable guest response to our new value offerings, the Company is projecting global same-store sales for fiscal 2009 to be in the range of negative 1% to positive 1%, an increase from previous guidance of negative 1% to negative 3%.
In the current consumer and credit environment, and consistent with previous guidance, the Company expects its global new openings to be in the range of 90-110 restaurants and its closures to be in the range of 140-160 restaurants, resulting in 30-70 net restaurant closings. Popeyes restaurant closures typically have sales significantly lower than the system average.
The Company expects fiscal 2009 general and administrative expenses to be consistent with its previous guidance of 3.1-3.2 percent of system-wide sales, among the lowest in the restaurant industry. The Company will continue to tightly manage its general and administrative expenses and invest in key strategic initiatives, including its continued commitment to national cable advertising and operations improvements which management believes are essential for the long-term growth of the brand.
Based on the projected improvements in same-store sales, the Company now expects its 2009 earnings per share projection to be at the upper end of the guidance range of $0.62-$0.67 per diluted share.
The Company is in continued negotiations to re-franchise the remaining company-operated restaurants in its Atlanta market, and expects to complete the transaction once buyer financing is secured.
Comparisons of the First Quarter for 2009 and 2008
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $20.8 million in the first quarter of 2009, a $5.6 million decrease from the first quarter of 2008. The decrease was primarily due to:
•	a $5.2 million decrease related to the re-franchising of 14 company-operated restaurants (11 in the Atlanta market during the third quarter of 2008 and three in the Nashville market during the first quarter of 2009), and

•	a $0.8 million decrease due to a 4.1% decrease in same-store sales in the first quarter of 2009,

partially offset by:

•	a net $0.4 million increase due to the timing of permanent and temporary restaurant closures during the first quarter of 2009 and 2008.
The first quarter impact of the re-franchising of the 14 company-operated restaurants completed during the third quarter of 2008 and first quarter of 2009, including royalty revenue, general and administrative savings, and depreciation and amortization savings, was favorable to operating profit by approximately $0.5 million.
Franchise Revenues
Franchise revenues have three basic components: (1) ongoing royalty fees that are based on a percentage of franchisee sales; (2) franchise fees associated with new unit openings and renewals; and (3) development fees associated with the agreement pursuant to which a franchisee may develop new restaurants in a given market (usually paid at the inception of the agreement and recognized as revenue as restaurants are actually opened or the development right is terminated). Royalty fees are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues.
Franchise revenues were $25.7 million in the first quarter of 2009, a $0.1 million decrease from the first quarter of 2008. The decrease was due to a decrease in franchise and development fees, partially offset by an increase in royalty revenue, primarily from new franchised restaurants.
Other Revenues
Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees. Other revenues were $1.4 million in the first quarter of 2009, a $0.3 million increase from the first quarter of 2008, primarily as a result of an increase in the number of leased or subleased properties, including sublease rental revenue associated with certain of the restaurants which were re-franchised.
Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other expenses were $10.8 million in the first quarter of 2009, a $2.4 million decrease from the first quarter of 2008. This decrease was principally attributable to the decrease in sales by company-operated restaurants as discussed above. Restaurant employee, occupancy and other expenses were approximately 52% and 50% of sales from company-operated restaurants in the first quarter of 2009 and 2008, respectively, increasing primarily due to additional management talent to operate our company restaurants, higher ad fund contribution levels, and higher insurance costs and other net operating costs.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $6.9 million in the first quarter of 2009, a $2.3 million decrease from the first quarter of 2008. This decrease was principally attributable to the decrease in sales by company-operated restaurants as discussed above. Restaurant food, beverages and packaging costs were approximately 33% and 35% of sales from company-operated restaurants in the first quarter of 2009 and 2008, respectively. This decrease was attributable to improved management of food costs, the re-franchising of company-operated restaurants and price increases taken during the second quarter of 2008, partially offset by higher commodity costs.
Rent and Other Occupancy Expenses
Rent and other occupancy expenses were $0.6 million in the first quarter of 2009, a $0.1 million decrease from 2008.
General and Administrative Expenses
General and administrative expenses were $17.7 million in the first quarter of 2009, a $1.6 million increase from the first quarter of 2008. The increase was primarily due to:
•	a $0.5 million net increase due to $1.6 million in national cable advertising expenses during the first quarter of 2009 partially offset by non-recurring marketing and menu related expenses incurred during the first quarter of 2008,

•	a $0.5 million increase in international expenses including salary and personnel related costs, travel and other net general and administrative costs, and

•	a $0.6 million increase due to travel expenses, bad debt expense and other net general and administrative costs.
General and administrative expenses were approximately 37% and 30% of total revenues in the first quarter of 2009 and 2008, respectively. General and administrative expenses were approximately 3.3% and 3.0% of system-wide sales in the first quarter of 2009 and 2008, respectively.
Depreciation and Amortization
Depreciation and amortization was $1.6 million in the first quarter of 2009, a $0.5 million decrease from 2008. The decrease was principally due to the reclassification of certain company-operated assets as “Assets held for sale”, resulting in the discontinuation of depreciation on these assets, and the sale and re-franchising of 14 restaurants (11 during the third quarter of 2008 and 3 during the first quarter of 2009).
Other Expenses (Income), Net
Other expenses (income), net was $0.4 million of expense in the first quarter of 2009 as compared to income of $1.3 million in the first quarter of 2008. The $0.4 million of expense in the first quarter of 2009 resulted primarily from disposals of fixed assets and other non-operating expenses. The $1.3 million of income in the first quarter of 2008 resulted primarily from recoveries of insurance claims and gains on sale of assets. A schedule of the components of other expenses (income), net can be found at Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
Interest expense, net was $1.7 million in the first quarter of 2009, a $1.1 million decrease from the first quarter of 2008 resulting primarily from lower average debt balances and lower average interest rates on debt as compared to 2008. A schedule of the components of interest expense, net can be found at Note 9 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax Expense
Income tax expense was $3.2 million in the first quarter of 2009 as compared to $4.1 million in the first quarter of 2008. Our effective tax rate was 39.0% in the first quarter of both 2009 and 2008. The effective tax rate differs from statutory rates due to adjustments to estimated tax reserves, other permanent differences and inter-period allocations.
Liquidity and Capital Resources
We finance our business activities primarily with:
•	cash flows generated from our operating activities, and

•	borrowings under our 2005 Credit Facility.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $6.9 million and $0.8 million for the sixteen weeks ended April 19, 2009 and April 20, 2008, respectively. See our condensed consolidated statements of cash flows in our condensed consolidated financial statements included in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $5.6 million available as of April 19, 2009), and available borrowings under our 2005 Credit Facility (approximately $58.5 million available as of April 19, 2009), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
During the first quarter of 2009, the Company completed the sale and re-franchising of three company-operated restaurants in Nashville, Tennessee for net proceeds of $1.0 million.
Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:
•	reinvestment in our core business activities that promote the Company’s strategic initiatives,

•	reduction of long-term debt, and

•	repurchase shares of our common stock.
Our investment in core business activities includes our obligation to maintain our company-operated restaurants and provide marketing plans and operations support to our franchise system.
Under the terms of the Company’s 2005 Credit Facility, as amended, at the end of each fiscal year the Company is subject to mandatory prepayments on term loan borrowings of Consolidated Excess Cash Flow, as defined in the 2005 Credit Facility, less the amount of (1) any voluntary prepayments and (2) the amount by which the revolving loan commitments are permanently reduced in connection with repayments and mandatory prepayments of the revolving loans under the 2005 Credit Facility, when the Company’s Total Leverage Ratio equals or exceeds specified amounts, as defined in the 2005 Credit Facility. During the first quarter of 2009, we paid principal on term loan borrowing in the amount of $3.4 million, including $2.8 million of mandatory prepayments from the fiscal 2008 Consolidated Excess Cash Flow, and paid $0.5 million under the 2005 revolving credit facility. As of April 19, 2009, there were no amounts outstanding under the revolving credit facility.
Pursuant to the 2005 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of ≤ 3.00 to 1.0 in the first two fiscal quarters of 2009 and ≤ 2.75 to 1.0 in the third and fourth fiscal quarters of 2009. As of April 19, 2009, the Company’s Total Leverage Ratio was 2.76 to 1.0. During 2009, the Company intends to continue to use cash realized from operations and the proceeds from sales of selected restaurant properties to make voluntary debt prepayments to secure compliance with the Total Leverage Ratio requirement.
Future debt maturities under the 2005 Credit Facility include four designated quarterly payments of approximately one fourth of the outstanding principal, beginning in the third quarter of 2010. The Company intends to amend or refinance the 2005 Credit Facility in advance of these maturities at a cost and interest rate that reflect market conditions.
The Company did not repurchase any shares of our common stock during the first quarter of 2009. As of April 19, 2009, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $38.9 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $27.6 million for the remainder of 2009.
Critical Accounting Policies and Significant Estimates
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the our 2008 Form 10-K.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in our 2008 Form 10-K. During the quarter ended April 19, 2009, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2008 Form 10-K.
Long-Term Debt
For a discussion of our long-term debt, see Note 5 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2.

Capital Expenditures
Our capital expenditures consist of new unit construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, rebuilding of damaged restaurants, and investments in information technology hardware and software. Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our 2005 Credit Facility.
During the sixteen week period ended April 19, 2009, we invested approximately $0.2 million in various capital projects, including approximately $0.1 million in new restaurant site modeling software and approximately $0.1 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.
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
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s strategic plan including the re-franchising of company-operated restaurants, projections and expectations regarding same-store sales for fiscal 2009 and beyond, the Company’s ability to improve restaurant level margins, guidance for new openings and restaurant closures, and the Company’s anticipated 2009 performance including projections regarding general and administrative expenses, net earnings per diluted share and similar statements of belief or expectations regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, disruptions in the financial markets, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2005 Credit Facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in the 2005 Credit Facility, our ability to refinance our outstanding indebtedness, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, adverse effects of regulatory actions arising in connection with the restatement of our previously issued financial statements, effects of increased gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2008 Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Market Risk. We are exposed to market risk from changes in poultry and other commodity prices. Fresh chicken is the principal raw material for our Popeyes operations, constituting more than 40% of our combined “Restaurant food, beverages and packaging” costs. These costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of corn and soy, disease, declining market supply of fast-food sized chickens and other factors that affect availability. These costs are further affected by increases in the cost of other commodities including shortening, wheat, gas and utility price fluctuations. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken pricing contracts with chicken suppliers. The contracts, which pertain to a vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for 2009 for certain commodities including corn and soy, which impact the price of poultry and other food cost.
Instances of food-borne illness or avian flu could adversely affect the price and availability of poultry. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us and could result in a decline in our sales.
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the sixteen weeks ended April 19, 2009 and April 20, 2008, foreign-sourced revenues represented approximately 5.0% and 4.8%, respectively, of our total revenues. All other things being equal, for the quarter ended April 19, 2009, operating profit would have decreased by approximately $0.1 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of April 19, 2009, approximately $0.8 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 26 foreign countries with approximately 30% of our revenues from international royalties originating from restaurants in Korea and Canada.
Interest Rate Risk With Respect to our 2005 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 19, 2009, we had outstanding borrowings under our 2005 Credit Facility of $110.8 million.
Effective for the period June 30, 2008 through June 30, 2010, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million. Pursuant to this agreement, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreement is to limit the interest rate exposure on a portion of the Term B debt outstanding under the 2005 Credit Facility to a fixed rate of 4.87%. Effective December 15, 2008, the Company reduced the notional amount of the agreement to $25 million. The effective portion of the loss associated with the termination of the $75 million notional amount, approximately $1.3 million, will be amortized into interest expense over the remaining life of the hedge. At April 19, 2009, the fair value of the agreement was a liability to the Company of approximately $0.4 million, which was recorded as a component of “Deferred credits and other long-term liabilities.”
As of April 19, 2009, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreements, was approximately 3.3%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2005 Credit Facility would be approximately $0.9 million, taking into account our interest rate swap agreements.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) are properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. During the first quarter of 2009, the Company did not repurchase any shares of our common stock.
As of April 19, 2009, the remaining shares that may be repurchased under the program were approximately $38.9 million. See Note 6 to our condensed consolidated financial statements included at Part 1, Item 1 to this quarterly report.
Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $27.6 million for the remainder of fiscal 2009.

Item 6. Exhibits
(a) Exhibits

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s current report on Form 8-K filed April 16, 2008).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 11 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.
Date: May 27, 2009	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)