Form 10-Q
period 2009-07-12
AFC ENTERPRISES INC
filed 2009-08-19
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 12, 2009
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
Yes ☐     No ☑
     As of August 9, 2009 there were 25,287,915 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Balance Sheets (unaudited)
(In millions, except share data)

	07/12/09	12/28/08
ASSETS
Current assets:
Cash and cash equivalents	$19.0	$2.1
Accounts and current notes receivable, net	14.1	13.6
Assets held for sale	—	4.5
Other current assets	15.6	13.8

Total current assets	48.7	34.0

Long-term assets:
Property and equipment, net	22.4	25.3
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	47.9	48.2
Noncurrent notes receivable and other long-term assets, net	12.4	13.4

Total long-term assets	93.8	98.0

Total assets	$142.5	$132.0

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20.7	$19.3
Other current liabilities	14.1	13.6
Current debt maturities	1.3	4.7

Total current liabilities	36.1	37.6

Long-term liabilities:
Long-term debt	113.6	114.5
Deferred credits and other long-term liabilities	19.5	19.2

Total long-term liabilities	133.1	133.7

Commitments and contingencies

Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 25,287,915 and 25,294,973 shares issued and outstanding at July 12, 2009 and December 28, 2008, respectively)	0.3	0.3
Capital in excess of par value	111.5	110.5
Accumulated deficit	(137.7)	(149.1)
Accumulated other comprehensive loss	(0.8)	(1.0)

Total shareholders’ deficit	(26.7)	(39.3)

Total liabilities and shareholders’ deficit	$142.5	$132.0

See accompanying notes to condensed financial statements.

AFC Enterprises, Inc.
Condensed Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	07/12/09	07/13/08	07/12/09	07/13/08
Revenues:
Sales by company-operated restaurants	$14.1	$18.8	$34.9	$45.2
Franchise revenues	20.6	19.6	46.3	45.4
Rent and other revenues	1.0	0.9	2.4	2.0

Total revenues	35.7	39.3	83.6	92.6

Expenses:
Restaurant employee, occupancy and other expenses	7.5	10.0	18.3	23.2
Restaurant food, beverages and packaging	4.7	6.6	11.6	15.8
Rent and other occupancy expenses	0.7	0.5	1.3	1.2
General and administrative expenses	13.2	11.5	30.9	27.6
Depreciation and amortization	1.1	1.6	2.7	3.7
Other expenses (income), net	(2.9)	(3.8)	(2.5)	(5.1)

Total expenses	24.3	26.4	62.3	66.4

Operating profit	11.4	12.9	21.3	26.2
Interest expense, net	1.3	1.9	3.0	4.7

Income before income taxes	10.1	11.0	18.3	21.5
Income tax expense	3.7	4.4	6.9	8.5

Net income	$6.4	$6.6	$11.4	$13.0

Earnings per common share, basic:	$0.25	$0.26	$0.45	$0.50

Earnings per common share, diluted:	$0.25	$0.26	$0.45	$0.50

Weighted-average shares outstanding:
Basic	25.2	25.2	25.2	25.9
Diluted	25.3	25.2	25.3	26.0
See accompanying notes to condensed financial statements.

AFC Enterprises, Inc.
Condensed Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Loss	Total
Balance at December 28, 2008	25,294,973	$0.3	$110.5	$(149.1)	$(1.0)	$(39.3)
Net income	—	—	—	11.4	—	11.4
Other comprehensive income
Change in fair value of interest rate swap agreement, net of income taxes	—	—	—	—	—	—
Unrealized loss on interest rate swap agreement recognized in earnings during the period, net of income taxes of $0.2 million	—	—	—	—	0.2	0.2

Total comprehensive income						11.6
Cancellation of shares	(4,658)	—	—	—	—	—
Forfeitures of restricted stock awards	(2,400)	—	—	—	—	—

Stock-based compensation expense	—	—	1.0	—	—	1.0

Balance at July 12, 2009	25,287,915	$0.3	$111.5	$(137.7)	$(0.8)	$(26.7)

See accompanying notes to condensed financial statements.

AFC Enterprises, Inc.
Condensed Statements of Cash Flows (unaudited)
(In millions)

	28 Weeks Ended
	07/12/09	07/13/08
Cash flows provided by (used in) operating activities:
Net income	$11.4	$13.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.7	3.7
Asset write-downs	0.2	8.3
Net gain on sale of assets	(3.0)	(0.8)
Deferred income taxes	0.8	(1.9)
Non-cash interest, net	0.4	(0.1)
Provision for credit losses	0.3	—
Stock-based compensation expense	1.0	1.3
Change in operating assets and liabilities:
Accounts receivable	0.2	0.8
Prepaid income taxes	0.9	0.5
Other operating assets	(0.8)	(0.3)
Accounts payable and other operating liabilities	1.7	(4.6)

Net cash provided by operating activities	15.8	19.9

Cash flows provided by (used in) investing activities:
Capital expenditures	(0.5)	(1.9)
Proceeds from dispositions of property and equipment	7.7	0.7
Property insurance proceeds	0.2	—
Proceeds from notes receivable	0.6	0.5

Net cash provided by (used in) investing activities	8.0	(0.7)

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	(3.7)	(8.6)
Principal payments — 2005 revolving credit facility	(0.5)	(0.1)
Borrowings under 2005 revolving credit facility	—	10.0
Special cash dividend	—	(0.5)
Share repurchases	—	(18.9)
Increase in restricted cash	(2.2)	(0.5)
Other, net	(0.5)	(0.1)

Net cash used in financing activities	(6.9)	(18.7)

Net increase in cash and cash equivalents	16.9	0.5
Cash and cash equivalents at beginning of year	2.1	5.0

Cash and cash equivalents at end of quarter	$19.0	$5.5

See accompanying notes to condensed financial statements.

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
Note 1 — Description of Business
     AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade names Popeyes ® Chicken & Biscuits and Popeyes ® Louisiana Kitchen (“Popeyes”). The Company operates two business segments: franchise restaurants and company-operated restaurants.
Note 2 — Significant Accounting Policies
     The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 28, 2008, which are contained in the Company’s 2008 Annual Report on Form 10-K (“2008 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:
     Basis of Presentation. The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States for complete financial statements is not included. The condensed balance sheet data as of December 28, 2008 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed financial statements as of July 12, 2009 have not been audited by the Company’s independent registered public accounting firm, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the expected results for the full fiscal year. Management suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2008 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2008 Form 10-K.
     Use of Estimates. The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, contingencies and income taxes.
     Reclassifications. In the accompanying condensed financial statements and in these notes, certain prior year amounts have been reclassified to conform to the current year presentation.
     The Company reclassified rent and other occupancy expenses associated with properties leased or subleased to franchisees and other third parties from “General and administrative expenses” to “Rent and other occupancy expenses” in its condensed statements of operations. For the twelve week periods ended July 12, 2009 and July 13, 2008 these expenses were $0.7 million and $0.5 million, respectively. For the twenty-eight week periods ended July 12, 2009 and July 13, 2008 these expenses were $1.3 million and $1.2 million, respectively. The reclassification had no impact on operating profit or net income.
     Advertising Fund. The Company maintains a cooperative advertising fund that receives contributions from the Company and from its franchisees based upon a percentage of restaurant sales, as required by their franchise agreements. This fund is used exclusively for marketing of the Popeyes brand. The Company acts as an agent for the franchisees with regard to the use of their contributions to the fund.
     In the Company’s condensed financial statements, the advertising fund is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue.” Contributions received and expenses of the advertising fund are excluded from the Company’s condensed statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s condensed balance sheets with the exception of (1) cash, which is restricted as to use and included as a component of “Other current assets,” and (2) the net fund balance, which is included as a component of “Accounts payable.” The net fund balance was

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
approximately $2.5 million at July 12, 2009 and $2.8 million at December 28, 2008.
     Amounts associated with the advertising fund included in our condensed balance sheets at July 12, 2009 and December 28, 2008 were as follows:

(in millions)	07/12/09	12/28/08
Accounts and current notes receivable, net	$4.2	$4.2
Other current assets	11.7	8.6

	$15.9	$12.8

Accounts Payable:
Accounts payable	$13.4	$10.0
Net fund balance	2.5	2.8

	$15.9	$12.8

     Accumulated Other Comprehensive Loss. At July 12, 2009, the accumulated other comprehensive loss of $0.8 million was comprised of a net unrealized loss on the Company’s interest rate swap agreement of $0.3 million net of income taxes and an unrealized loss on a interest rate swap settled in cash of $0.5 million net of income taxes.
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
     The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of July 12, 2009:

	Fair Value Measurement Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable Inputs	Unobservable
	Identical Assets		Inputs	Carrying
(in millions)	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets
Cash equivalents	$18.6	$—	$—	$18.6

Total assets at fair value	$18.6	$—	$—	$18.6

Financial Liabilities
Interest rate swap agreement (Note 5)	$—	$0.5	$—	$0.5

Total liabilities at fair value	$—	$0.5	$—	$0.5

     Recently Adopted Accounting Pronouncements. On December 29, 2008, the Company adopted SFAS 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis which had been deferred under Financial Accounting Standards Board’s (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSB No. 157-2”). The Company is primarily impacted by this adoption as it relates to non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and fair value measurements in impairment testing. The adoption of SFAS No. 157 in the 2009 and 2008 fiscal years had no impact on our financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
(“SFAS 133”). SFAS 161 was effective as of December 29, 2008 for the Company and we have included all required disclosures in Note 5.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS No. 165 require public companies to evaluate subsequent events through the date the financial statements are issued. The Company was required to adopt SFAS No. 165 for its second quarter ended July 12, 2009. In accordance with the adoption of this standard, management evaluated events occurring subsequent to July 12, 2009 (the financial statement date) through August 19, 2009 (the date this report was filed). See Note 13 — Subsequent Events for required disclosures.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”) which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods and amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 in the Company’s second quarter did not have a material impact on its condensed financial statements. See Fair Value Measurements above.
     Recent Accounting Pronouncements That the Company Has Not Yet Adopted. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). SFAS 168 did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009, the quarter ending October 4, 2009 for the Company. SFAS No. 168 will not have an impact on the consolidated results of the Company.
     Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are expected to have an immaterial impact on the financial statements upon adoption.
Note 3 — Other Current Assets

(in millions)	07/12/09	12/28/08
Restricted cash	$8.9	$6.7
Other current assets of the advertising fund	2.8	1.9
Prepaid insurance	0.8	0.5
Deferred tax assets	1.5	1.6
Prepaid income taxes	—	0.9
Prepaid expenses and other current assets	1.6	2.2

	$15.6	$13.8

The restricted cash balances at July 12, 2009 and December 28, 2008 are primarily associated with the advertising fund the Company maintains for its Popeyes restaurant system.
Note 4 — Other Current Liabilities

(in millions)	07/12/09	12/28/08
Accrued wages, bonuses and severances	$3.2	$3.1
Accrued income taxes payable and income tax reserves	7.3	5.8
Accrued interest	0.1	1.7
Other	3.5	3.0

	$14.1	$13.6

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
Note 5 — Long-Term Debt and Other Borrowings

(in millions)	07/12/09	12/28/08
2005 Credit Facility:
Revolving credit facility	$—	$0.5
Term loan	110.5	114.2
Capital lease obligations	1.6	1.6
Other notes	2.8	2.9

	114.9	119.2
Less current portion	(1.3)	(4.7)

	$113.6	$114.5

     2005 Credit Facility. The 2005 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The 2005 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. The facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its stock and enter into certain lease transactions. The 2005 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. As of July 12, 2009, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility.
     As of July 12, 2009 the Company had no loans outstanding under its revolving credit facility. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of July 12, 2009 the Company had $1.5 million of outstanding letters of credit.
     On August 14, 2009, the Company entered into a third amendment and restatement to its 2005 Credit Facility. For a summary of the key terms of the amended and restated facility, see Note 13 — Subsequent Events.
     Interest Rate Swap Agreements. Effective for the period June 30, 2008 through June 30, 2010, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million. Pursuant to this agreement, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreement is to limit the interest rate exposure on a portion of the term loan debt outstanding under the 2005 Credit Facility to a fixed rate of 4.87%. Effective December 15, 2008, the Company reduced the notional amount of the agreement to $25 million. The effective portion of the loss associated with the termination of the $75 million notional amount, approximately $1.3 million, will be amortized into interest expense over the remaining life of the hedge.
     Interest rate swap agreements were also in effect for the period from December 31, 2007 through June 30, 2008, which limited interest rate exposure on a notional amount of $110.0 million to a fixed rate of 6.4%.
     The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges under the terms of SFAS 133. The effective portion of the gain or loss on the swaps is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing either hedge ineffectiveness or amounts payable or receivable under the swaps are recognized in current earnings. Amounts payable or receivable under the swaps are accounted for as adjustments to interest expense.

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
     The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the condensed financial statements:
Fair Values of Derivative Instruments

	Derivative Liabilities
(In millions)	Condensed Balance sheet location	07/12/09	12/28/08
Interest rate swap agreement	Deferred credits and other long-term liabilities	$0.5	$0.5

		$0.5	$0.5

The Effect of Derivative Instruments on the Condensed Statement of Operations for the Twenty-eight Weeks ended
July 12, 2009 and July 13, 2008

				Amount of Gain
				(Loss) Reclassified
	Amount of Gain (Loss)			from AOCI to
	Recognized into AOCI		Location of Gain (Loss)	Income
(In millions)	2009	2008	Reclassified from AOCI to Income	2009	2008
Interest rate swap agreements, net of tax	—	0.8	Interest expense, net	$(0.4)	$0.1

	—	$0.8		$(0.4)	$0.1

Note 6 — Shareholders’ Deficit
     Share Repurchase Program. Effective July 22, 2002 and as subsequently amended and expanded, the Company’s board of directors approved a share repurchase program of up to $215.0 million. The program, which is open-ended, allows the Company to repurchase shares of its common stock from time to time. The Company did not repurchase any shares of common stock during the twenty-eight week period ended July 12, 2009. During the twenty-eight week period ended July 13, 2008, the Company repurchased and retired 2,120,401 shares of common stock for approximately $18.9 million.
     Comprehensive Income. The following table presents the components of comprehensive income for the twelve and twenty-eight week periods ended July 12, 2009 and July 13, 2008:

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/12/09	07/13/08	07/12/09	07/13/08
Net income	$6.4	$6.6	$11.4	$13.0
Change in fair value of interest rate swap agreements, net of income taxes	(0.1)	1.1	—	0.8
Unrealized loss (income) on interest rate swap agreements recognized in earnings during the period, net of income taxes	0.1	—	0.2	(0.1)

Total comprehensive income	$6.4	$7.7	$11.6	$13.7

Note 7 — Other Expenses (Income), Net

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/12/09	07/13/08	07/12/09	07/13/08
Net recoveries of directors and officers liability insurance claims	$—	$(12.3)	$—	(12.9)
Impairments and disposals of fixed assets	—	8.3	0.2	8.3
Net gain on sale of assets	(2.9)	(0.1)	(3.0)	(0.8)
Other	—	0.3	0.3	0.3

	$(2.9)	$(3.8)	$(2.5)	$(5.1)

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
     During the first quarter of 2009, the Company completed the re-franchising of three company-operated restaurants in our Nashville, Tennessee market for net proceeds of $1.1 million of which $0.1 million was recorded as a component of “Franchise revenues” in the condensed statement of operations. The net gain on the sale of these assets was not significant.
     During the second quarter of 2009, the Company completed the re-franchising of 13 company-operated restaurants in our Atlanta, Georgia market and sold nine properties in the Texas market. The Company realized combined net proceeds of approximately $7.5 million, including $0.4 million of franchise fees which are recorded as a component of “Franchise revenues” in the condensed statement of operations. The Company recognized a related net gain on the sale of the assets during the quarter of $2.8 million which is recorded as a component of “Other expenses (income), net” on the condensed statement of operations.
     During the second quarter of 2008, the Company received $12.3 million in net proceeds from the favorable settlement of insurance claims related to directors and officers liability policies. Total litigation related proceeds received during the twenty-eight weeks ended July 13, 2008 were $12.9 million.
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
Note 9 — Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/12/09	07/13/08	07/12/09	07/13/08
Interest on debt	$1.2	$2.0	$2.9	$4.8
Amortization and write-offs of debt issuance costs	0.2	0.1	0.4	0.3
Other debt related charges	0.1	0.1	0.3	0.3
Interest income	(0.2)	(0.3)	(0.6)	(0.7)

	$1.3	$1.9	$3.0	$4.7

     During the twenty-eight weeks ended July 12, 2009 and July 13, 2008, total payments made for interest were approximately $4.3 million and $6.9 million, respectively. See Note 5 for a discussion of the 2005 Credit Facility and Note 13 for a discussion of the third amendment and restatement to the 2005 Credit Facility.
Note 10 — Income Taxes
     The Company’s effective tax rate for the twelve week periods ended July 12, 2009 and July 13, 2008 was 36.6% and 40.0%, respectively. The Company’s effective tax rate for the twenty-eight week periods ended July 12, 2009 and July 13, 2008 was 37.7% and 39.5% respectively. The effective rate differs from statutory rates due to adjustments to estimated tax reserves, non-deductible goodwill impairments, other permanent differences and inter-period allocations.
     The amount of unrecognized tax benefits was approximately $4.8 million as of July 12, 2009 of which approximately $1.2 million, if recognized, would impact the effective income tax rate.

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
     The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions were approximately zero and $0.1 million for the twelve weeks ended July 12, 2009 and July 13, 2008, respectively. Interest and penalties on uncertain tax positions for the twenty-eight week periods ended July 12, 2009 and July 13, 2008 were $0.1 million and $0.2 million, respectively. As of July 12, 2009 and December 28, 2008, the Company had approximately $1.1 million and $1.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.
     During the twenty-eight weeks ended July 12, 2009 and July 13, 2008, total payments made for income taxes were approximately $3.1 million and $7.6 million, respectively.
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
Note 11 — Components of Earnings Per Common Share Computation

	12 Weeks Ended		28 Weeks Ended
(in millions)	07/12/09	07/13/08	07/12/09	07/13/08
Numerator for earnings per share computation:
Net Income	$6.4	$6.6	$11.4	$13.0

Denominator for basic earnings per share — weighted average shares	25.2	25.2	25.2	25.9
Dilutive incentive stock options and awards	0.1	—	0.1	0.1

Denominator for diluted earnings per share	25.3	25.2	25.3	26.0

Note 12 — Segment Information
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s operating segments. Operating segments are generally defined as components of an enterprise about which separate discrete financial information is available as the basis for management to allocate resources and assess performance.
     Based on its internal reporting and management structure, the Company has determined that it has two reportable segments: franchise restaurants and company-operated restaurants. The company-operated restaurant segment derives its revenues from the operation of company-owned restaurants. The franchise segment consists of domestic and international franchising activities and derives its revenues principally from (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new restaurant openings; (3) development fees associated with the opening of new franchised restaurants in a given market; and (4) rental income associated with properties leased or subleased to franchisees.
     During the fourth quarter of 2008, the Company changed the basis on which it measures reportable segment profit or loss in order to improve the alignment between its strategy to re-franchise company-operated restaurants and the basis management uses to allocate resources and assess performance. Operating profit for each reportable segment includes operating results directly allocable to each segment plus a 5% inter-company royalty charge from franchise restaurants to company-operated restaurants. Previously reported results have been reclassified to conform to current year’s presentation.

AFC Enterprises, Inc.
Notes to Condensed Financial Statements

	12 weeks ended		28 weeks ended
(in millions)	07/12/09	07/13/08	07/12/09	07/13/08
Revenues
Franchise restaurants(a)	$21.6	$20.5	$48.7	$47.4
Company-operated restaurants	14.1	18.8	34.9	45.2

	$35.7	$39.3	$83.6	$92.6

Operating profit
Franchise restaurants(b)	$8.9	$10.0	$19.4	$22.5
Company-operated restaurants	0.7	0.7	2.1	2.3

	9.6	10.7	21.5	24.8
Less unallocated expenses(c)
Depreciation and amortization	(1.1)	(1.6)	(2.7)	(3.7)
Other expenses (income), net	2.9	3.8	2.5	5.1

	$11.4	$12.9	$21.3	$26.2

Capital expenditures
Franchise operations	$0.1	$—	$0.2	$0.1
Company-operated restaurants	0.2	1.2	0.3	1.8

	$0.3	$1.2	$0.5	$1.9

(a)	Franchise restaurants revenues exclude 5% inter-segment royalties.

(b)	Includes inter-segment royalties for the quarter of $0.7 million in 2009 and $0.9 million in 2008. The year to date inter-segment royalties include $1.7 million in 2009 and $2.3 million in 2008.

(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
Note 13 — Subsequent Events
     The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 19, 2009, and has identified the following subsequent events.
     On August 14, 2009, the Company entered into a third amendment and restatement to the 2005 Credit Facility to extend the maturity dates for two years for both the term loan and the revolving credit facility. Key terms of the amended and restated facility include the following:
•	The term loan and revolving credit facility maturity dates were extended by two years to May 2013 and May 2012, respectively.

•	The Company reduced its term loan by approximately $7.0 million, decreasing the outstanding balance to $103.5 million.

•	The revolving credit facility commitment was reduced by 20% to $48.0 million.

•	The applicable interest rate for the term loan and revolving credit facility as amended is LIBOR plus 4.50%, with a minimum LIBOR of 2.50%.

•	The Company must maintain a Total Leverage Ratio of ≤ 3.00 to 1.0 through May 2012 and ≤ 2.75 to 1.0 thereafter.

•	The Company must prepay (i) 50% of Consolidated Excess Cash Flow (as defined in the 2005 Credit Facility) for such fiscal year if the Total Leverage Ratio is > than 2.00 to 1.0 on the last day of such fiscal year and (ii) 25% of Consolidated Excess Cash Flow for such year if the Total Leverage Ratio is ≤ 2.00 to 1.0.

•	The Company may not repurchase its common stock if the Total Leverage Ratio is equal to or greater than 1.75 to 1.0. As of July 12, 2009, the Company’s Total Leverage Ratio was 2.49 to 1.0.

•	To reduce interest rate risk, derivative instruments are required on no less than 30% of the outstanding debt within 30 days of closing.
     In the third quarter of 2009, the Company expects to expense $1.1 million for consent fees and $0.8 million for debt issuance costs and realization of derivative losses related to interest rate swaps. Approximately $1.8 million of fees related to the amendment are expected to be paid and recorded as deferred debt issuance costs and will be amortized over the remaining life of the facility.
     On August 4, 2009, the Company received payment of $10.2 million under the terms of a receivable which was recorded as a component of “Non-current notes receivable and other long-term assets, net” in the condensed balance sheet as of July 12, 2009. Under the terms of the amended and restated 2005 Credit Facility, the proceeds must be reinvested within nine months or used to prepay the term loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis for AFC Enterprises, Inc. (“AFC” or the “Company”) should be read in conjunction with our condensed financial statements included in Part 1, Item 1 of this quarterly report and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (the “2008 Form 10-K”).
Nature of Business
We develop, operate and franchise quick-service restaurants (“QSRs”) under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”). The Company operates two business segments: franchise restaurants and company-operated restaurants.
As of July 12, 2009, we operated and franchised 1,905 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 26 foreign countries.

	July 12,	Dec. 28,
Total Operating Restaurants as of:	2009	2008
Domestic:
Company-Operated	37	55
Franchised	1,531	1,527
International:
Franchised	337	340

Total	1,905	1,922

Our Business Strategy
Our business strategy, announced during the first quarter of 2008, capitalizes on our strengths as a highly franchised restaurant system. Even in challenging economic times, this model provides diverse and reliable earnings and cash flows, with low capital spending demands. It efficiently produces sustainable cash flows which are available to enhance shareholder value. Additionally, this model provides the ability to expand the Popeyes system more rapidly than a capital intensive company-operated restaurant model.
Our strategy is based on the four pillars below, and we continue to emphasize high quality food at compelling everyday value, speed of service, and improved restaurant profitability. We believe these proven strategies make us more competitive and better positioned for accelerated growth as the consumer environment improves.
•	Build the Popeyes Brand — offer a distinctive brand and menu with clear competitive advantages.

•	Run Great Restaurants — strengthen restaurant operations and improve the Popeyes guest experience by providing service as distinctive as our food.

•	Strengthen Unit Economics — grow revenue and identify cost savings to improve food, labor and overhead efficiencies in the restaurants.

•	Align People and Resources to Deliver Results — make investments in brand building, operational tools and people.

Management Overview of 2009 Operating Results (Second Quarter)
Our second quarter of 2009 results and highlights include the following:
•	Net income was $6.4 million, or $0.25 per diluted share, compared to $6.6 million, or $0.26 per diluted share, last year. Excluding the impact from non-operating other expenses (income), net income would have been $4.7 million, or $0.18 per diluted share, compared to $4.3 million, or $0.17 per diluted share last year.

•	System-wide sales increased by 4.9% compared to an increase of 1.5% last year.

•	Global same-store sales increased 4.3% compared to a decrease of 1.4% last year. Domestic same-store sales increased 4.3% compared to a decrease of 1.7% last year and international same-store sales increased 3.9% compared to an increase of 1.7% last year.

•	The Popeyes system opened 16 new restaurants, offset by 22 permanent closings.

•	We completed the re-franchising of 13 company-operated restaurants in our Atlanta, Georgia market and sold nine properties in the Texas market. The Company realized combined net proceeds of approximately $7.5 million, including $0.4 million of franchise fees which are recorded as a component of “Franchise revenues” in the condensed statement of operations. We recognized a related net gain on the sale of the assets during the quarter of $2.8 million which is recorded as a component of “Other expenses (income), net” on the condensed statement of operations.
A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions)	07/12/09	07/13/08	07/12/09	07/13/08
Sales by company-operated restaurants	$14.1	$18.8	$34.9	$45.2
Franchise revenues (a)	20.6	19.6	46.3	45.4
Other revenues	1.0	0.9	2.4	2.0

Total revenues	$35.7	$39.3	$83.6	$92.6

Operating profit	$11.4	$12.9	$21.3	$26.2
Net income	$6.4	$6.6	$11.4	$13.0

Global system-wide sales increase	4.9%	1.5%	2.8%	1.5%

Same-store sales increase (decrease) (b)
Company-operated restaurant segment	1.8%	(4.3)%	(1.8)%	(5.3)%
Domestic franchised restaurants	4.4%	(1.5)%	1.8%	(1.6)%

Total domestic (company-operated and franchised restaurants)	4.3%	(1.7)%	1.7%	(1.7)%
International franchised restaurants	3.9%	1.7%	4.4%	2.6%

Total global system	4.3%	(1.4)%	1.9%	(1.3)%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	51	64	55	65
New restaurant openings	—	1	—	1
Unit conversions, net	(13)	—	(16)	—
Permanent closings	(1)	—	(2)	—
Temporary (closings)/re-openings, net	—	2	—	1

Restaurants at the end of second quarter	37	67	37	67

Franchised restaurants (domestic and international)
Restaurants at beginning of period	1,858	1,825	1,867	1,840
New restaurant openings	16	31	30	68
Unit conversions, net	13	—	16	—
Permanent closings	(21)	(31)	(51)	(64)
Temporary (closings)/re-openings, net	2	9	6	(10)

Restaurants at the end of second quarter	1,868	1,834	1,868	1,834

Total system restaurants	1,905	1,901	1,905	1,901

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the second quarter of 2009 and 2008, franchisee sales, as reported by our franchisees, were approximately $412.2 million and $387.4 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.
In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	12 Weeks Ended		28 Weeks Ended
	07/12/09	07/13/08	07/12/09	07/13/08
Revenues:
Sales by company-operated restaurants	39%	48%	42%	49%
Franchise revenues	58%	50%	55%	49%
Rent and other revenues	3%	2%	3%	2%

Total revenues	100%	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (a)	53%	53%	52%	51%
Restaurant food, beverages and packaging (a)	33%	35%	33%	35%
Rent and other occupancy expenses	2%	2%	2%	2%
General and administrative expenses	37%	29%	37%	30%
Depreciation and amortization	3%	4%	3%	4%
Other expenses (income), net	(8)%	(10)%	(3)%	(6)%

Total expenses	68%	67%	75%	72%

Operating profit	32%	33%	25%	28%
Interest expense, net	4%	5%	3%	5%

Income before income taxes	28%	28%	22%	23%
Income tax expense	10%	11%	8%	9%

Net income	18%	17%	14%	14%

(a)	Expressed as a percentage of sales by company-operated restaurants.
2009 Same-Store Sales — Second Quarter
Global same-store sales increased 4.3% in the second quarter of 2009, as compared to the same period in 2008.
Domestic same-store sales increased 4.3% in the second quarter of 2009. This increase reflects positive transactions partially offset by a lower average check. During the second quarter, we promoted our famous and favorites BonafideTM bone-in chicken and tenders at compelling values. During the first week of the second quarter, we also promoted ‘Popeyes Pay Day’ on April 22nd. This national one-day promotion featured 8-pieces of chicken for $4.99. These promotions, which were supported by seven weeks of national media during the quarter, delivered positive guest counts and same-store sales. We remain focused on increasing traffic by offering compelling value, distinctive Louisiana food, and an improved guest experience.
Our international same-store sales increased 3.9% during the second quarter of 2009 due primarily to strong sales in Korea, Canada and U.S. military bases abroad, partially offset by negative performance in the Middle East and Latin America.

Looking Forward to the Remainder of 2009
Given its year-to-date same-store sales performance, the Company is now projecting global same-store sales for fiscal 2009 to be in the range of 0.0% to positive 2.0%, an increase from previous guidance of negative 1.0% to positive 1.0%.
Consistent with previous guidance, the Company expects its global new openings to be in the range of 90 to 110 restaurants. Due to improved restaurant performance and a favorable year-to-date restaurant closure rate, the Company now expects its closures to be 110 to 120 restaurants resulting in 0 to 30 net restaurant closings, compared to previous guidance of 140 to 160 restaurant closures and 30 to 70 net restaurant closings. Popeyes restaurant closures typically have sales significantly lower than the system average.
The Company expects fiscal 2009 general and administrative expenses to be consistent with its previous guidance of 3.1% to 3.2% percent of system-wide sales, among the lowest in the restaurant industry. The Company will continue to tightly manage its general and administrative expenses and invest in key strategic initiatives, including its continued commitment to national media advertising and operations improvements which management believes are essential for the long-term growth of the brand.
The Company now expects 2009 earnings per diluted share to be $0.66 to $0.70, compared to previous guidance at the upper end of the range of $0.62 to $0.67.
Comparisons of the Second Quarter for 2009 and 2008
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $14.1 million in the second quarter of 2009, a $4.7 million decrease from 2008. The decrease was primarily due to:
•	a $5.0 million decrease related to the re-franchising of 27 company-operated restaurants (11 in the Atlanta market during the third quarter of 2008, three in the Nashville market during the first quarter of 2009 and 13 in the Atlanta market during the second quarter of 2009), partially offset by:

•	a $0.2 million increase due to a 1.8% increase in same-store sales in the second quarter of 2009.
After considering the effects of franchise fees and royalties, general and administrative savings, and lower depreciation and amortization, the second quarter impact of re-franchising the company-operated restaurants was favorable compared to 2008 by approximately $0.9 million.
Franchise Revenues
Franchise revenues have three components: (1) ongoing royalty fees that are based on a percentage of franchisee sales; (2) franchise fees associated with new unit openings and renewals; and (3) development fees associated with the agreement pursuant to which a franchisee may develop new restaurants in a given market (usually paid at the inception of the agreement and recognized as revenue as restaurants are actually opened or the development right is terminated). Royalty fees are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues.
Franchise revenues were $20.6 million in the second quarter of 2009, a $1.0 million increase from 2008. The increase was primarily due to an increase in royalty revenue resulting from positive same-store sales and royalties from new franchised restaurants.
Rent and Other Revenues
Rent and other revenues are principally composed of rental income associated with properties leased or subleased to franchisees. Other revenues were $1.0 million in the second quarter of 2009, a $0.1 million increase from 2008.
Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other expenses were $7.5 million in the second quarter of 2009, a $2.5 million decrease from 2008. This decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Restaurant employee, occupancy and other expenses were approximately 53% of sales from company-operated restaurants in both the second quarter of 2009 and 2008.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $4.7 million in the second quarter of 2009, a $1.9 million decrease from 2008. This decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Restaurant food, beverages and packaging costs were approximately 33% and 35% of sales from company-operated restaurants in the second quarter of 2009 and 2008, respectively. This improvement was primarily attributable to lower commodity costs and the re-franchising of company-operated restaurants.
Rent and Other Occupancy Expenses
Rent and other occupancy expenses were $0.7 million in the second quarter of 2009, a $0.2 million increase from 2008.
General and Administrative Expenses
General and administrative expenses were $13.2 million in the second quarter of 2009, a $1.7 million increase from 2008. The increase was primarily due to:
•	a $0.9 million net increase due to $1.4 million in national media advertising expenses, partially offset by non-recurring marketing expenses incurred during the second quarter of 2008,

•	a $0.7 million increase in personnel expense, primarily related to employee incentive accruals, and

•	a $0.3 million increase due to the timing of professional fees,

partially offset by:

•	a $0.2 million decrease in other net general and administrative costs.
General and administrative expenses were approximately 37% and 29% of total revenues in the second quarter of 2009 and 2008, respectively. General and administrative expenses were approximately 3.1% and 2.8% of system-wide sales in the second quarter of 2009 and 2008, respectively.

Depreciation and Amortization
Depreciation and amortization was $1.1 million in the second quarter of 2009, a $0.5 million decrease from 2008. The decrease was principally due to the sale and re-franchising of 27 restaurants (11 during the third quarter of 2008, three during the first quarter of 2009 and 13 during the second of 2009).
Other Expenses (Income), Net
Other expenses (income), net was $2.9 million of income in the second quarter of 2009 as compared to income of $3.8 million in the second quarter of 2008. The $2.9 million of income in 2009 resulted primarily from a net gain on sale of assets. The $3.8 million of income 2008 resulted primarily from recoveries of insurance claims, partially offset by impairment charges. A schedule of the components of other expenses (income), net can be found at Note 7 to our condensed financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
Interest expense, net was $1.3 million in the second quarter of 2009, a $0.6 million decrease from 2008 resulting primarily from lower average debt balances and lower average interest rates on debt as compared to 2008. A schedule of the components of interest expense, net can be found at Note 9 to our condensed financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax Expense
Income tax expense was $3.7 million in the second quarter of 2009 as compared to $4.4 million in 2008. Our effective tax rate in the second quarters of 2009 and 2008 was 36.6% and 40.0% respectively. The effective tax rate differs from statutory rates due to adjustments to estimated tax reserves, non-deductible goodwill impairments, other permanent differences and inter-period allocations.
Comparisons of the Twenty-Eight Weeks Ended July 12, 2009 and July 13, 2008
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $34.9 million in the twenty-eight weeks ended July 12, 2009, a $10.3 million decrease from 2008. The decrease was primarily due to:
•	a $10.2 million decrease related to the re-franchising of 27 company-operated restaurants (11 in the Atlanta market during the third quarter of 2008, three in the Nashville market during the first quarter of 2009 and 13 in the Atlanta market during the second quarter of 2009), and

•	a $0.6 million decrease due to a 1.8% decrease in same-store sales,

partially offset by:

•	a net $0.5 million increase due to the timing of permanent and temporary restaurant closures during 2009 and 2008.
After considering the effects of franchise fees and royalties, general and administrative savings, and lower depreciation and amortization, the impact of re-franchising the company-operated restaurants was favorable to the twenty-eight weeks ended July 12, 2009 compared to 2008 by approximately $1.3 million.

Franchise Revenues
Franchise revenues were $46.3 million in the twenty-eight weeks ended July 12, 2009, a $0.9 million increase from 2008. The increase was primarily due to an increase in royalty revenue resulting from positive same-store sales and royalties from new franchised restaurants, partially offset by a decrease in franchise and development fees.
Rent and Other Revenues
Rent and other revenues were $2.4 million in the twenty-eight weeks ended July 12, 2009, a $0.4 million increase from 2008, primarily as a result of an increase in the number of leased or subleased properties, including sublease rental revenue associated with certain of the restaurants which were re-franchised.
Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other expenses were $18.3 million in the twenty-eight weeks ended July 12, 2009, a $4.9 million decrease from 2008. This decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Restaurant employee, occupancy and other expenses were approximately 52% and 51% of sales from company-operated restaurants in 2009 and 2008, respectively, increasing primarily due to additional management talent to operate our company restaurants, higher ad fund contribution levels, and higher insurance costs and other net operating costs.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $11.6 million in the twenty-eight weeks ended July 12, 2009, a $4.2 million decrease from 2008. This decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Restaurant food, beverages and packaging costs were approximately 33% and 35% of sales from company-operated restaurants in 2009 and 2008, respectively. This improvement was primarily attributable to the re-franchising of company-operated restaurants.
Rent and Other Occupancy Expenses
Rent and other occupancy expenses were $1.3 million in the twenty-eight weeks ended July 12, 2009, a $0.1 million increase from 2008.
General and Administrative Expenses
General and administrative expenses were $30.9 million in the twenty-eight weeks ended July 12, 2009, a $3.3 million increase from 2008. The increase was primarily due to:
•	a $1.6 million net increase due to $3.0 million in national media advertising expenses, partially offset by non-recurring marketing expenses incurred during 2008,

•	a $0.9 million increase in personnel expense, primarily related to employee incentive accrual, and

•	a $0.8 million increase due to other net general and administrative costs.
General and administrative expenses were approximately 37% and 30% of total revenues in the twenty-eight weeks ended July 12, 2009 and July 13, 2008, respectively. General and administrative expenses were approximately 3.2% and 2.9% of system-wide sales in the twenty-eight weeks ended July 12, 2009 and July 13, 2008, respectively.
Depreciation and Amortization
Depreciation and amortization was $2.7 million in the twenty-eight weeks ended July 12, 2009, a $1.0 million decrease from 2008. The decrease was principally due to the sale and re-franchising of 27 restaurants (11 during the third quarter of 2008, three during the first quarter of 2009 and 13 during the second quarter of 2009).
Other Expenses (Income), Net
Other expenses (income), net was $2.5 million of income in the twenty-eight weeks ended July 12, 2009, as compared to income of $5.1 million in 2008. The $2.5 million of income in 2009 resulted primarily from a net gain on sale of assets. The $5.1 million of income in 2008 resulted primarily from recoveries of insurance claims partially offset by impairment charges. A schedule of the components of other expenses (income), net can be found at Note 7 to our condensed financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
Interest expense, net was $3.0 million in the twenty-eight weeks ended July 12, 2009, a $1.7 million decrease from 2008 resulting primarily from lower average debt balances and lower average interest rates on debt as compared to 2008. A schedule of the components of interest expense, net can be found at Note 9 to our condensed financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax Expense
Income tax expense was $6.9 million in the twenty-eight weeks ended July 12, 2009 as compared to $8.5 million in 2008. Our effective tax rate in 2009 and 2008 was 37.7% and 39.5% respectively. The effective tax rate differs from statutory rates due to adjustments to estimated tax reserves, non-deductible goodwill impairments, other permanent differences and inter-period allocations.
Liquidity and Capital Resources
We finance our business activities primarily with:
•	cash flows generated from operating activities, and

•	borrowings under the 2005 Credit Facility.
Our franchise model provides reliable and stable cash flows. Net cash provided by operating activities of the Company was $15.8 million and $19.9 million for the twenty-eight weeks ended July 12, 2009 and July 13, 2008, respectively. See our condensed statements of cash flows in our condensed financial statements included in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves ($19.0 million available as of July 12, 2009), and available borrowings under our 2005 Credit Facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
During the second quarter of 2009, the Company realized $7.1 million in combined cash proceeds from the re-franchising of 13 company-operated restaurants in the Atlanta, Georgia market and the sale of nine properties in the Texas market.
Subsequent to the end of the Company’s second quarter, the Company received payment of $10.2 million under the terms of a receivable which was recorded as a component of “Non-current notes receivable and other long-term assets, net” in the condensed balance sheet as of July 12, 2009. Under the terms of the 2005 Credit Facility as amended, the proceeds must be reinvested within nine months or used to prepay the term loan.
Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:
•	reinvestment in our core business activities that promote the Company’s strategic initiatives,

•	reduction of long-term debt, and

•	repurchase of our common shares (subject to the restrictions under our 2005 Credit Facility as amended).

Our investment in core business activities includes our obligation to maintain our company-operated restaurants and provide marketing plans and operations support to our franchise system.
Under the terms of the Company’s 2005 Credit Facility, as amended, at the end of each fiscal year the Company is subject to mandatory prepayments on term loan borrowings of Consolidated Excess Cash Flow less the amount of (1) any voluntary prepayments and (2) the amount by which the revolving loan commitments are permanently reduced in connection with repayments and mandatory prepayments of the revolving loans, when the Company’s Total Leverage Ratio equals or exceeds specified amounts. During the second quarter of 2009, we paid principal on term loan borrowing in the amount of $0.3 million, bringing total principal payments on the term loan to $3.7 million for the twenty-eight weeks ended July 12, 2009. As of July 12, 2009, there were no amounts outstanding under the revolving credit facility and approximately $110.5 million outstanding under the term loan.
The Company did not repurchase any shares of our common stock during the twenty-eight weeks ended July 12, 2009.
Long-Term Debt
For a discussion of our long-term debt, see Note 5 and Note 13 to our condensed financial statements at Part 1, Item 1 to this quarterly report. Those notes are hereby incorporated by reference into this Item 2.
On August 14, 2009, the Company entered into a third amendment and restatement to the 2005 Credit Facility to extend the maturity dates for two years for both the term loan and the revolving credit facility. Key terms of the amended and restated facility include the following:
•	The term loan and revolving credit facility maturity dates were extended by two years to May 2013 and May 2012, respectively.

•	The Company reduced its term loan by approximately $7.0 million, decreasing the outstanding balance to $103.5 million.

•	The revolving credit facility commitment was reduced by 20% to $48.0 million.

•	The applicable interest rate for the term loan and revolving credit facility as amended is LIBOR plus 4.50%, with a minimum LIBOR of 2.50%.

•	The Company must maintain a Total Leverage Ratio of ≤ 3.00 to 1.0 through May 2012 and ≤ 2.75 to 1.0 thereafter.

•	The Company must prepay (i) 50% of Consolidated Excess Cash Flow (as defined in the 2005 Credit Facility) for such fiscal year if the Total Leverage Ratio is > than 2.00 to 1.0 on the last day of such fiscal year and (ii) 25% of Consolidated Excess Cash Flow for such year if the Total Leverage Ratio is ≤ 2.00 to 1.0.

•	The Company may not repurchase its common stock if the Total Leverage Ratio is equal to or greater than 1.75 to 1.0. As of July 12, 2009, the Company’s Total Leverage Ratio was 2.49 to 1.0.

•	To reduce interest rate risk, derivative instruments are required on no less than 30% of the outstanding debt within 30 days of closing. Management is currently evaluating the appropriate derivative instrument(s) to address the Company’s exposure to interest rate increases.
In the third quarter of 2009, the Company expects to expense $1.1 million for consent fees and $0.8 million for debt issuance costs and realization of derivative losses related to interest rate swaps. Approximately $1.8 million of fees related to the amendment are expected to be paid and recorded as deferred debt issuance costs and will be amortized over the remaining life of the facility.
Future debt maturities under the 2005 Credit Facility, as amended, include four designated quarterly payments of approximately one fourth of the outstanding principal, beginning in the third quarter of 2012.

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
During the twenty-eight week period ended July 12, 2009, we invested approximately $0.5 million in various capital projects, including approximately $0.1 million in new restaurant site modeling software and approximately $0.4 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.
During the twenty-eight week period ended July 13, 2008, we invested approximately $1.9 million in various capital projects, including approximately $0.7 million in new restaurant locations, and approximately $1.1 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment, and approximately $0.1 million in information technology equipment.
Critical Accounting Policies and Significant Estimates
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2008 Form 10-K.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in our 2008 Form 10-K. During the quarter ended July 12, 2009, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2008 Form 10-K.
Impact of Inflation
The impact of inflation on the cost of food, labor, fuel and energy costs, and other commodities affect our operating expenses. To the extent permitted by the competitive environment in which we operate, increased costs are partially recovered through menu price increases coupled with purchasing prices and productivity improvements.
Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2 to our condensed financial statements at Part 1, Item 1 to this quarterly report.
Accounting Pronouncements That We Have Not Yet Adopted
For a discussion of recently issued accounting pronouncements that we have not yet adopted, see Note 2 to our condensed financial statements at Part 1, Item 1 to this quarterly report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Market Risk. We are exposed to market risk from changes in poultry and other commodity prices. Fresh chicken is the principal raw material for our Popeyes operations, constituting more than 40% of our combined “Restaurant food, beverages and packaging” costs. These costs are significantly impacted by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of corn and soy, disease, declining market supply of fast-food sized chickens and other factors that affect availability. These costs are further affected by increases in the cost of other commodities including shortening, wheat, gas and utility price fluctuations. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
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
Instances of food-borne illness or avian flu could adversely impact the price and availability of poultry. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us and could result in a decline in our sales.
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the twenty-eight weeks ended July 12, 2009 and July 13, 2008, foreign-sourced revenues represented approximately 5.2% and 5.1%, respectively, of our total revenues. All other things being equal, for the twenty-eight weeks ended July 12, 2009, operating profit would have decreased by approximately $0.2 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of July 12, 2009, approximately $0.9 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 26 foreign countries with approximately 30% of our revenues from international royalties originating from restaurants in Korea and Canada.
Interest Rate Risk With Respect to our 2005 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 12, 2009, we had outstanding borrowings under our 2005 Credit Facility of $110.5 million.
Effective for the period June 30, 2008 through June 30, 2010, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million. Pursuant to the terms of this agreement, the Company pays a fixed rate of interest and receives a floating rate of interest. The effect of the agreement is to limit the interest rate exposure on a portion of the term loan debt outstanding under the 2005 Credit Facility to a fixed rate of 4.87%. Effective December 15, 2008, the Company reduced the notional amount of the agreement to $25 million. The effective portion of the loss associated with the termination of the $75 million notional amount, approximately $1.3 million, will be amortized into interest expense over the remaining life of the hedge. At July 12, 2009, the fair value of the agreement was a liability to the Company of approximately $0.5 million, which was recorded as a component of “Deferred credits and other long-term liabilities.”
Interest rate swap agreements were also in effect for the period from December 31, 2007 through June 30, 2008, which limited interest rate exposure on a notional amount of $110.0 million to a fixed rate of 6.4%
As of July 12, 2009, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreements, was approximately 3.1%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2005 Credit Facility would be approximately $0.9 million, taking into account our interest rate swap agreements.

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

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal matters, see Note 8 to our condensed financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Part 2, Item 1.
Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. During the second quarter of 2009, the Company did not repurchase any shares of our common stock.
As of July 12, 2009, the remaining shares that may be repurchased under the program were approximately $38.9 million. See Note 6 to our condensed financial statements included at Part 1, Item 1 to this quarterly report.
Pursuant to the terms of the Company’s 2005 Credit Facility, as amended subsequent to the end of the Company’s second quarter, the Company is subject to a repurchase limit of approximately $27.6 million for the remainder of fiscal 2009 and further restricted from the repurchase of its common stock if its Total Leverage Ratio is equal to or greater than 1.75 to 1.0. As of July 12, 2009, the Company’s Total Leverage Ratio was 2.49 to 1.0.
Item 4. Submission of Matters to a Vote of Security Holders.
At our 2009 Annual Shareholders Meeting held on May 19, 2009, the shareholders elected the following nominees to the board of directors to serve a one-year term with votes cast as follows:

John M. Cranor, III	John F. Hoffner
For: 22,912,487	For: 22,912,517
Withheld: 145,333	Withheld: 145,303

Victor Arias, Jr.	R. William Ide, III
For: 22,912,437	For: 22,912,437
Withheld: 145,383	Withheld: 145,383

Cheryl A. Bachelder	Kelvin J. Pennington
For: 22,900,954	For: 22,893,517
Withheld: 156,866	Withheld: 164,303

Carolyn Hogan Byrd
For: 22,910,020
Withheld: 147,800
The shareholders also voted to ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm with votes cast as follows:
For: 23,019,635
Against: 22,735
Abstain: 15,450
Non votes: 0

Item 6. Exhibits
(a) Exhibits

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to the Registrant’s current report on Form 8-K filed April 16, 2008).

Exhibit 10.1	Employee Agreement, dated as of April 20, 2009, between AFC Enterprises, Inc. and Ralph Bower (incorporated by reference to the Registrant’s current report on Form 8-k filed April 21, 2009).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 11 to our condensed financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.
Date: August 19, 2009	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)