Form 10-Q
period 2009-10-04
AFC ENTERPRISES INC
filed 2009-11-12
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2009
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
Yes ☐      No ☑
     As of November 1, 2009 there were 25,459,662 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Balance Sheets (unaudited)
(In millions, except share data)

	10/04/09	12/28/08
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$2.1
Accounts and current notes receivable, net	13.6	13.6
Assets held for sale	—	4.5
Other current assets	12.7	13.8

Total current assets	31.3	34.0

Long-term assets:
Property and equipment, net	22.0	25.3
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	47.8	48.2
Noncurrent notes receivable and other long-term assets, net	3.5	13.4

Total long-term assets	84.4	98.0

Total assets	$115.7	$132.0

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17.1	$19.3
Other current liabilities	13.4	13.6
Current debt maturities	1.1	4.7

Total current liabilities	31.6	37.6

Long-term liabilities:
Long-term debt	87.5	114.5
Deferred credits and other long-term liabilities	19.5	19.2

Total long-term liabilities	107.0	133.7

Commitments and contingencies

Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 25,459,662 and 25,294,973 shares issued and outstanding at October 4, 2009 and December 28, 2008, respectively)	0.3	0.3
Capital in excess of par value	111.7	110.5
Accumulated deficit	(134.3)	(149.1)
Accumulated other comprehensive loss	(0.6)	(1.0)

Total shareholders’ deficit	(22.9)	(39.3)

Total liabilities and shareholders’ deficit	$115.7	$132.0

See accompanying notes to condensed financial statements.

AFC Enterprises, Inc.
Condensed Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	10/04/09	10/05/08	10/04/09	10/05/08
Revenues:
Sales by company-operated restaurants	$11.3	$17.4	$46.2	$62.6
Franchise revenues	19.5	20.0	65.8	65.4
Rent and other revenues	1.1	0.9	3.5	2.9

Total revenues	31.9	38.3	115.5	130.9

Expenses:
Restaurant employee, occupancy and other expenses	5.9	9.7	24.2	32.9
Restaurant food, beverages and packaging	3.7	5.9	15.3	21.7
Rent and other occupancy expenses	0.6	0.5	1.9	1.7
General and administrative expenses	12.0	12.8	42.9	40.4
Depreciation and amortization	0.9	1.3	3.6	5.0
Other expenses (income), net	(0.1)	—	(2.6)	(5.1)

Total expenses	23.0	30.2	85.3	96.6

Operating profit	8.9	8.1	30.2	34.3
Interest expense, net	3.5	1.6	6.5	6.3

Income before income taxes	5.4	6.5	23.7	28.0
Income tax expense	2.0	2.5	8.9	11.0

Net income	$3.4	$4.0	$14.8	$17.0

Earnings per common share, basic	$0.13	$0.16	$0.58	$0.66

Earnings per common share, diluted	$0.13	$0.16	$0.58	$0.66

Weighted-average shares outstanding:
Basic	25.3	25.2	25.2	25.7
Diluted	25.4	25.3	25.4	25.8
See accompanying notes to condensed financial statements.

AFC Enterprises, Inc.
Condensed Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Loss	Total
Balance at December 28, 2008	25,294,973	$0.3	$110.5	$(149.1)	$(1.0)	$(39.3)
Net income	—	—	—	14.8	—	14.8
Other comprehensive income
Change in fair value of interest rate swap agreement, net of income taxes	—	—	—	—	(0.1)	(0.1)
Unrealized loss on interest rate swap agreement recognized in earnings during the period, net of income taxes of $0.3 million	—	—	—	—	0.5	0.5

Total comprehensive income						15.2
Cancellation of shares	(25,269)	—	(0.2)	—	—	(0.2)
Issuance of restricted stock awards, net of forfeitures	189,958	—	—	—	—	—

Stock-based compensation expense	—	—	1.4	—	—	1.4

Balance at October 4, 2009	25,459,662	$0.3	$111.7	$(134.3)	$(0.6)	$(22.9)

See accompanying notes to condensed financial statements.

AFC Enterprises, Inc.
Condensed Statements of Cash Flows (unaudited)
(In millions)

	40 Weeks Ended
	10/04/09	10/05/08
Cash flows provided by (used in) operating activities:
Net income	$14.8	$17.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3.6	5.0
Asset write-downs	0.2	8.4
Net gain on sale of assets	(3.1)	(0.9)
Deferred income taxes	0.9	(1.0)
Non-cash interest, net	1.4	(0.2)
Provision for credit losses	1.1	0.2
Stock-based compensation expense	1.4	1.9
Change in operating assets and liabilities:
Accounts receivable	(0.3)	0.4
Prepaid income taxes	0.9	0.5
Other operating assets	1.2	0.7
Accounts payable and other operating liabilities	(3.0)	(8.8)

Net cash provided by operating activities	19.1	23.2

Cash flows provided by (used in) investing activities:
Capital expenditures	(0.8)	(2.3)
Proceeds from dispositions of property and equipment	7.7	3.8
Property insurance proceeds	0.2	—
Proceeds from notes receivable	10.8	0.7

Net cash provided by investing activities	17.9	2.2

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	(29.9)	(8.9)
Principal payments — 2005 revolving credit facility	(0.5)	(0.1)
Borrowings under 2005 revolving credit facility	—	7.5
Special cash dividend	—	(0.5)
Share repurchases	—	(19.0)
(Increase) decrease in restricted cash	(1.2)	1.2
Debt issuance costs	(1.8)	—
Other, net	(0.7)	(0.2)

Net cash used in financing activities	(34.1)	(20.0)

Net increase in cash and cash equivalents	2.9	5.4
Cash and cash equivalents at beginning of year	2.1	5.0

Cash and cash equivalents at end of quarter	$5.0	$10.4

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
Note 2 — Significant Accounting Policies
     The Company follows accounting standards set by the Financial Accounting Standards Board, (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) to ensure consistent reporting of the Company’s financial condition, operating results, and cash flows. References to GAAP in these notes are to the FASB Accounting Standards Codification, (“Codification” or “ASC”). The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 28, 2008, which are contained in the Company’s 2008 Annual Report on Form 10-K (“2008 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results associated with these interim statements include the following:
     Basis of Presentation. The accompanying condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States for complete financial statements is not included. The condensed balance sheet data as of December 28, 2008 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed financial statements as of October 4, 2009 have not been audited by the Company’s independent registered public accounting firm, but in the opinion of management, they contain all adjustments necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the expected results for the full fiscal year. Management suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2008 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2008 Form 10-K.
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
     The Company reclassified rent and other occupancy expenses associated with properties leased or subleased to franchisees and other third parties from “General and administrative expenses” to “Rent and other occupancy expenses” in its condensed statements of operations. For the twelve week periods ended October 4, 2009 and October 5, 2008 these expenses were $0.6 million and $0.5 million, respectively. For the forty week periods ended October 4, 2009 and October 5, 2008 these expenses were $1.9 million and $1.7 million, respectively. The reclassification had no impact on operating profit or net income.
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
     In the Company’s condensed financial statements, the advertising fund is accounted for in accordance with FASB ASC 952-10, Franchisors. Contributions received and expenses of the advertising fund are excluded from the Company’s condensed statements of operations. The balance sheet components of the fund are consolidated by line item in the Company’s condensed balance sheets with

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
the exception of (1) cash, which is restricted as to use and included as a component of “Other current assets,” and (2) the net fund balance, which is included as a component of “Accounts payable.”
     Amounts associated with the advertising fund included in our condensed balance sheets at October 4, 2009 and December 28, 2008 were as follows:

(in millions)	10/04/09	12/28/08
Accounts and current notes receivable, net	$3.6	$4.2
Other current assets	9.4	8.6

	$13.0	$12.8

Accounts Payable:
Accounts payable	$7.5	$10.0
Net fund balance	5.5	2.8

	$13.0	$12.8

     Accumulated Other Comprehensive Loss. At October 4, 2009, the accumulated other comprehensive loss of $0.6 million was comprised of a net unrealized loss on the Company’s interest rate swap agreement of $0.1 million net of income taxes and unrealized losses on an interest rate swaps settled in cash of $0.5 million net of income taxes.
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
     Fair Value Measurements. The Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in the FASB ASC 820-10, Fair Value Measurements and Disclosures.
     The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of October 4, 2009:

	Fair Value Measurement Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable Inputs	Unobservable
	Identical Assets		Inputs	Carrying
(in millions)	(Level 1)	(Level 2)	(Level 3)	Value
Financial Assets
Cash equivalents	$4.4	$—	$—	$4.4

Total assets at fair value	$4.4	$—	$—	$4.4

Financial Liabilities
Interest rate swap agreements (Note 5)	$—	$0.1	$—	$0.1

Total liabilities at fair value	$—	$0.1	$—	$0.1

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
     Recently Adopted Accounting Pronouncements. In June 2009, the FASB released the Accounting Standards Codification (“Codification” or “ASC”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) that created Codification Topic 105, Generally Accepted Accounting Principles. The Codification, which re-organizes the literature, is effective for the interim and annual periods ending after September 15, 2009. The Company adopted this standard for the quarter ended October 4, 2009. The Codification does not change GAAP nor does adoption of the Codification impact the results of the Company.
     On December 29, 2008, the Company adopted the standards as required in FASB ASC 820-10, Fair Value Measurements and Disclosures, for non-financial assets and liabilities measured at fair value on a non-recurring basis. The Company is primarily impacted by this adoption as it relates to non-financial assets and liabilities initially measured at fair value in a business combination and fair value measurements in impairment testing. The adoption of this standard has had no impact on our financial statements.
     The Company accounts for its interest rate swap agreements in accordance with FASB ASC 815-10, Derivatives and Hedging, and has included all required disclosures in Note 5. ASC 815-10 was effective as of December 29, 2008 for the Company.
     The FASB ASC 855-10, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In accordance with the standard, management evaluated events occurring subsequent to October 4, 2009 through November 12, 2009 and determined that no subsequent events disclosures were required.
     The Company adopted the standards as required by FASB ASC 825-10, Financial Instruments, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. It requires disclosures about fair value of financial instruments for interim reporting periods and requires those disclosures in summarized financial information at interim reporting periods. The adoption of this standard during the second quarter of 2009 did not have a material impact on its condensed financial statements. See “Fair Value Measurements” above.
     Recent Accounting Pronouncements That the Company Has Not Yet Adopted. Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are expected to have an immaterial impact on the financial statements upon adoption.
Note 3 — Other Current Assets

(in millions)	10/04/09	12/28/08
Restricted cash	$8.0	$6.7
Other current assets of the advertising fund	1.4	1.9
Prepaid insurance	0.4	0.5
Deferred tax assets	1.6	1.6
Prepaid income taxes	—	0.9
Prepaid expenses and other current assets	1.3	2.2

	$12.7	$13.8

The restricted cash balances at October 4, 2009 and December 28, 2008 are primarily associated with the advertising fund the Company maintains for its Popeyes restaurant system.

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
Note 4 — Other Current Liabilities

(in millions)	10/04/09	12/28/08
Accrued wages, bonuses and severance	$4.0	$3.1
Accrued income taxes payable and income tax reserves	6.1	5.8
Accrued interest	0.7	1.7
Other	2.6	3.0

	$13.4	$13.6

Note 5 — Long-Term Debt and Other Borrowings

(in millions)	10/04/09	12/28/08
2005 Credit Facility:
Revolving credit facility	$—	$0.5
Term loan	84.3	114.2
Capital lease obligations	1.5	1.6
Other notes	2.8	2.9

	88.6	119.2
Less current portion	(1.1)	(4.7)

	$87.5	$114.5

     During the forty weeks ended October 4, 2009, the Company paid principal on term loan borrowings in the amount of $29.9 million, including $19.0 million of voluntary prepayments, $7.0 million concurrent with the third amendment and restatement to the 2005 Credit Facility, discussed below, and $3.9 million in mandatory payments.
     On August 14, 2009, the Company entered into the third amendment and restatement to the 2005 Credit Facility. Key terms of the amended and restated facility include the following:
•	The term loan and revolving credit facility maturity dates were extended by two years to May 2013 and May 2012, respectively.

•	The revolving credit facility commitment was reduced from $60.0 million to $48.0 million.

•	The applicable interest rate for the term loan and revolving credit facility was set at LIBOR plus 4.50%, with a minimum LIBOR of 2.50%.

•	The Company must maintain a Total Leverage Ratio of 3.00 to 1 or less through May 2012 and 2.75 to 1 or less thereafter.

•	The Company must prepay (i) 50% of Consolidated Excess Cash Flow (as defined in the 2005 Credit Facility) for such fiscal year if the Total Leverage Ratio is greater than 2.00 to 1 on the last day of such fiscal year or (ii) 25% of Consolidated Excess Cash Flow for such year if the Total Leverage Ratio is equal to or less than 2.00 to 1.

•	The Company may resume its common stock repurchase program once the Total Leverage Ratio is 1.75 to 1 or less. As of October 4, 2009, the Company’s Total Leverage Ratio was 2.14 to 1.

•	To reduce interest rate risk, derivative instruments are required to be maintained on no less than 30% of the outstanding debt (see discussion below under the heading entitled “Interest Rate Swap Agreements”).

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
     In connection with the amendment, the Company expensed $1.9 million, which is reported as a component of “Interest expense, net.” Additionally, the Company capitalized approximately $1.8 million of fees related to the new amendment as debt issuance costs which will be amortized over the remaining life of the facility utilizing the effective interest method.
     Interest Rate Swap Agreements. In accordance with the 2005 Credit Facility, as amended and restated, the Company uses interest rate swaps to fix the Company’s interest rate exposure on a portion of the Company’s outstanding term loan. As interest rate swaps are terminated, the effective portion of the termination loss is amortized as interest expense over the unexpired term of the swap.
     As required by the amendment to the 2005 Credit Facility, on September 10, 2009, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30 million of the term loan debt to a fixed rate of 7.40%. The term of the swap agreements expires September 10, 2011.
     The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges as required by FASB ASC 810-10, Derivatives and Hedging. The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the condensed financial statements:
Fair Values of Derivative Instruments

	Derivative Liabilities
(In millions)	Condensed Balance Sheet Location	10/04/09	12/28/08
Interest rate swap agreements	Deferred credits and other long-term liabilities	$0.1	$0.5

		$0.1	$0.5

The Effect of Derivative Instruments on the Condensed Statement of Operations for the Forty Weeks ended
October 4, 2009 and October 5, 2008

				Amount of Gain
				(Loss) Reclassified
	Amount of Gain (Loss)			from AOCI to
	Recognized into AOCI		Location of Gain (Loss)	Income
(In millions)	2009	2008	Reclassified from AOCI to Income	2009	2008
Interest rate swap agreements, net of tax	$(0.1)	$0.2	Interest expense, net	$(0.8)	$0.1

	$(0.1)	$0.2		$(0.8)	$0.1

Note 6 — Shareholders’ Deficit
     Share Repurchase Program. Effective July 22, 2002 and as subsequently amended and expanded, the Company’s board of directors approved a share repurchase program of up to $215.0 million. The program, which is open-ended, allows the Company to repurchase shares of its common stock from time to time. The Company did not repurchase any shares of common stock during the forty week period ended October 4, 2009. During the forty week period ended October 5, 2008, the Company repurchased and retired 2,120,401 shares of common stock for approximately $19.0 million.
     As of October 4, 2009, the remaining amount available for the repurchase of shares under the program was approximately $38.9 million. Pursuant to the terms of the Company’s 2005 Credit Facility, as amended and restated, the Company is subject to a repurchase limit of approximately $27.6 million for the remainder of fiscal 2009 and further restricted from the repurchase of its common stock if its Total Leverage Ratio is equal to or greater than 1.75 to 1. As of October 4, 2009, the Company’s Total Leverage Ratio was 2.14 to 1.

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
     Comprehensive Income. The following table presents the components of comprehensive income for the twelve and forty week periods ended October 4, 2009 and October 5, 2008:

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/04/09	10/05/08	10/04/09	10/05/08
Net income	$3.4	$4.0	$14.8	$17.0
Change in fair value of interest rate swap agreements, net of income taxes	(0.1)	(0.6)	(0.1)	0.2
Unrealized loss (income) on interest rate swap agreements recognized in earnings during the period, net of income taxes	0.3	—	0.5	(0.1)

Total comprehensive income	$3.6	$3.4	$15.2	$17.1

Note 7 — Other Expenses (Income), Net

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/04/09	10/05/08	10/04/09	10/05/08
Net recoveries of directors and officers liability insurance claims	$—	$—	$—	$(12.9)
Impairments and disposals of fixed assets	—	0.1	0.2	8.4
Net gain on sale of assets	(0.1)	(0.1)	(3.1)	(0.9)
Other	—	—	0.3	0.3

	$(0.1)	$—	$(2.6)	$(5.1)

     During the first quarter of 2009, the Company completed the re-franchising of three company-operated restaurants in its Nashville, Tennessee market for net proceeds of $1.1 million of which $0.1 million was recorded as a component of “Franchise revenues” in the condensed statement of operations. The net gain on the sale of these assets was not significant.
     During the second quarter of 2009, the Company completed the re-franchising of 13 entity-operated restaurants in its Atlanta, Georgia market and sold nine real estate properties in the Texas market. The Company realized combined net proceeds of approximately $7.5 million, including $0.4 million of franchise fees which are recorded as a component of “Franchise revenues” in the condensed statement of operations. The Company recognized a related net gain on the sale of the assets during the quarter of $2.8 million which is recorded as a component of “Other expenses (income), net” in the condensed statement of operations.
     During the second quarter of 2008, the Company received $12.3 million in net proceeds from the favorable settlement of insurance claims related to directors and officers liability policies. Total litigation related proceeds received during the forty weeks ended October 5, 2008 were $12.9 million.
     During the second quarter of 2008, the Company recognized $8.1 million in impairment charges associated with the re-franchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee.
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

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
Note 9 — Interest Expense, Net

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/04/09	10/05/08	10/04/09	10/05/08
Interest on debt	$1.6	$1.5	$4.5	$6.3
Amortization and write-offs of debt issuance costs	0.1	0.2	0.5	0.5
Other debt related charges	0.1	0.2	0.4	0.5
Costs associated with the amendment and restatement to the 2005 Credit Facility (see Note 5)	1.9	—	1.9	—
Interest income	(0.2)	(0.3)	(0.8)	(1.0)

	$3.5	$1.6	$6.5	$6.3

     During the forty weeks ended October 4, 2009 and October 5, 2008, total payments made for interest were approximately $5.2 million and $8.6 million, respectively. See Note 5 for a discussion of the 2005 Credit Facility, as amended and restated.
Note 10 — Income Taxes
     The Company’s effective tax rate for the twelve week period ended October 4, 2009 and October 5, 2008 was 37.0% and 38.5%, respectively. The Company’s effective tax rate for the forty week period ended October 4, 2009 and October 5, 2008 was 37.6% and 39.3%, respectively. The effective rate differs from statutory rates due to adjustments to estimated tax reserves, non-deductible goodwill impairments, other permanent differences and inter-period allocations.
     The amount of unrecognized tax benefits was approximately $4.8 million as of October 4, 2009 of which approximately $1.2 million, if recognized, would impact the effective income tax rate.
     The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions were immaterial for the twelve weeks ended October 4, 2009 and October 5, 2008, respectively. Interest and penalties on uncertain tax positions for the forty week period ended October 4, 2009 and October 5, 2008 were $0.1 million and $0.2 million, respectively. As of October 4, 2009 and December 28, 2008, the Company had approximately $1.1 million and $1.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.
     During the forty weeks ended October 4, 2009 and October 5, 2008, total payments made for income taxes were approximately $6.3 million and $10.8 million, respectively.
     The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2004 through 2008 are open to audit, with 2004 and 2005 currently under examination. The Company has unrecognized tax benefits of approximately $0.7 million related to the period being examined which may be recognized once the federal income tax audit is closed. In general, the state tax years open to audit range from 2005 through 2008.
Note 11 — Components of Earnings Per Common Share Computation

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/04/09	10/05/08	10/04/09	10/05/08
Numerator for earnings per share computation:
Net Income	$3.4	$4.0	$14.8	$17.0

Denominator for basic earnings per share — weighted average shares	25.3	25.2	25.2	25.7
Dilutive incentive stock options and awards	0.1	0.1	0.2	0.1

Denominator for diluted earnings per share	25.4	25.3	25.4	25.8

AFC Enterprises, Inc.
Notes to Condensed Financial Statements
Note 12 — Segment Information
     FASB ASC 280-10, Segment Reporting, establishes annual and interim reporting standards for a company’s operating segments. Operating segments are generally defined as components of an entity about which separate discrete financial information is available as the basis for management to allocate resources and assess performance.
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
     During the fourth quarter of 2008, the Company changed the basis on which it measures reportable segment profit or loss in order to improve the alignment between its strategy to re-franchise company-operated restaurants and the basis management uses to allocate resources and assess performance. Operating profit for each reportable segment includes operating results directly allocable to each segment plus a 5% inter-entity royalty charge from franchise restaurants to company-operated restaurants. Previously reported results have been reclassified to conform to current year’s presentation.

	12 weeks ended		40 weeks ended
(in millions)	10/04/09	10/05/08	10/04/09	10/05/08
Revenues
Franchise restaurants(a)	$20.6	$20.9	$69.3	$68.3
Company-operated restaurants	11.3	17.4	46.2	62.6

	$31.9	$38.3	$115.5	$130.9

Operating profit
Franchise restaurants(b)	$9.0	$9.1	$28.4	$31.6
Company-operated restaurants	0.7	0.3	2.8	2.6

	9.7	9.4	31.2	34.2
Less unallocated expenses(c)
Depreciation and amortization	(0.9)	(1.3)	(3.6)	(5.0)
Other (expenses) income, net	0.1	—	2.6	5.1

	$8.9	$8.1	$30.2	$34.3

Capital expenditures
Franchise operations	$0.2	$—	$0.4	$0.1
Company-operated restaurants	0.1	0.4	0.4	2.2

	$0.3	$0.4	$0.8	$2.3

(a)	Franchise restaurants revenues exclude 5% inter-segment royalties.

(b)	Includes inter-segment royalties for the quarter of $0.6 million in 2009 and $0.9 million in 2008. The year to date inter-segment royalties include $2.3 million in 2009 and $3.1 million in 2008.

(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

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
As of October 4, 2009, we operated and franchised 1,918 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 26 foreign countries.

	Oct. 4,	Dec. 28,
Total Operating Restaurants as of:	2009	2008
Domestic:
Company-Operated	37	55
Franchised	1,534	1,527
International:
Franchised	347	340

Total	1,918	1,922

Our Business Strategy
Our business strategy capitalizes on our strengths as a highly franchised restaurant system. Even in challenging economic times, this model provides diverse and reliable earnings and cash flows, with low capital spending demands. It efficiently produces sustainable cash flows which are available to enhance shareholder value. Additionally, this model provides the ability to expand the Popeyes system more rapidly than a capital intensive company-operated restaurant model.
Our strategy is based on the four pillars described below, and we continue to emphasize high quality food at compelling everyday value, speed of service, and improved restaurant profitability. We believe these proven strategies make us more competitive and better positioned for accelerated growth as the consumer environment improves.
•	Build the Popeyes Brand — offer a distinctive brand and menu with clear competitive advantages.

•	Run Great Restaurants — strengthen restaurant operations and improve the Popeyes guest experience by providing service as distinctive as our food.

•	Strengthen Unit Economics — grow revenue and identify cost savings to improve food, labor and overhead efficiencies in the restaurants.

•	Align People and Resources to Deliver Results — make investments in brand building, operational tools and people.

Management Overview of 2009 Operating Results (Third Quarter)
Our third quarter of 2009 results and highlights include the following:
•	Net income was $3.4 million, or $0.13 per diluted share, which included an expense of $1.9 million (negatively impacting diluted earnings per share by approximately $0.05), associated with the third amendment and restatement to the 2005 Credit Facility (discussed below).

•	On August 14, 2009, the Company entered into a third amendment and restatement to the 2005 Credit Facility to, among other things, extend the maturity dates of its revolving credit facility and term loan by two years. For a discussion of the terms see “Long-Term Debt” within this Item 2.

•	System-wide sales increased by 0.5% compared to flat sales in the third quarter of 2008.

•	Global same-store sales decreased 0.3% compared to a decrease of 1.9% last year. Domestic same-store sales decreased 0.3% compared to a decrease of 2.8% last year and international same-store sales decreased 1.0% compared to an increase of 7.4% last year.

•	The Popeyes system opened 21 new restaurants, offset by 8 permanent closings.

•	The Company used its available cash to reduce its outstanding debt by $26.2 million to $88.6 million.
A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions)	10/04/09	10/05/08	10/04/09	10/05/08
Sales by company-operated restaurants	$11.3	$17.4	$46.2	$62.6
Franchise revenues (a)	19.5	20.0	65.8	65.4
Other revenues	1.1	0.9	3.5	2.9

Total revenues	$31.9	$38.3	$115.5	$130.9

Operating profit	$8.9	$8.1	$30.2	$34.3
Net income	$3.4	$4.0	$14.8	$17.0

Global system-wide sales increase	0.5%	0.0%	2.1%	1.0%

Same-store sales increase (decrease) (b)
Company-operated restaurant segment	3.0%	(6.1)%	(0.6)%	(5.5)%
Domestic franchised restaurants	(0.4)%	(2.6)%	1.2%	(1.9)%

Total domestic (company-operated and franchised restaurants)	(0.3)%	(2.8)%	1.1%	(2.1)%
International franchised restaurants	(1.0)%	7.4%	2.7%	4.1%

Total global system	(0.3)%	(1.9)%	1.3%	(1.5)%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	37	67	55	65
New restaurant openings	—	—	—	1
Unit conversions, net	—	(11)	(16)	(11)
Permanent closings	—	—	(2)	—
Temporary (closings)/re-openings, net	—	—	—	1

Restaurants at the end of third quarter	37	56	37	56

Franchised restaurants (domestic and international)
Restaurants at beginning of period	1,868	1,834	1,867	1,840
New restaurant openings	21	28	51	96
Unit conversions, net	—	11	16	11
Permanent closings	(8)	(24)	(59)	(88)
Temporary (closings)/re-openings, net	—	—	6	(10)

Restaurants at the end of third quarter	1,881	1,849	1,881	1,849

Total system restaurants	1,918	1,905	1,918	1,905

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the third quarter of 2009 and 2008, franchisee sales, as reported by our franchisees, were approximately $394.4 million and $386.6 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.
In reviewing our operating results, we believe the following table can be helpful. The table presents selected revenues and expenses as a percentage of total revenues (or as a percentage of a corresponding revenue line item).

	12 Weeks Ended		40 Weeks Ended
	10/04/09	10/05/08	10/04/09	10/05/08
Revenues:
Sales by company-operated restaurants	36%	46%	40%	48%
Franchise revenues	61%	52%	57%	50%
Rent and other revenues	3%	2%	3%	2%

Total revenues	100%	100%	100%	100%

Expenses:
Restaurant employee, occupancy and other expenses (a)	52%	56%	52%	52%
Restaurant food, beverages and packaging (a)	33%	34%	33%	35%
Rent and other occupancy expenses	2%	1%	2%	1%
General and administrative expenses	38%	33%	37%	31%
Depreciation and amortization	3%	3%	3%	4%
Other expenses (income), net	0%	(0)%	(2)%	(4)%

Total expenses	72%	79%	74%	74%

Operating profit	28%	21%	26%	26%
Interest expense, net	11%	4%	5%	5%

Income before income taxes	17%	17%	21%	21%
Income tax expense	6%	7%	8%	8%

Net income	11%	10%	13%	13%

(a)	Expressed as a percentage of sales by company-operated restaurants.
2009 Same-Store Sales — Third Quarter
Global same-store sales decreased 0.3% in the third quarter of 2009, as compared to the same period in 2008.
Domestic same-store sales decreased 0.3% in the third quarter of 2009, as compared to the same period in 2008. This decrease reflects positive transactions offset by a lower average check. In September 2009, we promoted our Bonafide® chicken featuring 5 wings for $2.99 and 11 pieces of bone-in chicken for $9.99. These promotions, which were supported by three weeks of national media advertising, delivered positive guest counts. According to independent data, Popeyes’ domestic same-store sales continued to outpace the chicken QSR category for the sixth consecutive quarter. We remain focused on increasing traffic by offering compelling value, distinctive Louisiana food, and an improved guest experience.
International same-store sales decreased 1.0% compared to an increase of 7.4% last year. The elevated sales in the third quarter of 2008 were primarily related to restaurants in the Middle East which benefited from the timing of the Islamic holiday of Eid, marking the end of the fasting period of Ramadan. The third quarter same-store sales decrease in 2009 primarily reflects weaker sales in the Middle East due to economic slowdown. The franchisees in this region are addressing this trend by promoting value priced offerings.

Looking Forward to the Remainder of 2009
The Company’s projection for global same-store sales for fiscal 2009 is at the lower end of the range of its previous guidance at 0.0% to positive 2.0%.
The Company now expects its global new openings to be in the range of 100 to 110 restaurants, compared to previous guidance in the range of 90 to 110 restaurants. Due to the year-to-date restaurant closure rate, the Company now expects closures to be approximately 100 restaurants, compared to previous guidance of 110 to 120 restaurants. Net restaurant openings are now expected to be in the range of 0 to positive 10, compared to previous guidance of 0 to negative 30. Popeyes restaurant closures typically have sales significantly lower than the system average.
The Company expects fiscal 2009 general and administrative expenses to be consistent with its previous guidance of 3.1% to 3.2% of system-wide sales, among the lowest in the restaurant industry. The Company will continue to tightly manage its general and administrative expenses and invest in key strategic initiatives, including its continued commitment to national media advertising and operations improvements, which management believes are essential for the long-term growth of the brand.
Given the improved expectations for net restaurant openings, the Company expects 2009 earnings to be at the upper end of its guidance of $0.66 to $0.70 per diluted share.
Comparisons of the Third Quarter for 2009 and 2008
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $11.3 million in the third quarter of 2009, a $6.1 million decrease from 2008. The decrease was primarily due to:
•	a $6.4 million decrease related to the re-franchising of 27 company-operated restaurants (11 in the Atlanta market during the third quarter of 2008, three in the Nashville market during the first quarter of 2009 and 13 in the Atlanta market during the second quarter of 2009) and the closure of three company-operated restaurants, partially offset by:

•	a $0.3 million increase due to a 3.0% increase in same-store sales in the third quarter of 2009.
After considering the effects of franchise fees and royalties, general and administrative savings, and lower depreciation and amortization, the third quarter operating profit impact of re-franchising the company-operated restaurants was unfavorable compared to 2008 by approximately $0.1 million.
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
Franchise revenues were $19.5 million in the third quarter of 2009, a $0.5 million decrease from 2008. The decrease was primarily due to a decrease in franchise and development fees, partially offset by an increase in royalty revenue from new franchised restaurants.
Rent and Other Revenues
Rent and other revenues are principally composed of rental income associated with properties leased or subleased to franchisees. Other revenues were $1.1 million in the third quarter of 2009, a $0.2 million increase from 2008.

Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other expenses were $5.9 million in the third quarter of 2009, a $3.8 million decrease from 2008. This decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Restaurant employee, occupancy and other expenses were approximately 52% and 56% of sales from company-operated restaurants in the third quarter of 2009 and 2008, respectively. This improvement was primarily attributable to lower worker’s comp expense, utility costs, other net operating costs, and the closure of underperforming restaurants.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $3.7 million in the third quarter of 2009, a $2.2 million decrease from 2008. This decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Restaurant food, beverages and packaging costs were approximately 33% and 34% of sales from company-operated restaurants in the second quarter of 2009 and 2008, respectively. This improvement was primarily attributable to lower commodity costs and the re-franchising of company-operated restaurants.
Rent and Other Occupancy Expenses
Rent and other occupancy expenses were $0.6 million in the third quarter of 2009, a $0.1 million increase from 2008.
General and Administrative Expenses
General and administrative expenses were $12.0 million in the third quarter of 2009, a $0.8 million decrease from 2008. The decrease was primarily due to:
•	a $0.9 million net decrease due to the lower national media and other advertising expenses within the quarter, and

•	a $0.5 million net decrease in other general and administrative costs,

partially offset by:

•	a $0.6 million increase in bad debt expense.
General and administrative expenses were approximately 38% and 33% of total revenues in the third quarter of 2009 and 2008, respectively. General and administrative expenses were approximately 3.0% and 3.2% of system-wide sales in the third quarter of 2009 and 2008, respectively.
Depreciation and Amortization
Depreciation and amortization was $0.9 million in the third quarter of 2009, a $0.4 million decrease from 2008. The decrease was principally due to the sale and re-franchising of 27 restaurants (11 during the third quarter of 2008, three during the first quarter of 2009 and 13 during the second of 2009).
Other Expenses (Income), Net
Other expenses (income), net was $0.1 million of income in the third quarter of 2009. A schedule of the components of other expenses (income), net can be found at Note 7 to our condensed financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
Interest expense, net was $3.5 million in the third quarter of 2009, a $1.9 million increase from 2008 primarily due to the $1.9 million expensed in connection with the third amendment and restatement of the 2005 Credit Facility. A schedule of the components of interest expense, net can be found at Note 9 to our condensed financial statements included at Part 1, Item 1 to this quarterly report.

Income Tax Expense
Income tax expense was $2.0 million in the third quarter of 2009 as compared to $2.5 million in 2008. Our effective tax rate in the third quarters of 2009 and 2008 was 37.0% and 38.5% respectively. The effective tax rate differs from statutory rates due to adjustments to estimated tax reserves, non-deductible goodwill impairments, other permanent differences and inter-period allocations.
Comparisons of the Forty Weeks Ended October 4, 2009 and October 5, 2008
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $46.2 million in the forty weeks ended October 4, 2009, a $16.4 million decrease from 2008. The decrease was primarily due to:
•	a $17.1 million decrease related to the re-franchising of 27 company-operated restaurants (11 in the Atlanta market during the third quarter of 2008, three in the Nashville market during the first quarter of 2009 and 13 in the Atlanta market during the second quarter of 2009) and the closure of three company-operated restaurants, and

•	a $0.3 million decrease due to a 0.6% decrease in same-store sales,

partially offset by:

•	a net $1.0 million increase due to the timing of temporary restaurant closures during 2009 and 2008.
After considering the effects of franchise fees and royalties, general and administrative savings, and lower depreciation and amortization, the operating profit impact of re-franchising the company-operated restaurants was favorable to the forty weeks ended October 4, 2009 compared to 2008 by approximately $1.2 million.
Franchise Revenues
Franchise revenues were $65.8 million in the forty weeks ended October 4, 2009, a $0.4 million increase from 2008. The increase was primarily due to an increase in royalty revenue resulting from positive same-store sales and royalties from new franchised restaurants, partially offset by a decrease in franchise and development fees.
Rent and Other Revenues
Rent and other revenues were $3.5 million in the forty weeks ended October 4, 2009, a $0.6 million increase from 2008, primarily as a result of an increase in the number of leased or subleased properties, including sublease rental revenue associated with certain of the restaurants which were re-franchised.
Restaurant Employee, Occupancy and Other Expenses
Restaurant employee, occupancy and other expenses were $24.2 million in the forty weeks ended October 4, 2009, an $8.7 million decrease from 2008. This decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Restaurant employee, occupancy and other expenses were approximately 52% of sales from company-operated restaurants in both the third quarter of 2009 and 2008.
Restaurant Food, Beverages and Packaging
Restaurant food, beverages and packaging costs were $15.3 million in the forty weeks ended October 4, 2009, a $6.4 million decrease from 2008. This decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Restaurant food, beverages and packaging costs were approximately 33% and 35% of sales from company-operated restaurants in the forty weeks ended October 4, 2009 and October 5, 2008, respectively. This improvement was primarily attributable to lower commodity costs and the re-franchising of company-operated restaurants.

Rent and Other Occupancy Expenses
Rent and other occupancy expenses were $1.9 million in the forty weeks ended October 4, 2009, a $0.2 million increase from 2008.
General and Administrative Expenses
General and administrative expenses were $42.9 million in the forty weeks ended October 4, 2009, a $2.5 million increase from 2008. The increase was primarily due to:
•	a $0.6 million increase due to $2.1 million net of national media advertising expenses, partially offset by non-recurring marketing expenses incurred during 2008,

•	a $1.4 million increase in personnel expense, primarily related to employee incentive accruals, and

•	a $0.9 million increase in bad debt expense,

partially offset by:

•	a $0.4 million net decrease in other general and administrative costs.
General and administrative expenses were approximately 37% and 31% of total revenues in the forty weeks ended October 4, 2009 and October 5, 2008, respectively. General and administrative expenses were approximately 3.1% and 3.0% of system-wide sales in the forty weeks ended October 4, 2009 and October 5, 2008, respectively.
Depreciation and Amortization
Depreciation and amortization was $3.6 million in the forty weeks ended October 4, 2009, a $1.4 million decrease from 2008. The decrease was principally due to the sale and re-franchising of 27 restaurants (11 during the third quarter of 2008, three during the first quarter of 2009 and 13 during the second quarter of 2009).
Other Expenses (Income), Net
Other expenses (income), net was $2.6 million of income in the forty weeks ended October 4, 2009, as compared to income of $5.1 million in 2008. The $2.6 million of income in 2009 resulted primarily from a net gain on sale of assets. The $5.1 million of income in 2008 resulted primarily from recoveries of insurance claims partially offset by impairment charges. A schedule of the components of other expenses (income), net can be found at Note 7 to our condensed financial statements at Part 1, Item 1 to this quarterly report.
Interest Expense, Net
Interest expense, net was $6.5 million in the forty weeks ended October 4, 2009, a $0.2 million increase from 2008. The increase results primarily from the $1.9 million expensed in connection with the third amendment and restatement of the 2005 Credit Facility, partially offset by lower average debt balances and lower average interest rates on debt as compared to 2008. A schedule of the components of interest expense, net can be found at Note 9 to our condensed financial statements included at Part 1, Item 1 to this quarterly report.
Income Tax Expense
Income tax expense was $8.9 million in the forty weeks ended October 4, 2009 as compared to $11.0 million in 2008. Our effective tax rate in 2009 and 2008 was 37.6% and 39.3% respectively. The effective tax rate differs from statutory rates due to adjustments to estimated tax reserves, non-deductible goodwill impairments, other permanent differences and inter-period allocations.
Liquidity and Capital Resources
We finance our business activities primarily with:
•	cash flows generated from operating activities, and

•	borrowings under the 2005 Credit Facility, as amended and restated.

Our franchise model provides reliable and stable cash flows. Net cash provided by operating activities of the Company was $19.1 million and $23.2 million for the forty weeks ended October 4, 2009 and October 5, 2008, respectively. See our condensed statements of cash flows in our condensed financial statements included in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves ($5.0 million available as of October 4, 2009), and available borrowings under our 2005 Credit Facility, as amended and restated ($46.5 million available as of October 4, 2009), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
Due to the continuing challenges of the financial and credit markets, which have affected franchisees throughout the industry, we increased our reserve for bad debt expense related to franchise revenues by an additional $0.8 million during the quarter.
During the third quarter, the Company received a payment of $10.2 million under the terms of a receivable which was recorded as a component of “Non-current notes receivable and other long-term assets, net” in the condensed balance sheet as of July 12, 2009. During the second quarter of 2009, the Company realized $7.1 million in combined cash proceeds from the re-franchising of 13 company-operated restaurants in the Atlanta, Georgia market and the sale of nine properties in the Texas market. These proceeds were used to make debt prepayments during the third quarter of 2009.
Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:
•	reinvestment in our core business activities that promote the Company’s strategic initiatives,

•	reduction of long-term debt, and

•	repurchase of our common shares (subject to the restrictions under our 2005 Credit Facility, as amended and restated).
Our investment in core business activities includes our obligation to maintain our company-operated restaurants and provide marketing plans and operations support to our franchise system.
Under the terms of the Company’s 2005 Credit Facility, as amended and restated, at the end of each fiscal year the Company is subject to mandatory prepayments on term loan borrowings of Consolidated Excess Cash Flow less the amount of (1) any voluntary prepayments and (2) the amount by which the revolving loan commitments are permanently reduced in connection with repayments and mandatory prepayments of the revolving loans, when the Company’s Total Leverage Ratio equals or exceeds specified amounts.
During the third quarter of 2009, we paid principal on term loan borrowing in the amount of $26.2 million bringing total principal payments to $29.9 million for the forty weeks ended October 4, 2009, including $19.0 million of voluntary prepayments, $7.0 million concurrent with the third amendment and restatement to the 2005 Credit Facility, discussed below, and $3.9 million in mandatory payments. As of October 4, 2009, there were no amounts outstanding under the revolving credit facility and approximately $84.3 million outstanding under the term loan.
The Company did not repurchase any shares of our common stock during the forty weeks ended October 4, 2009.
Long-Term Debt
For a discussion of our long-term debt, see Note 5 to our condensed financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2.
On August 14, 2009, the Company entered into the third amendment and restatement to the 2005 Credit Facility. Key terms of the amended and restated facility include the following:
•	The term loan and revolving credit facility maturity dates were extended by two years to May 2013 and May 2012, respectively.

•	The revolving credit facility commitment was reduced from $60.0 million to $48.0 million.

•	The applicable interest rate for the term loan and revolving credit facility was set at LIBOR plus 4.50%, with a minimum LIBOR of 2.50%.

•	The Company must maintain a Total Leverage Ratio of 3.00 to 1 or less through May 2012 and 2.75 to 1 or less thereafter.

•	The Company must prepay (i) 50% of Consolidated Excess Cash Flow (as defined in the 2005 Credit Facility) for such fiscal year if the Total Leverage Ratio is greater than 2.00 to 1 on the last day of such fiscal year or (ii) 25% of Consolidated Excess Cash Flow for such year if the Total Leverage Ratio is equal to or less than 2.00 to 1.

•	The Company may resume its common stock repurchase program once the Total Leverage Ratio is 1.75 to 1 or less. As of October 4, 2009, the Company’s Total Leverage Ratio was 2.14 to 1.

•	To reduce interest rate risk, derivative instruments are required to be maintained on no less than 30% of the outstanding debt (see discussion below under the heading entitled “Interest Rate Risk With Respect to our 2005 Credit Facility”).
In connection with the amendment, the Company expensed $1.9 million, which is reported as a component of “Interest expense, net.” Additionally, the Company capitalized approximately $1.8 million of fees related to the new amendment as debt issuance costs which will be amortized over the remaining life of the facility utilizing the effective interest method.
Future debt maturities under the 2005 Credit Facility, as amended and restated, include four designated quarterly payments of approximately one fourth of the outstanding principal, beginning in the third quarter of 2012.
Capital Expenditures
Our capital expenditures consist of new unit construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, rebuilding of damaged restaurants, and investments in information technology hardware and software. Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our 2005 Credit Facility, as amended and restated.
During the forty week period ended October 4, 2009, we invested approximately $0.8 million in various capital projects, including approximately $0.3 million in information technology hardware and new restaurant site modeling software and approximately $0.5 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.
During the forty week period ended October 5, 2008, we invested approximately $2.3 million in various capital projects, including approximately $0.7 million in new restaurant locations, and approximately $1.3 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment, and approximately $0.3 million in information technology equipment.
Critical Accounting Policies and Significant Estimates
FASB Codification
We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.
The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accountings Standards Codification, sometimes referred to as the “Codification” or “ASC.” The Codification does not change how we account for our transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, we refer to topics in the ASC rather than prior FASB standards. This change was made effective by the FASB for the periods ending on or after September 15, 2009.
Aside from Codification referencing for accounting standards, there have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2008 Form 10K.

Contractual Obligations
The Company’s material contractual obligations are summarized and included in our 2008 Form 10-K. During the quarter ended October 4, 2009, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2008 Form 10-K.
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
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s strategic plan including projections and expectations regarding same-store sales for fiscal 2009 and beyond, the Company’s ability to improve restaurant level margins, guidance for new openings and restaurant closures, and the Company’s anticipated 2009 performance including projections regarding general and administrative expenses, net earnings per diluted share and similar statements of belief or expectations regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, disruptions in the financial markets, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2005 Credit Facility, as amended and restated, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in the 2005 Credit Facility, as amended and restated, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, adverse effects of regulatory actions arising in connection with the restatement of our previously issued financial statements, effects of increased gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2008 Form 10-K and other documents we file with the Securities and Exchange Commission (the “SEC”). Therefore, you should not place undue reliance on any forward-looking statements.

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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the forty weeks ended October 4, 2009 and October 5, 2008, foreign-sourced revenues represented approximately 5.6% of our total revenues. All other things being equal, for the forty weeks ended October 4, 2009, operating profit would have decreased by approximately $0.3 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of October 4, 2009, approximately $1.0 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 26 foreign countries with approximately 30% of our revenues from international royalties originating from restaurants in Korea and Canada.
Interest Rate Risk With Respect to our 2005 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility, as amended and restated, include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of October 4, 2009, we had outstanding borrowings under our 2005 Credit Facility, as amended and restated, of $84.3 million.
In accordance with the 2005 Credit Facility, as amended and restated, the Company uses interest rate swaps to fix the Company’s interest rate exposure on a portion of the Company’s outstanding term loan. As interest rate swaps are terminated, the effective portion of the termination loss is amortized as interest expense over the unexpired term of the swap.
As required by the amendment to the 2005 Credit Facility, on September 10, 2009, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30 million of the term loan debt to a fixed rate of 7.40%. The term of the swap agreements expires September 10, 2011.
As of October 4, 2009, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, as amended and restated, including the effect of the interest rate swap agreements, was approximately 7.1%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2005 Credit Facility, as amended and restated, would be approximately $0.5 million, taking into account our interest rate swap agreements.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. During the third quarter of 2009, the Company did not repurchase any shares of our common stock.
As of October 4, 2009, the remaining amount available for the repurchase of shares under the program was approximately $38.9 million. See Note 6 to our condensed financial statements included at Part 1, Item 1 to this quarterly report.
Pursuant to the terms of the Company’s 2005 Credit Facility, as amended and restated, the Company is subject to a repurchase limit of approximately $27.6 million for the remainder of fiscal 2009 and further restricted from the repurchase of its common stock if its Total Leverage Ratio is equal to or greater than 1.75 to 1. As of October 4, 2009, the Company’s Total Leverage Ratio was 2.14 to 1.
Item 6. Exhibits
(a) Exhibits

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 10.1	Third Amended and Restated Credit Agreement, dated as of August 14, 2009, among AFC Enterprises, Inc., the Lenders party thereto, JP Morgan Chase Bank, .A., JP Morgan Securities, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 19, 2009)

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by FASB ASC 260-10, Earnings per Share, is provided in Note 11 to our condensed financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.
Date: November 12, 2009	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)