Form 10-K
period 2009-12-27
AFC ENTERPRISES INC
filed 2010-03-10
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission files number 000-32369

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2).  Yes ☐     No ☑

As of July 12, 2009 (the last day of the registrant’s second quarter for 2009), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market System, was approximately $161,823,534.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2010

Common stock, $0.01 par value per share	25,455,917 shares

Documents incorporated by reference:  Portions of our 2010 Proxy Statement are incorporated herein by reference in Part III of this Annual Report.

AFC ENTERPRISES, INC.
INDEX TO FORM 10-K

PART I.

Item 1.	BUSINESS

AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates, and franchises quick-service restaurants (“QSRs” or “restaurants”) under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”). Within Popeyes, we manage two business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found in Note 21 to our Consolidated Financial Statements.

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

As of December 27, 2009, we operated and franchised 1,943 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 27 foreign countries. The map below shows the concentration of our domestic restaurants, by state.

As of December 27, 2009, of our 1,539 domestic franchised restaurants, approximately 70% were concentrated in Texas, California, Louisiana, Florida, Illinois, Maryland, New York, Georgia, Virginia and Mississippi. Of our 367 international franchised restaurants, approximately 60% were located in Korea, Canada, Turkey, and Indonesia. Of our 37 company-operated restaurants, approximately 90% were concentrated in Louisiana and Tennessee.

Financial information concerning our domestic and international operations can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K.

Our Business Strategy

Our business strategy, announced at the beginning of 2008, capitalizes on our strengths as a highly franchised restaurant system. The model provides diverse and reliable earnings with steady cash flow, and low capital spending requirements. The cash flow provided by our model has primarily been used to pay down debt and repurchase stock to enhance shareholder value. With the successful launch of this new long-term growth strategy, during 2009 and 2008, we re-directed capital and resources to fund strategic growth initiatives, reduced our long term debt by $50.2 million, repurchased 2.1 million shares of our common stock for $19 million, and refranchised 27 company-operated restaurants.

Our strategic plan is built on the foundation of aligning and collaborating with our stakeholders, and is focused on the four pillars. We believe our execution of these strategies gained traction in 2009, making Popeyes more competitive and better positioned to gain market share and accelerate long-term growth as the consumer environment improves.

•	Build the Popeyes Brand — offering a distinctive brand and menu with superior food at affordable prices.

•	In 2009, Popeyes promoted its flavorful Bonafide® chicken and seafood offerings at value price points, supported by its successful new Louisiana Fast advertising campaign and national media. These marketing initiatives delivered strong positive guest counts resulting in positive full year same-store sales.

•	In 2010, Popeyes will continue to promote its core chicken and seafood offerings and periodically introduce new innovative products. Popeyes will continue the use of national advertising to efficiently expand media reach and build additional brand awareness.

•	Run Great Restaurants — improving restaurant operations and Popeyes’ guest experience by delighting the guest with “service as distinctive as our food”.

•	Popeyes restaurants steadily improved our Guest Experience Monitor (GEM) scores, with “Overall Delighted” and “Intent to Return” scores at the end of 2009 up significantly since the beginning of the year.

•	With newly required drive-thru equipment substantially in place throughout the system, we are rolling out a new speed of service training program system-wide in the first half of 2010. Longer-term, we believe an increase in speed of service will provide a significant benefit to Popeyes’ customers and restaurant sales performance.

•	In 2009, we successfully completed our re-franchising strategy with the sale of company-operated restaurants in Atlanta and Nashville. Going forward, the Company intends to own and operate its remaining company-operated restaurants in New Orleans and Memphis, which are high volume, profitable stores.

•	Strengthen Unit Economics — lowering restaurant operating costs and improving profitability while maintaining excellent food quality for our guests.

•	In 2009, Popeyes restaurants benefited from a 3 percent decrease in commodity costs which translated to approximately a 100 basis point improvement in restaurant operating margins. This overall benefit was partially offset, however, by increases in national minimum wage.

•	During 2009, we also completed a diagnostic analysis of our supply chain system, identifying significant cost-savings opportunities in packaging, shipping, and sourcing alternatives which will benefit the entire system in 2010 and beyond.

•	Ramp Up New Unit Growth — building more restaurants across the U.S. and abroad with superior profits and investment returns.

•	We are generating a strong pipeline of current and new franchise developers to open new restaurants and enter new markets, and will be better positioned to accelerate new unit development as the economy recovers.

•	Our site modeling software investment is helping to strengthen real-estate site selection by identifying higher quality sites with higher sales volume potential and more attractive returns for our franchise owners.

•	Our build-out costs remain competitive. In January of this year, QSR Magazine named Popeyes as one of the 10 great franchise deals. The magazine stated, “Popeyes is a good deal because the build-out cost is reasonable for a drive-thru, stand-alone building.”

The following features of the Company are material to the execution of our initiatives and business strategies discussed above.

Our Agreements with Popeyes Franchisees

As discussed above, our strategy places a heavy emphasis on increasing the number of restaurants in the Popeyes system through franchising activities. As of December 27, 2009, we had 347 franchisees operating restaurants within the Popeyes system, and several preparing to become operators. The largest of our domestic franchisees operates 162 restaurants and the largest of our international franchisees operates 97 restaurants. The following discussion describes the standard arrangements we enter into with our Popeyes franchisees.

Domestic Development Agreements.  Our domestic franchise development agreements provide for the development of a specified number of Popeyes restaurants within a defined geographic territory. Generally, these agreements call for the development of the restaurants over a specified period of time, usually three to five years, with targeted opening dates for each restaurant. Our Popeyes franchisees currently pay a development fee of $7,500 per restaurant. These development fees are typically paid when the agreement is executed, and are typically non-refundable.

International Development Agreements.  Our international franchise development agreements are similar to our domestic franchise development agreements, though the development time frames can be longer with development fees of up to $20,000 for each restaurant developed. Depending on the market, limited sub-franchising rights may also be granted.

Domestic Franchise Agreements.  Once we execute a development agreement, we enter into a franchise agreement with our franchisee that conveys the right to operate a specific Popeyes restaurant at a site to be selected by the franchisee and approved by us within 180 days from the execution of the franchise agreement. Our current franchise agreements generally provide for payment of a franchise fee of $30,000 per location.

These agreements generally require franchisees to pay a 5% royalty on net restaurant sales. In addition, franchisees must contribute to national and local advertising funds. Payments to the advertising funds are generally 4% of net restaurant sales. Some of our institutional and older franchise agreements provide for lower royalties and advertising fund contributions. These agreements constitute a decreasing percentage of our total outstanding franchise agreements.

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

Purchasing Cooperative.  Supplies are generally provided to our domestic franchised and company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We, our Popeyes franchisees and the owners of Cinnabon® bakeries hold membership interests in SMS in proportion to the number of restaurants owned. As of December 27, 2009, we held one of seven seats on the SMS board of directors. Our Popeyes franchise agreements require that each domestic franchisee join SMS.

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

We also have a long-term agreement with an exclusive supplier of certain proprietary products for the Popeyes system. This supplier sells these products to our approved distributors, who in turn sell them to our franchised and company-operated Popeyes restaurants.

Marketing and Advertising

Each domestic Popeyes restaurant, company-operated or franchised, contributes to an advertising fund that supports (1) branding and marketing initiatives, including the development of marketing materials that are used throughout our domestic restaurant system and (2) local marketing programs. We act as agent for the fund and coordinate its activities. We and our Popeyes franchisees made contributions to the advertising fund of approximately $67.7 million in 2009, $61.2 million in 2008, and $57.6 million in 2007.

During 2009 and 2008, the Company and the majority of Popeyes franchisees contributed additional funds above those required under applicable franchise agreements in support of the Company’s shift in advertising funds from local media to national media advertising.

Fiscal Year and Seasonality

Our fiscal year is composed of 13 four-week accounting periods and ends on the last Sunday in December. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks.

Seasonality has little effect on our operations.

Employees

As of February 21, 2010, we had approximately 1,000 hourly employees working in our company-operated restaurants. Additionally, we had approximately 40 employees involved in the management of our company-operated restaurants, composed of restaurant managers, multi-unit managers and field management employees. We also had approximately 160 employees responsible for corporate administration, franchise services and business development.

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

King Features Agreements.  We have several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which we have the non-exclusive license to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States have the non-exclusive use of the image and likeness of the cartoon character “Popeye” and certain companion characters. We are obligated to pay King Features a royalty of approximately $1.0 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of our gross revenues from the sale of products outside of the Popeyes restaurant system, if any. These agreements extend through June 30, 2010 and we are presently discussing extensions of these agreements with King Features.

International Operations

We continue to expand our international operations through franchising. As of December 27, 2009, we have 367 franchised international restaurants. During 2009, franchise revenues from these operations represented approximately 10.9% of our total franchise revenues. For each of 2009, 2008, and 2007, international revenues represented 6.3%, 5.7%, and 4.5%, of total revenues, respectively.

Insurance

We carry property, general liability, business interruption, crime, directors and officer’s liability, employment practices liability, environmental and workers’ compensation insurance policies, which we believe are customary for businesses of our size and type. Pursuant to the terms of their franchise agreements, our franchisees are also required to maintain certain types and levels of insurance coverage, including commercial general liability insurance, workers’ compensation insurance, all risk property and automobile insurance.

Competition

The foodservice industry, and particularly the QSR industry, is intensely competitive with respect to price, quality, name recognition, service and location. We compete against other QSRs, including chicken, hamburger, pizza, Mexican and sandwich restaurants, other purveyors of carry-out food and convenience dining establishments, including national restaurant and grocery chains. Many of our competitors possess substantially greater financial, marketing, personnel and other resources than we do.

Government Regulation

We are subject to various federal, state and local laws affecting our business, including various health, sanitation, labor, fire and safety standards. Newly constructed or remodeled restaurants are subject to state and local building code and zoning requirements. In connection with the re-imaging and alteration of our company-operated restaurants, we may be required to expend funds to meet certain federal, state and local regulations, including regulations requiring that remodeled or altered restaurants be accessible to persons with disabilities. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of new restaurants in particular areas.

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

We have franchise agreements related to the operation of restaurants located on various U.S. military bases abroad which are with certain governmental agencies and are subject to renegotiation of profits or termination at the election of the U.S. government. During 2009, royalty revenues from these restaurants were approximately $1.2 million.

Environmental Matters

We are subject to various federal, state and local laws regulating the discharge of pollutants into the environment. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. Certain of our current and formerly owned and/or leased properties are known or suspected to have been used by prior owners or operators as retail gas stations and a few of these properties may have been used for other environmentally sensitive purposes. Certain of these properties previously contained underground storage tanks (“USTs”) and some of these properties may currently contain abandoned USTs. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current or former owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at our properties that are unrelated to USTs. We have obtained insurance coverage that we believe is adequate to cover any potential environmental remediation liabilities.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, we make copies of these documents (except for exhibits) available to the public free of charge through our web site at www.afce.com or by contacting our Secretary at our principal offices, which are located at 5555 Glenridge Connector, NE, Suite 300, Atlanta, Georgia 30342, telephone number (404) 459-4450.

Item 1A.	RISK FACTORS

Certain statements we make in this filing, and other written or oral statements made by or on our behalf, may constitute “forward-looking statements” within the meaning of the federal securities laws. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” “we believe,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following risk factors and others that we may add from time to time, are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements.

If we are unable to compete successfully against other companies in the QSR industry or develop new products that appeal to consumer preferences, we could lose customers and our revenues may decline.

The QSR industry is intensely competitive with respect to price, quality, brand recognition, menu offerings, service and location. If we are unable to compete successfully against other foodservice providers, we could lose customers and our revenues may decline. We compete against other QSRs, including chicken, hamburger, pizza, Mexican and sandwich restaurants, other purveyors of carry out food, convenience dining establishments and other home meal replacement alternatives, including national restaurant and grocery store chains. Many of our competitors possess substantially greater financial, marketing, personnel and other resources than we do. There can be no assurance that consumers will continue to regard our products favorably, that we will be able to develop new products that appeal to consumer preferences, or that we will be able to continue to compete successfully in the QSR industry.

Continued disruptions in the financial markets may adversely affect the availability and cost of credit and the slower economy may impact consumer spending patterns.

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

Disruptions in the financial markets and the slower economy may also adversely affect consumer spending patterns. There can be no assurances that governmental or other responses to the challenging credit environment will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. Declines in or displacement of our guests’ discretionary spending could reduce traffic in our system’s restaurants and/or limit our ability to raise prices.

Because our operating results are closely tied to the success of our franchisees, the failure or loss of one or more franchisees, operating a significant number of restaurants, could adversely affect our operating results.

Our operating results are dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants. How well our franchisees operate their restaurants and their desire to maintain their franchise relationship with us is outside of our direct control. In addition, economic conditions and the availability of credit may have an adverse impact on our franchisees. Any failure of these franchisees to operate their restaurants successfully or the loss of these franchisees could adversely impact our operating results. As of December 27, 2009, we had 347 franchisees operating restaurants within the Popeyes system and several preparing to become operators. The largest of our domestic franchisees operates 162 Popeyes restaurants; and the largest of our international franchisees operates 97 Popeyes restaurants. Typically, each of our international franchisees is responsible for the development of significantly more restaurants than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations.

There can be no assurance that our domestic and international franchisees will operate their franchises successfully or continue to maintain their franchise relationships with us.

If our franchisees are unable or unwilling to open a sufficient number of restaurants, our growth strategy could be at risk.

As of December 27, 2009, we franchised 1,576 restaurants domestically and 367 restaurants in Puerto Rico, Guam and 27 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants. If our franchisees are unable to open a sufficient number of restaurants, our growth strategy could be significantly impaired.

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

Changes in consumer preferences and demographic trends could result in a loss of customers and reduce our revenues.

Foodservice businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, the restaurant industry is currently under heightened legal and legislative scrutiny related to menu labeling and resulting from the perception that the practices of restaurant companies have contributed to nutritional, caloric intake, obesity, or other health concerns of their guests. If we are unable to adapt to changes in consumer preferences and trends, we may lose customers and our revenues may decline.

Adverse publicity related to food safety and quality could result in a loss of customers and reduce our revenues.

We and our franchisees are, from time to time, the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may harm our reputation or our franchisees’ reputation, regardless of whether the allegations are valid or not, whether we are found liable or not, or whether those concerns relate only to a single restaurant or a limited number of restaurants or many restaurants. We are also subject to potentially negative publicity from various sources, including social media sites, which are beyond the control of the Company. Additionally, some animal rights organizations have engaged in confrontational demonstrations at certain restaurant companies across the country. As a multi-unit restaurant company, we can be adversely affected by the publicity surrounding allegations involving illness, injury, or other food quality, health or operational concerns. Complaints, litigation or adverse publicity experienced by one or more of our franchisees could also adversely affect our business as a whole. If we have adverse publicity due to any of these concerns, we may lose customers and our revenues may decline.

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

Our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers and crew members, necessary to keep pace with our expansion schedule. Additionally, as of February 21, 2010, we employed approximately 1,000 hourly employees in our company-operated restaurants. Labor is a primary component in the cost of operating our restaurants. If we or our franchisees face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal minimum wage or increases in other employee benefits costs (including costs associated with health insurance coverage), operating expenses could increase and our growth could be adversely affected.

Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.

We also face currency, economic, political, and other risks associated with our international operations. As of December 27, 2009, we had 367 franchised restaurants in Puerto Rico, Guam and 27 foreign countries. Business at these operations is conducted in the respective local currency. The amount owed to us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. We expect that our franchise revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.

Our operating results and same-store sales may fluctuate significantly and could fall below the expectations of securities analysts and investors, which could cause the market price of our common stock to decline.

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

We are subject to numerous federal, state, local and foreign government laws and regulations, including those relating to:

•	the preparation and sale of food;

•	franchising;

•	building and zoning requirements;

•	environmental protection;

•	information security and data protection;

•	minimum wage, overtime, immigration, unions and other labor issues;

•	compliance with the Americans with Disabilities Act; and

•	working and safety conditions.

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

We and our franchisees are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, natural disasters, problems in production or distribution, declining number of distributors, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.

If any member of our senior management left us, our operating results could be adversely affected, and we may not be able to attract and retain additional qualified management personnel.

We are dependent on the experience and industry knowledge of the members of our senior management team. If, for any reason, our senior executives do not continue to be active in management or if we are unable to attract and retain qualified new members of senior management, our operating results could be adversely affected. We cannot guarantee that we will be able to attract and retain additional qualified senior executives as needed. We have employment agreements with certain executives; however, these agreements do not ensure their continued employment with us.

We may not be able to adequately protect our intellectual property, which could harm the value of our Popeyes brand and branded products and adversely affect our business.

We depend in large part on our Popeyes brand and branded products and believe that they are very important to the conduct of our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our Popeyes brand and branded products. The success of our expansion strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We also use our trademarks and other intellectual property on the Internet. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our Popeyes brand may be harmed, which could have a material adverse effect on our business, including the failure of our Popeyes brand and branded products to achieve and maintain market acceptance.

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

Our 2005 Credit Facility, as amended and restated, may limit our ability to expand our business, and our ability to comply with the repayment requirements, covenants, tests and restrictions contained in the 2005 Credit Facility may be affected by events that are beyond our control.

The 2005 Credit Facility, as amended and restated in August 2009, contains financial and other covenants, including covenants which require us to maintain various financial ratios, limit our ability to incur additional indebtedness, restrict the amount of capital expenditures that may be incurred, restrict the payment of cash dividends and limit the amount of debt which can be loaned to our franchisees or guaranteed on their behalf. This facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. The 2005 Credit Facility, as amended and restated, includes customary events of default, including, but not limited to, the failure to maintain the financial ratios described above, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. The restrictive covenants in our 2005 Credit Facility, as amended and restated, may limit our ability to expand our business, and our ability to comply with these provisions may be impacted by events beyond our control. A failure to comply with any of the financial and operating covenants included in the 2005 Credit Facility, as amended and restated, would result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time. Were we to default on the terms and conditions of the 2005 Credit Facility, as amended and restated, and the debt were accelerated by the facility’s lenders, such developments would have a material adverse impact on our financial condition and our liquidity.

Additionally, future debt maturities under the 2005 Credit Facility, as amended and restated, include payments of approximately $19.5 million in 2012 and approximately $56.9 million in 2013. The current financial environment has resulted in diminished and more expensive credit availability, and could make it more difficult for us to refinance our amended and restated credit facility in the future. A lack of availability and increased cost of refinancing could have a material adverse impact on our financial condition and our liquidity.

Because certain of our current or former properties were used as retail gas stations in the past, we may incur substantial liabilities for remediation of environmental contamination at our properties.

Certain of our currently or formerly owned and/or leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Certain of these properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current or former owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination, as well as any other environmental conditions at our properties that are unrelated to underground storage tanks. If we are found liable for the costs of remediation of contamination at any of these properties, our operating expenses would likely increase and our operating results would be materially adversely affected. We have obtained insurance coverage for the next five years that we believe will be adequate to cover any potential environmental remediation liabilities. However, there can be no assurance that the actual costs of any potential remediation liabilities will not materially exceed the amount of our policy limits.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own, lease or sublease the land and buildings for our company-operated restaurants. In addition, we own, lease or sublease land and buildings which we lease or sublease to our franchisees and third parties.

The following table sets forth the locations by state of our domestic company-operated restaurants as of December 27, 2009:

	Land and	Land and/or
	Buildings Owned	Buildings Leased	Total

Louisiana	3	21	24
Tennessee	2	7	9
Mississippi	0	3	3
Arkansas	0	1	1

Total	5	32	37

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

Within our franchise operations segment, our typical restaurant leases or subleases to franchisees are triple net to the franchisee, that require them to pay minimum rent (based upon prevailing market rental rates), real estate taxes, maintenance costs and insurance premiums, as well as percentage rents based on sales in excess of specified amounts. The subleases have a term that usually coincides with the term of the underlying base lease for the location. These leases are typically cross-defaulted with the corresponding franchise agreement for that site. As of December 27, 2009, we leased 12 restaurants and subleased 57 restaurants to franchisees. Additionally, we leased three properties to unrelated third parties. Of the restaurants leased or subleased to franchisees, 37 were located in Texas.

As of December 27, 2009, we owned three other properties and leased one additional surplus property.

As discussed in Note 10 to the Consolidated Financial Statements, all owned property is pledged as security under our 2005 Credit Facility, as amended and restated.

As of December 27, 2009, we leased office space in a facility located in Atlanta, Georgia that is the headquarters for the Company. This lease is subject to extensions through 2016.

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

Item 4.	RESERVED

Item 4A.	EXECUTIVE OFFICERS

The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position

Cheryl A. Bachelder	53	President and Chief Executive Officer
H. Melville Hope, III	48	Senior Vice President and Chief Financial Officer
Richard H. Lynch	55	Chief Marketing Officer
Harold M. Cohen	46	Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary
Ralph W. Bower	47	Chief Operating Officer

Cheryl A. Bachelder, age 53, has served as our Chief Executive Officer and as President of Popeyes since November 2007. Ms. Bachelder has served on the Board of AFC Enterprises, Inc. since November 2006 and on the Board of True Value Corporation since July 2006. From January 2001 to September 2003, she was the President and Chief Concept Officer for KFC Corporation in Louisville, Kentucky. While at KFC, she was responsible for leading its U.S. restaurants, including operations and all other functional areas of the business. From June 1995 to December 2000, Ms Bachelder served as Vice President, Marketing and Product Development for Domino’s Pizza, Inc.

H. Melville Hope, III, age 48, has served as our Chief Financial Officer since December 2005. From February 2004 until December 2005, Mr. Hope served as our Senior Vice President, Finance and Chief Accounting Officer. From April 2003 to February 2004, Mr. Hope was our Vice President of Finance. Prior to joining AFC, he was an independent consultant in Atlanta, Georgia from January 2003 to April 2003. From April 2002 to January 2003, Mr. Hope was Chief Financial Officer for First Cambridge HCI Acquisitions, LLC, a real estate investment firm, located in Birmingham, Alabama. From November 2001 to April 2002, Mr. Hope was a financial and business advisory consultant in Atlanta, Georgia. From July 1984 to July 2001, Mr. Hope was an accounting, auditing and business advisory professional for PricewaterhouseCoopers, LLP in Atlanta, Georgia, in Savannah, Georgia and in Houston, Texas where he was admitted to the partnership in 1998.

Richard H. Lynch, age 55, has served as our Chief Marketing Officer effective March 1, 2008, following his consultancy as interim CMO. Mr. Lynch served as Principal of Go LLC, a marketing consulting firm specializing in restaurant and food retail from July 2003 to February 2008, where he developed brand strategy and innovation plans for concepts including Burger King, Ruby Tuesday, and Buffalo Wild Wings. From November 1982 to June 2003, Mr. Lynch served as Executive Vice President at Campbell Mithun Advertising where he led the development of brand architecture and positioning for brands such as Domino’s Pizza, Martha Stewart Everyday and Betty Crocker.

Harold M. Cohen, age 46, has served as our Senior Vice President of Legal Affairs, Corporate Secretary and General Counsel since September 2005. Mr. Cohen has served as our Chief Administrative Officer since May 2008. Mr. Cohen has been General Counsel of Popeyes, a division of AFC Enterprises, Inc., since January 2005. He also has served as Vice President of AFC since July 2000. From April 2001 to December 2004, he served as Deputy General Counsel of AFC. From August 1995 to June 2000, he was Corporate Counsel for AFC.

Ralph W. Bower, age 47, was appointed to the position of our Chief Operating Officer effective March 2009. From February 2008 to March 2009, Mr. Bower served as our chief operations officer. From February 2006 to January 2008, Mr. Bower was the KFC operations leader responsible for more than 1,300 KFC franchised restaurants in the western United States. Prior to this position, he led KFC company operations in Pennsylvania, New Jersey and Delaware. From February 2002 to February 2003, Mr. Bower directed the guest satisfaction function for KFC. Before joining KFC, Mr. Bower was Vice President of Operations for Western Ohio Pizza, a franchisee of Domino’s Pizza, overseeing operations in Dayton, OH, and Indianapolis, IN.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Nasdaq Global Market under the symbol “AFCE.”

The following table sets forth the high and low per share sales prices of our common stock, by quarter, for fiscal years 2009 and 2008.

	2009		2008
(Dollars per share)	High	Low	High	Low

First Quarter	$7.09	$3.72	$11.35	$7.07
Second Quarter	$7.37	$4.96	$10.68	$7.79
Third Quarter	$9.10	$6.26	$9.56	$6.43
Fourth Quarter	$9.13	$7.58	$6.45	$2.85

Share Repurchases

As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. As of December 27, 2009, the remaining shares that may be repurchased under the program was approximately $38.9 million. See Note 13 to our Consolidated Financial Statements.

During fiscal 2009, no shares of common stock were repurchased or retired. During fiscal year 2008, we repurchased and retired 2,120,401 shares of our common stock for approximately $19.0 million under our share repurchase program, primarily under an accelerated share repurchase program.

Pursuant to the terms of the Company’s 2005 Credit Facility, as amended and restated, the Company is subject to a repurchase limit of approximately $47.3 million for the remainder of fiscal 2010.

Shareholders of Record

As of February 21, 2010, we had 117 shareholders of record of our common stock.

Dividend Policy

We anticipate that we will retain any future earnings to support operations and to finance the growth and development of our business, and we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, plans for share repurchases, future prospects and other factors that the board of directors may deem relevant. Other than a special cash dividend, we have never declared or paid cash dividends on our common stock. Additionally, our 2005 Credit Facility, as amended and restated, restricts the extent to which we may declare or pay a cash dividend.

Stock Performance Graph

The following stock performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group index for the period from December 26, 2004 through December 27, 2009 and further assumes the reinvestment of all dividends.

Comparison of Cumulative Five Year Total Return

Company Name / Index	12/26/2004	12/25/2005	12/31/2006	12/30/2007	12/28/2008	12/27/2009
AFC Enterprises, Inc.	$100	$123	$142	$84	$35	$67
S&P 500 Index	$100	$107	$122	$129	$78	$103
Peer Group Index	$100	$114	$143	$161	$129	$151

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

(Dollars in millions, except per share data)	2009	2008	2007	2006	2005

Summary of continuing operations:
Revenues:(1)
Sales by company-operated restaurants	$57.4	$78.3	$80.0	$65.2	$60.3
Franchise revenues(2)	86.0	84.6	82.8	82.6	77.5
Rent and other revenues	4.6	3.9	4.5	5.2	5.6

Total revenues	148.0	166.8	167.3	153.0	143.4
Expenses:
Restaurant employee, occupancy and other expenses	29.5	41.4	40.7	33.7	30.5
Restaurant food, beverages and packaging	18.9	27.1	27.3	21.3	20.6
Rent and other occupancy expenses	2.6	2.4	2.3	2.7	3.2
General and administrative expenses(3)	56.0	53.9	47.2	45.4	65.5
Depreciation and amortization	4.4	6.3	6.9	6.4	7.3
Other expenses (income), net(4)	(2.1)	(4.6)	(2.7)	(1.8)	23.2

Total expenses	109.3	126.5	121.7	107.7	150.3

Operating profit (loss)	38.7	40.3	45.6	45.3	(6.9)
Interest expense, net(5)	8.4	8.1	8.7	11.1	6.8

Income (loss) before income taxes	30.3	32.2	36.9	34.2	(13.7)
Income tax expense	11.5	12.8	13.8	12.0	(5.3)

Net income (loss)	$18.8	$19.4	$23.1	$22.2	$(8.4)

Earnings per common share, basic	$0.74	$0.76	$0.81	$0.75	$(0.29)
Earnings per common share, diluted	$0.74	$0.76	$0.80	$0.74	$(0.29)
Weighted average shares outstanding:
Basic	25.3	25.6	28.6	29.5	29.1
Diluted	25.4	25.7	28.8	29.8	29.1
Summary of cash flow data:
Special cash dividend	$—	$0.5	$0.7	$0.7	$352.9
Share repurchases	—	19.0	39.4	20.3	19.5
Year-end balance sheet data:
Total assets	$116.6	$132.0	$155.0	$163.1	$212.7
Total debt(6)	82.6	119.2	132.8	134.0	191.4

(1)  Factors that impact the comparability of revenues for the years presented include:

(a)	The effects of restaurant openings, closings, unit conversions, franchisee sales and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

(b)	On January 26, 2009, the Company completed the re-franchising of 3 company-operated restaurants in its Nashville, Tennessee market resulting in a decrease in 2009 revenues of $3.1 million (net of franchise royalties earned) as compared to 2008.

(c)	On June 8, 2009, the Company completed the re-franchising of 13 company-operated restaurants in its Atlanta, Georgia market resulting in a decrease in 2009 revenues of $6.8 million (net of franchise royalties earned) as compared to 2008.

(d)	On September 8, 2008, the Company completed the re-franchising and sale of 11 company-operated restaurants in its Atlanta, Georgia market resulting in a decrease in 2008 revenues of approximately $4.0 million (net of franchise royalties earned) as compared to 2007; and a decrease in 2009 revenue of $9.2 million (net of franchise royalties earned) compared to 2008.

(e)	During the third quarter of 2005, the company-operated restaurants in the City of New Orleans were adversely affected by Hurricane Katrina. The timing of restaurant closures and re-openings resulted in: a decrease in company-operated restaurant sales of approximately $9.9 million in 2006 as compared to 2005; and an increase in company-operated restaurant sales of approximately $13.1 million in 2007 as compared to 2006.

(f)	The Company’s fiscal year ends on the last Sunday in December. The 2006 fiscal year consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks each. The 53rd week in 2006 increased sales by company-operated restaurants by approximately $1.2 million and increased franchise revenues by approximately $1.3 million.

(g)	On May 1, 2006, the Company completed an acquisition of 13 franchised restaurants from a Popeyes franchisee in the Memphis and Nashville, Tennessee markets. The results of operations of the acquired restaurants are included in the consolidated financial statements since that date. The acquired units increased 2006 revenues by approximately $10.0 million (net of lost franchise revenues attributable to these restaurants) and increased 2007 revenues by approximately $5.3 million as compared to 2006 (net of lost franchise revenues attributable to these restaurants).

(h)	The consolidated financial results include the accounts of the Company and the accounts of any franchisee entity deemed a variable interest entity (“VIE”) where we are the primary beneficiary. During 2006 and 2005, the consolidation of a VIE increased sales by company-operated restaurants by approximately $1.2 million and $2.7 million, respectively.

(2)	Franchise revenues are principally composed of royalty payments from franchisees that are determined based on franchise net restaurant sales and are generally 5% of franchise net restaurant sales. While franchise sales are not recorded as revenue by the Company, management believes they are important in understanding the Company’s financial performance because these sales are indicative of the Company’s health, given the Company’s strategic focus on growing its overall business through franchising. Total franchisee sales were $1.716 billion in 2009, $1.663 billion in 2008, $1.651 billion in 2007, $1.661 billion in 2006, and $1.552 billion in 2005. Fiscal year 2006 included a 53rd week which increased franchisee sales by approximately $27.9 million. All other fiscal years presented consisted of 52 weeks.

(3)	During 2005, general and administrative expenses included approximately $8.3 million relating to corporate restructuring charges as well as stay bonuses and severance costs paid to the Company’s former Chief Executive Officer, former Chief Financial Officer and former General Counsel.

(4)	Factors that impact the comparability of other expenses (income) for the years presented include:

(a)	During 2009 there were no significant expenses (income) associated with shareholder litigation. During 2008, 2007, 2006, and 2005, our expenses (income) associated with litigation related costs (proceeds) were approximately $(12.9) million, $(0.9) million, $(0.3) million, and $21.8 million, respectively. The substantially higher costs in 2005 relate to the settlement of certain shareholder litigation. The substantially higher income in 2008 relates to recoveries from claims against certain director and officers liability insurance policies.

(b)	During 2009 the Company sold ten real estate properties for a gain of approximately $3.6 million.

(c)	During 2009, 2008, 2007, 2006, and 2005, impairments and disposals of fixed assets were approximately $0.6 million, $9.5 million, $1.9 million, $0.1 million, and $5.8 million, respectively. Of the 2008 impairments, $9.2 million was associated with the re-franchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee. Of the 2005 impairments, $4.1 million was due to the adverse effects of Hurricane Katrina, $0.6 million of which were subsequently reversed due to adjustments to damage estimates in 2006.

(d)	During 2006 and 2005, our expenses (income), net associated with hurricane related costs (other than impairments of long-lived assets) associated with Hurricane Katrina were approximately $0.7 million and $(2.5) million, respectively. During 2007, the Company also recognized approximately $4.8 million of income from insurance proceeds related to property damage and business interruption claims.

(5)	During 2009, we expensed $1.9 million as a component of Interest expense, net in connection with the third amendment and restatement of the 2005 Credit Facility. See Note 10 for a description of the amendment and restatement transaction.

(6)	Total debt includes the long-term and current portions of our debt facilities, capital lease obligations, outstanding lines of credit, and other borrowings.

Summary of System-Wide Data

The following table presents financial and operating data for the Popeyes restaurants we operate and those that we franchise. The data presented is unaudited. Data for franchised restaurants is derived from information provided by our franchisees. We present this data because it includes important operational measures relevant to the QSR industry.

	2009	2008	2007	2006	2005

Global system-wide sales increase(1)	1.8%	0.6%	0.3%	7.0%	4.8%
Total domestic same-store sales increase (decrease)	0.6%	(2.2)%	(2.3)%	1.6%	3.3%
International same-store sales increase (decrease)	1.9%	4.1%	1.1%	(3.2)%	(4.2)%
Total global same-store sales increase (decrease)(2)	0.7%	(1.7)%	(2.0)%	1.1%	2.6%
Company-operated restaurants (all domestic)
Restaurants at beginning of year	55	65	56	32	56
New restaurant openings	0	1	5	3	1
Restaurant conversions, net(3)	(16)	(11)	1	12	2
Permanent closings	(2)	(3)	(3)	(3)	(7)
Temporary (closings)/re-openings, net(4)	0	3	6	12	(20)

Restaurants at end of year	37	55	65	56	32

Franchised restaurants (domestic and international)
Restaurants at beginning of year	1,867	1,840	1,822	1,796	1,769
New restaurant openings	95	139	119	139	122
Restaurant conversions, net(3)	16	11	(1)	(12)	(2)
Permanent closings	(79)	(117)	(106)	(93)	(95)
Temporary (closings)/re-openings, net(4)	7	(6)	6	(8)	2

Restaurants at end of year	1,906	1,867	1,840	1,822	1,796

Total system restaurants	1,943	1,922	1,905	1,878	1,828

New franchised restaurant openings
Domestic	39	72	77	97	71
International	56	67	42	42	51

Total new franchised restaurant openings	95	139	119	139	122

Franchised restaurants
Domestic	1,539	1,527	1,518	1,503	1,451
International	367	340	322	319	345

Restaurants at end of year	1,906	1,867	1,840	1,822	1,796

(1)	Fiscal year 2006 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks each. The 53rd week in 2006 contributed approximately 1.8% to global system-wide sales growth. Excluding the impact of the 53rd week in 2006, global system-wide sales growth in 2007 was approximately 2.1%.

(2)	New restaurants are included in the computation of same-store sales after they have been open 15 months. Unit conversions are included immediately upon conversion.

(3)	Unit conversions include the sale or purchase of company-operated restaurants to/from a franchisee.

(4)	Temporary closings are presented net of re-openings. Most temporary closings arise due to the re-imaging or the rebuilding of older restaurants. In 2005, there were significant temporary closings related to Hurricane Katrina.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Nature of Business

AFC develops, operates, and franchises quick-service restaurants under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”) in 44 states, the District of Columbia, Puerto Rico, Guam, and 27 foreign countries. Popeyes has two reportable business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 21 to our Consolidated Financial Statements.

Management Overview of 2009 Results:

Our fiscal year 2009 results and highlights include the following:

•	Reported net income was $18.8 million, or $0.74 per diluted share, compared to $19.4 million, or $0.76 per diluted share, last year. Adjusted earnings per diluted share were $0.74 in 2009, compared to $0.65 in 2008, an increase of 14 percent. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. Please see “Non-GAAP Financial Measures” in this Item 7 for a definition of adjusted earnings per diluted share and a reconciliation to the most comparable GAAP measure.

•	Total system-wide sales increased 1.8 percent compared to a 0.6 percent increase last year.

•	Global same-store sales increased 0.7 percent compared to a 1.7 percent decrease last year. Total domestic same-store sales increased 0.6 percent, compared to a 2.2 percent decrease last year, outpacing both the QSR and chicken QSR categories. International same-store sales increased 1.9 percent, compared to a 4.1 percent increase last year, the third consecutive year of positive same-store sales.

•	The Popeyes system opened 95 restaurants globally and entered two new countries, Malaysia and Egypt. 81 restaurants were permanently closed, resulting in net openings of 14 restaurants, which exceeded our previous guidance of 0-10 net openings.

•	We successfully completed our re-franchising strategy with the sale of our 27 company-operated restaurants in Atlanta and Nashville. The year over year impact of re-franchising was favorable to operating profit by approximately $1.7 million, including franchise fees and royalties, general and administrative savings, and lower depreciation and amortization.

•	Outstanding debt was reduced by $36.6 million to $82.6 million.

•	On August 14, 2009, we entered into a third amendment and restatement to the 2005 Credit Facility to, among other things, extend the maturity dates of our revolving credit facility and term loan by two years to May 2012 and May 2013, respectively. For a discussion of the terms see “Long Term Debt” within this Item 7.

2009 Same-Store Sales

During 2009, total domestic same-store sales increased 0.6% resulting from the Company’s strategy of advertising more compelling price points and using more efficient media. In 2009, we promoted our famous Bonafide® bone-in chicken and seafood offerings at compelling price points for both the single and family-user. These promotions, supported by national media advertising, delivered positive guest counts. According to independent data, Popeyes’ domestic same-store sales outpaced both the QSR and chicken QSR categories. We remain focused on increasing traffic by offering distinctive Louisiana food, compelling value, and an improved guest experience. For additional information on our business strategies, see the discussion under the heading “Our Business Strategy” in Item 1 to this Annual Report on Form 10-K.

Within our international operations, same-store sales increased by 1.9% during fiscal 2009 due primarily to strong sales in Korea, Canada, Turkey and overseas U.S. military bases, partially offset by negative performance in Latin America and the Middle East. Similar to the U.S., we are working with our international franchisees to implement distinctive new products and core menu value promotions to drive traffic gains in the restaurants.

As it concerns our expected same-store sales results for 2010, see the discussion under the heading “Operating and Financial Outlook for 2010” later in this Item 7.

2009 Unit Growth

During 2009, our global restaurant system grew by 21 net restaurants. In 2009, we opened 95 new franchised restaurants, offset by 79 permanent closures of franchised restaurants and 2 permanent closures of company-operated restaurants. In addition, our year-end restaurant count for 2009 includes 7 net re-opened restaurants.

As it concerns our expected openings and closings for 2010, see the discussion under the heading “Operating and Financial Outlook for 2010” later in this Item 7.

Factors Affecting Comparability of Consolidated Results of Operations: 2009, 2008, and 2007

For 2009, 2008, and 2007, the following items and events affect comparability of reported operating results:

•	During 2009 we re-franchised 13 company-operated restaurants in Atlanta, Georgia, and during 2008 we re-franchised 11 company-operated restaurants in Atlanta, Georgia. In 2009 we also re-franchised 3 company-operated restaurants in Nashville, Tennessee. The re-franchising resulted in a decrease in 2009 revenues of $19.1 million (net of franchise royalties earned) as compared to 2008 and a decrease in 2008 revenues of $4.0 million (net of franchise royalties earned) as compared to 2007.

•	During 2009 we sold 10 real estate properties for a gain of approximately $3.6 million.

•	During 2008 and 2007, our income associated with litigation related proceeds was $12.9 million and $0.9 million, respectively.

•	During 2009, 2008 and 2007, impairments and disposals of fixed assets were $0.6 million, $9.5 million and $1.9 million, respectively.

•	During 2007, we recognized approximately $4.8 million of income from insurance proceeds related to property damage and business interruption claims associated with Hurricane Katrina.

Comparisons of Fiscal Years 2009 and 2008

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $57.4 million in 2009, a $20.9 million decrease from 2008. The decrease was due to:

The successful re-franchising and sales of 11 company-operated restaurants in the Atlanta, Georgia market in the third quarter of 2008, 3 company-operated restaurants in the Nashville, Tennessee market in the first quarter of 2009, and 13 company-operated restaurants in the Atlanta, Georgia market in the second quarter of 2009.

The operating profit impact of re-franchising the company-operated restaurants was favorable during 2009 when compared to 2008 by approximately $1.7 million.

Franchise Revenues

Franchise revenues have three basic components: (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new restaurant openings; and (3) development fees associated with the opening of new franchised restaurants in a given market. Royalty revenues are the largest component constituting more than 90% of franchise revenues.

Franchise revenues were $86.0 million in 2009, a $1.4 million increase from 2008. The increase was primarily due to a net $2.8 million increase in royalties, primarily from new franchised restaurants and an increase in franchise same-store sales during 2009, partially offset by a $1.4 million reduction in franchise fees.

Rent and Other Revenues

Rent and other revenues are primarily composed of rental income associated with properties leased or subleased to franchisees and is recognized on the straight-line basis over the lease term. Rent and other revenues were $4.6 million in 2009, a $0.7 million increase from 2008, due primarily to an increase in the number of leased or subleased properties as a result of the re-franchising and sale of company-operated restaurants in the Atlanta, Georgia and Nashville, Tennessee markets.

Restaurant Employee, Occupancy and Other Expenses

Restaurant employee, occupancy and other expenses were $29.5 million in 2009, an $11.9 million decrease from 2008. This decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Restaurant employee, occupancy and other expenses were approximately 51% and 53% of sales from company-operated restaurants in 2009 and 2008, respectively. This 2% improvement was primarily attributable to lower business insurance expense, utility costs, other net operating costs, and the re-franchising of company-operated restaurants.

Restaurant Food, Beverages and Packaging

Restaurant food, beverages and packaging expenses were $18.9 million in 2009, an $8.2 million decrease from 2008. This decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Restaurant food, beverages and packaging expenses were approximately 33% and 35% of sales from company-operated restaurants in 2009 and 2008, respectively. This 2% improvement was primarily attributable to lower commodity costs and the re-franchising of company-operated restaurants.

Rent and Other Occupancy Expenses

Rent and other occupancy expenses were $2.6 million in 2009, a $0.2 million increase from 2008.

General and Administrative Expenses

General and administrative expenses were $56.0 million in 2009, a $2.1 million increase from 2008. The increase was primarily due to:

•	a $2.0 million increase in bad debt expense,

•	a $0.8 million increase in personnel expense, primarily related to employee incentive accruals, and

•	a $0.4 million increase due to $1.4 million net of national media advertising expenses, partially offset by non-recurring marketing expenses incurred during 2008,

partially offset by:

•	a $0.8 million decrease in business conference and travel expenses, and

•	a $0.3 million decrease in professional fees and other net general and administrative costs.

General and administrative expenses were approximately 3.2% and 3.1% of system-wide sales in 2009 and 2008, respectively.

Depreciation and Amortization

Depreciation and amortization was $4.4 million in 2009, a $1.9 million decrease from 2008. The decrease was principally due to certain fully depreciated information technology assets in 2009 and the reclassification and subsequent sale of certain company-operated assets in our Atlanta, Georgia and Nashville, Tennessee markets as “Assets held for sale” in 2008, resulting in the discontinuation of depreciation on these assets.

Other Expenses (Income), Net

Other expenses (income), net was $2.1 million of income in 2009 as compared to $4.6 million of income in 2008.

The income in 2009 primarily resulted from $3.6 million in gain on the sale of real estate properties partially offset by a $0.4 million loss on insurance recoveries related to asset damages, a $0.2 million impairment of a company-operated restaurant in Memphis, Tennessee and $0.9 million in other net expenses associated with the closure and disposal of company-operated restaurants and assets.

The income in 2008 resulted primarily from $12.9 million in recoveries from directors and officers insurance claims, $0.9 million in gain on the sale of assets and $0.5 million in insurance recoveries related to property damages, partially offset by $9.5 million in impairments and disposals of fixed assets, including $0.6 million in goodwill impairment and $2.4 million in impairment of re-acquired franchise rights.

See Note 17 to our Consolidated Financial Statements for a description of Other expenses (income), net for 2009 and 2008.

Operating Profit

On a consolidated basis, operating profit was $38.7 million in 2009, a $1.6 million decrease when compared to 2008. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

Operating profit for each reportable segment includes operating results directly allocable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants.

				As a
(Dollars in millions)	2009	2008	Fluctuation	Percent

Franchise operations	$36.8	$38.9	$(2.1)	(5.4)%
Company-operated restaurants	4.2	3.1	1.1	35.5%

Operating profit before unallocated expenses	41.0	42.0	(1.0)	(2.4)%
Less unallocated expenses:
Depreciation and amortization	4.4	6.3	1.9	30.2%
Other expenses (income), net	(2.1)	(4.6)	(2.5)	(54.3)%

Total	$38.7	$40.3	$(1.6)	(4.0)%

The $2.1 million decrease in operating profit associated with our franchise operations was principally due to lower franchise fees and an increase in general and administrative expenses as discussed above, partially offset by higher royalty revenues from new franchised restaurants and an increase in franchise same-store sales during 2009.

The $1.1 increase in operating profit associated with our company-operated restaurants was principally due to higher restaurant operating profit margins as discussed above and lower general and administrative support costs, partially offset by the impact of refranchising restaurants in the Atlanta, Georgia and Nashville, Tennessee markets.

Fluctuations in Depreciation and amortization and Other expenses (income), net are discussed above.

Interest Expense, Net

Interest expense, net was $8.4 million in 2009, a $0.3 million increase from 2008. The increase results primarily from the $1.9 million expensed in connection with the third amendment and restatement of the 2005

Credit Facility, partially offset by lower average debt balances as compared to 2008. A schedule of the components of interest expense, net can be found at Note 18 to our Consolidated Financial Statements.

Income Tax Expense

In 2009, we had an income tax expense of $11.5 million compared to $12.8 million in 2008. Our effective tax rate for 2009 was 38.0% compared to 39.8% for 2008 (see a reconciliation of these effective rates in Note 19 to our Consolidated Financial Statements). The effective tax rate for 2009 was unfavorably impacted by 0.4% associated with limitations on deductibility of executive compensation. The effective tax rate for 2008 was unfavorably impacted by 0.7% associated with the impairment of non-deductible goodwill. Other differences between the effective tax rate and the statutory tax rate are principally attributable to estimated tax reserves, other permanent differences and inter-period allocations.

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

Franchise Revenues

Franchise revenues were $84.6 million in 2008, a $1.8 million increase from 2007. The increase in revenue was primarily due to a net $3.1 million increase in royalties and fees, primarily from new franchised restaurants and termination fees realized during 2008, partially offset by a 2.1% decrease in domestic franchise same-store sales.

Rent and Other Revenues

Rent and other revenues were $3.9 million in 2008, a $0.6 million decrease from 2007, primarily as a result of a reduction in the number of leased or subleased properties.

Restaurant Employee, Occupancy and Other Expenses

Restaurant employee, occupancy and other expenses were $41.4 million in 2008, a $0.7 million increase from 2007. Restaurant employee, occupancy and other expenses were approximately 53% and 51% of sales from company-operated restaurants in 2008 and 2007, respectively. The 2% increase as a percent of sales resulted primarily from (1) a 1% increase in restaurant management personnel costs due primarily to manager positions which were unfilled during 2007; (2) a 0.5% increase in utilities costs; and (3) a 0.5% increase in insurance costs and other net operating expenses.

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

Rent and Other Occupancy Expenses

Rent and other occupancy expenses were $2.4 million in 2008, a $0.1 million increase from 2007.

General and Administrative Expenses

General and administrative expenses were $53.9 million in 2008, a $6.7 million increase from 2007. The increase was primarily due to:

•	a $2.4 million increase due to marketing and menu initiatives including national media advertising, new menu board development, product research and other marketing related costs,

•	a $1.5 million increase in international expenses including salary and personnel related costs, travel and other net general and administrative costs,

•	a $1.0 million increase due to higher domestic salary, employee relocation and other personnel related costs,

•	a $0.8 million increase in stock-based compensation expense, and

•	a $1.0 million increase in travel, business conference expenses and other net general and administrative costs.

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

The income in 2008 resulted primarily from $12.9 million in recoveries from directors and officers insurance claims, $0.9 million in gain on the sale of assets and $0.5 million in insurance recoveries related to property damages, partially offset by $9.5 million in impairments and disposals of fixed assets, including $0.6 million in goodwill impairment and $2.4 million in impairment of re-acquired franchise rights.

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

				As a
(Dollars in millions)	2008	2007	Fluctuation	Percent

Franchise operations	$38.9	$45.1	$(6.2)	(13.7)%
Company-operated restaurants	3.1	4.7	(1.6)	(34.0)%

Operating profit before unallocated expenses	42.0	49.8	(7.8)	(15.7)%
Less unallocated expenses:
Depreciation and amortization	6.3	6.9	0.6	8.7%
Other expenses (income), net	(4.6)	(2.7)	1.9	70.4%

Total	$40.3	$45.6	$(5.3)	(11.6)%

The $6.2 million decrease in operating profit associated with our franchise operations was principally due to higher costs for domestic franchise operations support and field training, salary and other personnel related costs; marketing and menu initiatives including national media advertising, new menu board development, product research and other marketing related activities; stock-based compensation expense; and an increase in travel, business conference expenses and other net general and administrative costs partially offset by higher net operating profit from international franchising activities and gains on the sale of real estate assets.

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

Income Tax Expense

In 2008, we had an income tax expense of $12.8 million compared to $13.8 million in 2007. Our effective tax rate for 2008 was 39.8% compared to 37.4% for 2007 (see a reconciliation of these effective rates in Note 19 to our Consolidated Financial Statements). The prior year’s effective tax rate benefited from the reversal of tax reserves due to the expiration of the statute of limitation. Had the statute not expired during the prior year, the effective tax rate for fiscal 2007 would have been 38.5%. The effective tax rate for 2008 was unfavorably impacted by 0.7% associated with the impairment of non-deductible goodwill. Other differences between the effective tax rate and the statutory tax rate are principally attributable to estimated tax reserves, other permanent differences and inter-period allocations.

Liquidity and Capital Resources

We finance our business activities primarily with:

•	Cash flows generated from our operating activities, and

•	Borrowings under our 2005 Credit Facility, as amended and restated.

Based primarily upon our generation of cash flows from operations, coupled with our existing cash reserves (approximately $4.1 million available as of December 27, 2009), and available borrowings under our 2005 Credit Facility, as amended and restated (approximately $46.7 million available as of December 27, 2009), we believe that we will have adequate cash flow (primarily from operating cash flows) to meet our anticipated future requirements for working capital, various contractual obligations and expected capital expenditures for 2010.

On August 14, 2009, the Company entered into the third amendment and restatement to the 2005 Credit Facility. The terms of the third amendment and restatement gave the Company more flexibility regarding cash usage and delayed the timing of more restrictive total leverage ratio covenant requirements.

Key term changes in the amended and restated facility include the following:

•	The term loan and revolving credit facility maturity dates were extended by two years to May 2013 and May 2012, respectively.

•	The Company must maintain a Total Leverage Ratio of 3.00 to 1 or less through the end of the first quarter of 2012 and 2.75 to 1 or less thereafter.

See Note 10 for a discussion of the debt amendment and restatement transaction.

Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $23.2 million and $29.7 million for 2009 and 2008, respectively. The decrease in cash provided by operating activities was primarily attributable to: (1) litigation related proceeds received in 2008 (see Note 17 to our Consolidated Financial Statements) and (2) increases in general and administrative expenses; partially offset by (3) higher franchise revenues; (4) lower income tax payments; and (5) timing of interest payments. See our Company’s Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

During 2009, the Company received a payment of $10.2 million under the terms of a receivable which was recorded as a component of “Other long-term assets, net” in the Consolidated balance sheet as of December 28, 2008. During 2009, the Company realized $7.1 million in combined cash proceeds from the re-franchising of 13 company-operated restaurants in the Atlanta, Georgia market and the sale of nine properties. These proceeds were used to make debt prepayments during 2009.

Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:

•	reinvestment in core business activities that promote the Company’s strategic initiatives,

•	reduction of long-term debt, and

•	repurchase of shares of our common stock (subject to the restrictions under our 2005 Credit Facility, as amended and restated).

Our investment in core business activities includes our obligation to maintain our company-operated restaurants, and provide marketing plans and operations support to our franchise system.

Information regarding capital spending is discussed under the heading entitled Capital Expenditures within this Item 7.

Under the terms of the Company’s 2005 Credit Facility, as amended and restated, at the end of each fiscal year the Company is subject to mandatory prepayments on term loan borrowings of Consolidated Excess Cash Flow, as defined in the 2005 Credit Facility, as amended and restated, less the amount of (1) any voluntary prepayments and (2) the amount by which revolving loan commitments are permanently reduced in connection with repayments and mandatory prepayments of the revolving loans under the 2005 Credit Facility, as amended and restated, when the Company’s Total Leverage Ratio equals or exceeds the amounts set forth below:

Total Leverage Ratio	Prepayment

> 2.00 to 1.0	50% of the Consolidated Excess Cash Flow
≤ 2.00 to 1.0	25% of the Consolidated Excess Cash Flow

Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries. For fiscal 2009, the Company is subject to a mandatory prepayment of approximately $0.3 million (25% of Consolidated Excess Cash Flow), which is recorded as a component of Current debt maturities in the Consolidated Balance Sheet as of December 27, 2009.

Pursuant to the 2005 Credit Facility, as amended and restated, the Company is subject to a Total Leverage Ratio requirement of ≤3.00 to 1.0 at December 27, 2009, ≤ 3.00 to 1.0 through the first fiscal quarter of 2012 and ≤ 2.75 to 1.0 thereafter. As of December 27, 2009, the Company’s Total Leverage Ratio was 1.95 to 1.0. In 2010, the Company intends to apply cash realized from operations to make voluntary debt prepayments or repurchase shares of our common stock, subject to the restrictions in the Credit Facility, as amended and restated.

Future debt maturities under the 2005 Credit Facility, as amended and restated, include four designated quarterly payments of approximately one fourth of the outstanding principal, beginning in the 3rd quarter of 2012. See the Contractual Obligations table within this Item 7. The Company intends to refinance the 2005 Credit Facility, as amended and restated, in advance of these maturities at a cost and interest rate that reflect market conditions.

During fiscal 2009, we paid principal on term loan borrowings under our 2005 Credit Facility, as amended and restated, in the amount of $35.9 million, including a $2.8 million mandatory prepayment of Consolidated Excess Cash Flow on behalf of fiscal 2008. The Company also paid $0.5 million under the revolving credit facility. As of December 27, 2009, the Company had no outstanding borrowings under the revolving credit facility.

The Company did not repurchase any shares of our common stock during 2009. The remaining value of shares that may be repurchased under the Company’s share repurchase program was $38.9 million. Pursuant to the terms of the Company’s 2005 Credit Facility, as amended and restated, the Company is subject to a repurchase limit of approximately $47.3 million for the remainder of fiscal 2010. The Company is permitted to resume its common stock repurchase program once the Total Leverage Ratio is less than 1.75 to 1. As of December 27, 2009, the Company’s Total Leverage Ratio was 1.95 to 1.

Operating and Financial Outlook for 2010

We project global same-store sales to be in the range of negative 1.0 to positive 2.0 percent for 2010, given the continuing challenges of the global economic environment and increased competition on value within the restaurant industry.

With our stronger new opening pipeline, Popeyes projects our global new openings to be in the range of 110-130 restaurants in 2010. Similar to the past few years, we will continue to close underperforming restaurants and enforce higher operating standards throughout the system. As a result, we project system-wide unit closings to be approximately 100 restaurants, yielding 10-30 net restaurant openings in 2010. Popeyes restaurant closures typically have sales significantly lower than the system average.

We expect our fiscal 2010 general and administrative expense rate to be consistent with last year’s rate of 3.1-3.2 percent of system-wide sales, among the lowest in the restaurant industry. During 2010, we will continue to tightly manage general and administrative expenses and invest in our international business and core initiatives of our strategic plan, including new product innovation to drive traffic, operational tools and training to improve speed of service, and productivity initiatives to strengthen restaurant profitability. We believe these strategic investments are essential and beneficial for the long-term growth of the brand.

We expect 2010 diluted earnings per share to be in the range of $0.73-$0.77, compared to $0.74 last year.

Long-Term Guidance

Over the course of the next five years, we believe execution of our Strategic Plan will deliver on an average annualized basis the following results: same-store sales growth of 1 to 3 percent; net new unit growth of 4 to 6 percent; and earnings per diluted share growth of 13 to 15 percent.

Contractual Obligations

The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 27, 2009:

						There-
(In millions)	2010	2011	2012	2013	2014	after	Total

Long-term debt, excluding capital leases(1)	$1.3	$1.0	$19.7	$57.1	$0.3	$1.6	$81.0
Interest on long-term debt, excluding capital leases(1)	5.7	5.6	5.5	2.1	0.2	0.5	19.6
Leases(2)	6.0	6.0	4.8	4.5	4.3	55.5	81.1
Copeland formula agreement(3)	3.1	3.1	3.1	3.1	3.1	43.1	58.6
King Features agreements(3)	0.5	—	—	—	—	—	0.5
Information technology outsourcing(3)	1.3	1.4	1.4	—	—	—	4.1
Business process services(3)	1.0	0.3	—	—	—	—	1.3

Total(4)	$18.9	$17.4	$34.5	$66.8	$7.9	$100.7	$246.2

(1)	For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 27, 2009. See Note 10 to our Consolidated Financial Statements for information concerning the terms of our 2005 Credit Facility, as amended and restated, and the 2005 interest rate swap agreements.

(2)	Of the $81.1 million of minimum lease payments, $76.7 million of those payments relate to operating leases and the remaining $4.4 million of payments relate to capital leases. See Note 11 to our Consolidated Financial Statements.

(3)	See Note 16 to our Consolidated Financial Statements.

(4)	We have not included in the contractual obligations table approximately $4.9 million for unrecognized tax benefits for various tax positions we have taken. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the amount or period of cash settlement, if any, with the respective taxing authorities. These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Share Repurchase Program

As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s board of directors has approved a share repurchase program of up to $215.0 million. The program, which is open-ended, allows the Company to repurchase shares of its common stock from time to time. During 2008 and 2007 the Company repurchased and retired 2,120,401 shares and 2,496,030 shares of common stock for $19.0 million and $39.4 million, respectively, under this program. There were no share repurchases under the program in 2009.

The remaining value of shares that may be repurchased under the program is $38.9 million. Pursuant to the terms of the Company’s 2005 Credit Facility, as amended and restated, the Company is subject to a repurchase limit of approximately $47.3 million for the remainder of fiscal 2010. The Company may resume its common stock repurchase program once the Total Leverage Ratio is less than 1.75 to 1.

Capital Expenditures

Our capital expenditures consist of re-imaging activities associated with company-operated restaurants, new restaurant construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, investments in information technology, accounting systems and improvements at our corporate offices. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per restaurant basis typically cost between $70,000 and $160,000. Capital expenditures associated with new restaurant construction and rebuilding activities typically cost, on a per restaurant basis, between $0.7 million and $1.0 million.

During 2009, we invested approximately $1.4 million in various capital projects, comprised of $0.3 million for information technology hardware and software including new restaurant site modeling software, and $1.1 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities.

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

As to capital expenditures during 2010 (which we expect to be primarily for equipment replacements and upgrades, and information technology system upgrades), we expect such costs to range from $3.0 million to $4.0 million and to be funded from operating cash flows. These expenditures are discretionary in nature and would likely have minimal impact on the business if not made.

Off-Balance Sheet Arrangements

The Company has no significant Off-Balance Sheet Arrangements.

Long Term Debt

2005 Credit Facility.  On May 11, 2005, and as amended and restated on April 14, 2006, April 27, 2007 and August 14, 2009, the Company entered into a bank credit facility (the “2005 Credit Facility”) with a group of lenders, which consisted of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan.

On August 14, 2009, the Company entered into the third amendment and restatement to the 2005 Credit Facility. Key terms of the amended and restated facility include the following:

•	The term loan and revolving credit facility maturity dates were extended by two years to May 2013 and May 2012, respectively.

•	The revolving credit facility commitment was reduced from $60.0 million to $48.0 million.

•	The applicable interest rate for the term loan and revolving credit facility was set at LIBOR plus 4.50%, with a minimum LIBOR of 2.50%.

•	The Company must maintain a Total Leverage Ratio of 3.00 to 1 or less through the end of first quarter of 2012 and 2.75 to 1 or less thereafter.

•	The Company must prepay (i) 50% of Consolidated Excess Cash Flow (as defined in the 2005 Credit Facility) for such fiscal year if the Total Leverage Ratio is greater than 2.00 to 1 on the last day of such fiscal year or (ii) 25% of Consolidated Excess Cash Flow for such year if the Total Leverage Ratio is equal to or less than 2.00 to 1.

•	The Company is permitted to resume its common stock repurchase program once the Total Leverage Ratio is less than 1.75 to 1. As of December 27, 2009, the Company’s Total Leverage Ratio was 1.95 to 1.

•	To reduce interest rate risk, derivative instruments are required to be maintained on no less than 30% of the outstanding debt (see discussion below under the heading “Interest Rate Swap Agreements”).

In connection with the third amendment, the Company expensed $1.9 million, which is reported as a component of “Interest expense, net.” Additionally, the Company capitalized approximately $1.8 million of fees related to the new amendment as debt issuance costs which will be amortized over the remaining life of the facility utilizing the effective interest method.

The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the revolving credit facility may fluctuate because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants of the 2005 Credit Facility. The Company also pays a quarterly commitment fee of 0.625% on the unused portions of the revolving credit facility.

As of December 27, 2009, the Company had no loans outstanding under its revolving credit facility. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of December 27, 2009, the Company had $1.3 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $46.7 million.

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

In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. Whenever any prepayment is made, subsequent scheduled payments of principal are ratably reduced. The Company was subject to a mandatory prepayment of approximately $0.3 million and $2.8 million for fiscal year 2009 and 2008, respectively, which is recorded as a component of “Current debt maturities” in the Consolidated Balance Sheets.

As of December 27, 2009, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility, as amended and restated. As of December 27, 2009 and December 28, 2008, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 7.2% and 5.8%, respectively.

Interest Rate Swap Agreements.  In accordance with the 2005 Credit Facility, as amended and restated, the Company uses interest rate swaps to fix the interest rate exposure on a portion of its outstanding term loan. As interest rate swaps are terminated, the effective portion of the termination loss is amortized as interest expense over the unexpired term of the swap.

As required by the third amendment and restatement to the 2005 Credit Facility, on September 10, 2009, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 7.40%. The term of the swap agreements expires August 31, 2011.

Net interest expense associated with these agreements was $1.3 million in 2009. Net interest income associated with these agreements was zero and $1.5 million for 2008, and 2007, respectively. The agreements are accounted for as an effective cash flow hedge. The changes in fair value are recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheets. At December 27, 2009 and December 28, 2008, the fair value of the agreement was a liability to the Company of approximately $0.1 million and $0.5 million, respectively, which was recorded as a component of “Deferred credits and other long-term liabilities.”

Impact of Inflation

Inflation of the costs of food, labor, fuel and energy impact our operating expenses. However, we are able to effectively manage inflationary cost increases due to rapid inventory turnover.

Tax Matters

We are continuously involved in U.S., state and local tax audits for income, franchise, property and sales and use taxes. In general, the statute of limitations remains open with respect to tax returns that were filed for each tax year after 2005. However, upon notice of a pending tax audit, we often agree to extend the statute of limitations to allow for complete and accurate tax audits to be performed. The U.S. federal tax years 2004 through 2008 are open to audit, with tax years 2004 and 2005 currently under examination. In general, the state tax years open to audit range from 2004 through 2008.

Market Risk

We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Commodity Market Risk.  We are exposed to market risk from changes in poultry and other commodity prices. Fresh chicken is the principal raw material for our Popeyes operations, constituting more than 40% of our combined “Restaurant food, beverages and packaging” costs. These costs are significantly affected by fluctuations in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability, and greater international demand for domestic chicken products. We are affected by fluctuations in the cost of other commodities including shortening, wheat, gas and utility prices. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for first half of 2010 for certain commodities including corn and soy, which impact the price of poultry and other food cost.

Foreign Currency Exchange Rate Risk.  We are exposed to foreign currency exchange risk from the potential changes in foreign currency rates that directly impact our royalty revenues and cash flows from our international franchise operations. In 2009, franchise revenues from these operations represented approximately 10.9% of our total franchise revenues. For each of 2009, 2008, and 2007, foreign-sourced revenues represented approximately 6.3%, 5.7%, and 4.5%, of our total revenues, respectively. All other things being equal, for the fiscal year ended December 27, 2009, operating profit would have decreased by approximately $0.4 million if all foreign currencies had uniformly weakened 10% relative to the U.S. Dollar.

As of December 27, 2009, approximately $1.1 million of our accounts receivable were denominated in foreign currencies. During 2009 the net loss from the exchange rate was insignificant. Our international franchised operations are in 27 foreign countries with approximately 30% or our revenues from international royalties originating from restaurants in Korea and Canada.

Interest Rate Risk.  Our net exposure to interest rate risk consists of our borrowings under our 2005 Credit Facility, as amended and restated. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating interest rates. As of December 27, 2009, the balances outstanding under our 2005 Credit Facility, as amended and restated, totaled $78.3 million. There would be no impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2005 Credit Facility, as amended and restated, since we have an interest rate floor that is more than 2.0% above the applicable LIBOR base rate.

However the impact of a hypothetical one-point interest rate change on the outstanding balances under our 2005 Credit Facility, as amended and restated, above the interest rate floor would be approximately $0.5 million, taking into consideration our interest rate swap agreements.

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

Impairment of Long-Lived Assets.  We evaluate property and equipment for impairment during the fourth quarter of each year or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated restaurants, we perform our annual impairment evaluation on an individual restaurant basis. We evaluate restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment. We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows for the expected remaining useful life of the unit, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the restaurant and actual results at comparable restaurants. The carrying values of restaurant assets that are not considered recoverable are written down to their estimated fair market value, which we generally measure by discounting estimated future cash flows.

Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. The discount rate used in the fair value calculations is our estimate of the required rate of return that a third party would expect to receive when purchasing a similar restaurant and the related long-lived assets. We believe the discount is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

Impairment of Goodwill and Trademarks.  We evaluate goodwill and trademarks for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. Our goodwill impairment evaluation includes a comparison of the fair value of our reporting units with their carrying value. Our reporting units are our business segments. Intangible assets, including goodwill, are allocated to each reporting unit. The estimated fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. We estimate the fair value of our reporting units using a discounted cash flow model or market price, if available. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in our current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows. If a reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company follows a similar analysis for the evaluation of trademarks, but that analysis is performed on a company-wide basis.

During the fourth quarter of fiscal year 2009, we performed our annual assessment of recoverability of goodwill and trademarks and determined that no impairment was indicated. Our Company-operated restaurants segment has goodwill of $2.2 million as of the end of 2009. The assumptions used in determining fair value for this reporting unit reflect our belief that the remaining goodwill of this business segment is not impaired. While our operating assumptions reflect what we believe are reasonable and achievable growth rates, failure to realize these growth rates could result in future impairment of the recorded goodwill. If we believe the risks inherent in the business increase, the resulting change in the discount rate could also result in future impairment of the recorded goodwill.

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

Leases.  When determining the lease term, we often include option periods for which failure to renew the lease imposes a penalty in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. We record rent expense for leases that contain scheduled rent increases on a straight-line basis over the lease term, including any option periods considered in the determination of that lease term. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense as they accrue.

Deferred Tax Assets and Tax Reserves.  We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We carried a valuation allowance on our deferred tax assets of $4.7 million and $4.0 million at December 27, 2009 and December 28, 2008, respectively, based on our view that it is more likely than not that we will not be able to take a tax benefit for certain state operating loss carryforwards which continue to expire.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) authoritative guidance which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Since adopting the guidance, we have evaluated unrecognized tax benefits, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures. At December 27, 2009, we had approximately $4.9 million of unrecognized tax benefits, $1.3 million of which, if recognized, would impact the effective tax rate. At December 27, 2009, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

See Note 19 to the Consolidated Financial Statements for a further discussion of our income taxes.

Stock-Based Employee Compensation.  At the beginning of fiscal year 2006, we adopted the fair value recognition provisions as required by the FASB authoritative guidance on stock compensation, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options, restricted stock awards and restricted share units. We used the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. The fair value of stock options with only service conditions are estimated using a Black-Scholes option-pricing model. The fair value of stock options with service and market conditions are valued utilizing a Monte Carlo simulation embedded in a lattice model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. Our option pricing models require various highly subjective and judgmental assumptions including risk-free interest rates, expected volatility of our stock price, expected forfeiture rates, expected dividend yield and expected term. If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Our specific weighted average assumptions used to estimate the fair value of stock-based employee compensation are documented in Note 14 to the Consolidated Financial Statements.

Derivative Financial Instruments  We use interest rate swap agreements to reduce our interest rate risk on our floating rate debt under the terms of the 2005 Credit Facility, as amended and restated. We recognize all derivatives on the balance sheet at fair value. At inception and on an on-going basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, changes in the fair value of the derivative are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

As a result of the use of derivative instruments, we are exposed to risk that the counterparties will fail to meet their contractual obligations. Recent adverse developments in the global financial and credit markets could negatively impact the creditworthiness of our counterparties and cause one or more of our counterparties to fail to perform as expected. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. To date, all counterparties have performed in accordance with their contractual obligations.

Recent Accounting Standards

In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with variable interest entities (VIEs) as defined in the Consolidation topic of the ASC. The objective is to improve the financial reporting of companies involved with VIEs. The amendments replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additionally, a company is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Prior to this statement, a company was only required to reassess the status when specific events occurred. The new standards are effective for the Company during the first quarter 2010. The adoption of this standard will have no impact on our financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are expected to have no material impact on our consolidated financial statements upon adoption.

Non-GAAP Financial Measures

Adjusted earnings per diluted share: Calculation and Definition

(dollars in millions)	2009	2008
Net income	$18.8	$19.4
Other income, net	$(2.1)	$(4.6)
Interest expense associated with credit facility amendment	$1.9	—
Tax effect	$0.1	$2.0
Adjusted net income	$18.7	$16.8
Adjusted earnings per diluted share	$0.74	$0.65
Weighted-average diluted shares outstanding	25.4	25.7

Adjusted earnings per diluted share: Calculation and Definition

We define adjusted earnings for the periods presented as our reported net income after adjusting for certain non-operating items consisting of (i) other income, net (which for 2009 includes $3.3 million on the sale of assets partially offset by a $0.4 million loss on insurance recoveries related to asset damages, a $0.2 million impairment related to restaurant closures and $0.6 million in related to impairments and disposals of fixed assets and for 2008 includes $12.9 million from recoveries from directors and officers insurance claims, $0.9 million in gain on the sale of assets and $0.5 million in insurance recoveries related to property damages, partially offset by $9.5 million of impairments of fixed assets and goodwill impairment and $0.2 million of other expenses), (ii) interest expenses associated with the amendment and restatement of our 2005 Credit Facility, and (iii) the tax effect of these adjustments. Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. Management uses adjusted earnings and adjusted earnings per diluted share, in addition to net income and earnings per share to assess its performance without the effect of certain non-operating items and believes it is important for investors to be able to evaluate the Company using the same measures used by management. Management believes these measures are an important indicator of the operational strength and performance of its business. Adjusted earnings and adjusted earnings per diluted share as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, adjusted earnings and adjusted earnings per diluted share: (a) do not represent net income or earnings per share as defined by GAAP and (b) should not be considered as an alternative to net income, earnings per share or other financial information.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this Annual Report on Form 10-K include discussions regarding the Company’s strategic plan, the Company’s plan to own and operate its current company-operated restaurants, projections and expectations regarding same-store sales for fiscal 2010 and beyond, the Company’s ability to improve restaurant level margins, guidance for restaurant openings and closures, and the Company’s anticipated 2010 performance, including projections regarding general and administrative expenses, net earnings per diluted share and similar statements of belief or expectations regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continuing disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2005 Credit Facility, as amended and restated, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our 2005 Credit Facility, as amended and restated, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of increased gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in Item 1A of this Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risk can be found in Item 7 of this report under the heading “Market Risk” and is hereby incorporated by reference into this Item 7A.

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

(b)	Our Evaluation of AFC’s Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of the end of our fiscal year 2009, as required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2009 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

(c)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a — 15(f) and 15d — 15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management believes that as of December 27, 2009, the Company’s internal control over financial reporting is effective.

Grant Thornton, LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an audit report on the operating effectiveness of the Company’s internal control over financial reporting. This report can be found in section (e) below.

(d)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(e)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Shareholders
AFC Enterprises, Inc.

We have audited AFC Enterprises Inc. (a Minnesota Corporation) and subsidiary’s internal control over financial reporting as of December 27 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AFC Enterprises, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on AFC Enterprises, Inc. and subsidiary’s internal control over financial reporting based on our audit.

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

In our opinion, AFC Enterprises, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AFC Enterprises, Inc. and subsidiary as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the three fiscal years in the period ended December 27, 2009 and our report dated March 10, 2010 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

Atlanta, Georgia
March 10, 2010

Item 9B.	OTHER INFORMATION

Amended and Restated Employment Agreement with Henry Hope, III

On March 9, 2010, we entered into an amended and restated employment agreement with Henry Hope, III that provides for the terms of Mr. Hope’s employment as Chief Financial Officer of the Company. The amended and restated employment agreement is substantially similar to the employment agreement that it replaces, except that the amended and restated employment agreement (i) provides for an annual base salary of $320,000, (ii) the target incentive pay for Mr. Hope was increased from $159,500 to $192,000 for the 2010 fiscal year of the Company and (iii) the termination without cause benefit payable to Mr. Hope upon a triggering event under the employment agreement was increased from one times Mr. Hope’s base salary plus one times Mr. Hope’s target incentive pay to 1.5 times Mr. Hope’s base salary plus 1.5 times Mr. Hope’s target incentive pay.

A copy of Mr. Hope’s employment agreement is filed as an exhibit to this annual report on Form 10-K.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 is included in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference. Biographical information on our executive officers is contained in Item 4A of this Annual Report on Form 10-K and is incorporated herein by reference.

We have adopted an Honor Code that applies to our directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Honor Code is available on our website at www.afce.com. Copies will be furnished upon request. You may mail your requests to the following address: Attn: Office of General Counsel, 5555 Glenridge Connector, NE, Suite 300, Atlanta GA, 30342. If we make any amendments to the Honor Code other than technical, administrative, or other non-substantive amendments, or grant any waivers from the Honor Code, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation required by this Item 11 is included in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 is included in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence required by this Item 13 is included in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Grant Thornton LLP. Information regarding principal accountant fees and services required by this Item 14 is included in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

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

(b)	Exhibits

Exhibit
Number		Description

3	.1(c)	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002.
3	.2(y)	Amended and Restated Bylaws of AFC Enterprises, Inc.
4	.1(o)	Form of registrant’s common stock certificate.
10	.1(e)	Form of Popeyes Development Agreement, as amended.
10	.2(e)	Form of Popeyes Franchise Agreement.
10	.3(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date.
10	.4(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10	.5(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10	.6(a)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc.
10	.7(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.
10	.8(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.
10	.9(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10	.10(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10	.11(n)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and AFC Enterprises, Inc.
10	.12(a)	1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*
10	.13(a)	1996 Nonqualified Performance Stock Option Plan — Executive of AFC, effective as of April 11, 1996.*
10	.14(a)	1996 Nonqualified Performance Stock Option Plan — General of AFC, effective as of April 11, 1996.*

Exhibit
Number		Description

10	.15(a)	1996 Nonqualified Stock Option Plan of AFC, effective as of April 11, 1996.*
10	.16(a)	Form of Nonqualified Stock Option Agreement — General between AFC and stock option participants.*
10	.17(a)	Form of Nonqualified Stock Option Agreement — Executive between AFC and certain key executives.*
10	.18(a)	1996 Employee Stock Bonus Plan — Executive of AFC effective as of April 11, 1996.*
10	.19(a)	1996 Employee Stock Bonus Plan — General of AFC effective as of April 11, 1996.*
10	.20(a)	Form of Stock Bonus Agreement — Executive between AFC and certain executive officers.*
10	.21(a)	Form of Stock Bonus Agreement — General between AFC and certain executive officers.*
10	.22(a)	Form of Secured Promissory Note issued by certain members of management.*
10	.23(a)	Form of Stock Pledge Agreement between AFC and certain members of management.*
10	.24(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997.
10	.25(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*
10	.26(a)	Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.*
10	.27(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*
10	.28(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*
10	.29(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*
10	.30(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*
10	.31(f)	Indemnification Agreement dated August 9, 2001 by and between AFC and R. William Ide, III.*
10	.32(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*
10	.33(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10	.34(g)	AFC Enterprises, Inc. Annual Executive Bonus Program.*
10	.36(p)	Indemnity Agreement dated October 14, 2004 by and between AFC Enterprises, Inc. and Supply Management Services, Inc.
10	.37(p)	Indemnity Agreement dated February 5, 2004 by and between AFC Enterprises, Inc., Cajun Operating Company and Supply Management Services, Inc.
10	.38(z)	Third Amended and Restated Credit Agreement dated as of August 14, 2009 among AFC Enterprises, Inc., the Lenders party thereto, JPMorgan Chase Bank, NA, JP Morgan Securities Inc. and Bank of America, N.A.
10	.39(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.
10	.40(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — General.*
10	.41(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.*
10	.42(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — Executive.*
10	.43(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10	.44(i)	Indemnification Agreement between AFC and Peter Starrett dated December 1, 2000.
10	.45(s)	Indemnification Agreement dated November 28, 2006 by and between AFC and John M. Cranor, III.*
10	.46(s)	Indemnification Agreement dated November 28, 2006 by and between AFC and Cheryl A. Bachelder.*
10	.47(t)	Popeyes Chicken and Biscuits 2006 Bonus Plan.*
10	.48(t)	Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and James W. Lyons.*
10	.49(t)	Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and Robert Calderin.*

Exhibit
Number		Description

10	.50(u)	Second Amendment to Second Amended and Restated Credit Agreement dated as of April 25, 2007.
10	.51(v)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (time-based vesting).*
10	.52(v)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (performance-based vesting).*
10	.53(w)	Employment Agreement dated as of October 9, 2007 between AFC Enterprises, Inc. and Cheryl A. Bachelder.*
10	.54(m)	Accelerated Stock Repurchase Agreement by and between AFC Enterprises, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch dated March 12, 2008.
10	.55(x)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Harold M. Cohen.*
10.56		Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Henry Hope, III.*
10	.57(bb)	Employment Agreement effective as of February 4, 2008 between the Company and Richard Lynch.*
10	.58(aa)	Employment Agreement effective as of April 20, 2009 between the Company and Ralph Bower.*
11	.1**	Statement regarding computation of per share earnings.
23.1		Consent of Grant Thornton LLP
31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 20 to our Consolidated Financial Statements in this Annual Report.

(a)	Filed as an exhibit to the Registration Statement of AFC on Form S-4/A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 8-K of AFC filed May 16, 2005 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 8-K of AFC filed April 16, 2003 and incorporated by reference herein.

(i)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended April 17, 2005, on May 27, 2005, and incorporated by reference herein.

(j)	Filed as an exhibit to the Form 8-K of AFC filed November 5, 2004 and incorporated herein by reference.

(k)	Filed as an exhibit to the Form 8-K of AFC filed November 2, 2004 and incorporated herein by reference.

(l)	Filed as an exhibit to the Form 8-K of AFC filed January 5, 2005 and incorporated herein by reference.

(m)	Filed as an exhibit to the Form 8-K of AFC filed on August 13, 2008 and incorporated herein by reference

(o)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on February 28, 2001 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 8-K of AFC filed on August 21, 2007 and incorporated herein by reference.

(s)	Filed as an exhibit to the Form 8-K of AFC filed November 29, 2006 and incorporated herein by reference.

(t)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(u)	Filed as an exhibit to the Form 8-K of AFC filed April 30, 2007 and incorporated herein by reference.

(v)	Filed as an exhibit to the Form 8-K of AFC filed November 7, 2007 and incorporated herein by reference.

(w)	Filed as an exhibit to the Form 8-K of AFC filed October 12, 2007 and incorporated herein by reference.

(x)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended October 5, 2008 on November 12, 2008 and incorporated herein by reference.

(y)	Filed an exhibit to the Form 8-K of AFC filed on April 16, 2008 and incorporated herein by reference.

(z)	Filed as an exhibit to the Form 8-K of AFC filed on August 20, 2009 and incorporated herein by reference.

(aa)	Filed as an exhibit to the Form 8-K of AFC filed on April 21, 2009 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 28, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March 2010.

AFC ENTERPRISES, INC.

By:	/s/ Cheryl A. Bachelder
Cheryl A. Bachelder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Cheryl A. Bachelder Cheryl A. Bachelder	Chief Executive Officer (Principal Executive Officer)	March 10, 2010

/s/ H. Melville Hope H. Melville Hope	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2010

/s/ John M. Cranor, III John M. Cranor, III	Director, Chairman of the Board	March 10, 2010

/s/ Victor Arias, Jr. Victor Arias, Jr.	Director	March 10, 2010

/s/ Carolyn H. Byrd Carolyn H. Byrd	Director	March 10, 2010

/s/ R. William Ide, III R. William Ide, III	Director	March 10, 2010

/s/ Kelvin J. Pennington Kelvin J. Pennington	Director	March 10, 2010

/s/ John F. Hoffner John F. Hoffner	Director	March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AFC Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of AFC Enterprises, Inc. (a Minnesota Corporation) and subsidiary as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the three years in the periods ended December 27, 2009, December 28, 2008, and December 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFC Enterprises, Inc. and subsidiary as of December 27, 2009 and December 28, 2008, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AFC Enterprises Inc. and subsidiary’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Atlanta, GA
March 10, 2010

AFC Enterprises, Inc.
Consolidated Balance Sheets
As of December 27, 2009 and December 28, 2008
(In millions, except share data)

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$4.1	$2.1
Accounts and current notes receivable, net	9.1	9.4
Assets held for sale	—	4.5
Other current assets	3.9	5.2
Advertising cooperative assets, restricted	16.0	12.8

Total current assets	33.1	34.0

Long-term assets:
Property and equipment, net	21.5	25.3
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	47.6	48.2
Other long-term assets, net	3.3	13.4

Total long-term assets	83.5	98.0

Total assets	$116.6	$132.0

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4.8	$6.5
Other current liabilities	13.7	13.6
Current debt maturities	1.3	4.7
Advertising cooperative liabilities	16.0	12.8

Total current liabilities	35.8	37.6

Long-term liabilities:
Long-term debt	81.3	114.5
Deferred credits and other long-term liabilities	17.7	19.2

Total long-term liabilities	99.0	133.7

Commitments and contingencies
Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 25,455,917 and 25,294,973 shares issued and outstanding at the end of fiscal years 2009 and 2008, respectively)	0.3	0.3
Capital in excess of par value	112.3	110.5
Accumulated deficit	(130.3)	(149.1)
Accumulated other comprehensive loss	(0.5)	(1.0)

Total shareholders’ deficit	(18.2)	(39.3)

Total liabilities and shareholders’ deficit	$116.6	$132.0

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Operations
For Fiscal Years 2009, 2008 and 2007
(In millions, except per share data)

	2009	2008	2007

Revenues:
Sales by company-operated restaurants	$57.4	$78.3	$80.0
Franchise revenues	86.0	84.6	82.8
Rent and other revenues	4.6	3.9	4.5

Total revenues	148.0	166.8	167.3

Expenses:
Restaurant employee, occupancy and other expenses	29.5	41.4	40.7
Restaurant food, beverages and packaging	18.9	27.1	27.3
Rent and other occupancy expenses	2.6	2.4	2.3
General and administrative expenses	56.0	53.9	47.2
Depreciation and amortization	4.4	6.3	6.9
Other expenses (income), net	(2.1)	(4.6)	(2.7)

Total expenses	109.3	126.5	121.7

Operating profit	38.7	40.3	45.6
Interest expense, net	8.4	8.1	8.7

Income before income taxes	30.3	32.2	36.9
Income tax expense	11.5	12.8	13.8

Net income	$18.8	$19.4	$23.1

Earnings per common share, basic:	$0.74	$0.76	$0.81

Earnings per common share, diluted:	$0.74	$0.76	$0.80

Weighted-average shares outstanding:
Basic	25.3	25.6	28.6
Diluted	25.4	25.7	28.8

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Changes in Shareholders’ Deficit
For Fiscal Years 2009, 2008 and 2007
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Income (Loss)	Total

Balance at December 31, 2006	29,487,648	$0.3	$161.7	$(194.4)	$1.2	$(31.2)
Cumulative effect of liability for uncertain tax positions (Note 2)	—	—	—	2.6	—	2.6
Net income	—	—	—	23.1	—	23.1
Other comprehensive income:
Net change in fair value of cash flow hedge (net of tax impact of $0.5 million)	—	—	—	—	(0.9)	(0.9)
Derivative loss realized in earnings during the period (net of tax impact of $0.1 million)	—	—	—	—	(0.1)	(0.1)

Total comprehensive income						22.1
Issuance of common stock under stock option plans	333,933	—	3.3	—	—	3.3
Repurchases and retirement of shares	(2,496,030)	—	(39.4)	—	—	(39.4)
Excess tax benefits from stock-based compensation	—	—	0.9	—	—	0.9
Special cash dividend forfeited	—	—	—	0.2	—	0.2
Cancellation of shares	(33,916)	—	(0.5)	—	—	(0.5)
Issuance of restricted stock awards, net of forfeitures	64,470	—	—	—	—	—
Stock-based compensation expense	—	—	1.7	—	—	1.7

Balance at December 30, 2007	27,356,105	0.3	127.7	(168.5)	0.2	(40.3)
Net income	—	—	—	19.4	—	19.4
Other comprehensive income:
Net change in fair value of cash flow hedge, (net of tax impact of $0.7 million)	—	—	—	—	(1.3)	(1.3)
Derivative loss realized in earnings during the period, net of tax	—	—	—	—	0.1	0.1

Total comprehensive income						18.2
Repurchases and retirement of shares	(2,120,401)	—	(19.0)	—	—	(19.0)
Excess tax liabilities from stock-based compensation	—	—	(0.5)	—	—	(0.5)
Cancellation of shares	(31,031)	—	(0.2)	—	—	(0.2)
Issuance of restricted stock awards, net of forfeitures	90,300	—	—	—	—	—
Stock-based compensation expense	—	—	2.5	—	—	2.5

Balance at December 28, 2008	25,294,973	0.3	110.5	(149.1)	(1.0)	(39.3)
Net income	—	—	—	18.8	—	18.8
Other comprehensive income:
Net change in fair value of cash flow hedge (net of tax impact of $0.1 million)	—	—	—	—	(0.2)	(0.2)
Derivative loss realized in earnings during the period (net of tax impact of $0.4 million)	—	—	—	—	0.7	0.7

Total comprehensive income						19.3
Cancellation of shares	(32,914)	—	(0.1)	—	—	(0.1)
Issuance of restricted stock awards, net of forfeitures	193,858	—	—	—	—	—
Stock-based compensation expense	—	—	1.9	—	—	1.9

Balance at December 27, 2009	25,455,917	$0.3	$112.3	$(130.3)	$(0.5)	$(18.2)

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Cash Flows
For Fiscal Years 2009, 2008 and 2007
(In millions)

	2009	2008	2007

Cash flows provided by (used in) operating activities:
Net income	$18.8	$19.4	$23.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.4	6.3	6.9
Asset write-downs	0.6	9.5	1.9
Net gain on sale of assets	(3.3)	(0.9)	(0.3)
(Gain) loss on insurance recoveries related to asset damages, net	0.4	(0.5)	(3.2)
Deferred income taxes	1.0	—	(0.5)
Non-cash interest, net	1.9	(0.1)	(0.3)
Provision for credit losses	2.1	0.1	0.4
Excess tax benefits from stock-based compensation	—	—	(0.9)
Stock-based compensation expense	1.9	2.5	1.7
Change in operating assets and liabilities:
Accounts receivable	(1.5)	—	(0.5)
Prepaid income taxes	0.9	(0.4)	7.8
Other operating assets	0.4	0.8	0.3
Accounts payable and other operating liabilities	(4.4)	(7.0)	5.1

Net cash provided by operating activities	23.2	29.7	41.5

Cash flows provided by (used in) investing activities:
Capital expenditures	(1.4)	(2.7)	(10.0)
Proceeds from dispositions of property and equipment	7.9	3.8	0.3
Property insurance proceeds	0.2	—	4.5
Acquisition of franchised restaurants	—	—	(0.4)
Proceeds from notes receivable	11.0	0.8	0.8

Net cash provided by (used in) investing activities	17.7	1.9	(4.8)

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	(35.9)	(8.9)	(6.9)
Borrowings under 2005 revolving credit facility	—	20.0	9.5
Principal payments — 2005 revolving credit facility	(0.5)	(24.5)	(4.5)
Principal payments — other notes	(0.2)	(0.2)	(0.1)
Special cash dividend	—	(0.5)	(0.7)
Share repurchases	—	(19.0)	(39.4)
Proceeds from exercise of employee stock options	—	—	3.3
Excess tax benefits from stock-based compensation	—	—	0.9
Debt issuance costs	(1.8)	—	(0.2)
Other, net	(0.5)	(1.4)	(0.3)

Net cash used in financing activities	(38.9)	(34.5)	(38.4)

Net increase (decrease) in cash and cash equivalents	2.0	(2.9)	(1.7)
Cash and cash equivalents at beginning of year	2.1	5.0	6.7

Cash and cash equivalents at end of year	$4.1	$2.1	$5.0

See accompanying notes to consolidated financial statements.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007

Note 1 —	Description of Business

AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”) in 44 states, the District of Columbia, Puerto Rico, Guam and 27 foreign countries.

Note 2 —	Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of AFC and its wholly-owned subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates affect the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

Reclassifications.  In the accompanying consolidated financial statements and in these notes, certain prior year amounts have been reclassified to conform to the current year’s presentation.

The Company reclassified the balance sheet components of the cooperative advertising fund previously consolidated by line item to “Advertising cooperative assets, restricted” and “Advertising cooperative liabilities” in its Consolidated Balance Sheets. For fiscal year 2008, “Accounts and current notes receivable, net”, “Other current assets”, “Advertising Cooperative assets, restricted”, “Accounts Payable”, and “Advertising Cooperative liabilities” were $9.4 million, $5.2 million, $12.8 million, $6.5 million and $12.8 million, respectively.

The Company also reclassified the “Decrease in restricted cash” from “Cash flows provided by (used in) financing activities” to “Cash flows provided by (used in) operating activities” on the Consolidated Statements of Cash Flows. The impact of this reclassification increased “Net cash provided by operating activities” and increased “Net cash used in financing activities” by $2.6 million and $1.1 million in 2008 and 2007, respectively.

Fiscal Year.  The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The 2009, 2008 and 2007 fiscal years all consisted of 52 weeks.

Codification.  The Company follows accounting standards set by the Financial Accounting and Standards Board (“FASB”). The FASB sets GAAP to ensure consistent reporting of the Company’s financial condition, operating results, and cash flows. In June 2009, the FASB released the Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles which re-organizes the literature and is effective for interim and annual periods ending after September 15, 2009. The Company adopted this standard for the quarter ended October 4, 2009. For reporting purposes, the Company explains its policies in plain English instead of referencing technical accounting standards in order to improve clarity.

Cash and Cash Equivalents.  The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. Bank overdrafts were insignificant at December 27, 2009 and December 28, 2008.

Supplemental Cash Flow Information.

(in millions)	2009	2008	2007

Interest paid	$6.6	$8.9	$7.1
Income taxes paid, net	8.9	13.2	5.8
Property acquired under capital lease obligations	—	—	0.9

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

Accounts Receivable, Net.  At December 27, 2009 and December 28, 2008, accounts receivable, net were $6.9 million and $8.6 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, and rents, amounts due from insurance carriers, and various miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. The Company reserves a franchisee’s receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that it may or may not collect the balance due. During 2009, 2008 and 2007, changes in the allowance for doubtful accounts were as follows:

(in millions)	2009	2008	2007

Balance, beginning of year	$0.5	$0.4	$0.1
Provisions for loss	1.9	0.1	0.4
Write-offs	(0.3)	—	(0.1)

Balance, end of year	$2.1	$0.5	$0.4

Notes Receivable, Net.  At December 27, 2009 and December 28, 2008, notes receivable, net, were approximately $2.7 million and $12.4 million, respectively, of which $2.2 million and $0.8 million, respectively, was current.

At December 27, 2009, several notes aggregating approximately $0.9 million had zero percent interest rates and the remaining notes had fixed interest rates that ranged from 6% to 10%. The zero percent interest rate notes are primarily past due royalties converted from accounts receivable and are substantially reserved for in the allowance for uncollectible notes receivable.

Notes receivable consist primarily of consideration received in conjunction with the sale of Company assets in three distinct transactions: (1) the sale of 24 Popeyes company-operated restaurants to a franchisee during 2001; (2) the sale of an equipment manufacturing operation during 2000; and (3) the sale of 13 Popeyes company-operated restaurants to a franchisee during 2009. Notes receivable also include notes from franchisees to finance certain past due franchise revenues, rents and interest. The notes receivable balance is stated net of an allowance for uncollectibility, which is evaluated each reporting period on a note-by-note basis. The balance in the allowance account at December 27, 2009 and December 28, 2008, was approximately $1.1 million and $0.9 million, respectively. The 2009 activity represents an increase of $0.2 million in losses net of recoveries.

During the third quarter of 2009, the Company received a payment of $10.2 million associated with the sale of a previously owned operating company to an affiliate of Crescent Capital Investments, Inc. during 2005. At December 28, 2008, $9.3 million of the receivable was recorded in non-current notes receivable.

Inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist principally of food, beverage items, paper and supplies. At December 27, 2009 and December 28, 2008, inventories of $0.3 million and $0.5 million, respectively, were included as a component of “Other current assets.”

Assets Held for Sale.  Assets held for sale consists of property and equipment related to restaurants and land that are marketed for re-franchising. Assets held for sale are reported at the lower of carrying value or estimated fair value less costs to sell. On January 26, 2009, the Company completed the re-franchising of three company-operated restaurants in Nashville, Tennessee for net proceeds of $1.1 million from the sale of assets and new franchise agreements. On June 8, 2009, the Company completed the re-franchising of 13 company-operated restaurants in its Atlanta, Georgia market for net proceeds of $3.5 million from the sale of assets and new franchise agreements. The net loss on the sale of these assets was $0.5 million.

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

Provisions for depreciation are made using the straight-line method over an asset’s estimated useful life: 7-35 years for buildings; 5-15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3-20 years). During 2009, 2008 and 2007, depreciation expense was approximately $3.8 million, $5.6 million, and $6.1 million, respectively.

We evaluate property and equipment for impairment during the fourth quarter of each year or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated restaurants, we perform our annual impairment evaluation on an individual restaurant basis. We evaluate restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment. We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows for the expected remaining useful life of the unit, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the restaurant and actual results at comparable restaurants. The carrying values of restaurant assets that are not considered recoverable are written down to their estimated fair market value, which we generally measure by discounting estimated future cash flows.

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

The Company evaluates goodwill and trademarks for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. The impairment evaluation for goodwill includes a comparison of the fair value of each of the Company’s reporting units with their carrying value. The Company’s reporting units are its business segments. Goodwill is allocated to each reporting unit for purposes of this analysis. Goodwill associated with bankruptcy reorganization value is assigned to reporting units using a relative fair value approach. Goodwill associated with a business combination is allocated to the reporting unit or a component of the reporting unit expected to benefit from the synergies of the combination. For goodwill impairment testing purposes, goodwill is assigned to a component of the reporting unit associated with a business combination for a two year period following the combination. After two years, goodwill from a business combination is allocated to the reporting unit for impairment evaluation purposes. The fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using a discounted cash flow model. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If a reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company follows a similar analysis for the evaluation of trademarks, but that analysis is performed on a company-wide basis. During 2009, 2008 and 2007, there was no impairment of goodwill or trademarks identified during the Company’s annual impairment testing.

Costs incurred to renew or extend the term of recognized intangibles are expensed as incurred and reported as a component of “General and administrative expenses.”

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

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

Advertising Cooperative.  The Company maintains an advertising cooperative that receives contributions from the Company and from its franchisees, based upon a percentage of restaurant sales, as required by their franchise agreements. This cooperative is used exclusively for marketing of the Popeyes brand. The Company acts as an agent for the franchisees with regards to their contributions to the advertising cooperative.

In the Company’s consolidated financial statements, contributions received and expenses of the advertising cooperative are excluded from the Company’s Consolidated Statements of Operations and the Consolidated Statements of Cash Flow. The Company reports all assets and liabilities of the advertising cooperative as “Advertising cooperative assets, restricted” and “Advertising cooperative liabilities” in the Consolidated Balance Sheet. The advertising cooperatives assets, consisting primarily of cash and accounts receivable from the franchisees, can only be used for selected purposes and are considered restricted. The advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs.

The Company’s contributions to the advertising cooperative based on company-operated restaurant sales are reflected in the Company’s Consolidated Statements of Operations as a component of “Restaurant employee, occupancy and other expenses.” Additional contributions to the advertising cooperative for national media advertising and other marketing related costs are expensed as a component of “General and administrative expenses.” During 2009, 2008 and 2007, the Company’s advertising costs were approximately $6.2 million, $5.4 million, and $3.5 million, respectively.

Leases.  When determining the lease term, the Company includes option periods for which failure to renew the lease imposes economic penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date when the Company has the right to control the use of the leased property, which can occur before the rent payments are due under the terms of the lease.

The Company records rent expense for leases that contain scheduled rent increases on a straight-line basis over the lease term, including any option periods considered in the determination of that lease term. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense as they accrue.

Accumulated Other Comprehensive Income (Loss).  Comprehensive income (loss) is net income plus the change in fair value of the Company’s cash flow hedge discussed in Note 10 plus derivative (gains) or losses realized in earnings during the period. Amounts included in accumulated other comprehensive income (loss) for the Company’s derivative instruments are recorded net of the related income tax effects.

The following table gives further detail regarding the composition of accumulated other comprehensive loss at December 27, 2009 and December 28, 2008:

(In millions)	2009	2008

Net unrealized loss on an interest rate swap agreement	$(0.1)	$(0.3)
Unrealized loss on interest rate swaps settled in cash	(0.4)	(0.7)

Total accumulated other comprehensive loss	$(0.5)	$(1.0)

The unrealized loss associated with the interest rate swaps settled in cash will be recognized as a component of interest expense through June 30, 2010, the remaining term of the original hedge. See Note 10 for further discussion of the Company’s interest rate swap agreements.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

Revenue Recognition — Sales by Company-Operated Restaurants.  Revenues from the sale of food and beverage products are recognized on a cash basis. The Company presents sales net of sales tax and other sales related taxes.

Revenue Recognition — Franchise Operations Revenues from franchising activities include development fees associated with a franchisee’s planned development of a specified number of restaurants within a defined geographic territory, franchise fees associated with the opening of new restaurants, and ongoing royalty fees which are generally based on five percent of net restaurant sales. Development fees and franchise fees are recorded as deferred franchise revenue when received and are recognized as revenue when the restaurants covered by the fees are opened or all material services or conditions relating to the fees have been substantially performed or satisfied by the Company. The Company recognizes royalty revenues as earned. Franchise renewal fees are recognized when a renewal agreement becomes effective.

Rent and Other Revenues.  Rent and other revenues are composed of rental income associated with properties leased or subleased to franchisees. Rental income is recognized on the straight-line basis over the lease term.

Cash Consideration from Vendors.  The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its advertising fund from the beverage vendors based upon the respective dollar volume of purchases for company-operated restaurants and franchised restaurants. For Company-operated restaurants, these incentives are recognized as earned throughout the year and are classified as a reduction of “Restaurant food, beverages and packaging” in the Consolidated Statements of Operations. The incentives recognized by company-operated restaurants were approximately $0.7 million, $0.9 million, and $0.7 million in 2009, 2008 and 2007, respectively. Rebates earned and contributed to the cooperative advertising fund are excluded from the Company’s Consolidated Statements of Operations.

Gains and Losses Associated With Re-franchising.  From time to time, the Company engages in re-franchising transactions. Typically, these transactions involve the sale of a company-operated restaurant to an existing or new franchisee.

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

In 2009 and 2008, there were deferred gains of $0.2 million and $0.1 million, respectively, associated with the sale of company stores. There were no sales of company-operated restaurants in 2007. During 2009, 2008 and 2007, previously deferred gains of approximately $0.4 million, $0.5 million, and $0.2 million, respectively, were recognized in income as a component of “Other expenses (income), net” in the accompanying Consolidated Statements of Operations.

Research and Development.  Research and development costs are expensed as incurred. During 2009, 2008 and 2007, such costs were approximately $1.0 million, $1.3 million, and $1.2 million, respectively.

Foreign Currency Transactions.  Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses are included in the accompanying Consolidated Statements of Operations as a component of “General and administrative expenses.” The net foreign currency gains and losses were insignificant in 2009 and 2007. The net foreign currency loss was $0.1 million in 2008.

Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In fiscal 2007, the Company adopted the authoritative guidance issued by the FASB which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the interim period in which the change occurs. Prior to 2007, tax liabilities had been recorded when, in management’s judgment, it was not probable that the Company’s tax position would ultimately be sustained. As a result of adopting the new guidance, the Company recognized a $2.6 million decrease in its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit. The Company recognizes interest and penalties related to unrecognized tax benefits as components of “Income tax expense.”

See Note 19 for additional information regarding income taxes.

Stock-Based Compensation Expense.  At the beginning of fiscal year 2006, the Company adopted the fair value recognition provisions as required by the FASB authoritative guidance on stock compensation, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options, restricted stock awards and restricted share units. The Company used the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. The fair value of stock options with service and market conditions is valued utilizing a Monte Carlo simulation embedded in a lattice model. The fair value of all other stock options is estimated using a Black-Scholes option-pricing model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The Company issues new shares for common stock upon exercise of stock options.

The Company recorded $1.9 million ($1.2 million net of tax), $2.5 million ($1.5 million net of tax), and $1.7 million ($1.1 million net of tax) in total stock-based compensation expense during 2009, 2008 and 2007, respectively.

Subsequent Events.  The Company discloses material events that occur after the balance sheet but before the financial statements are issued. In general, these events are recognized if the condition existed at the date of the balance sheet, but not recognized if the condition did not exist at the balance sheet date. The Company discloses non-recognized events if required to keep the financial statements from being misleading. Management evaluated events occurring subsequent to December 27, 2009 and determined that no subsequent event disclosures were required.

Derivative Financial Instruments.  The Company uses interest rate swap agreements to reduce its interest rate risk on its floating rate debt under the terms of its 2005 amended credit facility. We recognize all derivatives on the balance sheet at fair value. At inception and on an on-going basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, changes in the fair value of the derivative are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings. See Note 10 for further discussion of the Company’s interest rate swap agreements.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

Note 3 —	Recent Accounting Pronouncements That the Company Has Not Yet Adopted

In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with variable interest entities (VIEs) as defined in the Consolidation topic of the ASC. The objective is to improve the financial reporting of companies involved with VIEs. The amendments replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additionally, a company is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Prior to this statement, a company was only required to reassess the status when specific events occurred. The new standards are effective for the Company during the first quarter 2010. The adoption of this standard will have no impact on our financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Note 4 —	Other Current Assets

(in millions)	2009	2008

Deferred tax assets	$1.7	$1.6
Prepaid expenses and other current assets	2.2	3.6

	$3.9	$5.2

Note 5 —	Property and Equipment, Net

(in millions)	2009	2008

Land	$3.2	$4.0
Buildings and improvements	23.6	23.2
Equipment	22.6	22.6
Properties held for sale and other	0.1	0.1

	49.5	49.9
Less accumulated depreciation and amortization	(28.0)	(24.6)

	$21.5	$25.3

At December 27, 2009 and December 28, 2008, property and equipment, net included capital lease assets with a gross book value of $0.8 million and no significant accumulated amortization.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

Note 6 —	Trademarks and Other Intangible Assets, Net

(in millions)	2009	2008

Non-amortizable intangible assets:
Trademarks	$42.0	$42.0
Other	0.6	0.6

	42.6	42.6
Amortizable intangible assets:
Re-acquired franchise rights	7.1	7.1
Accumulated amortization	(2.1)	(1.5)

	5.0	5.6

	$47.6	$48.2

Amortization expense was approximately $0.6 million, $0.7 million, and $0.8 million for 2009, 2008 and 2007, respectively. For each of the upcoming five years, estimated amortization expense is expected to be approximately $0.6 million per year. The remaining weighted average amortization period for these assets is 10 years.

Note 7 —	Other Long-Term Assets, Net

(in millions)	2009	2008

Noncurrent notes receivable, net	$0.5	$11.6
Debt issuance costs, net	1.7	1.1
Other	1.1	0.7

	$3.3	$13.4

Note 8 —	Other Current Liabilities

(in millions)	2009	2008

Accrued wages, bonuses and severances	$4.2	$3.1
Accrued income taxes payable and income tax reserves	6.0	5.8
Accrued interest	0.7	1.7
Other	2.8	3.0

	$13.7	$13.6

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

Note 9 —	Fair Value Measurements

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of December 27, 2009 and December 28, 2008:

	Quoted Prices in
	Active Markets for		Significant
	Identical Asset or	Significant Other	Unobservable
	Liability	Observable Inputs	Inputs	Carrying
(in millions)	(Level 1)	(Level 2)	(Level 3)	Value

December 27, 2009
Financial Assets
Cash equivalents	$3.3	$—	$—	$3.3
Advertising cooperative assets, restricted	3.6	—	—	3.6

Total assets at fair value	$6.9	$—	$—	$6.9

Financial Liabilities
Interest rate swap agreement (Note 10)	$—	$0.1	$—	$0.1

Total liabilities at fair value	$—	$0.1	$—	$0.1

December 28, 2008
Financial Assets
Cash equivalents	$2.1	$—	$—	$2.1
Advertising cooperative assets, restricted	5.4	—	—	5.4

Total assets at fair value	$7.5	$—	$—	$7.5

Financial Liabilities
Interest rate swap agreement (Note 10)	$—	$0.5	$—	$0.5

Total liabilities at fair value	$—	$0.5	$—	$0.5

At December 27, 2009 and December 28, 2008, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments. The Company believes that it is not practicable to estimate the fair value of its notes receivable, because there is no ready market for sale of these instruments. The counterparties to these notes are private business enterprises. The Company believes the fair value of its credit facilities approximates its carrying value, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved. See Note 10 for a discussion of the fair value of the Company’s interest rate swap agreements.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

Note 10 —	Long-Term Debt and Other Borrowings

(in millions)	2009	2008

2005 Credit Facility:
Revolving credit facility	$—	$0.5
Term B loan	78.3	114.2
Capital lease obligations	1.6	1.6
Other notes	2.7	2.9

	82.6	119.2
Less current portion	(1.3)	(4.7)

	$81.3	$114.5

2005 Credit Facility.  On May 11, 2005, and as amended and restated, on April 14, 2006, April 27, 2007 and August 14, 2009, the Company entered into a bank credit facility (the “2005 Credit Facility”) with a group of lenders, which consisted of a $60.0 million, five-year revolving credit facility and a six-year $190.0 million term loan.

On August 14, 2009, the Company entered into the third amendment and restatement to the 2005 Credit Facility. Key terms of the amended and restated facility include the following:

•	The term loan and revolving credit facility maturity dates were extended by two years to May 2013 and May 2012, respectively.

•	The revolving credit facility commitment was reduced from $60.0 million to $48.0 million.

•	The applicable interest rate for the term loan and revolving credit facility was set at LIBOR plus 4.50%, with a minimum LIBOR of 2.50%.

•	The Company must maintain a Total Leverage Ratio of 3.00 to 1 or less through the end of the first quarter of 2012 and 2.75 to 1 or less thereafter.

•	The Company must prepay (i) 50% of Consolidated Excess Cash Flow (as defined in the 2005 Credit Facility) for such fiscal year if the Total Leverage Ratio is greater than 2.00 to 1 on the last day of such fiscal year or (ii) 25% of Consolidated Excess Cash Flow for such year if the Total Leverage Ratio is equal to or less than 2.00 to 1.

•	The Company is permitted to resume its common stock repurchase program once the Total Leverage Ratio is less than 1.75 to 1. As of December 27, 2009, the Company’s Total Leverage Ratio was 1.95 to 1.

•	To reduce interest rate risk, derivative instruments are required to be maintained on no less than 30% of the outstanding debt (see discussion below under the heading entitled “Interest Rate Swap Agreements”).

In connection with the third amendment, the Company expensed $1.9 million, which is reported as a component of “Interest expense, net.” Additionally, the Company capitalized approximately $1.8 million of fees related to the new amendment as debt issuance costs which will be amortized over the remaining life of the facility utilizing the effective interest method.

The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the revolving credit facility may fluctuate because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants of the 2005 Credit Facility. The Company also pays a quarterly commitment fee of 0.625% on the unused portions of the revolving credit facility. As of December 27, 2009, the Company had no loans outstanding under its revolving credit facility. Under the terms of the revolving credit facility, the Company

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of December 27, 2009, the Company had $1.3 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $46.7 million.

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

In addition to the scheduled payments of principal on the term loan, at the end of each fiscal year, the Company is subject to mandatory prepayments in those situations when consolidated cash flows for the year, as defined pursuant to the terms of the facility, exceed specified amounts. Whenever any prepayment is made, subsequent scheduled payments of principal are ratably reduced. The Company was subject to a mandatory prepayment of approximately $0.3 million and $2.8 million for fiscal year 2009 and 2008, respectively, which is recorded as a component of current debt maturities in the consolidated balance sheets.

As of December 27, 2009, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility. As of December 27, 2009 and December 28, 2008, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 7.2% and 5.8% respectively.

Interest Rate Swap Agreements.  In accordance with the 2005 Credit Facility, as amended and restated, the Company uses interest rate swaps to fix the interest rate exposure on a portion of its outstanding term loan. As interest rate swaps are terminated, the effective portion of the termination loss is amortized as interest expense over the unexpired term of the swap.

As required by the third amendment and restatement to the 2005 Credit Facility, on September 10, 2009, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30 million of the term loan debt to a fixed rate of 7.40%. The term of the swap agreements expires August 31, 2011.

The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges. The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

Fair Values of Derivative Instruments

	Derivative Liabilities
(in millions)	Balance Sheet Location	12/27/09	12/28/08

Interest rate swap agreements	Deferred credits and other long-term liabilities	$0.1	$0.5

The Effect of Derivative Instruments on the Statement of Operations

	Amount of Gain (Loss)				Amount of Gain (Loss)
	Recognized into AOCI				Reclassified from AOCI to Income

				Location of Gain
				(Loss) Reclassified
(in millions)	2009	2008	2007	from AOCI to Income	2009	2008	2007

Interest rate swap agreements, net of tax	$(0.2)	$(1.3)	$(0.9)	Interest expense, net	$(1.1)	$(0.1)	$0.2

	$(0.2)	$(1.3)	$(0.9)		$(1.1)	$(0.1)	$0.2

In 2009, net interest expense associated with these agreements was approximately $1.3 million. In 2008 and 2007, the Company incurred net interest income associated with these agreements of approximately zero and $1.5 million, respectively.

Future Debt Maturities.  At December 27, 2009, aggregate future debt maturities, excluding capital lease obligations, were as follows:

(in millions)

2010	$1.3
2011	1.0
2012	19.7
2013	57.1
2014	0.3
Thereafter	1.6

$81.0

Note 11 —	Leases

The Company leases property and equipment associated with its (1) corporate facilities; (2) company-operated restaurants; (3) certain former company-operated restaurants that are now operated by franchisees and the property subleased to the franchisee; and (4) certain former company-operated restaurants that are now subleased to a third party.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

At December 27, 2009, future minimum payments under capital and non-cancelable operating leases were as follows:

	Capital	Operating
(in millions)	Leases	Leases

2010	$0.2	$5.8
2011	0.2	5.8
2012	0.2	4.6
2013	0.2	4.3
2014	0.2	4.1
Thereafter	3.4	52.1

Future minimum lease payments	4.4	76.7
Less amounts representing interest	(2.8)	—

	$1.6	$76.7

During 2009, 2008 and 2007, rental expense was approximately $5.5 million, $6.2 million, and $6.8 million, respectively, including contingent rentals of $0.1 million, $0.1 million and $0.1 million, respectively. At December 27, 2009, the implicit rate of interest on capital leases ranged from 8.1% to 11.3%.

The Company leases certain restaurant properties and subleases other restaurant properties to franchisees. At December 27, 2009, the aggregate gross book value and net book value of owned properties that were leased to franchisees was approximately $2.5 million and $2.0 million, respectively. During 2009, 2008 and 2007, rental income from these leases and subleases was approximately $4.6 million, $3.9 million, and $4.5 million, respectively. At December 27, 2009, future minimum rental income associated with these leases and subleases, are approximately $4.1 million in 2010, $4.0 million in 2011, $3.5 million in 2012, and $3.1 million in 2013, $2.3 million in 2014, and $12.7 million thereafter.

Note 12 —	Deferred Credits and Other Long-Term Liabilities

(in millions)	2009	2008

Deferred franchise revenues	$3.4	$3.9
Deferred gains on unit conversions	2.4	2.7
Deferred rentals	4.0	4.7
Above-market rent obligations	2.8	2.9
Deferred income taxes	3.3	1.9
Other	1.8	3.1

	$17.7	$19.2

Note 13 —	Common Stock

Share Repurchase Program.  As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s board of directors has approved a share repurchase program of up to $215.0 million. The program, which is open-ended, allows the Company to repurchase shares of its common stock from time to time. During 2008, and 2007, the Company repurchased and retired 2,120,401 shares and 2,496,030 shares of common stock for $19.0 million and $39.4 million, respectively, under this program. There were no share repurchases under the program in 2009.

The remaining value of shares that may be repurchased under the program was $38.9 million. Pursuant to the terms of the Company’s 2005 Credit Facility as amended and restated, the Company is subject to a repurchase limit

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

of approximately $47.3 million for the remainder of fiscal 2010. The Company is permitted to resume its common stock repurchase program once the Total Leverage Ratio is less than 1.75 to 1.

Dividends.  During 2009 the Company paid no dividends. During 2008 and 2007, the Company paid dividends of approximately $0.5 million and $0.7 million, respectively, associated with vested restricted share awards.

Note 14 —	Stock Option Plans

The 1996 Nonqualified Stock Option Plan.  In April 1996, the Company created the 1996 Nonqualified Stock Option Plan. This plan authorized the issuance of approximately 4.1 million options. As of November 13, 2002, the Company no longer grants options from this plan. During 2009, the remaining options outstanding under this plan expired unexercised.

The 2002 Incentive Stock Plan.  In February 2002, the Company created the 2002 Incentive Stock Plan. This plan authorized the issuance of 4.5 million shares of the Company’s common stock. All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding as of December 27, 2009 allow certain employees of the Company to purchase approximately 138,000 shares of common stock (which vest at 25% per year) and 77,000 shares of common stock (which vest at 33.3% per year). If not exercised, the options expire seven years from the date of issuance. As of May 25, 2006, the Company no longer grants options under this plan.

The 2006 Incentive Stock Plan.  In May 2006, the Company created the 2006 Incentive Stock Plan. The plan authorizes the issuance of approximately 3.3 million shares of the Company’s common stock. The plan replaced the 2002 Incentive Stock Plan and no further grants will be made under the 2002 Incentive Stock Plan. The 2006 Incentive Stock Plan did not increase the number of shares of stock available for grant under the 2002 Incentive Stock Plan. Options and other awards such as restricted stock, stock appreciation rights, stock grants, and stock unit grants under the plan generally may be granted to any of the Company’s employees and non-employee directors.

The options currently granted and outstanding under this plan as of December 27, 2009 allow certain employees of the Company to purchase approximately 260,000 shares of common stock which vest at 25% per year and 155,000 shares of common stock which vest at 33.3% per year.

As of December 27, 2009, an additional 200,000 options were granted and outstanding which vest at 25% per year but are only exercisable provided that certain performance criteria with regard to the Company’s common stock price are met before October 31, 2012. A third of the options are exercisable if the Company’s common stock price maintains an average of $20.00 per share for twenty consecutive trading days, a third of the options are exercisable if the Company’s common stock price maintains an average of $25.00 per share for twenty consecutive trading days, and a third of the options are exercisable if the Company’s common stock price maintains an average of $30.00 per share for twenty consecutive trading days.

As of December 27, 2009, an additional 34,000 options were granted and outstanding which vest at 25% per year but are exercisable provided that the Company achieves certain annual domestic same store sales growth targets in fiscal years 2009 through 2012. If not exercised, the options under these grants expire seven years from the date of issuance.

A Summary of Stock Option Plan Activity.  The table below summarizes the activity within the Company’s stock option plans for the 52 week period ended December 27, 2009.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Term	Value
(shares in thousands)	Shares	Exercise Price	(years)	(millions)

Stock options:
Outstanding at beginning of year	823	$12.16
Granted options	155	8.30
Exercised options	—	—
Cancelled and expired options	(114)	14.03

Outstanding at end of year	864	$11.22	4.4	$0.1

Exercisable at end of year	330	$11.79	2.6	$—

Shares available for future grants under the plans at end of year	2,175

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2009 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The Company recognized approximately $0.9 million, $1.4 million, and $0.7 million, in stock-based compensation expense associated with its stock option grants during 2009, 2008 and 2007, respectively. As of December 27, 2009, there was approximately $1.0 million of total unrecognized compensation costs related to unvested stock options which are expected to be recognized over a weighted average period of approximately 1.7 years. The total fair value at grant date of awards which vested during 2009, 2008 and 2007 was $0.1 million, $1.0 million, and $0.7 million, respectively.

The weighted average grant date fair value of awards granted during 2009, 2008 and 2007 was $4.23, $3.86 and $5.96, respectively. The total intrinsic value of stock options exercised during 2007 was $3.2 million. There were no options exercised in 2009 and 2008.

During 2007, the fair value of each option with service and market conditions was estimated on the date of grant using a Monte Carlo simulation embedded in a lattice model. During 2009 and 2008, the fair value of all other option awards was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The following weighted average assumptions were used for the grants:

	2009	2008	2007	2007
	Black-	Black-	Monte	Black-
	Scholes	Scholes	Carlo	Scholes

Risk-free interest rate	2.6%	2.9%	4.2%	4.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	4.50	6.25	6.25	7.00
Expected volatility	60.6%	41.9%	42.0%	41.9%

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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

The following table summarizes the non-vested stock option activity for the 52 week period ended December 27, 2009:

		Weighted
		Average
		Grant Date
(shares in thousands)	Shares	Value

Unvested stock options outstanding at beginning of period	405	$5.41
Granted	155	4.23
Vested	(15)	3.84
Forfeited	(11)	3.89

Unvested stock options outstanding at end of period	534	$5.15

Restricted Share Awards

The Company has granted restricted shares pursuant to the 2006 Incentive Stock Plan and 2002 Incentive Stock Plan. These awards are amortized as expense on a graded vesting basis. The Company recognized approximately $0.7 million, $0.8 million, and $0.6 million, in stock-based compensation expense associated with these awards during 2009, 2008 and 2007, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period. The Company paid dividends of approximately $0.5 million and $0.7 million associated with vested awards during fiscal years 2008 and 2007, respectively.

The following table summarizes the restricted share awards activity for the 52 week period ended December 27, 2009:

		Weighted
		Average
		Grant
		Date Fair
(share awards in thousands)	Shares	Value

Unvested restricted share awards:
Outstanding beginning of year	90	$8.76
Granted	194	8.29
Vested	(86)	8.80
Cancelled	(8)	7.85

Outstanding end of year	190	$8.31

The weighted average grant date fair value of restricted share awards granted during 2008 and 2007 was $8.77 and $15.54, respectively.

As of December 27, 2009, there was approximately $1.3 million of total unrecognized compensation cost related to unvested restricted stock awards which are expected to be recognized over a weighted average period of approximately 1.9 years. The total fair value at grant date of awards which vested during 2009, 2008 and 2007 was $0.8 million, $1.7 million, and $2.3 million, respectively.

Restricted Share Units

The Company has granted restricted stock units (RSUs) to members of its board of directors pursuant to the 2006 Incentive Stock Plan. Vested RSUs are convertible into shares of the Company’s common stock on a 1:1 basis at such time the director no longer serves on the board of the Company. The Company recognized $0.3 million, $0.3 million, and $0.4 million in stock-based compensation expense associated with these awards during the 2009, 2008 and 2007, respectively. As of December 27, 2009, there was approximately $0.1 million of total unrecognized

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 0.4 years. The total fair value at grant date of awards vested during 2009, 2008 and 2007 was zero, zero and $0.1 million, respectively.

The following table summarizes the restricted share unit activity for the 52 week period ended December 27, 2009.

		Weighted
		Average
		Grant
		Date Fair
(share awards in thousands)	Units	Value

Unvested restricted stock units:
Outstanding beginning of year	74	$12.70
Granted	51	5.86
Vested	—	—

Outstanding end of year	125	$9.90

The weighted average grant date fair value of restricted share units granted during 2008 and 2007 was $8.02 and $19.79, respectively.

Note 15 —	401(k) Savings Plan

The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 75.0% of their eligible compensation to the Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 5.0% of their eligible compensation beginning in 2007 (increasing from 4.0% in 2006). The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.2 million, $0.2 million, and $0.3 million, during 2009, 2008 and 2007, respectively, for its contributions to the Plan.

Note 16 —	Commitments and Contingencies

Supply Contracts.  Supplies are generally provided to Popeyes franchised and company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative of which the Company is a member. The Company, its franchisees and the owners of Cinnabon® bakeries hold membership interests in SMS in proportion to the number of restaurants they own. At December 27, 2009, the Company held one of seven board seats. The operations of SMS are not included in the Consolidated Financial Statements and the investment is accounted for using the cost method.

The principal raw material for a Popeyes restaurant operation is fresh chicken. Company-operated and franchised restaurants purchase their chicken from suppliers who service AFC and its franchisees from various plant locations. These costs are significantly impacted by increases in the cost of fresh chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability.

In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, SMS has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, SMS has entered into commodity pricing agreements for the first half of 2010 for certain commodities including corn and soy, which impact the price of poultry and other food cost.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

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

Formula and Supply Agreements with Former Owner.  The Company has a formula licensing agreement with the estate of Alvin C. Copeland, the founder of Popeyes and the primary owner of Diversified Foods and Seasonings, Inc. (“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the Popeyes fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay the estate of Mr. Copeland approximately $3.1 million annually until March 2029. During each of 2009, 2008 and 2007, the Company expensed approximately $3.1 million under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.

King Features Agreements.  The Company has several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which they have the non-exclusive license to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States have the non-exclusive use of the image and likeness of the cartoon character “Popeye” and certain companion characters. The Company is obligated to pay King Features a royalty of approximately $1.0 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of the Company’s gross revenues from the sale of products outside of the Popeyes restaurant system, if any. These agreements extend through June 30, 2010 and we are presently discussing extensions of these agreements with King Features.

During 2009, 2008 and 2007, payments made to King Features were $1.1 million, $1.1 million, and $1.0 million; respectively. A portion of these payments were made from the Popeyes advertising cooperative (Note 2) and the remainder by the Company.

Business Process Services.  Certain accounting and information technology services are provided to the Company under an agreement with Convergys Corporation which expires April 30, 2011. At December 27, 2009, future minimum payments under this contract are $1.0 million in 2010 and $0.3 million in 2011. During 2009, 2008 and 2007, the Company expensed $1.4 million, $1.5 million, and $1.4 million, respectively, under this agreement.

Information Technology Outsourcing.  Certain information technology services are provided to the Company under Managed Information Technology Services Agreements with certain third party providers through the end of 2012. The Information Technology Services Agreement with IBM expired December 28, 2009. At December 27, 2009, future minimum payments under these contracts are $1.3 million in 2010, $1.4 million in 2011 and $1.4 million in 2012. During 2009, 2008 and 2007, the Company expensed $2.4 million, $2.1 million, and $2.0 million, respectively, under this agreement.

Employment Agreements.  As of December 27, 2009, the Company had employment agreements with seven senior executives which provide for annual base salaries ranging from $240,000 to $650,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements end in 2010, unless earlier terminated or otherwise renewed pursuant to the terms thereof and are automatically extended for successive one-year periods following the expiration of each term unless notice is given by the Company or the executive not to renew. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, one, one and one-half, or two times annual base salary, as applicable, and one, one and one-half, or two times the bonus payable, as applicable, to the individual for the fiscal year in which such termination occurs. Under the terms of the agreements, upon a change of control of the Company and a significant reduction in the executive’s responsibilities or duties, the executive may terminate employment

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

and would be entitled to receive the same severance pay the executive would have received had the executive’s employment been terminated without cause.

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

The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 27, 2009, the Company’s insurance reserves of approximately $1.4 million were partially collateralized by letters of credit and/or cash deposits of $1.3 million.

Environmental Matters.  The Company is subject to various federal, state and local laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations. Certain of the Company’s current and formerly owned and/or leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Certain of these properties previously contained underground storage tanks (“USTs”), and some of these properties may currently contain abandoned USTs. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, the Company, as the current or former owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at its properties that are unrelated to USTs. The Company has obtained insurance coverage that it believes is adequate to cover any potential environmental remediation liabilities.

Foreign Operations.  The Company’s international operations are limited to franchising activities. During 2009, 2008 and 2007, such operations represented approximately 10.9%, 11.3%, and 9.2%, of total franchise revenues, respectively; and approximately 6.3%, 5.7%, and 4.5%, of total revenues, respectively. At December 27, 2009, approximately $1.3 million of the Company’s accounts receivable were related to its international franchise operations.

Significant Franchisee.  During 2009, 2008 and 2007, one domestic franchisee accounted for approximately 9.7%, 10.0%, and 10.5%, respectively of the Company’s royalty revenues.

Geographic Concentrations.  Of AFC’s domestic company-operated and franchised restaurants, the majority are located in the southern and southwestern United States. The Company’s international franchisees operate in Korea, Indonesia, Canada, Turkey and various countries throughout Central America, Asia and Europe.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

Note 17 —	Other Expenses (Income), Net

(in millions)	2009	2008	2007

Net recoveries of directors and officers liability insurance claims and shareholder litigation	$—	$(12.9)	$(0.9)
Impairments and disposals of fixed assets	0.6	9.5	1.9
(Gain) loss on insurance recoveries related to asset damages, net	0.4	(0.5)	(3.2)
Income from business interruption insurance recoveries	—	—	(1.6)
Costs related to restaurant closures	0.2	—	0.8
Net gain on sale of assets	(3.3)	(0.9)	(0.3)
Other	—	0.2	0.6

	$(2.1)	$(4.6)	$(2.7)

During 2009, the Company completed the re-franchising of three company-operated restaurants in its Nashville, Tennessee market and 13 company-operated restaurants in its Atlanta, Georgia market for net proceeds of $4.6 million, of which $0.5 million was recorded as a component of “Franchise revenues” in the Consolidated Statements of Operations. The net loss on the sale of these assets was $0.5 million.

During 2009, the Company sold 10 real estate properties. The Company recognized a net gain on the sale of the related assets of $3.6 million.

In September 2007, a federal court in Atlanta returned a favorable decision in a lawsuit by the Company against a former insurance carrier that provided primary liability coverage for its directors and officers. The Company was awarded $20 million in damages (representing the full liability of the policy) and approximately $4 million in pre-judgment interest. After payment of settlement amounts to the counterparties to certain joint settlement agreements legal expenses and fees, total related recoveries received during fiscal years 2008 and 2007 were $12.9 million and $0.9 million, respectively.

During 2008, the Company recognized $9.2 million in impairment charges associated with the re-franchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee.

The Company recognized approximately $2.9 million in net gains on insurance recoveries related to asset damages and approximately $1.6 million in income from business interruption insurance recoveries during 2007 resulting from Hurricane Katrina. During 2007, the company received a total of $6.5 million from its insurance carriers in settlement of all claims resulting from Hurricane Katrina.

Costs related to restaurant closures include the accrual of future lease obligations on closed facilities and other charges associated with the closing of company-operated restaurants.

Note 18 —	Interest Expense, Net

(in millions)	2009	2008	2007

Interest on debt, less capitalized amounts	$7.5	$8.1	$9.0
Amortization and write-offs of debt issuance costs	1.3	0.6	0.6
Other debt related charges	0.5	0.6	0.4
Interest income	(0.9)	(1.2)	(1.3)

	$8.4	$8.1	$8.7

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

Note 19 —	Income Taxes

Total income taxes for fiscal years 2009, 2008 and 2007, were allocated as follows:

(in millions)	2009	2008	2007

Income taxes in the statements of operations, net	$11.5	$12.8	$13.8
Income taxes charged (credited) to statements of shareholders’ deficit:
Compensation expense for tax purposes less than (in excess of) amounts recognized for financial reporting purposes	—	0.5	(0.9)
Other comprehensive income	0.3	(0.7)	(0.6)

Total	$11.8	$12.6	$12.3

Total U.S. and foreign income before income taxes for fiscal years 2009, 2008 and 2007, were as follows:

(in millions)	2009	2008	2007

United States	$24.6	$26.6	$31.8
Foreign	5.7	5.6	5.1

Total	$30.3	$32.2	$36.9

The components of income tax expense were as follows:

(in millions)	2009	2008	2007

Current income tax expense:
Federal	$8.7	$10.5	$11.9
Foreign	0.9	0.9	0.8
State	0.9	1.4	1.6

	10.5	12.8	14.3
Deferred income tax expense (benefit):
Federal	1.0	—	(0.5)
State	—	—	—

	1.0	—	(0.5)

	$11.5	$12.8	$13.8

Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company’s U.S. income tax liabilities.

Reconciliations of the Federal statutory income tax rate to the Company’s effective tax rate are presented below:

	2009	2008	2007

Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.1	1.5	1.7
Valuation allowance	2.1	0.8	0.9
Provision to return adjustments	(0.1)	0.2	(0.1)
Adjustments to estimated tax reserves	0.6	1.4	(0.5)
Non-deductible goodwill impairment	—	0.7	—
Other items, net	0.3	0.2	0.4

Effective income tax benefit rate	38.0%	39.8%	37.4%

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

Provision to return adjustments include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Operations to amounts reflected on our tax returns.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in millions)	2009	2008

Deferred tax assets:
Deferred franchise fee revenue	$2.3	$2.6
State net operating loss carry forwards	4.7	4.0
Deferred rentals	2.9	3.1
Deferred compensation	1.8	1.4
Property, plant and equipment	1.1	1.5
Allowance for doubtful accounts	1.0	0.5
Insurance accruals	0.5	0.4
Other accruals	1.0	1.7
Reorganization costs	4.0	4.0

Total gross deferred tax assets	19.3	19.2

Deferred tax liabilities:
Franchise value and trademarks	(16.2)	(15.5)

Total gross deferred liabilities	(16.2)	(15.5)
Valuation allowance	(4.7)	(4.0)

Net deferred tax liability	$(1.6)	$(0.3)

The Company assesses quarterly the likelihood that the deferred tax assets will be recovered. To make this assessment, historical levels of income, expectations and risks associated with estimates of future taxable income are considered. If recovery is not likely, the Company increases its valuation allowance for the deferred tax assets that it estimates will not be recovered.

At December 27, 2009, the Company had state net operating losses (“NOLs”) of approximately $90.0 million which continue to expire. The Company established a full valuation allowance on the deferred tax asset related to these NOLs as it is more likely than not that such tax benefit will not be realized. As such, the Company has established a valuation allowance of approximately $4.7 million at December 27, 2009 and $4.0 million at December 28, 2008.

Included in accrued liabilities at December 27, 2009 and December 28, 2008 are accrued income tax reserves of $6.0 million and $5.7 million, respectively.

The amount of unrecognized tax benefits were approximately $4.9 million as of December 27, 2009 of which approximately $1.3 million, if recognized, would impact the effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 27, 2009 is as follows (in millions):

(in millions)

Balance as of December 28, 2008	$4.7
Gross additions related to current year	0.2
Expirations of statutes of limitation	—

Balance as of December 27, 2009	$4.9

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions were approximately $0.1 million, $0.3 million and $0.2 million for 2009, 2008 and 2007, respectively. The Company had approximately $1.1 million and $1.0 million of accrued interest and penalties related to uncertain tax positions as of December 27, 2009 and December 28, 2008, respectively.

The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2004 through 2008 are open to audit, with 2004 and 2005 currently under examination. The Company has unrecognized tax benefits of approximately $0.7 million related to the period being examined which may be recognized once the federal income tax audit is closed. In general, the state tax years open to audit range from 2004 through 2008.

Note 20 —	Components of Earnings Per Share Computation

(in millions)	2009	2008	2007

Net income	$18.8	$19.4	$23.1
Denominator for basic earnings per share — weighted average shares	25.3	25.6	28.6
Dilutive employee stock options	0.1	0.1	0.2

Denominator for diluted earnings per share	25.4	25.7	28.8

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

Note 21 —	Segment Information

The Company is engaged in developing, operating and franchising Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen quick-service restaurants. Based on its internal reporting and management structure, the Company has determined that it has two reportable segments: franchise operations and company-operated restaurants. The company-operated restaurant segment derives its revenues from the operation of company owned restaurants. The franchise segment consists of domestic and international franchising activities and derives its revenues principally from (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new restaurant openings; (3) development fees associated with the opening of new franchised restaurants in a given market; and (4) rental income associated with properties leased or subleased to franchisees. Operating profit for each reportable segment includes operating results directly allocable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants.

(in millions)	2009	2008	2007

Revenues
Franchise operations(a)	$90.6	$88.5	$87.3
Company-operated restaurants	57.4	78.3	80.0

	$148.0	$166.8	$167.3

Operating profit before unallocated expenses
Franchise operations	$36.8	$38.9	$45.1
Company-operated restaurants	4.2	3.1	4.7

	41.0	42.0	49.8
Less unallocated expenses
Depreciation and amortization	4.4	6.3	6.9
Other expenses (income), net	(2.1)	(4.6)	(2.7)

Operating profit	$38.7	$40.3	$45.6

Capital expenditures
Franchise operations	$0.4	$0.2	$0.6
Company-operated restaurants	1.0	2.5	9.4

	$1.4	$2.7	$10.0

Goodwill — year end
Franchise operations	$8.9	$8.9	$8.9
Company-operated restaurants	2.2	2.2	2.8

	$11.1	$11.1	$11.7

Total assets — year end
Franchise operations	$90.3	$98.6	$106.6
Company-operated restaurants	26.3	33.4	48.4

	$116.6	$132.0	$155.0

(a)	Franchise operations revenues excludes 5% inter-segment royalties

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2009, 2008 and 2007 — (Continued)

Note 22 —	Quarterly Financial Data (Unaudited)

	2009

	First(a)	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

Results of Operations

Total revenues	$47.9	$35.7	$31.9	$32.5
Operating profit	9.9	11.4	8.9	8.5
Net income	5.0	6.4	3.4	4.0
Basic earnings per common share	0.20	0.25	0.13	0.16
Diluted earnings per common share	0.20	0.25	0.13	0.16

	2008

	First(a)	Second	Third	Fourth(b)
	Quarter	Quarter	Quarter	Quarter

Results of Operations

Total revenues	$53.3	$39.3	$38.3	$35.9
Operating profit	13.3	12.9	8.1	6.0
Net income	6.4	6.6	4.0	2.4
Basic earnings per common share	0.24	0.26	0.16	0.10
Diluted earnings per common share	0.24	0.26	0.16	0.10

(a)	The Company’s first quarters for 2009 and 2008 contained sixteen weeks. The remaining quarters of 2009 and 2008 contained twelve weeks each.

(b)	Significant fourth quarter adjustments and unusual or infrequently incurred items recognized in 2008 include: $1.1 million in asset impairments of company-operated restaurants and $0.8 million of income recognized from insurance proceeds related to property damage and business interruption claims.