Form 10-Q
period 2010-04-18
AFC ENTERPRISES INC
filed 2010-05-26
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 18, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-32369

AFC Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization) 5555 Glenridge Connector, NE, Suite 300	58-2016606 (IRS Employer Identification No.)
Atlanta, Georgia (Address of principal executive offices)	30342 (Zip code)
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
Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 126-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     As of May 14, 2010 there were 25,557,996 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	04/18/10	12/27/09
ASSETS
Current assets:
Cash and cash equivalents	$3.8	$4.1
Accounts and current notes receivable, net	6.8	9.1
Other current assets	4.5	3.9
Advertising cooperative assets, restricted	17.0	16.0

Total current assets	32.1	33.1

Long-term assets:
Property and equipment, net	21.2	21.5
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	47.5	47.6
Other long-term assets, net	2.7	3.3

Total long-term assets	82.5	83.5

Total assets	$114.6	$116.6

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4.5	$4.8
Other current liabilities	11.7	13.7
Current debt maturities	0.9	1.3
Advertising cooperative liabilities	17.0	16.0

Total current liabilities	34.1	35.8

Long-term liabilities:
Long-term debt	74.9	81.3
Deferred credits and other long-term liabilities	17.1	17.7

Total long-term liabilities	92.0	99.0

Commitments and contingencies

Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 25,557,996 and 25,455,917 shares issued and outstanding at April 18, 2010 and December 27, 2009, respectively)	0.3	0.3
Capital in excess of par value	112.9	112.3
Accumulated deficit	(124.5)	(130.3)
Accumulated other comprehensive loss	(0.2)	(0.5)

Total shareholders’ deficit	(11.5)	(18.2)

Total liabilities and shareholders’ deficit	$114.6	$116.6

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	16 Weeks Ended
	04/18/10	04/19/09
Revenues:
Sales by company-operated restaurants	$16.1	$20.8
Franchise revenues	26.4	25.7
Rent and other revenues	1.3	1.4

Total revenues	43.8	47.9

Expenses:
Restaurant employee, occupancy and other expenses	7.8	10.8
Restaurant food, beverages and packaging	5.1	6.9
Rent and other occupancy expenses	0.8	0.6
General and administrative expenses	16.8	17.7
Depreciation and amortization	1.2	1.6
Other expenses (income), net	(0.1)	0.4

Total expenses	31.6	38.0

Operating profit	12.2	9.9
Interest expense, net	2.8	1.7

Income before income taxes	9.4	8.2
Income tax expense	3.6	3.2

Net income	$5.8	$5.0

Earnings per common share, basic:	$0.23	$0.20

Earnings per common share, diluted:	$0.23	$0.20

Weighted-average shares outstanding:
Basic	25.3	25.2
Diluted	25.4	25.3
See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Loss	Total
Balance at December 27, 2009	25,455,917	$0.3	$112.3	$(130.3)	$(0.5)	$(18.2)
Net income	—	—	—	5.8	—	5.8
Other comprehensive income
Derivative loss realized in earnings during the period (net of tax impact of $0.2 million)	—	—	—	—	0.3	0.3

Total comprehensive income						6.1
Issuance of restricted stock awards, net of forfeitures	102,079	—	—	—	—	—

Stock-based compensation expense	—	—	0.6	—	—	0.6

Balance at April 18, 2010	25,557,996	$0.3	$112.9	$(124.5)	$(0.2)	$(11.5)

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	16 Weeks Ended
	04/18/10	04/19/09
Cash flows provided by (used in) operating activities:
Net income	$5.8	$5.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1.2	1.6
Asset write-downs	0.1	0.2
Net gain on sale of assets	(0.2)	(0.1)
Deferred income taxes	0.4	(0.1)
Non-cash interest expense, net	0.8	0.1
Provision for credit losses	(0.1)	0.3
Stock-based compensation expense	0.6	0.6
Change in operating assets and liabilities:
Accounts receivable	0.9	(0.2)
Other operating assets	(0.5)	1.5
Accounts payable and other operating liabilities	(3.3)	(2.4)

Net cash provided by operating activities	5.7	6.5

Cash flows provided by (used in) investing activities:
Capital expenditures	(0.8)	(0.2)
Proceeds from dispositions of property and equipment	—	1.0
Other proceeds	1.7	0.5

Net cash provided by investing activities	0.9	1.3

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	(6.7)	(3.4)
Principal payments — 2005 revolving credit facility	—	(0.5)
Other financing activities, net	(0.2)	(0.4)

Net cash used in financing activities	(6.9)	(4.3)

Net increase (decrease) in cash and cash equivalents	(0.3)	3.5
Cash and cash equivalents at beginning of year	4.1	2.1

Cash and cash equivalents at end of quarter	$3.8	$5.6

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
Note 2 — Significant Accounting Policies
     The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 27, 2009, which are contained in the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended December 27, 2009 (“2009 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:
     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 27, 2009 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of April 18, 2010 have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2009 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2009 Form 10-K.
     Use of Estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates affect the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Reclassifications. In the accompanying condensed consolidated financial statements and in these notes, certain prior year amounts have been reclassified to conform to the current year presentation.
     The Company reclassified the “Increase in restricted cash” from “Cash flows provided by (used in) financing activities” to “Cash flows provided by (used in) operating activities” on the Condensed Consolidated Statements of Cash Flows. The impact of this reclassification decreased “Net cash provided by operating activities” and decreased “Net cash used in financing activities” by $0.4 million for the sixteen week period ended April 19, 2009.
     Recently Adopted Accounting Pronouncements. In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with variable interest entities (“VIEs”). The objective is to improve the financial reporting of companies involved with VIEs. The amendments replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additionally, a company is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Prior to this statement, a company was only required to reassess the status when specific events occurred. The Company adopted the new standard during the first quarter of 2010. The adoption of this standard has no impact on our financial statements.
     Recent Accounting Pronouncements That the Company Has Not Yet Adopted. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
Note 3 — Fair Value Measurements
     The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of April 18, 2010 and December 27, 2009:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable Inputs	Unobservable
	Identical Asset or Liability		Inputs	Carrying
(in millions)	(Level 1)	(Level 2)	(Level 3)	Value

April 18, 2010
Financial Assets
Cash equivalents	$3.2	$—	$—	$3.2
Restricted cash (advertising cooperative assets)	3.6	—	—	3.6

Total assets at fair value	$6.8	$—	$—	$6.8

Financial Liabilities
Interest rate swap agreement	$—	$0.1	$—	$0.1

Total liabilities at fair value	$—	$0.1	$—	$0.1

December 27, 2009
Financial Assets
Cash equivalents	$3.3	$—	$—	$3.3
Restricted cash (advertising cooperative assets)	3.6	—	—	3.6

Total assets at fair value	$6.9	$—	$—	$6.9

Financial Liabilities
Interest rate swap agreement	$—	$0.1	$—	$0.1

Total liabilities at fair value	$—	$0.1	$—	$0.1

     At April 18, 2010 and December 27, 2009, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments. The Company believes the fair value of its credit facilities approximates its carrying value, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved. The fair value of the Company’s interest rate swap agreements is based upon valuation models as reported by our counterparties.
Note 4 — Long-Term Debt and Other Borrowings

(in millions)	04/18/10	12/27/09
2005 Credit Facility Term loan	$71.6	$78.3
Capital lease obligations	1.5	1.6
Other notes	2.7	2.7

	75.8	82.6
Less current portion	(0.9)	(1.3)

	$74.9	$81.3

     2005 Credit Facility. On May 11, 2005, the Company entered into a bank credit facility as amended and restated on April 14, 2006, April 27, 2007 and August 14, 2009 (the “2005 Credit Facility”) with a group of lenders, which consists of a term loan and a $48.0 million revolving credit facility.
     The term loan and the revolving credit facility mature during May 2013 and May 2012, respectively.
     Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of April 18, 2010, the Company had $1.3 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $46.7 million.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
     As of April 18, 2010, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility. As of April 18, 2010, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 7.2% taking into consideration our interest rate swap agreements.
     Interest Rate Swap Agreements. In accordance with the 2005 Credit Facility, the Company uses interest rate swaps to fix the interest rate exposure on a portion of its outstanding term loan. As interest rate swaps are terminated, the effective portion of the termination loss is amortized as interest expense over the unexpired term of the swap. The mark to market value of the interest rate swap agreements were $0.1 million at April 18, 2010 and December 27, 2009 and are shown on the Condensed Consolidated Balance Sheets in Deferred credits and other long-term liabilities.
     As required by the third amendment and restatement to the 2005 Credit Facility, on September 10, 2009, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30 million of the term loan debt to a fixed rate of 7.40%. The term of the swap agreements expire August 31, 2011.
     The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges. The effective portion of the fair value gain or loss on the interest rate swaps is included as a component of the accumulated other comprehensive income (“AOCI”). The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:
The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations for the Sixteen Weeks ended
April 18, 2010 and April 19, 2009

				Amount of Gain
				(Loss) Reclassified
	Amount of Gain (Loss)			from AOCI to
	Recognized in AOCI			Income (effective
	(effective portion)		Location of Gain (Loss)	portion)
(in millions)	2010	2009	Reclassified from AOCI to Income	2010	2009
Interest rate swap agreements	$—	$0.1	Interest expense, net	$(0.5)	$(0.2)

	$—	$0.1		$(0.5)	$(0.2)

Note 5 — Comprehensive Income
Comprehensive income is net income plus the change in fair value of the Company’s cash flow hedge discussed in Note 4 plus derivative (gains) or losses realized in earnings during the period. The following table presents the components of comprehensive income for the sixteen weeks ended April 18, 2010 and April 19, 2009:

	16 Weeks Ended
(In millions)	04/18/10	04/19/09
Net income	$5.8	$5.0
Change in fair value of interest rate swap agreements, net of income taxes	—	0.1
Derivative loss realized in earnings during the period, net of income taxes	0.3	0.1

Total comprehensive income	$6.1	$5.2

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
Amounts included in accumulated other comprehensive loss for the Company’s derivative instruments are recorded net of the related income tax effects. The following table gives further detail regarding the composition of accumulated other comprehensive loss at April 18, 2010 and December 27, 2009:

(In millions)	04/18/10	12/27/09
Net unrealized loss on an interest rate swap agreement	$(0.1)	$(0.1)
Unrealized loss on interest rate swaps settled in cash	(0.1)	(0.4)

Total comprehensive income	$(0.2)	$(0.5)

The unrealized loss associated with the interest rate swaps settled in cash will be recognized as a component of interest expense through June 30, 2010, the remaining term of the original hedge. See Note 4 for further discussion of the Company’s interest rate swap agreements.
Note 6 — Other Expenses (Income), Net

	16 Weeks Ended
(in millions)	04/18/10	04/19/09
Impairments and disposals of fixed assets	$0.1	$0.2
Net gain on sale of assets	(0.2)	(0.1)
Other	—	0.3

	$(0.1)	$0.4

Note 7 — Commitments and Contingencies
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
Note 8 — Interest Expense, Net

	16 Weeks Ended
(in millions)	04/18/10	04/19/09
Interest on debt, less capitalized amounts	$2.3	$1.7
Amortization and write-offs of debt issuance costs	0.4	0.2
Other debt related charges	0.2	0.2
Interest income	(0.1)	(0.4)

	$2.8	$1.7

     During the sixteen weeks ended April 18, 2010 and April 19, 2009, total payments made for interest were approximately $2.0 million and $3.2 million, respectively.
Note 9 — Income Taxes
     The Company’s effective tax rates for the sixteen week periods ended April 18, 2010 and April 19, 2009 were 38.3% and 39.0%, respectively. The effective rate differs from statutory rates due to adjustments to estimated tax reserves, other permanent differences and inter-period allocations.
     The amount of unrecognized tax benefits was approximately $5.0 million as of April 18, 2010, of which approximately $1.3 million, if recognized, would affect the effective income tax rate.
     The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions was approximately $0.1 million for the sixteen weeks ended April 18, 2010 and April 19, 2009. As of April 18, 2010 and December 27, 2009, the Company had approximately $1.2 million and $1.1 million, respectively, of accrued interest and penalties related to uncertain tax positions.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
     During the sixteen weeks ended April 18, 2010 and April 19, 2009, total payments made for income taxes were approximately $3.1 million and $1.0 million, respectively.
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
Note 10 — Components of Earnings Per Common Share Computation

	16 Weeks Ended
(in millions)	04/18/10	04/19/09
Numerator for earnings per share computation:
Net Income	$5.8	$5.0

Denominator for basic earnings per share — weighted average shares	25.3	25.2
Effect of dilutive share-based employee and director compensation	0.1	0.1

Denominator for diluted earnings per share	25.4	25.3

     The Company’s basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include employee stock options, outstanding restricted stock awards and nonvested restricted share units. Performance based awards are included in the average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.
     Employee stock options with an exercise price greater than the average market price for the sixteen week periods ended April 18, 2010 and April 19, 2009 were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 0.6 million in 2010 and 0.5 million in 2009.

AFC Enterprises, Inc.
Notes to Condensed Consolidated Financial Statements
Note 11 — Segment Information
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

	16 Weeks Ended
(in millions)	04/18/10	04/19/09
Revenues
Franchise operations(a)	$27.7	$27.1
Company-operated restaurants	16.1	20.8

	$43.8	$47.9

Operating profit before unallocated expenses
Franchise operations(b)	$11.5	$10.5
Company-operated restaurants	1.8	1.4

	13.3	11.9
Less unallocated expenses(c)
Depreciation and amortization	1.2	1.6
Other expenses (income), net	(0.1)	0.4

Operating profit	$12.2	$9.9

Capital expenditures
Franchise operations	$0.2	$0.1
Company-operated restaurants	0.6	0.1

	$0.8	$0.2

(a)	Franchise operations revenues exclude 5% inter-segment royalties.

(b)	Includes inter-segment royalties of $0.8 million in 2010 and $1.0 million in 2009.

(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis for AFC Enterprises, Inc. (“AFC” or the “Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009 (the “2009 Form 10-K”).
Nature of Business
We develop, operate and franchise quick-service restaurants (“QSRs”) under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
As of April 18, 2010, we operated and franchised 1,944 Popeyes restaurants in 44 states, the District of Columbia, Puerto Rico, Guam and 27 foreign countries.

	April 18,	Dec. 27,
Total Operating Restaurants as of:	2010	2009
Domestic:
Company-Operated	37	37
Franchised	1,533	1,539
International:
Franchised	374	367

Total	1,944	1,943

Our Business Strategy
Our business strategy, announced at the beginning of 2008, capitalizes on our strengths as a highly franchised restaurant system. The model provides diverse and reliable earnings with steady cash flow, and low capital spending requirements.
Our strategic plan is built on the foundation of aligning and collaborating with our stakeholders, and is focused on the following four pillars. We believe our execution of these strategies makes Popeyes more competitive and better positioned to capture market share and accelerate long-term growth as the consumer environment improves.
•	Build the Popeyes Brand — offer a distinctive brand and menu with superior food at affordable prices.

•	Run Great Restaurants — improve restaurant operations and Popeyes’ guest experience by delighting the guest with “service as distinctive as our food”.

•	Strengthen Unit Economics — lower restaurant operating costs and improve profitability while maintaining excellent food quality for our guests.

•	Ramp Up New Unit Growth — build more restaurants across the U.S. and abroad with superior profits and investment returns.
Management Overview of 2010 Operating Results (First Quarter)
Our first quarter of 2010 results and highlights include the following:
•	Reported net income was $5.8 million, or $0.23 per diluted share, compared to $5.0 million, or $0.20 per diluted share, last year. Adjusted earnings per diluted share were $0.23 compared to $0.21 last year. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See “Non- GAAP Financial Measures” in this Item 2 for a definition of adjusted earnings per diluted share and a reconciliation to the most comparable GAAP measure.

•	Total system-wide sales increased 2.1% compared to a 1.1% increase last year.

•	Global same-store sales decreased 0.3% compared to a 0.2% increase last year. Domestic same-store sales decreased 0.4% compared to a 0.3% decrease last year. International same-store sales increased 1.2% compared to a 4.8% increase in 2009.

•	The Popeyes system opened 17 restaurants and permanently closed 12 restaurants, resulting in 5 net openings.

•	EBITDA was $13.4 million or 30.6% of total revenue compared to $11.5 million or 24.0% of total revenue last year. EBITDA is a supplemental non-GAAP measure of performance. See “Non-GAAP Financial Measures” in this Item 2 for a definition of EBITDA and a reconciliation to the most comparable GAAP measure.

•	Outstanding debt was reduced by $6.8 million to $75.8 million.
A summary of our financial results and key operational metrics is presented below.

	16 Weeks Ended
(Dollars in millions)	04/18/10	04/19/09
Sales by company-operated restaurants	$16.1	$20.8
Franchise revenues (a)	26.4	25.7
Other revenues	1.3	1.4

Total revenues	$43.8	$47.9

Operating profit	$12.2	$9.9
Net income	$5.8	$5.0

Global system-wide sales increase	2.1%	1.1%

Same-store sales increase (decrease) (b)
Total domestic (company-operated and franchised restaurants)	(0.4)%	(0.3)%
International franchised restaurants	1.2%	4.8%
Total global system	(0.3)%	0.2%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	37	55
New restaurant openings	—	—
Restaurant conversions, net	—	(3)
Permanent closings	—	(1)
Temporary (closings)/re-openings, net	—	—

Restaurants at the end of first quarter	37	51

Franchised restaurants (domestic and international)
Restaurants at beginning of period	1,906	1,867
New restaurant openings	17	14
Restaurant conversions, net	—	3
Permanent closings	(12)	(30)
Temporary (closings)/re-openings, net	(4)	4

Restaurants at the end of first quarter	1,907	1,858

Total system restaurants	1,944	1,909

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance as these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. For the first quarter of 2010 and 2009, franchisee sales, as reported by the franchisees, were approximately $538.7 million and $522.7 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

2010 Same-Store Sales — First Quarter
Global same-store sales decreased 0.3% compared to a 0.2% increase in 2009. Total domestic same-store sales decreased 0.4% compared to a 0.3% decrease last year, an improvement over the 1.0% decrease in the fourth quarter of 2009. The first quarter decrease was in part due to a planned change in first quarter media timing from three national promotions last year to two national promotions this year. According to independent data, Popeyes’ first quarter domestic same-store sales outpaced the chicken QSR category for the eighth consecutive quarter. In 2010, Popeyes’ efforts will remain focused on offering our guests compelling value while introducing innovative products to drive traffic into the restaurants.
Our international same-store sales increased 1.2% compared to a 4.8% increase in 2009. The increase was due primarily to strong sales in Canada, Turkey and overseas U.S. military bases, partially offset by negative performance in Latin America, Korea and the Middle East. To address the slowdown in certain international markets, we will shift our marketing focus to value promotions to drive traffic into the restaurants. As we have experienced in the domestic system, we believe lowering average check in this climate is essential to gaining market share. As such, we expect 2010 same-store sales in international markets to be more modest than prior years.
Looking Forward to the Remainder of 2010
The Company continues to project global same-store sales to be in the range of negative 1.0% to positive 2.0% for 2010.
Popeyes expects its global new openings to remain consistent with previous guidance in the range of 110-130 restaurants. Similar to the past few years, the Company will continue to close underperforming restaurants and enforce higher operating standards throughout the system. As a result, the Company projects system-wide unit closings to be approximately 100 restaurants, yielding 10-30 net openings in 2010, consistent with the Company’s previous guidance. Popeyes restaurant closures typically have sales significantly lower than the system average.
The Company continues to expect its fiscal 2010 general and administrative expense rate to be consistent with last year’s rate of 3.1-3.2% of system-wide sales, among the lowest in the restaurant industry. The Company will continue to tightly manage general and administrative expenses and invest in its international business and core initiatives of the Company’s strategic plan, including new product innovation to drive traffic, operational tools and training to improve speed of service, and productivity initiatives to strengthen restaurant profitability.
Consistent with previous guidance, the Company expects 2010 diluted earnings per share to be in the range of $0.73-$0.77, compared to $0.74 last year.
Long-Term Guidance
Consistent with previous guidance, over the course of the next five years, the Company believes the execution of its strategic plan will deliver on an average annualized basis the following results: same-store sales growth of 1 to 3%; net new unit growth of 4 to 6%; and earnings per diluted share growth of 13 to 15%.
Comparisons of the First Quarter for 2010 and 2009
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $16.1 million in the first quarter of 2010, a $4.7 million decrease from the first quarter of 2009. The decrease was primarily due to:
•	a $4.5 million decrease due the successful refranchising of 16 company-operated restaurants in the Nashville and Atlanta markets during 2009.

Franchise Revenues
Franchise revenues have three basic components: (1) royalties that are based on a percentage (typically 5%) of franchisee sales; (2) franchise fees associated with new unit openings and renewals; and (3) development fees associated with the agreement pursuant to which a franchisee may develop new restaurants in a given market. Royalties are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues.
Franchise revenues were $26.4 million in the first quarter of 2010, a $0.7 million increase from the first quarter of 2009. The increase was primarily due to an increase in royalty revenue from new franchised restaurants.
Other Revenues
Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees. Other revenues were $1.3 million in the first quarter of 2010, a $0.1 million decrease from the first quarter of 2009.
Company-operated Restaurant Expenses
Company-operated restaurant expenses were $12.9 million in the first quarter of 2010, a decrease of $4.8 million from the same period in 2009. Company-operated restaurant expenses consist of “Restaurant food, beverage and packaging” and “Restaurant employee, occupancy and other expenses”. The decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Company-operated restaurant expenses as a percentage of sales in the first quarter were 5% better than first quarter last year. This improvement was equally a result of better food and labor costs, attributable to better management controls and lower commodity costs, and the re-franchising of lower performing company-operated restaurants.
Rent and Other Occupancy Expenses
Rent and other occupancy expenses associated with properties leased or sub-leased to franchisees or other third parties were $0.8 million in the first quarter of 2010, a $0.2 million increase from the first quarter of 2009.
General and Administrative Expenses
General and administrative expenses were $16.8 million in the first quarter of 2010, a $0.9 million decrease from the first quarter of 2009. The decrease was primarily due to a $1.6 million decrease in national media advertising expenses during the quarter partially offset by a net $0.7 million increase in other expenses and convention and business conference costs as a result of Popeyes’ hosting its international franchise conference in February 2010.
General and administrative expenses were approximately 3.0% and 3.3% of system-wide sales in the first quarter of 2010 and 2009, respectively.
Depreciation and Amortization
Depreciation and amortization was $1.2 million in the first quarter of 2010, a $0.4 million decrease from the first quarter of 2009. The decrease was principally due to certain fully depreciated information technology assets in 2009.
Interest Expense, Net
Interest expense, net was $2.8 million in the first quarter of 2010, a $1.1 million increase from the first quarter of 2009 resulting primarily from higher average interest rates on debt and amortization fees expensed in connection with the third amendment and restatement of the 2005 Credit Facility, partially offset by lower average debt balances as compared to 2009. Interest expense, net during the first quarter of 2010 includes $0.8 million of non-cash charges related to amortization of bank fees and interest rate swap costs.

Income Tax Expense
Income tax expense was $3.6 million, yielding an effective tax rate of 38.3%, compared to an effective tax rate of 39.0% in the prior year. The effective rates differ from statutory rates due to adjustments to estimated tax reserves, other permanent differences and inter-period allocations.
Liquidity and Capital Resources
We finance our business activities primarily with:
•	cash flows generated from our operating activities, and
•	borrowings under our 2005 Credit Facility.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $5.7 million and $6.5 million for the sixteen weeks ended April 18, 2010 and April 19, 2009, respectively. See our condensed consolidated statements of cash flows in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $3.8 million available as of April 18, 2010), and available borrowings under our 2005 Credit Facility (approximately $46.7 million available as of April 18, 2010), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
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
Under the terms of the Company’s 2005 Credit Facility, at the end of each fiscal year the Company is subject to mandatory prepayments on term loan borrowings of Consolidated Excess Cash Flow, as defined in the 2005 Credit Facility, less the amount of (1) any voluntary prepayments and (2) the amount by which the revolving loan commitments are permanently reduced in connection with repayments and mandatory prepayments of the revolving loans under the 2005 Credit Facility, when the Company’s Total Leverage Ratio equals or exceeds specified amounts, as defined in the 2005 Credit Facility. During the first quarter of 2010, we paid principal on term loan borrowing in the amount of $6.8 million, including $6.0 million of voluntary payments, $0.3 million of mandatory prepayments from the fiscal 2009 Consolidated Excess Cash Flow and scheduled principal payments of $0.5 million. As of April 18, 2010, there were no amounts outstanding under the revolving credit facility.
Pursuant to the 2005 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of ≤ 3.00 to 1.0 through the first quarter of 2012 and ≤ 2.75 to 1.0 thereafter. As of April 18, 2010, the Company’s Total Leverage Ratio was 1.73 to 1.0.
The Company did not repurchase any shares of our common stock during the first quarter of 2010. As of April 18, 2010, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $38.9 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $47.3 million for the remainder of 2010.
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

Critical Accounting Policies and Significant Estimates
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2009 Form 10-K.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in our 2009 Form 10-K. During the quarter ended April 18, 2010, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2009
Form 10-K.
Long-Term Debt
For a discussion of our long-term debt, see Note 4 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2. See Note 10 in the 2009 Form 10-K for more information about the Company’s long term debt.
Capital Expenditures
Our capital expenditures consist of new unit construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, reimaging restaurants, and investments in information technology hardware and software. Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our 2005 Credit Facility.
During the sixteen week period ended April 18, 2010, we invested approximately $0.8 million in various capital projects, including approximately $0.5 million in restaurant reimage projects and approximately $0.3 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities, equipment and other corporate office assets.
During the sixteen week period ended April 19, 2009, we invested approximately $0.2 million in various capital projects, including approximately $0.1 million in new restaurant site modeling software and approximately $0.1 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.
Impact of Inflation
Inflation of the costs of food, labor, fuel and energy impacts our operating expenses. However, we are able to effectively manage inflationary cost increases due to rapid inventory turnover.
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
Non-GAAP Financial Measures
Adjusted earnings per diluted share and EBITDA are supplemental non-GAAP financial measures. The Company uses adjusted earnings per diluted share and EBITDA, in addition to net income, operating profit and cash flows from operating activities, to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and performance of its business because they provide a link between profitability and operating cash flow. Adjusted earnings per diluted share and EBITDA as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, adjusted earnings per diluted share and EBITDA: (a) do not represent net income, cash flows from operations or earnings per share as defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to net income, earnings per share, operating profit, cash flows from operating activities or other financial information determined under GAAP.
Adjusted earnings per diluted share: Calculation and Definition
The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of (i) other income, net (which for first quarter 2010 includes $0.1 million for impairments and disposals of fixed assets and $0.2 million for net gain on sales of assets; and first quarter 2009 includes $0.2 million for impairments and disposals of fixed assets, $0.1 million for net gain on sales of assets, and $0.3 million for other costs.), and (ii) the tax effect of these adjustments. Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for first quarter 2010 and first quarter 2009, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to adjusted earnings per diluted share.

(dollars in millions, except per share data)
	Q1 2010	Q1 2009

Net income	$5.8	$5.0
Other expense (income), net	$(0.1)	$0.4
Tax effect	$0.1	$(0.2)
Adjusted net income	$5.8	$5.2
Adjusted earnings per diluted share	$0.23	$0.21
Weighted-average diluted shares outstanding	25.4	25.3

EBITDA: Calculation and Definition
The Company defines EBITDA as “earnings before interest expense, taxes, depreciation and amortization”. The following table reconciles on a historical basis for first quarter 2010 and first quarter 2009, the Company’s earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to EBITDA.

(dollars in millions)
	Q1 2010	Q1 2009

Net income	$5.8	$5.0
Interest expense, net	$2.8	$1.7
Income tax expense	$3.6	$3.2
Depreciation and amortization	$1.2	$1.6
EBITDA	$13.4	$11.5
Total Revenue	$43.8	$47.9
EBITDA as a percentage of Total Revenue (EBITDA margin)	30.6%	24.0%

Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s strategic plan including the re-franchising of company-operated restaurants, projections and expectations regarding same-store sales for fiscal 2010 and beyond, the Company’s ability to improve restaurant level margins, guidance for new openings and restaurant closures, and the Company’s anticipated 2010 and long-term performance including projections regarding general and administrative expenses, net earnings per diluted share and similar statements of belief or expectations regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, disruptions in the financial markets, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2005 Credit Facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in the 2005 Credit Facility, our ability to refinance our outstanding indebtedness, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, adverse effects of regulatory actions arising in connection with the restatement of our previously issued financial statements, effects of increased gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in the Company’s 2009 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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
In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken pricing contracts with chicken suppliers. The contracts, which pertain to a vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for 2010 for certain commodities including corn and soy, which impact the price of poultry and other food cost.
Instances of food-borne illness or avian flu could adversely affect the price and availability of poultry. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us and could result in a decline in our sales.
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the sixteen weeks ended April 18, 2010 and April 19, 2009, foreign-sourced revenues represented approximately 6.7% and 5.0%, respectively, of our total revenues. All other things being equal, for the quarter ended April 18, 2010, operating profit would have decreased by approximately $0.2 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of April 18, 2010, approximately $0.9 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 27 foreign countries with approximately 30% of our revenues from international royalties originating from restaurants in Korea and Canada.
Interest Rate Risk With Respect to our 2005 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 18, 2010, we had outstanding borrowings under our 2005 Credit Facility of $71.6 million.
As required by the third amendment and restatement to the 2005 Credit Facility, on September 10, 2009, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 7.40%. The term of the swap agreements expires August 31, 2011.
As of April 18, 2010, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreements, was approximately 7.2%. The impact on our annual results of operations of a hypothetical one-point interest rate change above the LIBOR floor of 2.5% on the outstanding borrowings under the 2005 Credit Facility would be approximately $0.4 million, taking into account our interest rate swap agreements.

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
There have been no material changes to the risk factors presently disclosed in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. During the first quarter of 2010, the Company did not repurchase any shares of our common stock. As of April 18, 2010, the remaining shares that may be repurchased under the program were approximately $38.9 million.
Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $47.3 million for the remainder of fiscal 2010.

Item 6.	Exhibits
(a) Exhibits

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 10.1	Amended and Restated Employment Agreement effective as of March 9, 2010 between the Company and Henry Hope, III (incorporated by reference to Exhibit 10.56 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009).

Exhibit 10.2	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of the Hearst Corporation and A. Copeland and A. Copeland Enterprises, Inc. as amended through November 29, 2009.

Exhibit 10.3	AFC Enterprises, Inc. Annual Executive Bonus Program.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 10 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.
Date: May 26, 2010	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)