Form 10-Q
period 2010-07-11
AFC ENTERPRISES INC
filed 2010-08-18
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 11, 2010
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
Yes ☐   No ☑
     As of August 8, 2010 there were 25,557,996 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	07/11/10	12/27/09
ASSETS
Current assets:
Cash and cash equivalents	$4.6	$4.1
Accounts and current notes receivable, net	6.7	9.1
Other current assets	4.9	3.9
Advertising cooperative assets, restricted	16.6	16.0

Total current assets	32.8	33.1

Long-term assets:
Property and equipment, net	20.9	21.5
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	47.3	47.6
Other long-term assets, net	2.4	3.3

Total long-term assets	81.7	83.5

Total assets	$114.5	$116.6

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4.2	$4.8
Other current liabilities	11.3	13.7
Current debt maturities	0.9	1.3
Advertising cooperative liabilities	16.6	16.0

Total current liabilities	33.0	35.8

Long-term liabilities:
Long-term debt	66.7	81.3
Deferred credits and other long-term liabilities	18.8	17.7

Total long-term liabilities	85.5	99.0

Commitments and contingencies
Shareholders’ deficit:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 25,557,996 and 25,455,917 shares issued and outstanding at July 11, 2010 and December 27, 2009, respectively)	0.3	0.3
Capital in excess of par value	113.5	112.3
Accumulated deficit	(117.7)	(130.3)
Accumulated other comprehensive loss	(0.1)	(0.5)

Total shareholders’ deficit	(4.0)	(18.2)

Total liabilities and shareholders’ deficit	$114.5	$116.6

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	07/11/10	07/12/09	07/11/10	07/12/09
Revenues:
Sales by company-operated restaurants	$12.1	$14.1	$28.2	$34.9
Franchise revenues	21.2	20.6	47.6	46.3
Rent and other revenues	1.0	1.0	2.3	2.4

Total revenues	34.3	35.7	78.1	83.6

Expenses:
Restaurant employee, occupancy and other expenses	6.2	7.5	14.0	18.3
Restaurant food, beverages and packaging	3.8	4.7	8.9	11.6
Rent and other occupancy expenses	0.6	0.7	1.4	1.3
General and administrative expenses	12.6	13.2	29.4	30.9
Depreciation and amortization	0.9	1.1	2.1	2.7
Other expenses (income), net	—	(2.9)	(0.1)	(2.5)

Total expenses	24.1	24.3	55.7	62.3

Operating profit	10.2	11.4	22.4	21.3
Interest expense, net	1.7	1.3	4.5	3.0

Income before income taxes	8.5	10.1	17.9	18.3
Income tax expense	1.7	3.7	5.3	6.9

Net income	$6.8	$6.4	$12.6	$11.4

Earnings per common share, basic:	$0.27	$0.25	$0.50	$0.45

Earnings per common share, diluted:	$0.26	$0.25	$0.49	$0.45

Weighted-average shares outstanding:
Basic	25.3	25.2	25.3	25.2
Diluted	25.5	25.3	25.4	25.3
See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Loss	Total
Balance at December 27, 2009	25,455,917	$0.3	$112.3	$(130.3)	$(0.5)	$(18.2)
Net income	—	—	—	12.6	—	12.6
Other comprehensive income
Derivative loss (net of income tax)	—	—	—	—	0.4	0.4

Total comprehensive income						13.0
Issuance of restricted stock awards, net of forfeitures	102,079	—	—	—	—	—
Stock-based compensation expense	—	—	1.2	—	—	1.2

Balance at July 11, 2010	25,557,996	$0.3	$113.5	$(117.7)	$(0.1)	$(4.0)

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	28 Weeks Ended
	07/11/10	07/12/09
Cash flows provided by (used in) operating activities:
Net income	$12.6	$11.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.1	2.7
Asset write-downs	0.2	0.2
Net gain on sale of assets	(0.3)	(3.0)
Deferred income taxes	0.2	0.8
Non-cash interest expense, net	1.1	0.4
Provision for credit losses	(0.2)	0.3
Stock-based compensation expense	1.2	1.0
Change in operating assets and liabilities:
Accounts receivable	0.8	0.1
Other operating assets	(0.4)	1.1
Accounts payable and other operating liabilities	(2.4)	(1.4)

Net cash provided by operating activities	14.9	13.6

Cash flows provided by (used in) investing activities:
Capital expenditures	(1.4)	(0.5)
Proceeds from dispositions of property and equipment	—	7.7
Proceeds from notes receivable and other	2.2	0.8

Net cash provided by investing activities	0.8	8.0

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	(14.9)	(3.7)
Principal payments — 2005 revolving credit facility	—	(0.5)
Other financing activities, net	(0.3)	(0.5)

Net cash used in financing activities	(15.2)	(4.7)

Net increase in cash and cash equivalents	0.5	16.9
Cash and cash equivalents at beginning of year	4.1	2.1

Cash and cash equivalents at end of quarter	$4.6	$19.0

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Description of Business
     AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (“Popeyes”). The Company operates two business segments: franchise restaurants and company-operated restaurants.
Note 2 — Significant Accounting Policies
     The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 27, 2009, which are contained in the Company’s 2009 Annual Report on Form 10-K (“2009 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:
     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 27, 2009 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of July 11, 2010 have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2009 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2009 Form 10-K.
     Use of Estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates affect the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     Reclassifications. In the accompanying condensed consolidated financial statements and in these notes, certain prior year amounts have been reclassified to conform to the current year presentation.
     The Company reclassified the “Increase in restricted cash” from “Cash flows provided by (used in) financing activities” to “Cash flows provided by (used in) operating activities” on the Condensed Consolidated Statements of Cash Flows. The impact of this reclassification decreased “Net cash provided by operating activities” and decreased “Net cash used in financing activities” by $2.2 million for the twenty-eight week period ended July 12, 2009.
     Recently Adopted Accounting Pronouncements. In 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation principles associated with variable interest entities (“VIEs”). The objective is to improve the financial reporting of companies involved with VIEs. The amendments replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additionally, a company is required to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Prior to this statement, a company was only required to reassess the status when specific events occurred. The Company adopted the new standard during the first quarter of 2010. The adoption of this standard had no impact on our financial statements.
     Recent Accounting Pronouncements That the Company Has Not Yet Adopted. Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are expected to have an immaterial impact on the financial statements upon adoption.

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Fair Value Measurements
     The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of July 11, 2010 and December 27, 2009:

	Quoted Prices in Active
	Markets for Identical	Significant Other	Significant
	Asset or Liability	Observable Inputs	Unobservable Inputs	Carrying
(In millions)	(Level 1)	(Level 2)	(Level 3)	Value

July 11, 2010
Financial Assets
Cash equivalents	$2.7	$—	$—	$2.7
Advertising cooperative assets, restricted	0.3	—	—	0.3

Total assets at fair value	$3.0	$—	$—	$3.0

Financial Liabilities
Interest rate swap agreement (Note 4)	$—	$0.1	$—	$0.1

Total liabilities at fair value	$—	$0.1	$—	$0.1

December 27, 2009
Financial Assets
Cash equivalents	$3.3	$—	$—	$3.3
Advertising cooperative assets, restricted	3.6	—	—	3.6

Total assets at fair value	$6.9	$—	$—	$6.9

Financial Liabilities
Interest rate swap agreement (Note 4)	$—	$0.1	$—	$0.1

Total liabilities at fair value	$—	$0.1	$—	$0.1

     At July 11, 2010 and December 27, 2009, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments. The Company believes the fair value of its credit facilities approximates its carrying value, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved.
Note 4 — Long-Term Debt and Other Borrowings

(In millions)	07/11/10	12/27/09
2005 Credit Facility Term loan	$63.4	$78.3
Capital lease obligations	1.5	1.6
Other notes	2.7	2.7

	67.6	82.6
Less current portion	(0.9)	(1.3)

	$66.7	$81.3

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
     Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of July 11, 2010, the Company had $1.3 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $46.7 million.

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
     As of July 11, 2010, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility. As of July 11, 2010, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 7.2% taking into consideration the Company’s interest rate swap agreements.
     Interest Rate Swap Agreements. In accordance with the 2005 Credit Facility, the Company uses interest rate swaps to fix the interest rate exposure on a portion of its outstanding term loan. As interest rate swaps are terminated, the effective portion of the termination loss is amortized as interest expense over the unexpired term of the swap. The mark to market value of the interest rate swap agreements were $0.1 million at July 11, 2010 and December 27, 2009 and are shown on the Condensed Consolidated Balance Sheets in “Deferred credits and other long-term liabilities.”
     As required by the third amendment and restatement to the 2005 Credit Facility, on September 10, 2009, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 7.40%. The term of the swap agreements expires August 31, 2011.
     The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges. The fair value gain or loss on the interest rate swaps is included as a component of the “Accumulated other comprehensive loss” (“AOCI”). The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations for the Twenty-Eight Weeks ended July 11, 2010 and July 12, 2009

				Amount of Gain
				(Loss) Reclassified
	Amount of Gain (Loss)			from AOCI to
	Recognized in AOCI			Income (effective
	(effective portion)		Location of Gain (Loss)	portion)
(In millions)	2010	2009	Reclassified from AOCI to Income	2010	2009
Interest rate swap agreements	$—	$—	Interest expense, net	$(0.6)	$(0.4)

	$—	$—		$(0.6)	$(0.4)

Note 5 — Comprehensive Income
Comprehensive income is net income plus the change in fair value of the Company’s cash flow hedge discussed in Note 4 plus derivative (gains) or losses realized in earnings during the period. The following table presents the components of comprehensive income for the twelve and twenty-eight weeks ended July 11, 2010 and July 12, 2009:

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/11/10	07/12/09	07/11/10	07/12/09
Net income	$6.8	$6.4	$12.6	$11.4
Change in fair value of interest rate swap agreements, net of income taxes	—	(0.1)	—	—
Derivative loss realized in earnings during the period, net of income taxes	0.1	0.1	0.4	0.2

Total comprehensive income	$6.9	$6.4	$13.0	$11.6

Amounts included in Accumulated other comprehensive loss for the Company’s derivative instruments are recorded net of the related income tax effects. The following table gives further detail regarding the composition of Accumulated other comprehensive loss at July 11, 2010 and December 27, 2009:

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(In millions)	07/11/10	12/27/09
Net unrealized loss on an interest rate swap agreement	$(0.1)	$(0.1)
Net unrealized loss on interest rate swaps settled in cash	—	(0.4)

Total Accumulated other comprehensive loss	$(0.1)	$(0.5)

The unrealized loss associated with the interest rate swaps settled in cash was recognized as a component of interest expense through June 30, 2010, the remaining term of the original hedge. See Note 4 for further discussion of the Company’s interest rate swap agreements.
Note 6 — Other Expenses (Income), Net

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/11/10	07/12/09	07/11/10	07/12/09
Impairments and disposals of fixed assets	$0.1	$—	$0.2	$0.2
Net gain on sale of assets	(0.1)	(2.9)	(0.3)	(3.0)
Other	—	—	—	0.3

	$—	$(2.9)	$(0.1)	$(2.5)

During the second fiscal quarter 2009, the Company completed the re-franchising of thirteen company-operated restaurants in its Atlanta, Georgia market and sold nine real estate properties in the Texas market. The Company realized combined net proceeds of approximately $7.5 million, including $0.4 million of franchise fees which are recorded as a component of “Franchise revenues” in the condensed statement of operations. The Company recognized a related net gain on the sale of the assets during the quarter of $2.8 million which is recorded as a component of “Other expenses (income), net” on the Condensed Consolidated Statements of Operations.
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
Note 8 — Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/11/10	07/12/09	07/11/10	07/12/09
Interest on debt, less capitalized amounts	$1.5	$1.2	$3.8	$2.9
Amortization and write-offs of debt issuance costs	0.1	0.2	0.5	0.4
Other debt related charges	0.1	0.1	0.3	0.3
Interest income	—	(0.2)	(0.1)	(0.6)

	$1.7	$1.3	$4.5	$3.0

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9 — Income Taxes
     The Company concluded 2004 and 2005 Federal income tax audits with the Internal Revenue Service (the “IRS”) during the second fiscal quarter 2010. As a result of concluding the audits, the Company received tax refunds of $0.7 million, including $0.1 million of interest income, recognized $0.7 million of previously unrecognized tax benefits and reversed $0.6 million of accrued interest on the uncertain positions under audit. The net impact of concluding the audits was a $1.4 million reduction in income tax expense for the twelve and twenty-eight weeks ended July 11, 2010.
     The Company’s effective tax rates for the twelve week periods ended July 11, 2010 and July 12, 2009 were 20.0% and 36.6%, respectively. The Company’s effective tax rates for the twenty-eight week periods ended July 11, 2010 and July 12, 2009 were 29.6% and 37.7%, respectively. Excluding the impact of concluding the IRS audits, the effective tax rates for the twelve and twenty-eight week periods ended July 11, 2010 were 36.5% and 37.4%, respectively, which differs from statutory rates due to adjustments to estimated tax reserves related to the current year, permanent differences and inter-period allocations.
     The amount of unrecognized tax benefits was approximately $2.4 million as of July 11, 2010 of which approximately $0.6 million, if recognized, would affect the effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of July 11, 2010 is as follows:

(In millions)
Balance as of December 27, 2009	$4.9
Gross additions related to current year	0.1
Reductions for tax positions of prior years	(2.6)

Balance as of July 11, 2010	$2.4

     The Company has unrecognized tax benefits of approximately $0.3 million which the Company would recognize within the next twelve months if the statute of limitations were to expire.
     The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions were approximately $(0.7) and $0.1 million for the twelve weeks ended July 11, 2010 and July 12, 2009, respectively. Interest and penalties on uncertain tax positions for the twenty-eight week periods ended July 11, 2010 and July 12, 2009 were $(0.6) million and $0.1 million, respectively. As of July 11, 2010 and December 27, 2009, the Company had approximately $0.5 million and $1.1 million, respectively, of accrued interest and penalties related to uncertain tax positions.
     The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2006 through 2008 are open to audit. In general, the state tax years open to audit range from 2005 through 2008.
Note 10 — Components of Earnings Per Common Share Computation

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/11/10	07/12/09	07/11/10	07/12/09
Numerator for earnings per share computation:
Net Income	$6.8	$6.4	$12.6	$11.4

Denominator for basic earnings per share — weighted average shares	25.3	25.2	25.3	25.2
Effect of dilutive share-based employee and director compensation	0.2	0.1	0.1	0.1

Denominator for diluted earnings per share	25.5	25.3	25.4	25.3

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

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
     Employee stock options with an exercise price greater than the average market price for the twelve and twenty-eight week periods ended July 11, 2010 and July 12, 2009 were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options were 0.6 million and 0.5 million for the twelve and twenty-eight week periods ended July 11, 2010 and July 12, 2009, respectively.
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

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/11/10	07/12/09	07/11/10	07/12/09
Revenues
Franchise restaurants(a)	$22.2	$21.6	$49.9	$48.7
Company-operated restaurants	12.1	14.1	28.2	34.9

	$34.3	$35.7	$78.1	$83.6

Operating profit
Franchise restaurants(b)	$10.1	$8.9	$21.6	$19.4
Company-operated restaurants	1.0	0.7	2.8	2.1

	11.1	9.6	24.4	21.5

Less unallocated expenses(c)
Depreciation and amortization	0.9	1.1	2.1	2.7
Other expenses (income), net	—	(2.9)	(0.1)	(2.5)

	$10.2	$11.4	$22.4	$21.3

Capital expenditures
Franchise operations	$0.3	$0.1	$0.5	$0.2
Company-operated restaurants	0.3	0.2	0.9	0.3

	$0.6	$0.3	$1.4	$0.5

(a)	Franchise restaurants revenues exclude 5% inter-segment royalties.

(b)	Includes inter-segment royalties for the quarter of $0.6 million in 2010 and $0.7 million in 2009. The year to date inter-segment royalties include $1.4 million in 2010 and $1.7 million in 2009.

(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

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
As of July 11, 2010, we operated and franchised 1,945 Popeyes restaurants in 44 states, the District of Columbia, 3 territories and 26 foreign countries.

	July 11,	Dec. 27,
Total Operating Restaurants as of:	2010	2009

Domestic:
Company-Operated	37	37
Franchised	1,533	1,539
International:
Franchised	375	367

Total	1,945	1,943

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
•	Build the Popeyes Brand — offer a distinctive brand and menu with superior food at affordable prices.

•	Run Great Restaurants — improve restaurant operations and Popeyes’ guest experience by delighting the guest with “service as distinctive as our food”.

•	Strengthen Unit Economics — lower restaurant operating costs and improve profitability while maintaining excellent food quality for our guests.

•	Ramp Up New Unit Growth — build more restaurants across the U.S. and abroad with superior profits and investment returns.
Management Overview of 2010 Operating Results (Second Quarter)
Our second quarter of 2010 results and highlights include the following:
•	Reported net income was $6.8 million, or $0.26 per diluted share, compared to $6.4 million, or $0.25 per diluted share, last year. Adjusted earnings per diluted share were $0.21 compared to $0.18 last year. Year-to-date adjusted earnings per diluted share were $0.44 compared to $0.39 last year. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Total system-wide sales increased 2.8% compared to a 4.9% increase last year.

•	Global same-store sales increased 0.6% compared to a 4.3% increase last year. Domestic same-store sales increased 0.4% compared to a 4.3% increase last year. International same-store sales increased 2.7% compared to a 3.9% increase in 2009.

•	The Popeyes system opened 17 restaurants and permanently closed 17 restaurants in the second quarter.

•	Year-to-date EBITDA of $24.5 million was 31.4% of total revenue, which included $0.1 million of other income, compared to EBITDA of $24.0 million, or 28.7% of total revenue, which included $2.5 million of other income last year. EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	In the second quarter, the Company recorded a tax benefit of $1.4 million, or $0.05 per diluted share, related to the completion of a federal income tax audit for years 2004 and 2005.

•	During the second quarter, outstanding debt was reduced by $8.2 million to $67.6 million.
A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions)	07/11/10	07/12/09	07/11/10	07/12/09
Sales by company-operated restaurants	$12.1	$14.1	$28.2	$34.9
Franchise revenues (a)	21.2	20.6	47.6	46.3
Other revenues	1.0	1.0	2.3	2.4

Total revenues	$34.3	$35.7	$78.1	$83.6

Operating profit	$10.2	$11.4	$22.4	$21.3
Net income	$6.8	$6.4	$12.6	$11.4

Global system-wide sales increase	2.8%	4.9%	2.4%	2.8%

Same-store sales increase (decrease) (b)
Company-operated restaurant segment	0.3%	1.8%	0.2%	(1.8)%
Domestic franchised restaurants	0.4%	4.4%	(0.1)%	1.8%

Total domestic (company-operated and franchised restaurants)	0.4%	4.3%	(0.1)%	1.7%
International franchised restaurants	2.7%	3.9%	1.9%	4.4%

Total global system	0.6%	4.3%	0.1%	1.9%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	37	51	37	55
New restaurant openings	—	—	—	—
Unit conversions, net	—	(13)	—	(16)
Permanent closings	—	(1)	—	(2)
Temporary (closings)/re-openings, net	—	—	—	—

Restaurants at the end of second quarter	37	37	37	37

Franchised restaurants (domestic and international)
Restaurants at beginning of period	1,907	1,858	1,906	1,867
New restaurant openings	17	16	34	30
Unit conversions, net	—	13	—	16
Permanent closings	(17)	(21)	(29)	(51)
Temporary (closings)/re-openings, net	1	2	(3)	6

Restaurants at the end of second quarter	1,908	1,868	1,908	1,868

Total system restaurants	1,945	1,905	1,945	1,905

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the second quarter of 2010 and 2009, franchisee sales, as reported by our franchisees, were approximately $426.4 million and $412.2 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

2010 Same-Store Sales — Second Quarter
Global same-store sales increased 0.6% compared to a 4.3% increase in 2009. Total domestic same-store sales increased 0.4% compared to a 4.3% increase last year, an improvement over the 0.4% decrease in the first quarter. The second quarter increase was primarily due to the strong sales performance of the Company’s new product introduction of Popeyes Wicked Chicken. According to independent data, Popeyes’ second quarter domestic same-store sales outpaced the chicken QSR category for the ninth consecutive quarter. Through the remainder of 2010, Popeyes’ efforts will be focused on offering its guests the brand’s distinctive products at compelling value to drive traffic into the restaurants.
International same-store sales increased 2.7% compared to a 3.9% increase in 2009. The increase was due primarily to strong sales in Canada, Turkey and overseas U.S. military bases, partially offset by negative performance in Latin America, Korea and the Middle East. To address the softer sales in certain international markets, the Company will continue to shift its marketing focus to value promotions to drive traffic into the restaurants.
Looking Forward to the Remainder of 2010
Given its year-to-date same-store sales performance, the Company now projects that its global same-store sales for fiscal 2010 will be in the range of zero to positive 2.0%, an increase from the Company’s previous guidance of negative 1.0% to positive 2.0%.
Popeyes now expects its global new openings to be in the range of 120-130 restaurants, an increase from previous guidance of 110-130 restaurants. Consistent with prior years, many of these new openings are expected to occur in December. Due to improved restaurant performance and a favorable year-to-date restaurant closure rate, the Company now expects its closures to be 80-90 restaurants resulting in 30-50 net restaurant openings, compared to previous guidance of approximately 100 restaurant closures and 10-30 net restaurant openings. Popeyes restaurant closures typically have sales significantly lower than the system average.
The Company continues to expect its fiscal 2010 General and administrative expense rate will be consistent with last year’s rate of 3.1-3.2% of system-wide sales, among the lowest in the restaurant industry. The Company will continue to invest in its international business and core initiatives of the Company’s Strategic Plan. This includes new product innovation to drive traffic, operational tools and training to improve the guest experience, and productivity initiatives to strengthen restaurant profitability.
The Company now expects 2010 adjusted earnings per diluted share to be $0.75-$0.79, an increase from previous guidance of $0.73-$0.77 per diluted share. The Company calculates adjusted earnings per diluted share by excluding its year-to-date tax benefit of $1.4 million or $0.05 per diluted share. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
Long-Term Guidance
Consistent with previous guidance, over the course of the next five years, the Company believes the execution of its strategic plan will deliver on an average annualized basis the following results: same-store sales growth of 1 to 3%; net new unit growth of 4 to 6%; and earnings per diluted share growth of 13 to 15%.
Comparisons of the Second Quarter for 2010 and 2009
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $12.1 million in the second quarter of 2010, a $2.0 million decrease from the second quarter of 2009. The decrease was primarily due to the successful refranchising of 13 company-operated restaurants in the Atlanta market during 2009.

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
Franchise revenues were $21.2 million in the second quarter of 2010, a $0.6 million increase from the second quarter of 2009. The increase was primarily due to an increase in royalty revenue from new franchised restaurants.
Other Revenues
Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees. Other revenues were $1.0 million in the second quarter of 2010 and 2009.
Company-operated Restaurant Expenses
Company-operated restaurant expenses were $10.0 million in the second quarter of 2010, a decrease of $2.2 million from the same period in 2009. Company-operated restaurant expenses consist of “Restaurant food, beverage and packaging” and “Restaurant employee, occupancy and other expenses”. The decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Company-operated restaurant expenses as a percentage of sales were 3.9 percentage points better than the second quarter of last year. This improvement was primarily a result of lower food cost, primarily attributable to successful renegotiation of vendor contracts, restaurant efficiency initiatives, declines in commodity costs, and the re-franchising of lower performing company-operated restaurants.
Rent and Other Occupancy Expenses
Rent and other occupancy expenses associated with properties leased or sub-leased to franchisees or other third parties were $0.6 million in the second quarter of 2010, a $0.1 million decrease from the second quarter of 2009.
General and Administrative Expenses
General and administrative expenses were $12.6 million, or 2.9% of system-wide sales, compared to $13.2 million, or 3.1% of system-wide sales, last year. This improvement was primarily attributable to a $1.4 million decrease in planned national media advertising expenses, partially offset by $1.0 million of higher attorney fees and expenses. These expenses were associated with settlement of litigation initiated by the Company which resulted in renegotiation of a long-term supply agreement with a key supplier of Popeyes proprietary ingredients and products.
General and administrative expenses as a percent of system-wide sales were lower than the Company’s full year guidance due to timing of expenses. The Company expects to apply these expenses over the next two quarters and that its general and administrative expenses for fiscal 2010 will be in the range of 3.1-3.2% of system-wide sales, among the lowest in the restaurant industry.
Depreciation and Amortization
Depreciation and amortization was $0.9 million in the second quarter of 2010, a $0.2 million decrease from the second quarter of 2009. The decrease was principally due to certain information technology assets fully depreciated in 2009.
Interest Expense, Net
Interest expense, net was $1.7 million in the second quarter of 2010, a $0.4 million increase from the second quarter of 2009 resulting primarily from higher average interest rates on debt and amortization fees expensed in connection with the third amendment and restatement of the 2005 Credit Facility, partially offset by lower average debt balances as compared to 2009. Interest expense, net includes $0.4 million of non-cash charges related to amortization of bank fees and interest rate swap costs compared to $0.5 million last year.

Income Tax Expense
Income tax expense was $1.7 million in the twelve weeks ended July 11, 2010 compared to $3.7 million in 2009. Our effective tax rates were 20.0% and 36.6% in 2010 and 2009, respectively. In the second quarter, the Company recorded a tax benefit of $1.4 million, or $0.05 per diluted share, related to the completion of a federal income tax audit for years 2004 and 2005. Excluding the tax benefit, the effective tax rate would have been 36.5% for the second quarter, which differs from statutory rates due to adjustments to estimated tax reserves related to the current year, other permanent differences and inter-period allocations.
Comparisons of the Twenty-Eight Weeks Ended July 11, 2010 and July 12, 2009
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $28.2 million in the twenty-eight weeks ended July 11, 2010, a $6.7 million decrease from 2009. The decrease was primarily due to the successful refranchising of 16 company-operated restaurants in the Nashville and Atlanta markets during 2009.
Franchise Revenues
Franchise revenues were $47.6 million in the twenty-eight weeks ended July 11, 2010, a $1.3 million increase from 2009. The increase was primarily due to an increase in royalty revenue from new franchised restaurants.
Other Revenues
Other revenues are principally composed of rental income associated with properties leased or subleased to franchisees. Other revenues were $2.3 million in the twenty-eight weeks ended July 11, 2010, a $0.1 million decrease from 2009.
Company-operated Restaurant Expenses
Company-operated restaurant expenses were $22.9 million in the twenty-eight weeks ended July 11, 2010, a decrease of $7.0 million from 2009. Company-operated restaurant expenses consist of “Restaurant food, beverage and packaging” and “Restaurant employee, occupancy and other expenses”. The decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Company-operated restaurant expenses as a percentage of sales in the twenty-eight weeks ended July 11, 2010 were 4.5 percentage points better than last year. This improvement was a result of lower food costs primarily attributable to successful renegotiation of vendor contracts, restaurant efficiency initiatives, declines in commodity costs and the re-franchising of lower performing company-operated restaurants.
Rent and Other Occupancy Expenses
Rent and other occupancy expenses associated with properties leased or sub-leased to franchisees or other third parties were $1.4 million in the twenty-eight weeks ended July 11, 2010, a $0.1 million increase from 2009.
General and Administrative Expenses
General and administrative expenses were $29.4 million in the twenty-eight weeks ended July 11, 2010, a $1.5 million decrease from 2009. The decrease was primarily due to a $3.0 million decrease in national media advertising expenses and a $0.5 million lower provision for credit losses partially offset by a $1.0 million increase in attorney fees and expenses, and an $0.8 million increase in other expenses and business conference costs relating to the hosting of our international franchise conference in February 2010. The attorney fees and expenses were associated with litigation initiated by the company which resulted in settlement and the renegotiation of a long-term supply agreement with a key supplier of proprietary ingredients and products during the second quarter of 2010.
General and administrative expenses were approximately 3.0% and 3.2% of system-wide sales in the twenty-eight week periods ended July 11, 2010 and July 12, 2009, respectively.
Depreciation and Amortization
Depreciation and amortization was $2.1 million in the twenty-eight weeks ended July 11, 2010, a $0.6 million decrease from 2009. The decrease was principally due to certain information technology assets fully depreciated in 2009.

Interest Expense, Net
Interest expense, net was $4.5 million in the twenty-eight weeks ended July 11, 2010, a $1.5 million increase from 2009 resulting primarily from higher average interest rates on debt and amortization fees expensed in connection with the third amendment and restatement of the 2005 Credit Facility, partially offset by lower average debt balances as compared to 2009. Interest expense, net in the twenty-eight weeks ended July 11, 2010, includes $1.2 million of non-cash charges related to amortization of bank fees and interest rate swap costs compared to $1.0 million last year.
Income Tax Expense
Income tax expense was $5.3 million in the twenty-eight weeks ended July 11, 2010, compared to $6.9 million in 2009. Our effective tax rates were 29.6%, and 37.7% in 2010 and 2009, respectively. In the second quarter, the Company recorded a tax benefit of $1.4 million, or $0.05 per diluted share, related to the completion of a federal income tax audit for years 2004 and 2005. Excluding the tax benefit, the effective tax rate would have been 37.4% year to date which differs from statutory rates due to adjustments to estimated tax reserves related to the current year, other permanent differences and inter-period allocations. Excluding the tax benefit, we expect the effective tax rate will be in the range of 37 to 38% in 2010.
Liquidity and Capital Resources
We finance our business activities primarily with:
•	cash flows generated from our operating activities, and

•	borrowings under our 2005 Credit Facility.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $14.9 million and $13.6 million for the twenty-eight weeks ended July 11, 2010 and July 12, 2009, respectively. See our Condensed Consolidated Statements of Cash Flows in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $4.6 million available as of July 11, 2010), and available borrowings under our 2005 Credit Facility (approximately $46.7 million available as of July 11, 2010), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:
•	reinvestment in our core business activities that promote our strategic initiatives,

•	reduction of long-term debt, and

•	repurchase shares of our common stock.
Our investment in core business activities includes our obligation to maintain our company-operated restaurants and provide marketing plans and operations support to our franchise system.
Under the terms of the Company’s 2005 Credit Facility, at the end of each fiscal year the Company is subject to mandatory prepayments on term loan borrowings of Consolidated Excess Cash Flow, as defined in the 2005 Credit Facility, less the amount of (1) any voluntary prepayments and (2) the amount by which the revolving loan commitments are permanently reduced in connection with repayments and mandatory prepayments of the revolving loans under the 2005 Credit Facility, when the Company’s Total Leverage Ratio equals or exceeds specified amounts, as defined in the 2005 Credit Facility. During the second quarter of 2010, we paid principal on term loan borrowing in the amount of $8.2 million, including $8.0 million of voluntary payments and scheduled principal payments of $0.2 million. The total principal payments for the twenty-eight weeks ending July 11, 2010 were $14.9 million. As of July 11, 2010, there were no amounts outstanding under the revolving credit facility.
Pursuant to the 2005 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of ≤ 3.00 to 1.0 through the first quarter of 2012 and ≤ 2.75 to 1.0 thereafter. As of July 11, 2010, the Company’s Total Leverage Ratio was 1.47 to 1.0.
The Company did not repurchase any shares of its common stock during the second quarter of 2010. As of July 11, 2010, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $38.9 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $47.3 million for the remainder of 2010.

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
Contractual Obligations
The Company’s material contractual obligations are summarized and included in our 2009 Form 10-K. During the quarter ended July 11, 2010, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2009 Form 10-K.
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
During the twenty-eight week period ended July 11, 2010, we invested approximately $1.4 million in various capital projects, including approximately $0.5 million in restaurant reimage projects, $0.4 million of software and computer equipment and approximately $0.5 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities, equipment and other corporate office assets.
During the twenty-eight week period ended July 12, 2009, we invested approximately $0.5 million in various capital projects, including approximately $0.1 million in new restaurant site modeling software and approximately $0.4 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities, equipment and other corporate assets.
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

Management’s Use of Non-GAAP Financial Measures
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
Adjusted earnings per diluted share: Calculation and Definition
The Company defines adjusted earnings per diluted share for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of (i) other income, net (which for second quarter 2010 includes $0.1 million for impairments and disposals of fixed assets and $0.1 million for net gain on sales of assets; and for second quarter year-to-date 2010 includes $0.2 million for impairments and disposals of fixed assets and $0.3 million for net gain on sales of assets; and for second quarter 2009 includes $2.9 million for net gain on sales of assets; and for second quarter year-to-date 2009 includes $0.2 million for impairments and disposals of fixed assets, $3.0 million for net gain on sales of assets, and $0.3 million for other costs), (ii) the tax effect of these adjustments, and (iii) the tax audit benefit. Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for second quarter 2010, second quarter year-to-date of 2010, second quarter 2009, and second quarter year-to-date of 2009, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to adjusted earnings per diluted share:

(In millions,	Q2 2010	Q2 2009	Year-to-date	Year-to-date
except per share data)			7/11/2010	7/12/2009

Net income	$6.8	$6.4	$12.6	$11.4

Other expense (income), net	—	$(2.9)	$(0.1)	$(2.5)

Tax effect	—	$1.1	$0.1	$0.9

Tax audit benefit	($1.4)	—	($1.4)	—

Adjusted net income	$5.4	$4.6	$11.2	$9.8

Adjusted earnings per diluted share	$0.21	$0.18	$0.44	$0.39

Weighted-average diluted shares outstanding	25.5	25.3	25.4	25.3

EBITDA: Calculation and Definition
The Company defines EBITDA as “earnings before interest expense, taxes, depreciation and amortization”. The following table reconciles on a historical basis for second quarter year-to-date of 2010 and second quarter year-to-date of 2009, the Company’s earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to EBITDA:

	Year-to-date	Year-to-date
(In millions)	7/11/2010	7/12/2009

Net income	$12.6	$11.4

Interest expense, net	$4.5	$3.0

Income tax expense	$5.3	$6.9

Depreciation and amortization	$2.1	$2.7

EBITDA	$24.5	$24.0

Total Revenue	$78.1	$83.6

EBITDA as a percentage of Total Revenue (EBITDA margin)	31.4%	28.7%

Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s planned implementation of its strategic plan, the Company’s plan to own and operate its current company-operated restaurants, projections and expectations regarding same-store sales for fiscal 2010 and beyond, the Company’s ability to improve restaurant level margins, guidance for new restaurant openings and closures, and the Company’s anticipated 2010 and long-term performance, including projections regarding general and administrative expenses, and net earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our credit facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our credit facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2009 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the twelve weeks ended July 11, 2010 and July 12, 2009, foreign-sourced revenues represented approximately 7.0% and 5.2%, respectively, of our total revenues. All other things being equal, for the quarter ended July 11, 2010, operating profit would have decreased by approximately $0.2 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of July 11, 2010, approximately $0.9 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 26 foreign countries with approximately 30% of our revenues from international royalties originating from restaurants in Korea and Canada.
Interest Rate Risk With Respect to our 2005 Credit Facility. We have market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 11, 2010, we had outstanding borrowings under our 2005 Credit Facility of $63.4 million.
As required by the third amendment and restatement to the 2005 Credit Facility, on September 10, 2009, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 7.4%. The term of the swap agreements expires August 31, 2011.
As of July 11, 2010, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreements, was approximately 7.2%. The impact on our annual results of operations of a hypothetical one-point interest rate change above the LIBOR floor of 2.5% on the outstanding borrowings under the 2005 Credit Facility would be approximately $0.3 million, taking into account our interest rate swap agreements.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. During the second quarter of 2010, the Company did not repurchase any shares of its common stock. As of July 11, 2010, the remaining shares that may be repurchased under the program were approximately $38.9 million.
Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $47.3 million for the remainder of fiscal 2010.

Item 6. Exhibits
(a) Exhibits

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 10.1**	Royalty and Supply Agreement dated July 15, 2010 between the Company and Diversified Seasoning, Inc.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 10 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

**	Certain information contained in this document has been omitted and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.
Date: August 18, 2010	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)