Form 10-Q
period 2010-10-03
AFC ENTERPRISES INC
filed 2010-11-10
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2010
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
Yes ☐      No ☑
     As of October 31, 2010 there were 25,606,205 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	10/03/10	12/27/09
ASSETS
Current assets:
Cash and cash equivalents	$11.8	$4.1
Accounts and current notes receivable, net	5.4	9.1
Other current assets	3.8	3.9
Advertising cooperative assets, restricted	15.7	16.0

Total current assets	36.7	33.1

Long-term assets:
Property and equipment, net	21.0	21.5
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	47.2	47.6
Other long-term assets, net	2.0	3.3

Total long-term assets	81.3	83.5

Total assets	$118.0	$116.6

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3.6	$4.8
Other current liabilities	10.1	13.7
Current debt maturities	0.9	1.3
Advertising cooperative liabilities	15.7	16.0

Total current liabilities	30.3	35.8

Long-term liabilities:
Long-term debt	66.4	81.3
Deferred credits and other long-term liabilities	18.3	17.7

Total long-term liabilities	84.7	99.0

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 25,606,205 and 25,455,917 shares issued and outstanding at October 3, 2010 and December 27, 2009, respectively)	0.3	0.3
Capital in excess of par value	114.6	112.3
Accumulated deficit	(111.8)	(130.3)
Accumulated other comprehensive loss	(0.1)	(0.5)

Total shareholders’ equity (deficit)	3.0	(18.2)

Total liabilities and shareholders’ equity (deficit)	$118.0	$116.6

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	10/03/10	10/04/09	10/03/10	10/04/09
Revenues:
Sales by company-operated restaurants	$12.3	$11.3	$40.5	$46.2
Franchise revenues	20.8	19.5	68.4	65.8
Rent and other revenues	1.0	1.1	3.3	3.5

Total revenues	34.1	31.9	112.2	115.5

Expenses:
Restaurant employee, occupancy and other expenses	6.2	5.9	20.2	24.2
Restaurant food, beverages and packaging	4.0	3.7	12.9	15.3
Rent and other occupancy expenses	0.1	0.6	1.5	1.9
General and administrative expenses	12.3	12.0	41.7	42.9
Depreciation and amortization	0.9	0.9	3.0	3.6
Other expenses (income), net	—	(0.1)	(0.1)	(2.6)

Total expenses	23.5	23.0	79.2	85.3

Operating profit	10.6	8.9	33.0	30.2
Interest expense, net	1.4	3.5	5.9	6.5

Income before income taxes	9.2	5.4	27.1	23.7
Income tax expense	3.3	2.0	8.6	8.9

Net income	$5.9	$3.4	$18.5	$14.8

Earnings per common share, basic:	$0.23	$0.13	$0.73	$0.58

Earnings per common share, diluted:	$0.23	$0.13	$0.73	$0.58

Weighted-average shares outstanding:
Basic	25.3	25.3	25.3	25.2
Diluted	25.5	25.4	25.5	25.4
See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Loss	Total
Balance at December 27, 2009	25,455,917	$0.3	$112.3	$(130.3)	$(0.5)	$(18.2)
Net income	—	—	—	18.5	—	18.5
Other comprehensive income

Derivative loss realized in earnings during the period (net of tax impact of $0.2 million)	—	—	—	—	0.4	0.4

Total comprehensive income						18.9

Issuance of common stock under stock option plans	50,908	—	0.5	—	—	0.5
Issuance of restricted stock awards, net of forfeitures	99,380	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	—	1.9	—	—	1.9

Balance at October 3, 2010	25,606,205	$0.3	$114.6	$(111.8)	$(0.1)	$3.0

See accompanying notes to condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	40 Weeks Ended
	10/03/10	10/04/09
Cash flows provided by (used in) operating activities:
Net income	$18.5	$14.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3.0	3.6
Asset write-downs	0.3	0.2
Net gain on sale of assets	(0.4)	(3.1)
Deferred income taxes	1.0	0.9
Non-cash interest expense, net	1.2	1.4
Provision for credit losses	(0.2)	1.1
Stock-based compensation expense	1.9	1.4
Change in operating assets and liabilities:
Accounts receivable	1.9	(1.0)
Other operating assets	(0.3)	1.8
Accounts payable and other operating liabilities	(4.5)	(3.2)

Net cash provided by operating activities	22.4	17.9

Cash flows provided by (used in) investing activities:
Capital expenditures	(2.3)	(0.8)
Proceeds from dispositions of property and equipment	—	7.7
Proceeds from notes receivable and other	2.5	11.0

Net cash provided by investing activities	0.2	17.9

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	(15.0)	(29.9)
Principal payments — 2005 revolving credit facility	—	(0.5)
Issuance of stock from options plan	0.5	—
Debt issuance cost	—	(1.8)
Other financing activities, net	(0.4)	(0.7)

Net cash used in financing activities	(14.9)	(32.9)

Net increase in cash and cash equivalents	7.7	2.9
Cash and cash equivalents at beginning of year	4.1	2.1

Cash and cash equivalents at end of quarter	$11.8	$5.0

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
     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 27, 2009 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of October 3, 2010 have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2009 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2009 Form 10-K.
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
     The Company reclassified the “Increase in restricted cash” from “Cash flows provided by (used in) financing activities” to “Cash flows provided by (used in) operating activities”’ on the Condensed Consolidated Statements of Cash Flows. The impact of this reclassification decreased “Net cash provided by operating activities” and decreased “Net cash used in financing activities” by $1.2 million for the forty week period ended October 4, 2009.
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

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Fair Value Measurements
     The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of October 3, 2010 and December 27, 2009:

	Quoted Prices in Active		Significant
	Markets for Identical	Significant Other	Unobservable
	Asset or Liability	Observable Inputs	Inputs	Carrying
(In millions)	(Level 1)	(Level 2)	(Level 3)	Value

October 3, 2010
Financial Assets
Cash equivalents	$11.4	$—	$—	$11.4
Advertising cooperative assets, restricted	0.3	—	—	0.3

Total assets at fair value	$11.7	$—	$—	$11.7

Financial Liabilities
Interest rate swap agreement (Note 4)	$—	$0.1	$—	$0.1

Total liabilities at fair value	$—	$0.1	$—	$0.1

December 27, 2009
Financial Assets
Cash equivalents	$3.3	$—	$—	$3.3
Advertising cooperative assets, restricted	3.6	—	—	3.6

Total assets at fair value	$6.9	$—	$—	$6.9

Financial Liabilities
Interest rate swap agreement (Note 4)	$—	$0.1	$—	$0.1

Total liabilities at fair value	$—	$0.1	$—	$0.1

     At October 3, 2010 and December 27, 2009, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments. The Company believes the fair value of its credit facilities approximates its carrying value, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved.
Note 4 — Long-Term Debt and Other Borrowings

(In millions)	10/03/10	12/27/09
2005 Credit Facility Term loan	$63.3	$78.3
Capital lease obligations	1.4	1.6
Other notes	2.6	2.7

	67.3	82.6
Less current portion	(0.9)	(1.3)

	$66.4	$81.3

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
     Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2005 Credit Facility. As of October 3, 2010, the Company had $1.0 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $47.0 million.

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
     As of October 3, 2010, the Company was in compliance with the financial and other covenants of the 2005 Credit Facility. As of October 3, 2010, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility was 7.2% taking into consideration its interest rate swap agreements.
     Interest Rate Swap Agreements. In accordance with the 2005 Credit Facility, the Company uses interest rate swaps to fix the interest rate exposure on a portion of its outstanding term loan. As interest rate swaps are terminated, the effective portion of the termination loss is amortized as interest expense over the unexpired term of the swap. The mark to market value of the interest rate swap agreements were $0.1 million at October 3, 2010 and December 27, 2009 and are shown on the Condensed Consolidated Balance Sheets in “Deferred credits and other long-term liabilities”.
     As required by the third amendment and restatement to the 2005 Credit Facility, on September 10, 2009, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 7.40%. The term of the swap agreements expires August 31, 2011.
     The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges. The fair value gain or loss on the interest rate swaps is included as a component of the Accumulated other comprehensive loss (“AOCI”). The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations for the Forty Weeks ended October 3, 2010 and October 4, 2009

				Amount of Gain
				(Loss) Reclassified
	Amount of Gain (Loss)			from AOCI to
	Recognized in AOCI			Income (effective
	(effective portion)		Location of Gain (Loss)	portion)
(In millions)	2010	2009	Reclassified from AOCI to Income	2010	2009
Interest rate swap agreements	$—	$(0.1)	Interest expense, net	$(0.6)	$(0.8)

	$—	$(0.1)		$(0.6)	$(0.8)

Note 5 — Comprehensive Income
Comprehensive income is net income plus the change in fair value of the Company’s cash flow hedge discussed in Note 4 plus derivative (gains) or losses realized in earnings during the period. The following table presents the components of comprehensive income for the twelve and forty weeks ended October 3, 2010 and October 4, 2009:

(In millions)	12 Weeks Ended		40 Weeks Ended
	10/03/10	10/04/09	10/03/10	10/04/09
Net income	$5.9	$3.4	$18.5	$14.8
Change in fair value of interest rate swap agreements, net of income taxes	—	(0.1)	—	(0.1)
Derivative loss realized in earnings during the period, net of income taxes	—	0.3	0.4	0.5

Total comprehensive income	$5.9	$3.6	$18.9	$15.2

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Amounts included in Accumulated other comprehensive loss for the Company’s derivative instruments are recorded net of the related income tax effects. The following table gives further detail regarding the composition of AOCI at October 3, 2010 and December 27, 2009:

(In millions)	10/03/10	12/27/09
Net unrealized loss on an interest rate swap agreement	$(0.1)	$(0.1)
Net unrealized loss on interest rate swaps settled in cash	—	(0.4)

Total accumulated other comprehensive loss	$(0.1)	$(0.5)

The unrealized loss associated with the interest rate swaps settled in cash was recognized as a component of “Interest expense, net” through June 30, 2010, the remaining term of the original hedge. See Note 4 for further discussion of the Company’s interest rate swap agreements.
Note 6 — Other Expenses (Income), Net

(In millions)	12 Weeks Ended		40 Weeks Ended
	10/03/10	10/04/09	10/03/10	10/04/09
Impairments and disposals of fixed assets	$0.1	$—	$0.3	$0.2
Net gain on sale of assets	(0.1)	(0.1)	(0.4)	(3.1)
Other	—	—	—	0.3

	$—	$(0.1)	$(0.1)	$(2.6)

During the forty weeks ended October 4, 2009, the Company completed the re-franchising of sixteen company-operated restaurants in its Atlanta, Georgia and Nashville, Tennessee markets and sold nine real estate properties in the Texas market. The Company realized combined net proceeds of approximately $8.6 million, including $0.5 million of franchise fees which are recorded as a component of “Franchise revenues” in the condensed statement of operations. The Company recognized a related net gain on the sale of the assets of $2.8 million which is recorded as a component of “Other expenses (income), net” on the Condensed Consolidated Statements of Operations.
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
Note 8 — Interest Expense, Net

(In millions)	12 Weeks Ended		40 Weeks Ended
	10/03/10	10/04/09	10/03/10	10/04/09
Interest on debt, less capitalized amounts	$1.2	$1.6	$5.0	$4.5
Amortization and write-offs of debt issuance costs	0.2	0.1	0.7	0.5
Other debt related charges	0.1	0.1	0.4	0.4
Costs associated with the amendment and restatement to the 2005 Credit Facility	—	1.9	—	1.9
Interest income	(0.1)	(0.2)	(0.2)	(0.8)

	$1.4	$3.5	$5.9	$6.5

Note 9 — Income Taxes
     The Company concluded its 2004 and 2005 Federal income tax audits with the Internal Revenue Service (the “IRS”) during the second fiscal quarter 2010. As a result of concluding the audits, the Company received tax refunds of $0.7 million, including $0.1 million of interest income, recognized $0.7 million of previously unrecognized tax benefits and reversed $0.6 million of accrued interest on the uncertain positions under audit. The net impact of concluding the audits was a $1.4 million reduction in income tax expense for the forty weeks ended October 3, 2010.

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
     The Company’s effective tax rates for the twelve week periods ended October 3, 2010 and October 4, 2009 were 35.9% and 37.0% respectively. The Company’s effective tax rates for the forty week periods ended October 3, 2010 and October 4, 2009 were 31.7% and 37.6%, respectively. Excluding the impact of concluding the IRS audits, the effective tax rates for the forty week period ended October 3, 2010 was 36.9% which differs from statutory rates due to adjustments to estimated tax reserves related to the current year, permanent differences and inter-period allocations.
The amount of unrecognized tax benefits was approximately $2.2 million as of October 3, 2010 of which approximately $0.5 million, if recognized, would affect the effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of October 3, 2010 is as follows:

(In millions)

Balance as of December 27, 2009	$4.9
Gross additions related to current year	0.1
Reductions for tax positions of prior years	(2.8)

Balance as of October 3, 2010	$2.2

     The Company has unrecognized tax benefits of approximately $0.2 million which the Company would recognize within the next twelve months if the statute of limitations were to expire.
     The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2007 through 2009 are open to audit. In general, the state tax years open to audit range from 2005 through 2009.
Note 10 — Components of Earnings Per Common Share Computation

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/03/10	10/04/09	10/03/10	10/04/09
Numerator for earnings per share computation:
Net Income	$5.9	$3.4	$18.5	$14.8

Denominator for basic earnings per share — weighted average shares	25.3	25.3	25.3	25.2
Effect of dilutive share-based employee and director compensation	0.2	0.1	0.2	0.2

Denominator for diluted earnings per share	25.5	25.4	25.5	25.4

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
     Employee stock options with an exercise price greater than the average market price for the twelve and forty week periods ended October 3, 2010 and October 4, 2009 were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options were $0.5 million for the twelve and forty week periods ended October 3, 2010 and $0.6 million for the twelve and forty weeks ended October 4, 2009.

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/03/10	10/04/09	10/03/10	10/04/09
Revenues
Franchise restaurants(a)	$21.8	$20.6	$71.7	$69.3
Company-operated restaurants	12.3	11.3	40.5	46.2

	$34.1	$31.9	$112.2	$115.5

Operating profit
Franchise restaurants(b)	$10.5	$9.0	$32.1	$28.4
Company-operated restaurants	1.0	0.7	3.8	2.8

	11.5	9.7	35.9	31.2
Less unallocated expenses(c)
Depreciation and amortization	0.9	0.9	3.0	3.6
Other expenses (income), net	—	(0.1)	(0.1)	(2.6)

	$10.6	$8.9	$33.0	$30.2

Capital expenditures
Franchise operations	$0.2	$0.2	$0.7	$0.4
Company-operated restaurants	0.7	0.1	1.6	0.4

	$0.9	$0.3	$2.3	$0.8

(a)	Franchise restaurants revenues exclude 5% inter-segment royalties.

(b)	Includes inter-segment royalties for the quarter of $0.6 million in 2010 and 2009. The year to date inter-segment royalties include $2.0 million in 2010 and $2.3 million in 2009.

(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

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
As of October 3, 2010, we operated and franchised 1,949 Popeyes restaurants in 44 states, the District of Columbia, three territories and 26 foreign countries.

	Oct. 3,	Dec. 27,
Total Operating Restaurants as of:	2010	2009

Domestic:
Company-Operated	37	37
Franchised	1,533	1,539
International:
Franchised	379	367

Total	1,949	1,943

Our Business Strategy
Our business strategy, announced at the beginning of 2008, capitalizes on our strengths as a highly franchised restaurant system. The model provides diverse and reliable earnings with steady cash flow, and low capital spending requirements.
Our strategic plan is built on the foundation of aligning and collaborating with our stakeholders, and is focused on the following four pillars. We believe our execution of these strategies makes Popeyes more competitive and better positioned to capture market share and accelerate long-term growth as the consumer environment improves
•	Build the Popeyes Brand — offer a distinctive brand and menu with superior food at affordable prices.
•	Run Great Restaurants — improve restaurant operations and Popeyes’ guest experience by delighting the guest with “service as distinctive as our food”.
•	Strengthen Unit Economics — lower restaurant operating costs and improve profitability while maintaining excellent food quality for our guests.
•	Ramp Up New Unit Growth — build more restaurants across the U.S. and abroad with superior profits and investment returns.
Management Overview of 2010 Operating Results (Third Quarter)
Our third quarter of 2010 results and highlights include the following:
•	Reported net income was $5.9 million, or $0.23 per diluted share, compared to $0.13 per diluted share last year. Adjusted earnings per diluted share were $0.23, compared to $0.18 last year. Year-to-date, adjusted earnings per diluted share were $0.68 compared to $0.57 last year. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Total system-wide sales increased 8.2% compared to a 0.5% increase in 2009.

•	Global same-store sales increased 5.2% compared to a 0.3% decrease last year. Total domestic same-store sales increased 5.3% compared to a 0.3% decrease last year. The Company’s same-store sales performance reflects its successful Bonafide® bone-in chicken value offerings in the third quarter and represented a promotional timing shift from last year when the Company ran similar offerings in the second quarter. International same-store sales increased 4.3% compared to a 1.0% decrease in 2009.

•	Company-operated restaurants operating profit margin was 17.1% of sales, an increase of 210 basis points over last year. This improvement was primarily due to higher same-store sales. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	The Popeyes system opened 24 restaurants and permanently closed 18 restaurants, resulting in 6 net openings.

•	Year-to-date EBITDA of $36.0 million was 32.1% of total revenues, which included $0.1 million of other income, compared to EBITDA last year of $33.8 million, at 29.3% of total revenues, which included $2.6 million of other income. EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions)	10/03/10	10/04/09	10/03/10	10/04/09
Sales by company-operated restaurants	$12.3	$11.3	$40.5	$46.2
Franchise revenues (a)	20.8	19.5	68.4	65.8
Rent and other revenues	1.0	1.1	3.3	3.5

Total revenues	$34.1	$31.9	$112.2	$115.5

Operating profit	$10.6	$8.9	$33.0	$30.2
Net income	$5.9	$3.4	$18.5	$14.8

Global system-wide sales increase	8.2%	0.5%	4.1%	2.1%

Same-store sales increase (decrease) (b)
Company-operated restaurant segment	8.5%	3.0%	2.6%	(0.6)%
Domestic franchised restaurants	5.2%	(0.4)%	1.5%	1.2%

Total domestic (company-operated and franchised restaurants)	5.3%	(0.3)%	1.5%	1.1%
International franchised restaurants	4.3%	(1.0)%	2.7%	2.7%

Total global system	5.2%	(0.3)%	1.6%	1.3%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	37	37	37	55
New restaurant openings	—	—	—	—
Unit conversions, net	—	—	—	(16)
Permanent closings	—	—	—	(2)
Temporary (closings)/re-openings, net	—	—	—	—

Restaurants at the end of third quarter	37	37	37	37

Franchised restaurants (domestic and international)
Restaurants at beginning of period	1,908	1,868	1,906	1,867
New restaurant openings	24	21	58	51
Unit conversions, net	—	—	—	16
Permanent closings	(18)	(8)	(47)	(59)
Temporary (closings)/re-openings, net	(2)	—	(5)	6

Restaurants at the end of third quarter	1,912	1,881	1912	1,881

Total system restaurants	1,949	1,918	1,949	1,918

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the third quarter of 2010 and 2009, franchisee sales, as reported by our franchisees, were approximately $426.6 million and $394.4 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.
2010 Same-Store Sales — Third Quarter
Global same-store sales increased 5.2% compared to a 0.3% decrease in 2009. Total domestic same-store sales increased 5.3% compared to a 0.3% decrease last year. The Company’s same-store sales performance reflects its successful Bonafide® bone-in chicken value offerings in the third quarter and represented a promotional timing shift from last year when the Company ran similar offerings in the second quarter. Year-to-date total domestic same-stores sales increased 1.5% compared to a 1.1% increase last year. According to independent data, Popeyes’ third quarter domestic same-store sales significantly outpaced both the QSR and chicken QSR categories by 3 and 10 percentage points, respectively. During the fourth quarter, Popeyes’ marketing efforts will remain focused on offering its guests the brand’s distinctive food at compelling value to drive traffic into the restaurants.
International same-store sales increased 4.3% compared to a 1.0% decrease in 2009. Strong sales in Canada, Turkey, Korea and Latin America were partially offset by weaker performance in the Middle East and overseas U.S. military bases. The Company’s international marketing focus will continue to increase the emphasis on value promotions to drive traffic into the restaurants and improve sales.
Looking Forward to the Remainder of 2010
Given its year-to-date same-store sales performance, the Company now projects that its global same-store sales for fiscal 2010 will be positive 2.0 to 2.5%, an increase from the Company’s previous guidance of zero to positive 2.0%.
Popeyes continues to expect its global new openings will be in the range of 120-130 restaurants. Consistent with prior years, many of these new openings are projected to occur in December. The Company now expects its closures will be approximately 70 restaurants, resulting in 50-60 net unit growth, compared to previous guidance of 30-50 net unit growth.
Additionally, the Company now expects general and administrative expenses for fiscal 2010 to be approximately 3.0% of system-wide sales, an improvement from its previous guidance of 3.1-3.2% of system-wide sales. During the fourth quarter, management now expects general and administrative expenses to be in the range of $14.0-$14.5 million, which is approximately $2.0 million, or $0.05 per diluted share, higher than the year-to-date run rate. This increase is due primarily to the timing of 2010 investment spending occurring later in the year than originally planned. This $2.0 million includes investments for new product testing, new domestic restaurant development personnel, and international personnel to support Popeyes global growth.
The Company now expects 2010 adjusted earnings per diluted share will be $0.81-$0.83, an increase from previous guidance of $0.75-$0.79 per diluted share, compared to adjusted earnings per diluted share of $0.74 last year. The Company calculates 2010 adjusted earnings per diluted share by excluding its year-to-date tax benefit of $1.4 million, or $0.05 per diluted share. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
Long-Term Guidance
Consistent with previous guidance, over the course of the next five years, the Company believes the execution of its strategic plan will deliver on an average annualized basis the following results: same-store sales growth of 1 to 3%; net new unit growth of 4 to 6%; and earnings per diluted share growth of 13 to 15%.
Comparisons of the Third Quarter for 2010 and 2009
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $12.3 million in the third quarter of 2010, a $1.0 million increase from the third quarter of 2009. The increase was primarily due to the positive same-store sales experienced at company-operated restaurants.

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
Franchise revenues were $20.8 million in the third quarter of 2010, a $1.3 million increase from the third quarter of 2009. The increase was primarily due to an increase in royalty revenue from positive same-store sales and new franchised restaurants.
Rent and Other Revenues
Rent and other revenues are principally composed of rental income associated with properties leased or subleased to franchisees. Rent and other revenues were $1.0 million and $1.1 million in the third quarter of 2010 and 2009, respectively.
Company-operated Restaurant Expenses
Company-operated restaurant expenses were $10.2 million in the third quarter of 2010, an increase of $0.6 million from the same period in 2009. Company-operated restaurant expenses consist of “Restaurant food, beverage and packaging” and “Restaurant employee, occupancy and other expenses”. The increase was principally due to an increase in sales by company-operated restaurants as a result of positive same-store sales. Company-operated restaurant expenses as a percentage of sales were 2.1 percentage points better than the third quarter of last year. This improvement was primarily a result of higher same-store sales.
Rent and Other Occupancy Expenses
Rent and other occupancy expenses associated with properties leased or sub-leased to franchisees or other third parties were $0.1 million in the third quarter of 2010, a $0.5 million decrease from the third quarter of 2009. This decrease was principally due to a rent adjustment from a lease termination of a property formerly leased to a franchisee.
General and Administrative Expenses
General and administrative expenses were $12.3 million, or 2.8% of system-wide sales, compared to $12.0 million, or 3.0% of system-wide sales, last year. The increase in general and administrative expenses was primarily due to a $1.0 million increase in legal and professional fees, an increase of $0.6 million in stock-based compensation expense, franchisee support, and other personnel related expenses partially offset by $0.8 million in lower provision for credit losses and lower national media advertising expenses of $0.5 million.
Depreciation and Amortization
Depreciation and amortization was $0.9 million in the third quarter of 2010 and 2009.
Interest Expense, Net
Interest expense, net was $1.4 million in the third quarter, a $2.1 million decrease from 2009. This decrease was primarily due to $1.9 million expensed last year in connection with the Company’s third amendment and restatement its 2005 Credit Facility and lower average debt balances as compared to 2009.
Income Tax Expense
Income tax expense was $3.3 million in the twelve weeks ended October 3, 2010 compared to $2.0 million in 2009. Our effective tax rates were 35.9% and 37.0% in 2010 and 2009, respectively. The tax rates differ from statutory rates due to adjustments to estimated tax reserves related to the current year, permanent differences and inter-period allocations.

Comparisons of the Forty Weeks Ended October 3, 2010 and October 4, 2009
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $40.5 million in the forty weeks ended October 3, 2010, a $5.7 million decrease from 2009. This decrease was principally due to a $6.4 million decrease due to the refranchising of company-operated restaurants in 2009, partially offset by a $1.0 million increase as a result of higher same-store sales.
Franchise Revenues
Franchise revenues were $68.4 million in the forty weeks ended October 3, 2010, a $2.6 million increase from 2009. The increase was primarily due to an increase in royalty revenue as a result of higher same-store sales in the third quarter and new franchised restaurants.
Rent and Other Revenues
Rent and other revenues are principally composed of rental income associated with properties leased or subleased to franchisees. Rent and other revenues were $3.3 million in the forty weeks ended October 3, 2010, a $0.2 million decrease from 2009.
Company-operated Restaurant Expenses
Company-operated restaurant expenses were $33.1 million in the forty weeks ended October 3, 2010, a decrease of $6.4 million from 2009. Company-operated restaurant expenses consist of “Restaurant food, beverage and packaging” and “Restaurant employee, occupancy and other expenses”. The decrease was principally due to a reduction in the number of company-operated restaurants as discussed above. Company-operated restaurant expenses as a percentage of sales in the forty weeks ended October 3, 2010 were 3.8 percentage points better than last year. This improvement was primarily a result of lower food and labor costs primarily attributable to successful renegotiation of vendor contracts, restaurant efficiency initiatives and declines in commodity costs and the re-franchising of lower performing company-operated restaurants.
Rent and Other Occupancy Expenses
Rent and other occupancy expenses associated with properties leased or sub-leased to franchisees or other third parties were $1.5 million in the forty weeks ended October 3, 2010, a $0.4 million decrease from 2009. This decrease was principally due to a rent adjustment from a lease termination of a property formerly leased to a franchisee.
General and Administrative Expenses
General and administrative expenses were $41.7 million in the forty weeks ended October 3, 2010, a $1.2 million decrease from 2009. The decrease was primarily due to a $3.5 million decrease in national media advertising expenses and a $1.3 million lower provision for credit losses partially offset by a $1.4 million increase in attorney fees including $1.0 million associated with litigation initiated by the company which resulted in settlement and the renegotiation of an important supply agreement with a key supplier of proprietary ingredients and products, a $1.3 million increase in stock-based compensation expense, franchisee support and other personnel related expenses and a $0.9 million increase in other expenses.
General and administrative expenses were approximately 2.9% and 3.1% of system-wide sales in the forty week periods ended October 3, 2010 and October 4, 2009, respectively.
Depreciation and Amortization
Depreciation and amortization was $3.0 million in the forty weeks ended October 3, 2010, a $0.6 million decrease from 2009. The decrease was principally due to certain information technology assets fully depreciated in 2009.
Interest Expense, Net
Interest expense, net was $5.9 million in the forty weeks ended October 3, 2010, a $0.6 million decrease from 2009. This decrease was primarily due to $1.9 million expensed in 2009 in connection with the third amendment and restatement of the 2005 Credit Facility and lower average debt as compared to 2009, partially offset by higher average interest rates on debt.

Income Tax Expense
Income tax expense was $8.6 million in the forty weeks ended October 3, 2010, compared to $8.9 million in 2009. Our effective tax rates were 31.7%, and 37.6% in 2010 and 2009, respectively. In the second quarter, the Company recorded a tax benefit of $1.4 million, or $0.05 per diluted share, related to the completion of a federal income tax audit for years 2004 and 2005. Excluding the tax benefit, the effective tax rate would have been 36.9% year to date which differs from statutory rates due to adjustments to estimated tax reserves related to the current year, permanent differences and inter-period allocations. Due to the tax benefit, we now expect our effective tax rate will be in the range of 33% to 34% for 2010.
Liquidity and Capital Resources
We finance our business activities primarily with:
•	cash flows generated from our operating activities, and
•	borrowings under our 2005 Credit Facility.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $22.4 million and $17.9 million for the forty weeks ended October 3, 2010 and October 4, 2009, respectively. See our Condensed Consolidated Statements of Cash Flows in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $11.8 million available as of October 3, 2010), and available borrowings under our 2005 Credit Facility (approximately $47.0 million available as of October 3, 2010), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
Our cash flows and available borrowings allow us to pursue our growth strategies. For fiscal 2011, the Company has prioritized its uses of cash to be:
1)	investments in our core business that deliver positive long-term returns to our stakeholders; and

2)	opportunistic share repurchases and debt repayments.
These investments in our core business may include the selective acquisition of Popeyes restaurants to improve operations and brand image, the opening of additional Popeyes restaurants in company-operated markets, and the re-imaging of company-operated restaurants. These investments would not materially change the Company’s percentage of franchised restaurants or the Company’s strategy of operating as a highly franchised best-in-class restaurant franchisor providing outstanding support to the Popeyes system.
Under the terms of the Company’s 2005 Credit Facility, at the end of each fiscal year the Company is subject to mandatory prepayments on term loan borrowings of Consolidated Excess Cash Flow, as defined in the 2005 Credit Facility, less the amount of (1) any voluntary prepayments and (2) the amount by which the revolving loan commitments are permanently reduced in connection with repayments and mandatory prepayments of the revolving loans under the 2005 Credit Facility, when the Company’s Total Leverage Ratio equals or exceeds specified amounts, as defined in the 2005 Credit Facility. The total principal payments for the forty weeks ending October 3, 2010 were $15.0 million. As of October 3, 2010, there were no amounts outstanding under the revolving credit facility.
Pursuant to the 2005 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of ≤ 3.00 to 1.0 through the first quarter of 2012 and ≤ 2.75 to 1.0 thereafter. As of October 3, 2010, the Company’s Total Leverage Ratio was 1.24 to 1.0. The total leverage ratio, as defined in the 2005 Credit Facility, is computed as the ratio of total indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges.
The Company did not repurchase any shares of its common stock during the third quarter of 2010. As of October 3, 2010, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $38.9 million. Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $47.3 million for the remainder of 2010.
Future debt maturities under the 2005 Credit Facility include four designated quarterly payments of approximately one fourth of the outstanding principal beginning in the third quarter of 2012. The Company intends to amend or refinance the 2005 Credit Facility in advance of these maturities at a cost and interest rate that reflect market conditions.

Critical Accounting Policies and Significant Estimates
There have been no material changes to the Company’s critical accounting policies and significant estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2009 Form 10-K.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in our 2009 Form 10-K. During the quarter ended October 3, 2010, there have been no material changes in the contractual obligations specified in the 2009 Form 10-K.
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
During the forty week period ended October 3, 2010, we invested approximately $2.3 million in various capital projects, including approximately $0.5 million in restaurant reimage projects, $1.2 million of software and computer equipment and approximately $0.6 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities, equipment and other corporate office assets.
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

Management’s Use of Non-GAAP Financial Measures
Adjusted earnings per diluted share, EBITDA and Company-operated restaurant operating profit margins are supplemental non-GAAP financial measures. The Company uses adjusted earnings per diluted share and EBITDA and Company-operated restaurant operating profit margins, in addition to net income, operating profit and cash flows from operating activities, to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and performance of its business because they provide a link between profitability and operating cash flow. Adjusted earnings per diluted share, EBITDA and Company-operated restaurant operating profit margins as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, adjusted earnings per diluted share, EBITDA and Company-operated restaurant operating profit margins : (a) do not represent net income, cash flows from operations or earnings per share as defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to net income, earnings per share, operating profit, cash flows from operating activities or other financial information determined under GAAP.
Adjusted earnings per diluted share: Calculation and Definition
The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of (i) other income, net (which for third quarter 2010 includes $0.1 million for impairments and disposals of fixed assets and $0.1 million for net gain on sales of assets; and for third quarter year-to-date 2010 includes $0.3 million for impairments and disposals of fixed assets and $0.4 million for net gain on sales of assets; and for third quarter 2009 includes $0.1 million for net gain on sales of assets; and for third quarter year-to-date 2009 includes $0.2 million for impairments and disposals of fixed assets, $3.1 million for net gain on sales of assets, and $0.3 million for other costs; and for fiscal 2009 includes $3.3 million on the sale of assets partially offset by a $0.4 million loss on insurance recoveries related to asset damages, a $0.2 million impairment related to restaurant closures and $0.6 million related to impairments and disposals of fixed assets), (ii) the interest expense associated with the credit facility amendment, (iii) the tax effect of these adjustments, and (iv) the tax audit benefit. Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for third quarter 2010, third quarter year-to-date of 2010, third quarter 2009, third quarter year-to-date of 2009, and fiscal 2009, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its Condensed Consolidated Statements of Operations entitled Net income, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statements of Operations to adjusted earnings per diluted share:

(in millions,	Q3 2010	Q3 2009	Year-to-date	Year-to-date
except per share data)			10/03/2010	10/04/2009	Fiscal 2009

Net income	$5.9	$3.4	$18.5	$14.8	$18.8

Other expense (income), net	—	$(0.1)	$(0.1)	$(2.6)	$(2.1)

Interest expense associated with credit facility amendment	—	$1.9	—	$1.9	$1.9

Tax effect	—	($0.7)	$0.1	$0.3	$0.1

Tax audit benefit	—	—	($1.4)	—	—

Adjusted net income	$5.9	$4.5	$17.1	$14.4	$18.7

Adjusted earnings per diluted share	$0.23	$0.18	$0.68	$0.57	$0.74

Weighted-average diluted shares outstanding	25.5	25.4	25.5	25.4	25.4

EBITDA: Calculation and Definition
The Company defines EBITDA as “earnings before interest expense, taxes, depreciation and amortization”. The following table reconciles on a historical basis for third quarter year-to-date of 2010 and third quarter year-to-date of 2009, the Company’s earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) on a consolidated basis to the line on its Condensed Consolidated Statements of Operations entitled Net income, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statements of Operations to EBITDA:

	Year-to-date	Year-to-date
(dollars in millions)	10/03/2010	10/04/2009

Net income	$18.5	$14.8

Interest expense, net	$5.9	$6.5

Income tax expense	$8.6	$8.9

Depreciation and amortization	$3.0	$3.6

EBITDA	$36.0	$33.8

Total Revenues	$112.2	$115.5

EBITDA as a percentage of Total Revenues (EBITDA margin)	32.1%	29.3%

Company-Operated Restaurant Operating Profit Margins: Calculation and Definition
The Company defines company-operated restaurant operating profit margins as “sales by company-operated restaurants” minus “restaurant employee, occupancy and other expenses” minus “restaurant food, beverages and packaging.” The following table reconciles on a historical basis for third-quarter of 2010 and third quarter of 2009, the Company’s company-operated restaurant operating profit margins to the line item on its Condensed Consolidated Statements of Operations entitled “sales by company-operated restaurants,” which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statements of Operations to company-operated restaurant operating profit margins:

(dollars in millions)	Q3 10/03/2010	Q3 10/04/2009

Sales by company-operated restaurants	$12.3	$11.3

Restaurant employee, occupancy and other expenses	$(6.2)	$(5.9)

Restaurant food, beverages and packaging	$(4.0)	$(3.7)

Company-operated restaurant operating profit margins	$2.1	$1.7

Company-operated restaurant operating profit margins as a percentage of sales by company-operated restaurants	17.1%	15.0%

Forward-Looking Statements
Forward-Looking Statement: Certain statements in this release contain “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this press release include discussions regarding the Company’s planned implementation of its strategic plan, discussions regarding the Company’s planned use of cash for fiscal 2011 including investments in its core business, share repurchases, and debt repayments, projections and expectations regarding same-store sales for fiscal 2010 and beyond, the Company’s ability to improve restaurant level margins, guidance for new restaurant openings and closures, and the Company’s anticipated 2010 and long-term performance, including projections regarding general and administrative expenses, and net earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our credit facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our credit facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in our 2009 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the twelve weeks ended October 3, 2010 and October 4, 2009, foreign-sourced revenues represented approximately 6.9% and 6.4%, respectively, of our total revenues. All other things being equal, for the quarter ended October 3, 2010, operating profit would have decreased by approximately $0.1 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of October 3, 2010, approximately $0.9 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 26 foreign countries with approximately 30% of our revenues from international royalties originating from restaurants in Korea and Canada.
Interest Rate Risk With Respect to our 2005 Credit Facility. We have market risk exposure to changes in interest rates. Borrowings made pursuant to the 2005 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of October 3, 2010, we had outstanding borrowings under our 2005 Credit Facility of $63.3 million.
As required by the third amendment and restatement to the 2005 Credit Facility, on September 10, 2009, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 7.40%. The term of the swap agreements expires August 31, 2011.
As of October 3, 2010, the Company’s weighted average interest rate for all outstanding indebtedness under the 2005 Credit Facility, including the effect of the interest rate swap agreements, was approximately 7.2%. The impact on our annual results of operations of a hypothetical one-point interest rate change above the LIBOR floor of 2.5% on the outstanding borrowings under the 2005 Credit Facility would be approximately $0.3 million, taking into account our interest rate swap agreements.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our 2009 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. During the third quarter of 2010, the Company did not repurchase any shares of its common stock. As of October 3, 2010, the remaining shares that may be repurchased under the program were approximately $38.9 million.
Pursuant to the terms of the Company’s 2005 Credit Facility, the Company is subject to a repurchase limit of approximately $47.3 million for the remainder of fiscal 2010.

Item 6. Exhibits
(a) Exhibits

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 10.1**	Royalty and Supply Agreement dated July 15, 2010 between the Company and Diversified Seasoning, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 11, 2010)

Exhibit 10.2	Indemnification Agreement by and Between the Company and Krishnan Anand dated November 2, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 3, 2010)

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 10 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

**	Certain information contained in this document has been omitted and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.
Date: November 10, 2010	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)