Form 10-K
period 2010-12-26
AFC ENTERPRISES INC
filed 2011-03-09
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted to its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2).  Yes ☐     No ☑

As of July 11, 2010 (the last day of the registrant’s second quarter for 2010), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market System, was approximately $234,510,588.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2011

Common stock, $0.01 par value per share	25,711,678 shares

Documents incorporated by reference:  Portions of our 2011 Proxy Statement are incorporated herein by reference in Part III of this Annual Report

AFC ENTERPRISES, INC.
INDEX TO FORM 10-K

PART I.

Item 1.	BUSINESS

AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates, and franchises quick-service restaurants (“QSRs” or “restaurants”) under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”). Within Popeyes, we manage two business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found in Note 20 to our Consolidated Financial Statements.

Popeyes Profile

Popeyes was founded in New Orleans, Louisiana in 1972 and is the world’s second largest quick-service chicken concept based on the number of units. Within the QSR industry, Popeyes distinguishes itself with a unique “Louisiana inspired” menu that features spicy chicken, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional items. Popeyes is a highly differentiated QSR brand with a passion for its New Orleans heritage and flavorful authentic food.

As of December 26, 2010, we operated and franchised 1,977 Popeyes restaurants in 45 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 26 foreign countries. The map below shows the concentration of our domestic restaurants by state.

As of December 26, 2010, of our 1,542 domestic franchised restaurants, approximately 70% were concentrated in Texas, California, Louisiana, Florida, Illinois, Maryland, New York, Georgia, Virginia and Mississippi. Of our 397 international franchised restaurants, approximately 55% were located in Korea, Canada, and Turkey. Of our 38 company-operated restaurants, approximately 90% were concentrated in Louisiana and Tennessee.

Financial information concerning our domestic and international operations can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Our Business Strategy

Our business strategy, announced at the beginning of 2008, capitalizes on our strengths as a highly franchised restaurant system. The model provides diverse and reliable earnings with steady cash flow, and relatively low capital spending requirements. Over the last five years, the cash flow produced by our model has primarily been used to pay down debt and repurchase stock to enhance shareholder value.

Our strategy is built on the foundation of aligning and collaborating with our stakeholders, and is focused on the four pillars of our Strategic Plan listed below. We believe our execution of these proven strategies continued to deliver another year of positive results in 2010, making Popeyes more competitive and better positioned to gain market share and accelerate long-term growth as the consumer environment continues to improve.

Over the past three years, we have built a strong foundation for our domestic business. In 2011 our initiatives will remain focused on the same four successful strategies: build the brand, run great restaurants, strengthen unit economics, and ramp up unit growth. We will now build on this success by using the same Strategic Roadmap for our international business including making investments that we believe will help drive guest traffic, improve guest satisfaction, and strengthen our unit economics. This is the essential foundation for accelerating unit growth around the globe.

•	Build a Distinct, Relevant Brand — offering a distinctive brand and menu with superior food at affordable prices.

•	During 2010, Popeyes ran national media advertising to promote its famous Bonafide® chicken and seafood offerings at compelling price points and to introduce two new innovative products, Popeyes Wicked Chicken and Cane Sweeeet Iced Tea. In addition, the Company announced that Popeyes’ Spicy and Mild Bonafide® bone-in fried chicken beat KFC®’s Original Recipe® bone-in fried chicken in a national taste test. These marketing initiatives delivered strong guest counts and positive same-store sales for the second consecutive year.

•	In 2011, Popeyes expects to continue promotion of its core chicken and seafood offerings and periodically introduce new, innovative menu offerings, while continuing to use national media advertising with Annie as its spokesperson.

•	In 2010, Popeyes announced multi-year agreements with two new marketing partners, The Coca-Cola Company and Dr Pepper Snapple Group. As a result of the new agreements, in 2011 Popeyes will be implementing a unified strategy for fountain beverages that is designed to be more exciting for its guests and more profitable for its restaurants.

•	Similar to its U.S. initiatives, in 2011 the Company is working with its international franchisees to implement distinctive new product offerings and core menu value promotions to drive traffic gains.

•	Run Great Restaurants — improving restaurant operations and Popeyes’ guest experience by delighting the guest with “service as distinctive as our food”.

•	Popeyes restaurants continue to improve their Guest Experience Monitor (GEM) scores. Since the implementation of Popeyes new Speed Of Service (SOS) program 18 months ago, GEM scores for “% Delighted” have increased more than 8 percentage points and “Speed of Service” scores have increased more than 12 percentage points.

•	Additionally, by year end 2010, Popeyes had approximately 1,000 restaurants reporting drive-thru times on a weekly basis, with approximately 60% of those restaurants reporting drive-thru times at the Company’s SOS target of 180 seconds or less.

•	In 2011, Popeyes is implementing the same core operating systems to measure guest service and restaurant operations across the Company’s international markets.

•	Strengthen Unit Economics — reducing restaurant operating costs and increasing restaurant profitability while maintaining excellent food quality for our guests.

•	Popeyes continues to partner with its franchisees and purchasing cooperative to increase restaurant profitability while maintaining a high quality food advantage. In 2010, Popeyes restaurants achieved approximately $16 million in food cost savings related to the successful renegotiation of vendor contracts, introduction of alternate suppliers, product specification enhancements, logistics/distribution optimization, and declines in commodity costs. These initiatives helped deliver one full percentage point of restaurant operating profit margin improvement compared to 2009.

•	Like many in the restaurant industry, in 2011 management expects the Popeyes system to experience a 2-3% increase in commodity costs. Management plans to offset these increases with additional supply chain cost savings, selective menu pricing, and better in-restaurant controls.

•	In 2011, the Company will also be applying the same focus on profit margin to its international markets, where food costs are typically higher. Initiatives are already underway to reduce cost by region to make Popeyes’ restaurant cost structure more competitive around the globe.

•	Ramp Up Unit Growth — building more restaurants across the U.S. and abroad with superior profits and investment returns.

•	The Company’s global development pipeline for new unit openings continues to strengthen, and in 2010 the Popeyes system opened 106 new restaurants and closed 67 underperforming units, yielding 39 net restaurants, as compared to 95 openings and 81 closings in 2009.

•	Since the implementation of the Company’s domestic site selection modeling tool in 2008, Popeyes new domestic restaurants are opening at significantly stronger sales volumes than the system average. Additionally, those restaurants which have been open more than two years are sustaining those sales volumes in their second year of operation. Management believes this demonstrates the quality of the Popeyes unit economic model and upgraded development processes, and these improvements will allow the Company to begin accelerating new unit growth in the U.S.

•	As the Company builds similar development capabilities internationally, in 2011 management expects to maintain its international new unit openings at approximately 60 restaurants, comparable to the opening pace it delivered in 2010.

Our Agreements with Popeyes Franchisees

As discussed above, our strategy places a heavy emphasis on increasing the number of restaurants in the Popeyes system through franchising activities. As of December 26, 2010, we had 345 franchisees operating restaurants within the Popeyes system. The largest of our domestic franchisees operates 141 restaurants and the largest of our international franchisees operates or sub-franchises 100 restaurants. The following discussion describes the standard arrangements we enter into with our Popeyes franchisees.

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

International Development Agreements.  Our international franchise development agreements are similar to our domestic franchise development agreements, though the development time frames can be longer with development fees of up to $15,000 for each restaurant developed. Depending on the market, limited sub-franchising rights may also be granted.

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

Site Selection

For new domestic restaurants, we assist our franchisees in identifying favorable sites consistent with the overall market plan for each development area. Domestically, we primarily emphasize freestanding sites with drive-thrus and “end-cap, in-line” strip-mall sites with ample parking and easy access from high traffic roads.

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

Purchasing Cooperative.  Supplies are generally provided to our domestic franchised and company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We, our Popeyes franchisees and the owners of Cinnabon® bakeries hold membership interests in SMS in proportion to the number of restaurants owned. As of December 26, 2010, we held one of six seats on the SMS board of directors. Our Popeyes franchise agreements require that each domestic franchisee join SMS.

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

Marketing and Advertising

Each domestic Popeyes restaurant, company-operated or franchised, contributes to an advertising fund that supports (1) branding and marketing initiatives, including the development of marketing materials that are used throughout our domestic restaurant system and (2) local marketing programs. We act as agent for the fund and coordinate its activities. We and our Popeyes franchisees made contributions to the advertising fund of approximately $67.9 million in 2010, $67.7 million in 2009, and $61.2 million in 2008.

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

Employees

As of February 20, 2011, we had approximately 1,030 hourly employees working in our company-operated restaurants. Additionally, we had approximately 45 employees involved in the management of our company-operated restaurants, composed of restaurant managers, multi-unit managers and field management employees. We also had approximately 170 employees responsible for corporate administration, franchise services and business development.

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

King Features Agreements.  We have several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which we have the non-exclusive license to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States have the non-exclusive use of the image and likeness of the cartoon character “Popeye” and certain companion characters. We are obligated to pay King Features a royalty of approximately $1.1 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of our gross revenues from the sale of products outside of the Popeyes restaurant system, if any. These agreements extend through December 31, 2012.

International Operations

We continue to expand our international operations through franchising. As of December 26, 2010, we had 397 franchised international restaurants. During 2010, franchise revenues from these operations represented approximately 11.9% of our total franchise revenues. For each of 2010, 2009, and 2008, international revenues represented 7.2%, 6.3%, and 5.7%, of total revenues, respectively.

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

We have franchise agreements related to the operation of restaurants located on various U.S. military bases abroad which are with certain governmental agencies and are subject to renegotiation of profits or termination at the election of the U.S. government. During 2010, royalty revenues from these restaurants were approximately $1.2 million.

Enterprise Risk Management

Over the course of the past three years the Company has developed and implemented an Enterprise Risk Management program. The purpose of the program is to provide the Company with a systematic approach to identify and evaluate risks to the business, and provide the Company an effective manner of risk management and control. The Enterprise Risk Management program is designed to integrate risk management into the culture and strategic decision making of the Company, and to help the organization more effectively and efficiently drive performance.

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

Our operating results are dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants. How well our franchisees operate their restaurants and their desire to maintain their franchise relationship with us is outside of our direct control. In addition, economic conditions and the availability of credit may have an adverse impact on our franchisees. Any failure of these franchisees to operate their restaurants successfully or the loss of these franchisees could adversely impact our operating results. As of December 26, 2010, we had 345 franchisees operating restaurants within the Popeyes system. The largest of our domestic franchisees operates 141 Popeyes restaurants; and the largest of our international franchisees operates or sub-franchises 100 Popeyes restaurants. Typically, each of our international franchisees is responsible for the development of significantly more restaurants than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully or continue to maintain their franchise relationships with us.

If our franchisees are unable or unwilling to open a sufficient number of restaurants, our growth strategy could be at risk.

As of December 26, 2010, we franchised 1,542 restaurants domestically and 397 restaurants in Puerto Rico, Guam, the Cayman Islands and 26 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants. If our franchisees are unable to open a sufficient number of restaurants, our growth strategy could be significantly impaired.

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

We also face currency, economic, political, and other risks associated with our international operations. As of December 26, 2010, we had 397 franchised restaurants in Puerto Rico, Guam, the Cayman Islands and 26 foreign countries. Business at these operations is conducted in the respective local currency. The amount owed to us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. We expect that our franchise revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.

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

We are subject to numerous federal, state, local and foreign government laws and regulations, including those relating to:

•	the preparation and sale of food;

•	franchising;

•	mandated health-care coverage;

•	building and zoning requirements;

•	environmental protection;

•	information security and data protection;

•	minimum wage, overtime, immigration, unions and other labor issues;

•	compliance with the Americans with Disabilities Act; and

•	working and safety conditions.

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

Our 2010 Credit Facility may limit our ability to expand our business, and our ability to comply with the repayment requirements, covenants, tests and restrictions contained in the 2010 Credit Facility may be affected by events that are beyond our control.

The 2010 Credit Facility contains financial and other covenants, including covenants which require us to maintain various financial ratios, limit our ability to incur additional indebtedness, restrict the amount of capital expenditures that may be incurred, restrict the payment of cash dividends and limit the amount of debt which can be loaned to our franchisees or guaranteed on their behalf. This facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. The 2010 Credit Facility includes customary events of default, including, but not limited to, the failure to maintain the financial ratios described above, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. The restrictive covenants in our 2010 Credit Facility may limit our ability to expand our business, and our ability to comply with these provisions may be impacted by events beyond our control. A failure to comply with any of the financial and operating covenants included in the 2010 Credit Facility would result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time. Were we to default on the terms and conditions of the 2010 Credit Facility and the debt were accelerated by the facility’s lenders, such developments would have a material adverse impact on our financial condition and our liquidity.

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

The following table sets forth the locations by state of our company-operated restaurants as of December 26, 2010:

	Land and	Land and/or
	Buildings Owned	Buildings Leased	Total

Louisiana	4	21	25
Tennessee	2	7	9
Mississippi	0	3	3
Arkansas	0	1	1

Total	6	32	38

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

Within our franchise operations segment, our typical restaurant leases or subleases to franchisees are triple net to the franchisee, that require them to pay minimum rent (based upon prevailing market rental rates), real estate taxes, maintenance costs and insurance premiums, as well as percentage rents based on sales in excess of specified amounts. The subleases have a term that usually coincides with the term of the underlying base lease for the location. These leases are typically cross-defaulted with the corresponding franchise agreement for that site. As of December 26, 2010, we leased 11 restaurants and subleased 52 restaurants to franchisees. Additionally, we leased three properties to unrelated third parties. Of the restaurants leased or subleased to franchisees, 36 were located in Texas.

As of December 26, 2010, we owned three other properties.

As discussed in Note 9 to the Consolidated Financial Statements, all owned property is pledged as security under our 2010 Credit Facility.

As of December 26, 2010, we leased office space in a facility located in Atlanta, Georgia that is the headquarters for the Company. Our current lease expires September 2011 and is subject to extensions through 2016.

The Company’s new planned corporate office, to be located in close proximity to its existing office, will provide approximately 40% more capacity, and as such will accommodate the Company’s long-term growth plans over the next 10 years.

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

Item 4.	RESERVED

Item 4A.	EXECUTIVE OFFICERS

The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position

Cheryl A. Bachelder	54	President and Chief Executive Officer
H. Melville Hope, III	49	Senior Vice President and Chief Financial Officer
Richard H. Lynch	56	Chief Marketing Officer
Harold M. Cohen	47	Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary
Ralph W. Bower	48	Chief Operating Officer

Cheryl A. Bachelder, age 54, has served as our Chief Executive Officer and as President of Popeyes since November 2007. Ms. Bachelder has served on the Board of AFC Enterprises, Inc. since November 2006 and on the Board of True Value Corporation since July 2006. From January 2001 to September 2003, she was the President and Chief Concept Officer for KFC Corporation in Louisville, Kentucky. While at KFC, she was responsible for leading its U.S. restaurants, including operations and all other functional areas of the business. From June 1995 to December 2000, Ms Bachelder served as Vice President, Marketing and Product Development for Domino’s Pizza, Inc.

H. Melville Hope, III, age 49, has served as our Chief Financial Officer since December 2005. From February 2004 until December 2005, Mr. Hope served as our Senior Vice President, Finance and Chief Accounting Officer. From April 2003 to February 2004, Mr. Hope was our Vice President of Finance. Prior to joining AFC, he was Chief Financial Officer in 2002 and 2003 for First Cambridge HCI Acquisitions, LLC, a real estate investment firm. From 1984 to 2002 Mr. Hope was an accounting, auditing and business advisory professional including 19 years with PricewaterhouseCoopers, LLP in Atlanta, Georgia, in Savannah, Georgia and in Houston, Texas where he was admitted to the partnership in 1998.

Richard H. Lynch, age 56, has served as our Chief Marketing Officer effective March 1, 2008, following his consultancy as interim CMO. Mr. Lynch served as Principal of Go LLC, a marketing consulting firm specializing in restaurant and food retail from July 2003 to February 2008, where he developed brand strategy and innovation plans for concepts including Burger King, Ruby Tuesday, and Buffalo Wild Wings. From November 1982 to June 2003, Mr. Lynch served as Executive Vice President at Campbell Mithun Advertising where he led the development of brand architecture and positioning for brands such as Domino’s Pizza, Martha Stewart Everyday and Betty Crocker.

Harold M. Cohen, age 47, has served as our Senior Vice President of Legal Affairs, Corporate Secretary and General Counsel since September 2005. Mr. Cohen has served as our Chief Administrative Officer since May 2008. Mr. Cohen has been General Counsel of Popeyes, a division of AFC Enterprises, Inc., since January 2005. He also has served as Vice President of AFC since July 2000. From April 2001 to August 2005, he served as Deputy General Counsel of AFC. From August 1995 to June 2000, he was Corporate Counsel for AFC.

Ralph W. Bower, age 48, was appointed to the position of our Chief Operating Officer effective March 2009. From February 2008 to March 2009, Mr. Bower served as our chief operations officer. From 2006 to 2008, Mr. Bower was the KFC operations leader responsible for more than 1,300 KFC franchised restaurants in the western United States. Prior to this position, he led KFC company operations in Pennsylvania, New Jersey and Delaware. From 2002 to 2003 Mr. Bower directed the guest satisfaction function for KFC. Before joining KFC, Mr. Bower was employed by Western Ohio Pizza, a franchisee of Domino’s Pizza, overseeing operations in Dayton, OH, and Indianapolis, IN. Mr. Bower began his restaurant career with the second largest Domino’s franchise organization, Team Washington, where he was a regional director.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the NASDAQ Global Market under the symbol “AFCE.”

The following table sets forth the high and low per share sales prices of our common stock, by quarter, for fiscal years 2010 and 2009.

	2010		2009
(Dollars per share)	High	Low	High	Low

First Quarter	$11.27	$7.75	$7.09	$3.72
Second Quarter	$11.58	$8.56	$7.37	$4.96
Third Quarter	$12.80	$8.62	$9.10	$6.26
Fourth Quarter	$15.34	$12.12	$9.13	$7.58

Share Repurchases

As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. As of December 26, 2010, the remaining shares that may be repurchased under the program was approximately $38.9 million. See Note 12 to our Consolidated Financial Statements.

During fiscal 2010 and 2009 no shares of common stock were repurchased or retired. During fiscal year 2008, we repurchased and retired 2,120,401 shares of our common stock for approximately $19.0 million under our share repurchase program, primarily under an accelerated share repurchase program.

Pursuant to the terms of the Company’s 2010 Credit Facility, the Company may repurchase its common shares when the Total Leverage ratio is less than 2.00 to 1. The Total Leverage Ratio at December 26, 2010 is 1.40 to 1.

Shareholders of Record

As of February 20, 2011, we had 114 shareholders of record of our common stock.

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

Stock Performance Graph

The following stock performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group index for the period from December 25, 2005 through December 26, 2010 and further assumes the reinvestment of all dividends.

Comparison of Cumulative Five Year Total Return

Company Name / Index	12/25/2005	12/31/2006	12/30/2007	12/28/2008	12/27/2009	12/26/2010
AFC Enterprises, Inc.	$100	$116	$69	$29	$55	$97
S&P 500 Index	$100	$114	$121	$73	$97	$110
Peer Group Index	$100	$124	$140	$112	$131	$181

Our Peer Group Index is composed of the following quick service restaurant companies: Domino’s Pizza Inc., Jack In the Box Inc., Papa Johns International Inc., Sonic Corp., Wendy’s International Inc. (included through 9/29/08, when it was acquired by Triarc Companies, Inc.), and YUM! Brands Inc.

Item 6.	SELECTED FINANCIAL DATA

The following data was derived from our Consolidated Financial Statements. Such data should be read in conjunction with our Consolidated Financial Statements and the notes thereto and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 of this Annual Report.

(Dollars in millions, except per share data)	2010	2009	2008	2007	2006

Summary of continuing operations:
Revenues:(1)
Sales by company-operated restaurants	$52.7	$57.4	$78.3	$80.0	$65.2
Franchise revenues(2)	89.4	86.0	84.6	82.8	82.6
Rent and other revenues	4.3	4.6	3.9	4.5	5.2

Total revenues	146.4	148.0	166.8	167.3	153.0
Expenses:
Restaurant employee, occupancy and other expenses	25.8	29.5	41.4	40.7	33.7
Restaurant food, beverages and packaging	16.8	18.9	27.1	27.3	21.3
Rent and other occupancy expenses	2.1	2.6	2.4	2.3	2.7
General and administrative expenses	56.4	56.0	53.9	47.2	45.4
Depreciation and amortization	3.9	4.4	6.3	6.9	6.4
Other expenses (income), net(3)	0.2	(2.1)	(4.6)	(2.7)	(1.8)

Total expenses	105.2	109.3	126.5	121.7	107.7

Operating profit	41.2	38.7	40.3	45.6	45.3
Interest expense, net(4)	8.0	8.4	8.1	8.7	11.1

Income before income taxes	33.2	30.3	32.2	36.9	34.2
Income tax expense	10.3	11.5	12.8	13.8	12.0

Net income	$22.9	$18.8	$19.4	$23.1	$22.2

Earnings per common share, basic	$0.91	$0.74	$0.76	$0.81	$0.75
Earnings per common share, diluted	$0.90	$0.74	$0.76	$0.80	$0.74
Weighted average shares outstanding:
Basic	25.3	25.3	25.6	28.6	29.5
Diluted	25.5	25.4	25.7	28.8	29.8
Summary of cash flow data:
Special cash dividend	$—	$—	$0.5	$0.7	$0.7
Share repurchases	—	—	19.0	39.4	20.3
Year-end balance sheet data:
Total assets	$123.9	$116.6	$132.0	$155.0	$163.1
Total debt(5)	66.0	82.6	119.2	132.8	134.0

(1)  Factors that impact the comparability of revenues for the years presented include:

(a)	The effects of restaurant openings, closings, unit conversions, franchisee sales and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

(b)	On January 26, 2009, the Company completed the re-franchising of 3 company-operated restaurants in its Nashville, Tennessee market resulting in a decrease in 2010 revenues of $0.3 million as compared to 2009 (net of franchise royalties earned), and a decrease in 2009 revenues of $3.1 million (net of franchise royalties earned) as compared to 2008.

(c)	On June 8, 2009, the Company completed the re-franchising of 13 company-operated restaurants in its Atlanta, Georgia market resulting in a decrease in 2010 revenues of $6.2 million (net of franchise royalties earned) as compared to 2009 and a decrease in 2009 revenues of $6.8 million (net of franchise royalties earned) as compared to 2008.

(d)	On September 8, 2008, the Company completed the re-franchising and sale of 11 company-operated restaurants in its Atlanta, Georgia market resulting in a decrease in 2009 revenue of $9.2 million (net of franchise royalties earned) compared to 2008 decrease in 2008 revenues of approximately $4.0 million (net of franchise royalties earned) as compared to 2007.

(e)	The Company’s fiscal year ends on the last Sunday in December. The 2006 fiscal year consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks each. The 53rd week in 2006 increased sales by company-operated restaurants by approximately $1.2 million and increased franchise revenues by approximately $1.3 million.

(f)	On May 1, 2006, the Company completed an acquisition of 13 franchised restaurants from a Popeyes franchisee in the Memphis and Nashville, Tennessee markets. The results of operations of the acquired restaurants are included in the consolidated financial statements since that date. The acquired units increased 2007 revenues by approximately $5.3 million as compared to 2006 (net of lost franchise revenues attributable to these restaurants).

(g)	The consolidated financial results include the accounts of the Company and the accounts of any franchisee entity deemed a variable interest entity (“VIE”) where we are the primary beneficiary. During 2006, the consolidation of a VIE increased sales by company-operated restaurants by approximately $1.2 million.

(2)	Franchise revenues are principally composed of royalty payments from franchisees that are determined based on franchise net restaurant sales and are generally 5% of franchise net restaurant sales. While franchise sales are not recorded as revenue by the Company, management believes they are important in understanding the Company’s financial performance because these sales are indicative of the Company’s health, given the Company’s strategic focus on growing its overall business through franchising. Total franchisee sales were $1.811 billion in 2010, $1.716 billion in 2009, $1.663 billion in 2008, $1.651 billion in 2007, and $1.661 billion in 2006. Fiscal year 2006 included a 53rd week which increased franchisee sales by approximately $27.9 million. All other fiscal years presented consisted of 52 weeks.

(3)	Factors that impact the comparability of Other expenses (income), net for the years presented include:

(a)	During 2010 and 2009, there were no significant expenses (income) associated with shareholder litigation. During 2008, 2007, and 2006, our expenses (income) associated with litigation related costs (proceeds) were approximately $(12.9) million, $(0.9) million, and $(0.3) million, respectively. The substantially higher costs in 2005 relate to the settlement of certain shareholder litigation. The substantially higher income in 2008 relates to recoveries from claims against certain director and officers liability insurance policies.

(b)	During 2009, the Company sold ten real estate properties for a gain of approximately $3.6 million.

(c)	During 2010, 2009, 2008, 2007, and 2006, impairments and disposals of fixed assets were approximately $0.7 million, $0.6 million, $9.5 million, $1.9 million, and $0.1 million, respectively. Of the 2008 impairments, $9.2 million was associated with the re-franchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee. Of the 2005 impairments, $4.1 million was due to the adverse effects of Hurricane Katrina, $0.6 million of which were subsequently reversed due to adjustments to damage estimates in 2006.

(d)	During 2006, our expenses (income), net associated with hurricane related costs (other than impairments of long-lived assets) associated with Hurricane Katrina were approximately $0.7 million. During 2007, the Company also recognized approximately $4.8 million of income from insurance proceeds related to property damage and business interruption claims.

(4)	During 2010 we expensed $0.6 million as a component of Interest expense, net in connection with the re-financing of our new credit facility. During 2009 we expensed $1.9 million as a component of Interest expense, net in connection with the third amendment and restatement of the 2005 Credit Facility. See Note 9 for a description of the amendment and restatement transaction.

(5)	Total debt includes the long-term and current portions of our debt facilities, capital lease obligations, outstanding lines of credit.

Summary of System-Wide Data

The following table presents financial and operating data for the Popeyes restaurants we operate and those that we franchise. The data presented is unaudited. Data for franchised restaurants is derived from information provided by our franchisees. We present this data because it includes important operational measures relevant to the QSR industry.

	2010	2009	2008	2007	2006

Global system-wide sales increase(1)	5.1%	1.8%	0.6%	0.3%	7.0%
Total domestic same-store sales increase (decrease)	2.5%	0.6%	(2.2)%	(2.3)%	1.6%
International same-store sales increase (decrease)	3.1%	1.9%	4.1%	1.1%	(3.2)%
Total global same-store sales increase (decrease)(2)	2.6%	0.7%	(1.7)%	(2.0)%	1.1%
Company-operated restaurants (all domestic)
Restaurants at beginning of year	37	55	65	56	32
New restaurant openings	1	0	1	5	3
Restaurant conversions, net(3)	0	(16)	(11)	1	12
Permanent closings	0	(2)	(3)	(3)	(3)
Temporary (closings)/re-openings, net(4)	0	0	3	6	12

Restaurants at end of year	38	37	55	65	56

Franchised restaurants (domestic and international)
Restaurants at beginning of year	1,906	1,867	1,840	1,822	1,796
New restaurant openings	105	95	139	119	139
Restaurant conversions, net(3)	0	16	11	(1)	(12)
Permanent closings	(67)	(79)	(117)	(106)	(93)
Temporary (closings)/re-openings, net(4)	(5)	7	(6)	6	(8)

Restaurants at end of year	1,939	1,906	1,867	1,840	1,822

Total system restaurants	1,977	1,943	1,922	1,905	1,878

New franchised restaurant openings
Domestic	44	39	72	77	97
International	61	56	67	42	42

Total new franchised restaurant openings	105	95	139	119	139

Franchised restaurants
Domestic	1,542	1,539	1,527	1,518	1,503
International	397	367	340	322	319

Restaurants at end of year	1,939	1,906	1,867	1,840	1,822

(1)	Fiscal year 2006 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks each. The 53rd week in 2006 contributed approximately 1.8% to global system-wide sales growth. Excluding the impact of the 53rd week in 2006, global system-wide sales growth in 2007 was approximately 2.1%.

(2)	New restaurants are included in the computation of same-store sales after they have been open 15 months. Unit conversions are included immediately upon conversion.

(3)	Unit conversions include the sale or purchase of company-operated restaurants to/from a franchisee.

(4)	Temporary closings are presented net of re-openings. Most temporary closings arise due to the re-imaging or the rebuilding of older restaurants.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Nature of Business

AFC develops, operates, and franchises quick-service restaurants under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”) in 45 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands, and 26 foreign countries. Popeyes has two reportable business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 20 to our Consolidated Financial Statements.

Management Overview of 2010 Results

Our fiscal year 2010 results and highlights include the following.

•	Reported net income was $22.9 million, or $0.90 per diluted share, compared to $0.74 per diluted share last year. Adjusted earnings per diluted share were $0.86, consistent with previous guidance, compared to $0.74 last year, an increase of 16%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Total system-wide sales increased 5.1%, compared to a 1.8% increase in 2009.

•	Global same-store sales increased 2.6%, compared to a 0.7% increase last year. Total domestic same-store sales increased 2.5% compared to a 0.6% increase in 2009. According to independent data, Popeyes domestic same-store sales outpaced both the QSR and chicken QSR categories for the second consecutive year. International same-store sales were positive for the fourth year in a row, with an increase of 3.1% in 2010 compared to a 1.9% increase in 2009.

•	The Popeyes system opened 106 restaurants and permanently closed 67 restaurants, resulting in 39 net openings, compared to 14 net openings in 2009.

•	Company-operated restaurant operating profit margin was 19.2% of sales, an increase of 350 basis points over last year. This improvement was primarily a result of supply chain savings, declines in commodity costs, higher same-store sales, and the re-franchising of lower performing company-operated restaurants in 2009. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Operating EBITDA of $45.3 million was 30.9% of total revenues, compared to Operating EBITDA last year of $41.0 million, at 27.7% of total revenues. The Company’s Operating EBITDA as a percentage of total revenues remains among the highest in the restaurant industry. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	As previously announced, on December 23, 2010, the Company completed a new five-year $100 million re-financing, comprised of a $40 million term loan and a $60 million revolver. At closing, $22 million was drawn on the revolver. The Company expects to benefit from significantly lower interest expense over the term of the new facility

2010 Same-Store Sales

During 2010, total domestic same-store sales increased 2.5%, compared to a 0.6% increase in 2009. This positive sales growth reflects Popeyes continued focus on promoting its famous Bonafide® bone-in chicken and seafood offerings at compelling price points, the successful introduction of Popeyes Wicked Chicken, and the continued use of national media advertising to build brand awareness and drive traffic. We remain focused on increasing traffic by offering distinctive Louisiana food, compelling value, and an improved guest experience. For additional information on our business strategies, see the discussion under the heading “Our Business Strategy” in Item 1 to this Annual Report on Form 10-K.

International same-store sales increased 3.1%, compared to a 1.9% increase last year, the fourth consecutive year of positive same-store sales. This was due primarily to strong sales in Canada and Turkey, partially offset by negative performance in Korea, Latin America and the Middle East.

As it concerns our expected same-store sales results for 2011, see the discussion under the heading “Operating and Financial Outlook for 2011” later in this Item 7.

2010 Unit Growth

During 2010, we opened 105 new global franchised restaurants and 1 new company-operated restaurant, and permanently closed 67 restaurants, resulting in 39 net new openings. In addition, our year-end restaurant count for 2010 includes 5 net temporarily closed restaurants.

As it concerns our expected openings and closings for 2011, see the discussion under the heading “Operating and Financial Outlook for 2011” later in this Item 7.

Factors Affecting Comparability of Consolidated Results of Operations: 2010, 2009 and 2008

For 2010, 2009, and 2008, the following items and events affect comparability of reported operating results:

•	During 2009 we re-franchised 13 company-operated restaurants in Atlanta, Georgia, and during 2008 we re-franchised 11 company operated restaurants in Atlanta, Georgia. In 2009 we also re-franchised 3 company-operated restaurants in Nashville, Tennessee. The re-franchising resulted in a decrease in 2010 revenues of $6.5 million (net of franchise royalties earned) as compared to 2009, a decrease in 2009 revenues of $19.1 million (net of franchise royalties earned) as compared to 2008.

•	During 2009 we sold 10 real estate properties for a gain of approximately $3.6 million.

•	During 2008, our income associated with litigation related proceeds was $12.9 million.

•	During 2010, 2009, and 2008, impairments and disposals of fixed assets were $0.7 million, $0.6 million, and $9.5 million, respectively.

•	During 2010 we expensed $0.6 million as a component of Interest expense, net in connection with the re-financing of our new credit facility. During 2009 we expensed $1.9 million as a component of Interest expense, net in connection with the third amendment and restatement of the 2005 Credit Facility. See Note 9 for a description of the amendment and restatement transaction.

•	During 2010, we recorded a tax benefit of $1.4 million, related to the completion of a federal income tax audit for years 2004 and 2005.

Comparisons of Fiscal Years 2010 and 2009

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $52.7 million in 2010, a $4.7 million decrease from 2009. The decrease was primarily due to a $6.4 million decrease due to the successful re-franchising and sale of 13 company-operated restaurants in the Atlanta, Georgia market in the second quarter of 2009, and 3 company-operated restaurants in the Nashville, Tennessee market in the first quarter of 2009; partially offset by a $2.0 million increase as a result of positive 4% same-store sales.

Franchise Revenues

Franchise revenues have three basic components: (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new restaurant openings; and (3) development fees associated with the opening of new franchised restaurants in a given market. Royalty revenues are the largest component of franchise revenues, constituting more than 90%.

Franchise revenues were $89.4 million in 2010, a $3.4 million increase from 2009. The increase was primarily due to a net $4.0 million increase in royalties, primarily from an increase in franchise same-store sales during 2010 and new franchised restaurants, partially offset by a $0.8 million reduction in franchise fees.

Rent and Other Revenues

Rent and other revenues are primarily composed of rental income associated with properties leased or subleased to franchisees and is recognized on the straight-line basis over the lease term. Rent and other revenues were $4.3 million in 2010, a $0.3 million decrease from 2009, due primarily to a decrease in the number of leased or subleased properties.

Company-operated Restaurant Expenses

Company-operated restaurant expenses were $42.6 million in 2010, a decrease of $5.8 million from 2009. Company-operated restaurant expenses consist of “Restaurant food, beverage and packaging” and “Restaurant employee, occupancy and other expenses”. The decrease was principally due to a decrease in sales by company-operated restaurants as mentioned above. Company-operated restaurant expenses as a percentage of sales were 3.5 percentage points better than last year. This improvement was primarily a result of supply chain cost savings, declines in commodity costs, higher same-store sales, and the re-franchising of lower performing company-operated restaurants in 2009.

Rent and Other Occupancy Expenses

Rent and other occupancy expenses were $2.1 million in 2010, a $0.5 million decrease from 2009 primarily due to deferred rent credits recognized related to an assignment of a lease to a franchisee.

General and Administrative Expenses

General and administrative expenses were $56.4 million in 2010, a $0.4 million increase from 2009.

The increase was primarily due to:

•	a $2.7 million increase in personnel expenses primarily due to stock-based compensation expense, franchisee support and other personnel related expenses,

•	$1.0 million in attorney fees associated with litigation initiated by the company which resulted in settlement and the renegotiation of an important supply agreement with a key supplier of proprietary ingredients and products,

•	$1.0 million increase in international expenses including salary and personnel related costs, travel, and professional fees, and

•	a $2.0 million increase in travel, business conference expenses and other general and administrative costs,

partially offset by:

•	$3.5 million decrease in national media advertising expenses, and

•	$2.8 million lower provision for credit losses.

General and administrative expenses were approximately 3.0% and 3.2% of system-wide sales in 2010 and 2009.

Other Expenses (Income), Net

Other expenses (income), net was $0.2 million of expenses in 2010 as compared to $2.1 million of income in 2009.

The income in 2009 primarily resulted from $3.6 million in gain on the sale of real estate properties partially offset by a $0.4 million loss on insurance recoveries related to asset damages, a $0.2 million impairment of a company-operated restaurant in Memphis, Tennessee and $0.9 million in other net expenses associated with the closure and disposal of company-operated restaurants and assets.

See Note 16 to our Consolidated Financial Statements for a description of Other expenses (income), net for 2010 and 2009.

Operating Profit

On a consolidated basis, operating profit was $41.2 million in 2010, a $2.5 million increase when compared to 2009. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above. The following is a general discussion of the fluctuations in operating profit by business segment.

Operating profit for each reportable segment includes operating results directly allocable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants.

				As a
(Dollars in millions)	2010	2009	Fluctuation	Percent

Franchise operations	$39.7	$36.8	$2.9	7.9%
Company-operated restaurants	5.6	4.2	1.4	33.0%

Operating profit before unallocated expenses	45.3	41.0	4.3	10.5%
Less unallocated expenses:
Depreciation and amortization	3.9	4.4	0.5	11.4%
Other expenses (income), net	0.2	(2.1)	(2.3)	(109.5)%

Total	$41.2	$38.7	$2.5	6.5%

The $2.9 million increase in operating profit associated with our franchise operations was principally due to higher franchise fees and royalty revenues.

The $1.4 increase in operating profit associated with our company-operated restaurants was principally due to higher restaurant operating profit margins as discussed above and positive same store sales trend compared to 2009.

Interest Expense, Net

Interest expense, net was $8.0 million, a $0.4 million decrease from 2009. This decrease was primarily due to $1.9 million of fees expensed in 2009 related to the Company’s credit facility amendment and lower average debt balances as compared to 2009, partially offset by $0.6 million of fees expensed in 2010 in connection with the Company’s new credit facility and higher average interest rates.

Income Tax Expense

Income tax expense was $10.3 million, yielding an effective tax rate of 31.0%, compared to an effective tax rate of 38.0% in the prior year. (see a reconciliation of these effective rates in Note 18 to our Consolidated Financial Statements). In 2010, the Company recorded a tax benefit of $1.4 million, or $0.05 per diluted share, related to the completion of a federal income tax audit for years 2004 and 2005. Excluding the tax benefit, the effective tax rate would have been 35.2% for 2010, which differs from statutory rates due to adjustments in estimated tax reserves and other permanent differences.

Comparisons of Fiscal Years 2009 and 2008

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $57.4 million in 2009, a $20.9 million decrease from 2008. The decrease was primarily due to the successful re-franchising and sale of 11 company-operated restaurants in the Atlanta, Georgia market in the third quarter of 2008, 3 company-operated restaurants in the Nashville, Tennessee market in the first quarter of 2009, and 13 company-operated restaurants in the Atlanta, Georgia market in the second quarter of 2009; and

The operating profit impact of re-franchising the company-operated restaurants was favorable during 2009 when compared to 2008 by approximately $1.7 million.

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

Company-operated Restaurant Expenses

Company-operated restaurant expenses were $48.4 million in 2009, a decrease of $20.1 million from 2008. Company-operated restaurant expenses consist of “Restaurant food, beverage and packaging” and “Restaurant employee, occupancy and other expenses”. The decrease was principally due to a decrease in sales by company-operated restaurants as mentioned above. Company-operated restaurant expenses as a percentage of sales were 3.2 percentage points better than last year. This improvement was primarily a result of lower commodity costs, business insurance expense, utility costs, other net operating costs, and the re-franchising of lower performing company-operated restaurants.

Rent and Other Occupancy Expenses

Rent and other occupancy expenses were $2.6 million in 2009, a $0.2 million increase from 2008.

General and Administrative Expenses

General and administrative expenses were $56.0 million in 2009, a $2.1 million increase from 2008. The increase was primarily due to:

•	a $2.0 million increase in bad debt expense,

•	a $0.8 million increase in personnel expense, primarily related to employee incentive accruals and

•	a $0.4 million increase due to $1.4 million net of national media advertising expenses, partially offset by non-recurring marketing expenses incurred during 2008,

offset by:

•	a $0.8 million decrease in business conference and travel expenses, and

•	a $0.3 million decrease in professional fees and other net general and administrative costs.

General and administrative expenses were approximately 3.2% and 3.1% of system-wide sales in 2009 and 2008, respectively.

Depreciation and Amortization

Depreciation and amortization was $4.4 million in 2009, a $1.9 million decrease from 2008. The decrease was principally due to certain fully depreciated information technology assets in 2009 and the reclassification and subsequent sale of certain company-operated assets in our Atlanta, Georgia and Nashville, Tennessee markets as Assets held for sale in 2008, resulting in the discontinuation of depreciation on these assets.

Other Expenses (Income), Net

Other expenses (income), net was $2.1 million of income in 2009 as compared to $4.6 million of income in 2008.

The income in 2009 primarily resulted from $3.6 million in gain on the sale of real estate properties in the Texas market partially offset by a $0.4 million loss on insurance recoveries related to asset damages, a $0.2 million impairment of a company-operated restaurant in Memphis, Tennessee and $0.9 million in other net expenses associated with the closure and disposal of company-operated restaurants and assets.

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

				As a
(Dollars in millions)	2009	2008	Fluctuation	Percent

Franchise operations	$36.8	$38.9	$(2.1)	(5.4)%
Company-operated restaurants	4.2	3.1	1.1	35.5%

Operating profit before unallocated expenses	41.0	42.0	(1.0)	(2.4)%
Less unallocated expenses:
Depreciation and amortization	4.4	6.3	(1.9)	(30.2)%
Other expenses (income), net	(2.1)	(4.6)	2.5	54.3%

Total	$38.7	$40.3	$(1.6)	(4.0)%

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

Interest Expense, Net

Interest expense, net was $8.4 million in 2009, a $0.3 million increase from 2008. The increase results primarily from the $1.9 million expensed in connection with the third amendment and restatement of the 2005 Credit Facility, partially offset by lower average debt balances as compared to 2008. A schedule of the components of interest expense, net can be found at Note 17 to our Consolidated Financial Statements.

Income Tax Expense

In 2009, we had an income tax expense of $11.5 million compared to $12.8 million in 2008. Our effective tax rate for 2009 was 38.0% compared to 39.8% for 2008 (see a reconciliation of these effective rates in Note 18 to our Consolidated Financial Statements). The effective tax rate for 2009 was unfavorably impacted by 0.4% associated with limitations on deductibility of executive compensation. The effective tax rate for 2008 was unfavorably impacted by 0.7% associated with the impairment of non-deductible goodwill. Other differences between the effective tax rate and the statutory tax rate are principally attributable to estimated tax reserves and other permanent differences.

Liquidity and Capital Resources

We finance our business activities primarily with:

•	Cash flows generated from our operating activities, and

•	Borrowings under our 2010 Credit Facility.

Based primarily upon our generation of cash flows from operations, coupled with our existing cash reserves (approximately $15.9 million available as of December 26, 2010), and available borrowings under our 2010 Credit Facility (approximately $37.0 million available as of December 26, 2010), we believe that we will have adequate cash flow (primarily from operating cash flows) to meet our anticipated future requirements for working capital, various contractual obligations and expected capital expenditures for 2011.

On December 23, 2010, the Company entered into the 2010 Credit Facility and refinanced the 2005 Credit Facility with proceeds drawn at closing.

Key terms in the 2010 Credit Facility are discussed in the Long Term Debt section in this Item 7.

See Note 9 for a discussion of the 2010 Credit Facility and the 2005 Credit Facility that was refinanced on December 23, 2010.

Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $28.4 million and $23.2 million for 2010 and 2009, respectively. The increase in cash provided by operating activities was primarily attributable to: (1) higher operating profit, (2) lower interest expense and 3) lower income tax expenses during 2010. See our Company’s Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:

•	reinvestment in core business activities that promote the Company’s strategic initiatives,

•	repurchase of shares of our common stock (subject to the restrictions under our 2010 Credit Facility) and

•	reduction of long-term debt.

Our investment in core business activities includes our obligation to maintain our company-operated restaurants, and provide marketing plans and operations support to our franchise system.

Information regarding capital spending is discussed under the heading entitled Capital Expenditures within this Item 7.

Under the terms of the Company’s 2010 Credit Facility, quarterly principal payments of $1.25 million will be due during 2011 and 2012, $1.50 million during 2013 and 2014, and $4.50 million during 2015.

Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries.

Minimum Fixed Charge Coverage Ratio is defined as the ratio of the company’s Consolidated EBITDA plus Consolidated Rental Expense less provisions for current taxes less Consolidated Capital Expenditures to Consolidated Fixed Charges. Consolidated Fixed Charges is defined as the sum of aggregate amounts of scheduled principal payments made during such period on Indebtedness, including Capital Lease Obligations, Consolidated Cash Interest, and Consolidated Rental Expense

At December 26, 2010, the Company’s Total Leverage Ratio was 1.40 to 1.0 and the Minimum Fixed Charge Coverage Ratio was 3.29 to 1.0.

The Company did not repurchase any shares of its common stock during 2010. The remaining value of shares that may be repurchased under the Company’s share repurchase program was $38.9 million. Pursuant to the terms of the Company’s 2010 Credit Facility the Company may repurchase and retire its common shares at any time the Total Leverage Ratio is less than 2.00 to 1.

Operating and Financial Outlook for 2011

Continuing its two-year positive momentum, the Company expects Popeyes global same-store sales growth to be in the range of positive 1.0 to 3.0% in 2011.

Popeyes expects global new openings to be in the range of 120-140 restaurants in 2011, a growth rate of 6-7%, compared to 106 openings in 2010. As management evaluates its International Strategic Plan, the Company intends to maintain its international new unit openings at approximately 60 restaurants in 2011, similar to the opening pace it delivered in 2010.

The Company projects system-wide unit closings will be in the range of 60-80 restaurants, or 3-4% of its total restaurants, which is consistent with established restaurant brands. As such, in 2011 the Company expects 40-80 net restaurant openings, or 2-4% net unit growth. Management expects net openings to continue to accelerate in 2012 and beyond, as the Company continues to implement development initiatives to strengthen its new opening pipeline.

The Company expects general and administrative expenses will be in the range of $60-$62 million, at a rate of 3.1-3.2% of system-wide sales, among the lowest in the restaurant industry. General and administrative expenses include $2-$3 million for additional international strategic investments, $1-$2 million for fully annualized 2010 expenses primarily for new domestic and international restaurant development personnel, and approximately $1 million for a planned corporate office relocation.

The Company’s international strategic investments include a detailed evaluation of the International Strategic Plan with due diligence on countries of focus, and additional general and administrative expenses necessary to accomplish the four pillar strategies. Management believes these investments will create a foundation for a healthy international business model, which is essential for accelerating unit growth around the globe.

The Company’s new corporate office to be located in close proximity to its existing office, will provide approximately 40% more capacity, and as such will accommodate the Company’s long-term growth plans over the next 10 years. Management has negotiated a lease rate that is significantly lower on a cost per square footage than the lease for the existing facility. Additionally the Company expects that the new facility will better integrate departments throughout the organization, thereby improving efficiency and effectiveness. Moving expenses are projected to be approximately $1 million. Capital investment is approximately $3 million, net of landlord allowances, and will include a new research and development center.

The Company expects its annual interest expense, net will be in the range of $3.5-$4.0 million in 2011, compared to $8.0 million in 2010.

In 2011, the Company expects its effective tax rate to return to a more normalized rate after the favorable audit benefits the Company realized in 2010. As such, the Company expects its 2011 effective tax rate will be in the range of 37.0-38.0%, compared to 31.0% in 2010.

While the Company continues to invest in its core business for the long-term growth of the brand, management also plans to use cash to repurchase shares of common stock. During 2011, the Company expects to repurchase $20-$25 million shares of common stock under the Company’s current Share Repurchase Program, which has capacity for repurchases of up to approximately $38.9 million of its common stock. Pursuant to the terms of the new credit facility, the Company may repurchase and retire its common shares any time the Total Leverage Ratio (TLR) is less than 2.0 to 1. At fiscal year end, the Company’s TLR was 1.40 to 1, and management expects during 2011 that its TLR will remain below 2.0 to 1.

The Company expects 2011 reported earnings per diluted share will be in the range of $0.86-$0.90, compared to $0.90 in 2010. The Company expects adjusted earnings per diluted share, will be in the range of $0.91-$0.95, compared to $0.86 in 2010, and which represents a 3-year compound average annual growth rate of 12-13%. Adjusted diluted earnings per share excludes approximately $1.5 million for the corporate office relocation and approximately $0.5 million for other expenses, net. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

Long Term Guidance

Consistent with previous guidance, over the course of the next five years, the Company believes the execution of its Strategic Plan will deliver on an average annualized basis the following results: same-store sales growth of 1 to 3%; net unit growth of 4 to 6%; and earnings per diluted share growth of 13 to 15%.

Contractual Obligations

The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 26, 2010:

						There-
(In millions)	2011	2012	2013	2014	2015	after	Total

Long-term debt, excluding capital leases(1)	$4.0	$5.2	$6.0	$6.3	$41.8	$1.3	$64.6
Interest on long-term debt, excluding capital leases(1)	1.5	1.8	1.6	1.5	1.2	0.5	8.1
Leases(2)	6.0	4.7	4.5	4.2	3.9	51.5	74.8
Copeland formula agreement(3)	3.1	3.1	3.1	3.1	3.1	40.0	55.5
King Features agreements(3)	1.1	1.1	—	—	—	—	2.2
Information technology outsourcing(3)	1.6	1.7	—	—	—	—	3.3
Business process services(3)	1.5	0.5	—	—	—	—	2.0

Total(4)	$18.8	$18.1	$15.2	$15.1	$50.0	$93.3	$210.5

(1)	For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 29, 2010. See Note 9 to our Consolidated Financial Statements for information concerning the terms of our 2010 Credit Facility, as amended and restated, and the 2005 interest rate swap agreements.

(2)	Of the $74.8 million of minimum lease payments, $70.7 million of those payments relate to operating leases and the remaining $4.1 million of payments relate to capital leases. See Note 10 to our Consolidated Financial Statements.

(3)	See Note 15 to our Consolidated Financial Statements.

(4)	We have not included in the contractual obligations table approximately $2.1 million for uncertain tax positions we have taken or expect to be taken on a tax return. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the amount or period of cash settlement, if any, with the respective taxing authorities. These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Share Repurchase Program

As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s board of directors has approved a share repurchase program of up to $215.0 million. The program, which is open-ended, allows the Company to repurchase shares of its common stock from time to time. There were no share repurchases under the program in 2010 or 2009. During 2008 the Company repurchased and retired 2,120,401 shares of common stock for $19.0 million under this program.

The remaining value of shares that may be repurchased under the program is $38.9 million. Pursuant to the terms of the Company’s 2010 Credit Facility, the Company may repurchase its common stock when the Total Leverage Ratio is less than 2.00 to 1. The Total Leverage Ratio at December 26, 2010 is 1.40 to 1.

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

During 2010, we invested approximately $3.2 million in various capital projects, comprised of $1.4 million for information technology hardware and software at company-operated restaurants and the corporate office, $1.2 million for reopening a company restaurant in New Orleans and restaurant reimaging and corporate office construction and $0.6 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities.

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

During 2011, the Company expects its capital expenditures will be in the range of $7-$9 million. These investments include: $4-$6 million for the core business, which includes company-operated restaurant reimages, a new company-operated restaurant, information technology, point of service equipment and maintenance capital expenditures; as well as approximately $3 million for the corporate office move, net of landlord allowances.

Off-Balance Sheet Arrangements

The Company has no significant Off-Balance Sheet Arrangements.

Long Term Debt

2010 Credit Facility.  On December 23, 2010, the Company entered into a bank credit facility with a group of lenders consisting of a five year $60.0 million dollar revolving credit facility and a five year $40.0 million dollar term loan. The Company drew $40 million under the term loan and $22 million under the revolving credit facility. The 2005 Credit Facility was retired with proceeds from the 2010 Credit Facility.

Key terms in the 2010 Credit Facility include the following:

•	The term loan and revolving credit facility maturity date is December 23, 2015

•	The Company must maintain a Total Leverage Ratio of ≤ 2.75 to 1.

•	The initial interest rate is LIBOR plus 250 basis points.

•	The Company must maintain a Minimum Fixed Charge Coverage Ratio of ≥ 1.25 to 1.

•	The Company may repurchase and retire its common shares at any time the Total Leverage Ratio is less than 2.00 to 1.

•	The Company may make Permitted Acquisitions at any time the Total Leverage Ratio is less than 2.50 to 1.

In connection with the refinancing, the Company expensed $0.6 million associated with the extinguishment of the Term B Loan, which is reported as a component of “Interest expense, net.” Additionally, the Company capitalized approximately $1.2 million of fees related to the new facility as debt issuance costs which will be amortized over the remaining life of the facility utilizing the effective interest method for the term loan and the straight-line method for the revolving credit facility.

The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the term and revolving credit facility may fluctuate in a range from 225 to 325 basis points above LIBOR because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants of the 2010 Credit Facility. The Company also pays a quarterly commitment fee of 0.50% on the unused portions of the revolving credit facility. As of December 26, 2010, the Company had $22.0 million of loans outstanding under its revolving credit facility. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of December 26, 2010, the Company had $1.0 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $37.0 million.

Substantially all of the Company’s assets are pledged as collateral under the 2010 Credit Facility. The 2010 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its common stock and enter into certain lease transactions. The 2010 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.

Under the terms of the Company’s 2010 Credit Facility, quarterly principal payments of $1.25 million will be due during 2011 and 2012, $1.50 million during 2013 and 2014, and $4.50 million during 2015.

As of December 26, 2010, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of December 26, 2010 and December 27, 2009, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 and 2005 Credit Facility were 4.75% and 7.2% respectively. On December 29, 2010, the Company converted the term and revolving loan interest rate base to three month LIBOR. This interest rate base conversion yielded an interest rate of 2.8% including the 250 basis point spread noted above.

2005 Credit Facility.  On August 14, 2009, the Company entered into an amended and restated bank credit facility (the “2005 Credit Facility”) with a group of lenders, which consisted of a $48.0 million, three-year revolving credit facility and a four-year $190.0 million term loan. The 2005 Credit Facility was retired with the proceeds of the 2010 Credit Facility.

The key terms of the 2005 Credit Facility were the applicable interest rate for the term loan and revolving credit facility was set at LIBOR plus 4.50%, with a minimum LIBOR of 2.50%. To reduce interest rate risk, derivative instruments were required to be maintained on no less than 30% of the outstanding debt (see discussion below under the heading entitled “Interest Rate Swap Agreements”).

In connection with the August 2009 amendment, the Company expensed $1.9 million during 2009, which is reported as a component of “Interest expense, net.” Additionally, the Company capitalized approximately $1.8 million of fees related to the 2009 amendment as debt issuance costs which will be amortized over the remaining life of the facility utilizing the effective interest method.

Interest Rate Swap Agreements  On February 22, 2011, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30 million of our floating rate debt to a fixed rate of 4.79%. The term of the swap agreements expires March 31, 2015.

In accordance with the 2005 Credit Facility, the Company used interest rate swap agreements to fix the interest rate exposure on a portion of its outstanding term loan. As interest rate swaps are terminated, the unrecognized derivative gains or losses are amortized as interest expense over the unexpired term of the swap.

As required by the Third amendment and restatement to the 2005 Credit Facility, on September 10, 2009, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30 million of the term loan debt to a fixed rate of 7.40%. The term of the swap agreements expires August 31, 2011. The swap agreements are no longer designated as cash flow hedges with the refinancing of the 2005 Credit Facility. Any unrecognized loss on the agreement will be amortized into expense over the unexpired term of the swap. Future gains or losses under the contracts will be recognized into interest expense immediately.

Net interest expense associated with these agreements was approximately $0.7 million and $1.3 million in 2010 and 2009, respectively. In 2008, the amount of interest income earned by Company associated with these agreements was insignificant.

Impact of Inflation

The impact of inflation on the cost of food, labor, fuel and energy costs, and other commodities has impacted our operating expenses. To the extent permitted by the competitive environment in which we operate, increased costs are partially recovered through menu price increases coupled with purchasing prices and productivity improvements.

Tax Matters

We are involved in U.S., state and local tax audits for income, franchise, property and sales and use taxes. In general, the statute of limitations remains open with respect to tax returns that were filed for each tax year after 2006. However, upon notice of a pending tax audit, we often agree to extend the statute of limitations to allow for complete and accurate tax audits to be performed. The U.S. federal tax years 2007 through 2009 are open to audit. In general, the state tax years open to audit range from 2006 through 2009.

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

In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for first half of 2011 for certain commodities including corn and soy, which impact the price of poultry and other food cost.

Foreign Currency Exchange Rate Risk.  We are exposed to foreign currency exchange risk from the potential changes in foreign currency rates that directly impact our royalty revenues and cash flows from our international franchise operations. In 2010, franchise revenues from these operations represented approximately 11.9% of our total franchise revenues. For each of 2010, 2009, and 2008, foreign-sourced revenues represented approximately 7.2%, 6.3%, and 5.7%, of our total revenues, respectively. All other things being equal, for the fiscal year ended December 26, 2010, operating profit would have decreased by approximately $0.6 million if all foreign currencies had uniformly weakened 10% relative to the U.S. Dollar.

As of December 26, 2010, approximately $1.0 million of our accounts receivable were denominated in foreign currencies. During 2010 the net loss from the exchange rate was insignificant. Our international franchised operations are in 26 foreign countries with approximately 30% or our revenues from international royalties originating from restaurants in Korea and Canada.

Interest Rate Risk.  Our net exposure to interest rate risk consists of our borrowings under our 2010 Credit Facility, as amended and restated. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating interest rates. As of December 26, 2010, the balances outstanding under our 2010 Credit Facility, as amended and restated, totaled $62.0 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2010 Credit Facility would be approximately $0.3 million.

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

During the fourth quarter of fiscal year 2010, we performed our annual assessment of recoverability of goodwill and trademarks and determined that no impairment was indicated. Our Company-operated restaurants segment has goodwill of $2.2 million as of the end of 2010. The assumptions used in determining fair value for this reporting unit are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. While our operating assumptions reflect what we believe are reasonable and achievable growth rates, failure to realize these growth rates could result in future impairment of the recorded goodwill. If we believe the risks inherent in the business increase, the resulting change in the discount rate could also result in future impairment of the recorded goodwill.

Fair Value Measurements.  Fair value is the price the Company would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. For those assets and liabilities recorded or disclosed at fair value, we determine fair value based upon the quoted market price, if available. If a quoted market price is not available for identical assets, we determine fair value based upon the quoted market price of similar assets or the present value of expected future cash flows considering the risks involved, including counterparty performance risk if appropriate, and using discount rates appropriate for the duration. The fair values are assigned a level within the fair value hierarchy, depending on the source of the inputs into the calculation.

Level 1	Inputs based upon quoted prices in active markets for identical assets.

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly.

Level 3	Inputs that are unobservable for the asset.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We carried a valuation allowance on our deferred tax assets of $4.8 million at

December 26, 2010 and $4.7 million at December 27, 2009, based on our view that it is more likely than not that we will not be able to take a tax benefit for certain state operating loss carryforwards which continue to expire.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) authoritative guidance which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Since adopting the guidance, we have evaluated unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures. At December 26, 2010, we had approximately $2.1 million of unrecognized tax benefits, $0.6 million of which, if recognized, would affect the effective tax rate. At December 26, 2010, the Company had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions.

See Note 18 to the Consolidated Financial Statements for a further discussion of our income taxes.

Stock-Based Employee Compensation.  At the beginning of fiscal year 2006, we adopted the fair value recognition provisions as required by the FASB authoritative guidance on stock compensation, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options, restricted stock awards and restricted share units. We used the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. The fair value of stock options with only service conditions are estimated using a Black-Scholes option-pricing model. The fair value of stock options with service and market conditions are valued utilizing a Monte Carlo simulation embedded in a lattice model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. Our option pricing models require various highly subjective and judgmental assumptions including risk-free interest rates, expected volatility of our stock price, expected forfeiture rates, expected dividend yield and expected term. If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Our specific weighted average assumptions used to estimate the fair value of stock-based employee compensation are set forth in Note 13 to the Consolidated Financial Statements.

Derivative Financial Instruments.  The Company used interest rate swap agreements to reduce its interest rate risk on its floating rate debt under the terms of its 2005 amended credit facility. We recognize all derivatives on the balance sheet at fair value. At inception and on an on-going basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, changes in the fair value of the derivative are recognized in “Accumulated other comprehensive loss” until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

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

Management’s Use of Non-GAAP Financial Measures

Adjusted earnings per diluted share and Operating EBITDA and company-operated restaurant operating profit margins are supplemental non-GAAP financial measures. The Company uses adjusted earnings per diluted share, Operating EBITDA and company-operated restaurant operating profit margins in addition to net income, operating profit and cash flows from operating activities, to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and performance of its business because they provide a link between profitability and operating cash flow. Adjusted earnings per diluted share, Operating EBITDA and company-operated restaurant operating profit margins as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, adjusted earnings per diluted share, Operating EBITDA and company-operated restaurant operating profit margins: (a) do not represent net income, cash flows from operations or earnings per share as defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to net income, earnings per share, operating profit, cash flows from operating activities or other financial information determined under GAAP.

Adjusted earnings per diluted share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of (i) other income, net (which for fiscal 2010 includes $0.7 million for impairments and disposals of fixed assets partially offset by $0.5 million for net gain on sales of assets; and for fiscal 2009 includes $3.3 million on the sale of assets partially offset by $0.6 million related to impairments and disposals of fixed assets and $0.6 million of other expense), (ii) the interest expense associated with the credit facility amendment, (iii) the tax effect of these adjustments, and (iv) the tax audit benefit. Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis fiscal 2010 and fiscal 2009, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to adjusted earnings per diluted share:

(in millions, except per share data)	Fiscal 2010	Fiscal 2009
Net income	$22.9	$18.8
Other expense (income), net	$0.2	$(2.1)
Interest expense associated with credit facility	$0.6	$1.9
Tax effect	$(0.3)	$0.1
Tax audit benefit	$(1.4)	—
Adjusted net income	$22.0	$18.7
Adjusted earnings per diluted share	$0.86	$0.74
Weighted-average diluted shares outstanding	25.5	25.4

Operating EBITDA: Calculation and Definition

The Company defines Operating EBITDA as “earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net”. The following table reconciles on a historical basis for 2010 and 2009, the Company’s earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net (“Operating EBITDA”) on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to Operating EBITDA:

(dollars in millions)	Fiscal 2010	Fiscal 2009
Net income	$22.9	$18.8
Interest expense, net	$8.0	$8.4
Income tax expense	$10.3	$11.5
Depreciation and amortization	$3.9	$4.4
Other expenses (income), net	$0.2	$(2.1)
Operating EBITDA	$45.3	$41.0
Total Revenues	$146.4	$148.0
Operating EBITDA as a percentage of Total Revenues	30.9%	27.7%

Company-Operated Restaurant Operating Profit Margins: Calculation and Definition

The Company defines company-operated restaurant operating profit margins as “sales by company-operated restaurants” minus “restaurant employee, occupancy and other expenses” minus “restaurant food, beverages and packaging” as a percentage of sales by company-operated restaurants.” The following table reconciles on a historical basis for 2010 and 2009, the Company’s company-operated restaurant operating profit margins to the line item on its consolidated statement of operations entitled “sales by company-operated restaurants,” which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to company-operated restaurant operating profit margins:

(dollars in millions)	Fiscal 2010	Fiscal 2009
Sales by company-operated restaurants	$52.7	$57.4
Restaurant employee, occupancy and other expenses	$(25.8)	$(29.5)
Restaurant food, beverages and packaging	$(16.8)	$(18.9)
Company-operated restaurant operating profit	$10.1	$9.0
Company-operated restaurant operating profit margins as a percentage of sales by company-operated restaurants	19.2%	15.7%

Forward-Looking Statements

Forward-Looking Statement: Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this Annual Report on Form 10-K include discussions regarding the Company’s planned implementation of its strategic plan, projections and expectations regarding same-store sales for fiscal 2011 and beyond, the Company’s ability to improve restaurant level margins, guidance for new restaurant openings and closures, and the Company’s anticipated 2011 and long-term performance, including projections regarding general and administrative expenses, and net earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our credit facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our credit facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in this Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.

(b)	Our Evaluation of AFC’s Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of December 26.2010, as required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2010 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

(c)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management concluded that as of December 26, 2010, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers, LLP, our independent registered public accounting firm, has also audited the Company’s internal control over financial reporting as of December 26, 2010. This report can be found on Page F-1 of this Annual Report.

(d)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 will be included in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference. Biographical information on our executive officers is contained in Item 4A of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Information regarding executive compensation required by this Item 11 will be included in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 will be included in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence required by this Item 13 is included in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP. Information regarding principal accountant fees and services required by this Item 14 is included in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

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

(b)	Exhibits

Exhibit
Number		Description

3	.1(c)	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002.
3	.2(u)	Amended and Restated Bylaws of AFC Enterprises, Inc.
4	.1(n)	Form of registrant’s common stock certificate.
10	.1(e)	Form of Popeyes Development Agreement, as amended.
10	.2(e)	Form of Popeyes Franchise Agreement.
10	.3(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date.
10	.4(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10	.5(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.
10	.6(d)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc. as amended through November 29, 2009.
10	.7(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.
10	.8(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.
10	.9(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10	.10(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.
10	.11(n)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and AFC Enterprises, Inc.
10	.12(a)	1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*
10	.13(a)	1996 Nonqualified Performance Stock Option Plan — Executive of AFC, effective as of April 11, 1996.*

Exhibit
Number		Description

10	.14(a)	1996 Nonqualified Performance Stock Option Plan — General of AFC, effective as of April 11, 1996.*
10	.15(a)	1996 Nonqualified Stock Option Plan of AFC, effective as of April 11, 1996.*
10	.16(a)	Form of Nonqualified Stock Option Agreement — General between AFC and stock option participants.*
10	.17(a)	Form of Nonqualified Stock Option Agreement — Executive between AFC and certain key executives.*
10	.18(a)	1996 Employee Stock Bonus Plan — Executive of AFC effective as of April 11, 1996.*
10	.19(a)	1996 Employee Stock Bonus Plan — General of AFC effective as of April 11, 1996.*
10	.20(a)	Form of Stock Bonus Agreement — Executive between AFC and certain executive officers.*
10	.21(a)	Form of Stock Bonus Agreement — General between AFC and certain executive officers.*
10	.22(a)	Form of Secured Promissory Note issued by certain members of management.*
10	.23(a)	Form of Stock Pledge Agreement between AFC and certain members of management.*
10	.24(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997.
10	.25(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*
10	.26(a)	Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.*
10	.27(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*
10	.28(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*
10	.29(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*
10	.30(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*
10	.31(f)	Indemnification Agreement dated August 9, 2001 by and between AFC and R. William Ide, III.*
10	.32(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*
10	.33(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10	.34(d)	AFC Enterprises, Inc. Annual Executive Bonus Program.*
10	.35(h)	Royalty and Supply Agreement dated July 15, 2010 between the Company and Diversified Foods and Seasoning, Inc.†
10	.36(o)	Indemnity Agreement dated October 14, 2004 by and between AFC Enterprises, Inc. and Supply Management Services, Inc.
10	.37(o)	Indemnity Agreement dated February 5, 2004 by and between AFC Enterprises, Inc., Cajun Operating Company and Supply Management Services, Inc.
10	.38(v)	Third Amended and Restated Credit Agreement dated as of August 14, 2009 among AFC Enterprises, Inc., the Lenders party thereto, JPMorgan Chase Bank, NA, JP Morgan Securities Inc. and Bank of America, N.A.
10	.39(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.
10	.40(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — General.*
10	.41(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.*
10	.42(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — Executive.*
10	.43(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.*
10	.44(i)	Indemnification Agreement between AFC and Peter Starrett dated December 1, 2000.
10	.45(p)	Indemnification Agreement dated November 28, 2006 by and between AFC and John M. Cranor, III.*
10	.46(p)	Indemnification Agreement dated November 28, 2006 by and between AFC and Cheryl A. Bachelder.*
10	.47(q)	Popeyes Chicken and Biscuits 2006 Bonus Plan.*
10	.48(q)	Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and James W. Lyons.*

Exhibit
Number		Description

10	.49(q)	Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and Robert Calderin.*
10	.50(j)	Credit Agreement dated as of December 23, 2010.
10	.51(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (time-based vesting).*
10	.52(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (performance-based vesting).*
10	.53(s)	Employment Agreement dated as of October 9, 2007 between AFC Enterprises, Inc. and Cheryl A. Bachelder.
10	.54(l)	Accelerated Stock Repurchase Agreement by and between AFC Enterprises, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch dated March 12, 2008.
10	.55(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Harold M. Cohen.
10	.56(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Henry Hope, III.
10	.57(b)	Employment Agreement effective as of February 4, 2008 between the Company and Richard Lynch.*
10	.58(w)	Employment Agreement effective as of April 20, 2009 between the Company and Ralph Bower.*
10	.59(k)	Indemnification Agreement by and between the Company and Krishnan Anand dated November 2, 2010.*
11	.1**	Statement regarding computation of per share earnings.
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of Grant Thornton LLP
31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 19 to our Consolidated Financial Statements in this Annual Report.

(a)	Filed as an exhibit to the Registration Statement of AFC on Form S-4/A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(b)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 28, 2008 on March 11, 2009 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended April 18, 2010 on May 26, 2010 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 11, 2010 on August 18, 2010 and incorporated by reference herein.

(i)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended April 17, 2005, on May 27, 2005, and incorporated by reference herein.

(j)	Filed as an exhibit to the Form 8-K of AFC filed on December 29, 2010 and incorporated by reference herein.

(k)	Filed as an exhibit to the Form 8-K of AFC filed on November 3, 2010 and incorporated by reference herein.

(l)	Filed as an exhibit to the Form 8-K of AFC filed on March 13, 2008 and incorporated by reference herein

(m)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 28, 2003, on March 29, 2004 and incorporated by reference herein.

(n)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on February 28, 2001 and incorporated by reference herein.

(o)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 26, 2004 on March 28, 2005 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 8-K of AFC filed November 29, 2006 and incorporated by reference herein.

(q)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 31, 2006 and incorporated by reference herein.

(r)	Filed as an exhibit to the Form 8-K of AFC filed November 7, 2007 and incorporated by reference herein.

(s)	Filed as an exhibit to the Form 8-K of AFC filed October 12, 2007 and incorporated by reference herein.

(t)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended October 5, 2008 on November 12, 2008 and incorporated by reference herein.

(u)	Filed an exhibit to the Form 8-K of AFC filed on April 16, 2008 and incorporated by reference herein.

(v)	Filed as an Exhibit to the Form 8-K of AFC filed on August 20, 2009 and incorporated by reference herein.

(w)	Filed as an Exhibit to the form 8-K of AFC filed on April 21, 2009 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of March 2011.

AFC ENTERPRISES, INC.

By:	/s/ Cheryl A. Bachelder
Cheryl A. Bachelder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Cheryl A. Bachelder Cheryl A. Bachelder	Chief Executive Officer (Principal Executive Officer)	March 9, 2011

/s/ H. Melville Hope H. Melville Hope	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2011

/s/ John M. Cranor, III John M. Cranor, III	Director, Chairman of the Board	March 9, 2011

/s/ Krishnan Anand Krishnan Anand	Director	March 9, 2011

/s/ Victor Arias, Jr. Victor Arias, Jr.	Director	March 9, 2011

/s/ Carolyn H. Byrd Carolyn H. Byrd	Director	March 9, 2011

/s/ John F. Hoffner John F. Hoffner	Director	March 9, 2011

/s/ R. William Ide, III R. William Ide, III	Director	March 9, 2011

/s/ Kelvin J. Pennington Kelvin J. Pennington	Director	March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AFC Enterprises, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 26, 2010 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended present fairly, in all material respects, the financial position of AFC Enterprises, Inc. and its subsidiaries at December 26, 2010 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Atlanta, Georgia
March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AFC Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of AFC Enterprises, Inc. (a Minnesota Corporation) and subsidiary as of December 27, 2009 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the two years in the periods ended December 27, 2009 and December 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFC Enterprises, Inc. and subsidiary as of December 27, 2009, and the results of their operations and their cash flows for each of the two fiscal years in the period ended December 27, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Atlanta, GA
March 10, 2010

AFC Enterprises, Inc.
Consolidated Balance Sheets
 As of December 26, 2010, and December 27, 2009
(In millions, except share data)

	2010	2009

Current assets:
Cash and cash equivalents	$15.9	$4.1
Accounts and current notes receivable, net	5.6	9.1
Other current assets	4.3	3.9
Advertising cooperative assets, restricted	16.1	16.0

Total current assets	41.9	33.1

Long-term assets:
Property and equipment, net	21.2	21.5
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	47.0	47.6
Other long-term assets, net	2.7	3.3

Total long-term assets	82.0	83.5

Total assets	$123.9	$116.6

Current liabilities:
Accounts payable	$4.8	$4.8
Other current liabilities	7.6	13.7
Current debt maturities	4.0	1.3
Advertising cooperative liabilities	16.1	16.0

Total current liabilities	32.5	35.8

Long-term liabilities:
Long-term debt	62.0	81.3
Deferred credits and other long-term liabilities	20.2	17.7

Total long-term liabilities	82.2	99.0

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 25,685,705 and 25,455,917 shares issued and outstanding at the end of fiscal years 2010 and 2009, respectively)	0.3	0.3
Capital in excess of par value	116.4	112.3
Accumulated deficit	(107.4)	(130.3)
Accumulated other comprehensive loss	(0.1)	(0.5)

Total shareholders’ equity (deficit)	9.2	(18.2)

Total liabilities and shareholders’ equity (deficit)	$123.9	$116.6

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Operations
 For Fiscal Years 2010, 2009, and 2008
(In millions, except per share data)

	2010	2009	2008

Revenues:
Sales by company-operated restaurants	$52.7	$57.4	$78.3
Franchise revenues	89.4	86.0	84.6
Rent and other revenues	4.3	4.6	3.9

Total revenues	146.4	148.0	166.8

Expenses:
Restaurant employee, occupancy and other expenses	25.8	29.5	41.4
Restaurant food, beverages and packaging	16.8	18.9	27.1
Rent and other occupancy expenses	2.1	2.6	2.4
General and administrative expenses	56.4	56.0	53.9
Depreciation and amortization	3.9	4.4	6.3
Other expenses (income), net	0.2	(2.1)	(4.6)

Total expenses	105.2	109.3	126.5

Operating profit	41.2	38.7	40.3
Interest expense, net	8.0	8.4	8.1

Income before income taxes	33.2	30.3	32.2
Income tax expense	10.3	11.5	12.8

Net income	$22.9	$18.8	$19.4

Earnings per common share, basic:	$0.91	$0.74	$0.76

Earnings per common share, diluted:	$0.90	$0.74	$0.76

Weighted-average shares outstanding:
Basic	25.3	25.3	25.6
Diluted	25.5	25.4	25.7

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For Fiscal Years 2010, 2009, and 2008
(In millions)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	(Loss)	Total

Balance at December 30, 2007	27,356,105	0.3	127.7	(168.5)	0.2	(40.3)
Net income	—	—	—	19.4	—	19.4
Other comprehensive income:
Net change in fair value of cash flow hedge, (net of tax impact of $0.7 million)	—	—	—	—	(1.3)	(1.3)
Derivative loss realized in earnings during the period, net of tax	—	—	—	—	0.1	0.1

Total comprehensive income						18.2
Repurchases and retirement of shares	(2,120,401)	—	(19.0)	—	—	(19.0)
Excess tax liabilities from stock-based compensation	—	—	(0.5)	—	—	(0.5)
Cancellation of shares	(31,031)	—	(0.2)	—	—	(0.2)
Issuance of restricted stock awards, net of forfeitures	90,300	—	—	—	—	—
Stock-based compensation expense	—	—	2.5	—	—	2.5

Balance at December 28, 2008	25,294,973	0.3	110.5	(149.1)	(1.0)	(39.3)
Net income	—	—	—	18.8	—	18.8
Other comprehensive income:
Net change in fair value of cash flow hedge (net of tax impact of $0.1 million)	—	—	—	—	(0.2)	(0.2)
Derivative loss realized in earnings during the period (net of tax impact of $0.4 million)	—	—	—	—	0.7	0.7

Total comprehensive income						19.3
Cancellation of shares	(32,914)	—	(0.1)	—	—	(0.1)
Issuance of restricted stock awards, net of forfeitures	193,858	—	—	—	—	—
Stock-based compensation expense	—	—	1.9	—	—	1.9

Balance at December 27, 2009	25,455,917	$0.3	$112.3	$(130.3)	$(0.5)	$(18.2)
Net income	—	—	—	22.9	—	22.9
Other comprehensive income:
Derivative loss realized in earnings during the period (net of tax impact of $0.2 million)	—	—	—	—	0.4	0.4

Total comprehensive income						23.3
Issuance of common stock under stock option plans	137,775	—	1.5	—	—	1.5
Issuance of restricted stock awards, net of forfeitures	92,013	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	—	2.7	—	—	2.7

Balance at December 26, 2010	25,685,705	$0.3	$116.4	$(107.4)	$(0.1)	$9.2

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.
Consolidated Statements of Cash Flows
For Fiscal Years 2010, 2009, and 2008
(In millions)

	2010	2009	2008

Cash flows provided by (used in) operating activities:
Net income	$22.9	$18.8	$19.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3.9	4.4	6.3
Asset write-downs	0.7	0.6	9.5
Net gain on sale of assets	(0.5)	(3.3)	(0.9)
(Gain) loss on insurance recoveries related to asset damages, net	—	0.4	(0.5)
Deferred income taxes	1.5	1.0	—
Non-cash interest expense, net	1.7	1.9	(0.1)
Provision for credit losses (recoveries)	(0.5)	2.1	0.1
Stock-based compensation expense	2.7	1.9	2.5
Change in operating assets and liabilities:
Accounts receivable	1.5	(1.5)	—
Other operating assets	(1.7)	1.3	0.4
Accounts payable and other operating liabilities	(3.8)	(4.4)	(7.0)

Net cash provided by operating activities	28.4	23.2	29.7

Cash flows provided by (used in) investing activities:
Capital expenditures	(3.2)	(1.4)	(2.7)
Proceeds from dispositions of property and equipment	—	7.9	3.8
Proceeds from notes receivable and other investing activities	3.0	11.2	0.8

Net cash provided by (used in) investing activities	(0.2)	17.7	1.9

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	(78.3)	(35.9)	(8.9)
Borrowings under 2005 revolving credit facility	—	—	20.0
Principal payments — 2005 revolving credit facility	—	(0.5)	(24.5)
Borrowings under 2010 credit facility (term loan)	40.0	—	—
Borrowings under 2010 revolving credit facility	22.0	—	—
Special cash dividend	—	—	(0.5)
Share repurchases	—	—	(19.0)
Proceeds from exercise of employee stock options	1.5	—	—
Debt issuance costs	(1.2)	(1.8)	—
Other financing activities, net	(0.4)	(0.7)	(1.6)

Net cash used in financing activities	(16.4)	(38.9)	(34.5)

Net increase (decrease) in cash and cash equivalents	11.8	2.0	(2.9)
Cash and cash equivalents at beginning of year	4.1	2.1	5.0

Cash and cash equivalents at end of year	$15.9	$4.1	$2.1

See accompanying notes to consolidated financial statements.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008

Note 1 —	Description of Business

AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”) in 45 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 26 foreign countries.

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

Fiscal Year.  The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The 2010, 2009 and 2008 fiscal years all consisted of 52 weeks.

Cash and Cash Equivalents.  The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. Bank overdrafts were insignificant at December 26, 2010 and December 27, 2009.

Supplemental Cash Flow Information.

(in millions)	2010	2009	2008

Interest paid	$6.4	$6.6	$8.9
Income taxes paid, net	10.3	8.9	13.2

Accounts Receivable, Net.  At December 26, 2010 and December 27, 2009, accounts receivable, net were $5.2 million and $6.9 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, and rents, amounts due from insurance carriers, and various miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. The Company reserves a franchisee’s receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that it may or may not collect the balance due. During 2010, 2009, and 2008, changes in the allowance for doubtful accounts were as follows:

(in millions)	2010	2009	2008

Balance, beginning of year	$2.1	$0.5	$0.4
Provisions for credit recoveries (losses)	(0.5)	1.9	0.1
Write-offs	(0.4)	(0.3)	—

Balance, end of year	$1.2	$2.1	$0.5

Notes Receivable, Net.  At December 26, 2010 and December 27, 2009, notes receivable, net, were approximately $0.4 million and $2.7 million, respectively, of which $0.4 million and $2.2 million, respectively, was current.

At December 26, 2010, several notes aggregating approximately $0.9 million had zero percent interest rates and the remaining notes had fixed interest rates that ranged from 6% to 10%. The zero percent interest rate notes are

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

primarily past due royalties converted from accounts receivable and are substantially reserved for in the allowance for uncollectible notes receivable.

Notes receivable consist primarily of consideration received in conjunction with the sale of 24 Popeyes company-operated restaurants to a franchisee during 2001. Notes receivable also include notes from franchisees to finance certain past due franchise revenues, rents and interest. The notes receivable balance is stated net of an allowance for uncollectibility, which is evaluated each reporting period on a note-by-note basis. The balance in the allowance account at December 26, 2010 and December 27, 2009, was approximately $0.9 million and $1.1 million, respectively. The 2010 decrease of $0.2 million represents recoveries net of losses.

During the first quarter of 2010, the Company received a payment of $1.5 million associated with the sale of a previously owned equipment manufacturing operation during 2000. During third quarter 2010, the Company received a payment of $0.4 million associated with the refranchise of 13 Popeyes company-operated restaurants during 2009.

Inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist principally of food, beverage items, paper and supplies. At December 26, 2010 and December 27, 2009, inventories of $0.3 million were included as a component of “Other current assets.”

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation.

Provisions for depreciation are made using the straight-line method over an asset’s estimated useful life: 7-35 years for buildings; 5-15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3-20 years). During 2010, 2009, and 2008, depreciation expense was approximately $3.3 million, $3.8 million, and $5.6 million, respectively.

The Company evaluates property and equipment for impairment during the fourth quarter of each year or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated restaurants, annual impairment evaluations are preformed on an individual restaurant basis. The Company evaluates restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment. The Company evaluates recoverability based on the restaurant’s forecasted undiscounted cash flows for the expected remaining useful life of the unit, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the restaurant and actual results at comparable restaurants. The carrying values of restaurant assets that are not considered recoverable are written down to their estimated fair market value, which are generally measured by discounting estimated future cash flows.

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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

For goodwill impairment testing purposes, goodwill is assigned to a component of the reporting unit associated with a business combination for a two year period following the combination. After two years, goodwill from a business combination is allocated to the reporting unit for impairment evaluation purposes. The fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using a discounted cash flow model. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If a reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company follows a similar analysis for the evaluation of trademarks, but that analysis is performed on a company-wide basis. During 2010, 2009, and 2008, there was no impairment of goodwill or trademarks identified during the Company’s annual impairment testing.

Costs incurred to renew or extend the term of recognized intangibles are expensed as incurred and reported as a component of “General and administrative expenses.”

Fair Value Measurements.  Fair value is the price the Company would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. For those assets and liabilities recorded or disclosed at fair value, we determine fair value based upon the quoted market price, if available. If a quoted market price is not available for identical assets, we determine fair value based upon the quoted market price of similar assets or the present value of expected future cash flows considering the risks involved, including counterparty performance risk if appropriate, and using discount rates appropriate for the duration. The fair values are assigned a level within the fair value hierarchy, depending on the source of the inputs into the calculation.

Level 1	Inputs based upon quoted prices in active markets for identical assets.

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly.

Level 3	Inputs that are unobservable for the asset.

Debt Issuance Costs.  Costs incurred securing new debt facilities are capitalized and then amortized utilizing a method that approximates the effective interest method for term loans and the straight-line method for revolving credit facilities. Absent a basis for cost deferral, debt amendment fees are expensed as incurred. In the Company’s Consolidated Statements of Operations, the amortization of debt issuance costs, any write-off of debt issuance costs when a debt facility is modified or prematurely paid off, and debt amendment fees are included as a component of “Interest expense, net.”

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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

The Company’s contributions to the advertising cooperative based on company-operated restaurant sales are reflected in the Company’s Consolidated Statements of Operations as a component of “Restaurant employee, occupancy and other expenses.” Additional contributions to the advertising cooperative for national media advertising and other marketing related costs are expensed as a component of “General and administrative expenses.” During 2010, 2009, and 2008, the Company’s advertising costs were approximately $2.3 million, $6.2 million, and $5.4 million, respectively.

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

The following table gives further detail regarding the composition of accumulated other comprehensive loss at December 26, 2010 and December 27, 2009:

(In millions)	2010	2009

Net unrealized loss on an interest rate swap agreement	$(0.1)	$(0.1)
Unrealized loss on interest rate swaps settled in cash	—	(0.4)

Total accumulated other comprehensive loss	$(0.1)	$(0.5)

See Note 9 for further discussion of the Company’s interest rate swap agreements.

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

Cash Consideration from Vendors.  The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its advertising fund from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants. For Company-operated restaurants, these incentives are

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

recognized as earned throughout the year and are classified as a reduction of “Restaurant food, beverages and packaging” in the Consolidated Statements of Operations. The incentives recognized by company-operated restaurants were approximately $0.5 million, $0.7 million, and $0.9 million, in 2010, 2009, and 2008, respectively. Rebates earned and contributed to the cooperative advertising fund are excluded from the Company’s Consolidated Statements of Operations.

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

In 2009 and 2008, there were deferred gains of $0.2 million and $0.1 million, respectively, associated with the sale of company stores. There were no sales of company-operated restaurants in 2010. During 2010, 2009 and 2008, previously deferred gains of approximately $0.5 million, $0.4 million, and $0.5 million, respectively, were recognized in income as a component of “Other expenses (income), net” in the accompanying Consolidated Statements of Operations.

Research and Development.  Research and development costs are expensed as incurred. During 2010, 2009, and 2008, such costs were approximately $1.9 million, $1.0 million, and $1.3 million, respectively.

Foreign Currency Transactions.  Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses are included in the accompanying Consolidated Statements of Operations as a component of “General and administrative expenses.” The net foreign currency gains and losses were insignificant in 2010 and 2009. The net foreign currency loss was $0.1 million in 2008.

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

The Company recognizes the benefit of positions taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the interim period in which the change occurs.

See Note 18 for additional information regarding income taxes.

Stock-Based Compensation Expense.  The Company measures and recognizes compensation cost at fair value for all share-based payments, including stock options, restricted share awards and restricted share units. The fair value of stock options with service and market conditions is valued utilizing a Monte Carlo simulation embedded in a lattice model. The fair value of stock options is estimated using a Black-Scholes option-pricing

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

model. Restricted share awards and restricted share units are valued at the market price of the Company’s shares on the grant date. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The Company issues new shares for common stock upon exercise of stock options.

The Company recorded $2.7 million ($1.7 million net of tax), $1.9 million ($1.2 million net of tax), and $2.5 million ($1.5 million net of tax), in total stock-based compensation expense during 2010, 2009, and 2008, respectively.

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

Derivative Financial Instruments.  The Company used interest rate swap agreements to reduce its interest rate risk on its floating rate debt under the terms of its 2005 amended credit facility. We recognize all derivatives on the balance sheet at fair value. At inception and on an on-going basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, changes in the fair value of the derivative are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

Note 3 —	Recent Accounting Pronouncements That the Company Has Not Yet Adopted

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Note 4 —	Other Current Assets

(in millions)	2010	2009

Deferred tax assets	$0.3	$1.7
Prepaid expenses and other current assets	4.0	2.2

	$4.3	$3.9

Note 5 —	Property and Equipment, Net

(in millions)	2010	2009

Land	$3.2	$3.2
Buildings and improvements	24.6	23.6
Equipment	23.2	22.6
Properties held for sale and other	0.2	0.1

	51.2	49.5
Less accumulated depreciation and amortization	(30.0)	(28.0)

	$21.2	$21.5

At December 26, 2010 and December 27, 2009, property and equipment, net included capital lease assets with a gross book value of $0.8 million and $0.1 million accumulated amortization.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

Note 6 —	Trademarks and Other Intangible Assets, Net

(in millions)	2010	2009

Non-amortizable intangible assets:
Trademarks	$42.0	$42.0
Other	0.6	0.6

	42.6	42.6
Amortizable intangible assets:
Re-acquired franchise rights	7.1	7.1
Accumulated amortization	(2.7)	(2.1)

	4.4	5.0

	$47.0	$47.6

Amortization expense was approximately $0.6 million, $0.6 million, and $0.7 million for 2010, 2009, and 2008, respectively. Estimated amortization expense is expected to be approximately $0.6 million in 2011, 2012 and 2013 and $0.5 million in 2014 and 2015. The remaining weighted average amortization period for these assets is 9 years.

Note 7 —	Other Current Liabilities

(in millions)	2010	2009

Accrued wages, bonuses and severances	$5.0	$4.2
Accrued income taxes payable and income tax reserves	0.2	6.0
Other	2.4	3.5

	$7.6	$13.7

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

Note 8 —	Fair Value Measurements

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of December 26, 2010 and December 27, 2009:

	Quoted Prices in
	Active Markets for		Significant
	Identical Asset or	Significant Other	Unobservable
	Liability	Observable Inputs	Inputs	Carrying
(in millions)	(Level 1)	(Level 2)	(Level 3)	Value

December 26, 2010
Financial Assets
Cash equivalents	$15.8	$—	$—	$15.8
Advertising cooperative assets, restricted	4.3	—	—	4.3

Total assets at fair value	$20.1	$—	$—	$20.1

Financial Liabilities
Interest rate swap agreement (Note 9)	$—	$0.1	$—	$0.1

Total liabilities at fair value	$—	$0.1	$—	$0.1

December 27, 2009
Financial Assets
Cash equivalents	$3.3	$—	$—	$3.3
Advertising cooperative assets, restricted	3.6	—	—	3.6

Total assets at fair value	$6.9	$—	$—	$6.9

Financial Liabilities
Interest rate swap agreement (Note 9)	$—	$0.1	$—	$0.1

Total liabilities at fair value	$—	$0.1	$—	$0.1

At December 26, 2010 and December 27, 2009, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments. The Company believes that it is not practicable to estimate the fair value of its notes receivable, because there is no ready market for sale of these instruments. The counterparties to these notes are private business enterprises. The Company believes the fair value of its credit facilities approximates its carrying value, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved. See Note 9 for a discussion of the fair value of the Company’s interest rate swap agreements.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

Note 9 —	Long-Term Debt and Other Borrowings

(in millions)	2010	2009

2005 Credit Facilities:
Term loan	$—	$78.3
2010 Credit Facilities:
Revolving credit facility	22.0	—
Term loan	40.0	—
Capital lease obligations	1.4	1.6
Other notes	2.6	2.7

	66.0	82.6

Less current portion	(4.0)	(1.3)

	$62.0	$81.3

2010 Credit Facility.  On December 23, 2010, the Company entered into a bank credit facility with a group of lenders consisting of a five year $60.0 million dollar revolving credit facility and a five year $40.0 million dollar term loan. The Company drew $40 million under the term loan and $22 million under the revolving credit facility at closing. The 2005 Credit Facility was retired with proceeds from the 2010 Credit Facility.

Key terms in the 2010 Credit Facility include the following:

•	The term loan and revolving credit facility maturity date is December 23, 2015.

•	The Company must maintain a Total Leverage Ratio of ≤ 2.75 to 1.

•	The initial interest rate is LIBOR plus 250 basis points.

•	The Company must maintain a Minimum Fixed Charge Coverage Ratio of ≥ 1.25 to 1.

•	The Company may repurchase and retire its common shares at any time the Total Leverage Ratio is less than 2.00 to 1.

•	The Company may make Permitted Acquisitions at any time the Total Leverage Ratio is less than 2.50 to 1.

In connection with the refinancing, the Company expensed $0.6 million associated with the retirement of the Term B Loan, which is reported as a component of “Interest expense, net.” Additionally, the Company capitalized approximately $1.2 million of fees related to the new facility as debt issuance costs which will be amortized over the remaining life of the facility utilizing the effective interest method for the term loan and the straight-line method for the revolving credit facility.

The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the term and revolving credit facility may fluctuate in a range of 225 to 325 basis points above LIBOR because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants of the 2010 Credit Facility. The Company also pays a quarterly commitment fee of 0.50% on the unused portions of the revolving credit facility. As of December 26, 2010, the Company has $22.0 million of loans outstanding under its revolving credit facility. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of December 26, 2010, the Company had $1.0 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $37.0 million.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

Substantially all of the Company’s assets are pledged as collateral under the 2010 Credit Facility. The 2010 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its common stock and enter into certain lease transactions. The 2010 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.

Under the terms of the Company’s 2010 Credit Facility, quarterly principal payments of $1.25 million will be due during 2011 and 2012, $1.50 million during 2013 and 2014, and $4.50 million during 2015.

As of December 26, 2010, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of December 26, 2010 and December 27, 2009, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 and 2005 Credit Facility were 4.75% and 7.2% respectively. On December 29, 2010, the Company converted the term and revolving loan interest rate base to three month LIBOR. The interest rate base conversion yielded an interest rate of 2.8125% including the 250 basis point spread noted above.

2005 Credit Facility.  On August 14, 2009, the Company entered into an amended and restated bank credit facility (the “2005 Credit Facility”) with a group of lenders, which consisted of a $48.0 million, three-year revolving credit facility and a four-year $190.0 million term loan.

The key terms of the 2005 Credit Facility were the applicable interest rate for the term loan and revolving credit facility was set at LIBOR plus 4.50%, with a minimum LIBOR of 2.50%. To reduce interest rate risk, derivative instruments are required to be maintained on no less than 30% of the outstanding debt (see discussion below under the heading entitled “Interest Rate Swap Agreements”).

In connection with the August 2009 amendment, the Company expensed $1.9 million during 2009, which is reported as a component of “Interest expense, net.” Additionally, the Company capitalized approximately $1.8 million of fees related to the 2009 amendment as debt issuance costs which will be amortized over the remaining life of the facility utilizing the effective interest method.

Future Debt Maturities.  At December 26, 2010, aggregate future debt maturities, excluding capital lease obligations, were as follows:

(in millions)

2011	$4.0
2012	5.2
2013	6.0
2014	6.3
2015	41.8
Thereafter	1.3

$64.6

Interest Rate Swap Agreements.

In accordance with the 2005 Credit Facility, the Company used interest rate swap agreements to fix the interest rate exposure on a portion of its outstanding term loan. As interest rate swaps are terminated or de-designated as cash flow hedges, the unrecognized derivative gains or losses are amortized as interest expense over the unexpired term of the swap.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

As required by the Third amendment and restatement to the 2005 Credit Facility, on September 10, 2009, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30 million of the term loan debt to a fixed rate of 7.40%. The term of the swap agreements expires August 31, 2011. The swap agreements are no longer designated as cash flow hedges with the refinancing of the 2005 Credit Facility. Future gains or losses under the contracts will be recognized into interest expense immediately.

The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:

Fair Values of Derivative Instruments
Derivative Liabilities

(in millions)	Balance Sheet Location	12/26/10	12/27/09

Interest rate swap agreements	Other current liabilities	$0.1	$—
Interest rate swap agreements	Deferred credits and other long-term liabilities	—	0.1

The Effect of Derivative Instruments on the Statement of Operations

				Location of Gain	Amount of Gain (Loss)
	Amount of Gain (Loss)			(Loss) Reclassified	Reclassified from AOCI to
	Recognized into AOCI			from AOCI to Income	Income

(in millions)	2010	2009	2008		2010	2009	2008

Interest rate swap agreements, net of tax	$—	$(0.2)	$(1.3)	Interest expense, net	$(0.6)	$(1.1)	$(0.1)

	$—	$(0.2)	$(1.3)		$(0.6)	$(1.1)	$(0.1)

Net interest expense associated with these agreements was approximately $0.7 million and $1.3 million in 2010 and 2009, respectively. In 2008, the amount of interest income earned by Company associated with these agreements was insignificant.

Note 10 —	Leases

The Company leases property and equipment associated with its (1) corporate facilities; (2) company-operated restaurants; (3) certain former company-operated restaurants that are now operated by franchisees and the property subleased to the franchisee; and (4) certain former company-operated restaurants that are now subleased to a third party.

At December 26, 2010, future minimum payments under capital and non-cancelable operating leases were as follows:

	Capital	Operating
(in millions)	Leases	Leases

2011	$0.2	$5.8
2012	0.2	4.5
2013	0.2	4.3
2014	0.2	4.0
2015	0.2	3.7
Thereafter	3.1	48.4

Future minimum lease payments	4.1	70.7
Less amounts representing interest	(2.7)	—

	$1.4	$70.7

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

During 2010, 2009, and 2008, rental expense was approximately $4.6 million, $5.5 million, and $6.2 million, respectively, including contingent rentals of $0.2 million, $0.1 million, and $0.1 million, respectively. At December 26, 2010, the implicit rate of interest on capital leases ranged from 8.1% to 10.9%.

The Company leases certain restaurant properties and subleases other restaurant properties to franchisees. At December 26, 2010, the aggregate gross book value and net book value of owned properties that were leased to franchisees was approximately $2.5 million and $2.0 million, respectively. During 2010, 2009, and 2008, rental income from these leases and subleases was approximately $4.2 million, $4.6 million, and $3.9 million, respectively. At December 26, 2010, future minimum rental income associated with these leases and subleases, are approximately $3.9 million in 2011, $3.5 million in 2012, $3.1 million in 2013, $2.3 million in 2014, $2.1 million in 2015, and $10.8 million thereafter.

Note 11 —	Deferred Credits and Other Long-Term Liabilities

(in millions)	2010	2009

Deferred franchise revenues	$2.9	$3.4
Deferred gains on unit conversions	2.0	2.4
Deferred rentals	3.0	4.0
Above-market rent obligations	2.8	2.8
Deferred income taxes	5.8	3.3
Other	3.7	1.8

	$20.2	$17.7

Note 12 —	Common Stock

Share Repurchase Program.  As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s board of directors has approved a share repurchase program of up to $215.0 million. The program, which is open-ended, allows the Company to repurchase shares of its common stock from time to time. There were no share repurchases under the program in 2010 or 2009. During 2008 the Company repurchased and retired 2,120,401 shares of common stock for $19.0 million under this program.

The remaining value of shares that may be repurchased under the program is $38.9 million. Pursuant to the terms of the Company’s 2010 Credit Facility, the Company may repurchase its common stock when the Total Leverage Ratio is less than 2.00 to 1.00. The Company’s Total Leverage Ratio is 1.40 to 1.00.

Dividends.  During 2010 and 2009 the Company paid no dividends. During 2008, the Company paid dividends of approximately $0.5 million, associated with vested restricted share awards.

Note 13 —	Stock Option Plans

The 2002 Incentive Stock Plan.  In February 2002, the Company created the 2002 Incentive Stock Plan. This plan authorized the issuance of 4.5 million shares of the Company’s common stock. All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding as of December 26, 2010 allow certain employees and directors of the Company to purchase approximately 85,000 shares of common stock. If not exercised, the options expire seven years from the date of issuance. As of May 25, 2006, the Company no longer grants options under this plan.

The 2006 Incentive Stock Plan.  In May 2006, the Company created the 2006 Incentive Stock Plan. The plan authorizes the issuance of approximately 3.3 million shares of the Company’s common stock. The plan replaces the existing 2002 Incentive Stock Plan and no further grants will be made under the 2002 Incentive Stock Plan. The

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

2006 Incentive Stock Plan did not increase the number of shares of stock available for grant under the 2002 Incentive Stock Plan. Options and other awards such as restricted stock, stock appreciation rights, stock grants, and stock unit grants under the plan generally may be granted to any of the Company’s employees and non-employee directors.

The options currently granted and outstanding under this plan as of December 26, 2010 allow certain employees of the Company to purchase approximately 260,000 shares of common stock which vest at 25% per year and 294,000 shares of common stock which vest at 33.3% per year.

As of December 26, 2010, an additional 200,000 options were granted and outstanding which vest at 25% per year but are only exercisable provided that certain performance criteria with regard to the Company’s common stock price are met before October 31, 2012. A third of the options are exercisable if the Company’s common stock price maintains an average of $20.00 per share for twenty consecutive trading days, a third of the options are exercisable if the Company’s common stock price maintains an average of $25.00 per share for twenty consecutive trading days, and a third of the options are exercisable if the Company’s common stock price maintains an average of $30.00 per share for twenty consecutive trading days.

As of December 26, 2010, an additional 34,000 options were granted and outstanding which vest at 25% per year but are exercisable provided that the Company achieves certain annual domestic same store sales growth targets in fiscal years 2011 through 2012. If not exercised, the options under these grants expire seven years from the date of issuance.

A Summary of Stock Option Plan Activity.  The table below summarizes the activity within the Company’s stock option plans for the 52 week period ended December 26, 2010.

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Term	Value
(shares in thousands)	Shares	Exercise Price	(years)	(millions)

Stock options:
Outstanding at beginning of year	864	$11.22
Granted options	152	10.94
Exercised options	(138)	10.97
Cancelled and expired options	(5)	9.41

Outstanding at end of year	873	$11.22	6.0	$3.1

Exercisable at end of year	330	$11.42	5.2	$1.1

Shares available for future grants under the plans at end of year	1,896

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2010 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The Company recognized approximately $1.1 million, $0.9 million, and $1.4 million, in stock-based compensation expense associated with its stock option grants during 2010, 2009, and 2008, respectively. As of December 26, 2010, there was approximately $0.8 million of total unrecognized compensation costs related to unvested stock options which are expected to be recognized over a weighted average period of approximately 1.4 years. The total fair value at grant date of awards which vested during 2010, 2009, and 2008 was $0.7 million, $0.1 million, and $1.0 million, respectively.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

The weighted average grant date fair value of awards granted during 2010, 2009, and 2008 was $5.41, $4.23, and $3.86 respectively. The total intrinsic value of stock options exercised during 2010 was $0.3 million. There were no options exercised in 2009 and 2008.

During 2010, 2009 and 2008, the fair value of option awards were estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The following weighted average assumptions were used for the grants:

	2010	2009	2008

Risk-free interest rate	2.8%	2.6%	2.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	4.50	4.50	6.25
Expected volatility	58.0%	60.6%	41.9%

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

The following table summarizes the non-vested stock option activity for the 52 week period ended December 26, 2010:

		Weighted
		Average
		Grant Date
(shares in thousands)	Shares	Value

Unvested stock options outstanding at beginning of period	534	$5.15
Granted	152	5.41
Vested	(140)	5.03
Cancelled	(3)	4.34

Unvested stock options outstanding at end of period	543	$5.16

Restricted Share Awards

The Company grants restricted share awards pursuant to the 2006 Incentive Stock Plan. These awards are amortized as expense on a graded vesting basis. The Company recognized approximately $1.3 million, $0.7 million, and $0.8 million, in stock-based compensation expense associated with these awards during 2010, 2009 and 2008, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period. The Company paid dividends of approximately $0.5 million associated with vested awards during fiscal year 2008.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

The following table summarizes the restricted share awards activity for the 52 week period ended December 26, 2010:

		Weighted
		Average
		Grant
		Date Fair
(share awards in thousands)	Shares	Value

Unvested restricted share awards:
Outstanding beginning of year	190	$8.31
Granted	105	10.89
Vested	(60)	8.54

Outstanding end of year	235	$9.40

The weighted average grant date fair value of restricted share awards granted during 2009 and 2008 was $8.31 and $8.77, respectively.

As of December 26, 2010, there was approximately $1.0 million of total unrecognized compensation cost related to unvested restricted stock awards which are expected to be recognized over a weighted average period of approximately 1.6 years. The total fair value at grant date of awards which vested during 2010, 2009, and 2008 was $0.5 million, $0.8 million, and $1.7 million, respectively.

Restricted Share Units

The Company grants restricted stock units (RSUs) to members of its board of directors pursuant to the 2006 Incentive Stock Plan. Vested RSUs are convertible into shares of the Company’s common stock on a 1:1 basis at such time the director no longer serves on the board of the Company. The Company recognized $0.3 million, $0.3 million, and $0.3 million in stock-based compensation expense associated with these awards during the 2010, 2009, and 2008, respectively. As of December 26, 2010, there was approximately $0.1 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 0.4 years. No awards vested during 2010, 2009, and 2008.

The following table summarizes the restricted share unit activity for the 52 week period ended December 26, 2010.

		Weighted
		Average
		Grant
		Date Fair
(share awards in thousands)	Units	Value

Unvested restricted stock units:
Outstanding beginning of year	125	$9.90
Granted	27	10.46
Vested	—	—

Outstanding end of year	152	$10.00

The weighted average grant date fair value of restricted share units granted during 2009 and 2008 was $5.86 and $8.02, respectively.

Note 14 —	401(k) Savings Plan

The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 75.0% of their eligible compensation to the Plan on

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 5.0% of their eligible compensation. The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.3 million, $0.2 million, and $0.2 million, during 2010, 2009 and 2008, respectively, for its contributions to the Plan.

Note 15 —	Commitments and Contingencies

Supply Contracts.  Supplies are generally provided to Popeyes franchised and company-operated restaurants, pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative of which the Company is a member. The Company, its franchisees and the owners of Cinnabon bakeries hold membership interests in SMS in proportion to the number of restaurants they own. At December 26, 2010, the Company held one of six board seats. The operations of SMS are not included in the Consolidated Financial Statements and the investment is accounted for using the cost method.

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

In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, SMS has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, SMS has entered into commodity pricing agreements for the first half of 2011 for certain commodities including corn and soy, which impact the price of poultry and other food cost.

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

Formula and Supply Agreements with Former Owner.  The Company has a formula licensing agreement with the estate of Alvin C. Copeland, the founder of Popeyes and the primary owner of Diversified Foods and Seasonings, Inc. (“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the Popeyes fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay the estate of Mr. Copeland approximately $3.1 million annually until March 2029. During each of 2010, 2009, and 2008, the Company expensed approximately $3.1 million under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.

King Features Agreements.  The Company has several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which they have the non-exclusive license to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States have the non-exclusive use of the image and likeness of the cartoon character “Popeye” and certain companion characters. The Company is obligated to pay King Features a royalty of approximately $1.1 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of the Company’s gross revenues from the sale of products outside of the Popeyes restaurant system, if any. These agreements extend through December 31, 2012.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

During 2010, 2009, and 2008, payments made to King Features were $1.1 million, $1.1 million, and $1.1 million, respectively. A portion of these payments were made from the Popeyes advertising cooperative (Note 2) and the remainder by the Company.

Business Process Services.  Certain accounting and information technology services are provided to the Company under an agreement with third party provider which expires April 30, 2012. At December 26, 2010, future minimum payments under this contract are $1.5 million in 2011 and $0.5 million in 2012. During 2010, 2009, and 2008, the Company expensed $1.5 million, $1.4 million, and $1.5 million, respectively, under this agreement.

Information Technology Outsourcing.  Certain information technology services are provided to the Company under Managed Information Technology Services Agreements with certain third party providers through the end of 2012. At December 26, 2010, future minimum payments under these contracts are $1.6 million in 2011, $1.7 million in 2012. During 2010, 2009 and 2008, the Company expensed $1.7 million, $2.4 million and $2.1 million, respectively, under this agreement.

Employment Agreements.  As of December 26, 2010, the Company had employment agreements with five senior executives which provide for annual base salaries ranging from $288,000 to $650,000, subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements end in 2011, unless earlier terminated or otherwise renewed pursuant to the terms thereof and are automatically extended for successive one-year periods following the expiration of each term unless notice is given by the Company or the executive not to renew. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, one or two times annual base salary, as applicable, and one or two times the bonus payable, as applicable, to the individual for the fiscal year in which such termination occurs. Under the terms of the agreements, upon a change of control of the Company and a significant reduction in the executive’s responsibilities or duties, the executive may terminate employment and would be entitled to receive the same severance pay the executive would have received had the executive’s employment been terminated without cause.

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

The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 26, 2010, the Company’s insurance reserves of approximately $0.9 million were collateralized by letters of credit and/or cash deposits of $0.9 million.

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

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

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

Foreign Operations.  The Company’s international operations are limited to franchising activities. During 2010, 2009 and 2008, such operations represented approximately 11.9%, 10.9% and 11.3%, of total franchise revenues, respectively; and approximately 7.2%, 6.3% and 5.7%, of total revenues, respectively. At December 26, 2010, approximately $1.2 million of the Company’s accounts receivable were related to its international franchise operations.

Significant Franchisee.  During 2010, 2009, and 2008, one domestic franchisee accounted for approximately 8.5%, 9.7%, and 10.0%, respectively of the Company’s royalty revenues.

Geographic Concentrations.  Of AFC’s domestic company-operated and franchised restaurants, the majority are located in the southern and southwestern United States. The Company’s international franchisees operate in Korea, Indonesia, Canada, Turkey and various countries throughout Central America, Asia and Europe.

Note 16 —	Other Expenses (Income), Net

(in millions)	2010	2009	2008

Net recoveries of directors and officers liability insurance claims and shareholder litigation	$—	$—	$(12.9)
Impairments and disposals of fixed assets	0.7	0.6	9.5
Net gain on sale of assets	(0.5)	(3.3)	(0.9)
Other	—	0.6	(0.3)

	$0.2	$(2.1)	$(4.6)

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

In September 2007, a federal court in Atlanta returned a favorable decision in a lawsuit by the Company against a former insurance carrier that provided primary liability coverage for its directors and officers. The Company was awarded $20 million in damages (representing the full liability of the policy) and approximately $4 million in pre-judgment interest. After payment of settlement amounts to the counterparties to certain joint settlement agreements legal expenses and fees, total related recoveries received during fiscal year 2008 were $12.9 million.

During 2008, the Company recognized $9.2 million in impairment charges associated with the re-franchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

Note 17 —	Interest Expense, Net

(in millions)	2010	2009	2008

Interest on debt, less capitalized amounts	$6.5	$7.5	$8.1
Amortization and write-offs of debt issuance costs	1.1	1.3	0.6
Other debt related charges	0.6	0.5	0.6
Interest income	(0.2)	(0.9)	(1.2)

	$8.0	$8.4	$8.1

Note 18 —	Income Taxes

The Company concluded its 2004 and 2005 Federal income tax audits with the Internal Revenue Service (the “IRS”) during the second fiscal quarter of 2010. As a result of concluding the audits, the Company received tax refunds of $0.7 million, including $0.1 million of interest income, recognized $0.7 million of previously unrecognized tax benefits and reversed $0.6 million of accrued interest on the uncertain positions under audit. The net impact of concluding the audits was a $1.4 million reduction in income tax expense for the fifty-two weeks ended December 26, 2010.

Total income taxes for fiscal years 2010, 2009, and 2008, were allocated as follows:

(in millions)	2010	2009	2008

Income taxes in the statements of operations, net	$10.3	$11.5	$12.8
Income taxes charged (credited) to statements of shareholders’ deficit:
Compensation expense for tax purposes less than (in excess of) amounts recognized for financial reporting purposes	(0.1)	—	0.5
Other comprehensive income	0.2	0.3	(0.7)

Total	$10.4	$11.8	$12.6

Total U.S. and foreign income before income taxes for fiscal years 2010, 2009, and 2008, were as follows:

(in millions)	2010	2009	2008

United States	$26.9	$24.6	$26.6
Foreign	6.3	5.7	5.6

Total	$33.2	$30.3	$32.2

The components of income tax expense were as follows:

(In millions)	2010	2009	2008

Current income tax expense:
Federal	$6.9	$8.7	$10.5
Foreign	1.1	0.9	0.9
State	0.8	0.9	1.4

	8.8	10.5	12.8
Deferred income tax expense (benefit):
Federal	1.5	1.0	—
State	—	—	—

	1.5	1.0	—

	$10.3	$11.5	$12.8

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company’s U.S. income tax liabilities.

Reconciliations of the Federal statutory income tax rate to the Company’s effective tax rate are presented below:

	2010	2009	2008

Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5	0.1	1.5
Valuation allowance	0.4	2.1	0.8
Provision to return adjustments	(0.3)	(0.1)	0.2
Adjustments to estimated tax reserves	(5.1)	0.6	1.4
Non-deductible goodwill impairment	—	—	0.7
Other items, net	(0.5)	0.3	0.2

Effective income tax benefit rate	31.0%	38.0%	39.8%

Provision to return adjustments include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Operations to amounts reflected on our tax returns.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in millions)	2010	2009

Deferred tax assets:
Deferred franchise fee revenue	$1.5	$2.3
State net operating loss carry forwards	4.8	4.7
Deferred rentals	2.6	2.9
Deferred compensation	2.5	1.8
Property, plant and equipment	1.5	1.1
Allowance for doubtful accounts	0.5	1.0
Insurance accruals	0.2	0.5
Other accruals	0.3	1.0
Reorganization costs	2.2	4.0

Total gross deferred tax assets	16.1	19.3

Deferred tax liabilities:
Franchise value and trademarks	(16.8)	(16.2)

Total gross deferred liabilities	(16.8)	(16.2)
Valuation allowance	(4.8)	(4.7)

Net deferred tax liability	$(5.5)	$(1.6)

The Company assesses quarterly the likelihood that the deferred tax assets will be recovered. To make this assessment, historical levels of income, expectations and risks associated with estimates of future taxable income are considered. If recovery is not likely, the Company increases its valuation allowance for the deferred tax assets that it estimates will not be recovered.

At December 26, 2010, the Company had state net operating losses (“NOLs”) of approximately $92.0 million which continue to expire. The Company established a full valuation allowance on the deferred tax asset related to

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

these NOLs as it is more likely than not that such tax benefit will not be realized. As such, the Company has established a valuation allowance of approximately $4.8 million at December 26, 2010 and $4.7 million at December 27, 2009.

At December 26, 2010, Other current liabilities and deferred credits and Long-term liabilities included income tax reserves of $0.2 million and $2.1 million, respectively. At December 27, 2009, Other current liabilities included $6.0 million of income tax reserves.

The amount of unrecognized tax benefits were approximately $2.1 million as of December 26, 2010 of which approximately $0.6 million, if recognized, would impact the effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 26, 2010 is as follows:

(in millions)	2010	2009	2008

Balance, beginning of year	$4.9	$4.7	$4.5
Additions related to current year	0.2	0.2	0.2
Reductions related to prior years	(2.7)	—	—
Reductions due to statute expiration	(0.3)	—	—

Balance, end of year	$2.1	$4.9	$4.7

The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions for the fiscal year 2010 was a $0.9 million dollar benefit and a $0.1 million and $0.3 million dollar expense in 2009 and 2008, respectively. The Company had approximately $0.2 million and $1.1 million of accrued interest and penalties related to uncertain tax positions as of December 26, 2010 and December 27, 2009 respectively.

The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2007 through 2009 are open to audit. In general, the state tax years open to audit range from 2006 through 2009.

Note 19 —	Components of Earnings Per Share Computation

(in millions)	2010	2009	2008

Net income	$22.9	$18.8	$19.4
Denominator for basic earnings per share — weighted average shares	25.3	25.3	25.6
Dilutive employee stock options	0.2	0.1	0.1

Denominator for diluted earnings per share	25.5	25.4	25.7

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

Employee stock options with an exercise price greater than the average market price for a reporting period are not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options were insignificant for the fifty-two week periods ended December 26, 2010. The weighted average number of shares subject to antidilutive options were 0.4 million and 0.6 million for the fifty-two week periods ended December 27, 2009 and December 28, 2008, respectively.

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

Note 20 —	Segment Information

The Company is engaged in developing, operating and franchising Popeyes Louisiana Kitchen quick-service restaurants. Based on its internal reporting and management structure, the Company has determined that it has two reportable segments: franchise operations and company-operated restaurants. The company-operated restaurant segment derives its revenues from the operation of company owned restaurants. The franchise segment consists of domestic and international franchising activities and derives its revenues principally from (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new restaurant openings; (3) development fees associated with the opening of new franchised restaurants in a given market; and (4) rental income associated with properties leased or subleased to franchisees. Operating profit for each reportable segment includes operating results directly allocable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants.

(in millions)	2010	2009	2008

Revenues
Franchise operations(a)	$93.7	$90.6	$88.5
Company-operated restaurants	52.7	57.4	78.3

	$146.4	$148.0	$166.8

Operating profit before unallocated expenses
Franchise operations	$39.7	$36.8	$38.9
Company-operated restaurants	5.6	4.2	3.1

	45.3	41.0	42.0
Less unallocated expenses
Depreciation and amortization	3.9	4.4	6.3
Other expenses (income), net	0.2	(2.1)	(4.6)

Operating profit	$41.2	$38.7	$40.3

Capital expenditures
Franchise operations	$0.7	$0.4	$0.2
Company-operated restaurants	2.5	1.0	2.5

	$3.2	$1.4	$2.7

Goodwill — year end
Franchise operations	$8.9	$8.9	$8.9
Company-operated restaurants	2.2	2.2	2.2

	$11.1	$11.1	$11.1

Total assets — year end
Franchise operations	$99.0	$90.3	$98.6
Company-operated restaurants	24.9	26.3	33.4

	$123.9	$116.6	$132.0

(a)	Franchise operations revenues excludes 5% inter-segment royalties

AFC ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years 2010, 2009, and 2008 — (Continued)

Note 21 —	Quarterly Financial Data (Unaudited)

	2010

	First(a)	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

Results of Operations

Total revenues	$43.8	$34.3	$34.1	$34.2
Operating profit	12.2	10.2	10.6	8.2
Net income	5.8	6.8	5.9	4.4
Basic earnings per common share	0.23	0.27	0.23	0.18
Diluted earnings per common share	0.23	0.26	0.23	0.18

	2009

	First(a)	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Results of Operations

Total revenues	$47.9	$35.7	$31.9	$32.5
Operating profit	9.9	11.4	8.9	8.5
Net income	5.0	6.4	3.4	4.0
Basic earnings per common share	0.20	0.25	0.13	0.16
Diluted earnings per common share	0.20	0.25	0.13	0.16

(a)	The Company’s first quarters for 2010 and 2009 contained sixteen weeks. The remaining quarters of 2010 and 2009 contained twelve weeks each.

Note 22 —	Subsequent Event

On February 22, 2011, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30 million of our floating rate debt to a fixed rate of 4.79%. The term of the swap agreements expires March 31, 2015.