Form 10-Q
period 2011-04-17
AFC ENTERPRISES INC
filed 2011-05-25
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 17, 2011
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
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of May 15, 2011 there were 24,760,413 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	04/17/11	12/26/10
ASSETS
Current assets:
Cash and cash equivalents	$15.4	$15.9
Accounts and current notes receivable, net	6.4	5.6
Other current assets	2.1	4.3
Advertising cooperative assets, restricted	17.7	16.1

Total current assets	41.6	41.9

Long-term assets:
Property and equipment, net	20.8	21.2
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	46.9	47.0
Other long-term assets, net	2.6	2.7

Total long-term assets	81.4	82.0

Total assets	$123.0	$123.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4.1	$4.8
Other current liabilities	4.9	7.6
Current debt maturities	5.2	4.0
Advertising cooperative liabilities	17.7	16.1

Total current liabilities	31.9	32.5

Long-term liabilities:
Long-term debt	59.5	62.0
Deferred credits and other long-term liabilities	21.0	20.2

Total long-term liabilities	80.5	82.2

Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 25,407,161 and 25,685,705 shares issued and outstanding at April 17, 2011 and December 26, 2010, respectively)	0.3	0.3
Capital in excess of par value	110.9	116.4
Accumulated deficit	(100.2)	(107.4)
Accumulated other comprehensive loss	(0.4)	(0.1)

Total shareholders’ equity	10.6	9.2

Total liabilities and shareholders’ equity	$123.0	$123.9

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	16 Weeks Ended
	04/17/11	04/18/10
Revenues:
Sales by company-operated restaurants	$17.6	$16.1
Franchise revenues	27.9	26.4
Rent and other revenues	1.3	1.3

Total revenues	46.8	43.8

Expenses:
Restaurant employee, occupancy and other expenses	8.4	7.8
Restaurant food, beverages and packaging	5.8	5.1
Rent and other occupancy expenses	0.8	0.8
General and administrative expenses	18.5	16.8
Depreciation and amortization	1.3	1.2
Other expense (income), net	(0.5)	(0.1)

Total expenses	34.3	31.6

Operating profit	12.5	12.2
Interest expense, net	1.1	2.8

Income before income taxes	11.4	9.4
Income tax expense	4.2	3.6

Net income	$7.2	$5.8

Earnings per common share, basic:	$0.28	$0.23

Earnings per common share, diluted:	$0.28	$0.23

Weighted-average shares outstanding:
Basic	25.4	25.3
Diluted	25.8	25.4
See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Loss	Total
Balance at December 26, 2010	25,685,705	$0.3	$116.4	$(107.4)	$(0.1)	$9.2
Net income	—	—	—	7.2	—	7.2
Other comprehensive loss
Net change in fair value of cash flow hedge, (net of tax impact of $0.2 million)	—	—	—	—	(0.3)	(0.3)

Total comprehensive income						6.9

Repurchases and retirement of shares	(438,288)	—	(6.5)	—	—	(6.5)
Issuance of common stock under stock option plan	40,161	—	0.4	—	—	0.4
Issuance of restricted stock awards, net of forfeitures	119,583	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	—	0.7	—		0.7

Balance at April 17, 2011	25,407,161	$0.3	$110.9	$(100.2)	$(0.4)	$10.6

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	16 Weeks Ended
	04/17/11	04/18/10
Cash flows provided by (used in) operating activities:
Net income	$7.2	$5.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1.3	1.2
Asset write-downs	0.1	0.1
Net gain on sale of assets	(0.6)	(0.2)
Deferred income taxes	0.5	0.4
Non-cash interest expense, net	0.1	0.8
Provision for credit losses	—	(0.1)
Stock-based compensation expense	0.7	0.6
Change in operating assets and liabilities:
Accounts receivable	(0.9)	0.9
Other operating assets	2.0	(0.5)
Accounts payable and other operating liabilities	(3.2)	(3.3)

Net cash provided by operating activities	7.2	5.7

Cash flows provided by (used in) investing activities:
Capital expenditures	(1.0)	(0.8)
Proceeds from dispositions of property and equipment	0.7	—
Proceeds from notes receivable and other investing activities	0.1	1.7

Net cash provided by (used in) investing activities	(0.2)	0.9

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	—	(6.7)
Principal payments — 2010 credit facility (term loan)	(1.2)	—
Share repurchases	(6.5)	—
Proceeds from exercise of employee stock options	0.4	—
Other financing activities, net	(0.2)	(0.2)

Net cash used in financing activities	(7.5)	(6.9)

Net (decrease) in cash and cash equivalents	(0.5)	(0.3)
Cash and cash equivalents at beginning of year	15.9	4.1

Cash and cash equivalents at end of quarter	$15.4	$3.8

See accompanying notes to unaudited condensed consolidated financial statements

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Description of Business
     AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade names Popeyes ® Chicken & Biscuits and Popeyes ® Louisiana Kitchen (collectively “Popeyes”) in 45 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 25 foreign countries.
Note 2 — Significant Accounting Policies
     The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 26, 2010, which are contained in the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended December 26, 2010 (“2010 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:
     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 26, 2010 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of April 17, 2011 have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2010 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2010 Form 10-K.
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
     Recent Accounting Pronouncements That the Company Has Not Yet Adopted. Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are expected to have an immaterial impact on the financial statements upon adoption.
Note 3 — Other Current Liabilities

(In millions)	4/17/11	12/26/10

Accrued wages, bonuses and severances	$2.5	$5.0
Other	2.4	2.6

	$4.9	$7.6

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Note 4 — Fair Value Measurements
     The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of April 17, 2011 and December 26, 2010:

	Quoted Prices in
	Active Markets for
	Identical Asset or	Significant Other	Significant
	Liability	Observable Inputs	Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Carrying Value

April 17, 2011
Financial Assets
Cash equivalents	$15.1	$—	$—	$15.1
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3

Total assets at fair value	$19.4	$—	$—	$19.4

Financial Liabilities
Interest rate swap agreement	$—	$0.6	$—	$0.6

Total liabilities at fair value	$—	$0.6	$—	$0.6

December 26, 2010
Financial Assets
Cash equivalents	$15.8	$—	$—	$15.8
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3

Total assets at fair value	$20.1	$—	$—	$20.1

Financial Liabilities
Interest rate swap agreement	$—	$0.1	$—	$0.1

Total liabilities at fair value	$—	$0.1	$—	$0.1

     At April 17, 2011 and December 26, 2010, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments. The Company believes the fair value of its credit facilities approximates its carrying value, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved.
Note 5 — Long-Term Debt and Other Borrowings

(In millions)	04/17/11	12/26/10
2010 Credit Facility:
Revolving credit facility	$22.0	$22.0
Term Loan	38.8	40.0
Capital lease obligations	1.4	1.4
Other note	2.5	2.6

	64.7	66.0
Less current portion	(5.2)	(4.0)

	$59.5	$62.0

     2010 Credit Facility. On December 23, 2010, the Company entered into a bank credit facility (the “2010 Credit Facility”) with a group of lenders consisting of a five year $60.0 million revolving credit facility and a five year $40.0 million term loan. The Company drew $40 million under the term loan and $22 million under the revolving credit facility at closing.
     Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
under the 2010 Credit Facility. As of April 17, 2011, the Company had $1.0 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $37.0 million.
     As of April 17, 2011, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of April 17, 2011, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility was 3.8%. As of April 18, 2010, the Company’s weighted average interest rate for all outstanding indebtedness under its then-existing credit facility was 7.2%.
     Interest Rate Swap Agreements. On February 22, 2011, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 4.8%. The term of the swap agreements expires March 31, 2015.
     The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges. The fair value gain or loss on the interest rate swaps is included as a component of the “Accumulated other comprehensive loss” (“AOCL”). The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:
Fair Values of Derivative Instruments

Derivative Liabilities
(In millions)	Balance Sheet Location	4/17/11	12/26/10

Interest rate swap agreements	Other current liabilities	$—	$0.1
Interest rate swap agreements	Deferred credits and other long-term liabilities	0.6	—

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Sixteen Weeks ended April 17, 2011 and April 18, 2010

				Amount of Gain
				(Loss) Reclassified
	Amount of Gain (Loss)			from AOCL to
	Recognized in AOCL			Income (effective
	(effective portion)		Location of Gain (Loss)	portion)
(In millions)	2011	2010	Reclassified from AOCL to Income	2011	2010
Interest rate swap agreements	$(0.5)	$—	Interest expense, net	$—	$(0.5)

	$(0.5)	$—		$—	$(0.5)

Note 6 — Deferred Credits and Other Long-Term Liabilities

(In millions)	4/17/11	12/26/10

Deferred franchise revenues	$2.7	$2.9
Deferred gains on unit conversions	1.9	2.0
Deferred rentals	2.8	3.0
Above-market rent obligations	2.8	2.8
Deferred income taxes	6.0	5.8
Other	4.8	3.7

	$21.0	$20.2

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Note 7 — Comprehensive Income
     Comprehensive income is net income plus the change in fair value of the Company’s cash flow hedge discussed in Note 5 plus derivative (gains) or losses realized in earnings during the period. The following table presents the components of comprehensive income for the sixteen weeks ended April 17, 2011 and April 18, 2010:

	16 Weeks Ended
(In millions)	04/17/11	04/18/10
Net income	$7.2	$5.8
Change in fair value of interest rate swap agreements, net of income taxes	(0.3)	—
Derivative loss realized in earnings during the period, net of income taxes	—	0.3

Total comprehensive income	$6.9	$6.1

Note 8 — Other Expenses (Income), Net

	16 Weeks ended
(In millions)	04/17/11	04/18/10
Impairments and disposals of fixed assets	$0.1	$0.1
Net gain on sale of assets	(0.6)	(0.2)

	$(0.5)	$(0.1)

     Net gain on sale of assets consists primarily of recognition of deferred gains associated with refranchising of company-operated restaurants and gain on the sale of real estate to franchisees and other third parties. During the sixteen weeks ended April 17, 2011, the Company sold two properties to a franchisee for approximately $0.7 million and recognized a gain of $0.5 million.
Note 9 — Commitments and Contingencies
     Litigation. The Company is a defendant in various legal proceedings arising in the ordinary course of business, including claims resulting from “slip and fall” accidents, employment-related claims, claims from guests or employees alleging illness, injury or other food quality, health or operational concerns and claims related to franchise matters. The Company establishes reserves to provide for the settlement of such matters when payment is probable and reasonably estimable. The Company’s management believes their ultimate resolution will not have a material adverse effect on the Company’s financial condition or its results of operations.
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
     The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At April 17 2011, the Company’s insurance reserves of approximately $0.9 million were collateralized by letters of credit and/or cash deposits of $1.1 million.
Note 10 — Interest Expense, Net

	16 Weeks ended
(In millions)	04/17/11	04/18/10
Interest on debt	$0.8	$2.3
Amortization and write-offs of debt issuance costs	0.1	0.4
Other debt related charges	0.2	0.2
Interest income	—	(0.1)

	$1.1	$2.8

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
     During the sixteen weeks ended April 17, 2011 and April 18, 2010, total payments made for interest were approximately $0.8 million and $2.0 million, respectively.
Note 11 — Income Taxes
     The Company’s effective tax rates for the sixteen week periods ended April 17, 2011 and April 18, 2010 were 36.8% and 38.3%, respectively. The effective rate differs from statutory rates due to adjustments to estimated tax reserves, permanent differences and inter-period allocations.
     The amount of unrecognized tax benefits was approximately $2.1 million as of April 17, 2011 and December 26, 2010, of which approximately $0.6 million, if recognized, would affect the effective income tax rate. The Company has unrecognized tax benefits of approximately $0.1 million which the Company would recognize within the next twelve months if the statute of limitations were to expire.
Note 12 — Components of Earnings Per Common Share Computation

	16 Weeks ended
(In millions)	04/17/11	04/18/10
Numerator for earnings per share computation:
Net Income	$7.2	$5.8

Denominator for basic earnings per share — weighted average shares	25.4	25.3
Effect of dilutive share-based employee and director compensation	0.4	0.1

Denominator for diluted earnings per share	25.8	25.4

     The Company’s basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include employee stock options, non-vested restricted stock awards and non-vested restricted share units. Performance based awards are included in the average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.
     Shares subject to options to purchase common stock with an exercise price greater than the average market price for the sixteen week periods ended April 17, 2011 and April 18, 2010 were not included in the computation of the dilutive effect of common stock options because the effect would have been antidilutive. The weighted average number of shares subject to antidilutive options was 0.1 million and 0.6 million as of April 17, 2011 and April 18, 2010, respectively.

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Note 13 — Segment Information
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

	16 Weeks ended
(In millions)	04/17/11	04/18/10
Revenues
Franchise operations(a)	$29.2	$27.7
Company-operated restaurants	17.6	16.1

	$46.8	$43.8

Operating profit before unallocated expenses
Franchise operations(b)	$11.6	$11.5
Company-operated restaurants	1.7	1.8

	13.3	13.3
Less unallocated expenses(c)
Depreciation and amortization	1.3	1.2
Other expenses (income), net	(0.5)	(0.1)

Operating profit	$12.5	$12.2

Capital expenditures
Franchise operations	$0.1	$0.2
Company-operated restaurants	0.9	0.6

	$1.0	$0.8

(a)	Franchise operations revenues exclude 5% inter-segment royalties.

(b)	Includes inter-segment royalties of $0.9 million in 2011 and $0.8 million in 2010.

(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.
Note 14 — Subsequent Event
     Subsequent to April 17, 2011 through May 25, 2011, the Company used $9.7 million of cash to repurchase and retire 646,748 shares of common stock under the Company’s current share repurchase program. For fiscal year 2011 through May 25, 2011, the Company has used $16.2 million of cash to repurchase and retire 1,085,036 shares of its common stock. As of May 25, 2011, the remaining shares that may be repurchased under the program is approximately $22.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis for AFC Enterprises, Inc. (“AFC” or the “Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report and in conjunction with the Company’s Annual Report on Form10-K for the fiscal year ended December 26, 2010 (the “2010 Form 10-K”).
Nature of Business
We develop, operate and franchise quick-service restaurants (“QSRs”) under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.
As of April 17, 2011, we operated and franchised 1,997 Popeyes restaurants in 45 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 25 foreign countries.

	April 17,	Dec. 26,
Total Operating Restaurants as of:	2011	2010
Domestic:
Company-Operated	38	38
Franchised	1,549	1,542
International:
Franchised	410	397

Total	1,997	1,977

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
•	Build the Popeyes Brand — offer a distinctive brand and menu with superior food at affordable prices.

•	Run Great Restaurants — improve restaurant operations and Popeyes’ guest experience by delighting the guest with “service as distinctive as our food”.

•	Strengthen Unit Economics — lower restaurant operating costs and improve profitability while maintaining excellent food quality for our guests.

•	Ramp Up New Unit Growth — build more restaurants across the U.S. and abroad with superior profits and investment returns.
Management Overview of 2011 Operating Results (First Quarter)
Our first quarter of 2011 results and highlights include the following:
•	Reported net income was $7.2 million, or $0.28 per diluted share, compared to $5.8 million, or $0.23 per diluted share, last year. Adjusted earnings per diluted share were $0.27 compared to $0.23 in 2010. This improvement was primarily due to stronger same-store sales and lower interest expense. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Global system-wide sales increased 6.9% compared to a 2.1% increase last year.

•	Global same-store sales increased 3.9% compared to a 0.3% decrease last year. Domestic same-store sales increased 3.9% compared to a 0.4% decrease in 2010. According to independent data, in the first quarter 2011, Popeyes same-store sales outpaced the chicken QSR category for the 12th consecutive quarter and the QSR category for the 4th consecutive quarter. International same-store sales increased 4.1% compared to a 1.2% increase last year.

•	The Popeyes system opened 32 restaurants and permanently closed 14 restaurants, resulting in 18 net openings compared to 5 net openings last year.

•	Operating EBITDA was $13.3 million, at 28.4% of total revenue, compared to first quarter 2010 of $13.3 million, at 30.4% of total revenue. The decrease in Operating EBITDA as a percent of total revenue was primarily due to investments in general and administrative expenses. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	The Company used $6.5 million to repurchase 438,288 shares of common stock under the Company’s current Share Repurchase Program.
A summary of our financial results and key operational metrics is presented below.

	16 Weeks Ended
(Dollars in millions)	04/17/11	04/18/10
Sales by company-operated restaurants	$17.6	$16.1
Franchise revenues (a)	27.9	26.4
Other revenues	1.3	1.3

Total revenues	$46.8	$43.8

Operating profit	$12.5	$12.2
Net income	$7.2	$5.8

Global system-wide sales increase	6.9%	2.1%

Same-store sales increase (decrease) (b)
Company-operated restaurant segment	6.4%	0.2%
Domestic franchised restaurants	3.8%	(0.5)%
Total domestic (company-operated and franchised restaurants)	3.9%	(0.4)%
International franchised restaurants	4.1%	1.2%
Total global system	3.9%	(0.3)%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	38	37
New restaurant openings	—	—
Restaurant conversions, net	—	—
Permanent closings	—	—
Temporary (closings)/re-openings, net	—	—

Restaurants at the end of first quarter	38	37

Franchised restaurants (domestic and international)
Restaurants at beginning of period	1,939	1,906
New restaurant openings	32	17
Permanent closings	(14)	(12)
Temporary (closings)/re-openings, net	2	(4)

Restaurants at the end of first quarter	1,959	1,907

Total system restaurants	1,997	1,944

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance as these sales are indicative of the Company’s financial health, given the Company’s strategic focus on growing its overall business through franchising. For the first quarter of 2011 and 2010, franchisee sales, as reported by the franchisees, were approximately $575.4 million and $538.7 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores open for less than 65 weeks.

2011 Same-Store Sales — First Quarter
Global same-store sales increased 3.9% compared to a 0.3% decrease in 2010. Domestic same-store sales increased 3.9% compared to a 0.4% decrease last year. According to independent data, in the first quarter 2011, Popeyes outpaced the chicken QSR category for the 12th consecutive quarter and the QSR category for the 4th consecutive quarter.
International same-store sales increased 4.1% and represented the 5th consecutive quarter of positive same-store sales. This increase was primarily driven by strong same-store sales in Turkey, Latin America and Canada, partially offset by Korean and U.S. military bases abroad.
Looking Forward to the Remainder of 2011
The Company reaffirms its expectation that Popeyes global same-store sales growth will be in the range of positive 1.0 to 3.0%. This guidance reflects stronger same-store sales in the first half of the year and softer in the second half, as Popeyes restaurants roll over strong same-store sales from the third and fourth quarters of 2010.
Global new openings are still expected to be in the range of 120-140 restaurants. As previously indicated, international new unit openings are expected to remain on pace with 2010 growth of approximately 60 restaurants.
Consistent with previous guidance, the Company projects system-wide unit closings will be in the range of 60-80 restaurants, resulting in 40-80 net openings as compared to 39 net openings in 2010.
The Company continues to expect general and administrative expenses will be in the range of $60-$62 million, at a rate of 3.1-3.2% of system-wide sales, among the lowest in the restaurant industry. As previously disclosed, this expense includes $1.0 million for a planned corporate office relocation. Absent this unusual item, general and administrative expenses as a percent of system-wide sales would be 3.0-3.1%.
The Company now expects 2011 reported earnings per diluted share will be in the range of $0.87-$0.91, which includes $0.5 million of other income, net, recognized in the first quarter primarily from the sale of two real estate properties; compared to the previous guidance of $0.86-$0.90. The Company continues to expect adjusted earnings per diluted share will be in the range of $0.91-$0.95, compared to $0.86 in 2010. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.” Full year 2011 adjusted diluted earnings per share excludes approximately $1.5 million for the corporate office relocation ($1.0 million for general and administrative expenses and $0.5 million for depreciation and other expenses).
Comparisons of the First Quarter for 2011 and 2010
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $17.6 million in the first quarter of 2011, a $1.5 million increase from the first quarter of 2010. The increase was primarily due to:
•	a $1.1 million increase due to the company-operated same-store sales growth of 6.4% during the first quarter, and

•	a $0.4 million increase as a result of a new restaurant opened in the fourth quarter of 2010.

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
Franchise revenues were $27.9 million in the first quarter of 2011, a $1.5 million increase from the first quarter of 2010. The increase was primarily due to an increase in royalty revenue from positive same-store sales and new franchised restaurants.
Company-operated Restaurant Operating Profit Margins
Company-operated restaurant operating profit (“ROP”) was $3.4 million, or 19.3% of sales, compared to $3.2 million, or 19.9% of sales, last year. The $0.2 million increase in ROP was primarily due to an increase in same store sales of 6.4% partially offset by higher food costs as a result of increased commodity costs. Company-operated ROP is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures”.
General and Administrative Expenses
General and administrative expenses were $18.5 million, or 3.1% of system-wide sales, compared to $16.8 million, or 3.0% of system-wide sales, last year. This increase was primarily attributable to selective investments to support global new restaurant development, marketing and supply chain initiatives.
Other Income
Other income was $0.5 million, primarily due to a net gain on the sale of two real estate properties.
Interest Expense, Net
Interest expense, net was $1.1 million, a $1.7 million decrease from 2010. This decrease was primarily due to lower average interest rates under the Company’s new 2010 Credit Facility, and lower amortization for bank fees and swap settlement charges recognized in first quarter 2010.
Income Tax Expense
Income tax expense was $4.2 million, yielding an effective tax rate of 36.8%, compared to an effective tax rate of 38.3% in the prior year. The effective rates differ from statutory rates due to adjustments to estimated tax reserves, other permanent differences and inter-period allocations. The lower tax rate in 2011 reflects a lower effective state income tax rate, lower interest expense accruals on income tax reserves and higher income tax credits.
Liquidity and Capital Resources
We finance our business activities primarily with:
•	cash flows generated from our operating activities, and

•	borrowings under our 2010 Credit Facility.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $7.2 million and $5.7 million for the sixteen weeks ended April 17, 2011 and April 18, 2010, respectively. See our condensed consolidated statements of cash flows in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $15.4 million available as of April 17, 2011), and available borrowings under our 2010 Credit Facility (approximately $37.0 million available as of April 17, 2011), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:

•	reinvestment in our core business activities that promote the Company’s strategic initiatives,

•	repurchase shares of our common stock and

•	reduction of long-term debt.
Our investment in core business activities includes our obligation to maintain our company-operated restaurants and provide marketing plans and operations support to our franchise system.
Under the terms of the Company’s 2010 Credit Facility, quarterly principal payments of $1.25 million will be due during 2011 and 2012, $1.50 million during 2013 and 2014, and $4.50 million during 2015.
Pursuant to the 2010 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of ≤ 2.75 to 1.0 through December 23, 2015. As of April 17, 2011, the Company’s Total Leverage Ratio was 1.37 to 1.0. The Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries.
The Company repurchased approximately 438,288 shares of our common stock during the first quarter of 2011. As of April 17, 2011, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $32.5 million. The Company may repurchase and retire its common shares at any time its Total Leverage Ratio is less than 2.00 to 1.
Subsequent to April 17, 2011 through May 25, 2011, the Company used $9.7 million of cash to repurchase and retire 646,748 shares of common stock under the Company’s current share repurchase program. For fiscal 2011 through May 25, 2011, the Company has used $16.2 million of cash to repurchase and retire 1,085,036 shares of its common stock. As of May 25, 2011, the remaining share that may be repurchased under the program is approximately $22.7 million.
Critical Accounting Policies and Significant Estimates
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2010 Form 10-K.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in our 2010 Form 10-K. During the quarter ended April 17, 2011, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2010
Form 10-K.
Long-Term Debt
For a discussion of our long-term debt, see Note 5 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2. See Note 10 in the 2010 Form 10-K for more information about the Company’s long term debt.
Capital Expenditures
Our capital expenditures consist of new unit construction and development, equipment replacements, the purchase of new equipment, reimaging our company-operated restaurants and investments in information technology hardware and software. Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our 2010 Credit Facility.
During the sixteen week period ended April 17, 2011, we invested approximately $1.0 million in various capital projects, including approximately $0.6 million in company restaurant reimages, $0.2 million of IT projects and $0.2 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.
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
Recent Accounting Pronouncements
For impact of accounting pronouncements, see Note 2 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report.

Management’s Use of Non-GAAP Financial Measures
Adjusted earnings per diluted share, Operating EBITDA and Company-operated restaurant operating profit margins are supplemental non-GAAP financial measures. The Company uses adjusted earnings per diluted share, Operating EBITDA and Company-operated restaurant operating profit margins in addition to net income, operating profit and cash flows from operating activities, to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and performance of its business because they provide a link between profitability and operating cash flow. Adjusted earnings per diluted share, Operating EBITDA and Company-operated restaurant operating profit margins as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, adjusted earnings per diluted share, Operating EBITDA and Company- operated restaurant operating profit margins: (a) do not represent net income, cash flows from operations or earnings per share as defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to net income, earnings per share, operating profit, cash flows from operating activities or other financial information determined under GAAP.

Adjusted Earnings per Diluted Share: Calculation and Definition
The Company defines Adjusted Earnings for the periods presented as the Company’s reported Net Income after adjusting for certain non-operating items consisting of (i) other income, net for first quarter 2011 includes $0.6 million for net gain on sales of assets partially offset by $0.1 million for impairments and disposals of fixed assets; for first quarter 2010 includes $0.2 million on the sale of assets partially offset by $0.1 million related to impairments and disposals of fixed assets, and for fiscal 2010 includes $0.7 million for impairments and disposals of fixed assets partially offset by $0.5 million for net gain on sales of assets, and (ii) the interest expense associated with the credit facility refinancing in fiscal 2010, (iii) the tax effect of these adjustments at the effective statutory rates , and (iv) the tax audit benefit in fiscal 2010. Adjusted Earnings per Diluted Share provides the per share effect of Adjusted net income on a diluted basis. The following table reconciles on a historical basis first quarter 2011, first quarter 2010, and fiscal year 2010 the Company’s Adjusted Earnings per Diluted Share on a consolidated basis to the line on its condensed consolidated statement of operations entitled Net Income, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to Adjusted Earnings per Diluted Share.

(In millions, except per share data)	Q1 2011	Q1 2010	FY 2010
Net income	$7.2	$5.8	$22.9
Other expense (income), net	$(0.5)	$(0.1)	$0.2
Interest expense associated with credit facility	—	—	$0.6
Tax effect	$0.2	$0.1	$(0.3)
Tax audit benefit	—	—	$(1.4)
Adjusted net income	$6.9	$5.8	$22.0
Adjusted earnings per diluted share	$0.27	$0.23	$0.86
Weighted-average diluted shares outstanding	25.8	25.4	25.5

Operating EBITDA: Calculation and Definition:
The Company defines Operating EBITDA as “earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net”. The following table reconciles on a historical basis for first quarter 2011 and first quarter 2010, the Company’s earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net (“Operating EBITDA”) on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to Operating EBITDA.

(In millions)	Q1 2011	Q1 2010
Net income	$7.2	$5.8
Interest expense, net	$1.1	$2.8
Income tax expense	$4.2	$3.6
Depreciation and amortization	$1.3	$1.2
Other Expense (income), net	$(0.5)	$(0.1)
Operating EBITDA	$13.3	$13.3
Total Revenue	$46.8	$43.8
Operating EBITDA as a percentage of Total Revenue	28.4%	30.4%

Company-Operated Restaurant Operating Profit: Calculation and Definition:
The Company defines company-operated restaurant operating profit margins as “sales by company-operated restaurants” minus “restaurant employee, occupancy and other expenses” minus “restaurant food, beverages and packaging” as a percentage of sales by company-operated restaurants.” The following table reconciles on a historical basis for first quarter 2011 and first quarter 2010, the Company’s company-operated restaurant operating profit to the line item on its condensed consolidated statement of operations entitled “sales by company-operated restaurants,” which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to company-operated restaurant operating profit:

(In millions)	Q1 2011	Q1 2010
Sales by company-operated restaurants	$17.6	$16.1
Restaurant employee, occupancy and other expenses	$8.4	$7.8
Restaurant food, beverages and packaging	$5.8	$5.1
Company-operated restaurant operating profit	$3.4	$3.2
Company-operated restaurant operating profit margins as a percentage of sales by company-operated restaurants	19.3%	19.9%

Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s planned implementation of its strategic plan, projections and expectations regarding same-store sales for fiscal 2011 and beyond, the Company’s ability to improve restaurant level margins, guidance for new restaurant openings and closures, and the Company’s anticipated 2011 and long-term performance, including projections regarding general and administrative expenses, and net earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2010 Credit Facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in the 2010 Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in the Company’s 2010 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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
In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken pricing contracts with chicken suppliers. The contracts, which pertain to a vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for 2011 for certain commodities including corn and soy, which impact the price of poultry and other food cost.
Instances of food-borne illness or avian flu could adversely affect the price and availability of poultry. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us and could result in a decline in our sales.
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the sixteen weeks ended April 17, 2011 and April 18, 2010, foreign-sourced revenues represented approximately 7.3% and 6.7%, respectively, of our total revenues. All other things being equal, for the quarter ended April 17, 2011, operating profit would have decreased by approximately $0.3 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of April 17, 2011, approximately $1.2 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 25 foreign countries with approximately 30% of our revenues from international royalties originating from restaurants in Korea and Canada.
Interest Rate Risk With Respect to our 2010 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2010 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 17, 2011, we had outstanding borrowings under our 2010 Credit Facility of $60.8 million.
On February 22, 2011, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 4.8%. The term of the swap agreements expires March 31, 2015.
As of April 17, 2011, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility, including the effect of the interest rate swap agreements, was approximately 3.8%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2010 Credit Facility would be approximately $0.3 million, taking into account our interest rate swap agreements.

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
(e) Inherent Limitations of Any Control System
We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. However, the control system has been designed to provide reasonable assurance of the control objectives are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal matters, see Note 9 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Part 2, Item 1.
Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our 2010 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2011, we repurchased 438,288 of our common shares as scheduled below:

			Total Number
			of
			Shares	Maximum Value
		Average	Repurchased	of
		Price	as Part of a	Shares that May
	Number of	Paid	Publicly	Yet
	Shares	Per	Announced	Be Repurchased
Period	Repurchased	Share	Plan	Under the Plan
Period 1
12/27/10 — 1/23/11	—	$—	—	$38,928,470
Period 2
1/24/11 — 2/20/11	—	$—	—	$38,928,470
Period 3
2/21/11 — 3/20/11	259,300	$14.68	259,300	$35,121,431
Period 4
3/21/11 — 4/17/11	178,988	$14.85	178,988	$32,462,866

Total	438,288	$14.75	438,288	$32,462,866

As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. During the first quarter of 2011, the Company repurchased 438,288 shares of our common stock.
As of April 17, 2011, the remaining shares that may be repurchased under the program were approximately $32.5 million.

Item 6. Exhibits
(a) Exhibits

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 10.1	First Amendment to the AFC Enterprises, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed April 20, 2011).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 12 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.
Date: May 25, 2011	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)