Form 10-Q
period 2011-07-10
AFC ENTERPRISES INC
filed 2011-08-17
CIK 1041379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 10, 2011
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
Yes ☐ No ☑
     As of August 7, 2011 there were 24,385,617 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.
INDEX

Page
PART 1 FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of July 10, 2011 and December 26, 2010	2
Condensed Consolidated Statements of Operations for the Twelve and Twenty-Eight Week Periods Ended July 10, 2011 and July 11, 2010	3
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Twenty-Eight Week Period Ended July 10, 2011	4
Condensed Consolidated Statements of Cash Flows for the Twenty-Eight Week Periods Ended July 10, 2011 and July 11, 2010	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27

PART 2 OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	29
SIGNATURE
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	07/10/11	12/26/10
ASSETS
Current assets:
Cash and cash equivalents	$6.3	$15.9
Accounts and current notes receivable, net	6.2	5.6
Other current assets	3.0	4.3
Advertising cooperative assets, restricted	16.4	16.1

Total current assets	31.9	41.9

Long-term assets:
Property and equipment, net	20.6	21.2
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	46.7	47.0
Other long-term assets, net	2.5	2.7

Total long-term assets	80.9	82.0

Total assets	$112.8	$123.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3.5	$4.8
Other current liabilities	5.6	7.6
Current debt maturities	5.2	4.0
Advertising cooperative liabilities	16.4	16.1

Total current liabilities	30.7	32.5

Long-term liabilities:
Long-term debt	60.2	62.0
Deferred credits and other long-term liabilities	21.0	20.2

Total long-term liabilities	81.2	82.2

Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 24,385,617 and 25,685,705 shares issued and outstanding at July 10, 2011 and December 26, 2010, respectively)	0.3	0.3
Capital in excess of par value	96.0	116.4
Accumulated deficit	(94.7)	(107.4)
Accumulated other comprehensive loss	(0.7)	(0.1)

Total shareholders’ equity	0.9	9.2

Total liabilities and shareholders’ equity	$112.8	$123.9

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	07/10/11	07/11/10	07/10/11	07/11/10
Revenues:
Sales by company-operated restaurants	$12.3	$12.1	$29.9	$28.2
Franchise revenues	22.0	21.2	49.9	47.6
Rent and other revenues	1.0	1.0	2.3	2.3

Total revenues	35.3	34.3	82.1	78.1

Expenses:
Restaurant employee, occupancy and other expenses	6.2	6.2	14.6	14.0
Restaurant food, beverages and packaging	4.1	3.8	9.9	8.9
Rent and other occupancy expenses	0.6	0.6	1.4	1.4
General and administrative expenses	13.6	12.6	32.1	29.4
Depreciation and amortization	1.0	0.9	2.3	2.1
Other expenses (income), net	0.2	—	(0.3)	(0.1)

Total expenses	25.7	24.1	60.0	55.7

Operating profit	9.6	10.2	22.1	22.4
Interest expense, net	0.9	1.7	2.0	4.5

Income before income taxes	8.7	8.5	20.1	17.9
Income tax expense	3.2	1.7	7.4	5.3

Net income	$5.5	$6.8	$12.7	$12.6

Earnings per common share, basic:	$0.22	$0.27	$0.51	$0.50

Earnings per common share, diluted:	$0.22	$0.26	$0.50	$0.49

Weighted-average shares outstanding:
Basic	24.4	25.3	25.0	25.3
Diluted	24.8	25.5	25.4	25.4
See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Loss	Total
Balance at December 26, 2010	25,685,705	$0.3	$116.4	$(107.4)	$(0.1)	$9.2
Net income	—	—	—	12.7	—	12.7
Other comprehensive loss
Net change in fair value of cash flow hedge, (net of tax impact of $0.4 million)	—	—	—	—	(0.6)	(0.6)

Total comprehensive income						12.1

Repurchases and retirement of shares	(1,465,436)	—	(22.3)	—	—	(22.3)
Issuance of common stock under stock option plan	49,784	—	0.6	—	—	0.6
Issuance of restricted stock awards, net of forfeitures	115,564	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	—	1.4	—		1.4

Balance at July 10, 2011	24,385,617	$0.3	$96.0	$(94.7)	$(0.7)	$0.9

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	28 Weeks Ended
	07/10/11	07/11/10
Cash flows provided by (used in) operating activities:
Net income	$12.7	$12.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.3	2.1
Asset write-downs	0.2	0.2
Net gain on sale of assets	(0.7)	(0.3)
Deferred income taxes	0.5	0.2
Non-cash interest expense, net	0.3	1.1
Provision for credit losses	—	(0.2)
Stock-based compensation expense	1.4	1.2
Change in operating assets and liabilities:
Accounts receivable	(0.8)	0.8
Other operating assets	1.3	(0.4)
Accounts payable and other operating liabilities	(3.5)	(2.4)

Net cash provided by operating activities	13.7	14.9

Cash flows provided by (used in) investing activities:
Capital expenditures	(1.7)	(1.4)
Proceeds from dispositions of property and equipment	0.7	—
Proceeds from notes receivable and other investing activities	0.2	2.2

Net cash provided by (used in) investing activities	(0.8)	0.8

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	—	(14.9)
Principal payments — 2010 credit facility (term loan)	(2.5)	—
Borrowings under 2010 revolving line of credit	2.0	—
Share repurchases	(22.3)	—
Proceeds from exercise of employee stock options	0.6	—
Other financing activities, net	(0.3)	(0.3)

Net cash used in financing activities	(22.5)	(15.2)

Net increase (decrease) in cash and cash equivalents	(9.6)	0.5
Cash and cash equivalents at beginning of year	15.9	4.1

Cash and cash equivalents at end of quarter	$6.3	$4.6

See accompanying notes to unaudited condensed consolidated financial statements

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Description of Business
     AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade names Popeyes ® Chicken & Biscuits and Popeyes ® Louisiana Kitchen (collectively “Popeyes”) in 45 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 27 foreign countries.
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
     Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 26, 2010 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of July 10, 2011 have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2010 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2010 Form 10-K.
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
Note 3 — Other Current Liabilities

(In millions)	7/10/11	12/26/10

Accrued wages, bonuses and severances	$3.2	$5.0
Other	2.4	2.6

	$5.6	$7.6

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 4 — Fair Value Measurements
     The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of July 10, 2011 and December 26, 2010:

	Quoted
	Prices in
	Active
	Markets for	Significant
	Identical	Other	Significant
	Asset or	Observable	Unobservable
	Liability	Inputs	Inputs	Carrying
(In millions)	(Level 1)	(Level 2)	(Level 3)	Value

July 10, 2011
Financial Assets
Cash equivalents	$4.2	$—	$—	$4.2
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3

Total assets at fair value	$8.5	$—	$—	$8.5

Financial Liabilities
Interest rate swap agreement	$—	$1.1	$—	$1.1

Total liabilities at fair value	$—	$1.1	$—	$1.1

December 26, 2010
Financial Assets
Cash equivalents	$15.8	$—	$—	$15.8
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3

Total assets at fair value	$20.1	$—	$—	$20.1

Financial Liabilities
Interest rate swap agreement	$—	$0.1	$—	$0.1

Total liabilities at fair value	$—	$0.1	$—	$0.1

     At July 10, 2011 and December 26, 2010, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments. The Company believes the fair value of its credit facilities approximates its carrying value, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved.

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5 — Long-Term Debt and Other Borrowings

(In millions)	07/10/11	12/26/10
2010 Credit Facility:
Revolving credit facility	$24.0	$22.0
Term Loan	37.5	40.0
Capital lease obligations	1.4	1.4
Other notes	2.5	2.6

	65.4	66.0
Less current portion	(5.2)	(4.0)

	$60.2	$62.0

     2010 Credit Facility. On December 23, 2010, the Company entered into a bank credit facility (the “2010 Credit Facility”) with a group of lenders consisting of a five year $60.0 million revolving credit facility and a five year $40.0 million term loan.
     Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of July 10, 2011, the Company had $1.0 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $35.0 million.
     As of July 10, 2011, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of July 10, 2011, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility was 3.8%. As of July 11, 2010, the Company’s weighted average interest rate for all outstanding indebtedness under its then-existing credit facility was 7.2%.
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
     The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges. The fair value gain or loss on the interest rate swaps is included as a component of the “Accumulated other comprehensive loss” (“AOCL”). The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:
Fair Values of Derivative Instruments

Derivative Liabilities
	Balance Sheet
(In millions)	Location	7/10/11	12/26/10

	Other current
Interest rate swap agreements	liabilities	$—	$0.1
	Deferred credits and other long-
Interest rate swap agreements	term liabilities	1.1	—

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Twenty-eight Weeks ended July 10, 2011 and July 11, 2010

				Amount of Gain
			Location of	(Loss) Reclassified
	Amount of Gain (Loss)		Gain (Loss)	from AOCL to
	Recognized in AOCL		Reclassified	Income (effective
	(effective portion)		from AOCL to	portion)
(In millions)	2011	2010	Income	2011	2010
Interest rate swap agreements, net of tax	$(0.6)	$—	Interest expense, net	$—	$(0.6)

	$(0.6)	$—		$—	$(0.6)

Note 6 — Deferred Credits and Other Long-Term Liabilities

(In millions)	7/10/11	12/26/10

Deferred franchise revenues	$2.5	$2.9
Deferred gains on unit conversions	1.8	2.0
Deferred rentals	2.7	3.0
Above-market rent obligations	2.7	2.8
Deferred income taxes	5.9	5.8
Other	5.4	3.7

	$21.0	$20.2

Note 7 — Comprehensive Income
     Comprehensive income is net income plus the change in fair value of the Company’s cash flow hedge discussed in Note 5 plus derivative (gains) or losses realized in earnings during the period. The following table presents the components of comprehensive income for the twelve and twenty-eight weeks ended July 10, 2011 and July 11, 2010:

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/10/11	07/11/10	07/10/11	07/11/10
Net income	$5.5	$6.8	$12.7	$12.6
Change in fair value of interest rate swap agreements, net of income taxes	(0.3)	—	(0.6)	—
Derivative loss realized in earnings during the period, net of income taxes	—	0.1	—	0.4

Total comprehensive income	$5.2	$6.9	$12.1	$13.0

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8 — Other Expenses (Income), Net

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/10/11	07/11/10	07/10/11	07/11/10
Impairments and disposals of fixed assets	$0.1	$0.1	$0.2	$0.2
Net gain on sale of assets	(0.1)	(0.1)	(0.7)	(0.3)
Other	0.2	—	0.2	—

	$0.2	$—	$(0.3)	$(0.1)

     Net gain on sale of assets consists primarily of recognition of deferred gains associated with refranchising of company-operated restaurants and gain on the sale of real estate to franchisees and other third parties. During the twenty-eight weeks ended July 10, 2011, the Company sold two properties to a franchisee for approximately $0.7 million and recognized a gain of $0.5 million.
Other expense for the twelve and twenty-eight week periods ended July 10, 2011 was $0.2 million and consists primarily of expenses related to the Company’s pending relocation to a new corporate support center.
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
     The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At July 10 2011, the Company’s insurance reserves of approximately $0.9 million were collateralized by letters of credit and/or cash deposits of $1.1 million.
      Corporate Support Center Lease. Subsequent to July 10, 2011, the Company entered into a non-cancellable operating lease for its new corporate support center. The lease term is approximately eleven years and future minimum lease payments under the lease are approximately zero in 2011 and 2012, $0.7 million in 2013, $1.3 million in 2014 and 2015 and $10.0 million thereafter for the remaining term of the lease. The lease includes tenant improvements, design and move allowances of approximately $2.9 million.
Note 10 — Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/10/11	07/11/10	07/10/11	07/11/10
Interest on debt, less capitalized amounts	$0.7	$1.5	$1.5	$3.8
Amortization and write-offs of debt issuance costs	0.1	0.1	0.2	0.5
Other debt related charges	0.1	0.1	0.3	0.3
Interest income	—	—	—	(0.1)

	$0.9	$1.7	$2.0	$4.5

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
     During the twenty-eight weeks ended July 10, 2011 and July 11, 2010, total payments made for interest were approximately $1.5 million and $3.5 million, respectively.
Note 11 — Income Taxes
     The Company’s effective tax rates for the twelve week periods ended July 10, 2011 and July 11, 2010 were 36.8% and 20.0%, respectively. The Company’s effective tax rates for the twenty-eight week periods ended July 10, 2011 and July 11, 2010 were 36.8% and 29.6%, respectively. In the second quarter of 2010, the Company recorded a tax benefit of $1.4 million related to the completion a federal tax audit. Excluding the impact of the Internal Revenue Service audits, the effective tax rates for the twelve and twenty-eight week periods ended July 11, 2010 were 36.5% and 37.4%. The effective rate differs from statutory rates due to adjustments to estimated tax reserves and permanent differences.
     The amount of unrecognized tax benefits was approximately $2.1 million as of July 10, 2011 and December 26, 2010, of which approximately $0.6 million, if recognized, would affect the effective income tax rate. The Company has unrecognized tax benefits of approximately $0.1 million which the Company would recognize within the next twelve months if the statute of limitations were to expire.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2007 through 2009 are open to audit, with 2009 currently under examination.
Note 12 — Components of Earnings Per Common Share Computation
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
     Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. During the twenty-eight week period ended July 10, 2011, approximately 0.1 million weighted stock options were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. During the twelve and twenty-eight week periods ended July 11, 2010, approximately 0.6 million weighted stock options were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/10/11	07/11/10	07/10/11	07/11/10
Numerator for earnings per share computation:
Net Income	$5.5	$6.8	$12.7	$12.6

Denominator for basic earnings per share — weighted average shares	24.4	25.3	25.0	25.3
Effect of dilutive share-based employee and director compensation	0.4	0.2	0.4	0.1

Denominator for diluted earnings per share	24.8	25.5	25.4	25.4

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

AFC Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/10/11	07/11/10	07/10/11	07/11/10
Revenues
Franchise restaurants(a)	$23.0	$22.2	$52.2	$49.9
Company-operated restaurants	12.3	12.1	29.9	28.2

	$35.3	$34.3	$82.1	$78.1

Operating profit before unallocated expenses
Franchise restaurants(b)	$9.8	$10.1	$21.4	$21.6
Company-operated restaurants	1.0	1.0	2.7	2.8

	10.8	11.1	24.1	24.4

Less unallocated expenses(c)
Depreciation and amortization	1.0	0.9	2.3	2.1
Other expenses (income), net	0.2	—	(0.3)	(0.1)

Operating Profit	$9.6	$10.2	$22.1	$22.4

Capital expenditures
Franchise operations	$0.3	$0.3	$0.4	$0.5
Company-operated restaurants	0.4	0.3	1.3	0.9

	$0.7	$0.6	$1.7	$1.4

(a)	Franchise operations revenues exclude 5% inter-segment royalties.

(b)	Includes inter-segment royalties for the quarter of $0.6 million in 2011 and 2010. The year- to-date inter-segment royalties include $1.5 million in 2011 and $1.4 million in 2010.

(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

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
As of July 10, 2011, we operated and franchised 2,000 Popeyes restaurants in 45 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 27 foreign countries.
(POPEYES LOGO)

	July 10,	Dec. 26,

Total Operating Restaurants as of:	2011	2010

Domestic:

Company-Operated	38	38

Franchised	1,557	1,542

International:

Franchised	405	397

Total	2,000	1,977

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
•	Build the Popeyes Brand — offer a distinctive brand and menu with superior food at affordable prices.

•	Run Great Restaurants — improve restaurant operations and Popeyes’ guest experience by delighting the guest with “service as distinctive as our food”.

•	Strengthen Unit Economics — lower restaurant operating costs and improve profitability while maintaining excellent food quality for our guests.

•	Ramp Up New Unit Growth — build more restaurants across the U.S. and abroad with superior profits and investment returns.

Management Overview of 2011 Operating Results (Second Quarter)
Our second quarter of 2011 results and highlights include the following:
•	Reported net income was $5.5 million, or $0.22 per diluted share, compared to $6.8 million, or $0.26 per diluted share, last year which included a $0.05 per diluted share impact from the settlement of a federal income tax audit. Adjusted earnings per diluted share were $0.23 compared to $0.21 in 2010. The increase in adjusted earnings per diluted share was primarily due to lower interest expense. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Global system-wide sales increased 4.8% compared to a 2.8% increase last year.

•	Global same-store sales increased 0.7% compared to a 0.6% increase last year. Domestic same-store sales increased 0.5% compared to a 0.4% increase in 2010. International same-store sales increased 2.3% compared to a 2.7% increase last year. According to independent data, in the second quarter of 2011, Popeyes domestic same-store sales continued to outpace the chicken QSR category, beating the segment for the 13th consecutive quarter.

•	The Popeyes system opened 30 restaurants during the second quarter, resulting in 62 new restaurants opened in the first half of 2011. The Company permanently closed 39 restaurants through the end of the second quarter, resulting in 23 net openings in 2011 compared to 5 in the same period of the prior year.

•	Through the end of the second quarter, Operating EBITDA was $24.1 million, at 29.4% of total revenue, compared to $24.4 million, at 31.2% of total revenue last year. The decrease in Operating EBITDA as a percent of total revenue was primarily due to new investments in general and administrative expenses, partially offset by higher revenues. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Through the second quarter of 2011, the Company used $22.3 million of cash to repurchase 1,465,436 shares of common stock under the Company’s current Share Repurchase Program.

A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions)	07/10/11	07/11/10	07/10/11	07/11/10

Sales by company-operated restaurants	$12.3	$12.1	$29.9	$28.2

Franchise revenues (a)	22.0	21.2	49.9	47.6

Other revenues	1.0	1.0	2.3	2.3

Total revenues	$35.3	$34.3	$82.1	$78.1

Operating profit	$9.6	$10.2	$22.1	$22.4

Net income	$5.5	$6.8	$12.7	$12.6

Global system-wide sales increase	4.8%	2.8%	6.0%	2.4%

Same-store sales increase (decrease) (b)

Company-operated restaurant segment	(0.2)%	0.3%	3.6%	0.2%

Domestic franchised restaurants	0.5%	0.4%	2.3%	(0.1)%

Total domestic (company-operated and franchised restaurants)	0.5%	0.4%	2.4%	(0.1)%

International franchised restaurants	2.3%	2.7%	3.3%	1.9%

Total global system	0.7%	0.6%	2.5%	0.1%

Company-operated restaurants (all domestic)

Restaurants at beginning of period	38	37	38	37

New restaurant openings	—	—	—	—

Unit conversions, net	—	—	—	—

Permanent closings	—	—	—	—

Temporary (closings)/re-openings, net	—	—	—	—

Restaurants at the end of second quarter	38	37	38	37

A summary of our financial results and key operational metrics is presented below (continued from previous page).

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions)	07/10/11	07/11/10	07/10/11	07/11/10

Franchised restaurants (domestic and international)

Restaurants at beginning of period	1,959	1,907	1,939	1,906

New restaurant openings	30	17	62	34

Unit conversions, net	—	—	—	—

Permanent closings	(25)	(17)	(39)	(29)

Temporary (closings)/re-openings, net	(2)	1	—	(3)

Restaurants at the end of second quarter	1,962	1,908	1,962	1,908

Total system restaurants	2,000	1,945	2,000	1,945

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the second quarter of 2011 and 2010, franchisee sales, as reported by our franchisees, were approximately $447.2 million and $426.4 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.
2011 Same-Store Sales — Second Quarter
Global same-store sales increased 0.7% compared to a 0.6% increase in 2010. Domestic same-store sales increased 0.5% compared to a 0.4% increase last year. According to independent data, in the second quarter 2011, Popeyes outpaced the chicken QSR category for the 13th consecutive quarter.
International same-store sales increased 2.3% and represented the 6th consecutive quarter of positive same-store sales. This increase was primarily driven by strong same-store sales in Turkey and Canada, partially offset by Korea.

Looking Forward to the Remainder of 2011
The Company now expects that Popeyes global same-store sales growth will be in the range of positive 1.0 to 2.0% versus prior guidance of positive 1.0 to 3.0% as Popeyes restaurants roll over strong same-store sales from the third and fourth quarters of 2010.
Global new openings are still expected to be in the range of 120-140 restaurants. As previously indicated, international new unit openings are expected to remain on pace with the system’s 2010 growth of approximately 60 restaurants.
Consistent with previous guidance, the Company expects system-wide unit closings will be in the range of 60-80 restaurants, resulting in 40-80 net openings as compared to 39 net openings in 2010.
The Company continues to expect general and administrative expenses will be in the range of $60-$62 million, at a rate of 3.1-3.2% of system-wide sales, among the lowest in the restaurant industry. As previously disclosed, this expense includes $1.0 million for the planned corporate office relocation. Absent this unusual item, general and administrative expenses as a percent of system-wide sales would be 3.0-3.1%.
Consistent with previous guidance, the Company expects 2011 reported earnings per diluted share will be in the range of $0.87-$0.91. The Company continues to expect adjusted earnings per diluted share will be in the range of $0.91-$0.95, compared to $0.86 in 2010. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.” Full year 2011 adjusted diluted earnings per share excludes approximately $1.5 million for the corporate office relocation ($1.0 million for general and administrative expenses and $0.5 million for depreciation and other expenses), or $0.04 per diluted share.
Comparisons of the Second Quarter for 2011 and 2010
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $12.3 million in the second quarter of 2011, a $0.2 million increase from the second quarter of 2010. The increase was primarily due to a $0.3 million increase as a result of a new restaurant opened in the fourth quarter of 2010 offset by a decline in company-operated same-store sales of 0.2% during the second quarter.
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
Franchise revenues were $22.0 million in the second quarter of 2011, a $0.8 million increase from the second quarter of 2010. The increase was primarily due to an increase in royalty revenue from positive same-store sales and new franchised restaurants.
Company-operated Restaurant Operating Profit Margins
Company-operated restaurant operating profit (“ROP”) was $2.0 million, or 16.3% of sales, compared to $2.1 million, or 17.4% of sales, last year. The $0.1 million decrease in ROP was primarily due to higher food costs as a result of increased commodity costs, partially offset by modest pricing increases on select menu items. Company-operated ROP is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $13.6 million, or 3.0% of system-wide sales, compared to $12.6 million, or 2.9% of system-wide sales, last year.
This increase was primarily attributable to a $1.1 million increase in global new restaurant development and marketing initiatives, a $0.4 million increase is franchisee support services and a $0.5 increase in other general administrative expenses, net. Increases in general and administrative expenses were partially offset by a $1.0 million decrease in legal fees associated with litigation initiated by the company which resulted in settlement and the renegotiation of a long-term supply agreement with a key supplier of proprietary ingredients and products during the second quarter of 2010.

Other Expenses (Income), Net
Other expense (income), net was $0.2 million, primarily due to expenses related to the Company’s pending relocation to a new corporate support center.
Interest Expense, Net
Interest expense, net was $0.9 million, an $0.8 million decrease from 2010. This decrease was primarily due to lower average interest rates under the Company’s new 2010 Credit Facility, and lower amortization for bank fees recognized in the second quarter of 2010.
Income Tax Expense
Income tax expense was $3.2 million, yielding an effective tax rate of 36.8%, compared to an effective tax rate of 20.0% in the prior year. In the second quarter of 2010, the Company recorded a tax benefit of $1.4 million related to the completion of a federal income tax audit. Excluding this tax benefit, the effective tax rate would have been 36.5% for the second quarter of 2010. The effective rates differ from statutory rates due to adjustments to estimated tax reserves.
Comparisons of the Twenty Eight Weeks Ended July 10, 2011 and July 11, 2010
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $29.9 million in the twenty-eight weeks ended July 10, 2011, a $1.7 million increase from 2010. The increase was primarily due to the positive 3.6% increase in same store sales year —to-date 2011 and a $0.7 million increase as a result of the new restaurant opened in the fourth quarter of 2010.
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
Franchise revenues were $49.9 million in the twenty-eight weeks ended July 10, 2011, a $2.3 million increase from 2010. The increase was primarily due to an increase in royalty revenue from positive same-store sales and new franchised restaurants.
Company-operated Restaurant Operating Profit Margins
Company-operated restaurant operating profit (“ROP”) was $5.4 million in the twenty-eight weeks ended July 10, 2011, or 18.1% of sales, compared to $5.3 million, or 18.8% of sales, last year. The $0.1 million increase in ROP was primarily due to the increase in same store sales of 3.6% partially offset by higher food costs as a result of increased commodity costs. Company-operated ROP is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $32.1 million in the twenty-eight weeks ended July 10, 2011, or 3.1% of system-wide sales, compared to $29.4 million, or 3.0% of system-wide sales, last year.
This increase was primarily attributable to a $2.2 million increase in global new restaurant development, marketing and supply chain initiatives, a $0.4 million increase is franchisee support services, a $0.5 million increase in incentive compensation, and a $0.6 increase in other general administrative expenses, net. Increases in general and administrative expenses were partially offset by a $1.0 million decrease in legal fees associated with litigation initiated by the company which resulted in settlement and the renegotiation of a long-term supply agreement with a key supplier of proprietary ingredients and products during the second quarter of 2010.

Other Expenses (Income), Net
Other income was $0.3 million during the twenty-eight weeks ended July 10, 2011, primarily due to a net gain on the sale of two real estate properties offset by expenses associated with the corporate headquarters relocation.
Interest Expense, Net
Interest expense, net was $2.0 million in the twenty-eight week period ended July 10, 2011, a $2.5 million decrease from 2010. This decrease was primarily due to lower average interest rates under the Company’s new 2010 Credit Facility, and lower amortization for bank fees and swap settlement charges recognized in second quarter 2010.
Income Tax Expense
Income tax expense was $7.4 million in the twenty-eight week period ended July 10, 2011, yielding an effective tax rate of 36.8%, compared to an effective tax rate of 29.6% in the prior year. In the second quarter of 2010, the Company recorded a $1.4 million tax benefit related to the completion of a federal income tax audit for years 2004 and 2005. Excluding this benefit, the Company’s effective tax rate would have been 37.4% for 2010 year to date. The lower tax rate in 2011 reflects a lower effective state income tax rate, lower interest expense accruals on income tax reserves and higher income tax credits. The effective rates differ from statutory rates due to adjustments to estimated tax reserves and other permanent differences.
Liquidity and Capital Resources
We finance our business activities primarily with:
•	cash flows generated from our operating activities, and

•	borrowings under our 2010 Credit Facility.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $13.7 million and $14.9 million for the twenty-eight week period ended July 10, 2011 and July 11, 2010, respectively. See our condensed consolidated statements of cash flows in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $6.3 million available as of July 10, 2011), and available borrowings under our 2010 Credit Facility (approximately $35.0 million available as of July 10, 2011), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
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
Pursuant to the 2010 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of ≤ 2.75 to 1.0 through December 23, 2015. As of July 10, 2011, the Company’s Total Leverage Ratio was 1.39 to 1.0. The Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries.
The Company repurchased 1,027,148 shares of our common stock during the second quarter of 2011. As of July 10, 2011, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $16.7 million. The Company may repurchase and retire its common shares at any time its Total Leverage Ratio is less than 2.00 to 1.0.

Critical Accounting Policies and Significant Estimates
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2010 Form 10-K.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in our 2010 Form 10-K. During the quarter ended July 10, 2011, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2010 Form 10-K.
Long-Term Debt
For a discussion of our long-term debt, see Note 5 to our condensed financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2. See Note 10 in the 2010 Form 10-K for more information about the Company’s long-term debt.
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
During the twenty-eight week period ended July 10, 2011, we invested approximately $1.7 million in various capital projects, including approximately $0.9 million in company restaurant reimages, $0.4 million of IT projects and $0.4 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.
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

Adjusted Earnings per Diluted Share: Calculation and Definition
The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of (i) other income, net (which for second quarter 2011 includes $0.1 million for impairments and disposals of fixed assets, $0.1 million for net gain on sales of assets and $0.2 million of other expenses related to the pending relocation to a new corporate support center; for second quarter year-to-date 2011 includes $0.2 million for impairments and disposals of fixed assets, $0.7 million for net gain on sales of assets and $0.2 million of other expenses related to the pending relocation to the new corporate support center; for second quarter 2010 includes $0.1 million for impairments and disposals of fixed assets and $0.1 million for net gain on sale of assets; for second quarter year-to-date 2010 includes $0.2 million for impairments and disposals of fixed assets and $0.3 million for net gain on sale of assets and for fiscal 2010 includes $0.7 million for impairments and disposals of fixed assets partially offset by $0.5 million for net gain on sales of assets), (ii) accelerated depreciation related to Company’s pending relocation to a new corporate support center, (iii) the interest expense associated with the credit facility refinancing in fiscal 2010, (iv) the tax effect of these adjustments, and (v) the tax audit benefit. Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for second quarter 2011, second quarter year-to-date of 2011, second quarter 2010, second quarter year-to-date of 2010 and fiscal year 2010, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to adjusted earnings per diluted share:

(in millions, except per share data)	Q2 2011	Q2 2010	Year-to-date	Year-to-date	FY 2010
			7/10/2011	7/11/2010

Net income	$5.5	$6.8	$12.7	$12.6	$22.9

Other expense (income), net	$0.2	—	$(0.3)	$(0.1)	$0.2

Accelerated Depreciation related to Company’s relocation to new corporate support center	$0.1	—	$0.3	—	—

Interest expense associated with credit facility	—	—	—	—	$0.6

Tax effect	$(0.1)	—	$(0.1)	$0.1	$(0.3)

Tax audit benefit	—	$(1.4)	—	$(1.4)	$(1.4)

Adjusted net income	$5.7	$5.4	$12.6	$11.2	$22.0

Adjusted earnings per diluted share	$0.23	$0.21	$0.50	$0.44	$0.86

Weighted-average diluted shares outstanding	24.8	25.5	25.4	25.4	25.5

Operating EBITDA: Calculation and Definition
The Company defines Operating EBITDA as “earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net.” The following table reconciles on a historical basis for second quarter year-to-date 2011 and second quarter year-to-date 2010, the Company’s earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net (“Operating EBITDA”) on a consolidated basis to the line on its condensed consolidated statement of operations entitled Net Income, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to Operating EBITDA. Operating EBITDA as a percentage of Total Revenues is defined as operating EBITDA divided by Total Revenues.

	Year-to-date	Year-to-date
(In millions)	7/10/2011	7/11/2010
Net income	$12.7	$12.6
Interest expense, net	$2.0	$4.5
Income tax expense	$7.4	$5.3
Depreciation and amortization	$2.3	$2.1
Other expenses (income), net	$(0.3)	$(0.1)
Operating EBITDA	$24.1	$24.4
Total Revenues	$82.1	$78.1
Operating EBITDA as a percentage of Total Revenues	29.4%	31.2%

Company-Operated Restaurant Operating Profit: Calculation and Definition
The Company defines Company-Operated Restaurant Operating Profit as Sales by Company-operated restaurants minus restaurant employee, occupancy and other expenses minus restaurant food, beverages and packaging as a percentage of Sales by Company-operated restaurants. The following table reconciles on a historical basis for second quarter 2011 and second quarter 2010, and year to-to-date 2011 and year-to-date 2010, Company-Operated Restaurant Operating Profit to the line item on its consolidated statement of operations entitled Sales by Company-operated restaurants, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statements of operations to Company-Operated Restaurant Operating Profit. Company-operated restaurant operating profit margins as a percentage of Sales by Company-operated restaurants is defined as Company-operated restaurants operating profit divided by Sales by Company-operated restaurants.

(In millions)	Q2 2011	Q2 2010	Year-to-date	Year-to-date
			7/10/2011	7/11/2010
Sales by Company-operated restaurants	$12.3	$12.1	$29.9	$28.2
Restaurant employee, occupancy and other expenses	$6.2	$6.2	$14.6	$14.0
Restaurant food, beverages and packaging	$4.1	$3.8	$9.9	$8.9
Company-operated restaurant operating profit	$2.0	$2.1	$5.4	$5.3
Company-operated restaurant operating profit margins as a percentage of sales by Company-operated restaurants	16.3%	17.4%	18.1%	18.8%

Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s planned implementation of its strategic plan, projections and expectations regarding same-store sales for fiscal 2011 and beyond, the Company’s ability to improve restaurant level margins, guidance for new restaurant openings and closures, and the Company’s anticipated 2011 and long-term performance, including projections regarding general and administrative expenses, and net earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2010 Credit Facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in the 2010 Credit Facility, failure of our franchisees, a decline in the number of franchised restaurants, a decline in our ability to franchise new restaurants, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in the Company’s 2010 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Market Risk. We are exposed to market risk from changes in poultry and other commodity prices. Chicken is the principal raw material for our Popeyes operations, constituting approximately 40% of our combined “Restaurant food, beverages and packaging” costs. Food costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of corn and soy, disease, declining market supply of fast-food sized chickens and other factors that affect availability. Restaurant food, beverages and packaging costs are further affected by increases in the cost of other commodities including shortening, wheat, gas and utility price fluctuations. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the twenty-eight weeks ended July 10, 2011 and July 11, 2010, foreign-sourced revenues represented approximately 7.3% and 6.8%, respectively, of our total revenues. All other things being equal, for the twenty eight weeks ended July 10, 2011, operating profit would have decreased by approximately $0.4 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of July 10, 2011, approximately $1.2 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 27 foreign countries with approximately 30% of our revenues from international royalties originating from restaurants in Korea and Canada.
Interest Rate Risk With Respect to our 2010 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2010 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 10, 2011, we had outstanding borrowings under our 2010 Credit Facility of $61.5 million.
On February 22, 2011, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 4.8%. The term of the swap agreements expires March 31, 2015.
As of July 10, 2011, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility, including the effect of the interest rate swap agreements, was approximately 3.8%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2010 Credit Facility would be approximately $0.3 million, taking into account our interest rate swap agreements.

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
(e) Inherent Limitations of Any Control System
We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. However, the control system has been designed to provide reasonable assurance of the control objectives are met.Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal matters, see Note 9 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Part 2, Item 1.
Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our 2010 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2011, we repurchased 1,027,148 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan

Period 5 4/18/11 — 5/15/11	640,448	$15.04	640,448	$22,829,567

Period 6 5/16/11 — 6/12/11	159,100	$16.00	159,100	$20,284,505

Period 7 6/13/11 — 7/10/11	227,600	$15.96	227,600	$16,652,499

Total	1,027,148	$15.39	1,027,148	$16,652,499

As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. During the second quarter of 2011, the Company repurchased 1,027,148 shares of our common stock.
As of July 10, 2011, the remaining shares that may be repurchased under the program were approximately $16.7 million.

Item 6. Exhibits
(a) Exhibits

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 10.1	First Amendment to the AFC Enterprises, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed April 20, 2011).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 100.1	The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 12 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: August 17, 2011	By:	/s/ H. Melville Hope, III

H. Melville Hope, III
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)