Form 10-Q
period 2011-10-02
AFC ENTERPRISES INC
filed 2011-11-09
CIK 1041379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

Yes  ☐    No  ☑

As of October 30, 2011 there were 24,373,898 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFC Enterprises, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In millions, except share data)

	10/02/11	12/26/10
ASSETS
Current assets:
Cash and cash equivalents	$12.1	$15.9
Accounts and current notes receivable, net	6.4	5.6
Other current assets	3.8	4.3
Advertising cooperative assets, restricted	17.5	16.1

Total current assets	39.8	41.9

Long-term assets:
Property and equipment, net	23.7	21.2
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	46.6	47.0
Other long-term assets, net	2.4	2.7

Total long-term assets	83.8	82.0

Total assets	$123.6	$123.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3.4	$4.8
Other current liabilities	7.6	7.6
Current debt maturities	5.2	4.0
Advertising cooperative liabilities	17.5	16.1

Total current liabilities	33.7	32.5

Long-term liabilities:
Long-term debt	58.9	62.0
Deferred credits and other long-term liabilities	24.0	20.2

Total long-term liabilities	82.9	82.2

Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 24,373,898 and 25,685,705 shares issued and outstanding at October 2, 2011 and December 26, 2010, respectively)	0.2	0.3
Capital in excess of par value	96.7	116.4
Accumulated deficit	(88.9)	(107.4)
Accumulated other comprehensive loss	(1.0)	(0.1)

Total shareholders’ equity	7.0	9.2

Total liabilities and shareholders’ equity	$123.6	$123.9

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	10/02/11	10/03/10	10/02/11	10/03/10
Revenues:
Sales by company-operated restaurants	$12.3	$12.3	$42.2	$40.5
Franchise revenues	22.2	20.8	72.1	68.4
Rent and other revenues	0.9	1.0	3.2	3.3

Total revenues	35.4	34.1	117.5	112.2

Expenses:
Restaurant employee, occupancy and other expenses	6.0	6.2	20.6	20.2
Restaurant food, beverages and packaging	4.2	4.0	14.1	12.9
Rent and other occupancy expenses	0.7	0.1	2.1	1.5
General and administrative expenses	14.1	12.3	46.2	41.7
Depreciation and amortization	0.9	0.9	3.2	3.0
Other expenses (income), net	0.3	—	—	(0.1)

Total expenses	26.2	23.5	86.2	79.2

Operating profit	9.2	10.6	31.3	33.0
Interest expense, net	0.8	1.4	2.8	5.9

Income before income taxes	8.4	9.2	28.5	27.1
Income tax expense	2.6	3.3	10.0	8.6

Net income	$5.8	$5.9	$18.5	$18.5

Earnings per common share, basic:	$0.24	$0.23	$0.75	$0.73

Earnings per common share, diluted:	$0.24	$0.23	$0.74	$0.73

Weighted-average shares outstanding:
Basic	24.1	25.3	24.7	25.3
Diluted	24.5	25.5	25.1	25.5

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

(In millions, except share data)

			Capital in		Accumulated
	Common Stock		Excess of		Other
	Number of		Par	Accumulated	Comprehensive
	Shares	Amount	Value	Deficit	Loss	Total
Balance at December 26, 2010	25,685,705	$0.3	$116.4	$(107.4)	$(0.1)	$9.2
Net income	—	—	—	18.5	—	18.5
Other comprehensive loss
Net change in fair value of cash flow hedge, (net of tax impact of $0.5 million)	—	—	—	—	(1.0)	(1.0)

Derivative loss realized in earnings during the period					0.1	0.1

Total comprehensive income						17.6

Repurchases and retirement of shares	(1,465,436)	(0.1)	(22.2)	—	—	(22.2)
Issuance of common stock under stock option plan	49,784	—	0.5	—	—	0.5
Issuance of restricted stock awards, net of forfeitures	103,845	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	2.2	—		2.2

Balance at October 2, 2011	24,373,898	$0.2	$96.7	$(88.9)	$(1.0)	$7.0

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In millions)

	40 Weeks Ended
	10/02/11	10/03/10
Cash flows provided by (used in) operating activities:
Net income	$18.5	$18.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3.2	3.0
Asset write-downs	0.3	0.3
Net gain on sale of assets	(0.7)	(0.4)
Deferred income taxes	0.2	1.0
Non-cash interest expense, net	0.4	1.2
Provision for credit losses	(0.2)	(0.2)
Stock-based compensation expense	2.2	1.9
Change in operating assets and liabilities:
Accounts receivable	(0.9)	1.9
Other operating assets	0.8	(0.3)
Accounts payable and other operating liabilities	(2.0)	(4.5)

Net cash provided by operating activities	21.8	22.4

Cash flows provided by (used in) investing activities:
Capital expenditures	(2.7)	(2.3)
Proceeds from dispositions of property and equipment	0.7	—
Proceeds from notes receivable and other investing activities	0.3	2.5

Net cash provided by (used in) investing activities	(1.7)	0.2

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	—	(15.0)
Principal payments — 2010 credit facility (term loan)	(3.8)	—
Borrowings under 2010 revolving line of credit	2.0	—
Share repurchases	(22.3)	—
Proceeds from exercise of employee stock options	0.5	0.5
Other financing activities, net	(0.3)	(0.4)

Net cash used in financing activities	(23.9)	(14.9)

Net increase (decrease) in cash and cash equivalents	(3.8)	7.7
Cash and cash equivalents at beginning of year	15.9	4.1

Cash and cash equivalents at end of quarter	$12.1	$11.8

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

Note 2 — Significant Accounting Policies

The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 26, 2010, which are contained in the Company’s 2010 Annual Report on Form 10-K (“2010 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 26, 2010 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of October 2, 2011 have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2010 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2010 Form 10-K.

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

Supplemental disclosure of noncash investing activities: Through October 2, 2011, property and equipment, net included approximately $2.7 million of construction in process associated with the Company’s corporate support center funded by tenant improvement allowances included in its new lease. See Note 9 for further discussion of the Company’s new corporate support center lease.

Recent Accounting Pronouncements That the Company Has Not Yet Adopted. In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU No. 2011-05 requires retrospective application and the Company will adopt the new guidance in its first quarter of fiscal 2012. The Company does not expect the adoption of this ASU to have any impact on its operating results.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other. The amendments are intended to simplify goodwill impairment testing by permitting an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value before performing the two-step goodwill impairment test that exists currently. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance will be required beginning with the Company’s first quarter of fiscal 2012. We do not expect the adoption of this ASU to have a material impact on our operating results.

Note 3 — Other Current Liabilities

(In millions)	10/02/11	12/26/10

Accrued wages, bonuses and severances	$4.3	$5.0
Other	3.3	2.6

	$7.6	$7.6

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 — Fair Value Measurements

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of October 2, 2011 and December 26, 2010:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value

October 2, 2011
Financial Assets
Cash equivalents	$11.0	$—	$—	$11.0
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3

Total assets at fair value	$15.3	$—	$—	$15.3

Financial Liabilities
Interest rate swap agreement	$—	$1.5	$—	$1.5

Total liabilities at fair value	$—	$1.5	$—	$1.5

December 26, 2010
Financial Assets
Cash equivalents	$15.8	$—	$—	$15.8
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3

Total assets at fair value	$20.1	$—	$—	$20.1

Financial Liabilities
Interest rate swap agreement	$—	$0.1	$—	$0.1

Total liabilities at fair value	$—	$0.1	$—	$0.1

At October 2, 2011 and December 26, 2010, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments. The Company believes the fair value of its credit facilities approximates its carrying value, as management believes the floating rate interest and other terms are commensurate with the credit and interest rate risks involved.

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 — Long-Term Debt and Other Borrowings

(In millions)	10/02/11	12/26/10
2010 Credit Facility:
Revolving credit facility	$24.0	$22.0
Term Loan	36.3	40.0
Capital lease obligations	1.4	1.4
Other notes	2.4	2.6

	64.1	66.0
Less current portion	(5.2)	(4.0)

	$58.9	$62.0

2010 Credit Facility. On December 23, 2010, the Company entered into a bank credit facility (the “2010 Credit Facility”) with a group of lenders consisting of a five year $60.0 million revolving credit facility and $40.0 million term loan.

Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of October 2, 2011, the Company had $1.0 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $35.0 million.

As of October 2, 2011, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of October 2, 2011, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility was 3.8%. As of October 3, 2010, the Company’s weighted average interest rate for all outstanding indebtedness under its then-existing credit facility was 7.2%.

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

The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges. The fair value gain or loss on the interest rate swaps is included as a component of the “Accumulated other comprehensive loss” (“AOCL”). The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:

Fair Values of Derivative Instruments

Derivative Liabilities
(In millions)	Balance Sheet Location	10/02/11	12/26/10

Interest rate swap agreements	Other current liabilities	$—	$0.1
Interest rate swap agreements	Deferred credits and other long-term liabilities	1.5	—

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Forty Weeks ended October 2, 2011 and October 3, 2010

	Amount of Gain (Loss) Recognized in AOCL (effective portion)		Location of Gain (Loss) Reclassified from AOCL to	Amount of Gain (Loss) Reclassified from AOCL to Income (effective portion)
(In millions)	2011	2010	Income	2011	2010
Interest rate swap agreements, net of tax	$(1.0)	$—	Interest expense, net	$(0.1)	$(0.6)

	$(1.0)	$—		$(0.1)	$(0.6)

Note 6 — Deferred Credits and Other Long-Term Liabilities

(In millions)	10/02/11	12/26/10

Deferred franchise revenues	$2.6	$2.9
Deferred gains on unit conversions	1.7	2.0
Deferred rentals	5.5	3.0
Above-market rent obligations	2.7	2.8
Deferred income taxes	5.8	5.8
Other	5.7	3.7

	$24.0	$20.2

Note 7 — Comprehensive Income

Comprehensive income is net income plus the change in fair value of the Company’s cash flow hedge discussed in Note 5 plus derivative (gains) or losses realized in earnings during the period. The following table presents the components of comprehensive income for the twelve and forty weeks ended October 2, 2011 and October 3, 2010:

	12 Weeks Ended 40 Weeks Ended
(In millions)	10/02/11	10/03/10	10/02/11	10/03/10
Net income	$5.8	$5.9	$18.5	$18.5

Change in fair value of interest rate swap agreements, net of income taxes	(0.4)	—	(1.0)	—
Derivative loss realized in earnings during the period, net of income taxes	0.1	—	0.1	0.4

	$5.5	$5.9	$17.6	$18.9

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 — Other Expenses (Income), Net

	12 Weeks Ended		40 Weeks Ended

(In millions)	10/02/11	10/03/10	10/02/11	10/03/10

Impairments and disposals of fixed assets	$0.1	$0.1	$0.3	$0.3
Net gain on sale of assets	—	(0.1)	(0.7)	(0.4)

Corporate support center relocation	0.2	—	0.4	—

	$0.3	$—	$—	$(0.1)

Net gain on sale of assets consists primarily of recognition of deferred gains associated with refranchising of company-operated restaurants and gain on the sale of real estate to franchisees and other third parties. During the forty weeks ended October 2, 2011, the Company sold two properties to a franchisee for approximately $0.7 million and recognized a gain of $0.5 million.

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

The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At October 2, 2011, the Company’s insurance reserves of approximately $0.9 million were collateralized by letters of credit and/or cash deposits of $1.1 million.

Corporate Office Lease. We are relocating our corporate offices to take advantage of favorable market conditions. We signed a long term lease effective July 20, 2011. The Company entered into a non-cancellable operating lease for its new corporate office. The lease term is approximately eleven years and future minimum lease payments under the lease are approximately zero in 2011 and 2012, $0.7 million in 2013, $1.3 million in 2014 and 2015 and $10.0 million thereafter for the remaining term of the lease. The lease includes tenant improvements, design and move allowances of approximately $2.9 million.

Note 10 — Interest Expense, Net

	12 Weeks Ended		40 Weeks Ended

(In millions)	10/02/11	10/03/10	10/02/11	10/03/10
Interest on debt	$0.7	$1.2	$2.2	$5.0
Amortization and write-offs of debt issuance costs	0.1	0.2	0.3	0.7
Other debt related charges	0.1	0.1	0.4	0.4
Interest income	(0.1)	(0.1)	(0.1)	(0.2)

	$0.8	$1.4	$2.8	$5.9

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 — Income Taxes

The Company’s effective tax rates for the twelve week periods ended October 2, 2011 and October 3, 2010 were 31.0% and 35.9%, respectively. The Company’s effective tax rates for the forty week periods ended October 2, 2011 and October 3, 2010 were 35.1% and 31.7%, respectively. The effective rate differs from statutory rates due to adjustments to estimated tax reserves and permanent differences.

In the third quarter of 2011, the Company recorded $0.2 million in favorable return to provision adjustments and adjustments to estimated tax reserves and recognized $0.3 million in income tax credits. Excluding these adjustments, the effective rates for the twelve and forty week periods ended October 2, 2011 was 36.9% and 36.8%, respectively.

In the second quarter of 2010, the Company recorded a tax benefit of $1.4 million related to the completion a federal tax audit. Excluding the impact of the IRS audits, the effective tax rate for the forty week period ended October 3, 2010 was 36.9%.

The amount of unrecognized tax benefits was approximately $2.1 million as of October 2, 2011 and December 26, 2010, of which approximately $0.6 million, if recognized, would affect the effective income tax rate. The Company has unrecognized tax benefits of approximately $0.1 million which the Company would recognize within the next twelve months if the statute of limitations were to expire.

The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2008 through 2010 are open to audit, with 2009 currently under examination.

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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. During the twelve and forty week periods ended October 2, 2011, approximately 0.1 million weighted stock options were not included in the computation of diluted earnings per share.

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/02/11	10/03/10	10/02/11	10/03/10

Numerator for earnings per share computation:
Net Income	$5.8	$5.9	$18.5	$18.5

Denominator for basic earnings per share — weighted average shares	24.1	25.3	24.7	25.3
Effect of dilutive share-based employee and director compensation	0.4	0.2	0.4	0.2

Denominator for diluted earnings per share	24.5	25.5	25.1	25.5

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

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/02/11	10/03/10	10/02/11	10/03/10
Revenues
Franchise restaurants(a)	$23.1	$21.8	$75.3	$71.7
Company-operated restaurants	12.3	12.3	42.2	40.5

	$35.4	$34.1	$117.5	$112.2

Operating profit before unallocated expenses
Franchise restaurants(b)	$9.5	$10.5	$30.9	$32.1
Company-operated restaurants	0.9	1.0	3.6	3.8

	10.4	11.5	34.5	35.9

Less unallocated expenses(c)
Depreciation and amortization	0.9	0.9	3.2	3.0
Other expenses (income), net	0.3	—	—	(0.1)

Operating Profit	$9.2	$10.6	$31.3	$33.0

Capital expenditures
Franchise operations	$0.7	$0.2	$1.1	$0.7
Company-operated restaurants	0.3	0.7	1.6	1.6

	$1.0	$0.9	$2.7	$2.3

(a)	Franchise operations revenues exclude 5% inter-segment royalties.

(b)	Includes inter-segment royalties for the quarter of $0.6 million in 2011 and 2010. The year-to-date inter-segment royalties include $2.1 million in 2011 and $2.0 million in 2010.

(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

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

As of October 2, 2011, we operated and franchised 1,998 Popeyes restaurants in 45 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 27 foreign countries.

(POPEYES LOGO)

Total Operating Restaurants as of:	10/02/11	12/26/10

Domestic:

Company-Operated	38	38

Franchised	1,560	1,542

International:

Franchised	400	397

Total	1,998	1,977

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

Management Overview of 2011 Operating Results (Third Quarter)

Our third quarter of 2011 results and highlights include the following:

•

Reported net income was $5.8 million, or $0.24 per diluted share, compared to $5.9 million or $0.23 per diluted share in 2010. Adjusted earnings per diluted share were $0.25, compared to $0.23 last year. Through the end of the third quarter, adjusted earnings per diluted share were $0.75 compared to $0.68 last year an increase of 10% year over year. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Global system-wide sales increased 5.5% compared to an 8.2% increase in 2010.

•	Global same-store sales increased 1.7% rolling over a 5.2% increase in 2010. Through the third quarter, global same-store sales were positive 2.2% compared to positive 1.6% last year.

•

Domestic same-store sales increased 1.7% compared to a 5.3% increase last year. According to independent data, as of the end of third quarter of 2011, Popeyes domestic same-store sales outpaced the chicken QSR category for the 14th consecutive quarter. International same-store sales increased 1.8% compared to a 4.3% increase in 2010, representing the 7th consecutive quarter of same-store sales growth.

•

The Popeyes system opened 26 new restaurants and permanently closed 25 restaurants in the third quarter. Through the third quarter, the Company had opened 88 new restaurants and permanently closed 64, resulting in 24 net unit openings compared to 11 net openings last year.

•

Through the end of the third quarter, Operating EBITDA was $34.5 million, at 29.4% of total revenue, compared to $35.9 million, at 32.0% of total revenue last year. The 260 basis point decrease in Operating EBITDA was primarily due to investments in general and administrative expenses and higher commodity costs in company-operated restaurants partially offset by higher revenues. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		40 Weeks Ended

(Dollars in millions)	10/02/11	10/03/10	10/02/11	10/03/10
Sales by company-operated restaurants	$12.3	$12.3	$42.2	$40.5

Franchise revenues (a)	22.2	20.8	72.1	68.4

Other revenues	0.9	1.0	3.2	3.3

Total revenues	$35.4	$34.1	$117.5	$112.2

Operating profit	$9.2	$10.6	$31.3	$33.0

Net income	$5.8	$5.9	$18.5	$18.5

Global system-wide sales increase	5.5%	8.2%	5.8%	4.1%

Same-store sales increase (decrease) (b)

Company-operated restaurant segment	(1.9)%	8.5%	1.9%	2.6%

Domestic franchised restaurants	1.8%	5.2%	2.2%	1.5%

Total domestic (company-operated and franchised restaurants)	1.7%	5.3%	2.2%	1.5%

International franchised restaurants	1.8%	4.3%	2.8%	2.7%

Total global system	1.7%	5.2%	2.2%	1.6%

Company-operated restaurants (all domestic)

Restaurants at beginning of period	38	37	38	37

New restaurant openings	—	—	—	—

Unit conversions, net	—	—	—	—

Permanent closings	—	—	—	—

Temporary (closings)/re-openings, net	—	—	—	—

Restaurants at the end of third quarter	38	37	38	37

Franchised restaurants (domestic and international)

Restaurants at beginning of period	1,962	1,908	1,939	1,906

New restaurant openings	26	24	88	58

Unit conversions, net	—	—	—	—

Permanent closings	(25)	(18)	(64)	(47)

Temporary (closings)/re-openings, net	(3)	(2)	(3)	(5)

Restaurants at the end of third quarter	1,960	1,912	1,960	1,912

Total system restaurants	1,998	1,949	1,998	1,949

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the third quarter of 2011 and 2010, franchisee sales, as reported by our franchisees, were approximately $450.6 million and $426.6 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

2011 Same-Store Sales — Third Quarter

Global same-store sales increased 1.7% rolling over a 5.2% increase last year. Total domestic same-store sales increased 1.7% compared to a 5.3% increase last year. According to independent data, in the third quarter of 2011, Popeyes domestic same-store sales outpaced the chicken QSR category for the 14th consecutive quarter.

International same-store sales increased 1.8% compared to a 4.3% in 2010. Strong sales in Canada and Turkey were partially offset by weaker performance in Latin America and South Korea and represented the 7th consecutive quarter of positive same-store sales.

Looking Forward to the Remainder of 2011

Same-store sales are positive 2.2% through the end of the third quarter. The Company is rolling over a 6.2% same-store sales increase in the fourth quarter. As such, the Company expects global same-store sales for fiscal 2011 will be positive 2.0 percent to 2.5%. This represents an increase from the Company’s previous guidance of positive 1.0 percent to 2.0%.

As we reach completion of new restaurant projects begun throughout 2011, Popeyes now expects its global new openings will be in the range of 130-140 restaurants, compared to 120-140 restaurants in previous guidance. Many of the fourth quarter units are scheduled to open in late December. The Company now expects its closures will be between 70-80 restaurants, compared to previous guidance of 60-80 primarily due to the completion of its intentional exit from Indonesia. As a result, the Company expects net unit growth of 50-70, compared to previous guidance of 40-80 net unit growth.

The Company now expects general and administrative expenses will be in the range of $61-$62 million at a rate of 3.1-3.2% of system-wide sales versus previous guidance of $60-$62 million at 3.1-3.2% of system-wide sales based on expenditures through the third quarter and planned fourth quarter expenses for international marketing. As previously disclosed, G&A expense includes $1.0 million for the planned corporate office relocation. Absent this unusual item, general and administrative expenses as a percent of system-wide sales would be 3.0-3.1% percent for 2011.

Due to the tax credits and favorable adjustments to tax reserves recognized in the third quarter, the Company is adjusting guidance on its effective income tax rate for the year to 36.0-37.0% from 37.0-38.0%.

The Company now expects full year 2011 adjusted earnings per diluted share will be $0.93-$0.97, an increase from previous guidance of $0.91-$0.95 per diluted share, and compared to adjusted earnings per diluted share of $0.86 last year. Full year 2011 adjusted earnings per diluted share excludes approximately $1.5 million for the corporate office relocation which is comprised of $1.0 million for general and administrative expenses and $0.5 million for depreciation and other expenses, or $0.04 per diluted share in total. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

Comparisons of the Third Quarter for 2011 and 2010

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $12.3 million in both the third quarter of 2011 and 2010. A same–store sales decline of 1.9% at company-operated restaurants in the third quarter of 2011 was offset by the additional company-operated restaurant which opened in the fourth quarter of 2010.

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

Franchise revenues were $22.2 million in the third quarter of 2011, a $1.4 million increase from the third quarter of 2010. The increase was primarily due to an increase in royalty revenue from positive same-store sales and new franchised restaurants.

Company-operated Restaurant Operating Profit Margins

Operating profit in company-operated restaurants was $2.1 million at 17.1% of sales for the third quarter of 2011, compared to the same amout and percent in 2010. In the third quarter of 2011, increases in commodity costs were offset by efficiencies in labor and other non-food related costs. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

General and Administrative Expenses

General and administrative expenses were $14.1 million, at 3.0% of system-wide sales, compared to $12.3 million, at 2.8% of system-wide sales, last year.

This increase was primarily attributable to a $0.5 million increase in international expenses including salary and personnel related costs, travel and other general and administrative costs, a $0.5 million increase in domestic new restaurant development and marketing initiatives, a $0.3 million increase is franchisee support services and a $0.5 million increase in information technology expenses, incentive and stock-based compensation expense and other general administrative expenses, net.

Other Expenses (Income), Net

Other expenses (Income), net was $0.3 million, primarily related to the Company’s November relocation to a new corporate office approximately three miles from the current office.

Interest Expense, Net

Interest expense, net was $0.8 million in the third quarter, a $0.6 million decrease from 2010. This decrease was primarily due to lower average interest rates under the Company’s new 2010 Credit Facility, and lower average debt balances outstanding.

Income Tax Expense

Income tax expense was $2.6 million, an effective tax rate of 31.0%, compared to an effective tax rate of 35.9% in the prior year. The lower effective rate is primarily due to $0.5 million in tax benefits related to favorable adjustments to estimated income tax reserves and recognition of income tax credits. Excluding these adjustments, the effective tax rate for the quarter was 36.9%.

Comparisons of the Forty Weeks Ended October 2, 2011 and October 3, 2010

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $42.2 million in the forty weeks ended October 2, 2011, a $1.7 million increase from 2010. The increase was primarily due to the positive 1.9% increase in same store sales year–to-date 2011 and a $1.0 million increase as a result of the new restaurant opened in the fourth quarter of 2010.

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

Franchise revenues were $72.1 million in the forty weeks ended October 2, 2011, a $3.7 million increase from 2010. The increase was primarily due to an increase in royalty revenue from positive same-store sales and new franchised restaurants.

Company-operated Restaurant Operating Profit Margins

Company-operated restaurant operating profit was $7.5 million in the forty weeks ended October 2, 2011, or 17.8% of sales, compared to $7.4 million, or 18.3% of sales, last year. The $0.1 million increase in ROP was primarily due to the increase in same store sales of 1.9% partially offset by higher food costs as a result of increased commodity costs. Company-operated ROP is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

General and Administrative Expenses

General and administrative expenses were $46.2 million in the forty weeks ended October 2, 2011, or 3.0% of system-wide sales, compared to $41.7 million, or 2.9% of system-wide sales, last year.

This increase was primarily attributable to a $1.1 million increase in international expenses including salary and personnel related costs, travel and general and administrative costs, a $2.1 million increase in domestic new restaurant development, marketing and supply chain initiatives, a $0.7 million increase is franchisee support services, a $0.9 million increase in incentive and stock-based compensation expense, and a $0.7 million increase in information technology and other general administrative expenses, net. Increases in general and administrative expenses were partially offset by a $1.0 million decrease in legal fees associated with litigation initiated by the company which resulted in settlement and the renegotiation of a long-term supply agreement with a key supplier of proprietary ingredients and products during the second quarter of 2010.

Interest Expense, Net

Interest expense, net was $2.8 million in the forty week period ended October 2, 2011, a $3.1 million decrease from 2010. This decrease was primarily due to lower average interest rates under the Company’s new 2010 Credit Facility, and lower amortization for bank fees and swap settlement charges.

Income Tax Expense

Income tax expense was $10.0 million in the forty week period ended October 2, 2011, an effective tax rate of 35.1%, compared to an effective tax rate of 31.7% in the prior year.

In the third quarter of 2011, the Company recorded $0.5 million in tax benefits related to favorable adjustments, to estimated tax reserves and recognition of income tax credits. Excluding these adjustments, the 2011 year to date effective tax rate was 36.8%.

In the second quarter of 2010, the Company recorded a $1.4 million tax benefit related to the completion of a federal income tax audit for years 2004 and 2005. Excluding this benefit, the 2010 effective tax rate was 36.9%.

The lower adjusted tax rate in 2011 reflects a lower effective state income tax rate, lower interest expense accruals on income tax reserves and higher income tax credits. The effective rates differ from statutory rates due to adjustments to estimated tax reserves and permanent differences.

Liquidity and Capital Resources

We finance our business activities primarily with:

•	cash flows generated from our operating activities, and

•	borrowings under our 2010 Credit Facility.

Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $21.8 million and $22.4 million for the forty week period ended October 2, 2011 and October 3, 2010, respectively. See our condensed consolidated statements of cash flows in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $12.1 million available as of October 2, 2011), and available borrowings under our 2010 Credit Facility (approximately $35.0 million available as of October 2, 2011), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.

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

Pursuant to the 2010 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of ≤ 2.75 to 1.0 through December 23, 2015. As of October 2, 2011, the Company’s Total Leverage Ratio was 1.40 to 1.0. The Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries.

As of October 2, 2011, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $16.7 million. The Company may repurchase and retire its common shares at any time its Total Leverage Ratio is less than 2.00 to 1.0.

Critical Accounting Policies and Significant Estimates

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2010 Form 10-K.

Contractual Obligations

The Company’s material contractual obligations are summarized and included in our 2010 Form 10-K. During the forty weeks ended October 2, 2011, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2010 Form 10-K.

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

During the forty week period ended October 2, 2011, we invested approximately $2.7 million in various capital projects, including approximately $1.3 million in company restaurant reimages, $0.9 million of corporate service center move costs, $0.2 million of IT projects and $0.3 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.

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

Adjusted Earnings per Diluted Share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of (i) other expense (income), net (which for third quarter 2011 includes $0.1 million for impairments and disposals of fixed assets and $0.2 million of other expenses related to the pending relocation to a new corporate support center; for third quarter year-to-date 2011 includes $0.3 million for impairments and disposals of fixed assets, $0.7 million for net gain on sales of assets and $0.4 million of other expenses related to the pending relocation to the new corporate support center; for third quarter 2010 includes $0.1 million for impairments and disposals of fixed assets and $0.1 million for net gain on sale of assets; for third quarter year-to-date 2010 includes $0.3 million for impairments and disposals of fixed assets and $0.4 million for net gain on sale of assets and for fiscal 2010 includes $0.7 million for impairments and disposals of fixed assets partially offset by $0.5 million for net gain on sales of assets), (ii) accelerated depreciation related to Company’s pending relocation to a new corporate support center, (iii) the interest expense associated with the credit facility refinancing in fiscal 2010, (iv) the tax effect of these adjustments, and (v) the tax audit benefit. Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for third quarter 2011, third quarter year-to-date of 2011, third quarter 2010, third quarter year-to-date of 2010 and fiscal year 2010, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to adjusted earnings per diluted share:

(in millions, except per share data)	Q3 2011	Q3 2010	Year-to-date 10/02/2011	Year-to-date 10/03/2010	FY 2010
Net income	$5.8	$5.9	$18.5	$18.5	$22.9
Other expense (income), net	$0.3	-	-	$(0.1)	$0.2
Accelerated Depreciation related to Company’s relocation to new corporate support center	$0.2	-	$0.5	-	-
Interest Expense associated with credit facility	-	-	-	-	$0.6
Tax effect	$(0.2)	-	$(0.3)	$0.1	$(0.3)
Tax audit benefit	-	-	-	$(1.4)	$(1.4)
Adjusted net income	$6.1	$5.9	$18.7	$17.1	$22.0
Adjusted earnings per diluted share	$0.25	$0.23	$0.75	$0.68	$0.86
Weighted-average diluted shares outstanding	24.5	25.5	25.1	25.5	25.5

Operating EBITDA: Calculation and Definition

The Company defines Operating EBITDA as “earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net.” The following table reconciles on a historical basis for third quarter year-to-date 2011 and third quarter year-to-date 2010, the Company’s earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net (“Operating EBITDA”) on a consolidated basis to the line on its condensed consolidated statement of operations entitled Net Income, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to Operating EBITDA. Operating EBITDA as a percentage of Total Revenues is defined as EBITDA divided by Total Revenues.

(dollars in millions)	Year-to-date 10/02/2011	Year-to-date 10/03/2010
Net income	$18.5	$18.5
Interest expense, net	$2.8	$5.9
Income tax expense	$10.0	$8.6
Depreciation and amortization	$3.2	$3.0
Other expenses (income), net	-	($0.1)
Operating EBITDA	$34.5	$35.9
Total Revenues	$117.5	$112.2
Operating EBITDA as a percentage of Total Revenues	29.4%	32.0%

Company-Operated Restaurant Operating Profit: Calculation and Definition

The Company defines Company-Operated Restaurant Operating Profit as sales by Company-operated restaurants minus restaurant employee, occupancy and other expenses minus restaurant food, beverages and packaging as a percentage of sales by Company-operated restaurants. The following table reconciles on a historical basis for third quarter 2011 and third quarter 2010, and year to-to-date 2011 and year-to-date 2010, Company-Operated Restaurant Operating Profit to the line item on its consolidated statement of operations entitled sales by Company-operated restaurants, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to Company-Operated Restaurant Operating Profit. Company-operated restaurant operating profit margins as a percentage of sales by Company-operated restaurants is defined as Company-operated restaurant operating profit divided by Sales by Company-operated restaurants.

(in millions)	Q3 2011	Q3 2010	Year-to-date 10/03/2011	Year-to-date 10/03/2010
Sales by Company-operated restaurants	$12.3	$12.3	$42.2	$40.5

Restaurant employee, occupancy and other expenses	$(6.0)	$(6.2)	$(20.6)	$(20.2)

Restaurant food, beverages and packaging	$(4.2)	$(4.0)	$(14.1)	$(12.9)

Company-operated restaurant operating profit	$2.1	$2.1	$7.5	$7.4

Company-operated restaurant operating profit margins as a percentage of sales by Company-operated restaurants	17.1%	17.1%	17.8%	18.3%

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

Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the forty weeks ended October 2, 2011 and October 3, 2010, foreign-sourced revenues represented approximately 7.3% and 6.8%, respectively, of our total revenues. All other things being equal, for the forty weeks ended October 2, 2011, operating profit would have decreased by approximately $0.5 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.

As of October 2, 2011, approximately $1.1 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 27 foreign countries with approximately 30% of our revenues from international royalties originating from restaurants in Korea and Canada.

Interest Rate Risk With Respect to our 2010 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2010 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of October 2, 2011, we had outstanding borrowings under our 2010 Credit Facility of $60.3 million.

On February 22, 2011, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 4.8%. The term of the swap agreements expires March 31, 2015.

As of October 2, 2011, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility, including the effect of the interest rate swap agreements, was approximately 3.8%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2010 Credit Facility would be approximately $0.3 million, taking into account our interest rate swap agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. During the third quarter of 2011, the Company did not repurchase any shares of its common stock. As of October 2, 2011, the remaining value of shares that may be repurchased under the program were approximately $16.7 million.

Item 6. Exhibits

(a) Exhibits

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 10.1	Employment Agreement by and between AFC Enterprises, Inc. and Andrew Skehan, dated August 17, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8K filed August 19, 2011.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 12 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: November 9, 2011	By:	/s/ H. Melville Hope, III

H. Melville Hope, III
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)