Form 10-K
period 2011-12-25
AFC ENTERPRISES INC
filed 2012-03-07
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-32369

AFC Enterprises, Inc.

Minnesota	58-2016606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Perimeter Center Terrace, Suite 1000 Atlanta, Georgia	30346
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(404) 459-4450

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value per share	Nasdaq Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2).    Yes  ☐        No  ☑

As of July 10, 2011 (the last day of the registrant’s second quarter for 2011), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market System, was approximately $407,816,747.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2012
Common stock, $0.01 par value per share	24,383,274 shares

Documents incorporated by reference:    Portions of our 2012 Proxy Statement are incorporated herein by reference in Part III of this Annual Report.

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

Popeyes Profile

Popeyes was founded in New Orleans, Louisiana in 1972 and is the world’s second largest quick-service chicken concept based on the number of units. Within the QSR industry, Popeyes distinguishes itself with a unique “Louisiana” style menu that features spicy chicken, chicken sandwiches, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional items. Popeyes is a highly differentiated QSR brand with a passion for its New Orleans heritage and flavorful authentic food.

As of December 25, 2011, we operated and franchised 2,035 Popeyes restaurants in 45 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 25 foreign countries. The map below shows the concentration of our domestic restaurants by state.

As of December 25, 2011, of our 1,587 domestic franchised restaurants, approximately 70% were concentrated in Texas, California, Louisiana, Florida, Illinois, Maryland, New York, Georgia, Virginia and Mississippi. Of our 408 international franchised restaurants, approximately 60% were located in Korea, Canada, and Turkey. Of our 40 company-operated restaurants, approximately 90% were concentrated in Louisiana and Tennessee.

Financial information concerning our domestic and international operations can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Our Business Strategy

Popeyes’ highly franchised system provides a diverse and reliable revenue stream, steady cash flow and relatively low capital spending requirements. Our business strategy is organized around the following four pillars which capitalize on our strengths as a franchisor and operator of Popeyes restaurants.

•	Build a Distinctive Brand

•	Run Great Restaurants

•	Grow Restaurant Profits

•	Accelerate Quality Restaurant Openings

Our continued focus on these proven pillars has resulted in 1) effective and efficient advertising of innovative products that increase customer traffic; 2) effective tools to measure our improving guest experience; 3) supply chain cost reductions and management training to improve restaurant profitability and 4) site selection tools, analytics and disciplines to ensure new Popeyes restaurants are opened with sales volumes above our system average.

The following features of the Company are material to the execution of our initiatives and business strategies discussed above.

Our Agreements with Popeyes Franchisees

As discussed above, our strategy places a heavy emphasis on increasing the number of restaurants in the Popeyes system through franchising activities. As of December 25, 2011, we had 348 franchisees operating restaurants within the Popeyes system. The largest of our domestic franchisees operates 141 restaurants and the largest of our international franchisees operates 95 restaurants. The following discussion describes the standard arrangements we enter into with our Popeyes franchisees.

Domestic Franchise Agreements.    Once we execute a development agreement, we enter into a franchise agreement with our franchisee that conveys the right to operate a specific Popeyes restaurant at a site to be selected by the franchisee and approved by us within 180 days from the execution of the franchise agreement. Our current franchise agreements generally provide for payment of a franchise fee of $30,000 per location. Based on our development incentive programs, in some circumstances the franchise fee could be reduced or eliminated altogether.

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

Domestic Development Agreements.    Our domestic franchise development agreements provide for the development of a specified number of Popeyes restaurants within a defined geographic territory. Generally, these agreements call for the development of the restaurants over a specified period of time, usually three to five years, with targeted opening dates for each restaurant. Our Popeyes franchisees currently pay a development fee ranging from $7,500 to $12,500 per restaurant. These development fees are typically paid when the agreement is executed, and are typically non-refundable.

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

Purchasing Cooperative.    Supplies are generally provided to our domestic franchised and company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We, our Popeyes franchisees and the owners of restaurants of the other participating brand hold membership interests in SMS in proportion to the number of restaurants owned. As of December 25, 2011, we held one of seven seats on the SMS board of directors. Our Popeyes franchise agreements require that each domestic franchisee join SMS.

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

Marketing and Advertising

Each domestic Popeyes restaurant, company-operated or franchised, contributes to an advertising fund that supports (1) branding and marketing initiatives, including the development of marketing materials that are used throughout our domestic restaurant system and (2) local marketing programs. We act as the agent for the fund and coordinate its activities. We and our Popeyes franchisees made contributions to the advertising fund of approximately $73.0 million in 2011, $67.9 million in 2010, and $67.7 million in 2009.

During 2011 and 2010, the Company and the majority of Popeyes franchisees contributed additional funds above those required under applicable franchise agreement in support of the Company’s shift in the allocation of advertising funds from local media to national media advertising.

Fiscal Year and Seasonality

Our fiscal year is composed of 13 four-week accounting periods and ends on the last Sunday in December. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks.

Seasonality has little effect on our operations.

Employees

As of February 19, 2012, we had approximately 1,050 hourly employees working in our company-operated restaurants. Additionally, we had approximately 45 employees involved in the management of our company-operated restaurants, composed of restaurant managers, multi-unit managers and field management employees. We also had approximately 180 employees responsible for corporate administration, franchise services and business development.

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

King Features Agreements.    We have several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which we have the non-exclusive contractual right to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States have the non-exclusive use of the image and likeness of the cartoon character “Popeye” and certain companion characters. We are obligated to pay King Features a royalty of approximately $1.1 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of our gross revenues from the sale of products outside of the Popeyes restaurant system, if any. These agreements extend through December 31, 2012. We have discontinued the use of the cartoon characters in our U.S. restaurants and have very limited use of the characters in international Popeyes restaurants. We intend to phase out all use of these characters prior to the end of the current agreements.

In November of 2011, we filed a declaratory judgment action in the United States District Court for the Northern District of Georgia seeking the Court to confirm that we have no obligation to renew the agreement when we are no longer using the characters; and as a collateral matter, to confirm that when the agreements expire, both parties retain their respective rights to their intellectual property, with King Features continuing to own the copyright to the cartoon characters, and AFC continuing to own its registered trademark of the name Popeyes®.

International Operations

We continue to expand our international operations through franchising. As of December 25, 2011, we have 408 franchised international restaurants. During 2011, franchise revenues from these operations represented approximately 12.2% of our total franchise revenues. For each of 2011, 2010, and 2009, international revenues represented 7.5%, 7.2%, and 6.3% of total revenues, respectively.

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

We are also subject to the Fair Labor Standards Act and various other laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of our foodservice personnel are paid at rates related to the federal or state minimum wage, and increases in the minimum wage have increased our labor costs.

Many states and the Federal Trade Commission, as well as certain foreign countries, require franchisors to transmit specified disclosure documents to potential franchisees before granting a franchise. Additionally, some states and certain foreign countries require us to register our franchise disclosure documents before we may offer a franchise.

We have franchise agreements related to the operation of restaurants located on various U.S. military bases abroad which are with certain governmental agencies and are subject to renegotiation of royalties or termination at the election of the U.S. government. During 2011, royalty revenues from these restaurants were approximately $1.2 million.

Enterprise Risk Management

Over the course of the past four years, the Company has developed and implemented an Enterprises Risk Management program. The purpose of the program is to provide the Company with a systematic approach to identify and evaluate risks to the business, and provide the Company an effective manner of risk management and control. The Enterprise Risk Management program is designed to integrate risk management into the culture and strategic decision making of the Company, and to help the organization more effectively and efficiently drive performance.

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

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, we make copies of these documents (except for exhibits) available to the public free of charge through our web site at www.afce.com or by contacting our Secretary at our principal offices, which are located at 400 Perimeter Center Terrace, Suite 1000, Atlanta, Georgia 30346, telephone number (404) 459-4450.

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

Our operating results are dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants. How well our franchisees operate their restaurants and their desire to maintain their franchise relationship with us is outside of our direct control. In addition, economic conditions and the availability of credit may have an adverse impact on our franchisees. Any failure of these franchisees to operate their restaurants successfully or the loss of these franchisees could adversely impact our operating results. As of December 25, 2011, we had 348 franchisees operating restaurants within the Popeyes system. The largest of our domestic franchisees operates 141 Popeyes restaurants; and the largest of our international franchisees operates 95 Popeyes restaurants. Typically, each of our international franchisees is responsible for the development of significantly more restaurants than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully or continue to maintain their franchise relationships with us.

If our franchisees are unable or unwilling to open a sufficient number of restaurants, our growth strategy could be at risk.

As of December 25, 2011, we franchised 1,587 restaurants domestically and 408 restaurants in Puerto Rico, Guam, the Cayman Islands and 25 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants. If our franchisees are unable to open a sufficient number of restaurants, our growth strategy could be significantly impaired.

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

We and our franchisees are, from time to time, the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may harm our reputation or our franchisees’ reputation, regardless of whether the allegations are valid or not, whether we are found liable or not, or whether those concerns relate only to a single restaurant or a limited number of restaurants or many restaurants. We are also subject to potentially negative publicity from various sources, including television media and social media sites, which are beyond the control of the Company. Additionally, some animal rights organizations have engaged in confrontational demonstrations at certain restaurant companies across the country. As a multi-unit restaurant company, we can be adversely affected by the publicity surrounding allegations involving illness, injury, or other food quality, health or operational concerns. Complaints, litigation or adverse publicity experienced by one or more of our franchisees could also adversely affect our business as a whole. If we have adverse publicity due to any of these concerns, we may lose customers and our revenues may decline.

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

We also face currency, economic, political, and other risks associated with our international operations. As of December 25, 2011, we had 408 franchised restaurants in Puerto Rico, Guam, the Cayman Islands and 25 foreign countries. Business at these operations is conducted in the respective local currency. The amount owed to us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. We expect that our franchise revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.

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

We are subject to numerous federal, state, local and foreign government laws and regulations, including those relating to:

•	the preparation and sale of food;

•	employee healthcare legislation passed during 2010 (Healthcare Bill HR.4872-Reconciliation Act of 2010);

•	franchising;

•	building and zoning requirements;

•	environmental protection;

•	information security and data protection;

•	minimum wage, overtime, immigration, unions and other labor issues;

•	compliance with the Americans with Disabilities Act; and

•	working and safety conditions.

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

Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation.

We receive and maintain certain personal information about our customers and employees. The use of this information by us is regulated by applicable law. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as our restaurant operations and results of operations and financial condition. Additionally, we could be subject to litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.

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

The following table sets forth the locations by state of our company-operated restaurants as of December 25, 2011:

	Land and Buildings Owned	Land and/or Buildings Leased	Total
Louisiana	4	22	26
Tennessee	2	7	9
Mississippi	0	3	3
Arkansas	0	1	1
Indiana	0	1	1
Total	6	34	40

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

Within our franchise operations segment, our typical restaurant leases or subleases to franchisees are triple net to the franchisee, that require them to pay minimum rent (based upon prevailing market rental rates), real estate taxes, maintenance costs and insurance premiums, as well as percentage rents based on sales in excess of specified amounts. The subleases have a term that usually coincides with the term of the underlying base lease for the location. These leases are typically cross-defaulted with the corresponding franchise agreement for that site. As of December 25, 2011, we leased 11 restaurants and subleased 51 restaurants to franchisees. Additionally, we leased three properties to unrelated third parties. Of the restaurants leased or subleased to franchisees, 35 were located in Texas.

As discussed in Note 9 to the Consolidated Financial Statements, all owned property is pledged as security under our 2010 Credit Facility.

As of December 25, 2011, we leased office space in a facility located in Atlanta, Georgia that is the headquarters for the Company. The lease for the office space expires on November 30, 2022. There are two 5 year renewal options which can be executed to extend the lease an additional 10 years at a market rate to be determined at the time of renewal.

We believe our leased and owned facilities provide sufficient space to support our corporate and operational needs.

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

Item 4.    MINE SAFETY DISCLOSURES

None.

Item 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position
Cheryl A. Bachelder	55	Chief Executive Officer
Ralph W. Bower	49	President – U.S. Popeyes Louisiana Kitchen
H. Melville Hope, III	50	Senior Vice President and Chief Financial Officer
Richard H. Lynch	57	Chief Global Brand Officer
Harold M. Cohen	48	Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary
Andrew Skehan	51	Chief Operating Officer-International

Cheryl A. Bachelder, age 55, has served as our Chief Executive Officer since November 2007. From November 2007 through February 2012, Ms. Bachelder also served as President of Popeyes Louisiana Kitchen. Ms. Bachelder has served on the Board of AFC Enterprises, Inc. since November 2006 and on the Board of True Value Corporation since July 2006. From January 2001 to September 2003, she was the President and Chief Concept Officer for KFC Corporation in Louisville, Kentucky. While at KFC, she was responsible for leading its U.S. restaurants, including operations and all other functional areas of the business. From June 1995 to December 2000, Ms. Bachelder served as Vice President, Marketing and Product Development for Domino’s Pizza, Inc.

Ralph W. Bower, age 49, has served as our President – U.S. Popeyes Louisiana Kitchen since March of 2012. Mr. Bower served as our Chief Operating Officer U.S. From March 2009 to February 2012. From February

2008 to March 2009, Mr. Bower served as our chief operations officer. From 2006 to 2008, Mr. Bower was the KFC operations leader responsible for more than 1,300 KFC franchised restaurants in the western United States. Prior to this position, he led KFC company operations in Pennsylvania, New Jersey and Delaware. From 2002 to 2003 Mr. Bower directed the guest satisfaction function for KFC. Before joining KFC, Mr. Bower was employed by Western Ohio Pizza, a franchisee of Domino’s Pizza, overseeing operations in Dayton, OH, and Indianapolis, IN. Mr. Bower began his restaurant career with the second largest Domino’s franchise organization, Team Washington, where he was a regional director.

H. Melville Hope, III, age 50, has served as our Chief Financial Officer since December 2005. From February 2004 until December 2005, Mr. Hope served as our Senior Vice President, Finance and Chief Accounting Officer. From April 2003 to February 2004, Mr. Hope was our Vice President of Finance. Prior to joining AFC, he was Chief Financial Officer for First Cambridge HCI Acquisitions, LLC, a real estate investment firm, located in Birmingham, Alabama. From 1984 to 2002, Mr. Hope was an accounting, auditing and business advisory professional for PricewaterhouseCoopers, LLP in Atlanta, Georgia, in Savannah, Georgia and in Houston, Texas where he was admitted to the partnership in 1998.

Richard H. Lynch, age 57, was appointed Chief Global Brand Officer in January 2012. From March 2008 to January 2012, Mr. Lynch served as our Chief Marketing Officer following his consultancy as interim CMO. Mr. Lynch served as Principal of Go LLC, a marketing consulting firm specializing in restaurant and food retail from July 2003 to February 2008, where he developed brand strategy and innovation plans for concepts including Burger King, Ruby Tuesday, and Buffalo Wild Wings. From November 1982 to June 2003, Mr. Lynch served as Executive Vice President at Campbell Mithun Advertising where he led the development of brand architecture and positioning for brands such as Domino’s Pizza, Martha Stewart Everyday and Betty Crocker.

Harold M. Cohen, age 48, has served as our Senior Vice President of Legal Affairs, Corporate Secretary and General Counsel since September 2005. Mr. Cohen has served as our Chief Administrative Officer since May 2008. Mr. Cohen has been General Counsel of Popeyes Louisiana Kitchen since January 2005. He also has served as Vice President of AFC since July 2000. From April 2001 to December 2004, he served as Deputy General Counsel of AFC. From August 1995 to June 2000, he was Corporate Counsel for AFC.

Andrew Skehan, age 51 was appointed our Chief Operating Officer – International in August 2011. From October 2009 until August 2011, Mr. Skehan was Chief Operating Officer – International for Wendy’s/Arby’s Group in Atlanta, Georgia. From April 2007 until December 2008, he was President – Europe, Africa and Middle East for Quiznos Restaurants in Denver, Colorado. From April 1999 until 2003, Mr. Skehan was Chief Marketing Officer and from 2003 to 2006 was Chief Operating Officer for Churchill Downs Inc. in Louisville, Kentucky.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the NASDAQ Global Market under the symbol “AFCE.”

The following table sets forth the high and low per share sales prices of our common stock, by quarter, for fiscal years 2011 and 2010.

	2011		2010
(Dollars per share)	High	Low	High	Low
First Quarter	$16.11	$13.27	$11.27	$7.75
Second Quarter	$17.57	$14.01	$11.58	$8.56
Third Quarter	$17.12	$11.57	$12.80	$8.62
Fourth Quarter	$16.17	$11.57	$15.34	$12.12

Share Repurchases

As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. As of December 25, 2011, the remaining shares that may be repurchased under the program was approximately $16.7 million. See Note 12 to our Consolidated Financial Statements.

During 2011, we repurchased and retired 1,465,436 shares of common stock for approximately $22.3 million. During Q4 2011, fiscal 2010 and 2009 no shares of common stock were repurchased or retired.

Pursuant to the terms of the Company’s 2010 Credit Facility, the Company may repurchase its common shares when the Total Leverage ratio is less than 2.00 to 1.00. The Total Leverage Ratio at December 25, 2011 is 1.37 to 1.00.

Shareholders of Record

As of February 19, 2012, we had 116 shareholders of record of our common stock.

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

Stock Performance Graph

The following stock performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group index for the period from December 31, 2006 through December 25, 2011 and further assumes the reinvestment of all dividends.

Comparison of Cumulative Five Year Total Return

Company Name / Index	12/31/2006	12/30/2007	12/28/2008	12/27/2009	12/26/2010	12/25/2011
AFC Enterprises, Inc.	$100	$ 60	$25	$ 47	$ 84	$ 84
S&P 500 Index	$100	$106	$64	$ 85	$ 97	$ 99
Peer Group Index	$100	$113	$89	$105	$147	$181

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

(Dollars in millions, except per share data)	2011	2010	2009	2008	2007
Summary of continuing operations:
Revenues:(1)
Sales by company-operated restaurants	$54.6	$52.7	$57.4	$78.3	$80.0
Franchise revenues(2)	95.0	89.4	86.0	84.6	82.8
Rent and other revenues	4.2	4.3	4.6	3.9	4.5

Total revenues	153.8	146.4	148.0	166.8	167.3
Expenses:
Restaurant employee, occupancy and other expenses	26.1	25.8	29.5	41.4	40.7
Restaurant food, beverages and packaging	18.3	16.8	18.9	27.1	27.3
Rent and other occupancy expenses	2.7	2.1	2.6	2.4	2.3
General and administrative expenses	61.3	56.4	56.0	53.9	47.2
Depreciation and amortization	4.2	3.9	4.4	6.3	6.9
Other expenses (income), net(3)	0.5	0.2	(2.1)	(4.6)	(2.7)

Total expenses	113.1	105.2	109.3	126.5	121.7

Operating profit	40.7	41.2	38.7	40.3	45.6
Interest expense, net(4)	3.7	8.0	8.4	8.1	8.7

Income before income taxes	37.0	33.2	30.3	32.2	36.9
Income tax expense	12.8	10.3	11.5	12.8	13.8

Net income	$24.2	$22.9	$18.8	$19.4	$23.1

Earnings per common share, basic	$0.99	$0.91	$0.74	$0.76	$0.81
Earnings per common share, diluted	$0.97	$0.90	$0.74	$0.76	$0.80
Weighted average shares outstanding:
Basic	24.5	25.3	25.3	25.6	28.6
Diluted	25.0	25.5	25.4	25.7	28.8
Summary of cash flow data:
Special cash dividend	$—	$—	$—	$0.5	$0.7
Share repurchases	22.3	—	—	19.0	39.4
Year-end balance sheet data:
Total assets	$135.6	$123.9	$116.6	$132.0	$155.0
Total debt(5)	64.0	66.0	82.6	119.2	132.8

(1)	Factors that impact the comparability of revenues for the years presented include:

(a)	The effects of restaurant openings, closings, unit conversions, franchisee sales and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

(b)	The Company opened two new restaurants in Q4 2011 and one new restaurant in Q4 2010 resulting in increased revenue of $1.3 million in 2011 compared to 2010.

(c)	On January 26, 2009, the Company completed the re-franchising of three company-operated restaurants in its Nashville, Tennessee market resulting in a decrease in 2010 revenues of $0.3 million as compared to 2009 (net of franchise royalties earned), and a decrease in 2009 revenues of $3.1 million (net of franchise royalties earned) as compared to 2008.

(d)	On June 8, 2009, the Company completed the re-franchising of 13 company-operated restaurants in its Atlanta, Georgia market resulting in a decrease in 2010 revenues of $6.2 million (net of franchise royalties earned) as compared to 2009 and a decrease in 2009 revenues of $6.8 million (net of franchise royalties earned) as compared to 2008.

(e)	On September 8, 2008, the Company completed the re-franchising and sale of 11 company-operated restaurants in its Atlanta, Georgia market resulting in a decrease in 2009 revenue of $9.2 million (net of franchise royalties earned) compared to 2008 decrease in of approximately $4.0 million (net of franchise royalties earned) as compared to 2007.

(2)	Franchise revenues are principally composed of royalty payments from franchisees that are determined based on franchise net restaurant sales and are generally 5% of franchise net restaurant sales. While franchise sales are not recorded as revenue by the Company, management believes they are important in understanding the Company’s financial performance because these sales are indicative of the Company’s health, given the Company’s strategic focus on growing its overall business through franchising. Total franchisee sales were $1.932 billion in 2011, $1.811 billion in 2010, $1.716 billion in 2009, $1.663 billion in 2008, and $1.651 billion in 2007.

(3)	Factors that impact the comparability of Other expenses (income), net for the years presented include:

(a)	During 2011, the Company sold two properties to a franchisee for approximately $0.7 million and recognized a gain of $0.5 million.

(b)	The Company recognized $0.8 million in expense for the corporate service center relocation in 2011.

(c)	During 2011, 2010 and 2009, there were no significant expenses (income) associated with shareholder litigation. During 2008 and 2007, our expenses (income) associated with litigation related costs (proceeds) were approximately $(12.9) million and $(0.9) million, respectively. The substantially higher income in 2008 relates to recoveries from claims against certain director and officers liability insurance policies.

(d)	During 2009, the Company sold ten real estate properties for a gain of approximately $3.6 million.

(e)	During 2011, 2010, 2009, 2008, and 2007, impairments and disposals of fixed assets were approximately $0.5 million, $0.7 million, $0.6 million, $9.5 million, and $1.9 million, respectively. Of the 2008 impairments, $9.2 million were associated with the re-franchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee.

(f)	During 2007, the Company recognized approximately $4.8 million of income from insurance proceeds related to property damage and business interruption claims from Hurricane Katrina.

(4)	Factors that impact the comparability of Interest expense, net for the years presented include:

a)	In 2011, interest from term loans decreased $3.2 million compared to 2010 primarily due to lower interest rates from the Credit Facility refinanced in 2010. See Note 9 for details on the Credit Facility.

b)	During 2010 we expensed $0.6 million as a component of Interest expense, net in connection with the re-financing of our new credit facility. During 2009 we expensed $1.9 million as a component of Interest expense, net in connection with the third amendment and restatement of the 2005 Credit Facility. See Note 9 for a description of the amendment and restatement transaction.

(5)	During 2011, the Company recognized $0.8 million of work opportunity tax credits related to prior years.

(6)	Total debt includes the long-term and current portions of our debt facilities, capital lease obligations and outstanding lines of credit.

Summary of System-Wide Data

The following table presents financial and operating data for the Popeyes restaurants we operate and those that we franchise. The data presented is unaudited. Data for franchised restaurants is derived from information provided by our franchisees. We present this data because it includes important operational measures relevant to the QSR industry.

	2011	2010	2009	2008	2007
Global system-wide sales increase	6.6%	5.1%	1.8%	0.6%	0.3%
Total domestic same-store sales increase (decrease)	3.0%	2.5%	0.6%	(2.2)%	(2.3)%
International same-store sales increase (decrease)	3.3%	3.1%	1.9%	4.1%	1.1%
Total global same-store sales increase (decrease)(1)	3.1%	2.6%	0.7%	(1.7)%	(2.0)%

Company-operated restaurants (all domestic)
Restaurants at beginning of year	38	37	55	65	56
New restaurant openings	2	1	0	1	5
Restaurant conversions, net(2)	0	0	(16)	(11)	1
Permanent closings	0	0	(2)	(3)	(3)
Temporary (closings)/re-openings, net(3)	0	0	0	3	6

Restaurants at end of year	40	38	37	55	65

Franchised restaurants (domestic and international)
Restaurants at beginning of year	1,939	1,906	1,867	1,840	1,822
New restaurant openings	138	105	95	139	119
Restaurant conversions, net(2)	0	0	16	11	(1)
Permanent closings	(75)	(67)	(79)	(117)	(106)
Temporary (closings)/re-openings, net(3)	(7)	(5)	7	(6)	6

Restaurants at end of year	1,995	1,939	1,906	1,867	1,840

Total system restaurants	2,035	1,977	1,943	1,922	1,905

New franchised restaurant openings
Domestic	71	44	39	72	77
International	67	61	56	67	42

Total new franchised restaurant openings	138	105	95	139	119

Franchised restaurants
Domestic	1,587	1,542	1,539	1,527	1,518
International	408	397	367	340	322

Restaurants at end of year	1,995	1,939	1,906	1,867	1,840
(1)	New restaurants are included in the computation of same-store sales after they have been open 15 months. Unit conversions are included immediately upon conversion.

(2)	Unit conversions include the sale or purchase of company-operated restaurants to/from a franchisee.

(3)	Temporary closings are presented net of re-openings. Most temporary closings arise due to the re-imaging or the rebuilding of older restaurants. Unit count is presented net of temporarily closed restaurants.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Nature of Business

AFC develops, operates, and franchises quick-service restaurants under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”) in 45 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands, and 25 foreign countries. Popeyes has two reportable business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 20 to our Consolidated Financial Statements.

Management Overview of 2011 Results

Our fiscal year 2011 results and highlights include the following.

•

Reported net income was $24.2 million, or $0.97 per diluted share, compared to $22.9 million, or $0.90 per diluted share, in 2010. Adjusted earnings per diluted share were $0.99 compared to $0.86 in 2010. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures” in this Item 7.

•	Global same-store sales increased 3.1%, compared to a 2.6% increase in 2010.

•	System-wide sales increased 6.6%, compared to a 5.1% increase in 2010.

•	The Popeyes system opened 140 restaurants as compared to 106 last year, an increase of 32%, and permanently closed 75 restaurants, resulting in 65 net openings, compared to 39 net openings in 2010.

•

Operating EBITDA of $45.4 million was 29.5% of total revenues, compared to Operating EBITDA last year of $45.3 million, at 30.9% of total revenues. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures” in this Item 7.

•

Free cash flow was $28.5 million compared to $26.3 million in 2010. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures” in this Item 7.

2011 Same-Store Sales

Global same-store sales increased 3.1%, compared to a 2.6% increase in 2010. Total domestic same-store sales increased 3.0%, compared to a 2.5% increase last year. This positive sales growth reflects Popeyes continued introduction of highly innovative new products, in addition to regular events in support of its famous Bonafide® bone-in chicken. These promotional strategies, married with strong advertising and media plans, have built awareness and improved traffic for the brand.

International same-store sales increased 3.3%, compared to a 3.1% increase last year, the fifth consecutive year of positive same-store sales. This was due primarily to strong sales in Canada and Turkey, partially offset by negative sales in Korea and Singapore.

For additional information on our business strategies, see the discussion under the heading “Our Business Strategy” in Item 1 to this Annual Report on Form 10-K.

As it concerns our expected same-store sales results for 2012, see the discussion under the heading “Operating and Financial Outlook for 2012” later in this Item 7.

2011 Unit Growth

The Popeyes system opened 140 restaurants in 2011, which included 73 domestic and 67 international restaurants, compared to 106 openings in 2010. The Popeyes system permanently closed 75 restaurants in fiscal 2011, resulting in 65 net restaurant openings, compared to 39 net openings last year. These closures included 27 domestic and 48 international restaurants.

Factors Affecting Comparability of Consolidated Results of Operations: 2011, 2010 and 2009

For 2011, 2010, and 2009, the following items and events affect comparability of reported operating results:

•	During 2011, 2010, and 2009, impairments and disposals of fixed assets were $0.5 million, $0.7 million, and $0.6 million, respectively.

•	During 2011 and 2010, the company built two new restaurants and one new restaurant, respectively.

•	During 2011, the company recognized $0.8 million in expense for the corporate service center relocation.

•	During 2011, the Company recognized $0.8 million of work opportunity tax credits related to prior years.

•

During 2010 we expensed $0.6 million as a component of Interest expense, net in connection with the re-financing of our new credit facility. During 2009 we expensed $1.9 million as a component of Interest expense, net in connection with the third amendment and restatement of the 2005 Credit Facility. See Note 9 for a description of the amendment and restatement transaction.

•	During 2010, we recorded a tax benefit of $1.4 million related to the completion of a federal income tax audit for years 2004 and 2005.

•

During 2009 we re-franchised 13 company-operated restaurants in Atlanta, Georgia., In 2009 we also re-franchised three company-operated restaurants in Nashville, Tennessee. The re-franchising resulted in a decrease in 2010 revenues of $6.5 million (net of franchise royalties earned) as compared to 2009.

•	During 2009 we sold ten real estate properties for a gain of approximately $3.6 million.

Comparisons of Fiscal Years 2011 and 2010

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $54.6 million in 2011, a $1.9 million increase from 2010. The increase was primarily due to new restaurants opened and a 1.1% increase in same-store sales.

Franchise Revenues

Franchise revenues have three basic components: (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new restaurant openings; and (3) development fees associated with the opening of new franchised restaurants in a given market. Royalties constitute more than 90% of franchise revenues.

Franchise revenues were $95.0 million in 2011, a $5.6 million increase from 2010. The increase was primarily due to an increase in royalties, resulting primarily from an increase in franchise same-store sales during 2011 and new franchised restaurants.

Rent and Other Revenues

Rent and other revenues are primarily composed of rental income associated with properties leased or subleased to franchisees and is recognized on the straight-line basis over the lease term. Rent and other revenues were $4.2 million in 2011, a $0.1 million decrease from 2010.

Company Operated Restaurant Profit

Company-operated restaurant operating profit of $10.2 million was 18.7% of sales, compared to $10.1 million and 19.2% of sales last year. The 50 basis point decrease in company-operated restaurant operating profit margin for fiscal year 2011 was due to inflation in commodity costs of approximately 8% which were partially offset by nominal menu price increases, supply chain savings and efficiencies in labor and other non-food related costs. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures” in this Item 7.

Rent and Other Occupancy Expenses

Rent and other occupancy expenses were $2.7 million in 2011, a $0.6 million increase from 2010 primarily due to deferred rent credits recognized related to an assignment of a lease to a franchisee during 2010.

General and Administrative Expenses

General and administrative expenses were $61.3 million in 2011, a $4.9 million increase from 2010.

This increase was primarily attributable to:

•	$1.7 million increase in international expenses including salary and personnel related costs, travel and other general and administrative costs,

•	$1.2 million increase in domestic new restaurant development expenses,

•	$0.9 million increase in franchisee restaurant support services and new restaurant opening support costs,

•	$0.7 million increase in information technology expenses, and

•	$0.4 million increase in incentive and stock-based compensation expense and other general administrative expenses, net.

General and administrative expenses were approximately 3.1% and 3.0% of system wide sales during 2011 and 2010, respectively.

Other Expenses (Income), Net

Other expenses were $0.5 million, compared to other expenses of $0.2 million last year. In 2011, the Company recognized $0.8 million in expenses for the corporate service center relocation, $0.5 million in impairments and disposal of fixed assets and other expenses offset by a $0.8 net gain on the sale of assets.

See Note 16 to our Consolidated Financial Statements for a description of Other expenses (income), net for 2011 and 2010.

Operating Profit

Operating profit of $40.7 million was $0.5 million less than in 2010 and Operating EBITDA was $45.4 million compared to $45.3 million in 2010. Higher revenues were offset by strategic investments to accelerate global sales and new restaurant development and by higher commodity costs in company-operated restaurants. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures” in this Item 7. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above.

The following is an analysis of the fluctuations in operating profit by business segment.

Operating profit for each reportable segment includes operating results directly allocable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants.

(Dollars in millions)	2011	2010	Fluctuation	As a Percent
Franchise operations	$40.2	$39.7	$0.5	1.3%
Company-operated restaurants	5.2	5.6	(0.4)	(7.1%)

Operating profit before unallocated expenses	45.4	45.3	(0.1)	(0.2%)
Less unallocated expenses:
Depreciation and amortization	4.2	3.9	0.3	0.7%
Other expenses (income), net	0.5	0.2	0.3	150.0%
Total	$40.7	$41.2	$(0.5)	(1.2%)

Interest Expense, Net

Interest expense, net was $3.7 million, a $4.3 million decrease from 2010. This decrease was primarily due to lower average interest rates under the Company’s new 2010 Credit Facility and lower average debt balances outstanding.

Income Tax Expense

Income tax expense was $12.8 million, yielding an effective tax rate of 34.6%, compared to an effective tax rate of 31.0% in the prior year. In 2011, the Company recognized $0.8 million of work opportunity tax credits related to prior years. Excluding the tax credits, the 2011 effective tax rate would have been 36.8%. In 2010, the Company recorded a tax benefit of $1.4 million related to the completion of a federal income tax audit for years 2004 and 2005. Excluding the tax benefit of $1.4 million during 2010, the 2010 effective tax rate would have been 35.2%. The Company’s effective tax rate differs from statutory rates due primarily to adjustments in estimated tax reserves and other permanent differences.

Comparisons of Fiscal Years 2010 and 2009

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $52.7 million in 2010, a $4.7 million decrease from 2009. The decrease was primarily due to a $6.4 million decrease due to the successful re-franchising and sale of 13 company-operated restaurants in the Atlanta, Georgia market in the second quarter of 2009, and three company-operated restaurants in the Nashville, Tennessee market in the first quarter of 2009; partially offset by a $2.0 million increase as a result of positive 4% same-store sales.

Franchise Revenues

Franchise revenues were $89.4 million in 2010, a $3.4 million increase from 2009. The increase was primarily due to a net $4.0 million increase in royalties, primarily from an increase in franchise same-store sales during 2010 and new franchised restaurants, partially offset by a $0.8 million reduction in franchise fees.

Rent and Other Revenues

Rent and other revenues are primarily composed of rental income associated with properties leased or subleased to franchisees and is recognized on the straight-line basis over the lease term. Rent and other revenues were $4.3 million in 2010, a $0.3 million decrease from 2009, due primarily to assignment of a lease to a franchisee and a sale of properties.

Company-operated Restaurant Expenses

Company-operated restaurant expenses were $42.6 million in 2010, a decrease of $5.8 million from 2009. Company-operated restaurant expenses consist of “Restaurant food, beverage and packaging” and “Restaurant employee, occupancy and other expenses.” The decrease was principally due to a decrease in sales by company-operated restaurants as mentioned above. Company-operated restaurant expenses as a percentage of sales were 3.5 percentage points better than last year. This improvement was primarily a result of lower food costs attributable to successful renegotiation of vendor contracts and declines in commodity costs, higher same-store sales, and the re-franchising of lower performing company-operated restaurants in 2009.

Rent and Other Occupancy Expenses

Rent and other occupancy expenses were $2.1 million in 2010, a $0.5 million decrease from 2009 primarily due to deferred rent credits recognized related to an assignment of a lease to a franchisee.

General and Administrative Expenses

General and administrative expenses were $56.4 million in 2010, a $0.4 million increase from 2009.

The increase was primarily due to:

•	$2.7 million increase in personnel expenses primarily due to stock-based compensation expense, franchisee support and other personnel related expenses,

•

$1.0 million in attorney fees associated with litigation initiated by the company which resulted in settlement and the renegotiation of an important supply agreement with a key supplier of proprietary ingredients and products,

•	$1.0 million increase in international expenses including salary and personnel related costs, travel, and professional fees, and

•	$2.0 increase in travel, business conference expenses and other general and administrative costs, partially offset by:

•	$3.5 million decrease in national media advertising expenses, and

•	$2.8 million lower provision for credit losses.

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

(Dollars in millions)	2010	2009	Fluctuation	As a Percent
Franchise operations	$39.7	$36.8	$2.9	7.9%
Company-operated restaurants	5.6	4.2	1.4	33.0%

Operating profit before unallocated expenses	45.3	41.0	4.3	10.5%
Less unallocated expenses:
Depreciation and amortization	3.9	4.4	0.5	11.4%
Other expenses (income), net	0.2	(2.1)	(2.3)	(109.5)%
Total	$41.2	$38.7	$2.5	6.5%

The $2.9 million increase in operating profit associated with our franchise operations was principally due to higher franchise fees and royalty revenues.

The $1.4 million increase in operating profit associated with our company-operated restaurants was principally due to higher restaurant operating profit margins as discussed above and positive same-store sales trend compared to 2009.

Interest Expense, Net

Interest expense, net was $8.0 million, a $0.4 million decrease from 2009. This decrease was primarily due to $1.9 million of fees expensed in 2009 related to the Company’s credit facility amendment and lower average debt balances as compared to 2009, partially offset by $0.6 million of fees expensed in 2010 in connection with the Company’s new credit facility and higher average interest rates on debt.

Income Tax Expense

Income tax expense was $10.3 million, yielding an effective tax rate of 31.0%, compared to an effective tax rate of 38.0% in the prior year. (see a reconciliation of these effective rates in Note 18 to our Consolidated Financial Statements). In 2010, the Company recorded a tax benefit of $1.4 million, or $0.05 per diluted share, related to the completion of a federal income tax audit for years 2004 and 2005. Excluding the tax benefit of $1.4 million in 2010, the effective tax rate would have been 35.2% for 2010, which differs from statutory rates due to adjustments in estimated tax reserves and other permanent differences.

Liquidity and Capital Resources

We finance our business activities primarily with:

•	Cash flows generated from our operating activities, and

•	Borrowings under our 2010 Credit Facility.

Based primarily upon our generation of cash flows from operations, coupled with our existing cash reserves (approximately $17.6 million available as of December 25, 2011), and available borrowings under our 2010 Credit Facility (approximately $35.0 million available as of December 25, 2011), we believe that we will have adequate cash flow (primarily from operating cash flows) to meet our anticipated future requirements for working capital, various contractual obligations and expected capital expenditures for 2012.

On December 23, 2010, the Company entered into the 2010 Credit Facility and refinanced the 2005 Credit Facility with proceeds drawn at closing.

Key terms in the 2010 Credit Facility are discussed in the Long Term Debt section in this Item 7.

See Note 9 for a discussion of the 2010 Credit Facility and the 2005 Credit Facility that was refinanced on December 23, 2010.

Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $32.1 million and $28.4 million for 2011 and 2010, respectively. The increase in cash provided by operating activities was primarily attributable to: (1) higher net income and, (2) changes in non-cash expenses and working capital. See our Company’s Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:

•	reinvestment in core business activities that promote the Company’s strategic initiatives,

•	repurchase of shares of our common stock (subject to the restrictions under our 2010 Credit Facility) and

•	reduction of long-term debt.

Our investment in core business activities includes our obligation to maintain and reimage our company-operated restaurants, construct company-operated restaurants and provide operations support to our franchise system.

Information regarding increased capital spending planned during 2012 is discussed under the heading entitled Capital Expenditures within this Item 7.

Under the terms of the Company’s 2010 Credit Facility, quarterly principal payments of $1.25 million will be due during 2012, $1.50 million during 2013 and 2014, and $4.50 million during 2015.

Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries.

Minimum Fixed Charge Coverage Ratio is defined as the ratio of the company’s Consolidated EBITDA plus Consolidated Rental Expense less provisions for current taxes less Consolidated Capital Expenditures to Consolidated Fixed Charges. Consolidated Fixed Charges is defined as the sum of aggregate amounts of scheduled principal payments made during such period on Indebtedness, including Capital Lease Obligations, Consolidated Cash Interest, and Consolidated Rental Expense

At December 25, 2011, the Company’s Total Leverage Ratio was 1.37 to 1.00 and the Minimum Fixed Charge Coverage Ratio was 2.70 to 1.00.

As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s Board of Directors has approved a share repurchase program. As of December 25, 2011, the remaining shares that may be repurchased under the program was approximately $16.7 million. See Note 12 to our Consolidated Financial Statements.

During 2011, we repurchased and retired 1,465,436 shares of common stock for approximately $22.3 million. During fiscal 2010 and 2009 no shares of common stock were repurchased or retired.

Pursuant to the terms of the Company’s 2010 Credit Facility, the Company may repurchase its common shares when the Total Leverage ratio is less than 2.00 to 1.

Operating and Financial Outlook for 2012

Continuing its two-year positive momentum, the Company expects Popeyes global same-store sales growth to be in the range of positive 3-4% percent in 2012.

Popeyes expects global new openings to be in the range of 135-155 restaurants in 2012 and net restaurant openings in the range of 60-100.

The Company expects general and administrative expenses will be in the range of 2.9-3.0% of system-wide sales, among the lowest in the restaurant industry.

In 2012, the Company expects its effective tax rate to be in the range of 37-38%.

In 2012, the Company expects to repurchase approximately $15 million of its outstanding shares.

The Company expects 2012 adjusted earnings per diluted share will be in the range of $1.09-$1.13 compared to $0.99 in 2011. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures” in this Item 7.

Capital expenditures in 2012 are expected to be in the range of $13.0- $15.0 million primarily due to the Company’s plan to develop an additional 7-9 company-operated restaurants. Approximately $3.0-5.0 million of total capital expenditures in 2012 will be primarily for equipment replacements and upgrades, reimaging activities and information technology system upgrades.

Long Term Guidance

Consistent with previous guidance, over the course of the upcoming five years, the Company believes the execution of its strategic plan will deliver on an average annualized basis the following results: same-store sales growth of 1-3%; net unit growth of 4-6%; and earnings per diluted share growth of 13-15%.

Contractual Obligations

The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 25, 2011:

(In millions)	2012	2013	2014	2015	2016	There- after	Total
Long-term debt, excluding capital leases(1)	$5.2	$6.0	$6.3	$43.8	$0.3	$1.0	$62.6
Interest on long-term debt, excluding capital leases(1)	2.0	1.9	1.7	1.6	0.1	0.2	7.5
Leases(2)	5.1	5.6	6.0	5.8	5.3	63.1	90.9
Copeland formula agreement(3)	3.1	3.1	3.1	3.1	3.1	37.0	52.5
King Features agreements(3)	1.1	—	—	—	—	—	1.1
Information technology outsourcing(3)	1.7	—	—	—	—	—	1.7
Business process services(3)	0.5	—	—	—	—	—	0.5
Total(4)	$18.7	$16.6	$17.1	$54.4	$8.8	$101.3	$216.8

(1)	For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 25, 2011. See Note 9 to our Consolidated Financial Statements for information concerning the terms of our 2010 Credit Facility, as amended and restated, and the 2011 interest rate swap agreements.

(2)	Of the $90.9 million of minimum lease payments, $87.0 million of those payments relate to operating leases and the remaining $3.9 million of payments relate to capital leases. See Note 10 to our Consolidated Financial Statements.

(3)	See Note 15 to our Consolidated Financial Statements.

(4)	We have not included in the contractual obligations table approximately $2.2 million for uncertain tax positions we have taken on a tax return. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the amount or period of cash settlement, if any, with the respective taxing authorities. These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Share Repurchase Program

As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s board of directors has approved a share repurchase program of up to $215.0 million. The program, which is open-ended, allows the Company to repurchase shares of its common stock from time to time. During 2011, we repurchased and retired 1,465,436 shares of common stock for approximately $22.3 million. During fiscal 2010 and 2009 no shares of common stock were repurchased or retired.

The remaining value of shares that may be repurchased under the program was $16.7 million. Pursuant to the terms of the Company’s 2010 Credit Facility, the Company may repurchase its common stock when the Total Leverage Ratio is less than 2.00 to 1.00. The Total Leverage Ratio at December 25, 2011 is 1.37 to 1.00.

Capital Expenditures

Our capital expenditures consist of re-imaging activities associated with company-operated restaurants, new restaurant construction and development, equipment replacements, the purchase of new equipment for our company-operated restaurants, investments in information technology, accounting systems and improvements at our corporate offices. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per restaurant basis typically cost between $70,000 and $130,000. Capital expenditures associated with new freestanding restaurant construction typically cost, on a per restaurant basis, between $0.7 million and $1.1 million.

During 2011, we invested approximately $10.4 million in various capital projects, comprised of $1.5 million in two new restaurants located in Indianapolis and New Orleans, $0.2 million for information technology hardware and software, $1.5 million for reimaging activities at company restaurants, $6.1 million for the construction of the new corporate office, $0.6 million for new point of sale equipment at company-operated restaurants, and $0.5 million in other capital assets to repair and rebuild damaged restaurants, and to maintain, replace and extend the lives of company-operated QSR equipment and facilities. Approximately $2.8 million was received in tenant improvement allowances for the construction of the new corporate office reducing the total cash outlay for capital projects from $10.4 million to $7.6 million.

During 2010, we invested approximately $3.2 million in various capital projects, comprised of $1.4 million for information technology hardware and software at company-operated restaurants and the corporate office, $1.2 million for restaurant reimaging and corporate office construction, and $0.6 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities.

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

See Operating and Financial Outlook for 2012 for a discussion of expected capital expenditures during 2012.

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

Key terms in the 2010 Credit Facility include the following:

•	The term loan and revolving credit facility maturity date is December 23, 2015

•	The Company must maintain a Total Leverage Ratio of ≤ 2.75 to 1.00.

•	The interest rate is LIBOR plus 250 basis points.

•	The Company must maintain a Minimum Fixed Charge Coverage Ratio of ≥ 1.25 to 1.00.

•	The Company may repurchase and retire its common shares at any time the Total Leverage Ratio is less than 2.00 to 1.00.

•	The Company may make Permitted Acquisitions at any time the Total Leverage Ratio is less than 2.50 to 1.00.

In connection with the refinancing during 2010, the Company expensed $0.6 million associated with the extinguishment of the Term B Loan, which is reported as a component of “Interest expense, net.” Additionally, the Company capitalized approximately $1.2 million of fees related to the new facility as debt issuance costs which will be amortized over the remaining life of the facility utilizing the effective interest method for the term loan and the straight-line method for the revolving credit facility.

The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the term and revolving credit facility may fluctuate because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants of the 2010 Credit Facility. The Company also pays a quarterly commitment fee of 0.50% on the unused portions of the revolving credit facility. As of December 25, 2011, the Company had $24.0 million of loans outstanding under its revolving credit facility. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of December 25, 2011, the Company had $1.0 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $35.0 million.

The 2010 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. The 2010 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its common stock and enter into certain lease transactions. The 2010 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.

Under the terms of the Company’s 2010 Credit Facility, quarterly principal payments of $1.25 million will be due during 2012, $1.50 million during 2013 and 2014, and $4.50 million during 2015.

As of December 25, 2011, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of December 25, 2011 and December 26, 2010, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility were 3.8% and 4.8% respectively.

Fair Value of Debt    The fair values of each of our long-term debt instruments are based on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. See Note 8 for fair value measurement disclosure.

Impact of Inflation

The impact of inflation on the cost of food, labor, fuel and energy costs, and other commodities has impacted our operating expenses. To the extent permitted by the competitive environment in which we operate, increased costs are partially recovered through menu price increases coupled with purchasing prices and productivity improvements.

Tax Matters

We are involved in U.S., state and local tax audits for income, franchise, property and sales and use taxes. In general, the statute of limitations remains open with respect to tax returns that were filed for each tax year after 2006. However, upon notice of a pending tax audit, we often agree to extend the statute of limitations to allow for complete and accurate tax audits to be performed. The U.S. federal tax years 2008 through 2010 are open to audit. In general, the state tax years open to audit range from 2007 through 2010.

Market Risk

We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Commodity Market Risk.    We are exposed to market risk from changes in poultry and other commodity prices. Fresh chicken is the principal raw material for our Popeyes operations, constituting more than 40% of our combined “Restaurant food, beverages and packaging” costs. These costs are significantly affected by fluctuations in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability, and greater international demand for domestic chicken products. We are affected by price fluctuations in the cost of other commodities including shortening, wheat, gas and utilities. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for certain commodities including corn, soy, and wheat which impact the price of poultry and other food costs. Current commodity coverage is 100% of Q1 2012 needs and 50-75% of Q2 2012 needs at levels slightly lower than in Q4 2011.

Foreign Currency Exchange Rate Risk.    We are exposed to foreign currency exchange risk from the potential changes in foreign currency rates that directly impact our royalty revenues and cash flows from our international franchise operations. In 2011, franchise revenues from these operations represented approximately 12.2% of our total franchise revenues. For each of 2011, 2010, and 2009, foreign-sourced revenues represented approximately 7.5%, 7.2%, and 6.3%, of our total revenues, respectively. All other things being equal, for the fiscal year ended December 25, 2011, operating profit would have decreased by approximately $0.7 million if all foreign currencies had uniformly weakened 10% relative to the U.S. Dollar.

As of December 25, 2011, approximately $1.1 million of our accounts receivable were denominated in foreign currencies. During 2011 the net loss from the exchange rate was insignificant. Our international franchised operations are in 25 foreign countries with approximately 30% or our revenues from international royalties originating from restaurants in Korea and Canada.

Interest Rate Risk.    Our net exposure to interest rate risk consists of our borrowings under our 2010 Credit Facility, as amended and restated. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating interest rates. As of December 25, 2011, the balances outstanding under our 2010 Credit Facility totaled $60.3 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2010 Credit Facility would be approximately $0.3 million.

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

Impairment of Goodwill and Trademarks.    We evaluate goodwill and trademarks for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. Our goodwill impairment evaluation includes a comparison of the fair value of our reporting units with their carrying value. Our reporting units are our business segments. Intangible assets, including goodwill, are allocated to each reporting unit. The estimated fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. We estimate the fair value of our reporting units using a discounted cash flow model or market price, if available. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in our current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows. If a reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company follows a similar analysis for the evaluation of trademarks, but that analysis is performed on a consolidated basis.

During the fourth quarter of fiscal year 2011, we performed our annual assessment of recoverability of goodwill and trademarks and determined that no impairment was indicated. Our Company-operated restaurants segment has goodwill of $2.2 million as of the end of 2011. The assumptions used in determining fair value for this reporting unit are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. While our operating assumptions reflect what we believe are reasonable and achievable growth rates, failure to realize these growth rates could result in future impairment of the recorded goodwill. If we believe the risks inherent in the business increase, the resulting change in the discount rate could also result in future impairment of the recorded goodwill.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We carried a valuation allowance on our deferred tax assets of $5.5 million at December 25, 2011 and $4.8 million at December 26, 2010, based on our view that it is more likely than not that we will not be able to take a tax benefit for certain state operating loss carryforwards which continue to expire.

The Company recognizes the benefit of positions taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the interim period in which the change occurs. At December 25, 2011, we had approximately $2.2 million of unrecognized tax benefits, $0.7 million of which, if recognized, would affect the effective tax rate. At December 25, 2011, the Company had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions.

See Note 18 to the Consolidated Financial Statements for a further discussion of our income taxes.

Stock-Based Compensation Expense    The Company measures and recognizes stock-based compensation expense at fair value for all share-based payments, including stock options, restricted stock awards and restricted share units. We used the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. The fair value of stock options with only service conditions are estimated using a Black-Scholes option-pricing model. The fair value of stock options with service and market conditions are valued utilizing a Monte Carlo simulation embedded in a lattice model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. Our option pricing models require various highly subjective and judgmental assumptions including risk-free interest rates, expected volatility of our stock price, expected forfeiture rates, expected dividend yield and expected term. If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Our specific weighted average assumptions used to estimate the fair value of stock-based employee compensation are set forth in Note 13 to the Consolidated Financial Statements.

Derivative Financial Instruments    We use interest rate swap agreements to reduce our interest rate risk on our floating rate debt under the terms of the 2010 Credit Facility. We recognize all derivatives on the balance sheet at fair value. At inception and on an on-going basis, we assess whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, changes in the fair value of the derivative are recognized in “Accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

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

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income . The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU No. 2011-05 requires retrospective application and the Company will adopt the new guidance in its first quarter of fiscal 2012. The Company does not expect the adoption of this ASU to have any impact on its operating results.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other. The amendments are intended to simplify goodwill impairment testing by permitting an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value before performing the two-step goodwill impairment test that exists currently. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance will be required beginning with the Company’s first quarter of fiscal 2012. We do not expect the adoption of this ASU to have a material impact on our operating results.

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

Adjusted Earnings Per Diluted Share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of (i) other expense (income), net (which for fiscal 2011 includes $0.8 million in expenses for the global service center relocation and $0.5 million in impairments and disposal of fixed assets, offset by a $0.8 million net gain on the sale of two properties to a franchisee; and for fiscal 2010 includes $0.7 million for impairments and disposals of fixed assets partially offset by $0.5 million for net gain on sales of assets), (ii) accelerated depreciation in 2011 related to the Company’s relocation to a new global service center, (iii) for fiscal 2010, the interest expense associated with the credit facility, (iv) the tax effect of these adjustments, and (v) for fiscal 2010 the tax audit benefit. Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis fiscal 2011 and fiscal 2010, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to adjusted earnings per diluted share:

(in millions, except per share data)	Fiscal 2011	Fiscal 2010
Net income	$24.2	$22.9
Other expense (income), net	0.5	0.2
Accelerated depreciation related to the Company’s relocation to a new Global Service Center	0.5	—
Interest charges associated with credit facility	—	0.6
Tax effect	(0.5)	(0.3)
Tax audit benefit	—	(1.4)
Adjusted net income	$24.7	$22.0
Adjusted earnings per diluted share	$0.99	$0.86
Weighted-average diluted shares outstanding	25.0	25.5

Operating EBITDA: Calculation and Definition

The Company defines Operating EBITDA as “earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net.” The following table reconciles on a historical basis for 2011 and 2010, the Company’s earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net (“Operating EBITDA”) on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to Operating EBITDA. Operating EBITDA as a percentage of Total Revenues is defined as Operating EBITDA divided by Total Revenues.

(dollars in millions)	Fiscal 2011	Fiscal 2010
Net income	$24.2	$22.9
Interest expense, net	3.7	8.0
Income tax expense	12.8	10.3
Depreciation and amortization	4.2	3.9
Other expenses (income), net	0.5	0.2
Operating EBITDA	$45.4	$45.3
Total Revenues	$153.8	$146.4
Operating EBITDA as a percentage of Total Revenues	29.5%	30.9%

Company-Operated Restaurant Operating Profit Margins: Calculation and Definition

The Company defines company-operated restaurant operating profit margins as “sales by company-operated restaurants” minus “restaurant employee, occupancy and other expenses” minus “restaurant food, beverages and packaging” as a percentage of sales by company-operated restaurants.” The following table reconciles on a historical basis for 2011 and 2010, the Company’s company-operated restaurant operating profit margins to the line item on its consolidated statement of operations entitled “sales by company-operated restaurants,” which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to company-operated restaurant operating profit margins. Company-operated restaurant operating profit margin as a percentage of sales by company restaurants is defined as company-operated restaurant operating profit divided by sales by company-operated restaurants.

(dollars in millions)	Fiscal 2011	Fiscal 2010
Sales by company-operated restaurants	$54.6	$52.7
Restaurant employee, occupancy and other expenses	(26.1)	(25.8)
Restaurant food, beverages and packaging	(18.3)	(16.8)
Company-operated restaurant operating profit	$10.2	$10.1
Company-operated restaurant operating profit as a percentage of sales by company-operated restaurants	18.7%	19.2%

Free Cash Flow: Calculation and Definition

The Company defines Free Cash Flow as net income plus depreciation and amortization, plus stock-based compensation expense, minus maintenance capital expenditures (which includes: for fiscal 2011 $1.5 million in company restaurant reimages, $0.8 million of information technology hardware and software and $0.5 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment and for fiscal 2010, $1.4 million for information technology hardware and software, $1.2 million for reopening a company restaurant in New Orleans and restaurant reimaging and corporate office construction, and $0.6 million in other capital assets to maintain, replace and extend the lives of company-operated facilities and equipment). In 2011, maintenance capital expenses exclude $3.3 million related to the construction of the new corporate office, and $1.5 million for the construction of new company-operated restaurants.

The Company’s definition of free cash flow has been changed to exclude the effects of mandatory debt payments as management believes the new definition conforms to the free cash flow definition more commonly used by analysts, investors and lenders.

The following table reconciles on a historical basis for fiscal 2011 and fiscal 2010, the Company’s free cash flow on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to free cash flow:

(dollars in millions)	Fiscal 2011	Fiscal 2010
Net income	$24.2	$22.9
Depreciation and amortization	4.2	3.9
Stock-based compensation expense	2.9	2.7
Maintenance capital expenditures	(2.8)	(3.2)
Free cash flow	$28.5	$26.3

Forward-Looking Statements

Forward-Looking Statement: Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this Annual Report on Form 10-K include discussions regarding the Company’s planned implementation of its strategic plan, the Company’s expected growth in 2012, projections and expectations regarding same-store sales for fiscal 2012 and beyond, the Company’s ability to improve restaurant level margins, guidance for new restaurant openings and closures, and the Company’s anticipated 2012 and long-term performance, including projections regarding general and administrative expenses, and net earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our credit facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our credit facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in this Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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

(b)	Our Evaluation of AFC’s Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of December 25, 2011, as required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2011 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

(c)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management concluded that as of December 25, 2011, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the Company’s internal control over financial reporting as of December 25, 2011. This report can be found on Page F-1 of this Annual Report.

(d)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 will be included in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference. Biographical information on our executive officers is contained in Item 4A of this Annual Report on Form 10-K and is incorporated herein by reference.

We have adopted an Honor Code that applies to our directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Honor Code is available on our website at www.afce.com. Copies will be furnished upon request. You may mail your requests to the following address: Attn: Office of General Counsel, 400 Perimeter Center Terrace, Suite 1000, Atlanta GA, 30346. If we make any amendments to the Honor Code other than technical, administrative, or other non-substantive amendments, or grant any waivers from the Honor Code, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation required by this Item 11 will be included in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 will be included in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence required by this Item 13 will be included in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP. Information regarding principal accountant fees and services required by this Item 14 will be included in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

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

(b)	Exhibits

Exhibit Number	Description

3.1(c)	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002.

3.2(u)	Amended and Restated Bylaws of AFC Enterprises, Inc.

4.1(n)	Form of registrant’s common stock certificate.

10.1(e)	Form of Popeyes Development Agreement, as amended.

10.2(e)	Form of Popeyes Franchise Agreement.

10.3(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date.

10.4(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

10.5(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

10.6(d)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc. as amended through November 29, 2009.

10.7(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.

10.8(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.

10.9(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.

10.10(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.

10.11(m)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and AFC Enterprises, Inc.

10.12(a)	1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*

10.13(a)	1996 Nonqualified Performance Stock Option Plan — Executive of AFC, effective as of April 11, 1996.*

10.14(a)	1996 Nonqualified Performance Stock Option Plan — General of AFC, effective as of April 11, 1996.*

10.15(a)	1996 Nonqualified Stock Option Plan of AFC, effective as of April 11, 1996.*

10.16(a)	Form of Nonqualified Stock Option Agreement — General between AFC and stock option participants.*

10.17(a)	Form of Nonqualified Stock Option Agreement — Executive between AFC and certain key executives.*

10.18(a)	1996 Employee Stock Bonus Plan — Executive of AFC effective as of April 11, 1996.*

10.19(a)	1996 Employee Stock Bonus Plan — General of AFC effective as of April 11, 1996.*

10.20(a)	Form of Stock Bonus Agreement — Executive between AFC and certain executive officers.*

10.21(a)	Form of Stock Bonus Agreement — General between AFC and certain executive officers.*

Exhibit Number	Description

10.22(a)	Form of Secured Promissory Note issued by certain members of management.*

10.23(a)	Form of Stock Pledge Agreement between AFC and certain members of management.*

10.24(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997.

10.25(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*

10.26(a)	Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.*

10.27(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*

10.28(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*

10.29(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*

10.30(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*

10.31(f)	Indemnification Agreement dated August 9, 2001 by and between AFC and R. William Ide, III.*

10.32(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*

10.33(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*

10.34(d)	AFC Enterprises, Inc. Annual Executive Bonus Program.*

10.35(h)	Royalty and Supply Agreement dated July 15, 2010 between the Company and Diversified Seasoning, Inc. †

10.36(o)	Indemnity Agreement dated October 14, 2004 by and between AFC Enterprises, Inc. and Supply Management Services, Inc.

10.37(o)	Indemnity Agreement dated February 5, 2004 by and between AFC Enterprises, Inc., Cajun Operating Company and Supply Management Services, Inc.

10.38(v)	Third Amended and Restated Credit Agreement dated as of August 14, 2009 among AFC Enterprises, Inc., the Lenders party thereto, JPMorgan Chase Bank, NA, JP Morgan Securities Inc. and Bank of America, N.A.

10.39(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.

10.40(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — General.*

10.41(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.*

10.42(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — Executive.*

10.43(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.*

10.44(i)	Indemnification Agreement between AFC and Peter Starrett dated December 1, 2000.

10.45(p)	Indemnification Agreement dated November 28, 2006 by and between AFC and John M. Cranor, III.*

10.46(p)	Indemnification Agreement dated November 28, 2006 by and between AFC and Cheryl A. Bachelder.*

10.47(q)	Popeyes Chicken and Biscuits 2006 Bonus Plan.*

Exhibit Number	Description

10.48(q)	Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and James W. Lyons.*

10.49(q)	Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and Robert Calderin.*

10.50(j)	Credit Agreement dated as of December 23, 2010.

10.51(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (time-based vesting).*

10.52(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (performance-based vesting).*

10.53(s)	Employment Agreement dated as of October 9, 2007 between AFC Enterprises, Inc. and Cheryl A. Bachelder.

10.54(l)	Accelerated Stock Repurchase Agreement by and between AFC Enterprises, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch dated March 12, 2008.

10.55(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Harold M. Cohen.

10.56(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Henry Hope, III.

10.57(b)	Employment Agreement effective as of February 4, 2008 between the Company and Richard Lynch.*

10.58(w)	Employment Agreement effective as of April 20, 2009 between the Company and Ralph Bower.*

10.59(k)	Indemnification Agreement by and between the Company and Krishnan Anand dated November 2, 2010.*

10.60(x)	Employment Agreement by and between the Company and Andrew Skehan, dated August 17, 2011.

10.61(y)	First Amendment to the AFC Enterprises, Inc. 2006 Incentive Stock Plan.

11.1**	Statement regarding computation of per share earnings.

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 19 to our Consolidated Financial Statements in this Annual Report.

(a)	Filed as an exhibit to the Registration Statement of AFC on Form S-4/A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(b)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 28, 2008 on March 11, 2009 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended April 18, 2010 on May 26, 2010 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 11, 2010 on August 18, 2010 and incorporated by reference herein.

(i)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended April 17, 2005, on May 27, 2005, and incorporated by reference herein.

(j)	Filed as an exhibit to the Form 8-K of AFC filed on December 29, 2010 and incorporated by reference herein.

(k)	Filed as an exhibit to the Form 8-K of AFC filed on November 3, 2010 and incorporated by reference herein.

(l)	Filed as an exhibit to the Form 8-K of AFC filed on March 13, 2008 and incorporated by reference herein

(m)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 28, 2003, on March 29, 2004 and incorporated by reference herein.

(n)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on February 28, 2001 and incorporated by reference herein.

(o)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 26, 2004 on March 28, 2005 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 8-K of AFC filed November 29, 2006 and incorporated by reference herein.

(q)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 31, 2006 and incorporated by reference herein.

(r)	Filed as an exhibit to the Form 8-K of AFC filed November 7, 2007 and incorporated by reference herein.

(s)	Filed as an exhibit to the Form 8-K of AFC filed October 12, 2007 and incorporated by reference herein.

(t)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended October 5, 2008 on November 12, 2008 and incorporated by reference herein.

(u)	Filed an exhibit to the Form 8-K of AFC filed on April 16, 2008 and incorporated by reference herein.

(v)	Filed as an Exhibit to the Form 8-K of AFC filed on August 20, 2009 and incorporated by reference herein.

(w)	Filed as an Exhibit to the Form 8-K of AFC filed on April 21, 2009 and incorporated by reference herein.

(x)	Filed as an Exhibit to the Form 8-K of AFC filed on August 19, 2011 and incorporated by reference herein.

(y)	Filed as an Exhibit to the Proxy Statement and Notice of 2011 Annual Shareholders Meeting of AFC on April 20, 2011 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of March 2012.

AFC ENTERPRISES, INC.

By:	/s/ CHERYL A. BACHELDER
Cheryl A. Bachelder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ CHERYL A. BACHELDER Cheryl A. Bachelder	Chief Executive Officer (Principal Executive Officer)	March 7, 2012

/s/ H. MELVILLE HOPE H. Melville Hope	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2012

/s/ JOHN M. CRANOR, III John M. Cranor, III	Director, Chairman of the Board	March 7, 2012

/s/ KRISHNAN ANAND Krishnan Anand	Director	March 7, 2012

/s/ VICTOR ARIAS, JR. Victor Arias, Jr.	Director	March 7, 2012

/s/ CAROLYN H. BYRD Carolyn H. Byrd	Director	March 7, 2012

/s/ JOHN F. HOFFNER John F. Hoffner	Director	March 7, 2012

/s/ R. WILLIAM IDE, III R. William Ide, III	Director	March 7, 2012

/s/ KELVIN J. PENNINGTON Kelvin J. Pennington	Director	March 7, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

AFC Enterprises, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 25, 2011 and December 26, 2010 and the related consolidated statement of operations, changes in shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of AFC Enterprises, Inc. and its subsidiaries at December 25, 2011 and December 26, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 25, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Atlanta, GA

March 7, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AFC Enterprises, Inc.

We have audited the accompanying consolidated statements of operations, changes in shareholders’ deficit, and cash flows of AFC Enterprises, Inc. (a Minnesota Corporation) and subsidiary for the year ended December 27, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of AFC Enterprises, Inc. and subsidiary for the year ended December 27, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Atlanta, GA

March 10, 2010

AFC Enterprises, Inc.

Consolidated Balance Sheets

As of December 25, 2011, and December 26, 2010

(In millions, except share data)

	2011	2010
Current assets:
Cash and cash equivalents	$17.6	$15.9
Accounts and current notes receivable, net	7.0	5.6
Other current assets	4.8	4.3
Advertising cooperative assets, restricted	18.9	16.1

Total current assets	48.3	41.9

Long-term assets:
Property and equipment, net	27.4	21.2
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	46.5	47.0
Other long-term assets, net	2.3	2.7

Total long-term assets	87.3	82.0

Total assets	$135.6	$123.9

Current liabilities:
Accounts payable	$6.1	$4.8
Other current liabilities	8.2	7.6
Current debt maturities	5.2	4.0
Advertising cooperative liabilities	18.9	16.1

Total current liabilities	38.4	32.5

Long-term liabilities:
Long-term debt	58.8	62.0
Deferred credits and other long-term liabilities	24.6	20.2

Total long-term liabilities	83.4	82.2

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 24,383,274 and 25,685,705 shares issued and outstanding at the end of fiscal years 2011 and 2010, respectively)	0.2	0.3
Capital in excess of par value	97.6	116.4
Accumulated deficit	(83.2)	(107.4)
Accumulated other comprehensive loss	(0.8)	(0.1)

Total shareholders’ equity	13.8	9.2

Total liabilities and shareholders’ equity	$135.6	$123.9

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Operations

For Fiscal Years 2011, 2010, and 2009

(In millions, except per share data)

	2011	2010	2009
Revenues:
Sales by company-operated restaurants	$54.6	$52.7	$57.4
Franchise revenues	95.0	89.4	86.0
Rent and other revenues	4.2	4.3	4.6

Total revenues	153.8	146.4	148.0

Expenses:
Restaurant employee, occupancy and other expenses	26.1	25.8	29.5
Restaurant food, beverages and packaging	18.3	16.8	18.9
Rent and other occupancy expenses	2.7	2.1	2.6
General and administrative expenses	61.3	56.4	56.0
Depreciation and amortization	4.2	3.9	4.4
Other expenses (income), net	0.5	0.2	(2.1)

Total expenses	113.1	105.2	109.3

Operating profit	40.7	41.2	38.7
Interest expense, net	3.7	8.0	8.4

Income before income taxes	37.0	33.2	30.3
Income tax expense	12.8	10.3	11.5

Net income	$24.2	$22.9	$18.8

Earnings per common share, basic:	$0.99	$0.91	$0.74

Earnings per common share, diluted:	$0.97	$0.90	$0.74

Weighted-average shares outstanding:
Basic	24.5	25.3	25.3
Diluted	25.0	25.5	25.4

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For Fiscal Years 2011, 2010, and 2009

(In millions)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
Balance at December 28, 2008	25,294,973	$0.3	$110.5	$(149.1)	$(1.0)	$(39.3)
Net income	—	—	—	18.8	—	18.8
Other comprehensive income:
Net change in fair value of cash flow hedge (net of tax impact of $0.1 million)	—	—	—	—	(0.2)	(0.2)
Derivative loss realized in earnings during the period (net of tax impact of $0.4 million)	—	—	—	—	0.7	0.7

Total comprehensive income						19.3
Cancellation of shares	(32,914)	—	(0.1)	—	—	(0.1)
Issuance of restricted stock awards, net of forfeitures	193,858	—	—	—	—	—
Stock-based compensation expense	—	—	1.9	—	—	1.9

Balance at December 27, 2009	25,455,917	$0.3	$112.3	$(130.3)	$(0.5)	$(18.2)
Net income	—	—	—	22.9	—	22.9
Other comprehensive income:
Derivative loss realized in earnings during the period (net of tax impact of $0.2 million)	—	—	—	—	0.4	0.4

Total comprehensive income						23.3
Issuance of common stock under stock option plans	137,775	—	1.5	—	—	1.5
Issuance of restricted stock awards, net of forfeitures	92,013	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	—	2.7	—	—	2.7

Balance at December 26, 2010	25,685,705	$0.3	$116.4	$(107.4)	$(0.1)	$9.2
Net income	—	—	—	24.2	—	24.2
Other comprehensive income:
Net change in fair value of cash flow hedge (net of tax impact of $0.5 million)	—	—	—	—	(0.8)	(0.8)
Derivative loss realized in earnings during the period	—	—	—	—	0.1	0.1

Total comprehensive income						23.5
Repurchases and retirement of shares	(1,465,436)	(0.1)	(22.2)	—	—	(22.3)
Excess tax benefit from stock-based compensation	—	—	0.1	—	—	0.1
Issuance of common stock under stock option plans	59,407	—	0.6	—	—	0.6
Issuance of restricted stock awards, net of forfeitures	103,598	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	2.9	—	—	2.9

Balance at December 25, 2011	24,383,274	$0.2	$97.6	$(83.2)	$(0.8)	$13.8

See accompanying notes to consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Cash Flows

For Fiscal Years 2011, 2010, and 2009

(In millions)

	2011	2010	2009
Cash flows provided by (used in) operating activities:
Net income	$24.2	$22.9	$18.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.2	3.9	4.4
Asset write-downs	0.5	0.7	0.6
Net gain on sale of assets	(0.8)	(0.5)	(3.3)
Gain on insurance recoveries related to asset damages, net	—	—	0.4
Deferred income taxes	1.3	1.5	1.0
Non-cash interest expense, net	0.5	1.7	1.9
Provision for credit losses (recoveries)	(0.3)	(0.5)	2.1
Excess tax benefit from stock-based payment arrangements	(0.1)	—	—
Stock-based compensation expense	2.9	2.7	1.9
Change in operating assets and liabilities:
Accounts receivable	(1.4)	1.5	(1.5)
Other operating assets	(0.2)	(1.7)	1.3
Accounts payable and other operating liabilities	1.3	(3.8)	(4.4)

Net cash provided by operating activities	32.1	28.4	23.2

Cash flows provided by (used in) investing activities:
Capital expenditures	(7.6)	(3.2)	(1.4)
Proceeds from dispositions of property and equipment	0.7	—	7.9
Proceeds from notes receivable and other investing activities	0.3	3.0	11.2

Net cash provided by (used in) investing activities	(6.6)	(0.2)	17.7

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	—	(78.3)	(35.9)
Principal payments — 2010 credit facility (term loan)	(3.8)	—	—
Principal payments — 2005 revolving credit facility	—	—	(0.5)
Borrowings under 2010 credit facility (term loan)	—	40.0	—
Borrowings under 2010 revolving credit facility	2.0	22.0	—
Excess tax benefits from stock-based payment arrangements	0.1	—	—
Share repurchases	(22.3)	—	—
Proceeds from exercise of employee stock options	0.6	1.5	—
Debt issuance costs	—	(1.2)	(1.8)
Other financing activities, net	(0.4)	(0.4)	(0.7)

Net cash used in financing activities	(23.8)	(16.4)	(38.9)

Net increase in cash and cash equivalents	1.7	11.8	2.0
Cash and cash equivalents at beginning of year	15.9	4.1	2.1

Cash and cash equivalents at end of year	$17.6	$15.9	$4.1

See accompanying notes to consolidated financial statements.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009

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

Fiscal Year.  The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The 2011, 2010, and 2009 fiscal years all consisted of 52 weeks.

Cash and Cash Equivalents.  The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. Bank overdrafts were insignificant at December 25, 2011 and December 26, 2010.

Supplemental Cash Flow Information.

(in millions)	2011	2010	2009
Interest paid	$2.4	$6.4	$6.6
Corporate office lease tenant improvement allowances and incentives	(3.0)	—	—
Income taxes paid, net	10.6	10.3	8.9

Accounts Receivable, Net.  At December 25, 2011 and December 26, 2010, accounts receivable, net were $7.0 million and $5.2 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, and rents, and various miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. The Company reserves a franchisee’s receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that it may or may not collect the balance due. During 2011, 2010, and 2009, changes in the allowance for doubtful accounts were as follows:

(in millions)	2011	2010	2009
Balance, beginning of year	$1.2	$2.1	$0.5
Provisions for credit (recoveries) losses	(0.3)	(0.5)	1.9
Write-offs	(0.3)	(0.4)	(0.3)
Balance, end of year	$0.6	$1.2	$2.1

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

Notes Receivable, Net.  Notes receivable consist of notes from franchisees to finance certain past due franchise revenues and rents. The notes receivable balance is stated net of an allowance for uncollectible amounts which is evaluated each reporting period on a note-by-note basis. At December 25, 2011 all notes receivable were fully reserved. At December 26, 2010, notes receivable, net, were approximately $0.4 million, of which substantially all were current. The balance in the allowance account at both December 25, 2011 and December 26, 2010, was approximately $0.9 million.

Inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist principally of food, beverage items, paper and supplies. At December 25, 2011 and December 26, 2010, inventories of $0.4 million and $0.3 million, respectively, were included as a component of “Other current assets.”

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation.

Provisions for depreciation are made using the straight-line method over an asset’s estimated useful life: 7-35 years for buildings; 5-15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3-20 years). During 2011, 2010, and 2009, depreciation expense was approximately $3.7 million, $3.3 million, and $3.8 million, respectively.

The Company evaluates property and equipment for impairment during the fourth quarter of each year or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated restaurants, annual impairment evaluations are performed on an individual restaurant basis. The Company evaluates restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment. The Company evaluates recoverability based on the restaurant’s forecasted undiscounted cash flows for the expected remaining useful life of the unit, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the restaurant and actual results at comparable restaurants. The carrying values of restaurant assets that are not considered recoverable are written down to their estimated fair market value, which are generally measured by discounting estimated future cash flows.

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

The Company evaluates goodwill and trademarks for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. The impairment evaluation for goodwill includes a comparison of the fair value of each of the Company’s reporting units with their carrying value. The Company’s reporting units are its business segments. Goodwill is allocated to each reporting unit for purposes of this analysis. Goodwill associated with bankruptcy reorganization value is assigned to reporting units using a relative fair value approach. Goodwill associated with a business combination is allocated to the reporting unit or a component of the reporting unit expected to benefit from the synergies of the combination. The fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. The Company estimates the fair value of its

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

reporting units using a discounted cash flow model. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If a reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company follows a similar analysis for the evaluation of trademarks, but that analysis is performed on a consolidated basis. During 2011, 2010, and 2009, there was no impairment of goodwill or trademarks identified during the Company’s annual impairment testing.

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

The Company’s contributions to the advertising cooperative based on company-operated restaurant sales are reflected in the Company’s Consolidated Statements of Operations as a component of “Restaurant employee,

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

occupancy and other expenses.” Additional contributions to the advertising cooperative for national media advertising and other marketing related costs are expensed as a component of “General and administrative expenses.” During 2011, 2010, and 2009, the Company’s advertising costs were approximately $2.4 million, $2.3 million, and $6.2 million, respectively.

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

Tenant improvement allowances and other lease incentives are recognized as reductions to rent expense on a straight-line basis over the lease term.

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

As of December 25, 2011 and December 26, 2010, accumulated other comprehensive loss consisted of net unrealized loss on an interest rate swap agreements. See Note 9 for further discussion of the Company’s interest rate swap agreements.

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

Cash Consideration from Vendors.  The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its advertising fund from the beverage vendors based upon the dollar volume of

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

purchases for company-operated restaurants and franchised restaurants. For Company-operated restaurants, these incentives are recognized as earned throughout the year and are classified as a reduction of “Restaurant food, beverages and packaging” in the Consolidated Statements of Operations. The incentives recognized by company-operated restaurants were approximately $0.6 million, $0.5 million, and $0.7 million, in 2011, 2010, and 2009, respectively. Rebates earned and contributed to the cooperative advertising fund are excluded from the Company’s Consolidated Statements of Operations.

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

In 2009, there were deferred gains of $0.2 million, associated with the sale of company stores. There were no sales of company-operated restaurants in 2010 or 2011. During 2011, 2010 and 2009, previously deferred gains of approximately $0.3 million, $0.5 million, and $0.4 million, respectively, were recognized in income as a component of “Other expenses (income), net” in the accompanying Consolidated Statements of Operations.

Research and Development.  Research and development costs are expensed as incurred. During 2011, 2010, and 2009, such costs were approximately $2.3 million, $1.9 million, and $1.0 million, respectively.

Foreign Currency Transactions.  Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses are included in the accompanying Consolidated Statements of Operations as a component of “General and administrative expenses.” The net foreign currency loss was $0.1 million in 2011. The net foreign currency gains and losses were insignificant in 2010 and 2009.

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

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

The Company recorded $2.9 million ($1.9 million net of tax), $2.7 million ($1.7 million net of tax), and $1.9 million ($1.2 million net of tax), in total stock-based compensation expense during 2011, 2010, and 2009, respectively.

Subsequent Events.  The Company discloses material events that occur after the balance sheet date but before the financial statements are issued. In general, these events are recognized if the condition existed at the date of the balance sheet, but not recognized if the condition did not exist at the balance sheet date. The Company discloses non-recognized events if required to keep the financial statements from being misleading.

Derivative Financial Instruments.  The Company used interest rate swap agreements to reduce its interest rate risk on its floating rate debt under the terms of its 2010 and 2005 amended credit facility. The Company recognizes all derivatives on the balance sheet at fair value. At inception and on an on-going basis, the Company assesses whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, changes in the fair value of the derivative are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.

Note 3 — Recent Accounting Pronouncements That the Company Has Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income . The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU No. 2011-05 requires retrospective application and the Company will adopt the new guidance in its first quarter of fiscal 2012. The Company does not expect the adoption of this ASU to have any impact on its operating results.

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

Note 4 — Other Current Assets

(in millions)	2011	2010
Deferred tax assets	$0.4	$0.3
Prepaid income taxes	1.4	1.2
Prepaid expenses and other current assets	3.0	2.8
	$4.8	$4.3

Note 5— Property and Equipment, Net

(in millions)	2011	2010
Land	$3.0	$3.2
Buildings and improvements	29.7	24.6
Equipment	19.2	23.2
Properties held for sale and other	0.1	0.2

	52.0	51.2
Less accumulated depreciation and amortization	(24.6)	(30.0)
	$27.4	$21.2

At December 25, 2011 and December 26, 2010, property and equipment, net included capital lease assets with a gross book value of $0.8 million and $0.1 million accumulated amortization.

Note 6 — Trademarks and Other Intangible Assets, Net

(in millions)	2011	2010
Non-amortizable intangible assets:
Trademarks	$42.0	$42.0
Other	0.6	0.6

	42.6	42.6
Amortizable intangible assets:
Re-acquired franchise rights	7.1	7.1
Accumulated amortization	(3.2)	(2.7)

	3.9	4.4
	$46.5	$47.0

Amortization expense was approximately $0.5 million, $0.6 million, and $0.6 million, for 2011, 2010, and 2009, respectively. Estimated amortization expense is expected to be approximately $0.5 million in 2012 through 2015. The remaining weighted average amortization period for these assets is 8 years.

Note 7 — Other Current Liabilities

(in millions)	2011	2010
Accrued wages, bonuses and severances	$5.0	$5.0
Other	3.2	2.6
	$8.2	$7.6

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

Note 8 — Fair Value Measurements

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of December 25, 2011 and December 26, 2010:

	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
December 25, 2011
Financial Assets
Cash equivalents	$17.7	$—	$—	$17.7
Advertising cooperative assets, restricted	4.3	—	—	4.3
Total assets at fair value	$22.0	$—	$—	$22.0
Financial Liabilities
Interest rate swap agreement (Note 9)	$—	$1.3	$—	$1.3
Long-term debt and other borrowings	—	$66.2	—	$66.2
Total liabilities at fair value	$—	$67.5	$—	$67.5

(in millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
December 26, 2010
Financial Assets
Cash equivalents	$15.8	$—	$—	$15.8
Advertising cooperative assets, restricted	4.3	—	—	4.3
Total assets at fair value	$20.1	$—	$—	$20.1
Financial Liabilities
Interest rate swap agreement (Note 9)	—	0.1	—	0.1
Long-term debt and other borrowings	—	$67.6	—	$67.6
Total liabilities at fair value	$—	$67.7	$—	$67.7

At December 25, 2011 and December 26, 2010, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments. See Note 9 for a discussion of the fair value of the Company’s interest rate swap agreements.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

Note 9 — Long-Term Debt and Other Borrowings

(in millions)	2011	2010
2010 Credit Facilities:
Revolving credit facility	$24.0	$22.0
Term loan	36.3	40.0
Capital lease obligations	1.4	1.4
Other notes	2.3	2.6

	64.0	66.0

Less current portion	(5.2)	(4.0)
	$58.8	$62.0

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

Key terms in the 2010 Credit Facility include the following:

•	The term loan and revolving credit facility maturity date is December 23, 2015

•	The Company must maintain a Total Leverage Ratio of ≤ 2.75 to 1.

•	The interest rate is LIBOR plus 250 basis points.

•	The Company must maintain a Minimum Fixed Charge Coverage Ratio of ≥ 1.25 to 1.

•	The Company may repurchase and retire its common shares at any time the Total Leverage Ratio is less than 2.00 to 1.

•	The Company may make Permitted Acquisitions at any time the Total Leverage Ratio is less than 2.50 to 1.00.

In connection with the refinancing during 2010, the Company expensed $0.6 million associated with the extinguishment of the Term B Loan, which is reported as a component of “Interest expense, net.” Additionally, the Company capitalized approximately $1.2 million of fees related to the new facility as debt issuance costs which will be amortized over the remaining life of the facility utilizing the effective interest method for the term loan and the straight-line method for the revolving credit facility.

The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the term and revolving credit facility may fluctuate because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants of the 2010 Credit Facility. The Company also pays a quarterly commitment fee of 0.50% on the unused portions of the revolving credit facility. As of December 25, 2011, the Company had $24.0 million of loans outstanding under its revolving credit facility. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of December 25, 2011, the Company had $1.0 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $35.0 million.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

The 2010 Credit Facility is collateralized by a first priority interest in substantially all of the Company’s assets. The 2010 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its common stock and enter into certain lease transactions. The 2010 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.

Under the terms of the Company’s 2010 Credit Facility, quarterly principal payments of $1.25 million will be due during 2012, $1.50 million during 2013 and 2014, and $4.50 million during 2015.

As of December 25, 2011, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of December 25, 2011 and December 26, 2010 , the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility were 3.8% and 4.8% respectively.

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

In connection with the August 2009 amendment, the Company expensed $1.9 million during 2009, which is reported as a component of “Interest expense, net.” Additionally, the Company capitalized approximately $1.8 million of fees related to the 2009 amendment as debt issuance costs which were amortized over the remaining life of the facility utilizing the effective interest method.

Future Debt Maturities.  At December 25, 2011, aggregate future debt maturities, excluding capital lease obligations, were as follows:

(in millions)
2012	$5.2
2013	6.0
2014	6.3
2015	43.8
2016	0.3
Thereafter	1.0
$62.6

Interest Rate Swap Agreements.  The Company uses interest rate swap agreements to fix the interest rate exposure on a portion of its outstanding term loan debt. On February 22, 2011, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30 million of our floating rate debt to a fixed rate of 4.79%. The term of the swap agreements expires March 31, 2015.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

On September 10, 2009, the Company entered into interest rate swap agreements limiting the interest rate exposure on $30 million of the term loan debt to a fixed rate of 7.40%. The term of the swap agreements expired August 31, 2011.

The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:

Fair Values of Derivative Instruments

Derivative Liabilities

(In millions)	Balance Sheet Location	12/25/11	12/26/10
Interest rate swap agreements	Other current liabilities	$—	$0.1
Interest rate swap agreements	Deferred credits and other long-term liabilities	1.3	—

The Effect of Derivative Instruments on the Statement of Operations

	Amount of Gain (Loss) recognized into AOCI				Amount of Gain (Loss) Reclassified from AOCI to Income
(In millions)	2011	2010	2009		2011	2010	2009
Interest rate swap agreements, net of tax	$(0.8)	$—	$(0.2)	Interest expense, net	$(0.1)	$(0.6)	$(1.1)

	$(0.8)	$—	$(0.2)		$(0.1)	$(0.6)	$(1.1)

Net interest expense associated with these agreements was approximately $0.7 million, $0.7 million, and $1.3 million in 2011, 2010, and 2009, respectively.

Fair Value of Debt  The fair values of each of our long-term debt instruments are based on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. See Note 8 for fair value measurement disclosures.

Note 10 — Leases

The Company leases property and equipment associated with its (1) corporate facilities; (2) company-operated restaurants; (3) certain former company-operated restaurants that are now operated by franchisees and the property subleased to the franchisee; and (4) certain former company-operated restaurants that are now subleased to a third party.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

At December 25, 2011, future minimum payments under capital and non-cancelable operating leases were as follows:

(in millions)	Capital Leases	Operating Leases
2012	$0.2	$4.9
2013	0.2	5.4
2014	0.2	5.8
2015	0.2	5.6
2016	0.1	5.2
Thereafter	3.0	60.1

Future minimum lease payments	3.9	87.0
Less amounts representing interest	(2.5)	—
	$1.4	$87.0

During 2011, 2010, and 2009, rental expense was approximately $5.9 million, $4.6 million, and $5.5 million, respectively, including contingent rentals of $0.2 million, $0.2 million, and $0.1 million, respectively. At December 25, 2011, the implicit rate of interest on capital leases ranged from 8.1% to 10.9%.

The Company leases certain restaurant properties and subleases other restaurant properties to franchisees. At December 25, 2011, the aggregate gross book value and net book value of owned properties that were leased to franchisees was approximately $2.3 million and $1.7 million, respectively. During 2011, 2010, and 2009, rental income from these leases and subleases was approximately $4.1 million, and $4.2 million, and $4.6 million, respectively. At December 26, 2011, future minimum rental income associated with these leases and subleases, are approximately $3.6 million in 2012, $3.3 million in 2013, $2.7 million in 2014, $2.5 million in 2015, $2.0 million in 2016, and $9.4 million thereafter.

Note 11 — Deferred Credits and Other Long-Term Liabilities

(in millions)	2011	2010
Deferred franchise revenues	$2.4	$2.9
Deferred gains on unit conversions	1.7	2.0
Deferred rentals	6.1	3.0
Above-market rent obligations	2.7	2.8
Deferred income taxes	6.8	5.8
Other	4.9	3.7
	$24.6	$20.2

Note 12 — Common Stock

Share Repurchase Program. As originally announced on July 22, 2002, and subsequently amended and expanded, the Company’s board of directors has approved a share repurchase program of up to $215.0 million. The program, which is open-ended, allows the Company to repurchase shares of its common stock from time to time. During 2011, we repurchased and retired 1,465,436 shares of common stock for approximately $22.3 million. During fiscal 2010 and 2009 no shares of common stock were repurchased or retired.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

The remaining value of shares that may be repurchased under the program was $16.7 million at December 25, 2011. Pursuant to the terms of the Company’s 2010 Credit Facility, the Company may repurchase its common stock when the Total Leverage Ratio is less than 2.00 to 1.00. The Total Leverage Ratio at December 25, 2011 is 1.37 to 1.00.

Dividends.  During 2011 and 2010, the Company paid no dividends.

Note 13 — Stock Option Plans

The 2002 Incentive Stock Plan.  In February 2002, the Company created the 2002 Incentive Stock Plan. This plan authorized the issuance of 4.5 million shares of the Company’s common stock. All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding as of December 25, 2011 allow certain employees and directors of the Company to purchase approximately 50,000 shares of common stock. If not exercised, the options expire seven years from the date of issuance. As of May 25, 2006, the Company no longer grants options under this plan.

The 2006 Incentive Stock Plan.  In May 2006, the Company created the 2006 Incentive Stock Plan. The plan authorizes the issuance of approximately 3.3 million shares of the Company’s common stock. The plan replaced the existing 2002 Incentive Stock Plan and no further grants will be made under the 2002 Incentive Stock Plan. The 2006 Incentive Stock Plan did not increase the number of shares of stock available for grant under the 2002 Incentive Stock Plan. Options and other awards such as restricted stock, stock appreciation rights, stock grants, and stock unit grants under the plan generally may be granted to any of the Company’s employees and non-employee directors.

The options currently granted and outstanding under this plan as of December 25, 2011 allow certain employees of the Company to purchase approximately 260,000 shares of common stock which vest at 25% per year and 346,000 shares of common stock which vest at 33.3% per year.

As of December 25, 2011, an additional 200,000 options were granted and outstanding which vest at 25% per year but are only exercisable provided that certain performance criteria with regard to the Company’s common stock price are met before October 31, 2012. A third of the options are exercisable if the Company’s common stock price maintains an average of $20.00 per share for twenty consecutive trading days, a third of the options are exercisable if the Company’s common stock price maintains an average of $25.00 per share for twenty consecutive trading days, and a third of the options are exercisable if the Company’s common stock price maintains an average of $30.00 per share for twenty consecutive trading days.

As of December 25, 2011, an additional 34,000 options were granted and outstanding which vest at 25% per year but are exercisable provided that the Company achieves certain annual domestic same-store sales growth targets through 2012. If not exercised, the options under these grants expire seven years from the date of issuance.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

A Summary of Stock Option Plan Activity. The table below summarizes the activity within the Company’s stock option plans for the 52 week period ended December 25, 2011.

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Stock options:
Outstanding at beginning of year	873	$11.22
Granted options	85	15.32
Exercised options	(59)	10.99
Cancelled and expired options	(10)	10.74
Outstanding at end of year	889	$11.64	5.7	$2.9
Exercisable at end of year	437	$11.13	5.0	$1.6
Shares available for future grants under the plans at end of year	1,691

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2011 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The Company recognized approximately $0.9 million, $1.1 million, and $0.9 million, in stock-based compensation expense associated with its stock option grants during 2011, 2010, and 2009, respectively. As of December 25, 2011 there was approximately $0.6 million of total unrecognized compensation costs related to unvested stock options which are expected to be recognized over a weighted average period of approximately 1.4 years. The total fair value at grant date of awards which vested during 2011, 2010, and 2009, was $0.9 million, $0.7 million, and $0.1 million,, respectively.

The weighted average grant date fair value of awards granted during 2011, 2010, and 2009 was $8.51, $5.41, and $4.23, respectively. The total intrinsic value of stock options exercised during 2011 and 2010 was $0.3 million. There were no options exercised in 2009.

During 2011, 2010, and 2009, the fair value of option awards were estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The following weighted average assumptions were used for the grants:

	2011	2010	2009
Risk-free interest rate	2.9%	2.8%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.0	4.5	4.5
Expected volatility	56.8%	58.0%	60.6%

The risk-free interest rate is based on the United States treasury yields in effect at the time of grant. The expected term of options represents the period of time that options granted are expected to be outstanding based on the vesting period and the term of the option agreement. The estimated volatility is based on the historical volatility of the Company’s stock price and other factors.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

The following table summarizes the non-vested stock option activity for the 52 week period ended December 25, 2011:

(shares in thousands)	Shares	Weighted Average Grant Date Value
Unvested stock options outstanding at beginning of period	543	$5.16
Granted	85	8.51
Vested	(167)	5.24
Cancelled	(9)	5.53
Unvested stock options outstanding at end of period	452	$5.76

Restricted Share Awards

The Company grants restricted share awards pursuant to the 2006 Incentive Stock Plan and 2002 Incentive Stock Plan. These awards are amortized as expense on a graded vesting basis. The Company recognized approximately $1.6 million, $1.3 million, and $0.7 million, in stock-based compensation expense associated with these awards during 2011, 2010, and 2009, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period.

The following table summarizes the restricted share awards activity for the 52 week period ended December 25, 2011:

(share awards in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested restricted share awards:
Outstanding beginning of year	235	$9.40
Granted	120	15.32
Vested	(50)	8.58
Cancelled	(7)	9.83
Outstanding end of year	298	$11.91

The weighted average grant date fair value of restricted share awards granted during 2010 was $10.89.

As of December 25, 2011, there was approximately $1.2 million of total unrecognized compensation cost related to unvested restricted stock awards which are expected to be recognized over a weighted average period of approximately 1.2 years. The total fair value at grant date of awards which vested during 2011, 2010, and 2009, was $0.4 million, $0.5 million, and $0.8 million, respectively.

Restricted Share Units

The Company grants restricted stock units (RSUs) to members of its board of directors pursuant to the 2006 Incentive Stock Plan. Vested RSUs are convertible into shares of the Company’s common stock on a 1:1 basis at such time the director no longer serves on the board of the Company. The Company recognized $0.4 million,

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

$0.3 million, and $0.3 million in stock-based compensation expense associated with these awards during the 2011, 2010, and 2009, respectively. As of December 25, 2011, there was approximately $0.2 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 0.4 years. No awards vested during 2011, 2010, and 2009.

The following table summarizes the restricted share unit activity for the 52 week period ended December 25, 2011.

(share awards in thousands)	Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units:
Outstanding beginning of year	152	$10.00
Granted	25	15.90
Outstanding end of year	177	$10.82

The weighted average grant date fair value of restricted share units granted during 2010 was $10.46.

Note 14 — 401(k) Savings Plan

The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 75.0% of their eligible compensation to the Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 5.0% of their eligible compensation beginning in 2007 (increasing from 4.0% in 2006). The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.3 million, $0.3 million, and $0.2 million, during 2011, 2010, and 2009, respectively, for its contributions to the Plan.

Note 15 — Commitments and Contingencies

Supply Contracts.  Supplies are generally provided to Popeyes franchised and company-operated restaurants, pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative of which the Company is a member. The Company, its franchisees and the owners of restaurants of the other participating brand hold membership interests in SMS in proportion to the number of restaurants they own. At December 25, 2011, the Company held one of seven board seats. The operations of SMS are not included in the Consolidated Financial Statements.

The principal raw material for a Popeyes restaurant operation is fresh chicken. Company-operated and franchised restaurants purchase their chicken from suppliers who service the Company and its franchisees from various plant locations. These costs are significantly impacted by increases in the cost of fresh chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability.

In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, SMS has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, SMS has entered into commodity pricing agreements for the first half of 2012 for certain commodities including corn and soy, which impact the price of poultry and other food cost.

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

Formula and Supply Agreements with Former Owner.  The Company has a formula licensing agreement with the estate of Alvin C. Copeland, the founder of Popeyes and the primary owner of Diversified Foods and Seasonings, Inc. (“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the Popeyes fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay the estate of Mr. Copeland approximately $3.1 million annually until March 2029. During each of 2011, 2010, and 2009, the Company expensed approximately $3.1 million under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.

King Features Agreements.   We have several agreements with the King Features Syndicate Division (“King Features”) of Hearst Holdings, Inc. under which we have the non-exclusive contractual right to use the image and likeness of the cartoon character “Popeye” in the United States. Popeyes locations outside the United States have the non-exclusive use of the image and likeness of the cartoon character “Popeye” and certain companion characters. We are obligated to pay King Features a royalty of approximately $1.1 million annually, as adjusted for fluctuations in the Consumer Price Index, plus twenty percent of our gross revenues from the sale of products outside of the Popeyes restaurant system, if any. These agreements extend through December 31, 2012. We have discontinued the use of the cartoon characters in our U.S. restaurants and have very limited use of the characters in international Popeyes restaurants. We intend to phase out all use of these characters prior to the end of the current agreements.

In November of 2011, we filed a declaratory judgment action in the United States District Court for the Northern District of Georgia seeking the Court to confirm that we have no obligation to renew the agreement when we are no longer using the characters; and as a collateral matter, to confirm that when the agreements expire, both parties retain their respective rights to their intellectual property, with King Features continuing to own the copyright to the cartoon characters, and AFC continuing to own its registered trademark of the name Popeyes®.

Payments made to King Features were $1.1 million in 2011, 2010 and 2009. A portion of these payments were made from the Popeyes advertising cooperative (Note 2) and the remainder by the Company.

Business Process Services.  Certain accounting and information technology services are provided to the Company under an agreement with third party provider which expires April 30, 2012. At December 25, 2011, future minimum payments under this contract are $0.5 million in 2012. During 2011, 2010, and 2009, the Company expensed $1.4 million, $1.5 million, and $1.4 million, respectively, under this agreement.

Information Technology Outsourcing.  Certain information technology services are provided to the Company under Managed Information Technology Services Agreements with certain third party providers through the end of 2012. At December 25, 2011, future minimum payments under these contracts are

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

$1.7 million in 2012. During 2011, 2010, and 2009, the Company expensed $2.1 million, $1.7 million, and $2.4 million, respectively, under this agreement.

Employment Agreements.  As of December 25, 2011, the Company had employment agreements with six senior executives which provide for annual base salaries ranging from $288,000 to $675,000 subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements end in 2011, unless earlier terminated or otherwise renewed pursuant to the terms thereof and are automatically extended for successive one-year periods following the expiration of each term unless notice is given by the Company or the executive not to renew. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, one or two times annual base salary, as applicable, and one or two times the bonus payable, as applicable, to the individual for the fiscal year in which such termination occurs. Under the terms of the agreements, upon a change of control of the Company and a significant reduction in the executive’s responsibilities or duties, the executive may terminate employment and would be entitled to receive the same severance pay the executive would have received had the executive’s employment been terminated without cause.

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

The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 25, 2011, the Company’s insurance reserves of approximately $0.3 million were collateralized by letters of credit and/or cash deposits of $1.1 million.

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

Foreign Operations.  The Company’s international operations are limited to franchising activities. During 2011, 2010, and 2009, such operations represented approximately 12.2%, 11.9%, and 10.9%, of total franchise revenues, respectively; and approximately 7.5%, 7.2%, and 6.3%, of total revenues, respectively. At December 25, 2011, approximately $1.4 million of the Company’s accounts receivable were related to its international franchise operations.

Significant Franchisee.  During 2011, 2010, and 2009, one domestic franchisee accounted for approximately 8.3%, 8.5%, and 9.7%, respectively of the Company’s royalty revenues.

Geographic Concentrations.  Of AFC’s domestic company-operated and franchised restaurants, the majority are located in the southern and southwestern United States. The Company’s international franchisees operate in Korea, Indonesia, Canada, Turkey and various countries throughout Central America, Asia and Europe.

Note 16 — Other Expenses (Income), Net

(in millions)	2011	2010	2009
Impairments and disposals of fixed assets	$0.5	$0.7	$0.6
Net gain on sale of assets	(0.8)	(0.5)	(3.3)
Corporate service center relocation	0.8	—	—
Other	—	—	0.6
	$0.5	$0.2	$(2.1)

During 2011, the net gain on sale of assets includes the sale of two properties to a franchisee for approximately $0.7 million and recognized a gain of $0.5 million.

The Company recognized $0.8 million in expense for the corporate service center relocation in 2011. This expense was mainly for rent, legal fees and closing the previous service center.

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

During 2009, the Company sold 10 real estate properties. The Company recognized a net gain on the sale of the related assets of $3.6 million.

Note 17 — Interest Expense, Net

(in millions)	2011	2010	2009
Interest on debt	$2.8	$6.5	$7.5
Amortization and write-offs of debt issuance costs	0.4	1.1	1.3
Other debt related charges	0.6	0.6	0.5
Interest income	(0.1)	(0.2)	(0.9)
	$3.7	$8.0	$8.4

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

Note 18 — Income Taxes

Total income taxes for fiscal years 2011, 2010, and 2009, were allocated as follows:

(in millions)	2011	2010	2009
Income taxes in the statements of operations, net	$12.8	$10.3	$11.5
Income taxes charged (credited) to statements of shareholders’ equity (deficit):
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(0.1)	(0.1)	—
Other comprehensive income	0.5	0.2	0.3
	$13.2	$10.4	$11.8

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

Total U.S. and foreign income before income taxes for fiscal years 2011, 2010, and 2009, were as follows:

(in millions)	2011	2010	2009
United States	$31.4	$26.9	$24.6
Foreign	5.6	6.3	5.7
	$37.0	$33.2	$30.3

The components of income tax expense were as follows:

(in millions)	2011	2010	2009
Current income tax expense:
Federal	$9.2	$6.9	$8.7
Foreign	1.1	1.1	0.9
State	1.2	0.8	0.9

	11.5	8.8	10.5

Deferred income tax expense:
Federal	1.2	1.5	1.0
State	0.1	—	—

	1.3	1.5	1.0
	$12.8	$10.3	$11.5

Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company’s U.S. income tax liabilities.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

Reconciliations of the Federal statutory income tax rate to the Company’s effective tax rate are presented below:

	2011	2010	2009
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.1	1.5	0.1
Valuation allowance	1.9	0.4	2.1
Provision to return adjustments	0.2	(0.3)	(0.1)
Adjustments to estimated tax reserves	0.3	(5.1)	0.6
Other items, net	(2.9)	(0.5)	0.3
Effective income tax benefit rate	34.6%	31.0%	38.0%

Provision to return adjustments include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Operations to amounts reflected on our tax returns. In 2011, “Other items, net” includes a tax benefit of approximately $0.8 million, or 2.2%, for work opportunity tax credits related to prior years.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in millions)	2011	2010
Deferred tax assets:
Deferred franchise fee revenue	$1.4	$1.5
State net operating loss carry forwards	5.5	4.8
Deferred rentals	3.6	2.6
Deferred compensation	3.4	2.5
Property, plant and equipment	—	1.5
Allowance for doubtful accounts	0.3	0.5
Insurance accruals	0.1	0.2
Other accruals	0.6	0.3
Reorganization costs	2.2	2.2

Total gross deferred tax assets	17.1	16.1

Deferred tax liabilities:
Franchise value and trademarks	(17.5)	(16.8)
Property, plant and equipment	(0.5)	—

Total gross deferred liabilities	(18.0)	(16.8)

Valuation allowance	(5.5)	(4.8)

Net deferred tax liability	$(6.4)	$(5.5)

The Company assesses quarterly the likelihood that the deferred tax assets will be recovered. To make this assessment, historical levels of income, expectations and risks associated with estimates of future taxable income are considered. If recovery is not likely, the Company increases its valuation allowance for the deferred tax assets that it estimates will not be recovered.

At December 25, 2011, the Company had state net operating losses (“NOLs”) of approximately $105.0 million which continue to expire. The Company established a full valuation allowance on the deferred tax asset related to these NOLs as it is more likely than not that such tax benefit will not be realized. As such, the

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

Company has established a valuation allowance of approximately $5.5 million at December 25, 2011 and $4.8 million at December 26, 2010.

The amount of unrecognized tax benefits were approximately $2.2 million as of December 25, 2011 of which approximately $0.7 million, if recognized, would impact the effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits as for 2011, 2010 and 2009 as follows:

(in millions)	2011	2010	2009
Balance, beginning of year	$2.1	$4.9	$4.7
Additions related to current year	0.2	0.2	0.2
Reductions related to prior years	—	(2.7)	—
Reductions due to statute expiration	(0.1)	(0.3)	—
Balance, end of year	$2.2	$2.1	$4.9

The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions for the fiscal year 2011 was not significant and a $0.9 million benefit in 2010. The Company had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions as of December 25, 2011 and December 26, 2010.

Unrecognized tax benefits and accrued interest and penalties are reported as a component of deferred credits and other long-term liabilities.

The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2008 through 2010 are open to audit. In general, the state tax years open to audit range from 2007 through 2010.

Note 19 — Components of Earnings Per Share Computation

(in millions)	2011	2010	2009
Net income	$24.2	$22.9	$18.8
Denominator for basic earnings per share — weighted average shares	24.5	25.3	25.3
Dilutive employee stock options	0.5	0.2	0.1
Denominator for diluted earnings per share	25.0	25.5	25.4

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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. The weighted average number of shares subject to antidilutive options were 0.1 million and 0.4 million for the fifty-two week periods ended December 25, 2011 and December 27, 2009, respectively. The weighted average number of shares subject to antidilutive options were insignificant for the fifty-two week period ended December 26, 2010.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

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

(in millions)	2011	2010	2009
Revenues
Franchise operations(a)	$99.2	$93.7	$90.6
Company-operated restaurants	54.6	52.7	57.4

	$153.8	$146.4	$148.0

Operating profit before unallocated expenses
Franchise operations	$40.2	$39.7	$36.8
Company-operated restaurants	5.2	5.6	4.2

	45.4	45.3	41.0

Less unallocated expenses
Depreciation and amortization	4.2	3.9	4.4
Other expenses (income), net	0.5	0.2	(2.1)

Operating profit	40.7	41.2	38.7
Interest expense, net	3.7	8.0	8.4

Income before income taxes	37.0	33.2	30.3
Income tax expense	12.8	10.3	11.5

Net income	$24.2	$22.9	$18.8

Capital expenditures
Franchise operations	$4.1	$0.7	$0.4
Company-operated restaurants	3.5	2.5	1.0

	$7.6	$3.2	$1.4

Goodwill — year end
Franchise operations	$8.9	$8.9	$8.9
Company-operated restaurants	2.2	2.2	2.2

	$11.1	$11.1	$11.1

Total assets — year end
Franchise operations	$109.8	$99.0	$90.3
Company-operated restaurants	25.8	24.9	26.3

	$135.6	$123.9	$116.6

(a)	Franchise operations revenues excludes 5% inter-segment royalties

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2011, 2010, and 2009 — (Continued)

Note 21— Quarterly Financial Data (Unaudited)

	2011
(in millions, except per share data)	First(a) Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Total revenues	$46.8	$35.3	$35.4	$36.3
Operating profit	12.5	9.6	9.2	9.4
Net income	7.2	5.5	5.8	5.7
Basic earnings per common share	0.28	0.22	0.24	0.25
Diluted earnings per common share	0.28	0.22	0.24	0.23

	2010
	First(a) Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Total revenues	$43.8	$34.3	$34.1	$34.2
Operating profit	12.2	10.2	10.6	8.2
Net income	5.8	6.8	5.9	4.4
Basic earnings per common share	0.23	0.27	0.23	0.18
Diluted earnings per common share	0.23	0.26	0.23	0.18

(a)	The Company’s first quarters for 2011 and 2010 contained sixteen weeks. The remaining quarters of 2011 and 2010 contained twelve weeks each.