Form 10-Q
period 2012-04-15
AFC ENTERPRISES INC
filed 2012-05-23
CIK 1041379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 15, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 000-32369

AFC Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	58-2016606 (IRS Employer Identification No.)

400 Perimeter Center Terrace, Suite 1000 Atlanta, Georgia (Address of principal executive offices)	30346 (Zip code)

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

Yes ☐ No ☑

As of May 13, 2012 there were 24,353,396 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.

Part 1.   Financial Information

Item 1.	Financial Statements

AFC Enterprises, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In millions, except share data)

	04/15/12	12/25/11
ASSETS
Current assets:
Cash and cash equivalents	$22.0	$17.6
Accounts and current notes receivable, net	6.8	7.0
Other current assets	2.4	4.8
Advertising cooperative assets, restricted	25.3	18.9

Total current assets	56.5	48.3

Long-term assets:
Property and equipment, net	27.5	27.4
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	46.3	46.5
Other long-term assets, net	2.1	2.3

Total long-term assets	87.0	87.3

Total assets	$143.5	$135.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3.7	$6.1
Other current liabilities	7.5	8.2
Current debt maturities	5.5	5.2
Advertising cooperative liabilities	25.3	18.9

Total current liabilities	42.0	38.4

Long-term liabilities:
Long-term debt	56.0	58.8
Deferred credits and other long-term liabilities	25.1	24.6

Total long-term liabilities	81.1	83.4

Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 24,432,649 and 24,383,274 shares issued and outstanding at April 15, 2012 and December 25, 2011, respectively)	0.2	0.2
Capital in excess of par value	96.0	97.6
Accumulated deficit	(74.9)	(83.2)
Accumulated other comprehensive loss	(0.9)	(0.8)

Total shareholders’ equity	20.4	13.8

Total liabilities and shareholders’ equity	$143.5	$135.6

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)

(In millions, except per share data)

	16 Weeks Ended
	04/15/12	04/17/11
Revenues:
Sales by company-operated restaurants	$19.8	$17.6
Franchise revenues	31.7	27.9
Rent and other revenues	1.3	1.3

Total revenues	52.8	46.8

Expenses:
Restaurant employee, occupancy and other expenses	9.4	8.4
Restaurant food, beverages and packaging	6.6	5.8
Rent and other occupancy expenses	0.9	0.8
General and administrative expenses	20.4	18.5
Depreciation and amortization	1.3	1.3
Other expenses (income), net	—	(0.5)

Total expenses	38.6	34.3

Operating profit	14.2	12.5
Interest expense, net	1.1	1.1

Income before income taxes	13.1	11.4
Income tax expense	4.8	4.2

Net income	$8.3	$7.2

Earnings per common share, basic:	$0.34	$0.28

Earnings per common share, diluted:	$0.34	$0.28

Weighted-average shares outstanding:
Basic	24.1	25.4

Diluted	24.6	25.8

Comprehensive income	$8.2	$6.9

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Deficit		Total
Balance at December 25, 2011	24,383,274	$0.2	$97.6	$(83.2)	$(0.8)	$13.8
Net income	—	—	—	8.3	—	8.3
Change in fair value of cash flow hedge, net of income taxes	—	—	—	—	(0.1)	(0.1)
Repurchases and retirement of shares	(196,282)	—	(3.3)	—	—	(3.3)
Issuance of common stock under stock option plan	34,666	—	0.4	—	—	0.4
Issuance of restricted stock awards, net of forfeitures	210,991	—	(0.9)	—	—	(0.9)
Excess tax benefits from stock-based compensation	—	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	1.4	—	—	1.4

Balance at April 15, 2012	24,432,649	$0.2	$96.0	$(74.9)	$(0.9)	$20.4

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In millions)

	16 Weeks Ended
	04/15/12	04/17/11
Cash flows provided by (used in) operating activities:
Net income	$8.3	$7.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1.3	1.3
Asset write-downs	0.1	0.1
Net gain on sale of assets	(0.1)	(0.6)
Deferred income taxes	0.4	0.5
Non-cash interest expense, net	0.1	0.1
Provision for credit losses	(0.1)	—
Excess tax benefits from stock-based compensation	(0.8)	(0.1)
Stock-based compensation expense	1.4	0.7
Change in operating assets and liabilities:
Accounts receivable	0.3	(0.9)
Other operating assets	3.1	2.1
Accounts payable and other operating liabilities	(3.6)	(3.2)

Net cash provided by operating activities	10.4	7.2

Cash flows provided by (used in) investing activities:
Capital expenditures	(1.2)	(1.0)
Proceeds from dispositions of property and equipment	—	0.7
Proceeds from notes receivable and other investing activities	—	0.1

Net cash used in investing activities	(1.2)	(0.2)

Cash flows provided by (used in) financing activities:
Principal payments — 2010 credit facility (term loan)	(2.5)	(1.2)
Share repurchases	(3.3)	(6.5)
Proceeds from exercise of employee stock options	0.4	0.4
Excess tax benefits from stock-based compensation	0.8	0.1
Other financing activities, net	(0.2)	(0.3)

Net cash used in financing activities	(4.8)	(7.5)

Net increase (decrease) in cash and cash equivalents	4.4	(0.5)
Cash and cash equivalents at beginning of year	17.6	15.9

Cash and cash equivalents at end of quarter	$22.0	$15.4

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business

AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade names Popeyes ® Chicken & Biscuits and Popeyes ® Louisiana Kitchen (collectively “Popeyes ®”) in 45 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 26 foreign countries.

Note 2 — Significant Accounting Policies

The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 25, 2011, which are contained in the Company’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 25, 2011 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of April 15, 2012 have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2011 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2011 Form 10-K.

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

Recently Adopted Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) - Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the Company in the first quarter of fiscal 2012. The measurement provisions of this ASU did not impact our financial statements and all necessary disclosures have been complied with in this Form 10-Q.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for the Company in its first quarter of fiscal 2012 and applied retrospectively. All necessary disclosures have been complied with in this Form 10-Q.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350): Intangibles – Goodwill and Other (ASU 2011-08). The amendments are intended to simplify goodwill impairment testing by permitting an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value before performing the two-step goodwill impairment test that exists currently. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 was effective for the Company in the first quarter of fiscal 2012. The measurement provisions of this ASU did not impact our financial statements and all necessary disclosures have been complied within this Form 10-Q.

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 — Other Current Liabilities

(In millions)	04/15/12	12/25/11

Accrued wages, bonuses and severances	$2.6	$5.0
Accrued income taxes payable	2.3	—
Other	2.6	3.2

Other Current Liabilities	$7.5	$8.2

Note 4 — Fair Value Measurements

The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of April 15, 2012 and December 25, 2011:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value

April 15, 2012
Financial Assets
Cash equivalents	$20.7	$—	$—	$20.7
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$25.0	$—	$—	$25.0

Financial Liabilities
Interest rate swap agreement	$—	$1.4	$—	$1.4
Long term debt and other borrowings	—	60.8	—	60.8
Total liabilities at fair value	$—	$62.2	$—	$62.2

December 25, 2011
Financial Assets
Cash equivalents	$17.7	$—	$—	$17.7
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$22.0	$—	$—	$22.0

Financial Liabilities
Interest rate swap agreement	$—	$1.3	$—	$1.3
Long Term debt and other borrowings	—	66.2	—	66.2
Total liabilities at fair value	$—	$67.5	$—	$67.5

There were no transfers among levels within the fair value hierarchy during the sixteen weeks ended April 15, 2012.

At April 15, 2012 and December 25, 2011, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.

The fair value of our interest rate swap is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”). The fair values of each of our long-term debt instruments are based on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity.

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 — Long-Term Debt

(In millions)	04/15/12	12/25/11
2010 Credit Facility:
Revolving credit facility	$24.0	$24.0
Term Loan	33.8	36.3
Capital lease obligations	1.4	1.4
Other notes	2.3	2.3

	61.5	64.0
Less current portion	(5.5)	(5.2)

Long-term debt	$56.0	$58.8

2010 Credit Facility. On December 23, 2010, the Company entered into a bank credit facility (the “2010 Credit Facility”) with a group of lenders consisting of a five year $60.0 million revolving credit facility and $40.0 million term loan.

Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of April 15, 2012, the Company had $1.0 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $35.0 million.

As of April 15, 2012, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of April 15, 2012, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility was 3.9%.

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

The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges. The fair value gain or loss on the interest rate swaps is included as a component of the “Accumulated other comprehensive loss” (“AOCL”). The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:

Fair Values of Derivative Instruments

(In millions)
Derivative Liabilities
Derivative Instrument	Balance Sheet Location	04/15/12	12/25/11
Interest rate swap agreements	Deferred credits and other long-term liabilities	$1.4	$1.3

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Sixteen Weeks ended April 15, 2012 and April 17, 2011

	Amount of Gain (Loss) Recognized in AOCL (effective portion)
(In millions)	2012	2011
Interest rate swap agreements	$(0.1)	$(0.5)

	$(0.1)	$(0.5)

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 — Deferred Credits and Other Long-Term Liabilities

(In millions)	04/15/12	12/25/11

Deferred franchise revenues	$2.4	$2.4
Deferred gains on unit conversions	1.6	1.7
Deferred rentals	6.2	6.1
Above-market rent obligations	2.7	2.7
Deferred income taxes	6.9	6.8
Other	5.3	4.9

Deferred Credits and Other Long-Term Liabilities	$25.1	$24.6

Note 7 — Comprehensive Income

Comprehensive income is net income plus the change in fair value of the Company’s cash flow hedge discussed in Note 5. The following table presents the components of comprehensive income for the sixteen week periods ended April 15, 2012 and April 17, 2011:

	16 Weeks Ended
(In millions)	04/15/12	04/17/11
Net income	$8.3	$7.2

Other comprehensive loss:
Change in fair value of interest rate swap agreements (a)	(0.1)	(0.3)

Comprehensive income	$8.2	$6.9

(a)	Amounts are shown net of income taxes which were insignificant for the sixteen week period ended April 15, 2012 and $0.2 million for the sixteen week period ended April 17, 2011.

Note 8 — Other Expenses (Income), Net

	16 Weeks Ended
(In millions)	04/15/12	04/17/11
Impairments and disposals of fixed assets	$0.1	$0.1
Net gain on sale of assets	(0.1)	(0.6)
Other Expenses (Income), Net	$—	$(0.5)

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

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At April 15, 2012, the Company’s insurance reserves of approximately $0.3 million were collateralized by letters of credit and/or cash deposits of $1.1 million.

Note 10 — Interest Expense, Net

	16 Weeks Ended
(In millions)	04/15/12	04/17/11
Interest on debt	$0.8	$0.8
Amortization and write-offs of debt issuance costs	0.1	0.1
Other debt related charges	0.2	0.2

Interest Expense, Net	$1.1	$1.1

Note 11 — Income Taxes

The Company’s effective tax rates for the sixteen week periods ended April 15, 2012 and April 17, 2011 were 36.6% and 36.8%, respectively. The effective rates differ from statutory rates due to adjustments to estimated tax reserves and permanent differences.

The amount of unrecognized tax benefits was approximately $2.2 million as of April 15, 2012 and December 25, 2011, of which approximately $0.7 million, if recognized, would affect the effective income tax rate.

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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. During the sixteen week period ended April 17, 2011, approximately 0.1 million weighted stock options were not included in the computation of diluted earnings per share.

	16 Weeks Ended
(In millions)	04/15/12	04/17/11
Numerator for earnings per share computation:
Net Income	$8.3	$7.2

Denominator for basic earnings per share — weighted average shares	24.1	25.4
Effect of dilutive share-based employee and director compensation	0.5	0.4

Denominator for diluted earnings per share	24.6	25.8

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

	16 Weeks Ended
	04/15/12	04/17/11
Revenues
Franchise restaurants(a)	$33.0	$29.2
Company-operated restaurants	19.8	17.6

	52.8	46.8

Operating profit before unallocated expenses
Franchise restaurants(b)	13.8	11.6
Company-operated restaurants	1.7	1.7

	15.5	13.3

Less unallocated expenses(c)
Depreciation and amortization	1.3	1.3
Other expenses (income), net	—	(0.5)

Operating Profit	14.2	12.5

Interest expense, net	1.1	1.1

Income before income taxes	13.1	11.4
Income tax expense	4.8	4.2

Net Income	$8.3	$7.2

Capital expenditures
Franchise operations	$0.2	$0.1
Company-operated restaurants	1.0	0.9

	$1.2	$1.0

(a)	Franchise operations revenues exclude 5% inter-segment royalties.
(b)	Includes inter-segment royalties for the quarter of $1.0 million in 2012 and $0.9 million in 2011.
(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis for AFC Enterprises, Inc. (“AFC” or the “Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report and in conjunction with the Company’s Annual Report on Form10-K for the fiscal year ended December 25, 2011 (the “2011 Form 10-K”).

Nature of Business

We develop, operate and franchise quick-service restaurants (“QSRs”) under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.

As of April 15, 2012, we operated and franchised 2,044 Popeyes restaurants in 45 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 26 foreign countries.

Total Operating Restaurants as of:	04/15/12	04/17/11
Domestic:
Company-Operated	40	38
Franchised	1,589	1,549
International:
Franchised	415	410

Total	2,044	1,997

Our Business Strategy

The Company continues to strengthen its competitive position in the restaurant industry and quick service restaurant sector by executing its Strategic Plan which is based on the following pillars:

•	Build a Distinctive Brand

o

We have achieved positive global same-store sales for 8 consecutive quarters. Guest response to our national media, our appealing promotional offerings and a steady pipeline of innovative new products continue to strengthen Popeyes market share position in the quick-service restaurant industry.

•	Run Great Restaurants

o

The transformation of our restaurants into the new Popeyes Louisiana Kitchen image is underway. With approximately 10% of our system now in the new image, the Company’s goal is to have 600 restaurants in the new image by the end of 2012. Both speed of service at the drive-thru and overall guest satisfaction continue to be key initiatives. At quarter end, approximately three-quarters of the system attained speed of service below 180 seconds and received “% Delighted” scores of 5 out of 5 in our guest satisfaction survey.

•	Grow Restaurant Profits

o

Our intense focus on the profitability of our franchisees is a key differentiator of our brand. Our efforts continue to benefit our system in the form of increasing restaurant profits despite rising costs. Although our restaurants experienced commodity cost inflation of approximately 2.5% in the first quarter, we expect that the combination of top-line sales, cost savings and in-restaurant controls will drive restaurant operating profits higher than last year.

•	Accelerate Quality Restaurant Openings

o	The average unit volumes of Popeyes new domestic freestanding restaurants are approximately 40 percent higher than the system average of $1.1 million as a result of enhanced site selection analytics and discipline.

•	Develop Servant Leaders

o	Our focus in this new strategic pillar announced at year-end is intended to sustain our track record of solid financial results through a servant leadership culture and a focus on employee engagement.

Management Overview of 2012 Operating Results (First Quarter)

Our first quarter of 2012 results and highlights include the following:

•

Reported net income was $8.3 million compared to $7.2 million last year. On a per diluted share basis, reported net income was 21% higher at $0.34 compared to $0.28 last year. Adjusted earnings per diluted share were $0.35 compared to $0.27 in 2011. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•

Global same-store sales increased 7.4% on top of a 3.9% increase last year. Domestic same-store sales increased 8.1% on top of a 3.9% increase in 2011. International same-store sales increased 2.3% on top of a 4.1% increase last year. Our first quarter two-year same-store sales growth was 12.0% for domestic and 6.4% for international.

•	Global system-wide sales increased 11.8% on top of a 6.9% increase last year.

•	The Popeyes system opened 26 restaurants and permanently closed 17 restaurants, resulting in 9 net openings compared to 18 net openings last year.

•

Operating EBITDA was $16.0 million, at 30.3% of Total revenues, compared to 2011 Operating EBITDA of $13.3 million, at 28.4% of Total revenues. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•

The Company’s Free cash flow was $9.8 million compared to $8.2 million in 2011. Through the end of the first quarter, the Company used approximately $3.3 million of cash to repurchase 196,282 shares of its common stock under the Company’s current share repurchase program. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

A summary of our financial results and key operational metrics is presented below.

	16 Weeks Ended
(Dollars in millions)	04/15/12	04/17/11
Sales by company-operated restaurants	$19.8	$17.6
Franchise revenues (a)	31.7	27.9
Rent and other revenues	1.3	1.3

Total revenues	$52.8	$46.8

Operating profit	$14.2	$12.5

Net income	$8.3	$7.2

Global system-wide sales increase	11.8%	6.9%

Same-store sales increase (b)
Company-operated restaurant segment	3.9%	6.4%
Domestic franchised restaurants	8.3%	3.8%
Total domestic (company-operated and franchised restaurants)	8.1%	3.9%
International franchised restaurants	2.3%	4.1%
Total global system	7.4%	3.9%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	40	38
New restaurant openings	—	—
Unit conversions, net	—	—
Permanent closings	—	—
Temporary (closings)/re-openings, net	—	—

Restaurants at the end of first quarter	40	38

Franchised restaurants (domestic and international)
Restaurants at beginning of period	1,995	1,939
New restaurant openings	26	32
Permanent closings	(17)	(14)
Temporary (closings)/re-openings, net	—	(2)

Restaurants at the end of first quarter	2,004	1,959

Total system restaurants	2,044	1,997

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the first quarter of 2012 and 2011, franchisee sales, as reported by our franchisees, were approximately $643.3 million and $575.4 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

2012 Same-Store Sales — First Quarter

Global same-store sales increased 7.4% on top of a 3.9% increase in 2011, for a two-year growth of 11.3%. Total domestic same-store sales increased 8.1% on top of a 3.9% increase last year. According to independent data, in the first quarter 2012, Popeyes same-store sales outpaced the chicken QSR category for the 16th consecutive quarter and the QSR category for 3 of the last 5 quarters.

International same-store sales increased 2.3% percent and represented the 9th consecutive quarter of positive same-store sales. First quarter two-year same-store sales growth was 6.4%.

Looking Forward to the Remainder of 2012

For 2012, the Company now expects global same-store sales growth in the range of 4.0% to 5.0%, compared to previous guidance of 3.0% to 4.0%, as a result of our strong first quarter performance. As a reminder, the Company’s same-store sales guidance for 2012 considers the rollover of strong 5.7% same-store sales performance in the fourth quarter of 2011.

Previous guidance regarding company-operated restaurant development was 7 to 9 new restaurants in 2012. The Company now expects that 4 to 6 restaurants will open in the fourth quarter of 2012, and 3 will open in early 2013. Reflected in the Company’s revised guidance is a $0.01 reduction to EPS in the current year as a result of this adjusted schedule.

Accordingly, capital expenditures for the year are now expected to be $10 to $12 million, reduced from the Company’s previous estimate of $13 to $15 million.

The Company’s previous guidance regarding general and administrative expenses was 2.9% to 3.0% of system-wide sales versus 3.1% for 2011. Full year general and administrative expenses are now expected to be approximately 3.0% of system-wide sales as the Company continues to invest in additional new growth initiatives and franchisee support services. As a percentage of system-wide sales, the Company’s general and administrative expenses remain among the lowest in the QSR industry.

Adjusted earnings per diluted share are now expected to be in the range of $1.13 to $1.16, compared to previous guidance of $1.09 to $1.13. Our guidance includes approximately $0.01 for the 53rd week in fiscal 2012. Adjusted earnings per diluted share in fiscal 2011 was $0.99.

The Company also reiterates its original guidance on the following items:

•	New restaurant openings in the range of 135-155 restaurants, and net restaurant openings in the range of 60-100 vs. 65 net openings in 2011.
•	In 2012, the Company plans to repurchase approximately $15.0 million in outstanding shares, compared to $22.3 million of share repurchases in 2011.

The Company’s effective income tax rate in 2012 is expected to be 37-38% compared to 34.6% in 2011.

o        The Company’s 2012 effective tax rate guidance reflects the expiration of Work Opportunity Tax Credits which were received in prior years.

Comparisons of the First Quarter for 2012 and 2011

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $19.8 million in the first quarter of 2012, an increase of $2.2 million from the first quarter of 2011. The increase was primarily due to a same–store sales increase of 3.9% and 2011 new restaurant openings.

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

Franchise revenues were $31.7 million in the first quarter of 2012, a $3.8 million increase from the first quarter of 2011. The increase was primarily due to an increase in royalty revenue from positive same-store sales and new franchised restaurants.

Company-operated Restaurant Operating Profit

Company-operated restaurant operating profit (“ROP”) was $3.8 million, at 19.2% of sales, compared to $3.4 million, at 19.3% percent of sales, last year. The $0.4 million increase in ROP was primarily due to an increase in same store sales and higher average volumes at new company-operated restaurants. Same-store sales of company-operated restaurants were 3.9% on top of 6.4% in the first quarter of the prior year, for a two-year sales growth of 10.3%. Company-operated restaurant operating profit is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

General and Administrative Expenses

General and administrative expenses were $20.4 million, or 3.1% of system-wide sales, compared to $18.5 million, or 3.1% of system-wide sales last year.

This increase was primarily attributable to a $0.7 million increase in long-term employee incentive costs, $0.5 million in legal fees related to licensing arrangements, a $0.2 million planned increase in training and restaurant opening support costs, a $0.3 million increase in domestic franchise development expenses and a $0.2 million increase in information technology expenses and other general and administrative expenses, net.

Income Tax Expense

Income tax expense was $4.8 million, at an effective tax rate of 36.6%, compared to an effective tax rate of 36.8% in the prior year. The effective tax rates differ from statutory rates due to tax credits.

Liquidity and Capital Resources

We finance our business activities primarily with:

•	cash flows generated from our operating activities, and

•	borrowings under our 2010 Credit Facility.

Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $10.4 million and $7.2 million for the sixteen week periods ended April 15, 2012 and April 17, 2011, respectively. See our condensed consolidated statements of cash flows in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $22.0 million available as of April 15, 2012), and available borrowings under our 2010 Credit Facility (approximately $35.0 million available as of April 15, 2012), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.

Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:

•	reinvestment in our core business activities that promote the Company’s strategic initiatives,

•	repurchase shares of our common stock, and

•	reduction of long-term debt.

Our investment in core business activities includes our obligation to maintain our company-operated restaurants and provide marketing plans and operations support to our franchise system.

Under the terms of the Company’s 2010 Credit Facility, quarterly principal payments of $1.25 million will be due during 2012, $1.50 million during 2013 and 2014, and $4.50 million during 2015.

Pursuant to the 2010 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of ≤ 2.75 to 1.0 through December 23, 2015. As of April 15, 2012, the Company’s Total Leverage Ratio was 1.25 to 1.0. The Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries.

The Company repurchased approximately 196,282 shares of our common stock for approximately $3.3 million during the first quarter of 2012. As of April 15, 2012, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $13.4 million. The Company may repurchase and retire its common shares at any time its Total Leverage Ratio is less than 2.00 to 1.

Subsequent to April 15, 2012 through May 23, 2012, the Company used $2.1 million of cash to repurchase and retire 119,621 shares of common stock under the Company’s current share repurchase program. For fiscal 2012 through May 23, 2012, the Company has used $5.4 million of cash to repurchase and retire 315,903 shares of its common stock. As of May 23, 2012, the remaining value of shares that may be repurchased under the program is approximately $11.3 million.

Critical Accounting Policies and Significant Estimates

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2011 Form 10-K.

Contractual Obligations

The Company’s material contractual obligations are summarized and included in our 2011 Form 10-K. During the sixteen weeks ended April 15, 2012, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2011 Form 10-K.

Long-Term Debt

For a discussion of our long-term debt, see Note 5 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2. See Note 9 in the 2011 Form 10-K for more information about the Company’s long-term debt.

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

During the sixteen week period ended April 15, 2012, we invested approximately $1.2 million in various capital projects, including approximately $1.0 million in company restaurant reimages and construction, $0.1 million of IT projects and $0.1 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.

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

Management’s Use of Non-GAAP Financial Measures

Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow are supplemental non-GAAP financial measures. The Company uses Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow in addition to net income, operating profit and cash flows from operating activities, to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and performance of its business because they provide a link between profitability and operating cash flow. Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, Adjusted earnings per diluted share, Operating EBITDA, Company- operated restaurant operating profit and Free cash flow: (a) do not represent net income, cash flows from operations or earnings per share as defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to net income, earnings per share, operating profit, cash flows from operating activities or other financial information determined under GAAP.

Adjusted Earnings per Diluted Share: Calculation and Definition

The Company defines Adjusted earnings for the periods presented as the Company’s reported Net income after adjusting for certain non-operating items consisting of (i) other expense (income), net (which for first quarter 2012 includes $0.1 million for impairments and disposals of fixed assets offset by $0.1 million gain on the sale of assets, for first quarter 2011 includes $0.6 million for net gain on sales of assets partially offset by $0.1 million for impairments and disposals of fixed assets and for fiscal 2011 includes $0.8 million in expenses for the global service center relocation and $0.5 million in impairments and disposals of fixed assets, offset by a $0.8 million net gain on the sale of two properties to a franchisee), (ii) for first quarter 2012 approximately $0.5 million in legal fees related to licensing arrangements, (iii) accelerated depreciation in fiscal 2011 related to the Company’s relocation to a new global service center, and (iv) the tax effect of these adjustments at the effective statutory rates.

Adjusted Earnings per Diluted Share provides the per share effect of Adjusted earnings on a diluted basis. The following table reconciles on a historical basis first quarter 2012, first quarter 2011, and fiscal year 2011 the Company’s Adjusted Earnings per Diluted Share on a consolidated basis to the line on its condensed consolidated statement of operations entitled Net income, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to Adjusted Earnings per Diluted Share.

(in millions, except per share data)	Q1 2012	Q1 2011	Fiscal 2011

Net income	$8.3	$7.2	$24.2

Other expense (income), net	-	(0.5)	0.5

Legal fees related to licensing arrangements	0.5	-	-

Accelerated depreciation related to the Company’s relocation to a new Global Service Center	-	-	0.5

Tax effect	(0.2)	0.2	(0.5)
Adjusted earnings	$8.6	$6.9	$24.7
Adjusted earnings per diluted share	$0.35	$0.27	$0.99
Weighted average diluted shares outstanding	24.6	25.8	25.0

Operating EBITDA: Calculation and Definition

The Company defines “Operating EBITDA” as earnings before interest expense, taxes, depreciation and amortization, other expenses (income), net and legal fees related to licensing arrangements. The following table reconciles on a historical basis for first quarter 2012 and first quarter 2011, the Company’s earnings on a consolidated basis to the line on its condensed consolidated statement of operations entitled “Net income”, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to Operating EBITDA. “Operating EBITDA as a percentage of Total Revenues” is defined as “Operating EBITDA” divided by “Total revenues”.

(dollars in millions)	Q1 2012	Q1 2011
Net income	$8.3	$7.2

Interest expense, net	1.1	1.1

Income tax expense	4.8	4.2

Depreciation and amortization	1.3	1.3

Other expenses (income), net	-	(0.5)

Legal fees related to licensing arrangements	0.5	-
Operating EBITDA	$16.0	$13.3
Total revenues	$52.8	$46.8
Operating EBITDA as a percentage of Total Revenues	30.3%	28.4%

Company-operated restaurant operating profit: Calculation and Definition

The Company defines “Company-operated restaurant operating profit” as “Sales by company-operated restaurants” minus “Restaurant employee, occupancy and other expenses” minus “Restaurant food, beverages and packaging”. The following table reconciles on a historical basis for first quarter 2012 and first quarter 2011, Company-operated restaurant operating profit to the line item on its consolidated statement of operations entitled “Sales by company-operated restaurants”, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to Company-operated restaurant operating profit. “Company-operated restaurant operating profit as a percentage of sales by company-operated restaurants” is defined as “Company-operated restaurant operating profit” divided by “Sales of company-operated restaurants.”

(dollars in millions)	Q1 2012	Q1 2011
Sales by company-operated restaurants	$19.8	$17.6

Restaurant employee, occupancy and other expenses	9.4	8.4

Restaurant food, beverages and packaging	6.6	5.8

Company-operated restaurant operating profit	$3.8	$3.4
Company-operated restaurant operating profit as a percentage of sales by company-operated restaurants	19.2%	19.3%

Free Cash Flow: Calculation and Definition

The Company defines “Free Cash Flow” as net income plus depreciation and amortization, plus stock-based compensation expense, minus maintenance capital expenses (which includes: for first quarter 2012 $1.0 million in Company restaurant reimages and construction, $0.1 million of information technology projects and $0.1 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and equipment; and for first quarter 2011 $0.6 million in restaurant reimages, $0.2 million of information technology projects and $0.2 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and equipment).

The following table reconciles on a historical basis for the first quarter 2012 and first quarter 2011, the Company’s Free Cash Flow on a consolidated basis to the line on its consolidated statement of operations entitled “Net income”, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to Free Cash Flow.

(dollars in millions)	Q1 2012	Q1 2011
Net Income	$8.3	$7.2

Depreciation and amortization	1.3	1.3

Stock-based compensation expense	1.4	0.7

Maintenance capital expenditures	(1.2)	(1.0)
Free cash flow	$9.8	$8.2

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s planned implementation of its strategic plan, projections and expectations regarding same-store sales for fiscal 2012 and beyond, the Company’s ability to improve restaurant level margins, guidance for new restaurant openings and closures, and the Company’s anticipated 2012 and long-term performance, including projections regarding general and administrative expenses, and net earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2010 Credit Facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in the 2010 Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in the Company’s 2011 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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

In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken pricing contracts with chicken suppliers. The contracts, which pertain to a vast majority of our system-wide purchases for Popeyes, are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for 2012 for certain commodities including corn and soy, which impact the price of poultry and other food cost.

Instances of food-borne illness or avian flu could adversely affect the price and availability of poultry. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us and could result in a decline in our sales.

Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the sixteen weeks ended April 15, 2012 and April 17, 2011, foreign currency revenues represented approximately 4.8% and 5.2%, respectively, of our total revenues. All other things being equal, for the sixteen weeks ended April 15, 2012, operating profit would have decreased by approximately $0.2 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.

As of April 15, 2012, approximately $1.1 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 26 foreign countries with approximately 30% of our revenues from international royalties originating from restaurants in Korea and Canada.

Interest Rate Risk With Respect to our 2010 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2010 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 15, 2012, we had outstanding borrowings under our 2010 Credit Facility of $57.8 million.

On February 22, 2011, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 4.8%. The term of the swap agreements expires March 31, 2015.

As of April 15, 2012, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility, including the effect of the interest rate swap agreements, was approximately 3.9%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2010 Credit Facility would be approximately $0.3 million, taking into account our interest rate swap agreements.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors presently disclosed in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2012, we repurchased 196,282 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan

Period 1 12/26/11 — 1/22/12	—	$—	—	$16,652,499

Period 2 1/23/12 — 2/19/12	—	$—	—	$16,652,499

Period 3 2/20/12 — 3/18/12	—	$—	—	$16,652,499

Period 4 3/19/12 — 4/15/12	196,282	$16.81	196,282	$13,352,715

Total	196,282	$16.81	196,282	$13,352,715

All shares were repurchased pursuant to the Company’s share repurchase program previously announced on July 22, 2002.

Item 6. Exhibits

(a) Exhibits

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 10.1	Promotion Letter Agreement among Registrant and Ralph Bower

Exhibit 10.2	For of Performance-Based Restricted Stock Unit Grant Certificate

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

* Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 12 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: May 23, 2012	By:	/s/ H. Melville Hope, III

H. Melville Hope, III
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)