Form 10-Q
period 2012-07-08
AFC ENTERPRISES INC
filed 2012-08-15
CIK 1041379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 8, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2012 there were 24,033,081 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.

Part 1. Financial Information

Item 1.	Financial Statements

AFC Enterprises, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In millions, except share data)

	07/08/12	12/25/11
ASSETS
Current assets:
Cash and cash equivalents	$20.6	$17.6
Accounts and current notes receivable, net	7.2	7.0
Other current assets	3.4	4.8
Advertising cooperative assets, restricted	25.5	18.9

Total current assets	56.7	48.3

Long-term assets:
Property and equipment, net	27.1	27.4
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	46.2	46.5
Other long-term assets, net	1.9	2.3

Total long-term assets	86.3	87.3

Total assets	$143.0	$135.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3.3	$6.1
Other current liabilities	7.2	8.2
Current debt maturities	5.8	5.2
Advertising cooperative liabilities	25.5	18.9

Total current liabilities	41.8	38.4

Long-term liabilities:
Long-term debt	54.4	58.8
Deferred credits and other long-term liabilities	23.9	24.6

Total long-term liabilities	78.3	83.4

Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 24,165,184 and 24,383,274 shares issued and outstanding at July 8, 2012 and December 25, 2011, respectively)	0.2	0.2
Capital in excess of par value	91.8	97.6
Accumulated deficit	(68.3)	(83.2)
Accumulated other comprehensive loss	(0.8)	(0.8)

Total shareholders’ equity	22.9	13.8

Total liabilities and shareholders’ equity	$143.0	$135.6

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)

(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	07/08/12	07/10/11	07/08/12	07/10/11
Revenues:
Sales by company-operated restaurants	$14.3	$12.3	$34.1	$29.9
Franchise revenues	24.3	22.0	56.0	49.9
Rent and other revenues	1.0	1.0	2.3	2.3

Total revenues	39.6	35.3	92.4	82.1

Expenses:
Restaurant employee, occupancy and other expenses	7.0	6.2	16.4	14.6
Restaurant food, beverages and packaging	4.8	4.1	11.4	9.9
Rent and other occupancy expenses	0.6	0.6	1.5	1.4
General and administrative expenses	14.6	13.6	35.0	32.1
Depreciation and amortization	1.1	1.0	2.4	2.3
Other expenses (income), net	0.1	0.2	0.1	(0.3)

Total expenses	28.2	25.7	66.8	60.0

Operating profit	11.4	9.6	25.6	22.1
Interest expense, net	0.9	0.9	2.0	2.0

Income before income taxes	10.5	8.7	23.6	20.1
Income tax expense	3.9	3.2	8.7	7.4

Net income	$6.6	$5.5	$14.9	$12.7

Earnings per common share, basic:	$0.28	$0.22	$0.62	$0.51

Earnings per common share, diluted:	$0.27	$0.22	$0.61	$0.50

Weighted-average shares outstanding:
Basic	23.9	24.4	24.0	25.0

Diluted	24.4	24.8	24.5	25.4

Comprehensive income	$6.6	$5.2	$14.9	$12.1

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Deficit		Total
Balance at December 25, 2011	24,383,274	$0.2	$97.6	$(83.2)	$(0.8)	$13.8
Net income	—	—	—	14.9	—	14.9

Repurchases and retirement of shares	(465,442)	—	(8.6)	—	—	(8.6)
Issuance of common stock under stock option plan	39,606	—	0.5	—	—	0.5
Issuance of restricted stock awards, net of forfeitures	207,746	—	(1.0)	—	—	(1.0)
Excess tax benefits from stock-based compensation	—	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	2.5	—	—	2.5

Balance at July 8, 2012	24,165,184	$0.2	$91.8	$(68.3)	$(0.8)	$22.9

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In millions)

	28 Weeks Ended
	07/08/12	07/10/11
Cash flows provided by (used in) operating activities:
Net income	$14.9	$12.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.4	2.3
Asset write-downs	0.2	0.2
Net gain on sale of assets	(0.1)	(0.7)
Deferred income taxes	(0.6)	0.5
Non-cash interest expense, net	0.2	0.3
Provision for credit losses	(0.1)	—
Excess tax benefits from stock-based compensation	(0.8)	(0.1)
Stock-based compensation expense	2.5	1.4
Change in operating assets and liabilities:
Accounts receivable	(0.1)	(0.8)
Other operating assets	2.1	1.3
Accounts payable and other operating liabilities	(4.4)	(3.4)

Net cash provided by operating activities	16.2	13.7

Cash flows provided by (used in) investing activities:
Capital expenditures	(1.9)	(1.7)
Proceeds from dispositions of property and equipment	—	0.7
Proceeds from notes receivable and other investing activities	—	0.2

Net cash used in investing activities	(1.9)	(0.8)

Cash flows provided by (used in) financing activities:
Principal payments — 2010 credit facility (term loan)	(3.8)	(2.5)
Borrowings under 2010 revolving line of credit	—	2.0
Share repurchases	(8.6)	(22.3)
Proceeds from exercise of employee stock options	0.5	0.6
Excess tax benefits from stock-based compensation	0.8	0.1
Other financing activities, net	(0.2)	(0.4)

Net cash used in financing activities	(11.3)	(22.5)

Net increase (decrease) in cash and cash equivalents	3.0	(9.6)
Cash and cash equivalents at beginning of year	17.6	15.9

Cash and cash equivalents at end of quarter	$20.6	$6.3

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

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 25, 2011 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of July 8, 2012 have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2011 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2011 Form 10-K.

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

Recently Adopted Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the Company in the first quarter of fiscal 2012. The measurement provisions of this ASU did not impact our financial statements and all necessary disclosures have been complied with in this Form 10-Q.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350): Intangibles — Goodwill and Other (ASU 2011-08). The amendments are intended to simplify goodwill impairment testing by permitting an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value before performing the two-step goodwill impairment test that exists currently. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 was effective for the Company in the first quarter of fiscal 2012. The measurement provisions of this ASU did not impact our financial statements and all necessary disclosures have been complied within this Form 10-Q.

Note 3 — Other Current Liabilities

(In millions)	07/08/12	12/25/11
Accrued wages, bonuses and severances	$4.2	$5.0
Other	3.0	3.2

Other Current Liabilities	$7.2	$8.2

Note 4 — Fair Value Measurements

The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of July 8, 2012 and December 25, 2011:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value

July 8, 2012
Financial Assets
Cash equivalents	$19.6	$—	$—	$19.6
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3

Total assets at fair value	$23.9	$—	$—	$23.9

Financial Liabilities
Interest rate swap agreement	$—	$1.4	$—	$1.4
Long term debt and other borrowings	—	59.7	—	60.2

Total liabilities at fair value	$—	$61.1	$—	$61.6

December 25, 2011
Financial Assets
Cash equivalents	$17.7	$—	$—	$17.7
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3

Total assets at fair value	$22.0	$—	$—	$22.0

Financial Liabilities
Interest rate swap agreement	$—	$1.3	$—	$1.3
Long Term debt and other borrowings	—	66.2	—	64.0

Total liabilities at fair value	$—	$67.5	$—	$65.3

There were no transfers among levels within the fair value hierarchy during the twenty-eight weeks ended July 8, 2012.

At July 8, 2012 and December 25, 2011, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.

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

Note 5 — Long-Term Debt

(In millions)	07/08/12	12/25/11
2010 Credit Facility:
Revolving credit facility	$24.0	$24.0
Term Loan	32.5	36.3
Capital lease obligations	1.4	1.4
Other notes	2.3	2.3

	60.2	64.0

Less current portion	(5.8)	(5.2)

Long-term debt	$54.4	$58.8

2010 Credit Facility. On December 23, 2010, the Company entered into a bank credit facility (the “2010 Credit Facility”) with a group of lenders consisting of a five year $60.0 million revolving credit facility and $40.0 million term loan.

Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of July 8, 2012, the Company had $0.8 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $35.2 million.

As of July 8, 2012, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of July 8, 2012, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility was 3.9%.

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

The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges. The fair value gain or loss on the interest rate swaps is included as a component of the “Accumulated other comprehensive loss” (“AOCL”). The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:

Fair Values of Derivative Instruments

(In millions)
Derivative Liabilities
Derivative Instrument	Balance Sheet Location	07/08/12	12/25/11
Interest rate swap agreements	Deferred credits and other long-term liabilities	$1.4	$1.3

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Twenty-Eight Weeks ended July 8, 2012 and July 10, 2011

	Amount of Gain (Loss) Recognized in AOCL (effective portion)
(In millions)	2012	2011
Interest rate swap agreements	$—	$(0.6)

Note 6 — Deferred Credits and Other Long-Term Liabilities

(In millions)	07/08/12	12/25/11
Deferred franchise revenues	$2.5	$2.4
Deferred gains on unit conversions	1.6	1.7
Deferred rentals	6.3	6.1
Above-market rent obligations	2.7	2.7
Deferred income taxes	6.0	6.8
Other	4.8	4.9

Deferred Credits and Other Long-Term Liabilities	$23.9	$24.6

Note 7 — Comprehensive Income

Comprehensive income is net income plus the change in fair value of the Company’s cash flow hedge discussed in Note 5. The following table presents the components of comprehensive income for the twenty-eight week periods ended July 8, 2012 and July 10, 2011:

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/08/12	07/10/11	07/08/12	07/10/11
Net income	$6.6	$5.5	$14.9	$12.7

Other comprehensive loss:
Change in fair value of interest rate swap agreements (a)	$—	$(0.3)	$—	$(0.6)

Comprehensive income	$6.6	$5.2	$14.9	$12.1

(a)	Amounts are shown net of income taxes which were insignificant for the sixteen and twenty-eight week periods ended July 8, 2012. The tax impacts for the sixteen and twenty-eight week periods ended July 10, 2011 were $0.2 million and $0.4 million, respectively.

Note 8 — Other Expenses (Income), Net

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/08/12	07/10/11	07/08/12	07/10/11
Impairments and disposals of fixed assets	$0.1	$0.1	$0.2	$0.2

Net gain on sale of assets	—	(0.1)	(0.1)	(0.7)

Other	—	0.2	—	0.2

Other Expenses (Income), Net	$0.1	$0.2	$0.1	$(0.3)

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

The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At July 8, 2012, the Company’s insurance reserves of approximately $0.3 million were collateralized by letters of credit and/or cash deposits of $0.9 million.

Note 10 — Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/08/12	07/10/11	07/08/12	07/10/11
Interest on debt	$0.7	$0.7	$1.5	$1.5
Amortization and write-offs of debt issuance costs	0.1	0.1	0.2	0.2
Other debt related charges	0.1	0.1	0.3	0.3

Interest Expense, Net	$0.9	$0.9	$2.0	$2.0

Note 11 — Income Taxes

The Company’s effective tax rates for the twelve week periods ended July 8, 2012 and July 10, 2011 were 37.1% and 36.8%, respectively. The Company’s effective tax rates for the twenty-eight week periods ended July 8, 2012 and July 10, 2011 were 36.9% and 36.8%, respectively. The effective tax rates differ from statutory rates due to tax credits and permanent differences between reported income before income taxes and taxable income for tax purposes.

The amount of unrecognized tax benefits was approximately $2.2 million as of July 8, 2012 and December 25, 2011, of which approximately $0.6 million, if recognized, would affect the effective income tax rate.

The Company successfully concluded the audit of its 2009 U.S. federal income tax return with the Internal Revenue Service during the second fiscal quarter of 2012. As a result of concluding the audit, the Company received a tax refund of $0.4 million. The net impact of concluding the audit did not have a material impact on income tax expense during the twelve or twenty-eight weeks ended July 8, 2012.

The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2008 and 2010 are open to audit. In general, the state tax years open to audit range from 2007 through 2010.

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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. During the twelve and twenty-eight week period ended July 10, 2011, approximately 0.1 million weighted stock options were not included in the computation of diluted earnings per share.

	12 Weeks Ended		28 Weeks Ended
(In millions)	07/08/12	07/10/11	07/08/12	07/10/11
Numerator for earnings per share computation:
Net Income	$6.6	$5.5	$14.9	$12.7

Denominator for basic earnings per share — weighted average shares	23.9	24.4	24.0	25.0

Effect of dilutive share-based employee and director compensation	0.5	0.4	0.5	0.4

Denominator for diluted earnings per share	24.4	24.8	24.5	25.4

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

	12 Weeks Ended		28 Weeks Ended
	07/08/12	07/10/11	07/08/12	7/10/11

Revenues
Franchise restaurants(a)	$25.3	$23.0	$58.3	$52.2
Company-operated restaurants	14.3	12.3	34.1	29.9

	39.6	35.3	92.4	82.1

Operating profit before unallocated expenses
Franchise restaurants(b)	11.3	9.8	25.1	21.4
Company-operated restaurants	1.3	1.0	3.0	2.7

	12.6	10.8	28.1	24.1

Less unallocated expenses(c)
Depreciation and amortization	1.1	1.0	$2.4	2.3
Other expenses (income), net	0.1	0.2	0.1	(0.3)

Operating Profit	11.4	9.6	25.6	22.1

Interest expense, net	0.9	0.9	2.0	2.0

Income before income taxes	10.5	8.7	23.6	20.1
Income tax expense	3.9	3.2	8.7	7.4

Net Income	$6.6	$5.5	$14.9	$12.7

Capital expenditures
Franchise operations	$0.2	$0.3	$0.4	$0.4
Company-operated restaurants	0.5	0.4	1.5	1.3

	$0.7	$0.7	$1.9	$1.7

(a)	Franchise operations revenues exclude 5% inter-segment royalties.
(b)	Includes inter-segment royalties for the quarter of $0.7 million in 2012 and $0.6 million in 2011. The year-to-date inter-segment royalties include $1.7 million in 2012 and $1.5 million in 2011.
(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

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

As of July 8, 2012, we operated and franchised 2,049 Popeyes restaurants in 45 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 25 foreign countries.

Total Operating Restaurants as of:	07/08/12	12/25/11
Domestic:
Company-Operated	40	40
Franchised	1,597	1,587
International:
Franchised	412	408

Total	2,049	2,035

Our Business Strategy

The Company continues to strengthen its competitive position in the restaurant industry and quick service restaurant sector by executing its Strategic Plan which is based on the following pillars:

•	Build a Distinctive Brand

•

We have achieved positive global same-store sales for the ninth consecutive quarter. Our sustained media presence in the second quarter, and the addition of integrated digital media campaigns, coupled with our innovative boneless, seafood and bone-in chicken promotions, once again fueled domestic same-store sales growth.

•	Run Great Restaurants

•

At the end of the second quarter, approximately 14% of the Popeyes domestic system restaurants had incorporated the new Popeyes Louisiana Kitchen re-image. Our goal is to have approximately one-third of our domestic system in the new restaurant image by the end of 2012.

•	Speed of service at the drive-thru continued to improve. By the end of the second quarter, approximately 75% of our domestic system restaurants attained speed of service below our 180 second standard.

•

We revised our Guest Experience Monitor (“GEM”) process in the first quarter and are pleased that we have doubled the number of guest survey responses. For the second quarter, GEM “Overall Delighted” scores were approximately 70%.

•	Grow Restaurant Profits

•	In the first quarter of 2012, our franchisees recorded their highest average profits since we began tracking this metric four years ago despite commodity cost inflation of 2.5%.

•

As with many others in the restaurant industry, Popeyes continued to face commodity inflation in the second quarter. On a full year basis, the Company now expects food costs to increase by approximately 3%, which equates to an approximate 1% negative impact on Restaurant Operating Profit margins.

•

Similar to the first half of 2012, we expect to offset the impact of commodity inflation noted above by continuing to deliver top-line sales growth, and implementing on-going supply chain cost savings and in-restaurant cost controls.

•	Accelerate Quality Restaurant Openings

•

Our development strategies continue to result in sales volumes of new restaurant openings which significantly exceed the system average. Of the 24 domestic restaurant openings through the end of the second quarter, approximately 70% have been in top priority development markets.

•	Our international team opened 12 new restaurants in the second quarter, including our first free-standing restaurant in San Jose, Costa Rica and our first restaurant in Lima, Peru.

•	Company-operated restaurant development remains on track, with between 4 and 6 new restaurants planned for 2012.

•	Create a Culture of Servant Leaders

•

Our initiatives in this new strategic pillar focus on creating a servant leader culture and an employee experience which will consistently deliver a distinctive and positive Popeyes guest experience. We believe this is a unique opportunity to differentiate our brand and elevate our sales and returns by improving the experience of our employees and our guests. We will be providing further updates as part of our Strategic Plan discussions going forward.

Management Overview of 2012 Operating Results (Second Quarter)

Our second quarter of 2012 results and highlights include the following:

•

Reported net income was $6.6 million compared to $5.5 million last year. On a per diluted share basis, reported net income was 23% higher at $0.27 compared to $0.22 last year. Adjusted earnings per diluted share were $0.27, compared to $0.23 in 2011. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•

Global same-store sales increased 7.5% compared to a 0.7% increase in the second quarter of last year. Through the end of the second quarter, global same-store sales were 7.5% compared to a 2.5% increase in the same period of prior year.

•	Global system-wide sales increased 11.5% rolling over a 4.8% increase in the second quarter of last year.

•

The Popeyes system opened 25 restaurants during the second quarter and permanently closed 16 restaurants, resulting in 9 net openings compared to 5 in the prior year. Through the end of the second quarter, the Popeyes system opened 51 and permanently closed 33 restaurants, for net restaurant openings of 18 compared to 23 last year.

•

Through the end of the second quarter, Operating EBITDA increased 19% to $28.6 million at 31.0% of Total Revenues, compared to the prior year Operating EBITDA of $24.1 million at 29.4% of Total Revenues. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•

The Company generated $18.2 million of Free Cash Flow through the second quarter compared to $14.7 million last year. Free Cash Flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions)	7/08/12	07/10/11	07/08/12	07/10/11
Sales by company-operated restaurants	$14.3	$12.3	$34.1	$29.9
Franchise revenues (a)	24.3	22.0	56.0	49.9
Rent and other revenues	1.0	1.0	2.3	2.3

Total revenues	$39.6	$35.3	$92.4	$82.1

Operating profit	$11.4	$9.6	$25.6	$22.1

Net income	$6.6	$5.5	$14.9	$12.7

Global system-wide sales increase	11.5%	4.8%	11.7%	6.0%

Same-store sales increase (b)
Company-operated restaurant segment	7.8%	(0.2)%	5.5%	3.6%
Domestic franchised restaurants	8.4%	0.5%	8.3%	2.3%
Total domestic (company-operated and franchised restaurants)	8.4%	0.5%	8.2%	2.4%
International franchised restaurants	0.9%	2.3%	1.8%	3.3%
Total global system	7.5%	0.7%	7.5%	2.5%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	40	38	40	38
New restaurant openings	—	—	—	—
Unit conversions, net	—	—	—	—
Permanent closings	—	—	—	—

Restaurant at the end of second quarter	40	38	40	38

Franchised restaurants (domestic and international)

Restaurants at beginning of period	2,004	1,959	1,995	1,939
New restaurant openings	25	30	51	62
Permanent closings	(16)	(25)	(33)	(39)
Temporary (closings)/re-openings, net	(4)	(2)	(4)	—

Restaurants at the end of second quarter	2,009	1,962	2,009	1,962

Total system restaurants	2,049	2,000	2,049	2,000

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the second quarter of 2012 and 2011, franchisee sales, as reported by our franchisees, were approximately $497.6 million and $447.2 million, respectively. For the twenty-eight weeks ended July 8, 2012 and July 10, 2011, franchisee sales, as reported by our franchisees, were approximately $1,140.9 million and $1,022.5 million, respectively.
(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

2012 Same-Store Sales — Second Quarter

Global same-store sales increased 7.5% in the second quarter compared to a 0.7% increase in 2011, for a two-year growth of 8.2%. Total domestic same-store sales increased 8.4% on top of a 0.5% increase last year. According to independent data, in the second quarter 2012, Popeyes same-store sales outpaced the chicken QSR category for the 17th consecutive quarter and the QSR category for three consecutive quarters.

International same-store sales increased 0.9% and represented the 10th consecutive quarter of positive same-store sales. Second quarter two-year same-store sales growth was 3.2%.

Looking Forward to the Remainder of 2012

The Company now expects global same-store sales growth in the range of 5.0%-6.0%, compared to previous guidance of 4.0% to 5.0%. It is important to remember that the Company is rolling over a very strong 5.8% global same-store sales increase in the fourth quarter of last year.

The Company continues to expect new restaurant openings to be in the range of 135-155. Included in this total are 4 to 6 Company-operated restaurants that the Company expects to open in the fourth quarter of 2012. We expect net restaurant openings of 60-90 compared to prior guidance of 60-100, as we refine our expected closing range. In 2011, the Company opened 65 net new restaurants.

The Company expects to realize approximately $2 million associated with the transfer of two large groups of Popeyes restaurants. These fees will be reinvested to accelerate projects directly associated with our strategies intended to deliver shareholder value. These additional investments will result in total general and administrative expense for 2012 in the range of $67 to $68 million, which is approximately 3% of system-wide sales.

The Company now expects its effective tax rate will be approximately 37%, which is the lower end of the previous guidance of 37%-38% primarily as a result of recognition of certain tax credits following the completion of its 2009 U.S. federal income tax audit in the second quarter.

Adjusted earnings per diluted share are now expected to be in the range of $1.17-$1.19, an increase from our previous guidance of $1.13 to $1.16. This represents an approximate 18% increase over the $0.99 of adjusted earnings per diluted share reported in fiscal 2011. Our guidance includes approximately $0.01 for the 53rd week in fiscal 2012.

The Company also reiterates its guidance on the following items:

•	In 2012, the Company plans to repurchase approximately $15.0 million of its outstanding shares, compared to the $22.3 million of shares repurchased in 2011.

•	Capital expenditures for the year are expected to be $10 to $12 million.

Comparisons of the Second Quarter for 2012 and 2011

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $14.3 million in the second quarter of 2012, an increase of $2.0 million from the second quarter of 2011. The increase was primarily due to a same–store sales increase of 7.8% and 2011 new restaurant openings.

Franchise Revenues

Franchise revenues have three basic components: (1) royalties that are based on a percentage (typically 5%) of franchisee sales; (2) franchise fees associated with new unit openings, renewals and transfers; and (3) development fees associated with the agreement pursuant to which a franchisee may develop new restaurants in a given market. Royalties are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues.

Franchise revenues were $24.3 million in the second quarter of 2012, a $2.3 million increase from the second quarter of 2011. The increase was primarily due to an increase in royalty revenue from positive same-store sales and new franchised restaurants.

Company-operated Restaurant Operating Profit

Company-operated restaurant operating profit (“ROP”) was $2.5 million at 17.5% of sales, compared to $2.0 million at 16.3% of sales last year. The increase in ROP was primarily due to an increase in same-store sales, higher average volumes at company-operated restaurants and two new restaurants opened in the fourth quarter of 2011. Same-store sales of company-operated restaurants increased 7.8% compared to a decrease of 0.2% in the second quarter of the prior year. The second quarter two-year sales growth of 7.6%. Company-operated restaurant operating profit is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

General and Administrative Expenses

General and administrative expenses were $14.6 million, or 2.9% of system-wide sales, compared to $13.6 million, or 3.0% of system-wide sales last year.

The $1.0 million increase in general and administrative expenses was primarily attributable to a $0.8 million increase in short-term and long-term employee incentive costs and a $0.2 million increase in domestic franchise development expenses.

Income Tax Expense

Income tax expense was $3.9 million, at an effective tax rate of 37.1%, compared to an effective tax rate of 36.8% in the prior year. The effective tax rates differ from statutory rates due to tax credits and permanent differences between reported income before income taxes and taxable income for tax purposes.

The Company successfully concluded the audit of its 2009 U.S. federal income tax return with the Internal Revenue Service during the second fiscal quarter 2012. As a result of concluding the audit, the Company received a tax refund of $0.4 million. The net impact of concluding the audit did not have a material impact on income tax expense during the twelve or twenty-eight weeks ended July 8, 2012.

Comparisons of the Twenty-Eight Weeks Ended July 8, 2012 and July 10, 2011

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $34.1 million in the twenty-eight weeks ended July 8, 2012, a $4.2 million increase from 2011. The increase was primarily due to the positive 5.5% increase in same store sales year-to-date 2012 and two new restaurants opened in the fourth quarter of 2011.

Franchise Revenues

Franchise revenues were $56.0 million in the twenty-eight weeks ended July 8, 2012, a $6.1 million increase from 2011. The increase was primarily due to an increase in royalty revenue from positive same-store sales and new franchised restaurants.

Company-operated Restaurant Operating Profit

Company-operated restaurant operating profit (“ROP”) was $6.3 million in the twenty-eight weeks ended July 8, 2012, or 18.5% of sales, compared to $5.4 million, or 18.1% of sales, last year. The $0.9 million increase in ROP was primarily due to the increase in same store sales of 5.5% and two new restaurants opened in the fourth quarter of 2011. Company-operated ROP is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

General and Administrative Expenses

General and administrative expenses were $35.0 million in the twenty-eight weeks ended July 8, 2012, or 3.1% of system-wide sales, compared to $32.1 million, or 3.1% of system-wide sales, last year.

The $2.9 million increase in general and administrative expenses was primarily attributable to a $1.8 million increase in short-term and long-term employee incentive costs, $0.5 million in legal fees related to licensing arrangements, a $0.4 million increase in domestic franchise development expenses and a $0.2 million increase in information technology expenses and other general and administrative expenses, net.

Income Tax Expense

Income tax expense was $8.7 million, at an effective tax rate of 36.9%, compared to an effective tax rate of 36.8% in the prior year. The effective tax rates differ from statutory rates due to tax credits and permanent differences between reported income before income taxes and taxable income for tax purposes.

Liquidity and Capital Resources

We finance our business activities primarily with:

•	cash flows generated from our operating activities, and

•	borrowings under our 2010 Credit Facility.

Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $16.2 million and $13.7 million for the twenty eight week periods ended July 8, 2012 and July 10, 2011, respectively. See our condensed consolidated statements of cash flows in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $20.6 million available as of July 8, 2012), and available borrowings under our 2010 Credit Facility (approximately $35.2 million available as of July 8, 2012), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.

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

Pursuant to the 2010 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of ≤ 2.75 to 1.0 through December 23, 2015. As of July 8, 2012, the Company’s Total Leverage Ratio was 1.16 to 1.0. The Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries.

The Company repurchased 269,160 shares of our common stock for approximately $5.3 million during the second quarter of 2012. The Company may repurchase and retire its common shares at any time its Total Leverage Ratio is less than 2.00 to 1.

Subsequent to July 8, 2012 through August 15, 2012, the Company used $2.9 million to repurchase and retire 132,103 shares of common stock under the Company’s current share repurchase program. For fiscal 2012 through August 15, 2012, the Company has used $11.5 million to repurchase and retire approximately 600,000 shares of its common stock. As of August 15, 2012, the remaining value of shares that may be repurchased under the program is approximately $5.2 million.

Critical Accounting Policies and Significant Estimates

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2011 Form 10-K.

Contractual Obligations

The Company’s material contractual obligations are summarized and included in our 2011 Form 10-K. During the twenty-eight weeks ended July 8, 2012, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2011 Form 10-K.

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

During the twenty-eight week period ended July 8, 2012, we invested approximately $1.9 million in various capital projects, including approximately $1.4 million in company restaurant reimages and construction, $0.4 million of IT projects and $0.1 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.

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

Management’s Use of Non-GAAP Financial Measures

Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow are supplemental non-GAAP financial measures. The Company uses Adjusted earnings per diluted share, Operating EBITDA, Company-

operated restaurant operating profit and Free cash flow in addition to Net income, Operating profit and Cash flows from operating activities, to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and performance of its business because they provide a link between profitability and operating cash flow. Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, Adjusted earnings per diluted share, Operating EBITDA, Company- operated restaurant operating profit and Free cash flow: (a) do not represent Net income, Cash flows from operations or Earnings per share as defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to Net income, Earnings per share, Operating profit, Cash flows from operating activities or other financial information determined under GAAP.

Adjusted Earnings per Diluted Share: Calculation and Definition

The Company defines “Adjusted earnings” for the periods presented as the Company’s reported “Net income” after adjusting for certain non-operating items consisting of the following:

(i)	other expense (income), net, as follow:

•	for second quarter 2012 includes $0.1 million for impairments and disposals of fixed assets;

•

for second quarter 2011 includes $0.1 million for impairments and disposals of fixed assets, $0.2 million of other expenses related to the Company’s relocation to a new Global Service Center offset by $0.1 million for net gain on sales of assets;

•	for second quarter year-to-date 2012 includes $0.2 million for impairments and disposals of fixed assets offset by $0.1 million net gain on the sale of assets;

•

for second quarter year-to-date 2011 includes $0.2 million for impairments and disposals of fixed assets, $0.2 million of other expenses related to the Company’s relocation to a new Global Service Center offset by $0.7 million for net gain on sales of assets;

•

for fiscal 2011 includes $0.8 million in expenses for the Global Service Center relocation and $0.5 million in impairments and disposals of fixed assets, offset by a $0.8 million net gain on the sale of two properties to a franchisee;

(ii)	for second quarter 2012 year-to-date approximately $0.5 million in legal fees related to licensing arrangements;

(iii)	accelerated depreciation related to the Company’s relocation to a new Global Service Center;

(iv)	and the tax effect of these adjustments at the effective statutory rates.

Adjusted earnings per diluted share provides the per share effect of Adjusted earnings on a diluted basis. The following table reconciles on a historical basis for second quarter 2012, second quarter 2011, second quarter year-to-date 2012, second quarter year-to-date 2011 and fiscal year 2011 the Company’s Adjusted earnings per diluted share on a consolidated basis to the line on its condensed consolidated statement of operations entitled Net income, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statement of Operations and Comprehensive Income to Adjusted earnings per diluted share.

(in millions, except per share data)	Q2 2012	Q2 2011	Year-to- date 7/08/2012	Year-to-date 7/10/2011	Fiscal 2011
Net income	$6.6	$5.5	$14.9	$12.7	$24.2
Other expense (income), net	0.1	0.2	0.1	(0.3)	0.5
Legal fees related to licensing arrangements	—	—	0.5	—	—

Accelerated depreciation related to the Company’s relocation to a new Global Service Center	—	0.1	—	0.3	0.5

Tax effect	(0.1)	(0.1)	(0.3)	(0.1)	(0.5)

Adjusted earnings	$6.6	$5.7	$15.2	$12.6	$24.7

Adjusted earnings per diluted share	$0.27	$0.23	$0.62	$0.50	$0.99

Weighted average diluted shares outstanding	24.4	24.8	24.5	25.4	25.0

Operating EBITDA: Calculation and Definition

The Company defines “Operating EBITDA” as earnings before interest expense, taxes, depreciation and amortization, other expenses (income), net and legal fees related to licensing arrangements. The following table reconciles on a year-to-date historical basis through the second quarter 2012 and second quarter 2011, the Company’s Operating EBITDA on a consolidated basis to the line on its Condensed Consolidated Statement of Operations and Comprehensive Income entitled “Net income”, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statement of Operations and Comprehensive Income to Operating EBITDA. “Operating EBITDA as a percentage of Total Revenues” is defined as “Operating EBITDA” divided by “Total revenues”.

(dollars in millions)	Year-to-date 7/08/2012	Year-to-date 7/10/2011

Net income	$14.9	$12.7
Interest expense, net	2.0	2.0
Income tax expense	8.7	7.4
Depreciation and amortization	2.4	2.3
Other expenses (income), net	0.1	(0.3)
Legal fees related to licensing arrangements	0.5	—

Operating EBITDA	$28.6	$24.1

Total revenues	$92.4	$82.1

Operating EBITDA as a percentage of Total revenues	31.0%	29.4%

Company-operated restaurant operating profit: Calculation and Definition

The Company defines “Company-operated restaurant operating profit” as “Sales by company-operated restaurants” minus “Restaurant employee, occupancy and other expenses” minus “Restaurant food, beverages and packaging”. The following table reconciles on a historical basis for second quarter 2012, second quarter 2011, year-to-date 2012 and year-to-date 2011, Company-operated restaurant operating profit to the line item on its Condensed Consolidated Statement of Operations and Comprehensive Income entitled ”Sales by company-operated restaurants”, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statement of Operations and Comprensive Income to Company-operated restaurant operating profit. “Company-operated restaurant operating profit as a percentage of sales by company-operated restaurants” is defined as “Company-operated restaurant operating profit” divided by “Sales of company-operated restaurants.”

(dollars in millions)	Q2 2012	Q2 2011	Year-to-date 7/08/2012	Year-to-date 7/10/2011
Sales by company-operated restaurants	$14.3	$12.3	$34.1	$29.9
Restaurant employee, occupancy and other expenses	7.0	6.2	16.4	14.6
Restaurant food, beverages and packaging	4.8	4.1	11.4	9.9

Company-operated restaurant operating profit	$2.5	$2.0	$6.3	$5.4

Company-operated restaurant operating profit as a percentage of sales by company-operated restaurants	17.5%	16.3%	18.5%	18.1%

Free Cash Flow: Calculation and Definition

The Company defines “Free cash flow” as Net income plus depreciation and amortization, plus Stock-based compensation expense, minus maintenance capital expenses (which includes: for second quarter year-to-date 2012 $0.6 million in Company restaurant reimages, $0.4 million of information technology projects and $0.6 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and equipment; and for second quarter year-to-date 2011 $0.9 million in restaurant reimages, $0.4 million of information technology projects and $0.4 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and equipment).

The following table reconciles on a historical basis for the second quarter year-to-date 2012 and second quarter year-to-date 2011, the Company’s Free cash flow on a consolidated basis to the line on its Consolidated Statement of Operations and Comprehensive Income entitled “Net income”, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statement of Operations and Comprehensive Income to Free cash flow.

(dollars in millions)	Year-to-date 7/08/2012	Year-to-date 7/10/2011
Net income	$14.9	$12.7
Depreciation and amortization	2.4	2.3
Stock-based compensation expense	2.5	1.4
Maintenance capital expenditures	(1.6)	(1.7)

Free cash flow	$18.2	$14.7

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

Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the twenty-eight weeks ended July 8, 2012 and July 10, 2011, foreign currency revenues represented approximately 6.8% and 7.3%, respectively, of our total revenues. All other things being equal, for the twenty-eight weeks ended July 8, 2012, operating profit would have decreased by approximately $0.4 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.

As of July 8, 2012, approximately $1.0 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 25 foreign countries with approximately 30% of our revenues from international royalties originating from restaurants in Korea and Canada.

Interest Rate Risk With Respect to our 2010 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2010 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 8, 2012, we had outstanding borrowings under our 2010 Credit Facility of $56.5 million.

On February 22, 2011, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 4.8%. The term of the swap agreements expires March 31, 2015.

As of July 8, 2012, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility, including the effect of the interest rate swap agreements, was approximately 3.9%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2010 Credit Facility would be approximately $0.3 million, taking into account our interest rate swap agreements.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors presently disclosed in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2012, we repurchased 269,160 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 5 4/16/12 - 5/13/12	119,621	$17.58	119,621	$11,249,403
Period 6 5/14/12 - 6/10/12	121,491	$21.05	121,491	$8,692,209
Period 7 6/11/12 - 7/8/12	28,048	$21.71	28,048	$8,083,363

Total	269,160	$19.58	269,160	$8,083,363

All shares were repurchased pursuant to the Company’s share repurchase program previously announced on July 22, 2002.

Item 6. Exhibits

(a) Exhibits

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 12 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: August 15, 2012	By:	/s/ H. Melville Hope, III

H. Melville Hope, III
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)