Form 10-Q
period 2012-09-30
AFC ENTERPRISES INC
filed 2012-11-07
CIK 1041379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 28, 2012 there were 24,020,745 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.

INDEX

Page
PART 1 FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2012 and December 25, 2011	2
Condensed Consolidated Statements of Operations and Comprehensive Income for the Twelve Week and Forty Week Periods Ended September 30, 2012 and October 2, 2011	3
Condensed Consolidated Statement of Changes in Shareholders’ Equity for the Forty Week Period Ended September 30, 2012	4
Condensed Consolidated Statements of Cash Flows for the Forty Week Periods Ended September 30, 2012 and October 2, 2011	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART 2 OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6. Exhibits	28
SIGNATURE	29

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101

Part 1. Financial Information

Item 1.	Financial Statements

AFC Enterprises, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In millions, except share data)

	09/30/12	12/25/11
ASSETS
Current assets:
Cash and cash equivalents	$24.8	$17.6
Accounts and current notes receivable, net	6.7	7.0
Other current assets	3.6	4.8
Advertising cooperative assets, restricted	23.5	18.9

Total current assets	58.6	48.3

Long-term assets:
Property and equipment, net	29.2	27.4
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	46.0	46.5
Other long-term assets, net	1.9	2.3

Total long-term assets	88.2	87.3

Total assets	$146.8	$135.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3.1	$6.1
Other current liabilities	7.6	8.2
Current debt maturities	6.0	5.2
Advertising cooperative liabilities	23.5	18.9

Total current liabilities	40.2	38.4

Long-term liabilities:
Long-term debt	52.9	58.8
Deferred credits and other long-term liabilities	26.8	24.6

Total long-term liabilities	79.7	83.4

Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 24,020,745 and 24,383,274 shares issued and outstanding at September 30, 2012 and December 25, 2011, respectively)	0.2	0.2
Capital in excess of par value	89.0	97.6
Accumulated deficit	(61.4)	(83.2)
Accumulated other comprehensive loss	(0.9)	(0.8)

Total shareholders’ equity	26.9	13.8

Total liabilities and shareholders’ equity	$146.8	$135.6

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)

(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	09/30/12	10/02/11	09/30/12	10/02/11
Revenues:
Sales by company-operated restaurants	$13.5	$12.3	$47.6	$42.2
Franchise revenues	24.4	22.2	80.4	72.1
Rent and other revenues	1.0	0.9	3.3	3.2

Total revenues	38.9	35.4	131.3	117.5

Expenses:
Restaurant employee, occupancy and other expenses	6.7	6.0	23.1	20.6
Restaurant food, beverages and packaging	4.6	4.2	16.0	14.1
Rent and other occupancy expenses	0.6	0.7	2.1	2.1
General and administrative expenses	14.7	14.1	49.7	46.2
Depreciation and amortization	1.1	0.9	3.5	3.2
Other expenses (income), net	0.1	0.3	0.2	—

Total expenses	27.8	26.2	94.6	86.2

Operating profit	11.1	9.2	36.7	31.3
Interest expense, net	0.7	0.8	2.7	2.8

Income before income taxes	10.4	8.4	34.0	28.5
Income tax expense	3.5	2.6	12.2	10.0

Net income	$6.9	$5.8	$21.8	$18.5

Earnings per common share, basic:	$0.29	$0.24	$0.91	$0.75

Earnings per common share, diluted:	$0.29	$0.24	$0.89	$0.74

Weighted-average shares outstanding:
Basic	23.7	24.1	23.9	24.7

Diluted	24.2	24.5	24.4	25.1

Comprehensive income	$6.8	$5.5	$21.7	$17.6

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Deficit		Total
Balance at December 25, 2011	24,383,274	$0.2	$97.6	$(83.2)	$(0.8)	$13.8
Net income	—	—	—	21.8	—	21.8
Change in fair value of cash flow hedge, net of income taxes	—	—	—	—	(0.1)	(0.1)
Repurchases and retirement of shares	(597,545)	—	(11.5)	—	—	(11.5)
Issuance of common stock under stock option plan	43,549	—	0.5	—	—	0.5
Issuance of restricted stock awards, net of forfeitures	191,467	—	(1.4)	—	—	(1.4)
Excess tax benefits from stock-based compensation	—	—	0.3	—	—	0.3
Stock-based compensation expense	—	—	3.5	—	—	3.5

Balance at September 30, 2012	24,020,745	$0.2	$89.0	$(61.4)	$(0.9)	$26.9

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In millions)

	40 Weeks Ended
	09/30/12	10/02/11
Cash flows provided by (used in) operating activities:
Net income	$21.8	$18.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3.5	3.2
Asset write-downs	0.2	0.3
Net gain on sale of assets	(0.1)	(0.7)
Deferred income taxes	1.9	0.2
Non-cash interest expense, net	0.3	0.4
Provision for credit losses	(0.1)	(0.2)
Excess tax benefits from stock-based compensation	(0.3)	—
Stock-based compensation expense	3.5	2.2
Change in operating assets and liabilities:
Accounts receivable	0.4	(0.9)
Other operating assets	1.4	0.8
Accounts payable and other operating liabilities	(4.3)	(2.0)

Net cash provided by operating activities	28.2	21.8

Cash flows provided by (used in) investing activities:
Capital expenditures	(5.0)	(2.7)
Proceeds from dispositions of property and equipment	—	0.7
Proceeds from notes receivable and other investing activities	—	0.3

Net cash used in investing activities	(5.0)	(1.7)

Cash flows provided by (used in) financing activities:
Principal payments — 2010 credit facility (term loan)	(5.0)	(3.8)
Borrowings under 2010 revolving line of credit	—	2.0
Share repurchases	(11.5)	(22.3)
Proceeds from exercise of employee stock options	0.5	0.5
Excess tax benefits from stock-based compensation	0.3	—
Other financing activities, net	(0.3)	(0.3)

Net cash used in financing activities	(16.0)	(23.9)

Net increase (decrease) in cash and cash equivalents	7.2	(3.8)
Cash and cash equivalents at beginning of year	17.6	15.9

Cash and cash equivalents at end of quarter	$24.8	$12.1

See accompanying notes to unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business

AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade names Popeyes ® Chicken & Biscuits and Popeyes ® Louisiana Kitchen (collectively “Popeyes ®”) in 46 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 25 foreign countries.

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

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 25, 2011 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of September 30, 2012 have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2011 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2011 Form 10-K.

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

Note 3 — Other Current Liabilities

(In millions)	09/30/12	12/25/11
Accrued wages, bonuses and severances	$5.3	$5.0
Other	2.3	3.2

Other Current Liabilities	$7.6	$8.2

Note 4 — Fair Value Measurements

The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 25, 2011:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
September 30, 2012
Financial Assets
Cash equivalents	$24.6	$—	$—	$24.6
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3

Total assets at fair value	$28.9	$—	$—	$28.9

Financial Liabilities
Interest rate swap agreement	$—	$1.4	$—	$1.4
Long term debt and other borrowings	—	58.3	—	58.9

Total liabilities at fair value	$—	$59.7	$—	$60.3

December 25, 2011
Financial Assets
Cash equivalents	$17.7	$—	$—	$17.7
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3

Total assets at fair value	$22.0	$—	$—	$22.0

Financial Liabilities
Interest rate swap agreement	$—	$1.3	$—	$1.3
Long Term debt and other borrowings	—	66.2	—	64.0

Total liabilities at fair value	$—	$67.5	$—	$65.3

There were no transfers among levels within the fair value hierarchy during the forty weeks ended September 30, 2012.

At September 30, 2012 and December 25, 2011, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.

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

Note 5 — Long-Term Debt

(In millions)	09/30/12	12/25/11
2010 Credit Facility:
Revolving credit facility	$24.0	$24.0
Term Loan	31.3	36.3
Capital lease obligations	1.4	1.4
Other notes	2.2	2.3

	58.9	64.0
Less current portion	(6.0)	(5.2)

Long-term debt	$52.9	$58.8

2010 Credit Facility. On December 23, 2010, the Company entered into a bank credit facility (the “2010 Credit Facility”) with a group of lenders consisting of a five year $60.0 million revolving credit facility and $40.0 million term loan.

Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of September 30, 2012, the Company had $0.8 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $35.2 million.

As of September 30, 2012, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of September 30, 2012, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility was 3.9%.

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

The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges. The fair value gain or loss on the interest rate swaps is included as a component of the “Accumulated other comprehensive loss” (“AOCL”). The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:

Fair Values of Derivative Instruments

(In millions)
Derivative Instrument	Balance Sheet Location	09/30/12	12/25/11
Interest rate swap agreements	Deferred credits and other long-term liabilities	$1.4	$1.3

Note 6 — Deferred Credits and Other Long-Term Liabilities

(In millions)	09/30/12	12/25/11
Deferred franchise revenues	$2.6	$2.4
Deferred gains on unit conversions	1.6	1.7
Deferred rentals	6.7	6.1
Above-market rent obligations	2.7	2.7
Deferred income taxes	8.5	6.8
Other	4.7	4.9

Deferred Credits and Other Long-Term Liabilities	$26.8	$24.6

Note 7 — Comprehensive Income

Comprehensive income is net income plus the change in fair value of the Company’s cash flow hedge discussed in Note 5. The following table presents the components of comprehensive income for the twelve and forty week periods ended September 30, 2012 and October 02, 2011:

	12 Weeks Ended		40 Weeks Ended
(In millions)	09/30/12	10/02/11	09/30/12	10/02/11
Net income	$6.9	$5.8	$21.8	$18.5

Other comprehensive loss:
Change in fair value of interest rate swap agreements (a)	(0.1)	(0.4)	(0.1)	(1.0)
Derivative loss realized in earnings during the period, net of income taxes	—	0.1	—	0.1

Comprehensive income	$6.8	$5.5	$21.7	$17.6

(a)	Amounts are shown net of income taxes which were insignificant for the twelve and forty week periods ended September 30, 2012. The tax impacts for the twelve and forty week periods ended October 2, 2011 were $0.1 and $0.5 million, respectively.

Note 8 — Other Expenses (Income), Net

	12 Weeks Ended		40 Weeks Ended
(In millions)	09/30/12	10/02/11	09/30/12	10/02/11
Asset writedowns	$—	$0.1	$0.2	$0.3
Net gain on sale of assets	—	—	(0.1)	(0.7)
Other	0.1	0.2	0.1	0.4

Other Expenses (Income), Net	$0.1	$0.3	$0.2	$—

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

The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At September 30, 2012, the Company’s insurance reserves of approximately $0.2 million were collateralized by letters of credit and/or cash deposits of $0.9 million.

Note 10 — Interest Expense, Net

	12 Weeks Ended		40 Weeks Ended
(In millions)	09/30/12	10/02/11	09/30/12	10/02/11
Interest on debt	$0.6	$0.7	$2.1	$2.2
Amortization and write-offs of debt issuance costs	0.1	0.1	0.3	0.3
Other debt related charges	0.1	0.1	0.4	0.4

Interest Income	(0.1)	(0.1)	(0.1)	(0.1)

Interest Expense, Net	$0.7	$0.8	$2.7	$2.8

Note 11 — Income Taxes

The Company’s effective tax rates for the twelve week periods ended September 30, 2012 and October 2, 2011 were 33.7% and 31.0%, respectively. The Company’s effective tax rates for the forty week periods ended September 30, 2012 and October 2, 2011 were 35.9% and 35.1%, respectively. The effective rates differ from statutory rates due to tax credits and permanent differences between reported income before income taxes and taxable income for tax purposes.

As of September 30, 2012 and December 25, 2011, the amount of unrecognized tax benefits was approximately $1.9 million and $2.2 million, respectively, of which approximately $0.5 million and $0.7 million, respectively, if recognized, would affect the effective income tax rate.

The Company successfully concluded the audit of its 2009 U.S. federal income tax return with the Internal Revenue Service during the second fiscal quarter of 2012. As a result of concluding the audit, the Company received a tax refund of $0.4 million. The net impact of concluding the audit did not have a material impact on income tax expense.

The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2010 through 2011 are open to audit. In general, the state tax years open to audit range from 2008 through 2010.

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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. During the twelve week and forty week period ended October 2, 2011, approximately 0.1 million weighted stock options were not included in the computation of diluted earnings per share.

	12 Weeks Ended		40 Weeks Ended
(In millions)	09/30/12	10/02/11	09/30/12	10/02/11
Numerator for earnings per share computation:
Net Income	$6.9	$5.8	$21.8	$18.5

Denominator for basic earnings per share — weighted average shares	23.7	24.1	23.9	24.7
Effect of dilutive share-based employee and director compensation	0.5	0.4	0.5	0.4

Denominator for diluted earnings per share	24.2	24.5	24.4	25.1

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

	12 Weeks Ended		40 Weeks Ended
	09/30/12	10/02/11	09/30/12	10/02/11
Revenues
Franchise restaurants(a)	$25.4	$23.1	$83.7	$75.3
Company-operated restaurants	13.5	12.3	47.6	42.2

	38.9	35.4	131.3	117.5

Operating profit before unallocated expenses
Franchise restaurants(b)	11.6	9.5	36.7	30.9
Company-operated restaurants	0.7	0.9	3.7	3.6

	12.3	10.4	40.4	34.5

Less unallocated expenses(c)
Depreciation and amortization	1.1	0.9	3.5	3.2
Other expenses (income), net	0.1	0.3	0.2	—

Operating Profit	11.1	9.2	36.7	31.3

Interest expense, net	0.7	0.8	2.7	2.8

Income before income taxes	10.4	8.4	34.0	28.5
Income tax expense	3.5	2.6	12.2	10.0

Net Income	$6.9	$5.8	$21.8	$18.5

Capital expenditures
Franchise operations	$0.5	$0.7	$0.9	$1.1
Company-operated restaurants	2.6	0.3	4.1	1.6

	$3.1	$1.0	$5.0	$2.7

(a)	Franchise operations revenues exclude 5% inter-segment royalties.
(b)	Includes inter-segment royalties for the quarter of $0.7 million in 2012 and $0.6 million in 2011. The year-to-date inter-segment royalties include $2.4 million in 2012 and $2.1 million in 2011.
(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

Note 14 — Subsequent Events

On October 11, 2012, the Company entered into an Asset Purchase Agreement to acquire 29 restaurant sites in Minnesota and California for a purchase price of $13.8 million. The restaurants are currently in the trade image of another quick service restaurant concept. The Company intends to convert 28 of the restaurants to Popeyes Louisiana Kitchen restaurants at a cost of approximately $11.5 and to dispose of one of the restaurant sites. Following the conversions, the restaurants will be leased to Popeyes franchisees to operate. The closing of the acquisition, the Asset Purchase Agreement, the number of acquired restaurant sites, the number of restaurants converted to the Popeyes concept, and the conversion costs are subject to bankruptcy court approval and customary closing conditions. As of 12:00 noon Eastern Time on November 7, 2012, the bankruptcy court had not ruled with respect to approval. The Company will provide an update following such ruling.

During November 2012, the 2010 Credit Facility lenders approved an amendment to exclude the initial purchase price and conversion costs for the acquired restaurants from the Company’s debt covenant calculations. As a result, the Company expects to be compliant with its covenant requirements through the life of the facility.

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

As of September 30, 2012, we operated and franchised 2,060 Popeyes restaurants in 46 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 25 foreign countries.

Total Operating Restaurants as of:	09/30/12	12/25/11
Domestic:
Company-Operated	40	40
Franchised	1,606	1,587
International:
Franchised	414	408

Total	2,060	2,035

Our Business Strategy

The Company continues to strengthen its competitive position in the restaurant industry and quick service restaurant sector by executing its Strategic Plan which is based on the following pillars:

1.	Build a Distinctive Brand

•	The Popeyes system continues to grow average unit volumes by complementing its core Bonafide® offerings with a wide array of distinctive, premium quality boneless chicken and seafood products.

•

This menu innovation, combined with the expansion of our highly effective national media advertising program is resonating with a broader spectrum of guests and accelerating the performance of our brand.

2.	Run Great Restaurants

•

At the end of the third quarter, approximately 18% of the Popeyes domestic system had incorporated the new Popeyes Louisiana Kitchen re-image. Our goal is to have approximately one-third of our domestic system in the new restaurant image by the end of 2012, and the balance of the system by the end of 2015.

•

Speed of service at the drive-thru continued to be an area of focus. By the end of the third quarter, approximately three quarters of our domestic system restaurants attained speed of service below our 180 second standard.

•

We revised our Guest Experience Monitor (“GEM”) process in the first quarter of 2012 and are pleased that we have doubled the number of guest survey responses. For the third quarter, GEM “Overall Delighted” scores were approximately 70%.

3.	Grow Restaurant Profits

•	In the second quarter of 2012, our franchisees reported average profits of nearly 20% higher than last year despite commodity cost inflation of 1.5%.

•	On a full year basis, the Company now expects food costs to increase by approximately 2%, which equates to an approximate 0.7% negative impact on Restaurant Operating Profit margins.

•	We expect to offset the full year impact of commodity inflation by continuing to deliver top-line sales growth and implementing on-going supply chain cost savings and in-restaurant cost controls.

•	For 2013, we expect commodity inflation of approximately 1-2% based on current market indications.

4.	Accelerate Quality Restaurants

•	Approximately two-thirds of the 42 domestic restaurant openings through the end of the third quarter have been in top priority development markets.

•	The average unit volumes of the new freestanding restaurants are materially higher than the system average as a direct result of the site selection discipline we have in place.

•	We believe our opportunity in the U.S. is to at least double our current footprint through additional development in existing markets and entry into new markets.

•	Company-operated restaurant development remains on track, with 4 and 6 new restaurants expected to open in the fourth quarter.

5.	Create a Culture of Servant Leaders

•	Our work on key initiatives to transform the Popeyes culture into one of Servant Leadership punctuates the importance we place on human capital and its proven impact on long term performance.

•

We are intent on delivering a branded guest experience that differentiates Popeyes among our competitors. The foundation of this effort is based on establishing Popeyes unique employee value proposition, defining the guest experience and developing leaders at all levels of the organization who can execute that experience.

•	We are currently gathering insights from our guests and employees. Spending time with these important stakeholders is key to understanding what they expect from an employee and guest experience.

Management Overview of 2012 Operating Results (Third Quarter)

Our third quarter of 2012 results and highlights include the following:

•

Reported net income was $6.9 million, or $0.29 per diluted share, compared to $5.8 million or $0.24 per diluted share in 2011. Adjusted earnings per diluted share were $0.29, compared to $0.25 last year. Through the end of the third quarter, adjusted earnings per diluted share were $0.91 compared to $0.75 last year, an increase of 21%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•

Global same-store sales increased 6.3% rolling over a 1.7% increase in the third quarter of 2011. Through the end of the third quarter, global same-store sales increased 7.1% rolling over a 2.2% increase last year, for a two-year same-store sales growth of 9.3%.

•

According to independent data, in the third quarter, Popeyes domestic same-store sales outpaced the Chicken QSR category for the 18th consecutive quarter and the QSR category for the 4th consecutive quarter.

•	Global system-wide sales increased 10.5% rolling over a 5.5% increase in 2011 for a two-year growth rate of 16%.

•

The Popeyes system opened 28 new restaurants during the third quarter and permanently closed 23 restaurants, resulting in 5 net openings compared to 1 in the prior year. Through the end of the third quarter, the Popeyes system opened 79 new restaurants and permanently closed 56, for 23 net restaurant opening compared to 24 in 2011.

•

Through the end of the third quarter, Operating EBITDA increased by 18.6% to $40.9 million, at 31.2% of total revenue, compared to $34.5 million, at 29.4% of total revenue in the prior year. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•

The Company generated $26.3 million of Free Cash Flow through the third quarter compared to $22.1 million last year. As a percentage of Total Revenue, Free Cash Flow increased to 20.0% compared to 18.8% last year. Free Cash Flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions)	9/30/12	10/02/11	9/30/12	10/02/11
Sales by company-operated restaurants	$13.5	$12.3	$47.6	$42.2
Franchise revenues (a)	24.4	22.2	80.4	72.1
Rent and other revenues	1.0	0.9	3.3	3.2

Total revenues	$38.9	$35.4	$131.3	$117.5

Operating profit	$11.1	$9.2	$36.7	$31.3

Net income	$6.9	$5.8	$21.8	$18.5

Global system-wide sales increase	10.5%	5.5%	11.3%	5.8%

Same-store sales increase (b)
Company-operated restaurant segment	1.9%	(1.9%)	4.7%	1.9%
Domestic franchised restaurants	7.0%	1.8%	7.9%	2.2%
Total domestic (company-operated and franchised restaurants)	6.8%	1.7%	7.8%	2.2%
International franchised restaurants	2.5%	1.8%	2.0%	2.8%
Total global system	6.3%	1.7%	7.1%	2.2%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	40	38	40	38
New restaurant openings	—	—	—	—
Unit conversions, net	—	—	—	—
Permanent closings	—	—	—	—

Restaurant at the end of third quarter	40	38	40	38

Franchised restaurants (domestic and international)
Restaurants at beginning of period	2,009	1,962	1,995	1,939
New restaurant openings	28	26	79	88
Permanent closings	(23)	(25)	(56)	(64)
Temporary (closings)/re-openings, net	6	(3)	2	(3)

Restaurants at the end of third quarter	2,020	1,960	2,020	1,960

Total system restaurants	2,060	1,998	2,060	1,998

(a)	Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the third quarter of 2012 and 2011, franchisee sales, as reported by our franchisees, were approximately $497.7 million and $450.6 million, respectively.
(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

2012 Same-Store Sales — Third Quarter

Total domestic same-store sales increased 6.8% compared to a 1.7% increase last year, representing the 10th consecutive quarter of same-store sales growth. International same-store sales increased 2.5% compared to a 1.8% increase in 2011, representing the 11th consecutive quarter of same-store sales growth. Same-store sales growth at company-operated restaurants in the third quarter of 2012 was 1.9% compared to negative 1.9% last year. Adjusting for the effect of Hurricane Isaac on the Company’s New Orleans restaurants, company-operated restaurant same-store sales growth would have been 4.0%.

Looking Forward to the Remainder of 2012

Global same-store sales were positive 7.1% through the end of the third quarter. Accordingly, the Company is raising full year guidance on global same-store sales for fiscal 2012 to positive 6% to 6.5% to reflect the strong third quarter performance tempered by a tough 5.8% comparison in the fourth quarter. Previous guidance was 5% to 6% for full year 2012. Global same-store sales for fiscal 2011 were 3.1%.

As we reach completion of new restaurant projects begun throughout 2012, Popeyes now expects its global new openings will be in the range of 140-150 restaurants, compared to previous guidance of 135-155 restaurants. Many of the fourth quarter units are scheduled to open in late December. The Company expects net unit growth of 65-85, compared to previous guidance of 60-90 net unit growth. Total net unit growth in 2011 was 65.

Adjusted earnings per diluted share are now expected to be in the range of $1.19-$1.21, an increase from our previous guidance of $1.17 to $1.19. This represents an approximate 21% increase over the $0.99 of adjusted earnings per diluted share reported in fiscal 2011. Our guidance includes approximately $0.01 for the 53rd week in fiscal 2012.

The Company also reiterates its guidance on the following items:

•	General and administrative expenses are expected to be between $67 and $68 million for fiscal 2012, at approximately 3% of system-wide sales.

•	We expect our full year effective tax rate to be approximately 37%.

•	In 2012, the Company plans to repurchase approximately $15 million of its outstanding shares, continuing its efforts to steadily grow shareholder value.

•

Excluding our pending acquisition of 29 restaurant properties for $13.8 million, we expect capital expenditures for 2012 to be $10 to $12 million. Subject to the bankruptcy court’s ruling, we anticipate investing an additional $2 to $3 million in the fourth quarter for the conversion of units in Minnesota and California.

Comparisons of the Third Quarter for 2012 and 2011

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $13.5 million in the third quarter of 2012, an increase of $1.2 million from the third quarter of 2011. The increase was primarily due to a same–store sales increase of 1.9% and two new restaurant openings in 2011.

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

Franchise revenues were $24.4 million in the third quarter of 2012, a $2.2 million increase from the third quarter of 2011. The increase was primarily due to an increase in royalty revenue from positive same-store sales and new franchised restaurants.

Company-operated Restaurant Operating Profit

Company-operated restaurant operating profit (“ROP”) was $2.2 million, at 16.3% of sales compared to $2.1 million at 17.1% of sales last year. The decline in ROP margin was primarily attributable to personnel expenses and other fixed expenses incurred in Company-operated restaurants which were temporarily closed during Hurricane Isaac. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

General and Administrative Expenses

General and administrative expenses were $14.7 million, or 2.9% of system-wide sales, compared to $14.1 million, or 3.0% of system-wide sales last year.

The $0.6 million increase in general and administrative expenses was primarily attributable to a $0.4 million increase in company-operated restaurant support and pre-opening costs in new markets and a $0.2 million increase in domestic franchise development expenses.

Income Tax Expense

Income tax expense was $3.5 million at an effective tax rate of 33.7%, compared to an effective tax rate of 31.0% in 2011. Excluding favorable return to provision adjustments, adjustments to estimated tax reserves and recognition of tax credits in each period, the effective tax rates were 37.5% and 36.9% in 2012 and 2011, respectively. The effective tax rates differ from statutory rates due to credits and permanent differences between reported income before income taxes and taxable income for tax purposes.

Comparisons of the Forty Weeks Ended September 30, 2012 and October 2, 2011

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $47.6 million in the forty weeks ended September 30, 3012, a $5.4 million increase from 2011. The increase was primarily due to the positive 4.7% increase in same store sales year-to-date 2012.

Franchise Revenues

Franchise revenues were $80.4 million in the forty weeks ended September 30, 3012, an $8.3 million increase from 2011. The increase was primarily due to an increase in royalty revenue from positive same-store sales and new franchised restaurants.

Company-operated Restaurant Operating Profit

Company-operated restaurant operating profit (“ROP”) was $8.5 million in the forty weeks ended September 30, 2012, or 17.9% of sales, compared to $7.5 million, or 17.8% of sales, last year. The $1.0 million increase in ROP was primarily due to the increase in same store sales of 4.7% partially offset by higher food costs as a result of increased commodity costs. Company-operated ROP is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

General and Administrative Expenses

General and administrative expenses were $49.7 million in the forty weeks ended September 30, 2012, or 2.9% of system-wide sales, compared to $46.2 million, or 3.0% of system-wide sales, last year.

The $3.5 million increase in general and administrative expenses was primarily attributable to a $2.3 million increase in short-term and long-term employee incentive costs, $0.5 million in legal fees related to licensing arrangements, a $0.7 million increase in domestic franchise development expenses, a $0.6 million increase in company-operated restaurant support and pre-opening costs in new markets partially offset by $0.6 million decrease other general and administrative expenses, net.

Income Tax Expense

Income tax expense was $12.2 million in the forty week period ended September 30, 2012, yielding an effective tax rate of 35.9%, compared to an effective tax rate of 35.1% in the prior year. Effective tax rates are below statutory rates primarily due to tax benefits related to favorable adjustments to estimated tax reserves and recognition of income tax credits. Excluding these benefits, the effective tax rates were 37.1% and 36.9% for the forty week periods ended September 30, 2012 and October 2, 2012 respectively.

Liquidity and Capital Resources

We finance our business activities primarily with:

•	cash flows generated from our operating activities, and

•	borrowings under our 2010 Credit Facility.

Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $28.2 million and $21.8 million for the forty week periods ended September 30, 2012 and October 2, 2011, respectively. See our condensed consolidated statements of cash flows in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $25.0 million available as of September 30, 2012), and available borrowings under our 2010 Credit Facility (approximately $35.2 million available as of September 30, 2012), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.

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

Pursuant to the 2010 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of ≤ 2.75 to 1.0 through December 23, 2015. As of September 30, 2012, the Company’s Total Leverage Ratio was 1.10 to 1.0. The Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries.

The Company repurchased approximately 132,103 shares of our common stock for approximately $2.9 million during the third quarter of 2012. As of September 30, 2012 and November 7, 2012 the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $5.2 million. Under the terms of the 2010 Credit Facility, the Company may repurchase and retire its common shares at any time its Total Leverage Ratio is less than 2.00 to 1.

Critical Accounting Policies and Significant Estimates

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2011 Form 10-K.

Contractual Obligations

The Company’s material contractual obligations are summarized and included in our 2011 Form 10-K. During the forty weeks ended September 30, 2012, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2011 Form 10-K.

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

During the forty week period ended September 30, 2012, we invested approximately $5.0 million in various capital projects, including approximately $2.5 million in company restaurant construction, $0.6 million in company restaurant reimages, $0.9 million of IT projects and $1.0 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.

During the forty week period ended October 2, 2011, we invested approximately $2.7 million in various capital projects, including approximately $1.3 million in company restaurant reimages, $0.9 million of corporate center move costs, $0.2 million of IT projects and $0.3 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.

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

Management’s Use of Non-GAAP Financial Measures

Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow are supplemental non-GAAP financial measures. The Company uses Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow in addition to net income, operating profit and cash flows from operating activities, to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and performance of its business. Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, Adjusted earnings per diluted share, Operating EBITDA, Company- operated restaurant operating profit and Free cash flow: (a) do not represent net income, cash flows from operations or earnings per share as defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to net income, earnings per share, operating profit, cash flows from operating activities or other financial information determined under GAAP.

Adjusted Earnings per Diluted Share: Calculation and Definition

The Company defines “Adjusted earnings” for the periods presented as the Company’s reported “Net income” after adjusting for certain non-operating items consisting of the following:

(i) other expense (income), net, as follow:

•	for third quarter 2012 includes $0.1 million for impairments and disposals of fixed assets;

•	for third quarter 2011 includes $0.1 million for impairments and disposals of fixed assets and $0.2 million of other expenses related to the Company’s relocation to a new Global Service Center;

•	for third quarter year-to-date 2012 includes $0.2 million for disposals of fixed assets and $0.1 million of other hurricane-related expenses offset by $0.1 million net gain on the sale of assets;

•

for third quarter year-to-date 2011 includes $0.3 million for impairments and disposals of fixed assets, $0.4 million of other expenses related to the Company’s relocation to a new Global Service Center offset by $0.7 million for net gain on sales of assets;

(ii) for third quarter 2012 year-to-date approximately $0.5 million in legal fees related to licensing arrangements;

(iii) accelerated depreciation for third quarter 2011 related to the Company’s relocation to a new Global Service Center; and

(iv) the tax effect of these adjustments at the effective statutory rates.

Adjusted earnings per diluted share” provides the per share effect of Adjusted earnings on a diluted basis. The following table reconciles on a historical basis for third quarter 2012, third quarter 2011, third quarter year-to-date 2012, third quarter year-to-date 2011 the Company’s Adjusted earnings per diluted share on a consolidated basis to the line on its Condensed Consolidated Statement of Operations and Comprehensive Income entitled “Net income”, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statement of Operations and Comprehensive Income to “Adjusted earnings per diluted share.”

(In millions, except per share data)	Q3 2012	Q3 2011	Year-to-date 09/30/12	Year-to-date 10/02/2011
Net income	$6.9	$5.8	$21.8	$18.5
Other expense (income), net	$0.1	$0.3	$0.2	$—
Legal fees related to licensing arrangements	$—	$—	$0.5	$—
Accelerated Depreciation related to corporate move	$—	$0.2	$—	$0.5
Tax effect	$(0.1)	$(0.2)	$(0.3)	$(0.3)

Adjusted earnings	$6.9	$6.1	$22.2	$18.7

Adjusted earnings per diluted share	$0.29	$0.25	$0.91	$0.75

Weighted-average diluted shares outstanding	24.2	24.5	24.4	25.1

Operating EBITDA: Calculation and Definition

The Company defines “Operating EBITDA” as earnings before interest expense, net, taxes, depreciation and amortization, other expenses (income), net, and legal fees related to licensing arrangements. The following table reconciles on a historical basis for third quarter year-to-date 2012 and third quarter year-to-date 2011, the Company’s earnings before interest expense, taxes, depreciation and amortization and other expenses (income), net and legal fees related to licensing arrangements (“Operating EBITDA”) on a consolidated basis to the line on its Condensed Consolidated Statement of Operations and Comprehensive Income entitled “Net income”, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statement of Operations and Comprehensive Income to Operating EBITDA. “Operating EBITDA as a percentage of Total Revenues” is defined as “Operating EBITDA” divided by “Total revenues”.

(dollars in millions)	Year-to-Date 09/30/12	Year-to-Date 10/02/11
Net income	$21.8	$18.5
Interest expense, net	2.7	2.8
Income tax expense	12.2	10.0
Depreciation and amortization	3.5	3.2
Other expenses (income), net	0.2	—
Legal fees related to licensing arrangements	0.5	—

Operating EBITDA	$40.9	$34.5

Total revenues	$131.3	$117.5

Operating EBITDA as a percentage of Total Revenues	31.2%	29.4%

Company-operated restaurant operating profit: Calculation and Definition

The Company defines “Company-operated restaurant operating profit” as “Sales by company-operated restaurants” minus “Restaurant employee, occupancy and other expenses” minus “Restaurant food, beverages and packaging”. The following table reconciles on a historical basis for third quarter 2012, third quarter 2011, year-to-date 2012 and year-to-date 2011, Company-operated restaurant operating profit to the line item on its Condensed Consolidated Statement of Operations and Comprehensive Income entitled “Sales by company-operated restaurants”, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statement of Operations and Comprehensive Income. “Company-operated restaurant operating profit as a percentage of sales by company-operated restaurants” is defined as “Company-operated restaurant operating profit” divided by “Sales by company-operated restaurants.”

(In millions)	Q3 2012	Q3 2011	Year-to-date 09/30/2012	Year-to-date 10/02/2011
Sales by Company-operated restaurants	$13.5	$12.3	$47.6	$42.2
Restaurant employee, occupancy and other expenses	$(6.7)	$(6.0)	$(23.1)	$(20.6)
Restaurant food, beverages and packaging	$(4.6)	$(4.2)	$(16.0)	$(14.1)

Company-operated restaurant operating profit	$2.2	$2.1	$8.5	$7.5

Company-operated restaurant operating profit as a percentage of sales by Company-operated restaurants	16.3%	17.1%	17.9%	17.8%

Free Cash Flow: Calculation and Definition

The Company defines “Free cash flow” as “Net income” plus “depreciation and amortization”, plus “stock-based compensation expense”, minus maintenance capital expenditures (which includes for third quarter year-to-date 2012 $0.6 million in Company restaurant reimages, $0.9 million in information technology projects and $1.0 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and equipment; and for third quarter year-to-date 2011 approximately $1.3 million in company restaurant reimages, $0.2 million of IT projects and $0.3 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment).

The following table reconciles on a historical basis for the third quarter year-to-date 2012 and third quarter year-to-date 2011, the Company’s Free cash flow on a consolidated basis to the line on its Condensed Consolidated Statement of Operations and Comprehensive Income entitled “Net income”, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statement of Operations and Comprehensive Income to “Free cash flow”.

(dollars in millions)	Year-to-date 9/30/12	Year-to-date 10/02/11
Net income	$21.8	$18.5
Depreciation and amortization	3.5	3.2
Stock-based compensation expense	3.5	2.2
Maintenance capital expenditures	(2.5)	(1.8)

Free cash flow	$26.3	$22.1

Total revenue	$131.3	$117.5

Free cash flow as a percentage of Total Revenue (Free cash flow margin)	20.0%	18.8%

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s planned implementation of its strategic plan, projections and expectations regarding same-store sales for fiscal 2012 and beyond, expectations regarding covenant compliance, the Company’s ability to improve restaurant level margins, guidance for new restaurant openings and closures, the Company’s pending restaurant acquisition, and the Company’s anticipated 2012 and long-term performance, including projections regarding general and administrative expenses, and net earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2010 Credit Facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in the 2010 Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in the Company’s 2011 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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

Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the forty weeks ended September 30, 2012 and October 2, 2011, foreign currency revenues represented approximately 6.7% and 7.3%, respectively, of our total revenues. All other things being equal, for the forty weeks ended September 30, 2012, operating profit would have decreased by approximately $0.5 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.

As of September 30, 2012, approximately $1.0 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 25 foreign countries with approximately 45% of our revenues from international royalties originating from restaurants in Korea, Canada and Turkey.

Interest Rate Risk With Respect to our 2010 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2010 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of September 30, 2012, we had outstanding borrowings under our 2010 Credit Facility of $55.3 million.

On February 22, 2011, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 4.8%. The term of the swap agreements expires March 31, 2015.

As of September 30, 2012, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility, including the effect of the interest rate swap agreements, was approximately 3.9%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2010 Credit Facility would be approximately $0.3 million, taking into account our interest rate swap agreements.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors presently disclosed in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2012, we repurchased 132,103 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 8 7/09/12 – 8/05/12	132,103	$22.21	132,103	$5,148,966
Period 9 8/06/12 – 9/02/12	—	$—	—	$5,148,966
Period 10 9/03/12 – 09/30/12	—	$—	—	$5,148,966

Total	132,103	$22.21	132,103	$5,148,966

All shares were repurchased pursuant to the Company’s share repurchase program previously announced on July 22, 2002.

Item 6. Exhibits

(a) Exhibits

Exhibit 2.1	Asset Purchase Agreement among AFC Enterprises, Inc. and Wagstaff Management Corporation, Wagstaff Minnesota, Inc., Wagstaff Properties Minnesota, LLC, D&D Property Investments, LLC, Wagstaff Properties, LLC, and D&D Food Management, Inc., dated October 11, 2012 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 16, 2012). (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation SK. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 10.1	First Amendment, dated as of November 1, 2012, to the Credit Agreement, dated as of December 23, 2010, among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 12 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: November 7, 2012	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)