Form 10-K
period 2012-12-30
AFC ENTERPRISES INC
filed 2013-02-27
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-32369

AFC Enterprises, Inc.

Minnesota	58-2016606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Perimeter Center Terrace, Suite 1000	30346
Atlanta, Georgia	(Zip Code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2).    Yes  ☐    No  ☑

As of July 8, 2012 (the last business day of the registrant’s second quarter for 2012), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the Nasdaq Global Market System, was approximately $565,480,010.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 25, 2013
Common stock, $0.01 par value per share	23,918,085 shares

Documents incorporated by reference: Portions of our 2013 Proxy Statement are incorporated herein by reference in Part III of this Annual Report.

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

Popeyes Profile

Popeyes was founded in New Orleans, Louisiana in 1972 and is the world’s second largest quick-service chicken concept based on the number of units. Within the QSR industry, Popeyes distinguishes itself with a unique “Louisiana” style menu that features spicy chicken, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional items. Popeyes is a highly differentiated QSR brand with a passion for its Louisiana heritage and flavorful authentic food.

As of December 30, 2012, we operated and franchised 2,104 Popeyes restaurants in 47 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands and 26 foreign countries. The map below shows the concentration of our domestic restaurants by state.

As of December 30, 2012, of our 1,634 domestic franchised restaurants, approximately 70% were concentrated in Texas, California, Louisiana, Florida, Illinois, Maryland, New York, Georgia, Virginia and Mississippi. Of our 425 international franchised restaurants, approximately 60% were located in Korea, Canada, and Turkey. Of our 45 company-operated restaurants, approximately 80% were concentrated in Louisiana and Tennessee.

Financial information concerning our domestic and international operations can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Our Business Strategy

Through its strategic plan, the Company has achieved momentum in growing shareholder value through intense focus on its single brand, Popeyes Louisiana Kitchen. To accelerate that momentum, the Company remains fully engaged in the execution of the original four pillars of its strategic plan launched in 2008. Those pillars are as follows:

•	Build a Distinctive Brand
¡

With bold, flavorful food promoted by relevant advertising, national media impact and a spokesperson who resonates with a broad consumer audience, Popeyes’ emphasis on growing a distinctive brand has fueled our 10% cumulative increase in same stores sales over the last two years.

¡	For four years in a row, our domestic same-store sales outpaced the chicken QSR and the entire QSR category according to independent data.

•	Run Great Restaurants
¡

Popeyes use of metric-driven scorecards to measure each restaurant’s performance in terms of guest experience, culture, operations, sales, and profits is a key differentiator of our brand. In 2012, our enhanced Guest Experience Monitor (“GEM”) yielded higher response rates, and identified areas of opportunity to deliver service that matches the quality of our food. As of year-end, approximately 70% of guest respondents rated Popeyes service a 5 out of 5 on the guest survey.

¡

We finished 2012 with over 400 restaurants in the new Popeyes Louisiana Kitchen image and approximately 100 additional restaurants in progress. We expect to have over 60% of our domestic system in the new image by the end of 2013.

•	Grow Restaurant Profits
¡	Popeyes domestic free standing restaurants have realized restaurant profitability gains in dollars for four consecutive years.
¡

Average restaurant operating profit margins, before rent, of Popeyes domestic freestanding franchised restaurants have increased to more than 20% through the end of the third quarter of 2012. Average restaurant operating profit increased by approximately $30,000 over last year, for a year-over-year growth rate of approximately 19%.

¡

Our strong sales performance and continued focus on cost saving initiatives offset commodity inflation of approximately 2% for the full year 2012. For 2013, we expect commodity costs to be essentially flat year-over-year, based on current market indications.

•	Accelerate Quality Restaurant Openings
¡	The annual new restaurant growth of our global system has averaged approximately 6% over the last 5 years.
¡

As a result of rigorous site selection and strong franchisee partners, the average first year sales of Popeyes new domestic freestanding restaurants are exceeding the overall domestic system average by approximately 40%.

¡

We believe the Popeyes operating system and our disciplined real estate selection will continue to deliver new Popeyes restaurants with strong returns on investment for the Company portfolio as well as for our franchisees. The contribution to earnings made by company-operated restaurants is accretive to our shareholders, and fuels our investment in our franchise system.

¡

We believe the acquisition of restaurants in Minnesota and California will accelerate our development in these under-penetrated areas while providing an opportunity for growth by high performing franchisees.

■	Of our 2013 expected adjusted earnings per share, approximately $0.10 will be derived from one-time fees associated with the conversion of these acquired restaurants.

¡

Popeyes International continued its focus on strengthening existing markets and laying the groundwork for future growth. In the 4th quarter, 20 new restaurants were opened internationally, bringing total openings to 57 for the year. The initial sales results of these restaurants are trending higher than the international system average as a result of improved site selection, new restaurant marketing support and differentiated brand messaging.

In addition to these original four strategic pillars, the Company added a fifth strategic pillar during 2012 designed to sustain brand momentum and profitability in the future.

■	Creating a Culture of Servant Leaders
¡

Our stated Popeyes purpose is “to inspire servant leaders to achieve superior results.” Serving others and developing leaders is the essence of what we do for a living. With our fifth pillar, we are building a culture and people capability which we believe will translate to a meaningful competitive advantage in our team members’ and guests’ experience.

The Company believes that our strategic plan will continue to keep us focused on the essential elements of chain restaurant success: a differentiated and innovative brand, a delightful guest experience in a beautiful restaurant environment, and a growing franchisee network experiencing strong profitability and sound investment returns. This is how we plan to deliver our growth goals and create value for our shareholders.

The following features of the Company are material to the execution of our initiatives and business strategies discussed above.

Our Agreements with Popeyes Franchisees

Our strategy places a heavy emphasis on increasing the number of restaurants in the Popeyes system through franchising activities. As of December 30, 2012, we had 340 franchisees operating restaurants within the Popeyes system, and several preparing to become operators. Our largest domestic franchisee operates 143 restaurants and our largest international franchisee operates 101 restaurants. The following discussion describes the standard arrangements we enter into with our Popeyes franchisees.

Domestic Development Agreements. Our domestic franchise development agreements provide for the development of a specified number of Popeyes restaurants within a defined geographic territory. Generally, these agreements call for the development of the restaurants over a specified period of time, usually three to five years, with targeted opening dates for each restaurant. Our Popeyes franchisees currently pay a development fee ranging from $7,500 to $12,500 per restaurant. Typically these development fees are paid when the agreement is executed, and are non-refundable.

International Development Agreements. Our international franchise development agreements are similar to our domestic franchise development agreements, though the development time frames can be longer with development fees of up to $15,000 for each restaurant developed. Depending on the market, limited sub-franchising rights may also be granted.

Domestic Franchise Agreements. Following the execution of a development agreement, we enter into a franchise agreement with our franchisee that conveys the right to operate a specific Popeyes restaurant at a site to be selected by the franchisee and approved by us within 180 days from the execution of the franchise agreement. Our current franchise agreements generally provide for payment of a franchise fee of $30,000 per location. Based on our development incentive programs, in some circumstances the franchise fee could be reduced or eliminated altogether.

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

Suppliers and Purchasing Cooperative

Suppliers. Our franchisees are required to purchase all ingredients, products, materials, supplies and other items necessary in the operation of their businesses solely from suppliers who have been approved by us. These suppliers are required to meet or exceed strict quality control standards, and they must possess adequate capacity to supply our restaurant system reliably.

Purchasing Cooperative. Supplies are generally provided to our domestic franchised and company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We, our Popeyes franchisees and the owners of restaurants of the other participating brand hold membership interests in SMS in proportion to the number of restaurants owned. As of December 30, 2012, we held one of seven seats on the SMS board of directors. Our Popeyes franchise agreements require that each domestic franchisee join SMS.

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

Marketing and Advertising

Each domestic Popeyes restaurant, company-operated or franchised, contributes to an advertising fund that supports (1) branding and marketing initiatives, including the development of marketing materials that are used throughout our domestic restaurant system and (2) local marketing programs. We act as the agent for the fund and coordinate its activities. We and our Popeyes franchisees made contributions to the advertising fund of approximately $85.6 million in 2012, $73.0 million in 2011 and $67.9 million in 2010.

During 2012, 2011 and 2010, the Company and the majority of Popeyes franchisees contributed additional funds above those required under applicable franchise agreement in support of the Company’s shift in advertising funds from local media to national media advertising.

Fiscal Year and Seasonality

During 2012, our fourth fiscal quarter was 13 weeks and the fiscal year included 53 weeks. During 2011 and 2010, the fiscal year included 52 weeks and our fiscal year was composed of 13 four-week accounting periods and ends on the last Sunday in December. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks.

Seasonality has little effect on our operations.

Employees

As of January 27, 2013, we had approximately 1,280 hourly employees working in our company-operated restaurants. Additionally, we had approximately 55 employees involved in the management of our company-operated restaurants, composed of restaurant managers, multi-unit managers and field management employees. We also had approximately 195 employees responsible for corporate administration, franchise services and business development.

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

Formula and Supply Agreements with Former Owner.  The Company has a formula licensing agreement with the estate of Alvin C. Copeland, the founder of Popeyes and the primary owner of Diversified Foods and Seasonings, Inc. (“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the Popeyes fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay the estate of Mr. Copeland approximately $3.1 million annually until March 2029. During each of 2012, 2011, and 2010, the Company expensed approximately $3.1 million under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.

International Operations

We continue to expand our international operations through franchising. As of December 30, 2012, we had 425 franchised international restaurants. During 2012, franchise revenues from these operations represented approximately 11.2% of our total franchise revenues. For each of 2012, 2011, and 2010, international revenues represented 6.9%, 7.5% and 7.2% of total revenues, respectively.

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

We have franchise agreements related to the operation of restaurants located on various U.S. military bases abroad which are with certain governmental agencies and are subject to renegotiation of profits or termination at the election of the U.S. government. During 2012, royalty revenues from these restaurants were approximately $1.2 million.

Enterprise Risk Management

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

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, we make copies of these documents (except for exhibits) available to the public free of charge through our web site at www.afce.com or by contacting our Secretary at our principal offices, which are located at 400 Perimeter Center Terrace, Suite 1000, Atlanta, Georgia 30346, telephone number (404) 459-4450.

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

We and our franchisees are, from time to time, the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may harm our reputation or our franchisees’ reputation, regardless of whether the allegations are valid or not, whether we are found liable or not, or whether those concerns relate only to a single restaurant or a limited number of restaurants or many restaurants. We are also subject to potentially negative publicity from various sources, including television, social media sites, which are beyond the control of the Company. Additionally, some animal rights organizations have engaged in confrontational demonstrations at certain restaurant companies across the country. As a multi-unit restaurant company, we can be adversely affected by the publicity surrounding allegations involving illness, injury, or other food quality, health or operational concerns. Complaints, litigation or adverse publicity experienced by one or more of our franchisees could also adversely affect our business as a whole. If we have adverse publicity due to any of these concerns, we may lose customers and our revenues may decline.

Because our operating results are closely tied to the success of our franchisees, the failure or loss of one or more franchisees, operating a significant number of restaurants, could adversely affect our operating results.

Our operating results are dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants. How well our franchisees operate their restaurants and their desire to maintain their franchise relationship with us is outside of our direct control. In addition, economic conditions and the availability of credit may have an adverse impact on our franchisees. Any failure of these franchisees to operate their restaurants successfully or the loss of these franchisees could adversely impact our operating results. As of December 30, 2012, we had 340 franchisees operating restaurants within the Popeyes system and several preparing to become operators. The largest of our domestic franchisees operates 143 Popeyes restaurants; and the largest of our international franchisees operates 101 Popeyes restaurants. Typically, each of our international franchisees is responsible for the development of significantly more restaurants than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully or continue to maintain their franchise relationships with us.

If our franchisees are unable or unwilling to open a sufficient number of restaurants, our growth strategy could be at risk.

As of December 30, 2012, we franchised 1,634 restaurants domestically and 425 restaurants in Puerto Rico, Guam, the Cayman Islands and 26 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants. If our franchisees are unable to open a sufficient number of restaurants, our growth strategy could be significantly impaired.

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

We also face currency, economic, political, and other risks associated with our international operations. As of December 30, 2012, we had 425 franchised restaurants in Puerto Rico, Guam, the Cayman Islands and 26 foreign countries. Business at these operations is conducted in the respective local currency. The amount owed to us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. We expect that our franchise revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.

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

We are subject to numerous federal, state, local and foreign government laws and regulations, including those relating to:

•	the preparation and sale of food;

•	employee healthcare legislation;

•	franchising;

•	building and zoning requirements;

•	environmental protection;

•	information security and data protection;

•	minimum wage, overtime, immigration, unions and other labor issues;

•	compliance with the Americans with Disabilities Act; and

•	working and safety conditions.

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

Failure to protect our information systems against cyber attacks or information security breaches, including failure to protect the integrity and security of individually identifiable data of our customers, franchisees and employees, could expose us to litigation, damage our reputation and have a material adverse effect on our business.

We rely on computer systems and information technology to conduct our business. These systems are inherently vulnerable to disruption or failure, as well as internal and external security breaches, denial of service attacks or other disruptive problems caused by hackers. A failure of these systems could cause an interruption in our business which could have a material adverse effect on our results of operations and financial condition.

In addition, we receive and maintain certain personal information about our customers, franchisees and employees. The use of this information by us is regulated by applicable law. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as our restaurant operations and results of operations and financial condition. Additionally, we could be subject to litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.

Our 2010 Credit Facility may limit our ability to expand our business, and our ability to comply with the repayment requirements, covenants, tests and restrictions contained in the 2010 Credit Facility may be affected by events that are beyond our control.

The 2010 Credit Facility, as amended, contains financial and other covenants, including covenants which require us to maintain various financial ratios, limit our ability to incur additional indebtedness, restrict the amount of capital expenditures that may be incurred, restrict the payment of cash dividends and limit the amount of debt which can be loaned to our franchisees or guaranteed on their behalf. This facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. The 2010 Credit Facility, as amended, includes customary events of default, including, but not limited to, the failure to maintain the financial ratios described above, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. The restrictive covenants in our 2010 Credit Facility, as amended, may limit our ability to expand our business, and our ability to comply with these provisions may be impacted by events beyond our control. A failure to comply with any of the financial and operating covenants included in the 2010 Credit Facility, as amended, would result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time. Were we to default on the terms and conditions of the 2010 Credit Facility, as amended, and the debt were accelerated by the facility’s lenders, such developments would have a material adverse impact on our financial condition and our liquidity.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We own, lease or sublease the land and buildings for our company-operated restaurants. In addition, we own, lease or sublease land and buildings which we lease or sublease to our franchisees and third parties.

The following table sets forth the locations by state of our company-operated restaurants as of December 30, 2012:

	Land and Buildings Owned	Land and/or Buildings Leased	Total
Louisiana	4	22	26
Tennessee	2	7	9
Mississippi	0	3	3
North Carolina	0	2	2
Arkansas	0	1	1
Indiana	3	1	4
Total	9	36	45

During 2012, the Company completed an acquisition of 27 restaurants in California and Minnesota, of which 18 are fee owned properties and 9 are leased. Twenty six of the restaurants will be leased to Popeyes franchisees and the remaining restaurant property will be sold. As of December 30, 2012, two of the California restaurants had been reimaged and leased to franchisees.

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

Within our franchise operations segment, our typical restaurant leases to franchisees are triple net to the franchisee, requiring them to pay minimum rent (based upon prevailing market rental rates), real estate taxes, maintenance costs and insurance premiums, as well as percentage rents based on sales in excess of specified amounts. These leases are typically cross-defaulted with the corresponding franchise agreement for that site.

As of December 30, 2012, the Company leased 12 restaurants and subleased 44 restaurants to franchisees. Additionally, we leased three properties to unrelated third parties. Of the restaurants leased or subleased to franchisees, 29 were located in Texas and 16 were located in Georgia.

As discussed in Note 9 to the Consolidated Financial Statements, all owned property is pledged as security under our 2010 Credit Facility.

We lease office space in a facility located in Atlanta, Georgia that is the headquarters for the Company. The lease for the office space expires on November 30, 2022. There are two 5 year renewal options which can be executed to extend the lease an additional 10 years at a market rate to be determined at the time of renewal.

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

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 4A.  EXECUTIVE OFFICERS

The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position
Cheryl A. Bachelder	56	President and Chief Executive Officer
Ralph W. Bower	50	President-US Popeyes Louisiana Kitchen
H. Melville Hope, III	51	Senior Vice President and Chief Financial Officer
Richard H. Lynch	58	Chief Global Brand Officer
Harold M. Cohen	49	Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary
Andrew Skehan	52	Chief Operating Officer-International

Cheryl A. Bachelder, age 56, has served as our Chief Executive Officer since November 2007. She has served as a member of the Board of Directors since November 2006 and also serves on the Procter & Gamble APFI Advisory Board, since 2009, as well as the Board of Directors for Pier 1 Imports, since November 2012. She also served on the True Value Corporation Board of Directors, from 2006 – 2013 and the National Restaurant Association Board, May 2009 – December 2012. Ms. Bachelder served as the President and Chief Concept Officer of KFC Corporation in Louisville, Kentucky from January 2001 to September 2003.

Ralph W. Bower, age 50, has served as our President – U.S. Popeyes Louisiana Kitchen since March of 2012. Mr. Bower served as our Chief Operating Officer U.S. From March 2009 to February 2012. From February 2008 to March 2009, Mr. Bower served as our chief operations officer. From 2006 to 2008, Mr. Bower was the KFC operations leader responsible for more than 1,300 KFC franchised restaurants in the western United States. Prior to this position, he led KFC company operations in Pennsylvania, New Jersey and Delaware. From 2002 to 2003 Mr. Bower directed the guest satisfaction function for KFC. Before joining KFC, Mr. Bower was employed by Western Ohio Pizza, a franchisee of Domino’s Pizza, overseeing operations in Dayton, OH, and Indianapolis, IN. Mr. Bower began his restaurant career with the second largest Domino’s franchise organization, Team Washington, where he was a regional director.

H. Melville Hope, III, age 51, has served as our Chief Financial Officer since December 2005. From February 2004 until December 2005, Mr. Hope served as our Senior Vice President, Finance and Chief Accounting Officer. From April 2003 to February 2004, Mr. Hope was our Vice President of Finance. Prior to joining AFC, he was Chief Financial Officer for First Cambridge HCI Acquisitions, LLC, a real estate investment firm, located in Birmingham, Alabama. From 1984 to 2002, Mr. Hope was an accounting, auditing and business advisory professional for PricewaterhouseCoopers, LLP in Atlanta, Georgia, in Savannah, Georgia and in Houston, Texas where he was admitted to the partnership in 1998.

Richard H. Lynch, age 58, was appointed Chief Global Brand Officer in January 2012. From March 2008 to January 2012, Mr. Lynch served as our Chief Marketing Officer following his consultancy as interim CMO. Mr. Lynch served as Principal of Go LLC, a marketing consulting firm specializing in restaurant and food retail from July 2003 to February 2008, where he developed brand strategy and innovation plans for concepts including Burger King, Ruby Tuesday, and Buffalo Wild Wings. From November 1982 to June 2003, Mr. Lynch served as

Executive Vice President at Campbell Mithun Advertising where he led the development of strategy and positioning for brands such as Domino’s Pizza, Martha Stewart Everyday and Betty Crocker.

Harold M. Cohen, age 49, has served as our Senior Vice President of Legal Affairs, Corporate Secretary and General Counsel since September 2005. Mr. Cohen has served as our Chief Administrative Officer since May 2008. Mr. Cohen has been General Counsel of Popeyes, a division of AFC Enterprises, Inc., since January 2005. He also has served as Vice President of AFC since July 2000. From April 2001 to December 2004, he served as Deputy General Counsel of AFC. From August 1995 to June 2000, he was Corporate Counsel for AFC.

Andrew Skehan, age 52, was appointed our Chief Operating Officer – International in August 2011. From October 2009 until August 2011, Mr. Skehan was Chief Operating Officer – International for Wendy’s/Arby’s Group in Atlanta, Georgia. From April 2007 until December 2008, he was President – Europe, Africa and Middle East for Quiznos Restaurants in Denver, Colorado. From April 1999 until December 2006, Mr. Skehan served as Chief Marketing Officer and subsequently Chief Operating Officer for Churchill Downs Inc. in Louisville, Kentucky.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the NASDAQ Global Market under the symbol “AFCE.”

The following table sets forth the high and low per share sales prices of our common stock, by quarter, for fiscal years 2012 and 2011.

	2012		2011
(Dollars per share)	High	Low	High	Low
First Quarter	$17.77	$13.68	$16.11	$13.27
Second Quarter	$24.49	$15.99	$17.57	$14.01
Third Quarter	$26.79	$20.74	$17.12	$11.57
Fourth Quarter	$27.89	$24.36	$16.17	$11.57

Share Repurchases

A share repurchase program approved by the Board of Directors is presently in place. On February 13, 2013 the Board of Directors approved an additional $50.0 million for the share repurchase program. As of February 27, 2013, the remaining dollar amount of shares that may be repurchased under the program was approximately $51.4 million. See Note 12 to our Consolidated Financial Statements.

During 2012, we repurchased and retired 741,228 shares of common stock for approximately $15.2 million. During 2011, we repurchased and retired 1,465,436 shares of common stock for approximately $22.3 million. During fiscal 2010 no shares of common stock were repurchased or retired.

Pursuant to the terms of the Company’s 2010 Credit Facility, the Company may repurchase its common shares when the Total Leverage ratio is less than 2.00 to 1. The Total Leverage Ratio at December 30, 2012 is 1.20 to 1.

During the fourth quarter of 2012, we repurchased 143,683 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 11
10/01/12 – 10/28/12	—	$—	—	$5,148,966

Period 12
10/29/12 – 11/25/12	44,731	$25.80	44,731	$3,994,964

Period 13
11/26/12 – 12/30/12	98,952	$25.94	98,952	$1,427,848

Total	143,683	$25.90	143,683	$1,427,848

On February 13, 2013 the Board of Directors approved an additional $50.0 million for the share repurchase program.

Shareholders of Record

As of January 27, 2013, we had 112 shareholders of record of our common stock.

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

Stock Performance Graph

The following stock performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group index for the period from December 30, 2007 through December 30, 2012 and further assumes the reinvestment of all dividends.

Comparison of Cumulative Five Year Total Return

Company Name / Index	12/30/2007	12/28/2008	12/27/2009	12/26/2010	12/25/2011	12/30/2012
AFC Enterprises, Inc.	100	42	80	140	141	244
S&P 500 Index	100	60	80	91	94	106
Peer Group Index	100	76	89	121	147	168

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

(In millions, except per share data)	2012	2011	2010	2009	2008
Summary of continuing operations:
Revenues:(1)
Sales by company-operated restaurants	$64.0	$54.6	$52.7	$57.4	$78.3
Franchise revenues(2)	110.5	95.0	89.4	86.0	84.6
Rent and other revenues	4.3	4.2	4.3	4.6	3.9

Total revenues	$178.8	153.8	146.4	148.0	166.8

Expenses:
Restaurant employee, occupancy and other expenses	31.2	26.1	25.8	29.5	41.4
Restaurant food, beverages and packaging	21.7	18.3	16.8	18.9	27.1
Rent and other occupancy expenses	2.9	2.7	2.1	2.6	2.4
General and administrative expenses	67.6	61.3	56.4	56.0	53.9
Depreciation and amortization	4.6	4.2	3.9	4.4	6.3
Other expenses (income), net(3)	(0.5)	0.5	0.2	(2.1)	(4.6)

Total expenses	127.5	113.1	105.2	109.3	126.5

Operating profit	51.3	40.7	41.2	38.7	40.3
Interest expense, net(4)	3.6	3.7	8.0	8.4	8.1

Income before income taxes	47.7	37.0	33.2	30.3	32.2

Income tax expense	17.3	12.8	10.3	11.5	12.8

Net income	$30.4	$24.2	$22.9	$18.8	$19.4

Earnings per common share, basic	$1.27	$0.99	$0.91	$0.74	$0.76
Earnings per common share, diluted	$1.24	$0.97	$0.90	$0.74	$0.76

Weighted average shares outstanding:
Basic	23.9	24.5	25.3	25.3	25.6
Diluted	24.5	25.0	25.5	25.4	25.7

Summary of cash flow data:
Special cash dividend	$—	$—	$—	$—	$0.5
Share repurchases	15.2	22.3	—	—	19.0

Year-end balance sheet data:
Total assets	$172.4	$135.6	$123.9	$116.6	$132.0
Total debt	72.8	64.0	66.0	82.6	119.2

(1)	Factors that impact the comparability of revenues for the years presented include:

(a)	The effects of restaurant openings, closings, unit conversions, franchisee sales and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

(b)

The Company’s fiscal year ends on the last Sunday in December. The 2012 fiscal year consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks each. The 53rd week in 2012 increased sales by company-operated restaurants by approximately $1.2 million and increased franchise revenues by approximately $1.7 million.

(c)	The Company opened 2 new restaurants in Q4 2011 and 5 new restaurants in Q4 2012 resulting in increased revenue of $5.5 million in 2012 compared to 2011.

(d)	The Company opened 3 new restaurants in Q4 2010 and Q4 2011 resulting in increased revenue of $1.3 million in 2011 compared to 2010.

(e)

On January 26, 2009, the Company completed the re-franchising of 3 company-operated restaurants in its Nashville, Tennessee market resulting in a decrease in 2010 revenues of $0.3 million as compared to 2009 (net of franchise royalties earned), and a decrease in 2009 revenues of $3.1 million (net of franchise royalties earned) as compared to 2008.

(f)

On June 8, 2009, the Company completed the re-franchising of 13 company-operated restaurants in its Atlanta, Georgia market resulting in a decrease in 2010 revenues of $6.2 million (net of franchise royalties earned) as compared to 2009 and a decrease in 2009 revenues of $6.8 million (net of franchise royalties earned) as compared to 2008.

(g)

On September 8, 2008, the Company completed the re-franchising and sale of 11 company-operated restaurants in its Atlanta, Georgia market resulting in a decrease in 2009 revenue of $9.2 million (net of franchise royalties earned) compared to 2008.

(2)

Franchise revenues are principally composed of royalty payments from franchisees that are determined based on franchise net restaurant sales and are generally 5% of franchise net restaurant sales. While franchise sales are not recorded as revenue by the Company, management believes they are important in understanding the Company’s financial performance because these sales are indicative of the Company’s health, given the Company’s strategic focus on growing its overall business through franchising. Total franchisee sales were $2.189 billion in 2012, $1.932 billion in 2011, $1.811 billion in 2010, $1.716 billion in 2009, and $1.663 billion in 2008.

(3)	Factors that impact the comparability of Other expenses (income), net for the years presented include:

(a)	During 2011, the Company sold two properties to a franchisee for approximately $0.7 million and recognized a gain of $0.5 million.

(b)	The Company recognized $0.8 million in expense for the corporate support center relocation in 2011.

(c)

During 2012, 2011, 2010 and 2009, there were no significant expenses (income) associated with shareholder litigation. During 2008, our expenses (income) associated with litigation related costs (proceeds) were approximately $(12.9) million. The substantially higher income in 2008 relates to recoveries from claims against certain director and officers liability insurance policies.

(d)	During 2009, the Company sold ten real estate properties for a gain of approximately $3.6 million.

(e)

During 2012, 2011, 2010, 2009 and 2008 disposals of fixed assets were approximately $0.3 million, $0.5 million, $0.7 million, $0.6 million, and $9.5 million, respectively. Of the 2008 impairments, $9.2 million were associated with the re-franchising of company-operated restaurants in Atlanta, Georgia and Nashville, Tennessee.

(4)	Factors that impact the comparability of Interest expense, net for the years presented include:

(a)

In 2011, interest from term loans decreased $3.2 million compared to 2010 primarily due to lower interest rates from the Credit Facility refinanced in 2010. See Note 9 for details on the Credit Facility.

(b)

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

	2012	2011	2010	2009	2008
Global system-wide sales increase	13.5%	6.6%	5.1%	1.8%	0.6%
Total domestic same-store sales increase (decrease)	7.5%	3.0%	2.5%	0.6%	(2.2)%
International same-store sales increase (decrease)	2.6%	3.3%	3.1%	1.9%	4.1%
Total global same-store sales increase (decrease)(1)	6.9%	3.1%	2.6%	0.7%	(1.7)%

Company-operated restaurants (all domestic)
Restaurants at beginning of year	40	38	37	55	65
New restaurant openings	5	2	1	—	1
Restaurant conversions, net(2)	—	—	—	(16)	(11)
Permanent closings	—	—	—	(2)	(3)
Temporary (closings)/re-openings, net(3)	—	—	—	—	3

Restaurants at end of year	45	40	38	37	55

Franchised restaurants (domestic and international)
Restaurants at beginning of year	1,995	1,939	1,906	1,867	1,840
New restaurant openings	136	138	105	95	139
Restaurant conversions, net(2)	—	—	—	16	11
Permanent closings	(75)	(75)	(67)	(79)	(117)
Temporary (closings)/re-openings, net(3)	3	(7)	(5)	7	(6)

Restaurants at end of year	2,059	1,995	1,939	1,906	1,867

Total system restaurants	2,104	2,035	1,977	1,943	1,922

New franchised restaurant openings
Domestic	79	71	44	39	72
International	57	67	61	56	67

Total new franchised restaurant openings	136	138	105	95	139

Franchised restaurants
Domestic	1,634	1,587	1,542	1,539	1,527
International	425	408	397	367	340

Restaurants at end of year	2,059	1,995	1,939	1,906	1,867

(1)	New restaurants are included in the computation of same-store sales after they have been open 15 months. Unit conversions are included immediately upon conversion.

(2)	Unit conversions include the sale or purchase of Company-operated restaurants to/from a franchisee.

(3)	Temporary closings are presented net of re-openings. Most temporary closings arise due to the re-imaging or the rebuilding of older restaurants.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Nature of Business

AFC develops, operates, and franchises quick-service restaurants under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”) in 47 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands, and 26 foreign countries. Popeyes has two reportable business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 20 to our Consolidated Financial Statements.

Management Overview of 2012 Results

Our fiscal year 2012 results and highlights include the following.

•

Reported net income was $30.4 million, or $1.24 per diluted share, compared to $24.2 million, or $0.97 per diluted share, in 2011. Adjusted earnings per diluted share, which included approximately $0.01 for the 53rd week of operations, were $1.24 compared to $0.99 in 2011, a 25% increase. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures”.

•	Global same-store sales increased 6.9%, compared to a 3.1% increase last year.

•	System-wide sales increased 13.5%, compared to a 6.6% increase in 2011.

•	The Popeyes system opened 141 restaurants, compared to 140 last year, and permanently closed 75 restaurants, resulting in 66 net openings, compared to 65 in 2011.

•	General and administrative expenses were $67.6 million, at 3.0% of system-wide sales compared to $61.3 million at 3.1% of system-wide sales in 2011.

•

Operating EBITDA of $55.9 million was 31.3% of total revenues, compared to $45.4 million, at 29.5% of total revenues last year. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•

Free cash flow was $36.7 million, compared to $28.5 million in 2011. As a percentage of total revenue, free cash flow increased to 20.5%, compared to 18.5% last year. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures”.

2012 Same-Store Sales

Global same-store sales increased 6.9%, compared to a 3.1% increase in 2011. Total domestic same-store sales increased 7.5%, compared to a 3.0% increase last year. This positive sales growth reflects Popeyes continued introduction of highly innovative new products, supported by expanded relevant advertising and strengthened restaurant execution.

International same-store sales increased 2.6%, compared to a 3.3% increase last year, the sixth consecutive year of positive same-store sales.

For additional information on our business strategies, see the discussion under the heading “Our Business Strategy” in Item 1 to this Annual Report on Form 10-K.

As it concerns our expected same-store sales results for 2013, see the discussion under the heading “Operating and Financial Outlook for 2013” later in this Item 7.

2012 Unit Growth

The Popeyes system opened 141 restaurants in 2012, which included 84 domestic and 57 international restaurants, compared to 140 openings in 2011. The Popeyes system permanently closed 75 restaurants in fiscal 2012, resulting in 66 net restaurant openings, compared to 65 net openings last year. These closures included 29 domestic and 46 international restaurants.

Factors Affecting Comparability of Consolidated Results of Operations: 2012, 2011 and 2010

For 2012, 2011, and 2010, the following items and events affect comparability of reported operating results:

•

The Company’s fiscal year ends on the last Sunday in December. The 2012 fiscal year consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks each. The 53rd week in 2012 increased sales by company-operated restaurants by approximately $1.2 million and increased franchise revenues by approximately $1.7 million. The net impact of the 53rd week earnings per share was approximately $0.01 per diluted share.

•	During 2012, 2011 and 2010, the company built five, two new restaurants and one new restaurant, respectively.

•	During 2011, the Company recognized $0.8 million of work opportunity tax credits related to prior years.

•	The Company recognized $0.8 million in expense for the corporate support center relocation in 2011.

•	During 2010 we expensed $0.6 million as a component of Interest expense, net in connection with our new credit facility.

•	During 2010, we recorded a tax benefit of $1.4 million, related to the completion of a federal income tax audit for years 2004 and 2005.

Comparisons of Fiscal Years 2012 and 2011

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $64.0 million in 2012, a $9.4 million increase from 2011. The increase was primarily due to new restaurants opened and a 5.3% increase in same-store sales.

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

Franchise revenues were $110.5 million in 2012, a $15.5 million increase from 2011. The increase was primarily due to an increase in royalties, resulting primarily from an increase in franchise same-store sales of 7.5% during 2012 and new franchised restaurants.

Company Operated Restaurant Profit

Company-operated restaurant operating profit of $11.1 million was 17.3% of sales, compared to $10.2 million and 18.7% of sales last year. The $0.9 million increase in Company-operated restaurant operating profit was primarily due to same-store sales of 5.3% and two new restaurant openings in 2011. The 2012 operating profit includes approximately $0.3 million in pre-opening costs associated with opening 5 new restaurants. The 2011 restaurant operating profit includes a $0.5 million favorable adjustment to insurance reserves. Excluding the effects of pre-opening costs in 2012 and the change in estimated insurance reserves in 2011, Company-operated restaurant operating profit margin would have been 17.8% in both 2012 and 2011. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

General and Administrative Expenses

General and administrative expenses were $67.6 million at 3.0% of system-wide sales in 2012, a $6.3 million increase from 2011. This increase was primarily attributable to:

•	$3.1 million increase in short-term and long-term employee incentive costs,

•	$1.0 million increase in restaurant support and pre-opening costs in new company-operated markets,

•	$0.9 million increase in domestic new restaurant development and reimage expenses,

•	$0.5 million in legal fees related to licensing arrangements,

•	$0.6 million increase in franchisee restaurant support services and new restaurant opening support costs, and

•	$0.2 million increase in global support center and other general administrative expenses, net.

General and administrative expenses remain among the most efficient in the industry at approximately 3.0% and 3.1% of system wide sales during 2012 and 2011, respectively.

Other Expenses (Income), Net

Other income was $0.5 million in income in 2012 compared to other expenses of $0.5 million last year. Fiscal 2012 results include $0.9 million in gains on sale of real estate assets to franchisees, partially offset by $0.4 million loss on disposal of property and equipment and other expenses, net. In 2011, the Company recognized $0.8 million in expenses for the global support center relocation, offset by a $0.8 net gain on the sale of assets and $0.5 million in disposals of property and equipment and other expenses, net.

See Note 16 to our Consolidated Financial Statements for a description of Other expenses (income), net for 2012 and 2011.

Operating Profit

Operating profit in 2012 was $51.3 million, a $10.6 million increase compared to 2011. Operating EBITDA was $55.9 million compared to $45.4 million in 2011. Fluctuations in the components of revenue and expense giving rise to these changes are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants.

(Dollars in millions)	2012	2011	Fluctuation	As a Percent
Franchise operations	$51.0	$40.2	$10.8	26.9%

Company-operated restaurants	4.4	5.2	(0.8)	(15.3%)

Operating profit before unallocated expenses	55.4	45.4	10.0	22.0%
Less unallocated expenses:
Depreciation and amortization	4.6	4.2	0.4	10.0%

Other expenses (income), net	(0.5)	0.5	1.0	200.0%
Total	$51.3	$40.7	$10.6	26.0%

The $10.8 million growth in franchise operations was primarily due to the $15.5 million increase in franchise revenue partially offset by increases in general and administrative expenses related to short-term and long-term employee incentive costs, domestic new restaurant development and reimage expenses, legal fees and franchise restaurant support services and new restaurant opening support costs.

Company-operated restaurants segment operating profit was $4.4 million, a $0.8 million or 15.3%, decrease from 2011. For 2012, company-operated restaurant operating profit was $11.1 million, a $0.9 million increase compared to 2011. Company-operated restaurant operating profit was offset by a $0.9 million planned increase in restaurant support and pre-opening costs in new company-operated markets Indianapolis and Charlotte, a $0.4 million increase in training, assessments and support costs in the New Orleans and Memphis company-operated restaurants and a $0.4 million increase in the intercompany royalty charge due to growth in revenues.

Income Tax Expense

Income tax expense was $17.3 million, yielding an effective tax rate of 36.3%, compared to an effective tax rate of 34.6% in 2011. The prior year income tax expense included a tax benefit of $0.8 million, or 2.2%, for work opportunity tax credits related to prior years. Excluding the impact of these tax credits, the 2012 effective rate was lower than 2011 due to minor favorable adjustments to income tax reserves, partially offset by higher state income taxes. The effective rates differ from statutory rates due to adjustments in estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

Comparisons of Fiscal Years 2011 and 2010

Sales by Company-Operated Restaurants

Sales by company-operated restaurants were $54.6 million in 2011, a $1.9 million increase from 2010. The increase was primarily due to new restaurants opened and the 1.1% increase in same-store sales.

Franchise Revenues

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

General and Administrative Expenses

General and administrative expenses were $61.3 million at 3.1% of system-wide sales in 2011, a $4.9 million increase from 2010.

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

Other Expenses (Income), Net

Other expenses were $0.5 million, compared to other expenses of $0.2 million in the previous year. In 2011, the Company recognized $0.8 million in expenses for the corporate support center relocation, offset by a $0.8 net gain on the sale of assets and $0.5 million in impairments and disposal of fixed assets and other expenses.

See Note 16 to our Consolidated Financial Statements for a description of Other expenses (income), net for 2011 and 2010.

Operating Profit

Operating profit of $40.7 million was $0.5 million less than in 2010 and Operating EBITDA was $45.4 million compared to $45.3 million. Higher revenues were offset by strategic investments to accelerate global sales and new restaurant development and by higher commodity costs in company-operated restaurants. Fluctuations in the various components of revenue and expense giving rise to this change are discussed above.

The following is an analysis of the fluctuations in operating profit by business segment.

Operating profit for each reportable segment includes operating results directly allocable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants.

(Dollars in millions)	2011	2010	Fluctuation	As a Percent
Franchise operations	$40.2	$39.7	$0.5	1.3%
Company-operated restaurants	5.2	5.6	(0.4)	(7.1%)

Operating profit before unallocated expenses	45.4	45.3	0.1	0.2%
Less unallocated expenses:
Depreciation and amortization	4.2	3.9	0.3	0.7%

Other expenses (income), net	0.5	0.2	0.3	150.0%
Total	$40.7	$41.2	$(0.5)	(1.2%)

The $0.5 million growth in franchise operations was primarily due to the $5.6 million increase in franchise revenue partially offset by increases in general and administrative expenses related to international franchise operations, domestic new restaurant development expenses, franchise restaurant support services and new restaurant opening support costs, information technology expenses and incentive and stock-based compensation expenses.

Company-operated restaurants segment operating profit was $5.2 million, a $0.4 million or 7.1%, decrease from 2010. For 2011, company-operated restaurant operating profit was $10.2 million, a $0.1 million increase compared to 2010. Company-operated restaurant operating profit was offset by a $0.1 million planned increase in restaurant support and pre-opening costs in our Indianapolis company-operated market, a $0.1 million increase in the intercompany royalty charge due to growth in revenues and a $0.3 million increase in information technology support and other general and administrative expenses, net.

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

Based primarily upon our generation of cash flows from operations, coupled with our existing cash reserves (approximately $17.0 million available as of December 30, 2012), and available borrowings under our 2010 Credit Facility (approximately $22.6 million available as of December 30, 2012), we believe that we will have adequate cash flow (primarily from operating cash flows) to meet our anticipated future requirements for working capital, various contractual obligations and expected capital expenditures for 2013.

Under the 2010 Credit Facility, we have the negotiated the right to increase our Revolving Loan Commitment by up to an additional $20 million, which would give the Company a total of $42.6 million available under the 2010 Credit Facility.

On December 23, 2010, the Company entered into the 2010 Credit Facility and refinanced the 2005 Credit Facility with proceeds drawn at closing.

Key terms in the 2010 Credit Facility are discussed in the Long Term Debt section in this Item 7.

See Note 9 for a discussion of the 2010 Credit Facility.

Our franchise model provides strong, diverse and reliable cash flows. Net cash provided by operating activities of the Company was $40.2 million and $32.1 million for 2012 and 2011, respectively. The increase in cash provided by operating activities was primarily attributable to: (1) higher revenues and (2) operating profit. See our Company’s Consolidated Statements of Cash Flows in our Consolidated Financial Statements.

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

Information regarding increased capital spending planned during 2013 is discussed under the heading entitled Operational and Financial Outlook for 2013 within this Item 7.

Under the terms of the Company’s 2010 Credit Facility, quarterly principal payments of $1.5 million will be due during 2013 and 2014, and $4.5 million during 2015.

Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries.

Minimum Fixed Charge Coverage Ratio is defined as the ratio of the company’s Consolidated EBITDA plus Consolidated Rental Expense less provisions for current taxes less Consolidated Capital Expenditures to Consolidated Fixed Charges. Consolidated Fixed Charges is defined as the sum of aggregate amounts of scheduled principal payments made during such period on Indebtedness, including Capital Lease Obligations, Consolidated Cash Interest, and Consolidated Rental Expense.

At December 30, 2012 the Company was compliant with all debt covenant requirements. The Company’s Total Leverage Ratio was 1.20 to 1.0 compared to a covenant requirement of less than 2.75 to 1.0 and the Minimum Fixed Charge Coverage Ratio was 2.75 to 1.0 compared to a covenant requirement of greater than 1.25 to 1.0.

During 2012, we amended the 2010 Credit Facility definition of Consolidated Capital Expenditures to exclude the purchase price paid for Permitted Acquisitions. Also, the definition of Consolidated Capital Expenditures was amended to exclude up to $15.0 million of expenditures for capital or other pre-opening expenses specifically related to the conversion and reimaging of restaurants in California and Minnesota through the end of fiscal 2013.

On November 13, 2012 the Company completed a $13.8 million acquisition of 27 restaurants in California and Minnesota. The restaurants were previously in the trade image of another quick service restaurant concept. Twenty-six (26) of the acquired restaurants are being converted into the Popeyes Louisiana Kitchen image at a cost of approximately $11.0 million. Following the conversion, the restaurants will be leased to Popeyes franchisees to operate under a standard franchise agreement. The remaining restaurant property will be sold. As of December 30, 2012, two of the California restaurants had been converted and leased to a franchisee.

On November 7, 2012, the Company entered into a new agreement with the King Features Syndicate Division of Hearst Holdings, Inc., licensor of the Popeye® the Sailorman and associated cartoon characters. As part of the new agreement, the parties agreed to dismiss the pending declaratory judgment action related to their previous license agreement. The new agreement confirms the expiration of the previous license agreement and the parties agree to cooperate with each other to protect their respective intellectual property rights on a world-wide basis. A one–time $7.0 million payment made to King Features, as well as the associated legal fees of $1.0 million, were recorded as an indefinite-lived intangible asset.

The Company’s Board of Directors has approved a share repurchase program. On February 13, 2013 the Board of Directors approved an additional $50.0 million for the share repurchase program. As of February 27, 2013, the remaining dollar amount of shares that may be repurchased under the program was approximately $51.4 million. See Note 12 to our Consolidated Financial Statements.

During 2012 and 2011, we repurchased and retired 741,228 and 1,465,436 shares of common stock for approximately $15.2 million and $22.3 million, respectively. During fiscal 2010, no shares of common stock were repurchased or retired.

Pursuant to the terms of the Company’s 2010 Credit Facility, the Company may repurchase its common shares when the Total Leverage ratio is less than 2.00 to 1.0

Operating and Financial Outlook for 2013

The Company is providing certain targets regarding its expectations for fiscal 2013.

•	Same-store sales growth in the range of 3 to 4%.
•	New restaurant openings in the range of 175 to 195, and net restaurant openings in the range of 85 to 115, for a net unit growth rate of 4 to 5.5%.
¡	During 2013, the Company expects to open and operate 6-10 new restaurants.
¡

Also included in 2013 openings are 24 of the restaurants acquired in Minnesota and California which will be converted to Popeyes primarily in the second and third quarters. Following the conversion, the restaurants will be leased to Popeyes franchisees to operate under a standard franchise agreements. One remaining acquired restaurant property will be sold.

•

General and administrative expenses are expected to increase to $72 to $74 million as we continue our investment in strategic initiatives and human capital. General and administrative expenses are expected to remain at approximately 3.0% of system-wide sales.

•

Capital expenditures for the year are expected to be $24 to $28 million, including the conversion of acquired restaurants in California and Minnesota and the development of Company-operated restaurants.

•	Adjusted earnings per diluted share in the range of $1.37 to $1.42, a 10 to 14% increase over 2012, after including the effect of the following two items:
¡	In 2013, the Company plans to repurchase $15 to $20 million in outstanding shares, compared to $15.2 million in 2012.
¡	The Company’s effective income tax rate in 2013 is expected to be approximately 37%, compared to 36.3% in 2012

Long-Term Guidance

Consistent with previous guidance, over the course of the upcoming five years, the Company believes the execution of its Strategic Plan will deliver on an average annualized basis the following results: same-store sales growth of 1 to 3%; net unit growth of 4 to 6%; and earnings per diluted share growth of 13 to 15%.

Contractual Obligations

The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 30, 2012:

(In millions)	2013	2014	2015	2016	2017	There- after	Total
Long-term debt, excluding capital leases(1)	$6.0	$6.3	$56.8	$0.3	$0.3	$0.8	$70.5
Interest on long-term debt, excluding capital leases(1)	2.3	2.1	2.1	0.1	0.1	0.1	6.8
Leases(2)	6.4	6.9	6.6	6.2	5.9	75.6	107.6
Copeland formula agreement(3)	3.1	3.1	3.1	3.1	3.1	33.9	49.4
Information technology outsourcing(3)	1.4	—	—	—	—	—	1.4
Business process services(3)	1.5	1.5	0.5	—	—	—	3.5
Total(4)	$20.7	$19.9	$69.1	$9.7	$9.4	$110.4	$239.2

(1)

For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 30, 2012. See Note 9 to our Consolidated Financial Statements for information concerning the terms of our 2010 Credit Facility, as amended and restated, and the 2011 interest rate swap agreements.

(2)

Of the $107.6 million of minimum lease payments, $101.1 million of those payments relate to operating leases and the remaining $6.5 million of payments relate to capital leases. See Note 10 to our Consolidated Financial Statements.

(3)	See Note 15 to our Consolidated Financial Statements.

(4)

We have not included in the contractual obligations table approximately $1.3 million for uncertain tax positions we have taken on a tax return. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the amount or period of cash settlement, if any, with the respective taxing authorities. These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Share Repurchase Program

During 2012 and 2011, we repurchased and retired 741,228 and 1,465,436 shares of common stock for approximately $15.2 and $22.3 million, respectively. During fiscal 2010 no shares of common stock were repurchased or retired.

On February 13, 2013 the Board of Directors approved an additional $50.0 million for the share repurchase program. As of February 27, 2013, the remaining shares that may be repurchased under the program was approximately $51.4 million.

Pursuant to the terms of the Company’s 2010 Credit Facility, the Company may repurchase its common stock when the Total Leverage Ratio is less than 2.00 to 1.0 The Total Leverage Ratio at December 30, 2012 is 1.20 to 1.0.

Capital Expenditures

Our capital expenditures consist primarily of re-imaging activities associated with company-operated restaurants, new restaurant construction and development, equipment replacements, investments in information technology, intangible assets and other property and equipment. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per restaurant basis typically cost between $70,000 and $130,000. Capital expenditures associated with new freestanding restaurant construction typically cost, on a per restaurant basis, between $0.7 million and $1.1 million.

During 2012, we invested approximately $27.3 million in various capital projects, comprised of $16.9 for the acquisition and conversion of restaurants in California and Minnesota, $7.2 million for the construction of five new restaurants located in Indianapolis and Charlotte, $1.1 million for information technology hardware and software, $0.6 million for reimaging activities at company restaurants, and $1.5 million in other capital assets to repair and rebuild damaged restaurants, and to maintain, replace and extend the lives of Company-operated QSR equipment and facilities.

During 2011, we invested approximately $10.4 million in various capital projects, comprised of $1.5 million for the construction of two new restaurants located in Indianapolis and New Orleans, $0.2 million for information technology hardware and software, $1.5 million for reimaging activities at company restaurants, $6.1 million for the construction of the new corporate office, $0.6 million for new point of sale equipment at company-operated restaurants, and $0.5 million in other capital assets to repair and rebuild damaged restaurants, and to maintain, replace and extend the lives of company-operated QSR equipment and facilities. Approximately $2.8 million was received in tenant improvement allowances for the construction of the new corporate office reducing the total cash outlay for capital projects from $10.4 million to $7.6 million.

During 2010, we invested approximately $3.2 million in various capital projects, comprised of $1.4 million for information technology hardware and software at Company-operated restaurants and the corporate office, $1.2 million for restaurant reimaging and corporate office construction and $0.6 million in other capital assets to maintain, replace and extend the lives of company-operated QSR equipment and facilities.

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

Key terms in the 2010 Credit Facility include the following:

•	The term loan and revolving credit facility maturity date is December 23, 2015.

•	The Company must maintain a Total Leverage Ratio of < 2.75 to 1.0.

•	The interest rate is LIBOR plus 250 basis points.

•	The Company must maintain a Minimum Fixed Charge Coverage Ratio of > 1.25 to 1.0.

•	The Company may repurchase and retire its common shares at any time the Total Leverage Ratio is less than 2.00 to 1.0.

•	The Company may make Permitted Acquisitions at any time the Total Leverage Ratio is less than 2.50 to 1.0.

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

The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the term and revolving credit facility may fluctuate because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants of the 2010 Credit Facility. The Company also pays a quarterly commitment fee of 0.5% on the unused portions of the revolving credit facility. As of December 30, 2012, the Company had $37.0 million of loans outstanding under its revolving credit facility. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of December 30, 2012, the Company had $0.4 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $22.6 million.

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

Under the terms of the Company’s 2010 Credit Facility, quarterly principal payments of $1.5 million will be due during 2013 and 2014, and $4.5 million during 2015.

As of December 30, 2012, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of December 30, 2012 and December 25, 2011, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility were 3.7% and 3.8% respectively.

Fair Value of Debt The fair values of each of our long-term debt instruments are based on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our term loan and capital lease obligations approximated their carrying values as of December 30, 2012.

Impact of Inflation

The impact of inflation on the cost of food, labor, fuel and energy costs, and other commodities has impacted our operating expenses. To the extent permitted by the competitive environment in which we operate, increased costs are partially recovered through menu price increases coupled with purchasing prices and productivity improvements.

Tax Matters

We are involved in U.S., state and local tax audits for income, franchise, property and sales and use taxes. In general, the statute of limitations remains open with respect to tax returns that were filed for each tax year after 2008. However, upon notice of a pending tax audit, we often agree to extend the statute of limitations to allow for complete and accurate tax audits to be performed. The U.S. federal tax years 2010 through 2011 are open to audit. In general, the state tax years open to audit range from 2008 through 2011.

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

In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for certain commodities including corn, soy, and wheat which impact the price of poultry and other food costs. Current commodity coverage is 100% of Q1 needs and approximately 25% of Q2 needs at levels equal to or slightly lower than in Q4 2012.

Foreign Currency Exchange Rate Risk.  We are exposed to foreign currency exchange risk from the potential changes in foreign currency rates that directly impact our royalty revenues and cash flows from our international franchise operations. In 2012, franchise revenues from these foreign currency based operations represented approximately 7.8% of our total franchise revenues. For each of 2012, 2011, and 2010, foreign-sourced revenues represented approximately 6.9%, 7.5%, and 7.2%, of our total revenues, respectively. All other things being equal, for the fiscal year ended December 30, 2012, operating profit would have decreased by approximately $0.7 million if all foreign currencies had uniformly weakened 10% relative to the U.S. Dollar.

As of December 30, 2012, approximately $1.1 million of our accounts receivable were denominated in foreign currencies. During 2012 the net loss from the exchange rate was insignificant. Our international franchised operations are in 26 foreign countries with approximately 50% or our revenues from international royalties originating from restaurants in Korea, Canada and Turkey.

Interest Rate Risk.  Our net exposure to interest rate risk consists of our borrowings under our 2010 Credit Facility, as amended and restated. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating interest rates. As of December 30, 2012, the balances outstanding under our 2010 Credit Facility, totaled $68.3 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2010 Credit Facility would be approximately $0.4 million.

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

Impairment of Long-Lived Assets.  We evaluate property and equipment for impairment during the fourth quarter of each year or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated restaurants, we perform our annual impairment evaluation on an individual restaurant basis. We evaluate restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment. We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows for the expected remaining useful life of the unit, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the restaurant and actual results at comparable restaurants. The carrying values of restaurant assets that are not considered recoverable are written down to their estimated fair market value, which we generally measure by discounting estimated future cash flows. We performed our annual evaluation of property and equivalent during the fourth quarter 2012 and determined that no impairment was indicated.

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

During the fourth quarter of fiscal year 2012, we performed our annual assessment of recoverability of goodwill and trademarks and determined that no impairment was indicated. Our Company-operated restaurants segment has goodwill of $2.2 million as of the end of 2012. The assumptions used in determining fair value for this reporting unit are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. While our operating assumptions reflect what we believe are reasonable and achievable growth rates, failure to realize these growth rates could result in future impairment of the recorded goodwill. If we believe the risks inherent in the business increase, the resulting change in the discount rate could also result in future impairment of the recorded goodwill.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We carried a valuation allowance on our deferred tax assets of $5.9 million at December 30, 2012 and $5.5 million at December 25, 2011, based on our view that it is more likely than not that we will not be able to take a tax benefit for certain state operating loss carryforwards which continue to expire.

The Company recognizes the benefit of positions taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the interim period in which the change occurs. At December 30, 2012, we had approximately $1.3 million of unrecognized tax benefits, $0.2 million of which, if recognized, would affect the effective tax rate. At December 30, 2012, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

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

Recent Accounting Standards

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. The guidance allows an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of this guidance to have a material impact on our operating results.

Management’s Use of Non-GAAP Financial Measures

Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit margins and Free cash flow are supplemental non-GAAP financial measures. The Company uses adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit margins and Free cash flow in addition to net income, operating profit and cash flows from operating activities, to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and performance of its business because they provide a link between profitability and operating cash flow. Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit margins and Free cash flow as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit margins and Free cash flow: (a) do not represent net income, cash flows from operations or earnings per share as defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to net income, earnings per share, operating profit, cash flows from operating activities or other financial information determined under GAAP.

Adjusted Earnings Per Diluted Share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

(i) other expense (income), net, as follows:

•

Fiscal 2012 includes $0.9 million in gains on sale of real estate assets to franchisees partially offset by $0.3 million loss on disposals of property and equipment and $0.1 of million hurricane-related expenses, net.

•	Fiscal 2011 includes $0.8 million in expenses for the global service center relocation, and $0.5 million in disposals of fixed assets offset by a $0.8 million net gain on the sale of assets;

(ii) for fiscal 2011, $0.5 million in accelerated depreciation related to the Company’s relocation to a new global corporate service center;

(iii) for fiscal 2012, $0.5 million in legal fees related to licensing arrangements and

(iv) the tax effect of these adjustments.

Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis fiscal 2012 and fiscal 2011, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to adjusted earnings per diluted share:

(in millions, except per share data)	Fiscal 2012	Fiscal 2011
Net income	$30.4	$24.2

Other expense (income), net	(0.5)	0.5

Accelerated depreciation related to the Company’s relocation to a new Global Service Center	-	0.5
Fees related to licensing arrangements	0.5	-
Tax effect	-	(0.5)
Adjusted net income	$30.4	$24.7
Adjusted earnings per diluted share	$1.24	$0.9	9
Weighted average diluted shares outstanding	24.5	25.0

Operating EBITDA: Calculation and Definition

The Company defines Operating EBITDA as “earnings before interest expense, taxes, depreciation and amortization, other expenses (income), net and legal fees related to licensing arrangements.” The following table reconciles on a historical basis for 2012 and 2011, the Company’s earnings before interest expense, taxes, depreciation and amortization, other expenses (income), net and legal fees related to licensing arrangements (“Operating EBITDA”) on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to Operating EBITDA. “Operating EBITDA” as a percentage of “Total Revenues” is defined as “Operating EBITDA” divided by “Total Revenues”.

(dollars in millions)	Fiscal 2012	Fiscal 2011
Net income	$30.4	$24.2
Interest expense, net	3.6	3.7
Income tax expense	17.3	12.8
Depreciation and amortization	4.6	4.2
Other expenses (income), net	(0.5)	0.5
Legal fees related to licensing arrangements	0.5	-
Operating EBITDA	$55.9	$45.4
Total Revenues	$178.8	$153.8
Operating EBITDA as a percentage of Total Revenues	31.3%	29.5%

Company-Operated Restaurant Operating Profit Margin: Calculation and Definition

The Company defines adjusted company-operated restaurant operating profit as “sales by company-operated restaurants” minus “restaurant employee, occupancy and other expenses” minus “restaurant food, beverages and packaging”. The following table reconciles on a historical basis for 2012 and 2011, the Company’s company-operated restaurant operating profit to the line item on its consolidated statement of operations entitled “sales by company-operated restaurants,” which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to “Company-operated restaurant operating profit”. Company-operated restaurant operating profit margin is defined as Company-operated restaurant operating profit divided by “sales by company-operated restaurants”.

(dollars in millions)	Fiscal 2012	Fiscal 2011
Sales by company-operated restaurants	$64.0	$54.6
Restaurant employee, occupancy and other expenses	(31.2)	(26.1)
Restaurant food, beverages and packaging	(21.7)	(18.3)
Company-operated restaurant operating profit	$11.1	$10.2
Company-operated restaurant operating profit margin	17.3%	18.7%

Free Cash Flow: Calculation and Definition

The Company defines Free Cash Flow as “net income” plus “depreciation and amortization,” plus “stock-based compensation expense,” minus “maintenance capital expenditures” (which includes: for fiscal 2012 $0.6 million in Company-operated restaurant reimages, $1.1 million of information technology hardware and software and $1.5 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities, and for fiscal 2011 $1.5 million in Company-operated restaurant reimages, $0.8 million of information technology hardware and software and $0.5 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities). In 2012, maintenance capital expenditures exclude $16.9 million related to the acquired restaurants in Minnesota and California and $7.2 million for the construction of new company-operated restaurants. In 2011, maintenance capital expenditures exclude $3.3 million related to the construction of the new corporate office, and $1.5 million for the construction of new Company-operated restaurants.

The following table reconciles on a historical basis for fiscal 2012 and fiscal 2011, the Company’s free cash flow on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to free cash flow. “Free Cash Flow as a percentage of total revenue (Free Cash Flow Margin)” is defined as “Free Cash Flow” divided by “Total revenue.”

(dollars in millions)	Fiscal 2012	Fiscal 2011
Net income	$30.4	$24.2
Depreciation and amortization	4.6	4.2
Stock-based compensation expense	4.9	2.9
Maintenance capital expenditures	(3.2)	(2.8)
Free cash flow	$36.7	$28.5
Total Revenue	$178.8	$153.8
Free cash flow as a percentage of total revenue (Free cash flow margin)	20.5%	18.5%

Forward-Looking Statements

Forward-Looking Statement: Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this Annual Report on Form 10-K include discussions regarding the Company’s planned implementation of its strategic plan, expectations regarding future growth, planned share repurchases, projections and expectations regarding same-store sales for fiscal 2013 and beyond, the Company’s ability to improve restaurant level margins, guidance for new restaurant openings and closures, effective income tax rate, and the Company’s anticipated 2013 and long-term performance, including projections regarding general and administrative expenses, net earnings per diluted share, operating profit, operating EBITDA and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our credit facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our credit facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in this Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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

(b)  Our Evaluation of AFC’s Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of AFC’s disclosure controls and procedures as of December 30, 2012, as required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2012 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management concluded that as of December 30, 2012, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers, LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the Company’s internal control over financial reporting as of December 30, 2012. This report can be found on Page F-1 of this Annual Report.

(d)  Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 will be included in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference. Biographical information on our executive officers is contained in Item 4A of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation required by this Item 11 will be included in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 will be included in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence required by this Item 13 will be included in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP. Information regarding principal accountant fees and services required by this Item 14 will be included in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

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

(b)  Exhibits

Exhibit Number	Description

2.1(z)	Asset Purchase Agreement among AFC Enterprises, Inc. and Wagstaff Management Corporation, Wagstaff Minnesota, Inc., Wagstaff Properties Minnesota, LLC, D&D Property Investments, LLC, Wagstaff Properties, LLC, and D&D Food Management, Inc., dated October 11, 2012. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

3.1(c)	Articles of Incorporation of AFC Enterprises, Inc., as amended, dated June 24, 2002.

3.2(u)	Amended and Restated Bylaws of AFC Enterprises, Inc.

4.1(n)	Form of registrant’s common stock certificate.

10.1(e)	Form of Popeyes Development Agreement, as amended.

10.2(e)	Form of Popeyes Franchise Agreement.

10.3(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date.

10.4(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

10.5(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

10.6(d)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc. as amended through November 29, 2009.

10.7(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.

10.8(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.

Exhibit Number	Description
10.9(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.

10.10(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.

10.11(m)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and AFC Enterprises, Inc.

10.12(a)	1992 Stock Option Plan of AFC, effective as of November 5, 1992, as amended to date.*

10.13(a)	1996 Nonqualified Performance Stock Option Plan — Executive of AFC, effective as of April 11, 1996.*

10.14(a)	1996 Nonqualified Performance Stock Option Plan — General of AFC, effective as of April 11, 1996.*

10.15(a)	1996 Nonqualified Stock Option Plan of AFC, effective as of April 11, 1996.*

10.16(a)	Form of Nonqualified Stock Option Agreement — General between AFC and stock option participants.*

10.17(a)	Form of Nonqualified Stock Option Agreement — Executive between AFC and certain key executives.*

10.18(a)	1996 Employee Stock Bonus Plan — Executive of AFC effective as of April 11, 1996.*

10.19(a)	1996 Employee Stock Bonus Plan — General of AFC effective as of April 11, 1996.*

10.20(a)	Form of Stock Bonus Agreement — Executive between AFC and certain executive officers.*

10.21(a)	Form of Stock Bonus Agreement — General between AFC and certain executive officers.*

10.22(a)	Form of Secured Promissory Note issued by certain members of management.*

10.23(a)	Form of Stock Pledge Agreement between AFC and certain members of management.*

10.24(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and AFC dated May 29, 1997.

10.25(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and John M. Roth.*

10.26(a)	Indemnification Agreement dated May 1, 1996 by and between AFC and Kelvin J. Pennington.*

10.27(a)	Indemnification Agreement dated April 11, 1996 by and between AFC and Frank J. Belatti.*

10.28(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*

10.29(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Victor Arias Jr.*

10.30(f)	Indemnification Agreement dated May 16, 2001 by and between AFC and Carolyn Hogan Byrd.*

10.31(f)	Indemnification Agreement dated August 9, 2001 by and between AFC and R. William Ide, III.*

10.32(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*

10.33(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*

10.34(d)	AFC Enterprises, Inc. Annual Executive Bonus Program.*

10.35(h)	Royalty and Supply Agreement dated July 15, 2010 between the Company and Diversified Seasoning, Inc. †

10.36(o)	Indemnity Agreement dated October 14, 2004 by and between AFC Enterprises, Inc. and Supply Management Services, Inc.

10.37(o)	Indemnity Agreement dated February 5, 2004 by and between AFC Enterprises, Inc., Cajun Operating Company and Supply Management Services, Inc.

Exhibit Number	Description
10.38(v)	Third Amended and Restated Credit Agreement dated as of August 14, 2009 among AFC Enterprises, Inc., the Lenders party thereto, JPMorgan Chase Bank, NA, JP Morgan Securities Inc. and Bank of America, N.A.

10.39(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.

10.40(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — General.*

10.41(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.*

10.42(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan — Executive.*

10.43(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.*

10.44(i)	Indemnification Agreement between AFC and Peter Starrett dated December 1, 2000.

10.45(p)	Indemnification Agreement dated November 28, 2006 by and between AFC and John M. Cranor, III.*

10.46(p)	Indemnification Agreement dated November 28, 2006 by and between AFC and Cheryl A. Bachelder.*

10.47(q)	Popeyes Chicken and Biscuits 2006 Bonus Plan.*

10.48(q)	Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and James W. Lyons.*

10.49(q)	Employment Agreement dated as of March 14, 2007 between AFC Enterprises, Inc. and Robert Calderin.*

10.50(j)	Credit Agreement dated as of December 23, 2010.

10.51(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (time-based vesting).*

10.52(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (performance-based vesting).*

10.53(s)	Employment Agreement dated as of October 9, 2007 between AFC Enterprises, Inc. and Cheryl A. Bachelder.

10.54(l)	Accelerated Stock Repurchase Agreement by and between AFC Enterprises, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch dated March 12, 2008.

10.55(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Harold M. Cohen.

10.56(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Henry Hope, III.

10.57(b)	Employment Agreement effective as of February 4, 2008 between the Company and Richard Lynch.*

10.58(w)	Employment Agreement effective as of April 20, 2009 between the Company and Ralph Bower.*

10.59(k)	Indemnification Agreement by and between the Company and Krishnan Anand dated November 2, 2010.*

10.60(x)	Employment Agreement by and between the Company and Andrew Skehan, dated August 17, 2011.

10.61(y)	First Amendment to the AFC Enterprises, Inc. 2006 Incentive Stock Plan.

Exhibit Number	Description
10.62(aa)	Promotion Letter Agreement among the Company and Ralph Bower.*

10.63(bb)	Form of Performance-Based Restricted Stock Unit Grant Certificate.*

11.1**	Statement regarding computation of per share earnings.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

†	Certain portions of this exhibit have been granted confidential treatment.
*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 19 to our Consolidated Financial Statements in this Annual Report.

(a)	Filed as an exhibit to the Registration Statement of AFC on Form S-4/A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(b)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 28, 2008 on March 11, 2009 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended April 18, 2010 on May 26, 2010 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of AFC on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of AFC on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended July 11, 2010 on August 18, 2010 and incorporated by reference herein.

(i)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended April 17, 2005, on May 27, 2005, and incorporated by reference herein.

(j)	Filed as an exhibit to the Form 8-K of AFC filed on December 29, 2010 and incorporated by reference herein.

(k)	Filed as an exhibit to the Form 8-K of AFC filed on November 3, 2010 and incorporated by reference herein.

(l)	Filed as an exhibit to the Form 8-K of AFC filed on March 13, 2008 and incorporated by reference herein

(m)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 28, 2003, on March 29, 2004 and incorporated by reference herein.

(n)	Filed as an exhibit to the Registration Statement of AFC on Form S-1/A (Registration No. 333-52608) on February 28, 2001 and incorporated by reference herein.

(o)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 26, 2004 on March 28, 2005 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 8-K of AFC filed November 29, 2006 and incorporated by reference herein.

(q)	Filed as an exhibit to the Form 10-K of AFC for the fiscal year ended December 31, 2006 and incorporated by reference herein.

(r)	Filed as an exhibit to the Form 8-K of AFC filed November 7, 2007 and incorporated by reference herein.

(s)	Filed as an exhibit to the Form 8-K of AFC filed October 12, 2007 and incorporated by reference herein.

(t)	Filed as an exhibit to the Form 10-Q of AFC for the quarter ended October 5, 2008 on November 12, 2008 and incorporated by reference herein.

(u)	Filed an exhibit to the Form 8-K of AFC filed on April 16, 2008 and incorporated by reference herein.

(v)	Filed as an Exhibit to the Form 8-K of AFC filed on August 20, 2009 and incorporated by reference herein.

(w)	Filed as an Exhibit to the Form 8-K of AFC filed on April 21, 2009 and incorporated by reference herein.

(x)	Filed as an Exhibit to the Form 8-K of AFC filed on August 19, 2011 and incorporated by reference herein.

(y)	Filed as an Exhibit to the Proxy Statement and Notice of 2011 Annual Shareholders Meeting of AFC on April 20, 2011 and incorporated by reference herein.

(z)	Filed as Exhibit 2.1 to the Form 8-K of AFC filed on October 16, 2012 and incorporated by reference herein.

(aa)	Filed as Exhibit 10.1 to the Form 10-Q of AFC for the quarter ended April 15, 2012 and incorporated by reference herein.

(bb)	Filed as Exhibit 10.2 to the Form 10-Q of AFC for the quarter ended April 15, 2012 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2013.

AFC ENTERPRISES, INC.

By:	/s/ CHERYL A. BACHELDER
Cheryl A. Bachelder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ CHERYL A. BACHELDER Cheryl A. Bachelder	Chief Executive Officer (Principal Executive Officer)	February 27, 2013

/s/ H. MELVILLE HOPE H. Melville Hope	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2013

/s/ JOHN M. CRANOR, III John M. Cranor, III	Director, Chairman of the Board	February 27, 2013

/s/ KRISHNAN ANAND Krishnan Anand	Director	February 27, 2013

/s/ VICTOR ARIAS, JR. Victor Arias, Jr.	Director	February 27, 2013

/s/ CAROLYN H. BYRD Carolyn H. Byrd	Director	February 27, 2013

/s/ JOHN F. HOFFNER John F. Hoffner	Director	February 27, 2013

/s/ R. WILLIAM IDE, III R. William Ide, III	Director	February 27, 2013

/s/ KELVIN J. PENNINGTON Kelvin J. Pennington	Director	February 27, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AFC Enterprises, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of AFC Enterprises, Inc. and its subsidiaries at December 30, 2012 and December 25, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, GA

February 27, 2013

AFC Enterprises, Inc.

Consolidated Balance Sheets

As of December 30, 2012, and December 25, 2011

(In millions, except share data)

	2012	2011
Current assets:
Cash and cash equivalents	$17.0	$17.6
Accounts and current notes receivable, net	7.3	7.0
Other current assets	4.2	4.8
Advertising cooperative assets, restricted	25.7	18.9

Total current assets	54.2	48.3

Long-term assets:
Property and equipment, net	51.3	27.4
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	53.9	46.5
Other long-term assets, net	1.9	2.3

Total long-term assets	118.2	87.3

Total assets	$172.4	$135.6

Current liabilities:
Accounts payable	$7.6	$6.1
Other current liabilities	5.9	8.2
Current debt maturities	6.0	5.2
Advertising cooperative liabilities	25.7	18.9

Total current liabilities	45.2	38.4

Long-term liabilities:
Long-term debt	66.8	58.8
Deferred credits and other long-term liabilities	26.2	24.6

Total long-term liabilities	93.0	83.4

Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 23,907,428 and 24,383,274 shares issued and outstanding at the end of fiscal years 2012 and 2011, respectively)	0.2	0.2
Capital in excess of par value	87.6	97.6
Accumulated deficit	(52.8)	(83.2)
Accumulated other comprehensive loss	(0.8)	(0.8)

Total shareholders’ equity	34.2	13.8

Total liabilities and shareholders’ equity	$172.4	$135.6

The accompanying notes are an integral part of these consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Operations

For Fiscal Years 2012, 2011, and 2010

(In millions, except per share data)

	2012	2011	2010
Revenues:
Sales by company-operated restaurants	$64.0	$54.6	$52.7
Franchise revenues	110.5	95.0	89.4
Rent and other revenues	4.3	4.2	4.3

Total revenues	178.8	153.8	146.4

Expenses:
Restaurant employee, occupancy and other expenses	31.2	26.1	25.8
Restaurant food, beverages and packaging	21.7	18.3	16.8
Rent and other occupancy expenses	2.9	2.7	2.1
General and administrative expenses	67.6	61.3	56.4
Depreciation and amortization	4.6	4.2	3.9
Other expenses (income), net	(0.5)	0.5	0.2

Total expenses	127.5	113.1	105.2

Operating profit	51.3	40.7	41.2
Interest expense, net	3.6	3.7	8.0

Income before income taxes	47.7	37.0	33.2
Income tax expense	17.3	12.8	10.3

Net income	$30.4	$24.2	$22.9

Earnings per common share, basic:	$1.27	$0.99	$0.91

Earnings per common share, diluted:	$1.24	$0.97	$0.90

Weighted-average shares outstanding:
Basic	23.9	24.5	25.3
Diluted	24.5	25.0	25.5

The accompanying notes are an integral part of these consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Comprehensive Income

For Fiscal Years 2012, 2011, and 2010

(In millions)

	2012	2011	2010
Net income	$30.4	$24.2	$22.9

Other comprehensive income
Net change in fair value of cash flow hedge	—	(1.3)	—
Reclassification adjustments for derivative losses included in earnings	—	0.1	0.6

Other comprehensive income, before income tax	—	(1.2)	0.6
Income tax on other comprehensive income	—	0.5	(0.2)

Other comprehensive income, net of income taxes	—	(0.7)	0.4

Comprehensive income	$30.4	$23.5	$23.3

The accompanying notes are an integral part of these consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For Fiscal Years 2012, 2011, and 2010

(Dollars in millions)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total
	Number of Shares	Amount

Balance at December 27, 2009	25,455,917	$0.3	$112.3	$(130.3)	$(0.5)	$(18.2)

Net income	—	—	—	22.9	—	22.9
Other comprehensive income, net of tax	—	—	—	—	0.4	0.4
Cancellation of shares	137,775	—	1.5	—	—	1.5
Issuance of restricted stock awards, net of forfeitures	92,013	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	—	2.7	—	—	2.7

Balance at December 26, 2010	25,685,705	$0.3	$116.4	$(107.4)	$(0.1)	$9.2

Net income	—	—	—	24.2	—	24.2
Other comprehensive income, net of tax	—	—	—	—	(0.7)	(0.7)
Repurchases and retirement of shares	(1,465,436)	(0.1)	(22.2)	—	—	(22.3)
Excess tax benefit from stock-based compensation	—	—	0.1	—	—	0.1
Issuance of common stock under stock option plans	59,407	—	0.6	—	—	0.6
Issuance of restricted stock awards, net of forfeitures	103,598	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	2.9	—	—	2.9

Balance at December 25, 2011	24,383,274	$0.2	$97.6	$(83.2)	$(0.8)	$13.8

Net income	—	—	—	30.4	—	30.4
Other comprehensive income, net of tax	—	—	—	—	—	—
Repurchases and retirement of shares	(741,228)	—	(15.2)	—	—	(15.2)
Excess tax benefit from stock-based compensation	—	—	0.4	—	—	0.4
Issuance of common stock under stock option plans	108,935	—	1.3	—	—	1.3
Issuance of restricted stock awards, net of forfeitures	156,447	—	(1.4)	—	—	(1.4)
Stock-based compensation expense	—	—	4.9	—	—	4.9

Balance at December 30, 2012	23,907,428	$0.2	$87.6	$(52.8)	$(0.8)	$34.2

The accompanying notes are an integral part of these consolidated financial statements.

AFC Enterprises, Inc.

Consolidated Statements of Cash Flows

For Fiscal Years 2012, 2011, and 2010

(In millions)

	2012	2011	2010
Cash flows provided by (used in) operating activities:
Net income	$30.4	$24.2	$22.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.6	4.2	3.9
Disposals of property and equipment	0.3	0.5	0.7
Net gain on sale of assets	(0.9)	(0.8)	(0.5)
Deferred income taxes	2.2	1.3	1.5
Non-cash interest expense, net	0.4	0.5	1.7
Provision for credit losses (recoveries)	(0.1)	(0.3)	(0.5)
Excess tax benefit from share-based payment arrangements	(0.4)	(0.1)	—
Stock-based compensation expense	4.9	2.9	2.7
Change in operating assets and liabilities:
Accounts receivable	(0.2)	(1.4)	1.5
Other operating assets	0.8	(0.2)	(1.7)
Accounts payable and other operating liabilities	(1.8)	1.3	(3.8)

Net cash provided by operating activities	40.2	32.1	28.4

Cash flows provided by (used in) investing activities:
Capital expenditures	(27.3)	(7.6)	(3.2)
Proceeds from dispositions of property and equipment	0.4	0.7	—
Investment in trademark	(8.0)	—	—
Proceeds from notes receivable and other investing activities	—	0.3	3.0

Net cash provided by (used in) investing activities	(34.9)	(6.6)	(0.2)

Cash flows provided by (used in) financing activities:
Principal payments — 2005 credit facility (term loan)	—	—	(78.3)
Principal payments — 2010 credit facility (term loan)	(5.0)	(3.8)	—
Borrowings under 2010 credit facility (term loan)	—	—	40.0
Borrowings under 2010 revolving credit facility	13.0	2.0	22.0
Excess tax benefits from share-based payment arrangements	0.4	0.1	—
Share repurchases	(15.2)	(22.3)	—
Proceeds from exercise of employee stock options	1.3	0.6	1.5
Debt issuance costs	—	—	(1.2)
Other financing activities, net	(0.4)	(0.4)	(0.4)

Net cash used in financing activities	(5.9)	(23.8)	(16.4)

Net increase (decrease) in cash and cash equivalents	(0.6)	1.7	11.8
Cash and cash equivalents at beginning of year	17.6	15.9	4.1

Cash and cash equivalents at end of year	$17.0	$17.6	$15.9

The accompanying notes are an integral part of these consolidated financial statements.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010

Note 1 — Description of Business

AFC Enterprises, Inc. (“AFC” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”) in 47 states, the District of Columbia, three territories, and 26 foreign countries.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of AFC and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

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

Fiscal Year.  The Company has a 52/53-week fiscal year that ends on the last Sunday in December. Fiscal year 2012 consisted of 53 weeks. The 2011 and 2010 fiscal years both consisted of 52 weeks.

Cash and Cash Equivalents. The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. Bank overdrafts were insignificant for both fiscal years 2012 and 2011.

Supplemental Cash Flow Information.

(in millions)	2012	2011	2010
Interest paid	$2.9	$2.4	$6.4
Corporate office lease tenant improvement allowances and incentives	—	(3.0)	—
Property acquired under capital lease obligation	1.0	—	—
Income taxes paid, net	12.5	10.6	10.3

Accounts Receivable, Net.  At December 30, 2012 and December 25, 2011, accounts receivable, net were $7.3 million and $7.0 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, and rents, and various miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. The Company reserves a franchisee’s receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that it may or may not collect the balance due. During 2012, 2011, and 2010, changes in the allowance for doubtful accounts were as follows:

(in millions)	2012	2011	2010
Balance, beginning of year	$0.6	$1.2	$2.1
Provisions for credit recoveries (losses)	(0.1)	(0.3)	(0.5)
Write-offs	(0.3)	(0.3)	(0.4)
Balance, end of year	$0.2	$0.6	$1.2

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

Notes Receivable, Net.  Notes receivable consist of notes from franchisees to finance certain past due franchise revenues and rents. The notes receivable balance is stated net of an allowance for uncollectible amounts which is evaluated each reporting period on a note-by-note basis. At December 30, 2012 and December 25, 2011, all notes receivable were fully reserved. The balance in the allowance account at both December 30, 2012 and December 25, 2011, was approximately $0.9 million.

Inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist principally of food, beverage items, paper and supplies. At December 30, 2012 and December 25, 2011, inventories of $0.5 million and $0.4 million, respectively, were included as a component of “Other current assets.”

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation.

Provisions for depreciation are made using the straight-line method over an asset’s estimated useful life: 7-35 years for buildings; 5-15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3-20 years). During 2012, 2011, and 2010, depreciation expense was approximately $4.0 million, $3.7 million, and $3.3 million, respectively.

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

Goodwill, Trademarks, and Other Intangible Assets.  Amounts assigned to goodwill arose from the allocation of reorganization value when the Company emerged from bankruptcy in 1992 and from business combinations accounted for by the purchase method. Amounts assigned to trademarks arose from the allocation of reorganization value when the Company emerged from bankruptcy in 1992. These assets are deemed indefinite-lived assets and are not amortized for financial reporting purposes. See Note 6 for further disclosure.

The Company’s finite-lived intangible assets (primarily re-acquired franchise rights) are amortized on a straight-line basis over 10 to 20 years based on the remaining life of the original franchise agreement or lease agreement.

The Company evaluates goodwill and trademarks for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. The impairment evaluation for goodwill includes a comparison of the fair value of each of the Company’s reporting units with their carrying value. The Company’s reporting units are its business segments. Goodwill is allocated to each reporting unit for purposes of this analysis. Goodwill associated with bankruptcy reorganization value is assigned to reporting units using a relative fair value approach. Goodwill associated with a business combination is allocated to the reporting unit or a component of the reporting unit expected to benefit from the synergies of the combination. The fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using a discounted cash flow model. The operating assumptions used in the discounted cash flow model are generally

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If a reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company follows a similar analysis for the evaluation of trademarks, but that analysis is performed on a consolidated basis. During 2012, 2011, and 2010, there was no impairment of goodwill or trademarks identified during the Company’s annual impairment testing.

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

The Company’s contributions to the advertising cooperative based on company-operated restaurant sales are reflected in the Company’s Consolidated Statements of Operations as a component of “Restaurant employee, occupancy and other expenses.” Additional contributions to the advertising cooperative for national media

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

advertising and other marketing related costs are expensed as a component of “General and administrative expenses.” During 2012, 2011, and 2010, the Company’s advertising costs were approximately $2.3 million, $2.4 million, and $2.3 million, respectively.

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

As of December 30, 2012 and December 25, 2011, accumulated other comprehensive loss consisted of net unrealized loss on an interest rate swap agreements. See Note 9 for further discussion of the Company’s interest rate swap agreements.

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

Cash Consideration from Vendors.  The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its advertising fund from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants. For Company-operated restaurants, these incentives are recognized as earned throughout the year and are classified as a reduction of “Restaurant food,

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

beverages and packaging” in the Consolidated Statements of Operations. The incentives recognized by company-operated restaurants were approximately $0.6 million, $0.6 million, and $0.5 million, in 2012, 2011, and 2010, respectively. Rebates earned and contributed to the cooperative advertising fund are excluded from the Company’s Consolidated Statements of Operations.

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

There were no sales of company-operated restaurants in 2012, 2011, or 2010. During 2012, 2011 and 2010, previously deferred gains of approximately $0.6 million, $0.3 million, and $0.5 million, respectively, were recognized in income as a component of “Other expenses (income), net” in the accompanying Consolidated Statements of Operations.

Research and Development.  Research and development costs are expensed as incurred. During 2012, 2011, and 2010, such costs were approximately $1.8 million, $2.3 million, and $1.9 million, respectively.

Foreign Currency Transactions. Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses are included in the accompanying Consolidated Statements of Operations as a component of “General and administrative expenses.” The net foreign currency gains and losses were insignificant in 2012 and 2010. The net foreign currency loss was $0.1 million in 2011.

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

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

The Company recorded $4.9 million ($3.1 million net of tax), $2.9 million ($1.9 million net of tax), and $2.7 million ($1.7 million net of tax), in total stock-based compensation expense during 2012, 2011, and 2010, respectively.

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

Note 3 — Recent Accounting Pronouncements That the Company Has Not Yet Adopted

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. The guidance allows an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of this guidance to have a material impact on our operating results.

Note 4 — Other Current Assets

(in millions)	2012	2011
Deferred tax assets	$0.3	$0.4
Prepaid income taxes	—	1.4
Prepaid expenses and other current assets	3.9	3.0
	$4.2	$4.8

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

Note 5— Property and Equipment, Net

(in millions)	2012	2011
Land	$12.1	$3.0
Buildings and improvements	43.2	29.7
Equipment	23.3	19.2
Properties held for sale and other	0.7	0.1

	79.3	52.0
Less accumulated depreciation and amortization	(28.0)	(24.6)
	$51.3	$27.4

At December 30, 2012 and December 25, 2011, property and equipment, net included capital lease assets with a gross book value of $1.8 million and $0.1 million accumulated amortization.

On November 13, 2012 the Company completed a $13.8 million acquisition of 27 restaurants in Minnesota and California. The restaurants were in the trade image of another quick service restaurant concept. Twenty-six of the acquired restaurants are being converted into the Popeyes Louisiana Kitchen image at a cost of approximately $11.0 million. Following the conversion, the restaurants will be leased to Popeyes franchisees to operate under our standard franchise agreement. The remaining restaurant property will be sold. As of December 30, 2012, two of the California restaurants had been converted and leased to a franchisee.

The following table summarizes the allocation of the $14.6 million total cost of the acquisition including the $13.8 million purchase price:

Land	$7.5
Building and improvements	6.5
Properties held for sale and other	0.6

Total cost	$14.6

Note 6 — Trademarks and Other Intangible Assets, Net

(in millions)	2012	2011
Non-amortizable intangible assets:
Trademarks	$50.0	$42.0
Other	0.6	0.6

	50.6	42.6
Amortizable intangible assets:
Re-acquired franchise rights	7.1	7.1
Accumulated amortization	(3.8)	(3.2)

	3.3	3.9
	$53.9	$46.5

Amortization expense was approximately $0.6 million, $0.5 million, and $0.6 million, for 2012, 2011, and 2010, respectively. Estimated amortization expense is expected to be approximately $0.5 million in 2013 through 2017. The remaining weighted average amortization period for these assets is 7 years.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

On November 7, 2012, the Company entered into a new agreement with the King Features Syndicate Division of Hearst Holdings, Inc., licensor of the Popeye® the Sailorman and associated cartoon characters. As part of the new agreement, the parties agreed to dismiss the pending declaratory judgment action related to their previous license agreement. The new agreement confirms the expiration of the previous license agreement and the parties agree to cooperate with each other to protect their respective intellectual property rights on a world-wide basis. A one–time $7.0 million payment made to King Features, as well as the associated legal fees of $1.0 million, were recorded as an indefinite-lived intangible asset.

Note 7 — Other Current Liabilities

(in millions)	2012	2011
Accrued wages, bonuses and severances	$2.6	$5.0
Other	3.3	3.2
	$5.9	$8.2

Note 8 — Fair Value Measurements

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of December 30, 2012 and December 25, 2011:

	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
December 30, 2012
Financial Assets
Cash and cash equivalents	$17.0	$—	$—	$17.0
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$21.3	$—	$—	$21.3
Financial Liabilities
Interest rate swap agreement (Note 9)	$—	$1.3	$—	$1.3
Long term debt and other borrowings		74.4		72.8
Total liabilities at fair value	$—	$75.7	$—	$74.1

	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
December 25, 2011
Financial Assets
Cash and cash equivalents	$17.7	$—	$—	$17.7
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$22.0	$—	$—	$22.0
Financial Liabilities
Interest rate swap agreement (Note 9)	$—	$1.3	$—	$1.3
Long term debt and other borrowings		66.2		64.0
Total liabilities at fair value	$—	$67.5	$—	$65.3

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

At December 30, 2012 and December 25, 2011, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.

The fair value of the Company’s interest rate swap is based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”). The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity.

Note 9 — Long-Term Debt and Other Borrowings

(in millions)	2012	2011
2010 Credit Facilities:
Revolving credit facility	$37.0	$24.0
Term loan	31.3	36.3
Capital lease obligations	2.3	1.4
Other notes	2.2	2.3

	72.8	64.0

Less current portion	(6.0)	(5.2)
	$66.8	$58.8

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

Key terms in the 2010 Credit Facility include the following:

•	The term loan and revolving credit facility maturity date is December 23, 2015.

•	The Company must maintain a Total Leverage Ratio of < 2.75 to 1.0.

•	The interest rate is LIBOR plus 250 basis points.

•	The Company must maintain a Minimum Fixed Charge Coverage Ratio of > 1.25 to 1.0.

•	The Company may repurchase and retire its common shares at any time the Total Leverage Ratio is less than 2.00 to 1.0.

•	The Company may make Permitted Acquisitions at any time the Total Leverage Ratio is less than 2.50 to 1.0.

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

The revolving credit facility and term loan bear interest based upon alternative indices (LIBOR, Federal Funds Effective Rate, Prime Rate and a Base CD rate) plus an applicable margin as specified in the facility. The margins on the term and revolving credit facility may fluctuate because of changes in certain financial leverage ratios and the Company’s compliance with applicable covenants of the 2010 Credit Facility. The Company also pays a quarterly commitment fee of 0.5% on the unused portions of the revolving credit facility. As of December 30, 2012, the Company had $37.0 million of loans outstanding under its revolving credit facility. Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of December 30, 2012, the Company had $0.4 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $22.6 million.

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

Under the terms of the Company’s 2010 Credit Facility, quarterly principal payments of $1.5 million will be due during 2013 and 2014, and $4.5 million during 2015.

As of December 30, 2012, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of December 30, 2012 and December 25, 2011, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility were 3.7% and 3.8% respectively.

Future Debt Maturities. At December 30, 2012, aggregate future debt maturities, excluding capital lease obligations, were as follows:

(in millions)
2013	$ 6.0
2014	6.3
2015	56.8
2016	0.3
2017	0.3
Thereafter	0.8
$ 70.5

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

For Fiscal Years 2012, 2011, and 2010 — (Continued)

On September 10, 2009, the Company entered into interest rate swap agreements limiting the interest rate exposure on $30 million of the term loan debt to a fixed rate of 7.40%. The term of the swap agreements expired August 31, 2011.

The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:

Fair Values of Derivative Instruments

Derivative Liabilities
(In millions)	Balance Sheet Location	12/30/12	12/25/11
Interest rate swap agreements	Deferred credits and other long-term liabilities	$ 1.3	$ 1.3

The Effect of Derivative Instruments on the Statement of Operations

	Amount of Gain (Loss) recognized into AOCI			Amount of Gain (Loss) Reclassified from AOCI to Income

(In millions)	2012	2011	2010		2012	2011	2010
Interest rate swap agreements, net of tax	$—	$(0.8)	$—	Interest expense, net	$—	$(0.1)	$(0.6)
	$—	$(0.8)	$—		$—	$(0.1)	$(0.6)

Net interest expense associated with these agreements was approximately $0.6 million, $0.7 million, and $0.7 million in 2012, 2011, and 2010, respectively.

Fair Value of Debt The fair values of each of our long-term debt instruments are based on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our term loan and capital lease obligations approximated their carrying values as of December 30, 2012.

Note 10 — Leases

The Company leases property and equipment associated with its (1) corporate facilities; (2) company-operated restaurants; (3) certain former company-operated restaurants that are now operated by franchisees and the property subleased to the franchisee; and (4) certain former company-operated restaurants that are now subleased to a third party.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

At December 30, 2012, future minimum payments under capital and non-cancelable operating leases were as follows:

(in millions)	Capital Leases	Operating Leases
2013	$0.3	$6.1
2014	0.3	6.6
2015	0.3	6.3
2016	0.3	5.9
2017	0.2	5.7
Thereafter	5.1	70.5

Future minimum lease payments	6.5	101.1
Less amounts representing interest	4.2	—
	$2.3	$101.1

During 2012, 2011, and 2010, rental expense was approximately $5.9 million, $5.9 million, and $4.6 million, respectively, including contingent rentals of $0.2 million, $0.2 million, and $0.2 million, respectively. At December 30, 2012, the implicit rate of interest on capital leases ranged from 8.1% to 16.0%.

The Company leases certain restaurant properties and subleases other restaurant properties to franchisees. At December 30, 2012, the aggregate gross book value and net book value of owned properties that were leased to franchisees was approximately $3.2 million and $2.7 million, respectively. During 2012, 2011, and 2010, rental income from these leases and subleases was approximately $4.3 million, and $4.1 million, and $4.2 million, respectively. At December 30, 2012, future minimum rental income associated with these leases and subleases, are approximately $2.9 million in 2013, $2.6 million in 2014, $2.3 million in 2015, $2.0 million in 2016, $1.7 million in 2017, and $7.3 million thereafter.

Note 11 — Deferred Credits and Other Long-Term Liabilities

(in millions)	2012	2011
Deferred franchise revenues	$2.4	$2.4
Deferred gains on unit conversions	1.1	1.7
Deferred rentals	7.0	6.1
Above-market rent obligations	2.7	2.7
Deferred income taxes	9.3	6.8
Other	3.7	4.9
	$26.2	$24.6

Note 12 — Common Stock

Share Repurchase Program. The Company’s Board of Directors has approved a share repurchase program. On February 13, 2013 the Board of Directors approved an additional $50.0 million for the share repurchase program. During 2012 and 2011, we repurchased and retired 741,228 and 1,465,436 shares of common stock for approximately $15.2 and $22.3 million, respectively. During fiscal 2010 no shares of common stock were repurchased or retired.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

The remaining value of shares that may be repurchased under the program was $51.4 million. Pursuant to the terms of the Company’s 2010 Credit Facility, the Company may repurchase its common stock when the Total Leverage Ratio is less than 2.00 to 1.0 The Total Leverage Ratio at December 30, 2012 is 1.20 to 1.0.

Dividends. During 2012 and 2011, the Company paid no dividends.

Note 13 — Stock Option Plans

The 2002 Incentive Stock Plan. In February 2002, the Company created the 2002 Incentive Stock Plan. This plan authorized the issuance of 4.5 million shares of the Company’s common stock. All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding as of December 30, 2012 allow certain employees and directors of the Company to purchase approximately 6,000 shares of common stock. If not exercised, the options expire seven years from the date of issuance. As of May 25, 2006, the Company no longer grants options under this plan.

The 2006 Incentive Stock Plan. In May 2006, the Company created the 2006 Incentive Stock Plan. The plan authorizes the issuance of approximately 3.3 million shares of the Company’s common stock. The plan replaced the existing 2002 Incentive Stock Plan and no further grants will be made under the 2002 Incentive Stock Plan. The 2006 Incentive Stock Plan did not increase the number of shares of stock available for grant under the 2002 Incentive Stock Plan. Options and other awards such as restricted stock, stock appreciation rights, stock grants, and stock unit grants under the plan generally may be granted to any of the Company’s employees and non-employee directors. The options currently granted and outstanding as of December 30, 2012 allow certain employees and directors of the Company to purchase approximately 802,000 shares of common stock.

A Summary of Stock Option Plan Activity. The table below summarizes the activity within the Company’s stock option plans for the 53 week period ended December 30, 2012.

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Stock options:
Outstanding at beginning of year	889	$11.64
Granted options	115	16.56
Exercised options	(109)	12.23
Cancelled and expired options	(87)	12.82
Outstanding at end of year	808	$12.16	3.5	$10.9
Exercisable at end of year	595	$11.10	2.7	$8.7
Shares available for future grants under the plans at end of year	1,592

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2012 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The Company recognized approximately $0.9 million, $0.9 million, and $1.1 million, in stock-based compensation expense associated with its stock option grants during 2012, 2011, and 2010, respectively. As of December 30, 2012 there was approximately $0.7 million of total unrecognized compensation costs related to

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

unvested stock options which are expected to be recognized over a weighted average period of approximately 1.4 years. The total fair value at grant date of awards which vested during 2012, 2011, and 2010 was $1.4 million, $0.9 million, and $0.7 million, respectively.

The weighted average grant date fair value of awards granted during 2012, 2011, and 2010 was $7.74, $8.51, and $5.41, respectively. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 was $1.1 million, $0.3 million and $0.3 million, respectively

During 2012, 2011, and 2010, the fair value of option awards were estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The following weighted average assumptions were used for the grants:

	2012	2011	2010
Risk-free interest rate	1.0%	2.9%	2.8%
Expected dividend yield	0%	0%	0%
Expected term (in years)	4.5	6.0	4.5
Expected volatility	55.3%	56.8%	58.0%

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

The following table summarizes the non-vested stock option activity for the 53 week period ended December 30, 2012:

(shares in thousands)	Shares	Weighted Average Grant Date Value
Unvested stock options outstanding at beginning of period	452	$5.76
Granted	115	7.74
Vested	(264)	5.49
Cancelled	(67)	5.31
Unvested stock options outstanding at end of period	236	$7.15

Restricted Share Awards

The Company grants restricted share awards pursuant to the 2006 Incentive Stock Plan. These awards are amortized as expense on a graded vesting basis. The Company recognized approximately $3.4 million, $1.6 million, and $1.3 million, in stock-based compensation expense associated with these awards during 2012, 2011, and 2010, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

The following table summarizes the restricted share awards activity for the 53 week period ended December 30, 2012:

(share awards in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested restricted share awards:
Outstanding beginning of year	298	$11.91
Granted	259	16.28
Vested	(217)	11.32
Cancelled	(20)	13.13
Outstanding end of year	320	$15.77

The weighted average grant date fair value of restricted share awards granted during 2011 was $15.32.

As of December 30, 2012, there was approximately $2.5 million of total unrecognized compensation cost related to unvested restricted stock awards which are expected to be recognized over a weighted average period of approximately 1.8 years. The total fair value at grant date of awards which vested during 2012, 2011, and 2010, was $2.5 million, $0.4 million, and $0.5 million, respectively.

Restricted Share Units

The Company grants restricted stock units (RSUs) to members of its board of directors pursuant to the 2006 Incentive Stock Plan. Vested RSUs are convertible into shares of the Company’s common stock on a 1:1 basis at such time the director no longer serves on the board of the Company. The Company recognized $0.6 million, $0.4 million, and $0.3 million in stock-based compensation expense associated with these awards during the 2012, 2011, and 2010, respectively. As of December 30, 2012, there was approximately $0.3 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 0.4 years. No awards vested during 2012, 2011, and 2010.

The following table summarizes the restricted share unit activity for the 53 week period ended December 30, 2012.

(share awards in thousands)	Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units:
Outstanding beginning of year	177	$10.82
Granted	33	21.02
Outstanding end of year	210	$12.44

The weighted average grant date fair value of restricted share units granted during 2011 was $15.90.

Note 14 — 401(k) Savings Plan

The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 75.0% of their eligible compensation to the

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 5.0% of their eligible compensation. The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.4 million, $0.3 million, and $0.3 million, during 2012, 2011, and 2010, respectively, for its contributions to the Plan.

Note 15 — Commitments and Contingencies

Supply Contracts. Supplies are generally provided to Popeyes franchised and company-operated restaurants, pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative of which the Company is a member. The Company, its franchisees and the owners of Cinnabon bakeries hold membership interests in SMS in proportion to the number of restaurants they own. At December 30, 2012, the Company held one of seven board seats. The operations of SMS are not included in the Consolidated Financial Statements.

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

Formula and Supply Agreements with Former Owner.  The Company has a formula licensing agreement with the estate of Alvin C. Copeland, the founder of Popeyes and the primary owner of Diversified Foods and Seasonings, Inc. (“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the Popeyes fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay the estate of Mr. Copeland approximately $3.1 million annually until March 2029. During each of 2012, 2011, and 2010, the Company expensed approximately $3.1 million under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.

Business Process Services.  Certain accounting and information technology services are provided to the Company under an agreement with third party provider which expires April 30, 2015. At December 30, 2012, future minimum payments under this contract are approximately $1.5 million, annually, through 2014 and $0.5 million during 2015. During 2012, 2011, and 2010, the Company expensed $1.5 million, $1.4 million, and $1.5 million, respectively, under this agreement.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

Information Technology Outsourcing.  Certain information technology services are provided to the Company under Managed Information Technology Services Agreements with certain third party providers through the end of 2013. At December 30, 2012, future minimum payments under these contracts are $1.4 million in 2013. During 2012, 2011, and 2010, the Company expensed $2.4 million, $2.1 million, and $1.7 million, respectively, under this agreement.

Employment Agreements.  As of December 30, 2012, the Company had employment agreements with six senior executives which provide for annual base salaries ranging from $305,000 to $675,000 subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements end in 2013, unless earlier terminated or otherwise renewed pursuant to the terms thereof and are automatically extended for successive one-year periods following the expiration of each term unless notice is given by the Company or the executive not to renew. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, one, one and one half or two times annual base salary, as applicable, and one, one and one half or two times the bonus payable, as applicable, to the individual for the fiscal year in which such termination occurs. Under the terms of the agreements, upon a change of control of the Company and a significant reduction in the executive’s responsibilities or duties, the executive may terminate employment and would be entitled to receive the same severance pay the executive would have received had the executive’s employment been terminated without cause.

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

The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 30, 2012, the Company’s insurance reserves of approximately $0.2 million were collateralized by letters of credit and/or cash deposits of $0.5 million.

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at its properties that are unrelated to USTs. The Company has obtained insurance coverage that it believes is adequate to cover any potential environmental remediation liabilities.

Foreign Operations. The Company’s international operations are limited to franchising activities. During 2012, 2011, and 2010, such operations represented approximately 11.2%, 12.2%, and 11.9%, of total franchise revenues, respectively; and approximately 6.9%, 7.5%, and 7.2%, of total revenues, respectively. At December 30, 2012, approximately $1.1 million of the Company’s accounts receivable were related to its international franchise operations.

Significant Franchisee.  During 2012, 2011, and 2010, one domestic franchisee accounted for approximately 5.8%, 8.3%, and 8.5%, respectively of the Company’s royalty revenues.

Geographic Concentrations.  Of AFC’s domestic company-operated and franchised restaurants, the majority are located in the southern and southwestern United States. The Company’s international franchisees operate in Korea, Indonesia, Canada, Turkey and various countries throughout Central America, Asia and Europe.

Note 16 — Other Expenses (Income), Net

(in millions)	2012	2011	2010
Disposals of property and equipment	$0.3	$0.5	$0.7
Net gain on sale of assets	(0.9)	(0.8)	(0.5)
Corporate support center relocation	—	0.8	—
Other	0.1	—	—
	$(0.5)	$0.5	$0.2

During 2012, the net gain on sale of assets includes a $0.3 million gain on the sale of real estate to a franchisee and the recognition of $0.5 million in deferred gains related to seven properties formerly leased to a franchisee.

During 2011, the net gain on sale of assets includes the sale of two properties to a franchisee for approximately $0.7 million and recognized a gain of $0.5 million.

The Company recognized $0.8 million in expense for the corporate support center relocation in 2011. This expense was mainly for rent, legal fees and closing the previous service center.

Note 17 — Interest Expense, Net

(in millions)	2012	2011	2010
Interest on debt	$2.8	$2.8	$6.5
Amortization and write-offs of debt issuance costs	0.4	0.4	1.1
Other debt related charges	0.5	0.6	0.6
Interest income	(0.1)	(0.1)	(0.2)
	$3.6	$3.7	$8.0

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

Note 18 — Income Taxes

Total income taxes for fiscal years 2012, 2011, and 2010, were allocated as follows:

(in millions)	2012	2011	2010
Income taxes in the statements of operations, net	$17.3	$12.8	$10.3
Income taxes charged (credited) to statements of shareholders’ equity (deficit):
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(0.4)	(0.1)	(0.1)
Other comprehensive income	—	(0.5)	0.2
	$16.9	$12.2	$10.4

The Company concluded its 2009 Federal income tax audit with the Internal Revenue Service (the “IRS”) during the second fiscal quarter of 2012. As a result of concluding the audit, the Company received a tax refund of $0.4 million. The net impact of concluding the audit did not have a material impact on income tax expense.

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

During the first quarter of 2013 Congress passed the “American Taxpayer Relief Act of 2012” which included the retroactive extension of business provisions that had expired at the end of 2011 and 2012. Since the bill was not signed until the first fiscal quarter of 2013, the financial statement benefits will not be reflected until the first fiscal quarter of 2013.

Total U.S. and foreign income before income taxes for fiscal years 2012, 2011, and 2010, were as follows:

(in millions)	2012	2011	2010
United States	$41.3	$31.4	$26.9
Foreign	6.4	5.6	6.3
	$47.7	$37.0	$33.2

The components of income tax expense were as follows:

(in millions)	2012	2011	2010
Current income tax expense:
Federal	$12.2	$9.2	$6.9
Foreign	1.3	1.1	1.1
State	1.6	1.2	0.8
	15.1	11.5	8.8
Deferred income tax expense:
Federal	2.0	1.2	1.5
State	0.2	0.1	—

	2.2	1.3	1.5
	$17.3	$12.8	$10.3

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company’s U.S. income tax liabilities.

Reconciliations of the Federal statutory income tax rate to the Company’s effective tax rate are presented below:

	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5	0.1	1.5
Valuation allowance	0.8	1.9	0.4
Provision to return adjustments	(0.1)	0.2	(0.3)
Adjustments to estimated tax reserves	(1.2)	0.3	(5.1)
Other items, net	0.3	(2.9)	(0.5)
Effective income tax rate	36.3%	34.6%	31.0%

Provision to return adjustments include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Operations to amounts reflected on our tax returns. In 2011, “Other items, net” included a tax benefit of approximately $0.8 million, or 2.2%, for work opportunity tax credits related to prior years.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in millions)	2012	2011
Deferred tax assets:
Deferred franchise fee revenue	$1.0	$1.4
State net operating loss carry forwards	5.9	5.5
Deferred rentals	3.9	3.6
Deferred compensation	3.8	3.4
Allowance for doubtful accounts	0.4	0.3
Insurance accruals	0.1	0.1
Other accruals	0.4	0.6
Reorganization costs	2.2	2.2

Total gross deferred tax assets	17.7	17.1

Deferred tax liabilities:
Franchise value and trademarks	(18.4)	(17.5)
Property, plant and equipment	(2.4)	(0.5)

Total gross deferred liabilities	(20.8)	(18.0)

Valuation allowance	(5.9)	(5.5)
Net deferred tax liability	$(9.0)	$(6.4)

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

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

At December 30, 2012, the Company had state net operating losses (“NOLs”) of approximately $113 million which continue to expire. The Company established a full valuation allowance on the deferred tax asset related to these NOLs as it is more likely than not that such tax benefit will not be realized. As such, the Company has established a valuation allowance of approximately $5.9 million at December 30, 2012 and $5.5 million at December 25, 2011.

The amount of unrecognized tax benefits were approximately $1.3 million as of December 30, 2012 of which approximately $0.2 million, if recognized, would impact the effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 30, 2012 is as follows:

(in millions)	2012	2011	2010
Balance, beginning of year	$2.2	$2.1	$4.9
Additions related to current year	—	0.2	0.2
Reductions related to prior years	(0.8)	—	(2.7)
Reductions due to statute expiration	(0.1)	(0.1)	(0.3)
Balance, end of year	$1.3	$2.2	$2.1

The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions for the fiscal year 2012 and 2011 were not significant. The Company had approximately $0.1 million and $0.2 million of accrued interest and penalties related to uncertain tax positions as of December 30, 2012 and December 25, 2011.

Unrecognized tax benefits and accrued interest and penalties are reported as a component of deferred credits and other long-term liabilities.

The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2010 through 2011 are open to audit. In general, the state tax years open to audit range from 2008 through 2011.

Note 19 — Components of Earnings Per Share Computation

(in millions)	2012	2011	2010
Net income	$30.4	$24.2	$22.9

Denominator for basic earnings per share — weighted average shares	23.9	24.5	25.3
Dilutive employee stock options	0.6	0.5	0.2
Denominator for diluted earnings per share	24.5	25.0	25.5

The Company’s basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include employee stock options, outstanding restricted stock awards and unvested restricted share units. Performance based awards are included in the average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. The weighted average number of shares subject to antidilutive options were not significant for the fifty-three week periods ended December 30, 2012. The weighted average number of shares subject to antidilutive options were 0.1 million for the fifty-two week period ended December 25, 2011.

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

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

(in millions)	2012	2011	2010
Revenues
Franchise operations(a)	$114.8	$99.2	$93.7
Company-operated restaurants	64.0	54.6	52.7

	$178.8	$153.8	$146.4

Operating profit before unallocated expenses
Franchise operations	$51.0	$40.2	$39.7
Company-operated restaurants	4.4	5.2	5.6

	55.4	45.4	45.3

Less unallocated expenses
Depreciation and amortization	4.6	4.2	3.9
Other expenses (income), net	(0.5)	0.5	0.2

Operating profit	51.3	40.7	41.2
Interest expense, net	3.6	3.7	8.0

Income before income taxes	47.7	37.0	33.2
Income tax expense	17.3	12.8	10.3

Net income	$30.4	$24.2	$22.9

Capital expenditures
Franchise operations	$18.1	$4.1	$0.7
Company-operated restaurants	9.2	3.5	2.5

	$27.3	$7.6	$3.2

Goodwill — year end
Franchise operations	$8.9	$8.9	$8.9
Company-operated restaurants	2.2	2.2	2.2

	$11.1	$11.1	$11.1

Total assets — year end
Franchise operations	$140.0	$109.8	$99.0
Company-operated restaurants	32.4	25.8	24.9

	$172.4	$135.6	$123.9

(a)	Franchise operations revenues excludes 5% inter-segment royalties

AFC ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Fiscal Years 2012, 2011, and 2010 — (Continued)

Note 21— Quarterly Financial Data (Unaudited)

	2012
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Total revenues	$52.8	$39.6	$38.9	$47.5
Operating profit	14.2	11.4	11.1	14.6
Net income	8.3	6.6	6.9	8.6
Basic earnings per common share	0.34	0.28	0.29	0.36
Diluted earnings per common share	0.34	0.27	0.29	0.35

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Total revenues	$46.8	$35.3	$35.4	$36.3
Operating profit	12.5	9.6	9.2	9.4
Net income	7.2	5.5	5.8	5.7
Basic earnings per common share	0.28	0.22	0.24	0.25
Diluted earnings per common share	0.28	0.22	0.24	0.23

(a)

The Company’s first quarters for 2012 and 2011 contained sixteen weeks. The fourth quarter 2012 included 13 weeks. The remaining quarters of 2012 and 2011 were twelve weeks. The 53rd week in 2012 increased sales by company-operated restaurants by approximately $1.2 million and increased franchise revenues by approximately $1.7 million. The net impact of the 53rd week earnings per share was approximately $0.01 per diluted share.

(b)

The Company opened five company-operated restaurants during the fourth quarter 2012 compared to one during the same period last year. Total sales of the five company-operated restaurants were $0.9 million for the fourth quarter 2012.

(c)	The Company recorded $1.8 million in franchise revenues related to two significant franchisee transfers during the fourth quarter 2012.

(d)

The Company recognized a $0.8 million in net gains on sale assets during the fourth quarter 2012 associated with the sale of real estate to a franchisee and the recognition of deferred gains related to seven properties formerly leased to a franchisee.