Form 10-Q
period 2013-04-21
AFC ENTERPRISES INC
filed 2013-05-29
CIK 1041379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 21, 2013

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

As of May 19, 2013 there were 23,877,767 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101

Part 1. Financial Information

Item 1. Financial Statements

AFC Enterprises, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In millions, except share data)

	04/21/13	12/30/12
Current assets:
Cash and cash equivalents	$13.3	$17.0
Accounts and current notes receivable, net	8.1	7.3
Other current assets	4.7	4.2
Advertising cooperative assets, restricted	29.7	25.7

Total current assets	55.8	54.2

Long-term assets:
Property and equipment, net	57.7	51.3
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	53.8	53.9
Other long-term assets, net	1.7	1.9

Total long-term assets	124.3	118.2

Total assets	$180.1	$172.4

Current liabilities:
Accounts payable	$6.5	$7.6
Other current liabilities	4.8	5.9
Current debt maturities	6.3	6.0
Advertising cooperative liabilities	29.7	25.7

Total current liabilities	47.3	45.2

Long-term liabilities:
Long-term debt	63.6	66.8
Deferred credits and other long-term liabilities	28.8	26.2

Total long-term liabilities	92.4	93.0

Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 23,867,434 and 23,907,428 shares issued and outstanding at April 21, 2013 and December 30, 2012, respectively)	0.2	0.2
Capital in excess of par value	84.1	87.6
Accumulated deficit	(43.2)	(52.8)
Accumulated other comprehensive loss	(0.7)	(0.8)

Total shareholders’ equity	40.4	34.2

Total liabilities and shareholders’ equity	$180.1	$172.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In millions, except per share data)

	16 Weeks Ended
	04/21/13	04/15/12
Revenues:
Sales by company-operated restaurants	$23.9	$19.8
Franchise revenues	35.2	31.7
Rent and other revenues	1.3	1.3

Total revenues	60.4	52.8

Expenses:
Restaurant employee, occupancy and other expenses	11.3	9.4
Restaurant food, beverages and packaging	7.9	6.6
Rent and other occupancy expenses	1.1	0.9
General and administrative expenses	22.0	20.4
Depreciation and amortization	1.8	1.3
Other expenses (income), net	0.1	—

Total expenses	44.2	38.6

Operating profit	16.2	14.2
Interest expense, net	1.1	1.1

Income before income taxes	15.1	13.1
Income tax expense	5.5	4.8

Net income	$9.6	$8.3

Earnings per common share, basic:	$0.41	$0.34

Earnings per common share, diluted:	$0.40	$0.34

Weighted-average shares outstanding:
Basic	23.6	24.1

Diluted	24.3	24.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In millions)

	16 Weeks Ended
	4/21/13	4/15/12
Net income	$9.6	$8.3

Other comprehensive income
Net change in fair value of cash flow hedge	0.2	(0.1)

Other comprehensive income, before income tax	0.2	(0.1)
Income tax on other comprehensive income	(0.1)	-

Other comprehensive income, net of income taxes	0.1	(0.1)

Comprehensive income	$9.7	$8.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

(In millions, except share data)

	Common Stock				Accumulated
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Deficit	Other Comprehensive Loss	Total
Balance at December 30, 2012	23,907,428	$0.2	$87.6	$(52.8)	$(0.8)	$34.2
Net income	—	—	—	9.6	—	9.6
Change in fair value of cash flow hedge, net of income taxes	—	—	—	—	0.1	0.1
Repurchases and retirement of shares	(138,100)	—	(5.0)	—	—	(5.0)
Issuance of common stock under stock option plan	162,243	—	0.8	—	—	0.8
Issuance of restricted stock awards, net of forfeitures	(64,137)	—	(2.2)	—	—	(2.2)
Excess tax benefits from stock-based compensation	—	—	1.5	—	—	1.5
Stock-based compensation expense	—	—	1.4	—	—	1.4

Balance at April 21, 2013	23,867,434	$0.2	$84.1	$(43.2)	$(0.7)	$40.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In millions)

	16 Weeks Ended
	04/21/13	04/15/12
Cash flows provided by (used in) operating activities:
Net income	$9.6	$8.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1.8	1.3
Asset write-downs	0.1	0.1
Net gain on sale of assets	—	(0.1)
Deferred income taxes	0.1	0.4
Non-cash interest expense, net	0.1	0.1
Provision for credit losses	—	(0.1)
Excess tax benefits from share-based payment arrangements	(1.5)	(0.8)
Stock-based compensation expense	1.4	1.4
Change in operating assets and liabilities:
Accounts receivable	(0.8)	0.3
Other operating assets	0.9	3.1
Accounts payable and other operating liabilities	(1.7)	(3.6)

Net cash provided by operating activities	10.0	10.4

Cash flows used in investing activities:
Capital expenditures	(8.2)	(1.2)

Net cash used in investing activities	(8.2)	(1.2)

Cash flows provided by (used in) financing activities:
Principal payments — 2010 credit facility (term loan)	(2.8)	(2.5)
Share repurchases	(5.0)	(3.3)
Proceeds from exercise of employee stock options	0.8	0.4
Excess tax benefits from share-based payment arrangements	1.5	0.8
Other financing activities, net	—	(0.2)

Net cash used in financing activities	(5.5)	(4.8)

Net increase (decrease) in cash and cash equivalents	(3.7)	4.4
Cash and cash equivalents at beginning of year	17.0	17.6

Cash and cash equivalents at end of quarter	$13.3	$22.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business

AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade names Popeyes ® Chicken & Biscuits and Popeyes ® Louisiana Kitchen (collectively “Popeyes”) in 47 states, 3 territories, and 28 foreign countries.

Note 2 — Significant Accounting Policies

The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 30, 2012, which are contained in the Company’s 2012 Annual Report on Form 10-K (“2012 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 30, 2012 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of April 21, 2013, have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2012 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2012 Form 10-K.

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

Recently Adopted Accounting Pronouncements.     In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. The guidance allows an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance was effective for the Company in the first quarter of fiscal 2013. The measurement provisions of this guidance did not impact our financial statements and all necessary disclosures have been complied within this Form 10-Q.

Effective December 31, 2012, the Company adopted Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The updated standard requires the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). We are required to present either on the face of the statement where net income is presented or in the notes to the financial statements significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income. For the first quarters of 2013 and 2012, we did not have any significant amounts reclassified out of AOCI. All necessary disclosures have been complied within this Form 10-Q.

Note 3 — Other Current Liabilities

(In millions)	04/21/13	12/30/12
Accrued wages, bonuses and severances	$2.3	$2.6
Other	2.5	3.3
Other current liabilities	$4.8	$5.9

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 4 — Fair Value Measurements

The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of April 21, 2013 and December 30, 2012:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
April 21, 2013
Financial Assets
Cash equivalents	$13.3	$—	$—	$13.3
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$17.6	$—	$—	$17.6

Financial Liabilities
Interest rate swap agreement	$—	$1.1	$—	$1.1
Long term debt and other borrowings	—	70.6	—	69.9
Total liabilities at fair value	$—	$71.7	$—	$71.0

December 30, 2012
Financial Assets
Cash equivalents	$17.0	$—	$—	$17.0
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$21.3	$—	$—	$21.3

Financial Liabilities
Interest rate swap agreement	$—	$1.3	$—	$1.3
Long Term debt and other borrowings	—	74.4	—	72.8
Total liabilities at fair value	$—	$75.7	$—	$74.1

There were no transfers among levels within the fair value hierarchy during the sixteen weeks ended April 21, 2013.

At April 21, 2013 and December 30, 2012, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.

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

Note 5 — Long-Term Debt

(In millions)	04/21/13	12/30/12
2010 Credit Facility:
Revolving credit facility	$37.0	$37.0
Term loan	28.5	31.3
Capital lease obligations	2.3	2.3
Other notes	2.1	2.2
	69.9	72.8
Less current portion	(6.3)	(6.0)
Long-term debt	$63.6	$66.8

2010 Credit Facility. On December 23, 2010, the Company entered into a bank credit facility (the “2010 Credit Facility”) with a group of lenders consisting of a five year $60.0 million revolving credit facility and $40.0 million term loan.

Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of April 21, 2013, the Company had $0.4 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $22.6 million.

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of April 21, 2013, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of April 21, 2013, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility was 3.7%.

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

The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges. The fair value gain or loss on the interest rate swaps is included as a component of the “Accumulated other comprehensive loss” (“AOCL”). The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:

Fair Values of Derivative Instruments

(In millions)
Derivative Instrument	Balance Sheet Location	04/21/13	12/30/12

Interest rate swap agreements	Deferred credits and other long-term liabilities	$1.1	$1.3

Note 6 — Deferred Credits and Other Long-Term Liabilities

(In millions)	04/21/13	12/30/12
Deferred franchise revenues	$4.5	$2.4
Deferred gains on unit conversions	1.0	1.1
Deferred rentals	7.3	7.0
Above-market rent obligations	2.6	2.7
Deferred income taxes	9.4	9.3
Other	4.0	3.7
Deferred credits and other long-term liabilities	$28.8	$26.2

Note 7 — Accumulated Other Comprehensive Loss

(In millions)	Gains and Losses on Cash Flow Hedges	Total
Beginning balance December 31, 2012	$(0.8)	$(0.8)
Amount reclassified from accumulated other comprehensive loss	0.1	0.1
Net current-period other comprehensive income	0.1	0.1

Ending balance April 21, 2013	$(0.7)	$(0.7)

(a)   All amounts are net of income taxes.

(b)   See separate table below for details about these reclassifications.

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Losses on cash flow hedges	$ (0.2)	Interest expense, net
	(0.2)	Income before income taxes
	0.1	Income tax expense
	$ (0.1)	Net income

(a)	Amounts in parentheses indicate reductions to income.

Note 8 — Other Expenses (Income), Net

	16 Weeks Ended
(In millions)	04/21/13	04/15/12
Asset write-downs	$0.1	$0.1
Net gain on sale of assets	—	(0.1)
Other expenses (income), net	$0.1	$—

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

The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At April 21, 2013, the Company’s insurance reserves of approximately $0.2 million were collateralized by letters of credit and/or cash deposits of $0.5 million.

Note 10 — Interest Expense, Net

	16 Weeks Ended
(In millions)	04/21/13	04/15/12
Interest on debt	$0.9	$0.8
Amortization and write-offs of debt issuance costs	0.1	0.1
Other debt related charges	0.1	0.2
Interest expense, net	$1.1	$1.1

Note 11 — Income Taxes

The Company’s effective tax rates were 36.4% and 36.6% for the sixteen week periods ended April 21, 2013 and April 15, 2012, respectively. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

AFC Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of April 21, 2013 and December 30, 2012, the amount of unrecognized tax benefits was approximately $1.3 million, of which approximately $0.2 million, if recognized, would affect the effective income tax rate.

The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2010 and 2011 are open to audit. In general, the state tax years open to audit range from 2008 through 2011.

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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. During the sixteen week period ended April 21, 2012, approximately 0.1 million stock options were not included in the computation of diluted earnings per share.

	16 Weeks Ended
(In millions)	04/21/13	04/15/12
Numerator for earnings per share computation:
Net Income	$9.6	$8.3

Denominator for basic earnings per share — weighted average shares	23.6	24.1
Dilutive employee stock awards	0.7	0.5
Denominator for diluted earnings per share	24.3	24.6

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

	16 Weeks Ended
	04/21/13	04/15/12
Revenues
Franchise operations (a)	$36.5	$33.0
Company-operated restaurants	23.9	19.8

	$60.4	$52.8

Operating profit before unallocated expenses
Franchise operations (b)	15.8	13.8
Company-operated restaurants	2.3	1.7

	18.1	15.5

Less unallocated expenses (c)
Depreciation and amortization	1.8	1.3
Other expenses (income), net	0.1	—

Operating Profit	16.2	14.2
Interest expense, net	1.1	1.1

Income before income taxes	15.1	13.1
Income tax expense	5.5	4.8

Net income	$9.6	$8.3

Capital expenditures
Franchise operations	$3.8	$0.2
Company-operated restaurants	4.4	1.0

	$8.2	$1.2

(a)	Franchise operations revenues exclude 5% inter-segment royalties.
(b)	Includes inter-segment royalties for the quarter of $1.2 million in 2013 and $1.0 million in 2012.
(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis for AFC Enterprises, Inc. (“AFC” or the “Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report and in conjunction with the Company’s Annual Report on Form10-K for the fiscal year ended December 30, 2012 (the “2012 Form 10-K”).

Nature of Business

We develop, operate and franchise quick-service restaurants (“QSRs”) under the trade names Popeyes ® Chicken & Biscuits and Popeyes ® Louisiana Kitchen (collectively “Popeyes”). The Company operates two business segments: franchise operations and company-operated restaurants.

As of April 21, 2013, we operated and franchised 2,119 Popeyes restaurants in 47 states, 3 territories, and 28 foreign countries.

Total Operating Restaurants as of:	04/21/13	12/30/12

Domestic restaurants:
Company-Operated	46	45
Franchised	1,650	1,634
International restaurants:
Franchised	423	425

Total	2,119	2,104

Our Business Strategy

The Company continues to strengthen its competitive position in the restaurant industry and quick service restaurant sector by executing its Strategic Plan which is based on the following pillars:

•	Build a Distinctive Brand
o	The first quarter consisted of three consecutive successful national promotions: Butterfly Shrimp Tackle Box, Cajun Surf N’ Turf and Rip’n Chicken.
o

Popeyes’ first quarter domestic same-store sales of 4.5% represents the 12th consecutive quarter of positive results and the 20th consecutive quarter we have outpaced the Chicken-QSR category according to independent industry research. Our strong appeal to a broader audience, more effective messaging and sustained media has also led us to beat the overall QSR category for six consecutive quarters.

•	Run Great Restaurants
o

In the first quarter, we made several design changes to our Guest Experience Monitor, or GEM, in order to improve the accuracy and reduce the amount of time needed to take the survey. With these adjustments, GEM percent delighted scores were approximately 65% at the end of the first quarter.

o

As of the end of the first quarter, approximately 35% of the domestic system was in the new Popeyes Louisiana Kitchen image. We expect to end our fiscal year with approximately 60% of our domestic system in the new image. Excluding new restaurants, sales volumes of remodeled restaurants are trending approximately four percentage points higher than the system average based on preliminary data.

•	Grow Restaurant Profits
o

Average restaurant operating profit before rent of Popeyes domestic freestanding franchised restaurants increased by nearly $40,000 to 20.4% of total revenues for fiscal 2012, marking the fourth consecutive year of increased profits.

o

Our strong sales performance and our continued focus on cost saving initiatives helped offset commodity inflation of approximately 2% for the first quarter 2013. For full year 2013, we expect commodity costs to be essentially flat versus the prior year.

•	Accelerate Quality Restaurant Openings
o

The average annualized volumes of Popeyes new domestic freestanding restaurants opened in 2012 are trending at approximately $1.6 million compared to the overall system average of approximately $1.2 million.

o	Popeyes opened 23 domestic restaurants, representing the highest number of restaurants opened in the first quarter in seven years.
o

In the first quarter, the Company converted and franchised three of the 26 restaurants acquired in 2012 in California and Minnesota. Fees associated with the franchising of these units totaled approximately $700,000. The remaining 21 acquired restaurants are expected to be converted at a steady pace over the balance of 2013. Two acquired restaurants were converted and franchised in 2012.

o	In the first quarter, 17 new restaurants were opened internationally. The initial sales results of new international restaurants are trending higher than their respective market averages as a result of improved site selection and marketing support.

•	Create a Culture of Servant Leaders
o

Popeyes greatest opportunity lies in creating a guest experience that is as distinctive as our food. We believe the guest experience begins with employees. Using research and insights from employees and guests, we are building new tools to better support our restaurant leaders.

Management Overview of First Quarter 2013 Operating Results

Our first quarter of 2013 results and highlights include the following:

•

Reported net income was $9.6 million compared to $8.3 million last year. On a diluted share basis, reported net income was $0.40 compared to $0.34 last year. Adjusted earnings per diluted share increased by 14% to $0.40 compared to $0.35 in 2012. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•

Global same-store sales increased 4.5% rolling over a 7.4% increase last year. Domestic same-store sales increased 4.5% compared to an 8.1% increase in 2012. International same-store sales increased 4.1% versus a 2.3% increase last year. Our first quarter two-year same-store sales growth was 12.6% for domestic and 6.4% for international.

•	Global system-wide sales increased 10.2% compared to an 11.8% increase last year.

•	The Popeyes system opened 40 restaurants and permanently closed 24 restaurants, resulting in 16 net openings compared to 9 net openings last year.

•

Operating EBITDA was $18.1 million, or 30.0% of total revenues, compared to $16.0 million, or 30.3% of total revenues in the prior year. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•

The Company’s free cash flow was $11.5 million compared to $9.8 million in the first quarter of 2012. The Company invested $8.2 million in various capital projects and used approximately $5.0 million of cash to repurchase 138,100 shares of our common stock. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

A summary of our financial results and key operational metrics is presented below.

	16 Weeks Ended
(Dollars in millions except per share data)	04/21/13	04/15/12
Sales by company-operated restaurants	$23.9	$19.8
Franchise revenues (a)	35.2	31.7
Rent and other revenues	1.3	1.3

Total revenues	$60.4	$52.8

Operating profit	$16.2	$14.2

Net income	$9.6	$8.3

Earnings per common share, basic:	$0.41	$0.34
Earnings per common share, diluted:	$0.40	$0.34

Global system-wide sales increase	10.2%	11.8%

Same-store sales increase (b)
Company-operated restaurants	3.1%	3.9%
Domestic franchised restaurants	4.6%	8.3%
Total domestic (company-operated and franchised restaurants)	4.5%	8.1%
International franchised restaurants	4.1%	2.3%
Total global system	4.5%	7.4%

Company-operated restaurants (all domestic)
Restaurants at beginning of quarter	45	40
New restaurant openings	1	—

Restaurants at quarter-end	46	40

Franchised restaurants (domestic and international)
Restaurants at beginning of quarter	2,059	1,995
New restaurant openings	39	26
Permanent closings	(24)	(17)
Temporary (closings)/re-openings, net	(1)	—

Restaurants at quarter-end	2,073	2,004

Total system restaurants	2,119	2,044

(a)

Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the first quarter of 2013 and 2012, franchisee sales, as reported by our franchisees, were approximately $706.6 million and $643.3 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

2013 Same-Store Sales — First Quarter

Global same-store sales increased 4.5% compared to a 7.4% increase in 2012, for a two-year growth of 11.9%. Total domestic same-store sales increased 4.5% comparted to an 8.1% increase last year. According to independent data, in the first quarter 2013, Popeyes same-store sales outpaced the Chicken-QSR category for the 20th consecutive quarter and the QSR category for the 6th consecutive quarter. International same-store sales increased 4.1% and represented the 13th consecutive quarter of positive same-store sales growth. First quarter two-year international same-store sales growth was 6.4%.

Looking Forward to the Remainder of 2013

The Company expects its fiscal 2013 global same-store sales growth to be at the upper end of its previously stated guidance of 3 to 4% based on first quarter performance. As a result, the Company also expects adjusted earnings per diluted share to be at the upper end of the range of its previously stated guidance of $1.37 to $1.42.

The Company reiterates the following guidance for fiscal 2013 as follows:

•	New restaurant openings in the range of 175-195 restaurants, and net restaurant openings in the range of 85 to 115.
o	Included in this total are 6 to 10 new Company-operated restaurants and approximately 60 international restaurants.
•	General and administrative expenses are expected to be $72 to $74 million.
•	Capital expenditures of $24 to $28 million, including the conversion of restaurants acquired in 2012 in California and Minnesota and the development of 6 to 10 Company-operated restaurants.
•	An expected effective income tax rate in 2013 of 37% compared to 36.3% in 2012.
•	The Company plans to repurchase approximately $15 to $20 million in outstanding shares, compared to $15.2 million of share repurchases in 2012.

Comparisons of the First Quarter for 2013 and 2012

Sales by Company-operated Restaurants

Sales by Company-operated restaurants were $23.9 million in the first quarter of 2013, an increase of $4.1 million from the first quarter of 2012. The increase was primarily due to a same–store sales increase of 3.1%, five new restaurant openings in 2012 and one in 2013.

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

Franchise revenues were $35.2 million in the first quarter of 2013, a $3.5 million increase from the first quarter of 2012. The increase was primarily due to a $3.0 million increase in royalty revenue from positive same-store sales and new franchised restaurants and $0.7 million in franchise fees associated with the conversion and franchising of three California and Minnesota restaurant properties acquired in 2012 partially offset by a $0.2 million decrease in other franchise revenues, net.

Company-operated Restaurant Operating Profit

Company-operated restaurant operating profit (“ROP”) was $4.7 million, or 19.7% of sales, compared to $3.8 million, or 19.2% of sales last year. The $0.9 million increase in ROP was primarily due to an increase in same-store sales and sales at new company-operated restaurants. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

General and Administrative Expenses

General and administrative expenses were $22.0 million, or 3.0% of system-wide sales, compared to $20.4 million, or 3.1% of system-wide sales last year.

The $1.6 million increase in general and administrative expenses was primarily attributable to an $0.8 million increase in international franchise development and marketing support expenses, $0.3 million in marketing and menu development expenses, $0.3 million in multi-unit management expenses in new Company-operated restaurant markets in Indianapolis and Charlotte, and a $0.2 million increase in professional fees and other general and administrative expenses, net.

Depreciation and amortization

Depreciation and amortization was $1.8 million compared to $1.3 million last year. The increase in depreciation and amortization is primarily attributable to depreciation associated with new company-operated restaurants, restaurant reimages, acquired restaurant properties converted and leased to franchisees in Minnesota and California, information technology assets and our corporate support center facility.

Operating Profit

Operating profit was $16.2 million, a $2.0 million increase compared to 2012. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants.

	16 Weeks Ended
(Dollars in millions)	4/21/2013	4/15/2012	Fluctuation	As a Percent
Franchise operations	$15.8	$13.8	$2.0	14.5%
Company-operated restaurants	2.3	1.7	0.6	35.3%

Operating profit before unallocated expenses	18.1	15.5	2.6	16.8%
Less unallocated expenses:
Depreciation and amortization	1.8	1.3	0.5	38.5%
Other expenses (income), net	0.1	—	0.1
Total	$16.2	$14.2	$2.0	14.1%

The $2.0 million growth in franchise operations was primarily due to the $3.5 million increase in franchise revenue partially offset by increases in general and administrative expenses related to international franchise development and marketing expenses, domestic marketing and menu development expenses and other professional fees.

Company-operated restaurants segment operating profit was $2.3 million, a $0.6 million or 35.3% increase from 2012. The increase in company-operated restaurants segment operating profit was attributable to a $0.9 million increase in restaurant operating profit from higher same store sales and sales from new restaurants partially offset by higher multi-unit management expenses in new company-operated restaurant markets Indianapolis and Charlotte.

Income Tax Expense

Income tax expense was $5.5 million at an effective tax rate of 36.4%, compared to an effective tax rate of 36.6% in 2012. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

Liquidity and Capital Resources

We finance our business activities primarily with:

•	cash flows generated from our operating activities, and

•	borrowings under our 2010 Credit Facility.

Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $10.0 million and $10.4 million for the sixteen week periods ended April 21, 2013 and April 15, 2012, respectively. See our condensed consolidated statements of cash flows in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $13.3 million available as of April 21, 2013), and available borrowings under our 2010 Credit Facility (approximately $22.6 million available as of April 21, 2013), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.

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

Under the terms of the Company’s 2010 Credit Facility, quarterly principal payments of $1.50 million will be due during 2013 and 2014, and $4.50 million during 2015.

Pursuant to the 2010 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of ≤ 2.75 to 1.0 through December 23, 2015. As of April 21, 2013, the Company’s Total Leverage Ratio was 1.12 to 1.0. The Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries.

The Company repurchased approximately 138,100 shares of our common stock for approximately $5.0 million during the first quarter of 2013. As of May 29, 2013 the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $46.4 million. Under the terms of the 2010 Credit Facility, the Company may repurchase and retire its common shares at any time its Total Leverage Ratio is less than 2.00 to 1.

Critical Accounting Policies and Significant Estimates

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the 2012 Form 10-K.

Contractual Obligations

The Company’s material contractual obligations are summarized and included in our 2012 Form 10-K. During the sixteen weeks ended April 21, 2013, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2012 Form 10-K.

Long-Term Debt

For a discussion of our long-term debt, see Note 5 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2. See Note 9 in the 2012 Form 10-K for more information about the Company’s long-term debt.

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

During the sixteen weeks ended April 21, 2013, we invested approximately $8.2 million in various capital projects, comprised of $3.5 million for the conversion of restaurants in California and Minnesota, $3.1 million for the construction of new restaurants, $0.2 million for information technology hardware and software, $1.1 million for reimaging activities at company restaurants, and $0.3 million in other capital assets supporting the Company’s growth strategies.

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

Management’s Use of Non-GAAP Financial Measures

Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow are supplemental non-GAAP financial measures. The Company uses Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow, in addition to net income, operating profit and cash flows from operating activities to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and performance of its business. Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow: (a) do not represent net income, cash flows from operations or earnings per share as defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to net income, earnings per share, operating profit, cash flows from operating activities or other financial information determined under GAAP.

Adjusted Earnings per Diluted Share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

(i)	other expense (income), net, as follows:
•	first quarter 2013 includes $0.1 million in asset write downs;
•	first quarter 2012 includes $0.1 million in asset write downs offset by $0.1 million gain on the sale of assets;
•	fiscal 2012 includes $0.9 million in gains on sale of real estate assets to franchisees, partially offset by $0.3 million of asset write downs and $0.1 million of hurricane-related expenses, net;
(ii)	for first quarter 2012 and fiscal 2012, $0.5 million in legal fees related to licensing arrangements; and
(iii)	the tax effect of these adjustments.

Adjusted earnings per diluted share provides the per share effect of adjusted net earnings on a diluted basis. The following table reconciles on a historical basis for first quarter 2013, first quarter 2012 and fiscal 2012, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its condensed consolidated statements of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statements of operations to adjusted earnings per diluted share:

(in millions, except per share data)	Q1 2013	Q1 2012	Fiscal 2012

Net income	$9.6	$8.3	$30.4
Other expense (income), net	0.1	-	(0.5)
Legal fees related to licensing arrangements	-	0.5	0.5
Tax effect	(0.1)	(0.2)	-

Adjusted earnings	$9.6	$8.6	$30.4

Adjusted earnings per diluted share	$0.40	$0.35	$1.24

Weighted average diluted shares outstanding	24.3	24.6	24.5

Operating EBITDA: Calculation and Definition

The Company defines Operating EBITDA as “earnings before interest expense, taxes, depreciation and amortization, other expenses (income), net and legal fees related to licensing arrangements”. The following table reconciles on a historical basis for first quarter 2013 and first quarter 2012, the Company’s earnings before interest expense, taxes, depreciation and amortization, other expenses (income), net and legal fees related to licensing arrangements (“Operating EBITDA”) on a consolidated basis to the line on its condensed consolidated statements of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statements of operations to Operating EBITDA. “Operating EBITDA as a percentage of Total revenues” is defined as “Operating EBITDA” divided by “Total revenues”.

(dollars in millions)	Q1 2013	Q1 2012

Net income	$9.6	$8.3

Interest expense, net	1.1	1.1

Income tax expense	5.5	4.8

Depreciation and amortization	1.8	1.3

Other expenses (income), net	0.1	-

Legal fees related to licensing arrangements	-	0.5

Operating EBITDA	$18.1	$16.0

Total revenues	$60.4	$52.8

Operating EBITDA as a percentage of Total revenues	30.0%	30.3%

Company-operated restaurant operating profit: Calculation and Definition

The Company defines adjusted Company-operated restaurant operating profit as “sales by Company-operated restaurants” minus “restaurant employee, occupancy and other expenses” minus “restaurant food, beverages and packaging”. The following table reconciles on a historical basis for first quarter 2013 and first quarter 2012, Company-operated restaurant operating profit to the line item on its condensed consolidated statements of operations entitled “sales by Company-operated restaurants,” which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statements of operations to Company-operated restaurant operating profit. “Company-operated restaurant operating profit margin” is defined as “Company-operated restaurant operating profit” divided by “sales by Company-operated restaurants”.

(dollars in millions)	Q1 2013	Q1 2012

Sales by company-operated restaurants	$23.9	$19.8

Restaurant employee, occupancy and other expenses	11.3	9.4

Restaurant food, beverages and packaging	7.9	6.6

Company-operated restaurant operating profit	$4.7	$3.8

Company-operated restaurant operating profit margin	19.7%	19.2%

Free Cash Flow: Calculation and Definition

The Company defines Free cash flow as “net income” plus “depreciation and amortization”, plus “stock-based compensation expense”, minus “maintenance capital expenditures” (which includes: for first quarter 2013, $1.1 million in Company-operated restaurant reimages and $0.2 million of information technology hardware and software and other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities; and for first quarter 2012, $1.0 million in Company-operated restaurant reimages, $0.02 million of information technology projects and other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities).

The following table reconciles on a historical basis for first quarter 2013 and first quarter 2012, the Company’s Free cash flow on a condensed consolidated basis to the line on its condensed consolidated statements of operations entitled “Net income”, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations to Free cash flow. “Free cash flow margin” is defined as “Free cash flow” divided by “Total revenue.”

(dollars in millions)	Q1 2013	Q1 2012

Net income	$9.6	$8.3

Depreciation and amortization	1.8	1.3

Stock-based compensation expense	1.4	1.4

Maintenance capital expenditures	(1.3)	(1.2)

Free cash flow	$11.5	$9.8

Total revenue	$60.4	$52.8

Free cash flow margin	19.0%	18.6%

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s planned implementation of its strategic plan, planned share repurchases, projections and expectations regarding same-store sales for fiscal 2013 and beyond, expectations regarding future growth and commodity costs, expectations regarding restaurant reimaging, guidance for new restaurant openings and closures, effective income tax rate, and the Company’s anticipated 2013 and long-term performance, including projections regarding general and administrative expenses, capital expenditures, and adjusted earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2010 Credit Facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our 2010 Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in the Company’s 2012 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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

In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken pricing contracts with chicken suppliers. The contracts, which pertain to a vast majority of our system-wide purchases for Popeyes, are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for 2013 for certain commodities including corn and soy, which impact the price of poultry and other food cost.

Instances of food-borne illness or avian flu could adversely affect the price and availability of poultry. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us and could result in a decline in our sales.

Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the sixteen weeks ended April 21, 2013 and April 15, 2012, foreign currency revenues represented approximately 4.4% and 4.3%, respectively, of our total revenues. All other things being equal, for the sixteen weeks ended April 21, 2013, operating profit would have decreased by approximately $0.2 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.

As of April 21, 2013, approximately $1.1 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 28 foreign countries with approximately 45% of our revenues from international royalties originating from restaurants in Korea, Canada and Turkey.

Interest Rate Risk With Respect to our 2010 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2010 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 21, 2013, we had outstanding borrowings under our 2010 Credit Facility of $65.5 million.

On February 22, 2011, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 4.8%. The term of the swap agreements expires March 31, 2015.

As of April 21, 2013, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility, including the effect of the interest rate swap agreements, was approximately 3.7%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2010 Credit Facility would be approximately $0.4 million, taking into account our interest rate swap agreements.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors presently disclosed in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2013, we repurchased 138,100 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 1 12/31/12 — 1/27/13	—	$—	—	$51,427,848

Period 2 1/28/13 — 2/24/13	—	$—	—	$51,427,848

Period 3 2/25/13 — 3/24/13	—	$—	—	$51,427,848

Period 4 3/25/13 — 4/21/13	138,100	$36.12	138,100	$46,439,726

Total	138,100	$36.12	138,100	$46,439,726

Item 6. Exhibits

(a) Exhibits

Exhibit 3.1	Articles of Incorporation of AFC Enterprises, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 12 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFC Enterprises, Inc.

Date: May 29, 2013	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer
(Duly Authorized Officer and Principal)