Form 10-Q
period 2013-07-14
AFC ENTERPRISES INC
filed 2013-08-21
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 14, 2013
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

Large accelerated filer	☐	–	Accelerated filer	☒

Non-accelerated filer	☐	– (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
As of August 9, 2013 there were 23,862,501 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	7/14/2013	12/30/2012
Current assets:
Cash and cash equivalents	$15.2	$17.0
Accounts and current notes receivable, net	7.6	7.3
Other current assets	5.8	4.2
Advertising cooperative assets, restricted	27.7	25.7
Total current assets	56.3	54.2
Long-term assets:
Property and equipment, net	63.4	51.3
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	53.6	53.9
Other long-term assets, net	1.6	1.9
Total long-term assets	129.7	118.2
Total assets	$186.0	$172.4
Current liabilities:
Accounts payable	$7.6	$7.6
Other current liabilities	6.2	5.9
Current debt maturities	6.3	6.0
Advertising cooperative liabilities	27.7	25.7
Total current liabilities	47.8	45.2
Long-term liabilities:
Long-term debt	62.1	66.8
Deferred credits and other long-term liabilities	27.9	26.2
Total long-term liabilities	90.0	93.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 23,852,163 and 23,907,428 shares issued and outstanding at July 14, 2013 and December 30, 2012, respectively)	0.2	0.2
Capital in excess of par value	83.3	87.6
Accumulated deficit	(34.7)	(52.8)
Accumulated other comprehensive loss	(0.6)	(0.8)
Total shareholders’ equity	48.2	34.2
Total liabilities and shareholders’ equity	$186.0	$172.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	7/14/2013	7/8/2012	7/14/2013	7/8/2012
Revenues:
Sales by company-operated restaurants	$17.5	$14.3	41.4	$34.1
Franchise revenues	29.1	24.3	64.3	56.0
Rent and other revenues	1.3	1.0	2.6	2.3
Total revenues	47.9	39.6	108.3	92.4
Expenses:
Restaurant employee, occupancy and other expenses	8.5	7.0	19.8	16.4
Restaurant food, beverages and packaging	5.8	4.8	13.7	11.4
Rent and other occupancy expenses	0.8	0.6	1.9	1.5
General and administrative expenses	16.8	14.6	38.8	35.0
Depreciation and amortization	1.5	1.1	3.3	2.4
Other expenses (income), net	—	0.1	0.1	0.1
Total expenses	33.4	28.2	77.6	66.8
Operating profit	14.5	11.4	30.7	25.6
Interest expense, net	0.9	0.9	2.0	2.0
Income before income taxes	13.6	10.5	28.7	23.6
Income tax expense	5.1	3.9	10.6	8.7
Net income	$8.5	$6.6	$18.1	$14.9
Earnings per common share, basic:	$0.36	$0.28	$0.77	$0.62
Earnings per common share, diluted:	$0.35	$0.27	$0.75	$0.61
Weighted-average shares outstanding:
Basic	23.6	23.9	23.6	24.0
Diluted	24.1	24.4	24.2	24.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	12 Weeks Ended		28 Weeks Ended
	7/14/2013	7/8/2012	7/14/2013	7/8/2012
Net income	$8.5	$6.6	$18.1	$14.9
Other comprehensive income
Net change in fair value of cash flow hedge	0.1	0.1	0.3	—
Other comprehensive income, before income tax	0.1	0.1	0.3	—
Income tax on other comprehensive income	—	—	(0.1)
Other comprehensive income, net of income taxes	0.1	0.1	0.2	—
Comprehensive income	$8.6	$6.7	$18.3	$14.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Deficit		Total
Balance at December 30, 2012	23,907,428	$0.2	$87.6	$(52.8)	$(0.8)	$34.2
Net income				18.1		18.1
Change in fair value of cash flow hedge, net of income taxes					0.2	0.2
Repurchases and retirement of shares	(234,128)	—	(8.4)			(8.4)
Issuance of common stock under stock option plan	146,098	—	1.5			1.5
Issuance of restricted stock awards, net of forfeitures	32,765	—	(2.2)			(2.2)
Excess tax benefits from stock-based compensation			1.9			1.9
Stock-based compensation expense			2.9			2.9
Balance at July 14, 2013	23,852,163	$0.2	$83.3	$(34.7)	$(0.6)	$48.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	28 Weeks Ended
	7/14/2013	7/8/2012
Cash flows provided by (used in) operating activities:
Net income	$18.1	$14.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3.3	2.4
Asset write-downs	0.2	0.2
Net gain on sale of assets	(0.1)	(0.1)
Deferred income taxes	0.4	(0.6)
Non-cash interest expense, net	0.2	0.2
Provision for credit losses	0.1	(0.1)
Excess tax benefits from share-based payment arrangements	(1.9)	(0.8)
Stock-based compensation expense	2.9	2.5
Change in operating assets and liabilities:
Accounts receivable	(0.4)	(0.1)
Other operating assets	1.0	2.1
Accounts payable and other operating liabilities	(0.3)	(4.4)
Net cash provided by operating activities	23.5	16.2
Cash flows used in investing activities:
Capital expenditures	(15.8)	(1.9)
Net cash used in investing activities	(15.8)	(1.9)
Cash flows provided by (used in) financing activities:
Principal payments — 2010 credit facility (term loan)	(4.3)	(3.8)
Share repurchases	(8.4)	(8.6)
Proceeds from exercise of employee stock options	1.5	0.5
Excess tax benefits from share-based payment arrangements	1.9	0.8
Other financing activities, net	(0.2)	(0.2)
Net cash used in financing activities	(9.5)	(11.3)
Net increase (decrease) in cash and cash equivalents	(1.8)	3.0
Cash and cash equivalents at beginning of year	17.0	17.6
Cash and cash equivalents at end of quarter	$15.2	$20.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Description of Business
AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade names Popeyes ® Chicken & Biscuits and Popeyes ® Louisiana Kitchen (collectively “Popeyes”) in 47 states, three territories, and 28 foreign countries.
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
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 30, 2012 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of July 14, 2013, have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2012 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2012 Form 10-K.
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
Effective December 31, 2012, the Company adopted Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The updated standard requires the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). We are required to present either on the face of the statement where net income is presented or in the notes to the financial statements significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income. For the first two quarters of 2013 and 2012, we did not have any significant amounts reclassified out of AOCI. All necessary disclosures have been complied within this Form 10-Q.
Note 3 — Other Current Liabilities

(In millions)	7/14/2013	12/30/2012
Accrued wages, bonuses and severances	$3.6	$2.6
Other	2.6	3.3
Other current liabilities	$6.2	$5.9

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 4 — Fair Value Measurements
The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of July 14, 2013 and December 30, 2012:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
July 14, 2013
Financial Assets
Cash equivalents	$14.4	$—	$—	$14.4
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$18.7	$—	$—	$18.7
Financial Liabilities
Interest rate swap agreement	$—	$1.0	$—	$1.0
Long-term debt	—	68.4	—	68.4
Total liabilities at fair value	$—	$69.4	$—	$69.4
December 30, 2012
Financial Assets
Cash equivalents	$17.0	$—	$—	$17.0
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$21.3	$—	$—	$21.3
Financial Liabilities
Interest rate swap agreement	$—	$1.3	$—	$1.3
Long-term debt	—	74.4	—	72.8
Total liabilities at fair value	$—	$75.7	$—	$74.1
There were no transfers among levels within the fair value hierarchy during the twenty-eight weeks ended July 14, 2013.
At July 14, 2013 and December 30, 2012, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.
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
Note 5 — Long-term Debt

(In millions)	7/14/2013	12/30/2012
2010 Credit Facility:
Revolving credit facility	$37.0	$37.0
Term loan	27.0	31.3
Capital lease obligations	2.3	2.3
Other notes	2.1	2.2
	68.4	72.8
Less current portion	6.3	6.0
Long-term debt	$62.1	$66.8

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

2010 Credit Facility. On December 23, 2010, the Company entered into a bank credit facility (the “2010 Credit Facility”) with a group of lenders consisting of a 5 year $60.0 million revolving credit facility and $40.0 million term loan.
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of July 14, 2013, the Company had $0.4 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $22.6 million.

As of July 14, 2013, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of July 14, 2013, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility was 3.7%.
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
The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges. The fair value gain or loss on the interest rate swaps is included as a component of the “Accumulated other comprehensive loss” (“AOCL”). The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:
Fair Values of Derivative Instruments

(In millions)
Derivative Instrument	Balance Sheet Location	7/14/2013	12/30/2012
Interest rate swap agreements	Deferred credits and other long-term liabilities	$1.0	$1.3
Note 6 — Deferred Credits and Other Long-Term Liabilities

(In millions)	7/14/2013	12/30/2012
Deferred franchise revenues	$3.6	$2.4
Deferred gains on unit conversions	1.0	1.1
Deferred rentals	7.3	7.0
Above-market rent obligations	2.6	2.7
Deferred income taxes	9.9	9.3
Other	3.5	3.7
Deferred credits and other long-term liabilities	$27.9	$26.2
Note 7 — Accumulated Other Comprehensive Loss

(In millions)	Gains and (Losses) on Cash Flow Hedges	Total
Beginning Balance 12/30/2012	$(0.8)	$(0.8)
Change in fair value of cash flow hedge, net of income taxes	0.2	0.2
Net current-period other comprehensive income	0.2	0.2
Ending Balance 7/14/2013	$(0.6)	$(0.6)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 8 — Other Expenses (Income), Net

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/14/2013	7/8/2012	7/14/2013	7/8/2012
Asset write-downs	$0.1	$0.1	$0.2	$0.2
Net gain on sale of assets	(0.1)	—	(0.1)	(0.1)
Other expenses (income), net	$—	$0.1	$0.1	$0.1
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
The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At July 14, 2013, the Company’s insurance reserves of approximately $0.2 million were collateralized by letters of credit and/or cash deposits of $0.5 million.
Note 10 — Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/14/2013	7/8/2012	7/14/2013	7/8/2012
Interest on debt	$0.6	$0.7	$1.5	$1.5
Amortization and write-offs of debt issuance costs	0.1	0.1	0.2	0.2
Other debt related charges	0.2	0.1	0.3	0.3
Interest expense, net	$0.9	$0.9	$2.0	$2.0
Note 11 — Income Taxes
The Company’s effective tax rates were 37.5% and 37.1% for the twelve week periods ended July 14, 2013 and July 8, 2012, respectively. The Company's effective tax rate was 36.9% for the twenty-eight week periods ended July 14, 2013 and July 8, 2012. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

As of July 14, 2013 and December 30, 2012, the amount of unrecognized tax benefits was approximately $1.3 million, of which approximately $0.2 million, if recognized, would affect the effective income tax rate.
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

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. During the twelve and twenty-eight week periods ended July 14, 2013, approximately 0.1 million stock options were not included in the computation of diluted earnings per share. There were no potentially dilutive shares excluded from the computation of diluted earnings per share for the twelve and twenty-eight week periods ended July 8, 2012.

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/14/2013	7/8/2012	7/14/2013	7/8/2012
Numerator for earnings per share computation:
Net Income	$8.5	$6.6	$18.1	$14.9

Denominator for basic earnings per share — weighted average shares	23.6	23.9	23.6	24.0
Dilutive employee stock awards	0.5	0.5	0.6	0.5
Denominator for diluted earnings per share	24.1	24.4	24.2	24.5

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

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/14/2013	7/8/2012	7/14/2013	7/8/2012
Revenues
Franchise operations (a)	$30.4	$25.3	$66.9	$58.3
Company-operated restaurants	17.5	14.3	41.4	34.1
Total revenue	$47.9	$39.6	$108.3	$92.4
Operating profit before unallocated expenses
Franchise operations (b)	$14.5	$11.3	$30.3	$25.1
Company-operated restaurants	1.5	1.3	3.8	3.0
	16.0	12.6	34.1	28.1
Less unallocated expenses (c)
Depreciation and amortization	1.5	1.1	3.3	2.4
Other expenses (income), net	—	0.1	0.1	0.1
Operating Profit	14.5	11.4	30.7	25.6
Interest expense, net	0.9	0.9	2.0	2.0
Income before income taxes	13.6	10.5	28.7	23.6
Income tax expense	5.1	3.9	10.6	8.7
Net income	$8.5	$6.6	$18.1	$14.9

Capital expenditures
Franchise operations	$3.2	$0.2	$7.0	$0.4
Company-operated restaurants	4.4	0.5	8.8	1.5
	$7.6	$0.7	$15.8	$1.9

(a)	Franchise operations revenues exclude 5% inter-segment royalties.

(b)	Includes inter-segment royalties for the quarter of $0.9 million in 2013 and $0.7 million in 2012. The year-to-date inter-segment royalties include $2.1 million in 2013 and $1.7 million in 2012.

(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

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
As of July 14, 2013, we operated and franchised 2,153 Popeyes restaurants in 47 states, three territories, and 28 foreign countries.

Total Operating Restaurants as of:	7/14/2013	12/30/2012
Domestic restaurants:
Company-Operated	47	45
Franchised	1,674	1,634
International restaurants:
Franchised	432	425
Total	2,153	2,104

Our Business Strategy

The Company continues to strengthen its competitive position in the restaurant industry and quick service restaurant sector by executing its Strategic Plan which is based on the following pillars:

•	Build a Distinctive Brand

◦
In the second quarter, Popeyes promoted Three of Kind - three different configurations of our Bonafide® bone-in chicken and Handcrafted Tenders, each for $3.99. We also featured Garlic Pepper Wicked Chicken and reprised Zatarain's® Butterfly Shrimp.

◦
This was Popeyes' 13th consecutive quarter of positive same-store sales. According to independent industry research, Popeyes has outpaced the same-store sales of the entire Chicken-QSR category for 21 consecutive quarters and the same-store sales of the overall QSR category for seven consecutive quarters.

•	Run Great Restaurants

◦
As of the end of the second quarter, approximately 40% of the domestic system was in the new Popeyes Louisiana Kitchen image. The Company expects approximately 60% of the domestic system to be in the new image by the end of 2013. On average, reimaged restaurants are enjoying a 3% to 4% sales lift.

◦	At the end of the second quarter, approximately 70% of the domestic system restaurants attained speed of service below our 180 second standard.

◦	The Company's Guest Experience Monitor, or GEM, percent delighted scores were approximately 61% at the end of the second quarter.

•	Grow Restaurant Profits

◦
Average restaurant operating profit before rent of Popeyes domestic freestanding franchised restaurants increased to 22.2% of total revenues for the first quarter, compared to 21.8% in the first quarter of 2012.

◦
Commodity prices were flat for the second quarter versus year ago, and up 1.2% through the end of the second quarter. For full year 2013, we expect commodity costs to be down slightly versus the prior year.

•	Accelerate Quality Restaurant Openings

◦
The Company further expanded its presence in Indianapolis, IN with the opening of two restaurants. The average annualized sales volumes of our restaurants in this market are significantly out-performing the domestic system average of $1.2 million.

◦
In the second quarter, we converted and franchised eight of the 26 restaurants acquired in 2012 in Minnesota and California. One-time franchisee fees of approximately $1.8 million were recognized in the second quarter as franchising of these restaurants was completed. We have converted 13 of the 26 acquired restaurants and the remaining 13 acquired restaurants are expected to be converted at a steady pace over the balance of 2013.

•	Create a Culture of Servant Leaders

◦	We place great emphasis on our human capital and its proven impact on our guest experience and the sustained long term performance of our Company.

◦
In 2013, we are defining the critical elements that will become Popeyes distinctive employee and guest experiences.  We are also building the disciplines, tools and processes needed for in-market testing followed by a system launch.

Management Overview of Second Quarter 2013 Operating Results
Our second quarter of 2013 results and highlights include the following:

•
Reported net income was $8.5 million, or $0.35 per diluted share, compared to $6.6 million, or $0.27 per diluted share last year.  Through the end of the second quarter, adjusted earnings per diluted share were $0.75 compared to $0.62 last year, an increase of 21%.  Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance.  See the heading entitled “Management's Use of Non-GAAP Financial Measures.”

•
Global same-store sales increased 4.4% compared to 7.5% last year. Year-to-date through the end of the second quarter, global same-store sales were 4.5% compared to a 7.5% increase in the prior year, for a two year same-store sales growth of 12%.

•	Global system-wide sales increased 11.6% compared to an 11.5% increase last year.

•
The Popeyes system opened 44 restaurants and closed 16 restaurants, resulting in 28 net openings compared to 9 in the prior year.  Through the end of the second quarter, the Popeyes system had opened 84 and closed 40 restaurants, for net restaurant openings of 44 compared to 18 last year.

•
Through the end of the second quarter, Operating EBITDA was $34.1 million at 31.5% of total revenues, compared to $28.6 million at 31.0% of total revenues in 2012.  The 50 basis point increase was primarily a result of strong same-store sales, franchise fees associated with the conversion of the restaurants in Minneapolis and California acquired in 2012 and higher restaurant operating profit at Company-operated restaurants. The Company's Operating EBITDA margin remains among the highest in the QSR industry.  Operating EBITDA is a supplemental non-GAAP measure of performance.  See the heading entitled “Management's Use of Non-GAAP Financial Measures.”

•
As a result of strong revenue and operating profit, Free cash flow through the end of the second quarter was $21.8 million compared to $18.2 million last year.  Free cash flow is a supplemental non-GAAP measure of performance.  See the heading entitled “Management's Use of Non-GAAP Financial Measures.”

A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions except per share data)	7/14/2013	7/8/2012	7/14/2013	7/8/2012
Sales by company-operated restaurants	$17.5	$14.3	$41.4	$34.1
Franchise revenues (a)	29.1	24.3	64.3	56.0
Rent and other revenues	1.3	1.0	2.6	2.3
Total revenues	$47.9	$39.6	$108.3	$92.4

Operating profit	$14.5	$11.4	$30.7	$25.6

Net income	$8.5	$6.6	$18.1	$14.9

Earnings per common share, basic:	$0.36	$0.28	$0.77	$0.62
Earnings per common share, diluted:	$0.35	$0.27	$0.75	$0.61

Global system-wide sales increase	11.6%	11.5%	10.8%	11.7%

Same-store sales increase (b)
Company-operated restaurants	1.7%	7.8%	2.5%	5.5%
Domestic franchised restaurants	4.3%	8.4%	4.5%	8.3%
Total domestic (company-operated and franchised restaurants)	4.3%	8.4%	4.4%	8.2%
International franchised restaurants	5.8%	0.9%	4.8%	1.8%
Total global system	4.4%	7.5%	4.5%	7.5%

Company-operated restaurants (all domestic)
Restaurants at beginning of quarter	46	40	45	40
New restaurant openings	2	—	3	—
Permanent closings	(1)	—	(1)	—
Restaurants at quarter-end	47	40	47	40
Franchised restaurants (domestic and international)
Restaurants at beginning of quarter	2,073	2,004	2,059	1,995
New restaurant openings	42	25	81	51
Permanent closings	(15)	(16)	(39)	(33)
Temporary (closings)/re-openings, net	6	(4)	5	(4)
Restaurants at quarter-end	2,106	2,009	2,106	2,009
Total system restaurants	2,153	2,049	2,153	2,049

(a)
Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the second quarter of 2013 and 2012, franchisee sales, as reported by our franchisees, were approximately $554.0 million and $497.6 million, respectively. For the twenty-eight weeks ended July 14, 2013 and July 8, 2012, franchisee sales, as reported by our franchisees, were approximately $1,260.6 million and $1,140.9 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

2013 Same-Store Sales — Second Quarter
Global same-store sales increased 4.4% compared to a 7.5% increase in 2012, for a two-year growth of 11.9%. Total domestic same-store sales increased 4.3% compared to an 8.4% increase last year for a two-year growth of 12.7%. According to independent data, in the second quarter of 2013, Popeyes same-store sales outpaced the Chicken-QSR category for the 21th consecutive quarter and the QSR category for the 7th consecutive quarter. International same-store sales increased 5.8% and represented the 14th consecutive quarter of positive same-store sales growth. Second quarter two-year international same-store sales growth was 6.7%.
Looking Forward to the Remainder of 2013

Given the strong sales performance in the first and second quarters, we are increasing our expectation of global same-store sales growth to 3.5% to 4.5% compared to previous guidance of the upper end of 3% to 4%.

We are also increasing our expectation of full year general and administrative expenses to $73 to $75 million compared to our previous guidance of $72 to $74 million. As a percentage of system-wide sales, general and administrative expenses remain at approximately 3.0%, among the lowest in the industry.

As a result of new company restaurant development in the first half of 2013 and our pipeline, we now expect to open between 8 and 10 total new company restaurants this year, compared to previous guidance of 6 to 10.

The Company reiterates the following guidance for fiscal 2013:

•	New restaurant openings in the range of 175 to 195 restaurants, and net restaurant openings in the range of 85 to 115. Included in 2013 total openings are approximately 60 international restaurants.

•	Capital expenditures of $24 to $28 million, including the conversion of restaurants acquired in 2012 in Minnesota and California.

•	An expected effective income tax rate in 2013 of 37% compared to 36.3% in 2012.

•	The Company plans to repurchase approximately $15 to $20 million in outstanding shares, compared to $15.2 million of share repurchases in 2012.

The Company also reiterates adjusted earnings per diluted share to be at the upper end of $1.37 to $1.42 for fiscal 2013.

Comparisons of the Second Quarter for 2013 and 2012
Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $17.5 million in the second quarter of 2013, a $3.2 million increase from the second quarter of 2012. The increase was primarily due to a same–store sales increase of 1.7%, five new restaurant openings in 2012 and two net openings in 2013.
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
Franchise revenues were $29.1 million in the second quarter of 2013, a $4.8 million increase from the second quarter of 2012. The increase was primarily due to a $2.6 million increase in royalty revenue from positive same-store sales and new franchised restaurants, $1.8 million in one-time franchise fees associated with the conversion and franchising of eight California and Minnesota restaurant properties acquired in 2012 and a $0.4 million increase in other franchise revenues, net.

Company-operated Restaurant Operating Profit
Company-operated restaurant operating profit (“ROP”) was $3.2 million, or 18.3% of sales, compared to $2.5 million, or 17.5% of sales last year. The $0.7 million increase in ROP was primarily due to higher revenues resulting from positive same-store sales and new restaurant openings and an improvement in food cost margins. Company-operated restaurant operating profit margins is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

General and Administrative Expenses
General and administrative expenses were $16.8 million, or 2.9% of system-wide sales, compared to $14.6 million, or 2.9% of system-wide sales last year.
The $2.2 million increase in general and administrative expenses was primarily attributable to a:

•	$0.6 million increase in domestic franchisee restaurant support services and assessments,

•	$0.4 million increase in international franchise development and marketing support expenses,

•	$0.4 million increase in performance-based incentive compensation expense,

•	$0.4 million increase in legal and corporate administrative expenses, and

•	$0.4 million increase in marketing, supply chain and other expenses, net.
Depreciation and amortization
Depreciation and amortization was $1.5 million compared to $1.1 million last year. The increase in depreciation and amortization is primarily attributable to depreciation associated with new company-operated restaurants, restaurant reimages, acquired restaurant properties converted and leased to franchisees in Minnesota and California, information technology assets and our corporate support center facility.
Operating Profit
Operating profit was $14.5 million, a $3.1 million increase compared to 2012. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants.

	12 Weeks Ended
(Dollars in millions)	7/14/2013	7/8/2012	Fluctuation	As a Percent
Franchise operations	$14.5	$11.3	$3.2	28.3%
Company-operated restaurants	1.5	1.3	0.2	15.4%
Operating profit before unallocated expenses	16.0	12.6	3.4	27.0%
Less unallocated expenses:
Depreciation and amortization	1.5	1.1	0.4	36.4%
Other expenses (income), net	—	0.1	(0.1)	(100.0)%
Operating profit	$14.5	$11.4	$3.1	27.2%
The $3.2 million growth in franchise operations was primarily due to the $4.8 million increase in franchise revenue partially offset by increases in general and administrative expenses related to domestic franchisee restaurant support services and assessments, international franchise development and marketing expenses, long-term incentive stock-based compensation expense and other general and administrative expenses, net.

Company-operated restaurants segment operating profit was $1.5 million, a $0.2 million or 15.4% increase from 2012. The increase in company-operated restaurants segment operating profit was attributable to a $0.7 million increase in restaurant operating profit partially offset by higher multi-unit management expenses in new company-operated restaurant markets Indianapolis and Charlotte, inter-company royalties and other general and administrative expenses, net.

Income Tax Expense
Income tax expense was $5.1 million at an effective tax rate of 37.5%, compared to an effective tax rate of 37.1% in 2012. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

Comparisons of the Twenty-Eight Weeks Ended July 14, 2013 and July 8, 2012
Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $41.4 million in the twenty-eight weeks ended July 14, 2013, a $7.3 million increase from 2012. The increase was primarily due to a same–store sales increase of 2.5%, five new restaurant openings in 2012 and two net openings in 2013.
Franchise Revenues
Franchise revenues were $64.3 million in the twenty-eight weeks ended July 14, 2013, a $8.3 million increase from 2012. The increase was primarily due to a $5.6 million increase in royalty revenue from positive same-store sales and new franchised restaurants and $2.5 million in one-time franchise fees associated with the conversion and franchising of eleven California and Minnesota restaurant properties acquired in 2012 and a $0.2 million increase in other franchise revenues, net.
Company-operated Restaurant Operating Profit
Company-operated restaurant operating profit ("ROP") was $7.9 million in the twenty-eight weeks ended July 14, 2013, or 19.1% of sales, compared to $6.3 million, or 18.5% of sales, last year. The $1.6 million increase in ROP was primarily due to higher revenues resulting from positive same-store sales and new restaurant openings and an improvement in food cost margins. Company-operated restaurant operating profit margins is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $38.8 million in the twenty-eight weeks ended July 14, 2013, or 3.0% of system-wide sales, compared to $35.0 million, or 3.1% of system-wide sales, last year.
The $3.8 million increase in general and administrative expenses was primarily attributable to a:

•	$1.2 million increase in international franchise development and marketing support expenses,

•	$0.6 million increase in domestic franchisee restaurant support services and assessments,

•	$0.5 million in marketing and menu development expenses,

•	$0.5 million in multi-unit management expenses in new Company-operated restaurant markets in Indianapolis and Charlotte,

•	$0.4 million increase in performance-based incentive compensation expense, and

•	$0.6 million increase in leadership development and other expenses, net.
Depreciation and amortization
Depreciation and amortization was $3.3 million compared to $2.4 million last year. The increase in depreciation and amortization is primarily attributable to depreciation associated with new company-operated restaurants, restaurant reimages, acquired restaurant properties converted and leased to franchisees in Minnesota and California, information technology assets and our corporate support center facility.

Operating Profit
Operating profit was $30.7 million, a $5.1 million increase compared to 2012. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants.

	28 weeks ended
(Dollars in millions)	7/14/13	7/8/12	Fluctuation	As a Percent
Franchise operations	$30.3	$25.1	$5.2	20.7%
Company-operated restaurants	3.8	3.0	0.8	26.7%
Operating profit before unallocated expenses	34.1	28.1	6.0	21.4%
Less unallocated expenses:
Depreciation and amortization	3.3	2.4	0.9	37.5%
Other expenses (income), net	0.1	0.1	—	—%
Operating profit	$30.7	$25.6	$5.1	19.9%
The $5.2 million growth in franchise operations was primarily due to the $8.3 million increase in franchise revenue partially offset by increases in general and administrative expenses related to international franchise development and marketing expenses, domestic franchisee restaurant support services and assessments, marketing and menu development expenses, long-term incentive stock-based compensation expense and leadership development and other general and administrative expenses, net.

Company-operated restaurants segment operating profit was $3.8 million, a $0.8 million or 26.7% increase from 2012. The increase in company-operated restaurants segment operating profit was attributable to a $1.6 million increase in restaurant operating profit partially offset by higher multi-unit management expenses in new company-operated restaurant markets Indianapolis and Charlotte, inter-company royalties and other general and administrative expenses, net.
Income Tax Expense
Income tax expense was $10.6 million, at an effective rate of 36.9% for the twenty-eight week periods ended July 14, 2013 and July 8, 2012. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.
Liquidity and Capital Resources
We finance our business activities primarily with:

•	cash flows generated from our operating activities, and

•	borrowings under our 2010 Credit Facility.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $23.5 million and $16.2 million for the twenty-eight week periods ended July 14, 2013 and July 8, 2012, respectively. See our condensed consolidated statements of cash flows in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $15.2 million available as of July 14, 2013), and available borrowings under our 2010 Credit Facility (approximately $22.6 million available as of July 14, 2013), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
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

Pursuant to the 2010 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of 2.75 to 1.0 through December 23, 2015. As of July 14, 2013, the Company’s Total Leverage Ratio was 1.03 to 1.0. The Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries.
The Company repurchased 96,028 shares of our common stock for approximately $3.4 million during the second quarter of 2013. Through the end of the second quarter year to date, the Company has used $8.4 million to repurchase and retire approximately 234,000 shares of its common stock. As of July 14, 2013. the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $43.0 million. Under the terms of the 2010 Credit Facility, the Company may repurchase and retire its common shares at any time its Total Leverage Ratio is less than 2.00 to 1.
Critical Accounting Policies and Significant Estimates
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the 2012 Form 10-K.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in our 2012 Form 10-K. During the twenty-eight weeks ended July 14, 2013, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2012 Form 10-K.
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
During the twenty-eight weeks ended July 14, 2013, we invested approximately $15.8 million in various capital projects, comprised of $6.1 million for the conversion of restaurants in California and Minnesota, $7.2 million for the construction of new restaurants, $0.7 million for information technology hardware and software, $1.2 million for reimaging activities at company restaurants, and $0.6 million in other capital assets supporting the Company’s growth strategies.
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

Management’s Use of Non-GAAP Financial Measures
Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow are supplemental non-GAAP financial measures. The Company uses Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow, in addition to net income, operating profit and cash flows from operating activities to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and the performance of its business. Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, Adjusted earnings per diluted share, Operating EBITDA, Company-operated restaurant operating profit and Free cash flow: (a) do not represent net income, cash flows from operations or earnings per share as defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to net income, earnings per share, operating profit, cash flows from operating activities or other financial information determined under GAAP.

Adjusted earnings per diluted share: Calculation and Definition
The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

(i)	other expense (income), net, as follows:

•	second quarter and year-to-date 2013 and 2012 are comprised of asset write downs offset by gain on the sale of assets;

•	fiscal 2012 includes $0.9 million in gains on sale of real estate assets to franchisees, partially offset by $0.3 million of asset write downs and $0.1 million of hurricane-related expenses, net;

(ii)	for second quarter 2012 year-to-date approximately $0.5 million in legal fees related to licensing arrangements; and

(iii)	the tax effect of these adjustments at the effective statutory rates.
Adjusted earnings per diluted share provides the per share effect of adjusted earnings on a diluted basis. The following table reconciles on a historical basis for second quarter 2013, second quarter 2012, second quarter year-to-date 2013, second quarter year-to-date 2012 and fiscal year 2012, the Company’s Adjusted earnings per diluted share on a consolidated basis to the line on its Condensed Consolidated Statements of Operations entitled Net income, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statements of Operations.

			Year-to-Date	Year-to-Date	Fiscal
(in millions, except per share data)	Q2 2013	Q2 2012	7/14/2013	7/8/2012	2012
Net income	$8.5	$6.6	$18.1	$14.9	$30.4
Other expense (income), net	—	0.1	0.1	0.1	(0.5)
Legal fees related to licensing arrangements	—	—	—	0.5	0.5
Tax effect	—	(0.1)	(0.1)	(0.3)	—
Adjusted earnings	$8.5	$6.6	$18.1	$15.2	$30.4
Adjusted earnings per diluted share	$0.35	$0.27	$0.75	$0.62	$1.24
Weighted average diluted shares outstanding	24.1	24.4	24.2	24.5	24.5

Operating EBITDA: Calculation and Definition
The Company defines Operating EBITDA as earnings before interest expense, taxes, depreciation and amortization, other expenses (income), net and legal fees related to licensing arrangements. The following table reconciles on a historical basis for second quarter year-to-date 2013 and second quarter year-to-date 2012, the Company’s Operating EBITDA on a consolidated basis to the line on its Condensed Consolidated Statements of Operations entitled Net income, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statements of Operations. Operating EBITDA margin is defined as Operating EBITDA divided by Total revenues.

	Year-to-Date	Year-to-Date
(in millions)	7/14/2013	7/8/2012
Net income	$18.1	$14.9
Interest expense, net	2.0	2.0
Income tax expense	10.6	8.7
Depreciation and amortization	3.3	2.4
Other expenses (income), net	0.1	0.1
Legal fees related to licensing arrangements	—	0.5
Operating EBITDA	$34.1	$28.6
Total revenues	$108.3	$92.4
Operating EBITDA margin	31.5%	31.0%

Company-operated restaurant operating profit: Calculation and Definition
The Company defines Company-operated restaurant operating profit as Sales by company-operated restaurants minus Restaurant employee, occupancy and other expenses minus Restaurant food, beverages and packaging. The following table reconciles on a historical basis for second quarter 2013, second quarter 2012, second quarter year-to-date 2013 and second quarter year-to-date 2012, Company-operated restaurant operating profit to the line item on its Condensed Consolidated Statements of Operations entitled Sales by company-operated restaurants, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statements of Operations. Company-operated restaurant operating profit margin is defined as Company-operated restaurant operating profit divided by Sales by Company-operated restaurants.

			Year-to-Date	Year-to-Date
(in millions)	Q2 2013	Q2 2012	July 14, 2013	July 8, 2012
Sales by company-operated restaurants	$17.5	$14.3	$41.4	$34.1
Restaurant employee, occupancy and other expenses	8.5	7.0	19.8	16.4
Restaurant food, beverages and packaging	5.8	4.8	13.7	11.4
Company-operated restaurant operating profit	$3.2	$2.5	$7.9	$6.3
Company-operated restaurant operating profit margin	18.3%	17.5%	19.1%	18.5%

Free cash flow: Calculation and Definition
The Company defines Free cash flow as Net income plus depreciation and amortization, plus Stock-based compensation expense, minus maintenance capital expenditures which includes: for second quarter year-to-date 2013, $1.2 million in Company-operated restaurant reimages and $0.6 million of information technology projects and $0.7 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and equipment; and for second quarter year-to-date 2012, $0.6 million in Company-operated restaurant reimages, $0.4 million of information technology projects and $0.6 million other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and equipment.

The following table reconciles on a historical basis for second quarter year-to-date 2013 and second quarter year-to-date 2012, the Company’s Free cash flow on a condensed consolidated basis to the line on its Condensed Consolidated Statements of Operations entitled Net income, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statement of Operations. Free cash flow margin is defined as Free cash flow divided by Total revenue.

	Year-to-Date	Year-to-Date
(in millions)	July 14, 2013	July 8, 2012
Net income	$18.1	$14.9
Depreciation and amortization	3.3	2.4
Stock-based compensation expense	2.9	2.5
Maintenance capital expenditures	(2.5)	(1.6)
Free cash flow	$21.8	$18.2
Total revenue	$108.3	$92.4
Free cash flow margin	20.1%	19.7%
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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the twenty-eight weeks ended July 14, 2013 and July 8, 2012, foreign currency revenues represented approximately 4.4% and 4.5%, respectively, of our total revenues. All other things being equal, for the twenty-eight weeks ended July 14, 2013, operating profit would have decreased by approximately $0.5 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of July 14, 2013, approximately $1.1 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 28 foreign countries with approximately 45% of our revenues from international royalties originating from restaurants in Korea, Canada and Turkey.
Interest Rate Risk With Respect to our 2010 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2010 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 14, 2013, we had outstanding borrowings under our 2010 Credit Facility of $64.0 million.
On February 22, 2011, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 4.8%. The term of the swap agreements expires March 31, 2015.
As of July 14, 2013, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility, including the effect of the interest rate swap agreements, was approximately 3.7%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2010 Credit Facility would be approximately $0.3 million, taking into account our interest rate swap agreements.

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
(d) Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the twelve week period ended July 14, 2013 covered by this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2013, we repurchased 96,028 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 5 4/22/13 — 5/19/13	—	$—	—	$46,439,726
Period 6 5/20/13 — 6/16/13	43,562	$35.55	43,562	$44,890,961
Period 7 6/17/13 — 7/14/13	52,466	$35.09	52,466	$43,049,912
Total	96,028	$35.30	96,028	$43,049,912

All shares were repurchased pursuant to the Company's share repurchase program previously announced on July 22, 2002.

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

AFC Enterprises, Inc.

Date: August 21, 2013	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer
(Duly Authorized Officer and Principal)