Form 10-Q
period 2013-10-06
AFC ENTERPRISES INC
filed 2013-11-13
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 6, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
As of November 1, 2013 there were 23,829,915 shares of the registrant’s common stock, par value $.01 per share, outstanding.

AFC ENTERPRISES, INC.

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AFC Enterprises, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	10/6/2013	12/30/2012
Current assets:
Cash and cash equivalents	$13.2	$17.0
Accounts and current notes receivable, net	7.9	7.3
Other current assets	4.3	4.2
Advertising cooperative assets, restricted	28.9	25.7
Total current assets	54.3	54.2
Long-term assets:
Property and equipment, net	71.3	51.3
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	53.5	53.9
Other long-term assets, net	1.5	1.9
Total long-term assets	137.4	118.2
Total assets	$191.7	$172.4
Current liabilities:
Accounts payable	$7.8	$7.6
Other current liabilities	7.4	5.9
Current debt maturities	6.3	6.0
Advertising cooperative liabilities	28.9	25.7
Total current liabilities	50.4	45.2
Long-term liabilities:
Long-term debt	60.5	66.8
Deferred credits and other long-term liabilities	27.6	26.2
Total long-term liabilities	88.1	93.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 23,755,370 and 23,907,428 shares issued and outstanding at October 6, 2013 and December 30, 2012, respectively)	0.2	0.2
Capital in excess of par value	79.3	87.6
Accumulated deficit	(25.7)	(52.8)
Accumulated other comprehensive loss	(0.6)	(0.8)
Total shareholders’ equity	53.2	34.2
Total liabilities and shareholders’ equity	$191.7	$172.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	10/6/2013	9/30/2012	10/6/2013	9/30/2012
Revenues:
Sales by company-operated restaurants	$18.6	$13.5	$60.0	$47.6
Franchise revenues	29.2	24.4	93.5	80.4
Rent and other revenues	1.5	1.0	4.1	3.3
Total revenues	49.3	38.9	157.6	131.3
Expenses:
Restaurant employee, occupancy and other expenses	9.0	6.7	28.8	23.1
Restaurant food, beverages and packaging	6.3	4.6	20.0	16.0
Rent and other occupancy expenses	0.7	0.6	2.6	2.1
General and administrative expenses	16.2	14.7	55.0	49.7
Depreciation and amortization	1.6	1.1	4.9	3.5
Other expenses (income), net	0.1	0.1	0.2	0.2
Total expenses	33.9	27.8	111.5	94.6
Operating profit	15.4	11.1	46.1	36.7
Interest expense, net	0.8	0.7	2.8	2.7
Income before income taxes	14.6	10.4	43.3	34.0
Income tax expense	5.6	3.5	16.2	12.2
Net income	$9.0	$6.9	$27.1	$21.8
Earnings per common share, basic	$0.38	$0.29	$1.15	$0.91
Earnings per common share, diluted	$0.37	$0.29	$1.12	$0.89
Weighted-average shares outstanding:
Basic	23.6	23.7	23.6	23.9
Diluted	24.1	24.2	24.1	24.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	12 Weeks Ended		40 Weeks Ended
	10/6/2013	9/30/2012	10/6/2013	9/30/2012
Net income	$9.0	$6.9	$27.1	$21.8
Other comprehensive income (loss)
Net change in fair value of cash flow hedge	0.1	(0.1)	0.4	(0.1)
Other comprehensive income (loss), before income tax	0.1	(0.1)	0.4	(0.1)
Income tax on other comprehensive income (loss)	(0.1)	—	(0.2)	—
Other comprehensive income (loss), net of income taxes	—	(0.1)	0.2	(0.1)
Comprehensive income	$9.0	$6.8	$27.3	$21.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Deficit		Total
Balance at December 30, 2012	23,907,428	$0.2	$87.6	$(52.8)	$(0.8)	$34.2
Net income				27.1		27.1
Change in fair value of cash flow hedge, net of $0.2 income taxes					0.2	0.2
Repurchases and retirement of shares	(389,718)	—	(14.9)			(14.9)
Issuance of common stock under stock option plan	212,523	—	2.3			2.3
Issuance of restricted stock awards, net of forfeitures	25,137	—	(2.2)			(2.2)
Excess tax benefits from stock-based compensation			2.4			2.4
Stock-based compensation expense			4.1			4.1
Balance at October 6, 2013	23,755,370	$0.2	$79.3	$(25.7)	$(0.6)	$53.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AFC Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	40 Weeks Ended
	10/6/2013	9/30/2012
Cash flows provided by (used in) operating activities:
Net income	$27.1	$21.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.9	3.5
Asset write-downs	0.3	0.2
Net gain on sale of assets	(0.1)	(0.1)
Deferred income taxes	1.1	1.9
Non-cash interest expense, net	0.3	0.3
Provision for credit losses	—	(0.1)
Excess tax benefits from share-based payment arrangements	(2.4)	(0.3)
Stock-based compensation expense	4.1	3.5
Change in operating assets and liabilities:
Accounts receivable	(0.6)	0.4
Other operating assets	2.6	1.4
Accounts payable and other operating liabilities	(0.1)	(4.3)
Net cash provided by operating activities	37.2	28.2
Cash flows provided by (used in) investing activities:
Capital expenditures	(25.2)	(5.0)
Proceeds from dispositions of property and equipment	0.6	—
Net cash used in investing activities	(24.6)	(5.0)
Cash flows provided by (used in) financing activities:
Principal payments — 2010 credit facility (term loan)	(5.8)	(5.0)
Share repurchases	(14.9)	(11.5)
Proceeds from exercise of employee stock options	2.3	0.5
Excess tax benefits from share-based payment arrangements	2.4	0.3
Other financing activities, net	(0.4)	(0.3)
Net cash used in financing activities	(16.4)	(16.0)
Net increase (decrease) in cash and cash equivalents	(3.8)	7.2
Cash and cash equivalents at beginning of year	17.0	17.6
Cash and cash equivalents at end of quarter	$13.2	$24.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Description of Business
AFC Enterprises, Inc. (“AFC” or the “Company”) develops, operates and franchises quick-service restaurants under the trade names Popeyes ® Chicken & Biscuits and Popeyes ® Louisiana Kitchen (collectively “Popeyes”) in 47 states, three territories, and 27 foreign countries.
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
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 30, 2012 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of October 6, 2013, have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2012 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2012 Form 10-K.
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
Note 3 — Other Current Liabilities

(In millions)	10/6/2013	12/30/2012
Accrued wages, bonuses and severances	$5.2	$2.6
Other	2.2	3.3
Other current liabilities	$7.4	$5.9

The increase in accrued wages, bonuses and severances during 2013 is primarily due to the timing of annual and quarterly bonus payments.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 4 — Fair Value Measurements
The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of October 6, 2013 and December 30, 2012:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
October 6, 2013
Financial Assets
Cash equivalents	$12.4	$—	$—	$12.4
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$16.7	$—	$—	$16.7
Financial Liabilities
Interest rate swap agreement	$—	$0.9	$—	$0.9
Long-term debt	—	66.9	—	66.8
Total liabilities at fair value	$—	$67.8	$—	$67.7
December 30, 2012
Financial Assets
Cash equivalents	$17.0	$—	$—	$17.0
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$21.3	$—	$—	$21.3
Financial Liabilities
Interest rate swap agreement	$—	$1.3	$—	$1.3
Long-term debt	—	74.4	—	72.8
Total liabilities at fair value	$—	$75.7	$—	$74.1
There were no transfers among levels within the fair value hierarchy during the forty weeks ended October 6, 2013.
At October 6, 2013 and December 30, 2012, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.
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
Note 5 — Long-term Debt

(In millions)	10/6/2013	12/30/2012
2010 Credit Facility:
Revolving credit facility	$37.0	$37.0
Term loan	25.5	31.3
Capital lease obligations	2.3	2.3
Other notes	2.0	2.2
	66.8	72.8
Less current portion	6.3	6.0
Long-term debt	$60.5	$66.8

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

2010 Credit Facility. On December 23, 2010, the Company entered into a bank credit facility (the “2010 Credit Facility”) with a group of lenders consisting of a 5 year $60.0 million revolving credit facility and $40.0 million term loan.
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings up to $10.0 million and letters of credit up to $25.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2010 Credit Facility. As of October 6, 2013, the Company had $0.4 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $22.6 million.

As of October 6, 2013, the Company was in compliance with the financial and other covenants of the 2010 Credit Facility. As of October 6, 2013, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility, including the effect of the interest rate swap agreements, was 3.8%.
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
The Company’s interest rate swap agreements are derivative instruments that are designated as cash flow hedges. The fair value gain or loss on the interest rate swaps is included as a component of the “Accumulated other comprehensive loss” (“AOCL”). The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:
Fair Values of Derivative Instruments

(In millions)
Derivative Instrument	Balance Sheet Location	10/6/2013	12/30/2012
Interest rate swap agreements	Deferred credits and other long-term liabilities	$0.9	$1.3
Note 6 — Deferred Credits and Other Long-Term Liabilities

(In millions)	10/6/2013	12/30/2012
Deferred franchise revenues	$2.8	$2.4
Deferred gains on unit conversions	1.0	1.1
Deferred rentals	7.1	7.0
Above-market rent obligations	2.6	2.7
Deferred income taxes	10.8	9.3
Other	3.3	3.7
Deferred credits and other long-term liabilities	$27.6	$26.2
Note 7 — Accumulated Other Comprehensive Loss

(In millions)	Gains and (Losses) on Cash Flow Hedges
Beginning Balance 12/30/2012	$(0.8)
Change in fair value of cash flow hedge, net of income taxes	0.2
Net current-period other comprehensive income	0.2
Ending Balance 10/6/2013	$(0.6)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 8 — Other Expenses (Income), Net

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/6/2013	9/30/2012	10/6/2013	9/30/2012
Asset write-downs	$0.1	$—	$0.3	$0.2
Net gain on sale of assets	—	—	(0.1)	(0.1)
Other	—	0.1	—	0.1
Other expenses (income), net	$0.1	$0.1	$0.2	$0.2
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
The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At October 6, 2013, the Company’s insurance reserves of approximately $0.2 million were collateralized by letters of credit and/or cash deposits of $0.5 million.
Note 10 — Interest Expense, Net

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/6/2013	9/30/2012	10/6/2013	9/30/2012
Interest on debt	$0.6	$0.6	$2.1	$2.1
Amortization and write-offs of debt issuance costs	0.1	0.1	0.3	0.3
Other debt related charges	0.2	0.1	0.5	0.4
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense, net	$0.8	$0.7	$2.8	$2.7
Note 11 — Income Taxes
The Company’s effective tax rates were 38.4% and 33.7% for the twelve week periods ended October 6, 2013 and September 30, 2012, respectively. The Company's effective tax rates were 37.4% and 35.9% for the forty week periods ended October 6, 2013 and September 30, 2012, respectively.  The higher effective tax rates in 2013 are primarily due to higher state income taxes in 2013 and the recognition of worker opportunity tax credits and foreign income tax credits in 2012. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

As of October 6, 2013 and December 30, 2012, the amount of unrecognized tax benefits was approximately $1.3 million, of which approximately $0.2 million, if recognized, would affect the effective income tax rate.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2010 through 2012 are open to audit. In general, the state tax years open to audit range from 2008 through 2012.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. There were no potentially dilutive shares excluded from the computation of diluted earnings per share for the twelve and forty week periods ended October 6, 2013 and September 30, 2012.

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/6/2013	9/30/2012	10/6/2013	9/30/2012
Numerator for earnings per share computation:
Net Income	$9.0	$6.9	$27.1	$21.8

Denominator for basic earnings per share — weighted average shares	23.6	23.7	23.6	23.9
Dilutive employee stock awards	0.5	0.5	0.5	0.5
Denominator for diluted earnings per share	24.1	24.2	24.1	24.4

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

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/6/2013	9/30/2012	10/6/2013	9/30/2012
Revenues
Franchise operations (a)	$30.7	$25.4	$97.6	$83.7
Company-operated restaurants	18.6	13.5	60.0	47.6
Total revenue	$49.3	$38.9	$157.6	$131.3

Operating profit before unallocated expenses
Franchise operations (b)	$15.9	$11.6	$46.2	$36.7
Company-operated restaurants	1.2	0.7	5.0	3.7
	17.1	12.3	51.2	40.4
Less unallocated expenses (c)
Depreciation and amortization	1.6	1.1	4.9	3.5
Other expenses (income), net	0.1	0.1	0.2	0.2
Operating Profit	15.4	11.1	46.1	36.7
Interest expense, net	0.8	0.7	2.8	2.7
Income before income taxes	14.6	10.4	43.3	34.0
Income tax expense	5.6	3.5	16.2	12.2
Net income	$9.0	$6.9	$27.1	$21.8

Capital expenditures
Franchise operations	$3.4	$0.5	$10.4	$0.9
Company-operated restaurants	6.0	2.6	14.8	4.1
	$9.4	$3.1	$25.2	$5.0

(a)	Franchise operations revenues exclude 5% inter-segment royalties.

(b)	Includes inter-segment royalties for the quarter of $0.9 million in 2013 and $0.7 million in 2012. The year-to-date inter-segment royalties include $3.0 million in 2013 and $2.4 million in 2012.

(c)	Amounts have not been allocated to reportable segments for performance reporting purposes in accordance with the Company’s method of internal reporting.

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
As of October 6, 2013, we operated and franchised 2,187 Popeyes restaurants in 47 states, three territories, and 27 foreign countries.

Total Operating Restaurants as of:	10/6/2013	12/30/2012
Domestic restaurants:
Company-Operated	49	45
Franchised	1,696	1,634
International restaurants:
Franchised	442	425
Total	2,187	2,104

Our Business Strategy

The Company continues to strengthen its competitive position in the restaurant industry and quick service restaurant sector by executing its Strategic Plan, which is based on the following pillars:

•	Build a Distinctive Brand

◦
In the third quarter, Popeyes followed its latest boneless innovation – Chicken Waffle Tenders – with a celebration of its core Bonafide bone-in chicken positioned as “Love That Chicken Month”. Together with sustained national media, these promotions helped lead Popeyes to a 21.2% market share of the Chicken-QSR category in the third quarter, up 1.7 percentage points over the same period last year.

◦
According to independent industry research, Popeyes has outpaced the domestic same-store sales of the Chicken-QSR category for the 22nd consecutive quarter and the overall QSR category for the 8th consecutive quarter.

◦
Internationally, same-store sales have been positive for 15 consecutive quarters. We continue to increase the number of markets where our growth has afforded us the benefit of using TV advertising to message the distinctiveness of the brand.

•	Run Great Restaurants

◦
As of the end of the third quarter, approximately 47% of the Popeyes' domestic system had incorporated the new Popeyes Louisiana Kitchen image. The Company expects approximately 60% of our domestic system to be in the new image by the end of 2013. On average, reimaged restaurants are enjoying a 3% to 4% sales lift.

◦	At the end of the third quarter, approximately 70% of the domestic system restaurants attained speed of service below our 180 second standard.

◦
Guest Experience Monitor (“GEM”) percent delighted scores were approximately 59% at the end of the third quarter for the Popeyes domestic system. We will continue to focus on improving the guest experience by introducing new customer service programs in the restaurants in 2014.

•	Grow Restaurant Profits

◦
The average restaurant operating profit before rent of Popeyes' domestic freestanding franchised restaurants increased to 22.0% of total revenues for the first half of 2013, compared to 21.0% last year.

◦
Commodity prices decreased approximately 90 basis points in the third quarter versus 2012. We expect commodity costs to continue to moderate in the fourth quarter, bringing our full year 2013 expectations to slightly below 2012.

•	Accelerate Quality Restaurants

◦
The average unit volumes of Popeyes' domestic freestanding restaurants opened in 2012 continue to be significantly higher than the domestic freestanding system average due to improved trade areas and site selection processes.

◦	Five company-operated restaurants were opened through the end of the third quarter, bringing the total to 49.

◦
In the third quarter, we converted and franchised seven of the 26 restaurants acquired in 2012 in Minnesota and California. One-time conversion fees of approximately $1.6 million were recognized in the third quarter as franchising of these restaurants was completed. The remaining six acquired restaurants are expected to be converted in the fourth quarter.

•	Create a Culture of Servant Leaders

◦	We place great emphasis on our human capital and its impact on our guest experience and the sustained long term performance of our Company.

◦
During the third quarter, we conducted a number of best practices visits with companies across industries as part of our benchmarking research. These efforts will lead to the definition and design of our in-market plans.

Management Overview of Third Quarter 2013 Operating Results
Our third quarter of 2013 results and highlights include the following:

•	Reported net income was $9.0 million, or $0.37 per diluted share, compared to $6.9 million, or $0.29 per diluted share, in 2012.

•
Adjusted earnings per diluted share were $0.38 compared to $0.29 last year. Through the end of the third quarter, adjusted earnings per diluted share were $1.13 compared to $0.91 last year, an increase of 24.2%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Global system-wide sales increased 12.4%, rolling over a 10.5% increase in the third quarter of 2012, for a two-year growth rate of 22.9%.

•
Global same-store sales increased 5.1% rolling over a 6.3% increase in the third quarter of 2012. Through the end of the third quarter, global same-store sales increased 4.6%, rolling over a 7.1% increase last year, for a two-year same-store sales growth of 11.7%.

•
The Popeyes system opened 39 new restaurants during the third quarter and permanently closed 6 restaurants, resulting in 33 net openings. Through the end of the third quarter, the Popeyes system opened 123 new restaurants and permanently closed 46, for 77 net restaurant openings compared to 23 in 2012.

•
Through the end of the third quarter, Operating EBITDA increased by 25.2% to $51.2 million, at 32.5% of total revenue, compared to $40.9 million, at 31.2% of total revenue, in the prior year. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
The Company generated $33.2 million of Free Cash Flow through the third quarter compared to $26.3 million last year. As a percentage of Total Revenue, Free Cash Flow increased to 21.1% compared to 20.0% last year. Free Cash Flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

A summary of our financial results and key operational metrics is presented below.

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions except per share data)	10/6/2013	9/30/2012	10/6/2013	9/30/2012
Sales by company-operated restaurants	$18.6	$13.5	$60.0	$47.6
Franchise revenues (a)	29.2	24.4	93.5	80.4
Rent and other revenues	1.5	1.0	4.1	3.3
Total revenues	$49.3	$38.9	$157.6	$131.3

Operating profit	$15.4	$11.1	$46.1	$36.7

Net income	$9.0	$6.9	$27.1	$21.8

Earnings per common share, basic	$0.38	$0.29	$1.15	$0.91
Earnings per common share, diluted	$0.37	$0.29	$1.12	$0.89

Global system-wide sales increase	12.4%	10.5%	11.3%	11.3%

Same-store sales increase (b)
Company-operated restaurants	4.8%	1.9%	3.2%	4.7%
Domestic franchised restaurants	5.1%	7.0%	4.7%	7.9%
Total domestic (company-operated and franchised restaurants)	5.1%	6.8%	4.6%	7.8%
International franchised restaurants	5.1%	2.5%	4.9%	2.0%
Total global system	5.1%	6.3%	4.6%	7.1%

Company-operated restaurants (all domestic)
Restaurants at beginning of quarter	47	40	45	40
New restaurant openings	2	—	5	—
Permanent closings	—	—	(1)	—
Restaurants at quarter-end	49	40	49	40
Franchised restaurants (domestic and international)
Restaurants at beginning of quarter	2,106	2,009	2,059	1,995
New restaurant openings	37	28	118	79
Permanent closings	(6)	(23)	(45)	(56)
Temporary (closings)/re-openings, net	1	6	6	2
Restaurants at quarter-end	2,138	2,020	2,138	2,020
Total system restaurants	2,187	2,060	2,187	2,060

(a)
Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the third quarter of 2013 and 2012, franchisee sales, as reported by our franchisees, were approximately $555.8 million and $497.7 million, respectively. For the forty weeks ended October 6, 2013 and September 30, 2012, franchisee sales, as reported by our franchisees, were approximately $1,816.5 million and $1,638.6 million, respectively.

(b)	Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks.

2013 Same-Store Sales — Third Quarter
Global same-store sales increased 5.1% compared to a 6.3% increase in 2012, for a two-year growth of 11.4%. Total domestic same-store sales increased 5.1% compared to an 6.8% increase last year for a two-year growth of 11.9%. According to independent data, in the third quarter of 2013, Popeyes same-store sales outpaced the Chicken-QSR category for the 22nd consecutive quarter and the QSR category for the 8th consecutive quarter. International same-store sales increased 5.1% and represented the 15th consecutive quarter of positive same-store sales growth. Third quarter two-year international same-store sales growth was 7.6%.
Looking Forward to the Remainder of 2013

We expect the rate of our same-store sales growth to moderate in the fourth quarter. Accordingly, we are revising our guidance for fiscal 2013 same-store sales growth to 3.5% to 4.0% from our previous guidance of 3.5% to 4.5%.

Popeyes now expects its global new openings for 2013 will be in the range of 185 to 195 restaurants, compared to previous guidance of 175-195 restaurants. This includes approximately 8 Company and 65 international restaurants. Many of the planned restaurants are scheduled to open in late December. The Company expects net growth of 100 to 120 restaurants, compared to previous guidance of 85-115 net unit growth. Total net unit growth in 2012 was 66.

The Company is narrowing its adjusted earnings per diluted share range to $1.39 to $1.42, compared to previous guidance of $1.37 to $1.42. Adjusted earnings per diluted share reported in fiscal 2012 were $1.24, including approximately $0.01 for the 53rd week.

The Company is also providing the following guidance on additional items:

•
General and administrative expenses are expected to be approximately $74 to $75 million in fiscal year 2013, at approximately 3% of system-wide sales. Previous guidance was approximately $73 to $75 million. General and administrative expenses as a percentage of system-wide sales remain among the lowest in the restaurant industry.

•	The Company’s effective tax rate is expected to be approximately 37.5% compared to previous guidance of approximately 37%.

•	Depreciation and amortization is expected to be $6.5 to $7.0 million. Previous guidance was approximately $6.0 to $7.0 million.

•
We are increasing the pace of our planned capital investments in high-volume new restaurants. We plan to invest $34 to $36 million, compared to previous guidance of $24 to $28 million. Of the total capital invested during 2013, approximately $21 million will be invested in new and existing company-operated restaurants and another $13 million will be invested in the restaurants we acquired in Minnesota and California.

•	In 2013, the Company plans to repurchase approximately $15 to $20 million of its outstanding shares, continuing its efforts to steadily grow shareholder value.

Comparisons of the Third Quarter for 2013 and 2012
Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $18.6 million in the third quarter of 2013, a $5.1 million increase from the third quarter of 2012. The increase was primarily due to a same–store sales increase of 4.8%, five new restaurant openings in 2012 and four net openings in 2013.
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
Franchise revenues were $29.2 million in the third quarter of 2013, a $4.8 million increase from the third quarter of 2012. The increase was primarily due to a $2.8 million increase in royalty revenue from positive same-store sales and new franchised restaurants, $1.6 million in one-time franchise fees associated with the conversion and franchising of seven California and Minnesota restaurant properties acquired in 2012 and a $0.4 million increase in other franchise revenues, net.

Company-operated Restaurant Operating Profit
Company-operated restaurant operating profit (“ROP”) was $3.3 million, or 17.7% of sales, compared to $2.2 million, or 16.3% of sales last year. The $1.1 million increase in ROP was primarily due to higher revenues resulting from positive same-store sales and new restaurant openings. The improvement in ROP margin was primarily attributable to lower commodity cost and increased leverage on occupancy and other expenses. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $16.2 million, or 2.8% of system-wide sales, compared to $14.7 million, or 2.9% of system-wide sales last year.
The $1.5 million increase in general and administrative expenses was primarily attributable to a:

•	$0.3 million increase in domestic franchisee restaurant support services and assessments,

•	$0.6 million increase in performance-based incentive compensation expense, and

•	$0.6 million increase in global supply chain, domestic franchisee development and other expenses, net.
Depreciation and amortization
Depreciation and amortization was $1.6 million compared to $1.1 million last year. The increase in depreciation and amortization is primarily attributable to depreciation associated with new company-operated restaurants, restaurant reimages, acquired restaurant properties converted and leased to franchisees in Minnesota and California, information technology assets and our corporate support center facility.
Operating Profit
Operating profit was $15.4 million, a $4.3 million increase compared to 2012. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants.

	12 Weeks Ended
(Dollars in millions)	10/6/2013	9/30/2012	Fluctuation	As a Percent
Franchise operations	$15.9	$11.6	$4.3	37.1%
Company-operated restaurants	1.2	0.7	0.5	71.4%
Operating profit before unallocated expenses	17.1	12.3	4.8	39.0%
Less unallocated expenses:
Depreciation and amortization	1.6	1.1	0.5	45.5%
Other expenses (income), net	0.1	0.1	—	—
Operating profit	$15.4	$11.1	$4.3	38.7%
The $4.3 million growth in franchise operations was primarily due to the $4.8 million increase in franchise revenue partially offset by increases in general and administrative expenses related to domestic franchisee restaurant support services and assessments, performance-based incentive compensation expense and other general and administrative expenses, net.

Company-operated restaurants segment operating profit was $1.2 million, a $0.5 million or 71.4% increase from 2012. The increase in company-operated restaurants segment operating profit was attributable to a $1.1 million increase in restaurant operating profit partially offset by higher multi-unit management expenses in new company-operated restaurant markets Indianapolis and Charlotte, inter-company royalties and other general and administrative expenses, net.

Income Tax Expense
Income tax expense was $5.6 million at an effective tax rate of 38.4%, compared to an effective tax rate of 33.7% in 2012. The higher effective tax rates in 2013 are primarily due to higher state income taxes in 2013 and the recognition of worker opportunity tax credits and foreign income tax credits in 2012. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

Comparisons of the Forty Weeks Ended October 6, 2013 and September 30, 2012
Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $60.0 million in the forty weeks ended October 6, 2013, a $12.4 million increase from 2012. The increase was primarily due to a same–store sales increase of 3.2%, five new restaurant openings in 2012 and four net openings in 2013.
Franchise Revenues
Franchise revenues were $93.5 million in the forty weeks ended October 6, 2013, a $13.1 million increase from 2012. The increase was primarily due to a $8.4 million increase in royalty revenue from positive same-store sales and new franchised restaurants and $4.1 million in one-time franchise fees associated with the conversion and franchising of 18 California and Minnesota restaurant properties acquired in 2012 and a $0.6 million increase in other franchise revenues, net.
Company-operated Restaurant Operating Profit
Company-operated restaurant operating profit ("ROP") was $11.2 million in the forty weeks ended October 6, 2013, or 18.7% of sales, compared to $8.5 million, or 17.9% of sales, last year. The $2.7 million increase in ROP was primarily due to higher revenues resulting from positive same-store sales and new restaurant openings. The improvement in ROP margin was primarily attributable to increased leverage on occupancy and other expenses. Company-operated restaurant operating profit margins is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $55.0 million in the forty weeks ended October 6, 2013, or 2.9% of system-wide sales, compared to $49.7 million, or 2.9% of system-wide sales, last year.
The $5.3 million increase in general and administrative expenses was primarily attributable to:

•	a $1.1 million increase in international franchise development and marketing support expenses,

•	a $0.8 million increase in domestic franchisee restaurant support services and assessments,

•	$0.6 million in marketing and menu development expenses,

•	$0.6 million in multi-unit management expenses in new Company-operated restaurant markets in Indianapolis and Charlotte,

•	a $0.7 million increase in performance-based incentive compensation expense, and

•	a $1.5 million increase in leadership development, global supply chain, domestic franchisee development and other expenses, net.
Depreciation and amortization
Depreciation and amortization was $4.9 million compared to $3.5 million last year. The increase in depreciation and amortization is primarily attributable to depreciation associated with new company-operated restaurants, restaurant reimages, acquired restaurant properties converted and leased to franchisees in Minnesota and California, information technology assets and our corporate support center facility.

Operating Profit
Operating profit was $46.1 million, a $9.4 million increase compared to 2012. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment plus a 5% inter-company royalty charge from franchise operations to company-operated restaurants.

	40 Weeks Ended
(Dollars in millions)	10/6/13	9/30/12	Fluctuation	As a Percent
Franchise operations	$46.2	$36.7	$9.5	25.9%
Company-operated restaurants	5.0	3.7	1.3	35.1%
Operating profit before unallocated expenses	51.2	40.4	10.8	26.7%
Less unallocated expenses:
Depreciation and amortization	4.9	3.5	1.4	40.0%
Other expenses (income), net	0.2	0.2	—	—
Operating profit	$46.1	$36.7	$9.4	25.6%
The $9.5 million growth in franchise operations was primarily due to the $13.1 million increase in franchise revenue partially offset by increases in general and administrative expenses related to international franchise development and marketing expenses, domestic franchisee restaurant support services and assessments, marketing and menu development expenses, performance-based incentive compensation expense and leadership development and other general and administrative expenses, net.

Company-operated restaurants segment operating profit was $5.0 million, a $1.3 million or 35.1% increase from 2012. The increase in company-operated restaurants segment operating profit was attributable to a $2.7 million increase in restaurant operating profit partially offset by higher multi-unit management expenses in new company-operated restaurant markets Indianapolis and Charlotte, inter-company royalties and other general and administrative expenses, net.
Income Tax Expense
The Company's effective tax rates were 37.4% and 35.9% for the forty week periods ended October 6, 2013 and September 30, 2012, respectively. The higher effective tax rates in 2013 are primarily due to higher state income taxes in 2013 and the recognition of worker opportunity tax credits and foreign income tax credits in 2012. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.
Liquidity and Capital Resources
We finance our business activities primarily with:

•	cash flows generated from our operating activities, and

•	borrowings under our 2010 Credit Facility.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $37.2 million and $28.2 million for the forty week periods ended October 6, 2013 and September 30, 2012, respectively. See our condensed consolidated statements of cash flows in Part 1, Item 1 to this quarterly report. Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $13.2 million available as of October 6, 2013), and available borrowings under our 2010 Credit Facility (approximately $22.6 million available as of October 6, 2013), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
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
Pursuant to the 2010 Credit Facility, the Company is subject to a Total Leverage Ratio requirement of 2.75 to 1.0 through December 23, 2015. As of October 6, 2013, the Company’s Total Leverage Ratio was 0.94 to 1.0. The Total Leverage Ratio is defined as the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of Indebtedness of the Company and its Subsidiaries.
The Company repurchased 155,590 shares of our common stock for approximately $6.5 million during the third quarter of 2013. Through the end of the third quarter of 2013, the Company repurchased 389,718 shares of our common stock for approximately $14.9 million. As of November 13, 2013, the remaining value of shares that may be repurchased under the Company’s current share repurchase program was approximately $36.5 million. The Company may repurchase and retire its common shares at any time its Total Leverage Ratio is less than 2.00 to 1.
Critical Accounting Policies and Significant Estimates
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the 2012 Form 10-K.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in our 2012 Form 10-K. During the forty weeks ended October 6, 2013, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2012 Form 10-K.
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
During the forty weeks ended October 6, 2013, we invested approximately $25.2 million in various capital projects, including approximately $11.2 million in company restaurant construction, $9.9 for construction of restaurants acquired in California and Minnesota, $1.4 million in company restaurant reimages, $1.2 million for land purchase, $0.8 million of IT projects and $0.7 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.
During the forty week period ended September 30, 2012, we invested approximately $5.0 million in various capital projects, including approximately $3.1 million in company restaurant reimages and construction, $0.9 million of IT projects and $1.0 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment.
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

Adjusted earnings per diluted share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

i.	other expense (income), net, as follows:

•	third quarter and year-to-date 2013 and 2012 are comprised of asset write downs offset by gain on the sale of assets;

•	fiscal 2012 includes $0.9 million in gains on sale of real estate assets to franchisees, partially offset by $0.3 million of asset write downs and $0.1 million of hurricane-related expenses, net;

ii.	for third quarter 2012 year-to-date approximately $0.5 million in legal fees related to licensing arrangements; and

iii.	the tax effect of these adjustments at the effective statutory rates.

Adjusted earnings per diluted share provides the per share effect of adjusted earnings on a diluted basis. The following table reconciles on a historical basis for third quarter 2013, third quarter 2012, third quarter year-to-date 2013, third quarter year-to-date 2012 and fiscal year 2012, the Company’s Adjusted earnings per diluted share on a consolidated basis to the line on its Condensed Consolidated Statements of Operations entitled Net income, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statements of Operations.

			Year-to-Date	Year-to-Date	Fiscal
(in millions, except per share data)	Q3 2013	Q3 2012	10/6/2013	9/30/2012	2012
Net income	$9.0	$6.9	$27.1	$21.8	$30.4
Other expense (income), net	0.1	0.1	0.2	0.2	(0.5)
Legal fees related to licensing arrangements	—	—	—	0.5	0.5
Tax effect	—	(0.1)	(0.1)	(0.3)	—
Adjusted earnings	$9.1	$6.9	$27.2	$22.2	$30.4
Adjusted earnings per diluted share	$0.38	$0.29	$1.13	$0.91	$1.24
Weighted average diluted shares outstanding	24.1	24.2	24.1	24.4	24.5

Operating EBITDA: Calculation and Definition
The Company defines Operating EBITDA as earnings before interest expense, taxes, depreciation and amortization, other expenses (income), net and legal fees related to licensing arrangements. The following table reconciles on a historical basis for third quarter year-to-date 2013 and third quarter year-to-date 2012, the Company’s Operating EBITDA on a consolidated basis to the line on its Condensed Consolidated Statements of Operations entitled Net income, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statements of Operations. Operating EBITDA margin is defined as Operating EBITDA divided by Total revenues.

	Year-to-Date	Year-to-Date
(in millions)	10/6/2013	9/30/2012
Net income	$27.1	$21.8
Interest expense, net	2.8	2.7
Income tax expense	16.2	12.2
Depreciation and amortization	4.9	3.5
Other expenses (income), net	0.2	0.2
Legal fees related to licensing arrangements	—	0.5
Operating EBITDA	$51.2	$40.9
Total revenues	$157.6	$131.3
Operating EBITDA margin	32.5%	31.2%

Company-operated restaurant operating profit: Calculation and Definition
The Company defines Company-operated restaurant operating profit as Sales by company-operated restaurants minus Restaurant employee, occupancy and other expenses minus Restaurant food, beverages and packaging. The following table reconciles on a historical basis for third quarter 2013, third quarter 2012, third quarter year-to-date 2013 and third quarter year-to-date 2012, Company-operated restaurant operating profit to the line item on its Condensed Consolidated Statements of Operations entitled Sales by company-operated restaurants, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statements of Operations. Company-operated restaurant operating profit margin is defined as Company-operated restaurant operating profit divided by Sales by Company-operated restaurants.

			Year-to-Date	Year-to-Date
(in millions)	Q3 2013	Q3 2012	10/6/2013	9/30/2012
Sales by company-operated restaurants	$18.6	$13.5	$60.0	$47.6
Restaurant employee, occupancy and other expenses	9.0	6.7	28.8	23.1
Restaurant food, beverages and packaging	6.3	4.6	20.0	16.0
Company-operated restaurant operating profit	$3.3	$2.2	$11.2	$8.5
Company-operated restaurant operating profit margin	17.7%	16.3%	18.7%	17.9%

Free cash flow: Calculation and Definition
The Company defines Free cash flow as Net income plus depreciation and amortization, plus stock-based compensation expense, minus maintenance capital expenditures which includes: for third quarter year-to-date 2013 $1.4 million in Company-operated restaurant reimages, $0.8 million of information technology projects and $0.7 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and equipment; and for third quarter year-to-date 2012 $0.6 million in Company-operated restaurant reimages, $0.9 million in information technology projects and $1.0 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and equipment.
The following table reconciles on a historical basis for the third quarter year-to-date 2013 and third quarter year-to-date 2012, the Company’s Free cash flow on a consolidated basis to the line on its Condensed Consolidated Statements of Operations entitled Net income, which the Company believes is the most directly comparable GAAP measure on its Condensed Consolidated Statements of Operations. Free cash flow margin is defined as Free cash flow divided by Total revenue.

(in millions)	Year-to-Date 10/6/13	Year-to-Date 9/30/12
Net income	$27.1	$21.8
Depreciation and amortization	4.9	3.5
Stock-based compensation expense	4.1	3.5
Maintenance capital expenditures	(2.9)	(2.5)
Free cash flow	$33.2	$26.3
Total revenue	$157.6	$131.3
Free cash flow margin	21.1%	20.0%

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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the forty weeks ended October 6, 2013 and September 30, 2012, foreign currency revenues represented approximately 4.4% and 4.6%, respectively, of our total revenues. All other things being equal, for the forty weeks ended October 6, 2013, operating profit would have decreased by approximately $0.6 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of October 6, 2013, approximately $1.2 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 27 foreign countries with approximately 45% of our revenues from international royalties originating from restaurants in Korea, Canada and Turkey.
Interest Rate Risk With Respect to our 2010 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2010 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of October 6, 2013, we had outstanding borrowings under our 2010 Credit Facility of $62.5 million.
On February 22, 2011, the Company entered into new interest rate swap agreements limiting the interest rate exposure on $30.0 million of the term loan debt to a fixed rate of 4.8%. The term of the swap agreements expires March 31, 2015.
As of October 6, 2013, the Company’s weighted average interest rate for all outstanding indebtedness under the 2010 Credit Facility, including the effect of the interest rate swap agreements, was approximately 3.8%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2010 Credit Facility would be approximately $0.3 million, taking into account our interest rate swap agreements.

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
(d) Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the twelve week period ended October 6, 2013 covered by this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2013, we repurchased 155,590 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 8 7/15/13 — 8/11/13	—	$—	—	$43,049,912
Period 9 8/12/13 — 9/08/13	67,500	$41.34	67,500	$40,259,227
Period 10 9/09/13 — 10/06/13	88,090	$42.95	88,090	$36,476,042
Total	155,590	$42.25	155,590	$36,476,042

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

Exhibit 10.1
Indemnification Agreement by and between the Registrant and Joel K. Manby dated September 5, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 6, 2013).

Exhibit 10.2
Indemnification Agreement by and between the Registrant and Martyn R. Redgrave dated October 9, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 10, 2013).

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

AFC Enterprises, Inc.

Date: November 13, 2013	By:	/s/ H. Melville Hope, III
H. Melville Hope, III
Chief Financial Officer
(Duly Authorized Officer and Principal)