Form 10-K
period 2013-12-29
POPEYES LOUISIANA KITCHEN, INC.
filed 2014-02-26
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-32369
Popeyes Louisiana Kitchen, Inc.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2).    Yes  ☐    No  ☑
As of July 12, 2013 (the last business day of the registrant’s second quarter for 2013), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the NASDAQ Global Market System, was approximately $900,080,000.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2014
Common stock, $0.01 par value per share	23,817,393 shares
Documents incorporated by reference: Portions of our 2013 Proxy Statement are incorporated herein by reference in Part III of this Annual Report.

Popeyes Louisiana Kitchen, Inc.

PART I.
Item 1.  BUSINESS
In January 2014, we changed our name to Popeyes Louisiana Kitchen, Inc. (“Popeyes” or “the Company”) from AFC Enterprises, Inc. Popeyes develops, operates, and franchises quick-service restaurants (“QSRs” or “restaurants”) under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen. Within Popeyes, we manage two business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found in Note 20 to our Consolidated Financial Statements included in this Form 10-K.
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
As of December 29, 2013, we operated and franchised 2,225 Popeyes restaurants in 47 states, the District of Columbia, three territories and 28 foreign countries.

Total Global Restaurants as of December 29, 2013	
Domestic restaurants:	
Company-operated	53
Franchised	1,716
International restaurants:	
Franchised	456
Total global restaurants	2,225

50+ restaurants in the state	
10 - 49 restaurants in the state	
1 - 9 restaurants in the state	
No presence in the state

As of December 29, 2013, of our 1,716 domestic franchised restaurants, approximately 71% were concentrated in Texas, California, Louisiana, Florida, Illinois, Maryland, New York, Georgia, Virginia, New Jersey, and Mississippi. Of our 456 international franchised restaurants, approximately 59% were located in Korea, Canada, and Turkey. Of our 53 company-operated restaurants, approximately 83% were concentrated in Louisiana, Tennessee, and Indiana.

Financial information concerning our domestic and international operations can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
Our Business Strategy
The Company’s Strategic Roadmap, launched in 2008, focuses exclusively on growing the value of our single brand, Popeyes Louisiana Kitchen. There are four organizing pillars to our strategy which we use to select priorities and allocate resources. These pillars are:

•	Build a Distinctive Brand

•	Create Memorable Experiences

•	Grow Restaurant Profits

•	Accelerate Quality Restaurant Openings
Within each pillar we develop strategies, determine goals and set performance metrics by which we measure our progress.
Our people are critical to this long-term strategy and include our franchisees, restaurant crews and corporate employees. As such, embedded in each of the strategic pillars above, is the principle that we will invest in our people to achieve Popeyes' business goals as well as their individual personal development. Our goal is to create a culture of servant leadership which is ultimately reflected in the experience our guests enjoy in Popeyes Louisiana Kitchen restaurants.
Our Agreements with Popeyes Franchisees
Our strategy places a heavy emphasis on increasing the number of restaurants in the Popeyes system through franchising activities. As of December 29, 2013, we had 338 franchisees operating restaurants within the Popeyes system, and several preparing to become operators. Our largest domestic franchisee operates 142 restaurants and our largest international franchisee operates 101 restaurants. The following discussion describes the standard arrangements we enter into with our Popeyes franchisees.
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
Domestic Franchise Agreements. Following the execution of a development agreement, we enter into a franchise agreement with our franchisee that conveys the right to operate a specific Popeyes restaurant at a site to be selected by the franchisee and approved by us within 180 days from the execution of the franchise agreement. Our current franchise agreements generally provide for payment of a franchise fee of $35,000 per location. Based on our development incentive programs, in some circumstances the franchise fee could be reduced or eliminated altogether.
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

Site Selection
For new domestic restaurants, we assist our franchisees in evaluating sites consistent with the overall market plan for each development area. Domestically, we primarily emphasize freestanding sites with drive-thrus and in limited situations where there is a compelling need in dense areas we may pursue other venues such as “end-cap, in-line” strip-mall sites with ample parking and easy access from high traffic roads.
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
Purchasing Cooperative. Supplies are generally provided to our domestic franchised and company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We, our Popeyes franchisees and the owners of restaurants of the other participating brand hold membership interests in SMS in proportion to the number of restaurants owned. As of December 29, 2013, we held one of seven seats on the SMS board of directors and our voting interests were approximately 3%. Our Popeyes franchise agreements require that each domestic franchisee join SMS.
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
Marketing and Advertising
Each Popeyes restaurant, company-operated or franchised, contributes to an advertising fund that supports (1) branding and marketing initiatives, including the development of marketing materials that are used throughout our domestic restaurant system and (2) local marketing programs. We act as the agent for the fund and coordinate its activities. We and our Popeyes franchisees made contributions to the advertising fund of approximately $94.2 million in 2013, $85.6 million in 2012, and $73.0 million in 2011.
Fiscal Year and Seasonality
During 2013 and 2011, the fiscal year included 52 weeks and our fiscal year was composed of 13 four-week accounting periods and ends on the last Sunday in December. During 2012, our fourth fiscal quarter was 13 weeks and the fiscal year included 53 weeks. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks.
Seasonality has little effect on our operations.
Employees
As of January 26, 2014, we had approximately 1,726 hourly employees working in our company-operated restaurants. Additionally, we had approximately 64 employees involved in the management of our company-operated restaurants, composed of restaurant managers, multi-unit managers and field management employees. We also had approximately 216 employees responsible for corporate administration, franchise services and business development.

None of our employees are covered by a collective bargaining agreement. We believe that the dedication of our employees is critical to our success and that our relationship with our employees is good.
Intellectual Property and Other Proprietary Rights
We own a number of trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, or for which we have made application to register, including the “Popeyes,” “Popeyes Chicken & Biscuits,” and the brand logo for Popeyes and Popeyes Louisiana Kitchen. In addition, we have registered, or made application to register, one or more of these marks and others, or their linguistic equivalents, in foreign countries in which we do business, or are contemplating doing business. There is no assurance that we will be able to obtain the registration for the marks in every country where registration has been sought. We consider our intellectual property rights to be important to our business and we actively defend and enforce them.
Formula and Supply Agreements with Former Owner.  The Company has a formula licensing agreement with the estate of Alvin C. Copeland, the founder of Popeyes and the primary owner of Diversified Foods and Seasonings, Inc. (“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the Popeyes fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay the estate of Mr. Copeland approximately $3.1 million annually until March 2029. During each of 2013, 2012, and 2011, the Company expensed approximately $3.1 million under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.

International Operations
We continue to expand our international operations through franchising. As of December 29, 2013, we had 456 franchised international restaurants. During 2013, franchise revenues from these operations represented approximately 10.9% of our total franchise revenues. For each of 2013, 2012, and 2011, international revenues represented 6.4%, 6.9% and 7.5% of total revenues, respectively.
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

We have franchise agreements related to the operation of restaurants located on various U.S. military bases which are with certain governmental agencies and are subject to renegotiation of profits or termination at the election of the U.S. government. During 2013, royalty revenues from these restaurants were approximately $2.0 million.
Enterprise Risk Management
The Company has developed and implemented an Enterprise Risk Management program. The purpose of the program is to provide the Company with a systematic approach to identify and evaluate risks to the business, and provide the Company an effective manner of risk management and control. The Enterprise Risk Management program is designed to integrate risk management into the culture and strategic decision making of the Company, and to help the organization more effectively and efficiently drive performance. The Enterprise Risk Management program encompasses all aspects of the Company's business, including, without limitation, financial, operational, reputational, societal, and cyber security risks.
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
Available Information
We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, we make copies of these documents (except for exhibits) available to the public free of charge through our web site at www.investor.popeyes.com or by contacting our Secretary at our principal offices, which are located at 400 Perimeter Center Terrace, Suite 1000, Atlanta, Georgia 30346, telephone number (404) 459-4450.

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
As of December 29, 2013, we franchised 1,716 restaurants domestically and 456 restaurants in Puerto Rico, Guam, the Cayman Islands and 28 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants. If our franchisees are unable to open a sufficient number of restaurants, our growth strategy could be significantly impaired.
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
Our operating results are dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants. How well our franchisees operate their restaurants and their desire to maintain their franchise relationship with us is outside of our direct control. In addition, economic conditions and the availability of credit may have an adverse impact on our franchisees. Any failure of these franchisees to operate their restaurants successfully or the loss of these franchisees could adversely impact our operating results. As of December 29, 2013, we had 338 franchisees operating restaurants within the Popeyes system and several preparing to become operators. The largest of our domestic franchisees operates 142 Popeyes restaurants; and the largest of our international franchisees operates 101 Popeyes restaurants. Typically, each of our international franchisees is responsible for the development of significantly more restaurants than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully or continue to maintain their franchise relationships with us.
Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.
We also face currency, economic, political, and other risks associated with our international operations. As of December 29, 2013, we had 456 franchised restaurants in Puerto Rico, Guam, the Cayman Islands and 28 foreign countries. Business at these operations is conducted in the respective local currency. The amount owed to us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. We expect that our franchise revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.
Our operating results and same-store sales may fluctuate significantly and could fall below the expectations of securities analysts and investors, which could cause the market price of our common stock to decline.
Our operating results and same-store sales have fluctuated significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. If our operating results or same-store sales fluctuate or fall below the expectations of securities analysts and investors, the market price of our common stock could decline.
Factors that may cause our results or same-store sales to fluctuate include the following:

•	the opening of new restaurants by us or our franchisees;

•	the closing of restaurants by us or our franchisees;

•	increases in the number of restaurant properties leased or sub-leased to franchisees under percentage rent arrangements;

•	volatility of gasoline prices;

•	increases in labor costs;

•	increases in the cost of commodities and paper products;

•	inclement weather patterns; and

•	economic conditions generally, and in each of the markets in which we, or our franchisees, are located.

Accordingly, results for any one period are not indicative of the results to be expected for any other period or for the full year, and same-store sales for any future period may decrease.
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
Disruptions in the financial markets and the slower economy may also adversely affect consumer spending patterns. There can be no assurances that governmental or other responses to economic challenges will restore or maintain consumer confidence, stabilize the markets or increase or maintain liquidity and the availability of credit. Declines in or displacement of our guests’ discretionary spending could reduce traffic in our system’s restaurants and/or limit our ability to raise prices.
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
We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our Popeyes brand and branded products. Our expansion strategy depends on our continued ability to use our intellectual property to increase brand awareness and further develop our branded products in both domestic and international markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, the value of our Popeyes brand may be harmed, which could have a material adverse effect on our business, including the failure of our Popeyes brand and branded products to achieve and/or maintain market acceptance.
Also, certain branding names, phrases, and designs that we use have not been registered in all of the countries in which we do business and may never be registered in all of these countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S.  We cannot be certain that we will be able to adequately protect our use of various marks or that their use will not result in liability for trademark infringement, trademark dilution or unfair competition.
As the franchisor of the Popeyes system, we try to ensure that the quality of our Popeyes brand and branded products is maintained by all of our franchisees, but cannot be certain that franchisees or others will not take actions that adversely affect the value of our intellectual property or reputation.
There can be no assurance that all of the steps we have taken to protect our intellectual property in the U.S. and foreign countries will be adequate. Further, through acquisitions of third parties, we may acquire brands and related trademarks that are subject to the same risks as the brand and trademarks we currently own.
Our 2013 Credit Facility may limit our ability to expand our business, and our ability to comply with the repayment requirements, covenants, tests and restrictions contained in the 2013 Credit Facility may be affected by events that are beyond our control.
The 2013 Credit Facility contains financial and other covenants, including covenants which require us to maintain various financial ratios, limit our ability to incur additional indebtedness, restrict the amount of capital expenditures that may be incurred, restrict the payment of cash dividends and limit the amount of debt which can be loaned to our franchisees or guaranteed on their behalf. This facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. The 2013 Credit Facility includes customary events of default, including, but not limited to, the failure to maintain the financial ratios described above, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. The restrictive covenants in our 2013 Credit Facility may limit our ability to expand our business, and our ability to comply with these provisions may be impacted by events beyond our control. A failure to comply with any of the financial and operating covenants included in the 2013 Credit Facility would result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time. Were we to default on the terms and conditions of the 2013 Credit Facility and the debt were accelerated by the facility’s lenders, such developments would have a material adverse impact on our financial condition and our liquidity.
Item 1B.  UNRESOLVED STAFF COMMENTS
None.
Item 2.  PROPERTIES
We own, lease or sublease the land and buildings for our company-operated restaurants. In addition, we own, lease or sublease land and buildings which we lease or sublease to our franchisees and third parties.
We typically lease our restaurants under triple net leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some cases, percentage rent based on sales in excess of specified amounts. Generally, our leases have initial terms of 20 years, with options to renew for one or more additional periods, although the terms of our leases vary depending on the facility.
The following table sets forth the locations by state of our company-operated restaurants as of December 29, 2013:

	Land and Buildings Owned	Land and/or Buildings Leased	Total
Louisiana	5	21	26
Tennessee	2	8	10
Indiana	5	3	8
Mississippi	1	3	4
North Carolina	—	3	3
Arkansas	—	1	1
South Carolina	1	—	1
Total	14	39	53
Within our franchise operations segment, our typical restaurant leases to franchisees are triple net to the franchisee, requiring them to pay minimum rent (based upon prevailing market rental rates) or percentage rent based on sales in excess of specified amounts or both minimum rent and percentage rent plus real estate taxes, maintenance costs and insurance premiums. These leases are typically cross-defaulted with the corresponding franchise agreement for that site.
The following table sets forth the locations by state of land and buildings which we lease or sublease to our franchisees as of December 29, 2013:

	Land and Buildings Owned	Land and/or Buildings Leased	Total
Texas	7	21	28
Georgia	0	16	16
California	9	4	13
Minnesota	9	4	13
Tennessee	1	3	4
Colorado	1	1	2
Pennsylvania	2	0	2
Total	29	49	78
Additionally, we had three properties subleased or available to sublease to unrelated third parties and one owned parcel of land.

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
Item 4.  MINE SAFETY DISCLOSURES
None.
Item 4A.  EXECUTIVE OFFICERS
The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position
Cheryl A. Bachelder	57	Chief Executive Officer
Ralph W. Bower	51	President-U.S.
H. Melville Hope, III	52	Senior Vice President and Chief Financial Officer
Richard H. Lynch	59	Chief Brand Experience Officer
Harold M. Cohen	50	Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary
Andrew Skehan	53	Chief Operating Officer-International
Cheryl A. Bachelder, age 57, has served as our Chief Executive Officer since November 2007. She has served as a member of the Board of Directors since November 2006 and also serves on the Procter & Gamble APFI Advisory Board, since 2009, as well as the Board of Directors for Pier 1 Imports, since November 2012. She also served on the True Value Corporation Board of Directors, from 2006 – 2013 and the National Restaurant Association Board, May 2009 – December 2012. Ms. Bachelder served as the President and Chief Concept Officer of KFC Corporation in Louisville, Kentucky from January 2001 to September 2003.
Ralph W. Bower, age 51, has served as our President – U.S. since March of 2012. Mr. Bower served as our Chief Operating Officer U.S. From March 2009 to February 2012. From February 2008 to March 2009, Mr. Bower served as our Chief Operations Officer. From 2006 to 2008, Mr. Bower was the KFC operations leader responsible for more than 1,300 KFC franchised restaurants in the western United States. Prior to this position, he led KFC company operations in Pennsylvania, New Jersey and Delaware. From 2002 to 2003 Mr. Bower directed the guest satisfaction function for KFC. Before joining KFC, Mr. Bower was employed by Western Ohio Pizza, a franchisee of Domino’s Pizza, overseeing operations in Dayton, OH, and Indianapolis, IN. Mr. Bower began his restaurant career with the second largest Domino’s franchise organization, Team Washington, where he was a regional director.
H. Melville Hope, III, age 52, has served as our Chief Financial Officer since December 2005. From February 2004 until December 2005, Mr. Hope served as our Senior Vice President, Finance and Chief Accounting Officer. From April 2003 to February 2004, Mr. Hope was our Vice President of Finance. Prior to joining the Company, he was Chief Financial Officer for First Cambridge HCI Acquisitions, LLC, a real estate investment firm, located in Birmingham, Alabama. From 1984 to 2002, Mr. Hope was an accounting, auditing and business advisory professional for PricewaterhouseCoopers, LLP in Atlanta, Georgia, in Savannah, Georgia and in Houston, Texas where he was admitted to the partnership in 1998.
Richard H. Lynch, age 59, was appointed as Chief Brand Experience Officer in January 2014. From January 2012 to January 2014, Mr. Lynch served as Chief Global Brand Officer. From March 2008 to January 2012, Mr. Lynch served as our Chief Marketing Officer following his consultancy as interim CMO. Mr. Lynch served as Principal of Go LLC, a marketing consulting firm specializing in restaurant and food retail from July 2003 to February 2008, where he developed brand strategy and innovation plans for concepts including Burger King, Ruby Tuesday, and Buffalo Wild Wings. From November 1982 to June 2003, Mr. Lynch

served as Executive Vice President at Campbell Mithun Advertising where he led the development of strategy and positioning for brands such as Domino’s Pizza, Martha Stewart Everyday and Betty Crocker.
Harold M. Cohen, age 50, has served as our Senior Vice President of Legal Affairs, Corporate Secretary and General Counsel since September 2005. Mr. Cohen has served as our Chief Administrative Officer since May 2008. Mr. Cohen has been General Counsel of Popeyes, formerly a division of AFC Enterprises, Inc., since January 2005. He also has served as Vice President of the Company since July 2000. From April 2001 to December 2004, he served as Deputy General Counsel of the Company. From August 1995 to June 2000, he was Corporate Counsel for the Company.
Andrew Skehan, age 53, was appointed our Chief Operating Officer – International in August 2011. From October 2009 until August 2011, Mr. Skehan was Chief Operating Officer – International for Wendy’s/Arby’s Group in Atlanta, Georgia. From April 2007 until December 2008, he was President – Europe, Africa and Middle East for Quiznos Restaurants in Denver, Colorado. From April 1999 until December 2006, Mr. Skehan served as Chief Marketing Officer and subsequently Chief Operating Officer for Churchill Downs Inc. in Louisville, Kentucky.

PART II.
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock currently trades on the NASDAQ Global Market under the symbol “PLKI.”
The following table sets forth the high and low per share sales prices of our common stock, by quarter, for fiscal years 2013 and 2012.

	2013		2012
(Dollars per share)	High	Low	High	Low
First Quarter	$36.77	$25.68	$17.77	$13.68
Second Quarter	$38.59	$31.13	$24.49	$15.99
Third Quarter	$44.45	$35.78	$26.79	$20.74
Fourth Quarter	$45.22	$37.01	$27.89	$24.36
Share Repurchases
A share repurchase program approved by the Board of Directors is presently in place. As of February 26, 2014, the remaining dollar amount of shares that may be repurchased under the program was approximately $31.5 million. See Note 12 to our Consolidated Financial Statements included in this Form 10-K.
During 2013, we repurchased and retired 504,295 shares of common stock for approximately $19.9 million. During 2012, we repurchased and retired 741,228 shares of common stock for approximately $15.2 million. During 2011, we repurchased and retired 1,465,436 shares of common stock for approximately $22.3 million.
During the fourth quarter of 2013, we repurchased 114,577 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 11 (10/07/13 to 11/03/13)	—	$—	—	$36,476,042
Period 12 (11/04/13 to 12/01/13)	114,577	$43.18	114,577	$31,528,485
Period 13 (12/02/13 to 12/29/13)	—	$—	—	$31,528,485
Total	114,577	$43.18	114,577	$31,528,485

Shareholders of Record
As of January 31, 2014, we had 122 shareholders of record of our common stock.
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

Stock Performance Graph
The following stock performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the S&P 1500 Restaurants Index (the “peer group index”) and a peer group index composed of the following quick service restaurant companies: Domino’s Pizza Inc., Jack In the Box Inc., Papa Johns International Inc., Sonic Corp., Wendy’s International Inc. and YUM! Brands Inc. (collectively the “former peer group”). Management believes that the companies included in the S&P 1500 Restaurants Index better reflect the scope of the Company’s operations and match the competitive market in which the Company operates than its former peer group. The former peer group companies are included in the S&P 1500 Restaurants Index. Stock performance is compared for the five fiscal year period ended December 29, 2013. The cumulative total return computations set forth in the performance graph assume the investment in the Company’s common stock and in each index was $100 at the end of fiscal 2008, and, with respect to the indices, that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return

Company Name / Index	12/28/2008	12/27/2009	12/26/2010	12/25/2011	12/30/2012	12/29/2013
Popeyes Louisiana Kitchen, Inc.	100	192	338	341	587	869
S&P 500 Index	100	132	150	155	175	235
S&P 1500 Restaurants Index	100	124	167	215	216	281
Former Peer Group Index	100	116	158	193	219	282

Item 6.  SELECTED FINANCIAL DATA
The following data was derived from our Consolidated Financial Statements. Such data should be read in conjunction with our Consolidated Financial Statements and the notes thereto and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 of this Annual Report.

(In millions, except per share data)	2013	2012	2011	2010	2009
Summary of Operations:
Revenues:(1)
Sales by company-operated restaurants(2)	$78.7	$64.0	$54.6	$52.7	$57.4
Franchise royalties and fees(3)	121.9	110.5	95.0	89.4	86.0
Rent from franchised restaurants(4)	5.4	4.3	4.2	4.3	4.6
Total revenues	206.0	178.8	153.8	146.4	148.0
Expenses:
Restaurant food, beverages and packaging	26.1	21.7	18.3	16.8	18.9
Restaurant employee, occupancy and other expenses	37.9	31.2	26.1	25.8	29.5
General and administrative expenses	73.4	67.6	61.3	56.4	56.0
Occupancy expenses - franchise restaurants	3.4	2.9	2.7	2.1	2.6
Depreciation and amortization	6.7	4.6	4.2	3.9	4.4
Other expenses (income), net(5)	0.3	(0.5)	0.5	0.2	(2.1)
Total expenses	147.8	127.5	113.1	105.2	109.3
Operating profit	58.2	51.3	40.7	41.2	38.7
Interest expense, net(6)	3.7	3.6	3.7	8.0	8.4
Income before income taxes	54.5	47.7	37.0	33.2	30.3
Income tax expense	20.4	17.3	12.8	10.3	11.5
Net income	$34.1	$30.4	$24.2	$22.9	$18.8

Earnings per common share, basic	$1.44	$1.27	$0.99	$0.91	$0.74
Earnings per common share, diluted	$1.41	$1.24	$0.97	$0.90	$0.74

Weighted average shares outstanding:
Basic	23.6	23.9	24.5	25.3	25.3
Diluted	24.1	24.5	25.0	25.5	25.4

Summary of cash flow data:
Share repurchases	$19.9	$15.2	$22.3	$—	$—

Year-end balance sheet data:
Total assets	$200.5	$172.4	$135.6	$123.9	$116.6
Total debt	67.2	72.8	64.0	66.0	82.6

(1)	Factors that impact the comparability of revenues for the years presented include:

(a)	The effects of restaurant openings, closings, unit conversions, franchisee sales and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

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

(2)	Factors that impact the comparability of sales by Company-operated restaurants for the years presented include:

(a)
The Company opened nine, five and two company restaurants in 2013, 2012 and 2011, respectively.   The impact of new restaurant openings net of one closure in 2013 was an increase in company-operated sales of $14.9 million in 2013 compared to 2012, $5.5 million in 2012 compared to 2011, and $1.3 million in 2011 compared to 2010.

(b)
In 2009, the Company completed the re-franchising of 16 company-operated restaurants in its Nashville, Tennessee and Atlanta, Georgia markets resulting in a decrease in 2010 revenues of $6.5 million as compared to 2009 (net of franchise royalties earned).

(3)	Factors that impact franchise royalties and fees include:

(a)
Franchise revenues are principally composed of royalty payments from franchisees that are are generally 5% of franchise net restaurant sales. While franchise sales are not recorded as revenue by the Company, management believes they are important in understanding the Company’s financial performance because these sales are indicative of the Company’s health, given the Company’s strategic focus on growing its overall business through franchising. Total franchisee sales were $2.358 billion in 2013, $2.189 billion in 2012, $1.932 billion in 2011, $1.811 billion in 2010, and $1.716 billion in 2009.

(b)
In 2012, the Company completed an acquisition of twenty-seven restaurants in Minnesota and California. The restaurants were in the trade image of another quick service restaurant concept. Twenty-six of the acquired restaurants were converted into the Popeyes Louisiana Kitchen image and leased to Popeyes franchisees to operate under our standard franchise agreement. The remaining restaurant property was sold in 2013. Non-recurring franchise fees associated with twenty-four conversions completed in 2013 were $5.5 million compared to $0.5 million for two conversions completed in 2012.

(4)
Rent from franchised restaurants are composed of rents and percentage rents associated with properties leased or sub-leased to franchisees. Percentage rents earned from twenty-six restaurant properties converted and franchised in Minnesota and California increased rent from franchised restaurants $1.9 million in 2013 compared to 2012. The assignment of leases to franchisees and lease terminations in 2013 and 2012 reduced rent from franchised restaurants by $0.6 million in 2013 compared to 2012.

(5)	Factors that impact the comparability of other expenses (income), net for the years presented include:

(a)
During 2012, other income includes a $0.3 million gain on the sale of real estate to a franchisee and the recognition of $0.5 million in deferred gains related to seven properties formerly leased to a franchisee.

(b)	During 2011, the Company sold two properties to a franchisee for approximately $0.7 million and recognized a gain of $0.5 million.

(c)	The Company recognized $0.8 million in expense for the corporate support center relocation in 2011.

(d)	During 2009, the Company sold ten real estate properties for a gain of approximately $3.6 million.

(e)	During 2013, 2012, 2011, 2010, and 2009 disposals of fixed assets were approximately $0.4 million, $0.3 million, $0.5 million, $0.7 million, and $0.6 million, respectively.

(6)	Factors that impact the comparability of interest expense, net for the years presented include:

(a)
During 2013 we expensed $0.4 million as a component of interest expense, net in connection with the re-financing of our 2013 Credit Facility. See Note 9 to our Consolidated Financial Statements included in this Form 10-K for details on the 2013 Credit Facility.

(b)
In 2011, interest from term loans decreased $3.2 million compared to 2010 primarily due to lower interest rates from the Credit Facility refinanced in 2010. See Note 9 to our Consolidated Financial Statements included in this Form 10-K for details on the 2010 Credit Facility.

(c)	During 2010 we expensed $0.6 million as a component of Interest expense, net in connection with the extinguishment of the 2005 Credit Facility term loan.

(d)	During 2009 we expensed $1.9 million as a component of Interest expense, net in connection with the third amendment and restatement of the 2005 Credit Facility.

Summary of System-Wide Data
The following table presents financial and operating data for the Popeyes restaurants we operate and those that we franchise. The data presented is unaudited. Data for franchised restaurants is derived from information provided by our franchisees. We present this data because it includes important operational measures relevant to the QSR industry.

	2013	2012	2011	2010	2009
Global system-wide sales increase (1)	8.2%	13.5%	6.6%	5.1%	1.8%
Company-operated restaurants same-store sales increase (decrease)	2.3%	5.3%	1.1%	4.0%	(0.8)%
Domestic franchised restaurants same-store sales increase	3.6%	7.5%	3.1%	2.5%	0.7%
Total domestic same-store sales increase	3.6%	7.5%	3.0%	2.5%	0.6%
International franchised restaurants same-store sales increase	4.7%	2.6%	3.3%	3.1%	1.9%
Total global same-store sales increase (2)	3.7%	6.9%	3.1%	2.6%	0.7%

Company-operated restaurants (all domestic)
Restaurants at beginning of year	45	40	38	37	55
New restaurant openings	9	5	2	1	—
Restaurant conversions, net (3)	—	—	—	—	(16)
Permanent closings	(1)	—	—	—	(2)
Restaurants at end of year	53	45	40	38	37

Franchised restaurants (domestic and international)
Restaurants at beginning of year	2,059	1,995	1,939	1,906	1,867
New restaurant openings	185	136	138	105	95
Restaurant conversions, net (3)	—	—	—	—	16
Permanent closings	(67)	(75)	(75)	(67)	(79)
Temporary (closings)/re-openings, net (4)	(5)	3	(7)	(5)	7
Restaurants at end of year	2,172	2,059	1,995	1,939	1,906
Total system restaurants	2,225	2,104	2,035	1,977	1,943

New franchised restaurant openings
Domestic	115	79	71	44	39
International	70	57	67	61	56
Total new franchised restaurant openings	185	136	138	105	95

Franchised restaurants
Domestic	1,716	1,634	1,587	1,542	1,539
International	456	425	408	397	367
Restaurants at end of year	2,172	2,059	1,995	1,939	1,906

(1)
Fiscal year 2012 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks. The 53rd week in 2012 contributed approximately 2.0% to global system-wide sales growth. Excluding the impact of the 53rd week in 2012, global system-wide sales growth in 2013 was approximately 9.9%.

(2)
New restaurants are included in the computation of same-store sales after they have been open 65 weeks. Unit conversions are included immediately upon conversion. Temporary closings are excluded from same store sales for the period they are closed.

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
Nature of Business
Popeyes develops, operates, and franchises quick-service restaurants under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”) in 47 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands, and 28 foreign countries. Popeyes has two reportable business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 20 to our Consolidated Financial Statements.
2013 Overview
We accomplished the following results in 2013 as a result of disciplined execution against our strategic plan:

•
Reported net income was $34.1 million, or $1.41 per diluted share, compared to $30.4 million, or $1.24 per diluted share, in 2012. Adjusted earnings per diluted share were $1.43 compared to $1.24 in 2012, an increase of approximately 15%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Global same-store sales increased 3.7%, compared to a 6.9% increase last year, for a two-year growth of 10.6%.

•	Global system-wide sales increased approximately 9.9%, for a two-year growth rate of over 21%, after adjusting for the 53rd week of operations in fiscal 2012.

•
The Popeyes system opened 194 restaurants, compared to 141 last year, and permanently closed 68 restaurants, resulting in 126 net openings, compared to 66 in 2012. The Popeyes system opened more new restaurants in fiscal 2013 than in any single year in the last 15 years.

•
Popeyes expanded its strategic investment in company-operated restaurants by adding six new restaurants in our two new markets, Indianapolis and Charlotte, and three in our heritage markets, New Orleans and Memphis. We expect that this strategy will allow the Company to demonstrate its dominant real estate approach and our investment in our employee and guest experiences. In addition, the profitability of our restaurants represents a good long-term investment of capital and fuels our investment in our franchise system as a whole.

•	Approximately 550 domestic restaurants were remodeled bringing the total to over 1,100 restaurants, or 60% of the domestic system, in the new Popeyes Louisiana Kitchen image.

•	General and administrative expenses were $73.4 million, at 3.0% of system-wide sales compared to $67.6 million at 3.0% of system-wide sales in 2012.

•
Operating EBITDA of $65.2 million was 31.7% of total revenues, compared to $55.9 million, at 31.3% of total revenues last year. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Free cash flow was $42.0 million, compared to $36.7 million in 2012. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
The Company recorded $5.5 million in non-recurring franchise revenues related to the conversions of restaurants acquired in Minnesota and California. These revenues, net of occupancy and other expenses, contributed approximately $0.12 to adjusted earnings per share in 2013.

•	The Company repurchased approximately 504,000 shares of its common stock for approximately $19.9 million.

2013 Same-Store Sales
Global same-store sales increased 3.7%, compared to a 6.9% increase in 2012.

Total domestic same-store sales increased 3.6%, compared to a 7.5% increase last year. For five consecutive years, our domestic same-store sales have outpaced the chicken-QSR and the entire QSR category, according to independent data. This positive sales growth reflects Popeyes continued menu innovation, supported by expanded relevant advertising and strengthened restaurant execution which has led to an increase in Popeyes market share of the chicken-QSR category to 20.8% for 2013.

Company-operated restaurant same-store sales increased 2.3%, compared to 5.3% in 2012. Same-store sales in 2013 were comprised of 3.4% in our heritage markets, New Orleans and Memphis, offset by negative same-store sales for the single Indianapolis restaurant included in the computation of same-store sales. The Company expects that in the near-term, same-store sales in its new company-operated markets of both Indianapolis and Charlotte will be impacted as new restaurants are developed in those emerging markets and rollover high first year sales volumes.

International same-store sales increased 4.7%, compared to a 2.6% increase last year, the seventh consecutive year of positive same-store sales.

2014 Operating and Financial Outlook

Globally, in 2014, the Company expects:

•	Same-store sales growth in the range of 2.0% to 3.0%.

•
New restaurant openings in the range of 180 to 200 and net restaurant openings in the range of 100 to 130, for a net unit growth rate of approximately 5%. During 2014, the Company expects to open 10 to 15 new company-operated restaurants.

•	General and administrative expenses are expected to be approximately 3% of system-wide sales maintaining the investment rate for sustainable long term growth.

•	Capital expenditures for the year are expected to be $30 to $35 million, including approximately $25 million for company-operated restaurant development.

•	Adjusted earnings per diluted share in the range of $1.57 to $1.62. This guidance reflects a two year average growth of approximately 13% to 14%.

•	In 2014, the Company plans to repurchase $20 to $30 million in outstanding shares, compared to $19.9 million in 2013.

•	The Company’s effective income tax rate in 2014 is expected to be approximately 38%, compared to 37.4% in 2013.

Long-Term Guidance

Consistent with previous guidance, over the course of the upcoming five years, the Company believes the execution of its Strategic Plan will deliver on an average annualized basis the following results: same-store sales growth of 1% to 3%; net unit growth of 4% to 6%; and earnings per diluted share growth of 13% to 15%.
Factors Affecting Comparability of Consolidated Results of Operations: 2013, 2012 and 2011
For 2013, 2012, and 2011, the following items and events affect comparability of reported operating results:

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

•	During 2013, 2012 and 2011, the Company opened nine, five, and two Company-operated restaurants, respectively.

•
In 2012, the Company completed an acquisition of twenty-seven restaurants in Minnesota and California. The restaurants were in the trade image of another quick service restaurant concept. Twenty-six of the acquired restaurants were converted into the Popeyes Louisiana Kitchen image and leased to Popeyes franchisees to operate under our standard franchise agreement. The remaining restaurant property was sold in 2013. Non-recurring franchise fees associated with twenty-four conversions completed in 2013 were $5.5 million compared to $0.5 million for two conversions completed in 2012. These franchise revenues, net of non-recurring occupancy and other expenses, contributed approximately $0.12 to adjusted earnings per share in 2013.

Comparisons of Fiscal Years 2013 and 2012
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $78.7 million in 2013, a $14.7 million increase from 2012. The increase was primarily due to new restaurant openings in 2013 and 2012 and an increase in same-store sales of 2.3% partially offset by the $1.2 million sales impact of the 53rd week in 2012.
Franchise Royalties and Fees
Franchise royalties and fees have three basic components: (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new restaurant openings; and (3) development fees associated with the opening of new franchised restaurants in a given market. Royalty revenues are the largest component of franchise revenues, constituting more than 90%.
Franchise revenues were $121.9 million in 2013, a $11.4 million increase from 2012. The increase was primarily due to a $7.8 million increase in royalties, resulting from an increase in franchise same-store sales of 3.8% during 2013 and new franchised restaurants, and a $5.0 million increase in one-time franchise fees associated with the conversion and franchising of California and Minnesota restaurant properties acquired in 2012 partially offset by a $1.4 million decrease in transfer fees and other franchise revenues, net.
Rent from Franchised Restaurants
Rent from franchised restaurants was $5.4 million in 2013, a $1.1 million increase from 2012. The increase was primarily due to $1.9 million in rents from twenty-six restaurant properties converted and leased to franchisees in Minnesota and California under percentage rent arrangements partially offset by lower rents from properties sold or leases assigned to franchisee operators.
Company Operated Restaurant Profit
Company-operated restaurant operating profit was $14.7 million in 2013 compared to $11.1 million last year. The $3.6 million increase in Company-operated restaurant operating profit was primarily due to an increase in same-store sales of 2.3% and new restaurant openings in 2013 and 2012. Company-operated restaurant operating profit margin was 18.7% of sales in 2013 compared to 17.3% of sales last year. The higher restaurant operating profit margin was primarily due to overall lower food and commodity prices, higher beverage rebates, labor efficiencies and increased leverage on occupancy and other expenses. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
Occupancy Expenses - Franchised Restaurants
Occupancy expenses - franchised restaurants was $3.4 million in 2013, a $0.5 million increase from 2012. The increase was primarily due to $1.2 million occupancy expenses associated with the twenty-six restaurant properties converted and leased to franchisees in Minnesota and California under percentage rent arrangements. The increase in occupancy expenses for the converted properties were partially offset by lower occupancy expenses from properties sold or leases assigned to franchisee operators.
General and Administrative Expenses
General and administrative expenses were $73.4 million in 2013, a $5.8 million increase from 2012. This increase was primarily attributable to:

•	$2.3 million increase in international franchise development and marketing support expenses,

•	$1.0 million increase in domestic new restaurant development expenses,

•	$0.7 million increase in marketing and menu development expenses,

•	$0.5 million increase in multi-unit management expenses in new Company-operated restaurant markets in Indianapolis and Charlotte,

•	$0.5 million increase in stock-based compensation expense, and

•	$0.8 million increase in leadership development, global supply chain, domestic franchisee restaurant support and other expenses, net.
General and administrative expenses remain among the most efficient in the industry at approximately 3.0% of system wide sales during 2013 and 2012, respectively.

Depreciation and Amortization
Depreciation and amortization was $6.7 million compared to $4.6 million last year. The increase in depreciation and amortization is primarily attributable to depreciation associated with new Company-operated restaurants, restaurant reimages, acquired restaurant properties converted and leased to franchisees in Minnesota and California, information technology assets and our corporate support center facility.
Other Expenses (Income), Net
Other expense was $0.3 million in expense in 2013 compared to other income of $0.5 million last year. In 2013, other expense included $0.4 million in loss on disposals of property and equipment offset by $0.1 million in net gain on sales of assets, net. In 2012, other income includes a $0.3 million gain on the sale of real estate to a franchisee and the recognition of $0.5 million in deferred gains related to seven properties formerly leased to a franchisee, partially offset by $0.4 million loss on disposal of property and equipment and other expenses, net.
See Note 16 to our Consolidated Financial Statements for a description of Other expenses (income), net for 2013 and 2012.
Operating Profit
Operating profit in 2013 was $58.2 million, a $6.9 million increase compared to 2012. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

(Dollars in millions)	2013	2012	Fluctuation	As a Percent
Franchise operations	$54.7	$47.8	$6.9	14.4%
Company-operated restaurants	10.5	7.6	2.9	38.2%
Operating profit before unallocated expenses	65.2	55.4	9.8	17.7%
Less unallocated expenses:
Depreciation and amortization	6.7	4.6	2.1	45.7%
Other expenses (income), net	0.3	(0.5)	0.8	(160.0)%
Total	$58.2	$51.3	$6.9	13.5%
The $6.9 million growth in franchise operations was primarily due to the $11.4 million increase in franchise revenue partially offset by increases in general and administrative expenses related to international franchise development and marketing support expenses, domestic new restaurant development expenses, marketing and menu development expenses, stock-based compensation expense, leadership development, global supply chain, domestic franchisee restaurant support and other expenses, net.
Company-operated restaurants segment operating profit was $10.5 million, a $2.9 million or 38.2% increase from 2012. The increase is segment operating profit was primarily due to a $3.6 million, or 32.4%, increase in company-operated restaurant operating profit partially offset by increases in general and administrative expenses primarily related to the multi-unit management expenses in the new Indianapolis and Charlotte company-operated restaurant markets.
Income Tax Expense
Income tax expense was $20.4 million, yielding an effective tax rate of 37.4%, compared to an effective tax rate of 36.3% in 2012. The higher effective tax rate in 2013 is primarily due to higher state income taxes and favorable adjustments to estimated foreign income tax credit reserves in 2012 partially offset by higher worker opportunity and research and development tax credits in 2013. The effective rates differ from statutory rates due to adjustments in estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes. See Note 18 to our Consolidated Financial Statements included in this Form 10-K for the reconciliation of the statutory rates to the Company's effective tax rates.

Comparisons of Fiscal Years 2012 and 2011
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $64.0 million in 2012, a $9.4 million increase from 2011. The increase was primarily due to new restaurants opened and a 5.3% increase in same-store sales.
Franchise Royalties and Fees
Franchise revenues were $110.5 million in 2012, a $15.5 million increase from 2011. The increase was primarily due to an increase in royalties, resulting primarily from an increase in franchise same-store sales of 7.5% during 2012 and new franchised restaurants.
Company Operated Restaurant Profit
Company-operated restaurant operating profit of $11.1 million was 17.3% of sales, compared to $10.2 million and 18.7% of sales in 2011. The $0.9 million increase in Company-operated restaurant operating profit was primarily due to same-store sales of 5.3% and two new restaurant openings in 2011. The 2012 operating profit includes approximately $0.3 million in pre-opening costs associated with opening 5 new restaurants. The 2011 restaurant operating profit includes a $0.5 million favorable adjustment to insurance reserves. Excluding the effects of pre-opening costs in 2012 and the change in estimated insurance reserves in 2011, Company-operated restaurant operating profit margin would have been 17.8% in both 2012 and 2011. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $67.6 million, a $6.3 million increase from 2011. This increase was primarily attributable to:

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
Other Expenses (Income), Net
Other income was $0.5 million in income in 2012 compared to other expenses of $0.5 million in 2011. Fiscal 2012 results include $0.9 million in gains on sale of real estate assets to franchisees, partially offset by $0.4 million loss on disposal of property and equipment and other expenses, net. In 2011, the Company recognized $0.8 million in expenses for the global support center relocation, offset by a $0.8 net gain on the sale of assets and $0.5 million in disposals of property and equipment and other expenses, net.
See Note 16 to our Consolidated Financial Statements for a description of Other expenses (income), net for 2012 and 2011.

Operating Profit
Operating profit in 2012 was $51.3 million, a $10.6 million increase compared to 2011. Fluctuations in the components of revenue and expense giving rise to these changes are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

(Dollars in millions)	2012	2011	Fluctuation	As a Percent
Franchise operations	$47.8	$37.4	$10.4	27.8%
Company-operated restaurants	7.6	8.0	(0.4)	(5.0)%
Operating profit before unallocated expenses	55.4	45.4	10.0	22.0%
Less unallocated expenses:
Depreciation and amortization	4.6	4.2	0.4	9.5%
Other expenses (income), net	(0.5)	0.5	(1.0)	(200.0)%
Total	$51.3	$40.7	$10.6	26.0%
The $10.4 million growth in franchise operations was primarily due to the $15.5 million increase in franchise revenue partially offset by increases in general and administrative expenses related to short-term and long-term employee incentive costs, domestic new restaurant development and reimage expenses, legal fees related to licensing agreements, franchise restaurant support services and new restaurant opening support costs.
Company-operated restaurants segment operating profit was $7.6 million, a $0.4 million or 5.0%, decrease from 2011. For 2012, company-operated restaurant operating profit was $11.1 million, a $0.9 million increase compared to 2011. Company-operated restaurant operating profit was offset by a $0.9 million planned increase in restaurant support and pre-opening costs in new company-operated markets Indianapolis and Charlotte, a $0.4 million increase in training, assessments and support costs in the New Orleans and Memphis company-operated restaurants.
Income Tax Expense
Income tax expense was $17.3 million, yielding an effective tax rate of 36.3%, compared to an effective tax rate of 34.6% in 2011. In 2011, income tax expense included a tax benefit of $0.8 million, or 2.2%, for work opportunity tax credits related to prior years. Excluding the impact of these tax credits, the 2012 effective rate was lower than 2011 due to favorable adjustments to foreign income tax credit reserves partially offset by higher state income taxes. The effective rates differ from statutory rates due to adjustments in estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes. See Note 18 to our Consolidated Financial Statements included in this Form 10-K for the reconciliation of the statutory rates to the Company's effective tax rates.

Liquidity and Capital Resources
On December 18, 2013, the Company entered into a five year $125.0 million secured revolving credit facility (“2013 Credit Facility”) that replaced its former credit facility that consisted of a five year $60 million revolving credit facility and a five year $40 million term loan (“2010 Credit Facility”).
Key terms in the 2013 Credit Facility include the following:

•	The Company must maintain a Consolidated Total Leverage Ratio of < 3.50 to 1.0.

•	The Company must maintain a Consolidated Minimum Fixed Charge Coverage Ratio of > 1.25 to 1.0.

•	The Company may repurchase and retire its common shares at any time the Total Leverage Ratio is less than 3.00 to 1.0.

•
The Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the facility.

•	The Company can request incremental revolving credit commitments up to an additional $125 million.

•	No principal payments will be due until the maturity date December 18, 2018.

See Note 9 to our Consolidated Financial Statements included in this Form 10-K for a description of the 2013 Credit Facility.
Consolidated Total Leverage Ratio, as defined in the 2013 Credit Facility, is the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of indebtedness of the Company.
Consolidated Minimum Fixed Charge Coverage Ratio, as defined in the 2013 Credit Facility, is the ratio of the company’s Consolidated EBITDAR less provisions for current taxes less Consolidated Maintenance Capital Expenditures to Consolidated Fixed Charges. Consolidated Fixed Charges is defined as the sum of aggregate amounts of scheduled principal payments made during such period on Indebtedness, including Capital Lease Obligations, Consolidated Cash Interest, and Consolidated Rental Expense.
At December 29, 2013 the Company was compliant with all debt covenant requirements. The Company’s Total Leverage Ratio was 0.97 to 1.0 compared to a covenant requirement of less than 3.50 to 1.0 and the Minimum Fixed Charge Coverage Ratio was 3.80 to 1.0 compared to a covenant requirement of greater than 1.25 to 1.0.
Outstanding balances accrue interest at a margin of 125 to 250 basis points over the London Interbank Offered Rate (“LIBOR”) or other alternative indices plus an applicable margin as specified in the facility. The commitment fee on the unused balance under the facility ranges from 15 to 40 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the Consolidated Total Leverage Ratio. As of December 29, 2013 and December 30, 2012, the Company’s weighted average interest rates for all outstanding indebtedness under its credit facilities were 1.5% and 3.7% respectively. The Company had $61.1 million available for short-term borrowings and letter of credit under its 2013 Credit Facility as of December 29, 2013.
We finance our business activities primarily with cash flows generated from our operating activities and borrowings under our 2013 Credit Facility.
Based primarily upon our generation of cash flows from operations, coupled with its existing cash reserves of $9.6 million and $61.1 million available borrowings under its 2013 Credit Facility as of December 29, 2013, the Company believes that it will have adequate cash flow (primarily from operating cash flows) to meet its anticipated future requirements for working capital, various contractual obligations and expected capital expenditures for 2014.
Our franchise model provides strong, diverse and reliable cash flows. Net cash provided by operating activities of the Company was $44.8 million and $40.2 million for 2013 and 2012, respectively. The increase in cash provided by operating activities was primarily attributable higher segment operating profit in franchise operations and Company-operated restaurants. See our Company’s Consolidated Statements of Cash Flows in our Consolidated Financial Statements included in this Form 10-K.
Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:

•	reinvestment in core business activities that promote the Company’s strategic initiatives,

•	repurchase of shares of our common stock, and

•	reduction of long-term debt.
Our investment in core business activities includes our obligation to maintain and re-image our Company-operated restaurants, construct Company-operated restaurants and provide operations support to our franchise system. Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our bank credit facilities.
Our capital expenditures consist primarily of re-imaging activities associated with Company-operated restaurants, new restaurant construction, equipment replacements, investments in information technology and other property and equipment. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per restaurant basis typically cost between $70,000 and $190,000. Capital expenditures associated with new freestanding restaurant construction typically cost, on a per restaurant basis, between $0.7 million and $1.1 million.

The table below summarizes our capital expenditures for fiscal years 2013, 2012 and 2011:

(Dollars in millions)	2013	2012	2011
Construction of new Company-operated restaurants	$15.3	$7.2	$1.5
Acquisition and conversion of restaurants in California and Minnesota	13.8	16.9	—
Reimaging activities at Company-operated restaurants	2.2	0.6	1.5
Information technology hardware and software	0.9	1.1	0.2
Point of sale hardware and software at Company-operated restaurants	—	—	0.6
Construction of the new corporate office(1)	—	—	3.3
Other capital assets(2)	1.1	1.5	0.5
Total capital expenditures	$33.3	$27.3	$7.6

(1) Net of $2.8 million tenant improvement allowances and incentives.
(2) Maintain, replace and extend the lives of Company-operated restaurant equipment and facilities.
See Operating and Financial Outlook for 2014 for a discussion of expected capital expenditures during 2014.
The Company’s Board of Directors has approved a share repurchase program. During 2013, 2012 and 2011, we repurchased and retired 504,295 shares, 741,228 shares and 1,465,436 shares of common stock for $19.9 million, $15.2 million and $22.3 million, respectively. As of February 26, 2014, the remaining dollar amount of shares that may be repurchased under the program was $31.5 million. See Note 12 to our Consolidated Financial Statements included in this Form 10-K.
Contractual Obligations
The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 29, 2013 :

(In millions)	2014	2015	2016	2017	2018	There-after	Total
Long-term debt, excluding capital leases(1)	$0.3	$0.3	$0.3	$0.3	$63.4	$0.4	$65.0
Interest on long-term debt, excluding capital leases(1)	1.1	1.1	1.1	1.1	1.0	—	5.4
Leases(2)	7.3	7.1	6.7	6.5	5.9	91.4	124.9
Copeland formula agreement(3)	3.1	3.1	3.1	3.1	3.1	30.8	46.3
Information technology outsourcing(3)	1.6	1.7	0.4	—	—	—	3.7
Business process services(3)	1.8	0.6	—	—	—	—	2.4
Total(4)	$15.2	$13.9	$11.6	$11.0	$73.4	$122.6	$247.7

(1)
For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 29, 2013. See Note 9 to our Consolidated Financial Statements included in this Form 10-K for information concerning the terms of our 2013 Credit Facility.

(2)
Of the $125.0 million of minimum lease payments, $118.8 million of those payments relate to operating leases and the remaining $6.1 million of payments relate to capital leases. See Note 10 to our Consolidated Financial Statements included in this Form 10-K.

(3)	See Note 15 to our Consolidated Financial Statements included in this Form 10-K.

(4)
We have not included in the contractual obligations table approximately $1.4 million for uncertain tax positions we have taken on a tax return. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the amount or period of cash settlement, if any, with the respective taxing authorities. These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Off-Balance Sheet Arrangements
The Company has no significant Off-Balance Sheet Arrangements.

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
Critical Accounting Policies and Estimates
Our significant accounting policies are presented in Note 2 to our Consolidated Financial Statements included in this Form 10-K. Of our significant accounting policies, we believe the following involve a higher degree of risk, judgment and/or complexity. These policies involve estimations of the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations or financial condition. Changes in the estimates and judgments could significantly affect our results of operations, financial condition and cash flows in future years.
Impairment of Long-Lived Assets.  We evaluate property and equipment for impairment during the fourth quarter of each year or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated restaurants, we perform our annual impairment evaluation on an individual restaurant basis. We evaluate restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment. We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows for the expected remaining useful life of the unit, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the restaurant and actual results at comparable restaurants. The carrying values of restaurant assets that are not considered recoverable are written down to their estimated fair market value, which we generally measure by discounting estimated future cash flows. We performed our annual evaluation of property and equivalent during the fourth quarter 2013 and determined that no impairment was indicated.
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
During the fourth quarter of fiscal year 2013, we performed our annual assessment of recoverability of goodwill and trademarks and determined that no impairment was indicated. Our Company-operated restaurants segment has goodwill of $2.2 million as of the end of 2013. The assumptions used in determining fair value for this reporting unit are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. While our operating assumptions reflect what we believe are reasonable and achievable growth rates, failure to realize these growth rates could result in future impairment of the recorded goodwill. If we believe the risks inherent in the business increase, the resulting change in the discount rate could also result in future impairment of the recorded goodwill.
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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We carried a valuation allowance on our deferred tax assets of $6.3 million at December 29, 2013 and $5.9 million at December 30, 2012, based on our view that it is more likely than not that we will not be able to take a tax benefit for certain state operating loss carryforwards which continue to expire.
The Company recognizes the benefit of positions taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the interim period in which the change occurs. At December 29, 2013 , we had approximately $1.4 million of unrecognized tax benefits, $0.2 million of which, if recognized, would affect the effective tax rate. At December 29, 2013, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.
See Note 18 to the Consolidated Financial Statements included in this Form 10-K for a further discussion of our income taxes.
Stock-Based Compensation Expense The Company measures and recognizes stock-based compensation expense at fair value for all share-based payments, including stock options, restricted stock awards and restricted share units. The fair value of stock options with only service conditions are estimated using a Black-Scholes option-pricing model. The fair value of stock options with service and market conditions are valued utilizing a Monte Carlo simulation embedded in a lattice model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. Our option pricing models require various highly subjective and judgmental assumptions including risk-free interest rates, expected volatility of our stock price, expected forfeiture rates, expected dividend yield and expected term. If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Our specific weighted average assumptions used to estimate the fair value of stock-based employee compensation are set forth in Note 13 to the Consolidated Financial Statements included in this Form 10-K.

Accounting Standards Adopted in 2013
In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. The guidance allows an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance was effective for the Company in the first quarter of fiscal 2013. The measurement provisions of this guidance did not impact our financial statements and all necessary disclosures have been complied with in this Form 10-K.
Effective December 31, 2012, the Company adopted Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The updated standard requires the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). We are required to present either on the face of the statement where net income is presented or in the notes to the financial statements significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income. All necessary disclosures have been complied with in this Form 10-K.
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
Adjusted Earnings Per Diluted Share: Calculation and Definition
The Company defines adjusted net income for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

i.	other expense (income), net, as follows:

•	Fiscal 2013 includes $0.4 million loss on disposal of property and equipment partially offset by $0.1 million in net gain on sale of assets;

•
Fiscal 2012 includes $0.9 million in gains on sale of real estate assets to franchisees partially offset by $0.3 million loss on disposals of property and equipment and $0.1 million of hurricane-related expenses, net;

ii.	for fiscal 2013, $0.4 million in interest expense from the retirement of the 2010 Credit Facility;

iii.	for fiscal 2012, $0.5 million in legal fees related to licensing arrangements; and

iv.	the tax effect of these adjustments at the effective statutory rates.

Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for fiscal years 2013 and 2012, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations:

(in millions, except per share data)	Fiscal 2013	Fiscal 2012
Net income	$34.1	$30.4
Other expense (income), net	0.3	(0.5)
Interest expense associated with 2010 credit facility retirement	0.4	—
Legal fees related to licensing arrangements	—	0.5
Tax effect	(0.3)	—
Adjusted net income	$34.5	$30.4
Adjusted earnings per diluted share	$1.43	$1.24
Weighted average diluted shares outstanding	24.1	24.5
Operating EBITDA: Calculation and Definition
The Company defines Operating EBITDA as “earnings before interest expense, taxes, depreciation and amortization, other expenses (income), net and legal fees related to licensing arrangements.” The following table reconciles on a historical basis for fiscal years 2013 and 2012, the Company’s Operating EBITDA on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations. Operating EBITDA margin is defined as operating EBITDA divided by total revenues.

(dollars in millions)	Fiscal 2013	Fiscal 2012
Net income	$34.1	$30.4
Interest expense, net	3.7	3.6
Income tax expense	20.4	17.3
Depreciation and amortization	6.7	4.6
Other expenses (income), net	0.3	(0.5)
Legal fees related to licensing arrangements	—	0.5
Operating EBITDA	$65.2	$55.9
Total Revenues	$206.0	$178.8
Operating EBITDA margin	31.7%	31.3%
Company-Operated Restaurant Operating Profit: Calculation and Definition
The Company defines company-operated restaurant operating profit as sales by company-operated restaurants minus restaurant food, beverages and packaging minus restaurant employee, occupancy and other expenses. The following table reconciles on a historical basis for fiscal years 2013, 2012 and 2011, the Company’s company-operated restaurant operating profit to the line item on its consolidated statement of operations entitled sales by company-operated restaurants, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations. Company-operated restaurant operating profit margin is defined as company-operated restaurant operating profit divided by sales by company-operated restaurants.

(dollars in millions)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Sales by company-operated restaurants	$78.7	$64.0	$54.6
Restaurant food, beverages and packaging	(26.1)	(21.7)	(18.3)
Restaurant employee, occupancy and other expenses	(37.9)	(31.2)	(26.1)
Company-operated restaurant operating profit	$14.7	$11.1	$10.2
Company-operated restaurant operating profit margin	18.7%	17.3%	18.7%

Free Cash Flow: Calculation and Definition
The Company defines free cash flow as net income plus depreciation and amortization plus stock-based compensation expense minus maintenance capital expenditures which includes: for fiscal 2013, $2.2 million in company-operated restaurant reimages, $0.9 million of information technology hardware and software and $1.1 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment, and for fiscal 2012 $0.6 million in company-operated restaurant reimages, $1.1 million of information technology hardware and software and $1.5 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities. In 2013, maintenance capital expenditures exclude $13.8 million related to the acquired restaurants in Minnesota and California and $15.3 million for the construction of new company-operated restaurants. In 2012, maintenance capital expenditures exclude $16.9 million related to the acquired restaurants in Minnesota and California and $7.2 million for the construction of new company-operated restaurants.
The following table reconciles on a historical basis for fiscal years 2013 and 2012, the Company’s free cash flow on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations.

(dollars in millions)	Fiscal 2013	Fiscal 2012
Net income	$34.1	$30.4
Depreciation and amortization	6.7	4.6
Stock-based compensation expense	5.4	4.9
Maintenance capital expenditures	(4.2)	(3.2)
Free cash flow	$42.0	$36.7

Forward-Looking Statements
Forward-Looking Statement: Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this Annual Report on Form 10-K include discussions regarding the Company’s planned implementation of its strategic plan, expectations regarding future growth, planned share repurchases, projections and expectations regarding same-store sales for fiscal 2014 and beyond, the Company’s ability to improve restaurant level margins, guidance for new restaurant openings and closures, effective income tax rate, and the Company’s anticipated 2014 and long-term performance, including projections regarding general and administrative expenses, net earnings per diluted share, operating profit, operating EBITDA and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our credit facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our credit facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in this Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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
In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for certain commodities including corn, soy, and wheat which impact the price of poultry and other food costs. Current commodity coverage is approximately100% of Q1 needs at levels equal to or slightly lower than in Q4 2013.
Foreign Currency Exchange Rate Risk.  We are exposed to foreign currency exchange risk from the potential changes in foreign currency rates that directly impact our royalty revenues and cash flows from our international franchise operations. In 2013, franchise revenues from these foreign currency based operations represented approximately 7.8% of our total franchise revenues. For each of 2013, 2012 and, foreign-sourced revenues represented approximately 6.4%, 6.9% and 7.5%, of our total revenues, respectively. All other things being equal, for the fiscal year ended December 29, 2013, operating profit would have decreased by approximately $0.8 million if all foreign currencies had uniformly weakened 10% relative to the U.S. Dollar.
As of December 29, 2013, approximately $1.3 million of our accounts receivable were denominated in foreign currencies. During 2013 the net loss from the exchange rate was insignificant. Our international franchised operations are in 28 foreign countries with approximately 50% or our revenues from international royalties originating from restaurants in Korea, Canada and Turkey.
Interest Rate Risk.  Our net exposure to interest rate risk consists of our borrowings under our 2013 Credit Facility, as amended and restated. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating interest rates. As of December 29, 2013, the balances outstanding under our 2013 Credit Facility, totaled $63.0 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2013 Credit Facility would be approximately $0.6 million.
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements can be found beginning on Page 40 of this Annual Report, and the relevant portions of those statements and the accompanying notes are hereby incorporated by reference into this Item 8.

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
(b)  Our Evaluation of the Company’s Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 29, 2013, as required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).
Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2013 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management concluded that as of December 29, 2013, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers, LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 29, 2013. This report can be found on Page 40 of this Annual Report.
(d)  Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.  OTHER INFORMATION
None.

PART III.
Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 will be included in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference. Biographical information on our executive officers is contained in Item 4A of this Annual Report on Form 10-K and is incorporated herein by reference.
We have adopted an Honor Code that applies to our directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Honor Code is available on our website at www.investor.popeyes.com. Copies will be furnished upon request. You may mail your requests to the following address: Attn: Office of General Counsel, 400 Perimeter Center Terrace, Suite 1000, Atlanta GA, 30346. If we make any amendments to the Honor Code other than technical, administrative, or other non-substantive amendments, or grant any waivers from the Honor Code, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.
Item 11.  EXECUTIVE COMPENSATION
Information regarding executive compensation required by this Item 11 will be included in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 will be included in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence required by this Item 13 will be included in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP. Information regarding principal accountant fees and services required by this Item 14 will be included in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

PART IV.
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Financial Statements
The following consolidated financial statements appear beginning on Page 40 of the report:
We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.
(b)  Exhibits

Exhibit Number	Description

2.1(z)
Asset Purchase Agreement among Popeyes Louisiana Kitchen, Inc. (the “Company”) (f/k/a AFC Enterprises, Inc.) and Wagstaff Management Corporation, Wagstaff Minnesota, Inc., Wagstaff Properties Minnesota, LLC, D&D Property Investments, LLC, Wagstaff Properties, LLC, and D&D Food Management, Inc., dated October 11, 2012. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

3.1(c)	Articles of Incorporation of the Company, as amended, dated June 24, 2002.

3.1(j)	Articles of Amendment of Articles of Incorporation of the Company, dated January 17, 2014.

3.2(u)	Amended and Restated Bylaws of the Company, as amended effective April 11, 2008.

3.2(j)	Amendment No. 2 to Amended and Restated Bylaws of the Company, dated January 17, 2014.

4.1	Form of the Company’s common stock certificate.

10.1(e)	Form of Popeyes Development Agreement, as amended.

10.2(e)	Form of Popeyes Franchise Agreement.

10.3(a)
Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date.

10.4(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

10.5(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

10.6(d)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc. as amended through November 29, 2009.

10.7(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.

10.8(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.

Exhibit Number	Description
10.9(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.

10.10(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.

10.11(m)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and the Company

10.12(a)	1992 Stock Option Plan of the Company, effective as of November 5, 1992, as amended to date.*

10.13(a)	1996 Nonqualified Performance Stock Option Plan - Executive of the Company, effective as of April 11, 1996.*

10.14(a)	1996 Nonqualified Performance Stock Option Plan - General of the Company, effective as of April 11, 1996.*

10.15(a)	1996 Nonqualified Stock Option Plan of AFC Enterprises, Inc. effective as of April 11, 1996.*

10.16(a)	Form of Nonqualified Stock Option Agreement - General between the Company and stock option participants.*

10.17(a)	Form of Nonqualified Stock Option Agreement - Executive between the Company and certain key executives.*

10.18(a)	1996 Employee Stock Bonus Plan - Executive of the Company effective as of April 11, 1996.*

10.19(a)	1996 Employee Stock Bonus Plan - General of the Company effective as of April 11, 1996.*

10.20(a)	Form of Stock Bonus Agreement - Executive between the Company and certain executive officers.*

10.21(a)	Form of Stock Bonus Agreement - General between the Company and certain executive officers.*

10.22(a)	Form of Secured Promissory Note issued by certain members of management.*

10.23(a)	Form of Stock Pledge Agreement between the Company and certain members of management.*

10.24(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and the Company dated May 29, 1997.

10.25(a)	Indemnification Agreement dated April 11, 1996 by and between the Company and John M. Roth.*

10.26(a)	Indemnification Agreement dated May 1, 1996 by and between the Company and Kelvin J. Pennington.*

10.27(a)	Indemnification Agreement dated April 11, 1996 by and between the Company and Frank J. Belatti.*

10.28(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*

10.29(f)	Indemnification Agreement dated May 16, 2001 by and between the Company and Victor Arias Jr.*

10.30(f)	Indemnification Agreement dated May 16, 2001 by and between the Company and Carolyn Hogan Byrd.*

10.31(f)	Indemnification Agreement dated August 9, 2001 by and between the Company and R. William Ide, III.*

10.32(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*

10.33(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*

10.34(d)	AFC Enterprises, Inc. Annual Executive Bonus Program.*

10.35(h)	Royalty and Supply Agreement dated July 15, 2010 between the Company and Diversified Seasoning, Inc. †

10.36(o)	Indemnity Agreement dated October 14, 2004 by and between the Company and Supply Management Services, Inc.

10.37(o)	Indemnity Agreement dated February 5, 2004 by and between the Company, Cajun Operating Company and Supply Management Services, Inc.

Exhibit Number	Description
10.38(v)
Credit Agreement, dated as of December 18, 2013, by and among the Company, the guarantor named therein, the lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender.

10.39(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.

10.40(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan - General.*

10.41(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.*

10.42(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan - Executive.*

10.43(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.*

10.44(i)	Indemnification Agreement between the Company and Peter Starrett dated December 1, 2000.

10.45(p)	Indemnification Agreement dated November 28, 2006 by and between the Company and John M. Cranor, III.*

10.46(p)	Indemnification Agreement dated November 28, 2006 by and between the Company and Cheryl A. Bachelder.*

10.47(q)	Popeyes Chicken and Biscuits 2006 Bonus Plan.*

10.48(q)	Employment Agreement dated as of March 14, 2007 between the Company and James W. Lyons.*

10.49(q)	Employment Agreement dated as of March 14, 2007 between the Company and Robert Calderin.*

10.50(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (time-based vesting).*

10.51(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (performance-based vesting).*

10.52(s)	Employment Agreement dated as of October 9, 2007 between the Company and Cheryl A. Bachelder.

10.53(l)	Accelerated Stock Repurchase Agreement by and between the Company and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch dated March 12, 2008.

10.54(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Harold M. Cohen.

10.55(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Henry Hope, III.

10.56(b)	Employment Agreement effective as of February 4, 2008 between the Company and Richard Lynch.*

10.57(w)	Employment Agreement effective as of April 20, 2009 between the Company and Ralph Bower.*

10.58(k)	Indemnification Agreement by and between the Company and Krishnan Anand dated November 2, 2010.*

10.59(x)	Employment Agreement by and between the Company and Andrew Skehan, dated August 17, 2011.

10.60(y)	First Amendment to the AFC Enterprises, Inc. 2006 Incentive Stock Plan.

10.61(aa)	Promotion Letter Agreement among the Company and Ralph Bower.*

10.62(bb)	Form of Performance-Based Restricted Stock Unit Grant Certificate.*

Exhibit Number	Description
10.63(cc)	Indemnification Agreement by and between the Company and Martyn R. Redgrave, dated October 9, 2013.*
10.64(n)	Indemnification Agreement by and between the Company and Joel K. Manby, dated September 5, 2013.*

11.1**	Statement regarding computation of per share earnings.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 19 to our Consolidated Financial Statements in this Annual Report.

(a)	Filed as an exhibit to the Registration Statement of the Company on Form S-4/A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(b)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 28, 2008 on March 11, 2009 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 18, 2010 on May 26, 2010 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of the Company on Form S-1/A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of the Company on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of the Company on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended July 11, 2010 on August 18, 2010 and incorporated by reference herein.

(i)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 17, 2005, on May 27, 2005, and incorporated by reference herein.

(j)	Filed as an Exhibit to the Form 8-K of the Company filed on January 21, 2014 and incorporated by reference herein.

(k)	Filed as an exhibit to the Form 8-K of the Company filed on November 3, 2010 and incorporated by reference herein.

(l)	Filed as an exhibit to the Form 8-K of the Company filed on March 13, 2008 and incorporated by reference herein

(m)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 28, 2003, on March 29, 2004 and incorporated by reference herein.

(n)	Filed as an exhibit to the Form 8K of the Company filed on September 6, 2013 and incorporated by reference herein.

(o)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 26, 2004 on March 28, 2005 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 8-K of the Company filed November 29, 2006 and incorporated by reference herein.

(q)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 2006 and incorporated by reference herein.

(r)	Filed as an exhibit to the Form 8-K of the Company filed November 7, 2007 and incorporated by reference herein.

(s)	Filed as an exhibit to the Form 8-K of the Company filed October 12, 2007 and incorporated by reference herein.

(t)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended October 5, 2008 on November 12, 2008 and incorporated by reference herein.

(u)	Filed an exhibit to the Form 8-K of the Company filed on April 16, 2008 and incorporated by reference herein.

(v)	Filed as an Exhibit to the Form 8-K of the Company filed on December 20, 2013 and incorporated by reference herein.

(w)	Filed as an Exhibit to the Form 8-K of the Company filed on April 21, 2009 and incorporated by reference herein.

(x)	Filed as an Exhibit to the Form 8-K of the Company filed on August 19, 2011 and incorporated by reference herein.

(y)	Filed as an Exhibit to the Proxy Statement and Notice of 2011 Annual Shareholders Meeting of the Company on April 20, 2011 and incorporated by reference herein.

(z)	Filed as Exhibit 2.1 to the Form 8-K of the Company filed on October 16, 2012 and incorporated by reference herein.

(aa)	Filed as Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended April 15, 2012 and incorporated by reference herein.

(bb)	Filed as Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended April 15, 2012 and incorporated by reference herein.

(cc)	Filed as an Exhibit to the Form 8-K of the Company filed on October 10, 2013 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2014.

POPEYES LOUISIANA KITCHEN, INC.

By:	/s/ CHERYL A. BACHELDER
Cheryl A. Bachelder
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ CHERYL A. BACHELDER	Chief Executive Officer (Principal Executive Officer)
Cheryl A. Bachelder		February 26, 2014

/s/ H. MELVILLE HOPE, III	Chief Financial Officer (Principal Financial and Accounting Officer)
H. Melville Hope, III		February 26, 2014

/s/ JOHN M. CRANOR, III	Director, Chairman of the Board
John M. Cranor, III		February 26, 2014

/s/ KRISHNAN ANAND	Director
Krishnan Anand		February 26, 2014

/s/ VICTOR ARIAS, JR.	Director
Victor Arias, Jr.		February 26, 2014

/s/ CAROLYN H. BYRD	Director
Carolyn H. Byrd		February 26, 2014

/s/ R. WILLIAM IDE, III	Director
R. William Ide, III		February 26, 2014

/s/ JOEL K. MANBY	Director
Joel K. Manby		February 26, 2014

/s/ KELVIN J, PENNINGTON	Director
Kelvin J. Pennington		February 26, 2014

/s/ MARTYN R. REDGRAVE	Director
Martyn R. Redgrave		February 26, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Popeyes Louisiana Kitchen, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Popeyes Louisiana Kitchen, Inc. and its subsidiaries at December 29, 2013, and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Atlanta, GA
February 26, 2014

Popeyes Louisiana Kitchen, Inc.
Consolidated Balance Sheets
As of December 29, 2013, and December 30, 2012
(In millions, except share data)

	2013	2012
Current assets:
Cash and cash equivalents	$9.6	$17.0
Accounts and current notes receivable, net	8.9	7.3
Other current assets	9.8	4.2
Advertising cooperative assets, restricted	27.8	25.7
Total current assets	56.1	54.2
Long-term assets:
Property and equipment, net	77.6	51.3
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	53.4	53.9
Other long-term assets, net	2.3	1.9
Total long-term assets	144.4	118.2
Total assets	$200.5	$172.4
Current liabilities:
Accounts payable	$8.5	$7.6
Other current liabilities	8.1	5.9
Current debt maturities	0.3	6.0
Advertising cooperative liabilities	27.8	25.7
Total current liabilities	44.7	45.2
Long-term liabilities:
Long-term debt	66.9	66.8
Deferred credits and other long-term liabilities	30.1	26.2
Total long-term liabilities	97.0	93.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 23,784,041 and 23,907,428 shares issued and outstanding at the end of fiscal years 2013 and 2012, respectively)	0.2	0.2
Capital in excess of par value	77.9	87.6
Accumulated deficit	(18.7)	(52.8)
Accumulated other comprehensive loss	(0.6)	(0.8)
Total shareholders’ equity	58.8	34.2
Total liabilities and shareholders’ equity	$200.5	$172.4
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Operations
For Fiscal Years 2013, 2012, and 2011
(In millions, except per share data)

	2013	2012	2011
Revenues:
Sales by company-operated restaurants	$78.7	$64.0	$54.6
Franchise royalties and fees	121.9	110.5	95.0
Rent from franchised restaurants	5.4	4.3	4.2
Total revenues	206.0	178.8	153.8
Expenses:
Restaurant food, beverages and packaging	26.1	21.7	18.3
Restaurant employee, occupancy and other expenses	37.9	31.2	26.1
General and administrative expenses	73.4	67.6	61.3
Occupancy expenses - franchise restaurants	3.4	2.9	2.7
Depreciation and amortization	6.7	4.6	4.2
Other expenses (income), net	0.3	(0.5)	0.5
Total expenses	147.8	127.5	113.1
Operating profit	58.2	51.3	40.7
Interest expense, net	3.7	3.6	3.7
Income before income taxes	54.5	47.7	37.0
Income tax expense	20.4	17.3	12.8
Net income	$34.1	$30.4	$24.2

Earnings per common share, basic:	$1.44	$1.27	$0.99
Earnings per common share, diluted:	$1.41	$1.24	$0.97

Weighted-average shares outstanding:
Basic	23.6	23.9	24.5
Diluted	24.1	24.5	25.0
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Comprehensive Income
For Fiscal Years 2013, 2012, and 2011
(In millions)

	2013	2012	2011
Net income	$34.1	$30.4	$24.2
Other comprehensive income
Net change in fair value of cash flow hedge	0.4	—	(1.3)
Reclassification adjustments for derivative losses included in earnings	—	—	0.1
Other comprehensive income (loss), before income tax	0.4	—	(1.2)
Income tax on other comprehensive income	(0.2)	—	0.5
Other comprehensive income (loss), net of income taxes	0.2	—	(0.7)
Comprehensive income	$34.3	$30.4	$23.5

The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For Fiscal Years 2013, 2012, and 2011
(Dollars in millions)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total
	Number of Shares	Amount
Balance at December 26, 2010	25,685,705	$0.3	$116.4	$(107.4)	$(0.1)	$9.2
Net income	—	—	—	24.2	—	24.2
Other comprehensive income, net of tax	—	—	—	—	(0.7)	(0.7)
Repurchases and retirement of shares	(1,465,436)	(0.1)	(22.2)	—	—	(22.3)
Excess tax benefit from stock-based compensation	—	—	0.1	—	—	0.1
Issuance of common stock under stock option plans	59,407	—	0.6	—	—	0.6
Issuance of restricted stock awards, net of forfeitures	103,598	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	2.9	—	—	2.9
Balance at December 25, 2011	24,383,274	$0.2	$97.6	$(83.2)	$(0.8)	$13.8
Net income	—	—	—	30.4	—	30.4
Other comprehensive income, net of tax	—	—	—	—	—	—
Repurchases and retirement of shares	(741,228)	—	(15.2)	—	—	(15.2)
Excess tax benefit from stock-based compensation	—	—	0.4	—	—	0.4
Issuance of common stock under stock option plans	108,935	—	1.3	—	—	1.3
Issuance of restricted stock awards, net of forfeitures	156,447	—	(1.4)	—	—	(1.4)
Stock-based compensation expense	—	—	4.9	—	—	4.9
Balance at December 30, 2012	23,907,428	$0.2	$87.6	$(52.8)	$(0.8)	$34.2
Net income	—	—	—	34.1	—	34.1
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Repurchases and retirement of shares	(504,295)	—	(19.9)	—	—	(19.9)
Excess tax benefit from stock-based compensation	—	—	3.4	—	—	3.4
Issuance of common stock under stock option plans	322,804	—	3.6	—	—	3.6
Issuance of restricted stock awards, net of forfeitures	58,104	—	(2.2)	—	—	(2.2)
Stock-based compensation expense	—	—	5.4	—	—	5.4
Balance at December 29, 2013	23,784,041	$0.2	$77.9	$(18.7)	$(0.6)	$58.8
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Cash Flows
For Fiscal Years 2013, 2012, and 2011
(In millions)

	2013	2012	2011
Cash flows provided by (used in) operating activities:
Net income	$34.1	$30.4	$24.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6.7	4.6	4.2
Disposals of property and equipment	0.4	0.3	0.5
Net gain on sale of assets	(0.1)	(0.9)	(0.8)
Deferred income taxes	4.5	2.2	1.3
Non-cash interest expense, net	0.8	0.4	0.5
Provision for credit recoveries	(0.7)	(0.1)	(0.3)
Excess tax benefit from share-based payment arrangements	(3.4)	(0.4)	(0.1)
Stock-based compensation expense	5.4	4.9	2.9
Change in operating assets and liabilities:
Accounts receivable	(1.6)	(0.2)	(1.4)
Other operating assets	(2.3)	0.8	(0.2)
Accounts payable and other operating liabilities	1.0	(1.8)	1.3
Net cash provided by operating activities	44.8	40.2	32.1
Cash flows provided by (used in) investing activities:
Capital expenditures	(33.3)	(27.3)	(7.6)
Proceeds from dispositions of property and equipment	0.6	0.4	0.7
Capitalized interest	(0.2)	—	—
Investment in trademark	—	(8.0)	—
Proceeds from notes receivable and other investing activities	—	—	0.3
Net cash used in investing activities	(32.9)	(34.9)	(6.6)
Cash flows provided by (used in) financing activities:
Principal payments — 2010 credit facility (revolver)	(37.0)	—	—
Principal payments — 2010 credit facility (term loan)	(31.3)	(5.0)	(3.8)
Borrowings under 2013 credit facility (revolver)	63.0	—	—
Borrowings under 2010 revolving credit facility	—	13.0	2.0
Excess tax benefits from share-based payment arrangements	3.4	0.4	0.1
Share repurchases	(19.9)	(15.2)	(22.3)
Proceeds from exercise of employee stock options	3.6	1.3	0.6
Debt issuance costs	(0.7)	—	—
Other financing activities, net	(0.4)	(0.4)	(0.4)
Net cash used in financing activities	(19.3)	(5.9)	(23.8)
Net increase (decrease) in cash and cash equivalents	(7.4)	(0.6)	1.7
Cash and cash equivalents at beginning of year	17.0	17.6	15.9
Cash and cash equivalents at end of year	$9.6	$17.0	$17.6
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011
Note 1 — Description of Business
Popeyes Louisiana Kitchen, Inc. (“Popeyes” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen in 47 states, the District of Columbia, three territories, and 28 foreign countries.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
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
Fiscal Year.  The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The 2013 and 2011 fiscal years both consisted of 52 weeks. Fiscal year 2012 consisted of 53 weeks.
Cash and Cash Equivalents. The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. Bank overdrafts were insignificant for both fiscal years 2013 and 2012.
Supplemental Cash Flow Information.

(in millions)	2013	2012	2011
Interest paid	$3.1	$2.9	$2.4
Corporate office lease tenant improvement allowances and incentives	—	—	(3.0)
Property acquired under capital lease obligation	—	1.0	—
Income taxes paid, net	16.2	12.5	10.6
Accounts Receivable, Net.  At December 29, 2013 and December 30, 2012, accounts receivable, net were $8.8 million and $7.3 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, and rents, and various miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. The Company reserves a franchisee’s receivable balance based upon the age of the receivable and consideration of other factors and events. During 2013, 2012, and 2011, changes in the allowance for doubtful accounts were as follows:

(in millions)	2013	2012	2011
Balance, beginning of year	$0.2	$0.6	$1.2
Provisions for credit (recoveries) losses	—	(0.1)	(0.3)
Write-offs	(0.1)	(0.3)	(0.3)
Balance, end of year	$0.1	$0.2	$0.6

Notes Receivable, Net.  Notes receivable consist of notes from franchisees to finance certain past due franchise revenues and rents. The notes receivable balance is stated net of an allowance for uncollectible amounts which is evaluated each reporting period on a note-by-note basis. At December 29, 2013, notes receivable, net, were approximately $0.7 million, of which $0.1 million were current. At December 30, 2012, all notes receivable were fully reserved. The balance in the allowance account at December 29, 2013 and December 30, 2012, was approximately $0.1 million and $0.9 million, respectively.
Inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist principally of food, beverage items, paper and supplies. At December 29, 2013 and December 30, 2012, inventory of $0.5 million was included as a component of “Other current assets.”

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation.
Provisions for depreciation are made using the straight-line method over an asset’s estimated useful life: 7 to 35 years for buildings; 5 to 15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3 to 20 years). During 2013, 2012, and 2011, depreciation expense was approximately $6.2 million, $4.0 million, and $3.7 million, respectively.
The Company capitalizes interest on external costs in connection with the construction of new restaurants. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest expense of $0.2 million was capitalized in 2013. No interest was incurred for such purposes in 2012 and 2011.
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
The Company evaluates goodwill and trademarks for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. The impairment evaluation for goodwill includes a comparison of the fair value of each of the Company’s reporting units with their carrying value. The Company’s reporting units are its business segments. Goodwill is allocated to each reporting unit for purposes of this analysis. Goodwill associated with bankruptcy reorganization value is assigned to reporting units using a relative fair value approach. Goodwill associated with a business combination is allocated to the reporting unit or a component of the reporting unit expected to benefit from the synergies of the combination. The fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using a discounted cash flow model. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If a reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company follows a similar analysis for the evaluation of trademarks, but that analysis is performed on a consolidated basis. During 2013, 2012, and 2011, there was no impairment of goodwill or trademarks identified during the Company’s annual impairment testing.
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

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

Level 1	Inputs based upon quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.
Debt Issuance Costs.  Costs incurred to secure new debt facilities are capitalized and then amortized utilizing a method that approximates the effective interest method for term loans and the straight-line method for revolving credit facilities. Absent a basis for cost deferral, debt amendment fees are expensed as incurred. In the Company’s Consolidated Statements of Operations, the amortization of debt issuance costs, any write-off of debt issuance costs when a debt facility is modified or prematurely paid off, and debt amendment fees are included as a component of “Interest expense, net". During 2013, the Company wrote off $0.4 million due to the retirement of the 2010 Credit Facility.
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
The Company’s contributions to the advertising cooperative based on company-operated restaurant sales are reflected in the Company’s Consolidated Statements of Operations as a component of “Restaurant employee, occupancy and other expenses.” Additional contributions to the advertising cooperative for national media advertising and other marketing related costs are expensed as a component of “General and administrative expenses.” During 2013, 2012, and 2011, the Company’s advertising costs were approximately $2.9 million, $2.3 million, and $2.4 million, respectively.
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
As of December 29, 2013, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements settled in cash. Unrealized derivative gains or losses on terminated swap agreements are amortized as interest expense over the remaining term of the original swap agreement. The Company expects approximately $0.7 million of net pre-tax derivative losses included in accumulated other comprehensive income at December 29, 2013 will be reclassified into earnings within the next twelve months. As of December 30, 2012, accumulated other comprehensive loss consisted of net unrealized loss on interest rate swap agreements. See Note 9 for further discussion of the Company’s interest rate swap agreements.
Revenue Recognition — Sales by Company-Operated Restaurants.  Revenues from the sale of food and beverage products are recognized on a cash basis. The Company presents sales net of sales tax and other sales related taxes.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

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
Rent from Franchised Restaurants.  Rent from franchised restaurants is composed of rental income associated with properties leased or subleased to franchisees. Our typical restaurant leases to franchisees are triple net to the franchisee, requiring them to pay minimum rent or percentage rent based on sales in excess of specified amounts or both minimum rent and percentage rent plus real estate taxes, maintenance costs and insurance premiums. These leases are typically cross-defaulted with the corresponding franchise agreement for the restaurant. Minimum rents are recognized on the straight-line basis over the lease term. Percentage rents based on sales are recognized as earned.
Cash Consideration from Vendors.  The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its advertising fund from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants. For Company-operated restaurants, these incentives are recognized as earned throughout the year and are classified as a reduction of “Restaurant food, beverages and packaging” in the Consolidated Statements of Operations. The incentives recognized by company-operated restaurants were approximately $1.1 million, $0.6 million, and $0.6 million, in 2013, 2012, and 2011, respectively. Rebates earned and contributed to the cooperative advertising fund are excluded from the Company’s Consolidated Statements of Operations.
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
There were no sales of company-operated restaurants in 2013, 2012, or 2011. During 2013, 2012 and 2011, previously deferred gains of approximately $0.1 million, $0.6 million, and $0.3 million, respectively, were recognized in income as a component of “Other expenses (income), net” in the accompanying Consolidated Statements of Operations.
Research and Development.  Research and development costs are expensed as incurred. During 2013, 2012, and 2011, such costs were approximately $2.2 million, $1.8 million, and $2.3 million, respectively.
Foreign Currency Transactions. Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses are included in the accompanying Consolidated Statements of Operations as a component of “General and administrative expenses.” The net foreign currency gains and losses were insignificant in 2013 and 2012. The net foreign currency loss was $0.1 million in 2011.
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

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

See Note 18 for additional information regarding income taxes.
Stock-Based Compensation Expense.  The Company measures and recognizes compensation cost at fair value for all share-based payments, including stock options, restricted share awards and restricted share units. The fair value of stock options with service and market conditions are valued utilizing a Monte Carlo simulation model. The fair value of stock options with only service conditions are estimated using a Black-Scholes option-pricing model. Restricted share awards and restricted share units are valued at the market price of the Company’s shares on the grant date. The fair value of restricted share awards with service and market conditions are valued utilizing a Monte Carlo simulation model. The fair value of stock-based compensation is amortized either on the graded vesting attribution method or on the cliff vesting attribution method depending on the specific award. The Company issues new shares for common stock upon exercise of stock options.
The Company recorded $5.4 million ($3.4 million net of tax), $4.9 million ($3.1 million net of tax), and $2.9 million ($1.9 million net of tax), in total stock-based compensation expense during 2013, 2012, and 2011, respectively.
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
Derivative Financial Instruments.  The Company used interest rate swap agreements to reduce its interest rate risk on its floating rate debt under the terms of its 2010 amended credit facility. The Company recognizes all derivatives on the balance sheet at fair value. At inception and on an on-going basis, the Company assesses whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, changes in the fair value of the derivative are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.
Reclassifications. In the accompanying consolidated financial statements and in these notes, certain prior year amounts have been reclassified to conform with current year's presentation. "Rent from franchised restaurants" and "Occupancy expenses - franchise restaurants" on the Consolidated Statements of Operations were "Rent and other revenues" and "Rent and other occupancy expenses", respectively, in prior years.

Note 3 — Recent Accounting Pronouncements That the Company Has Not Yet Adopted
Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are expected to have an immaterial impact on the financial statements upon adoption.

Note 4 — Other Current Assets

(in millions)	2013	2012
Deferred tax assets	$—	$0.3
Prepaid income taxes	5.2	—
Prepaid expenses and other current assets	4.6	3.9
	$9.8	$4.2

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

Note 5— Property and Equipment, Net

(in millions)	2013	2012
Land	$16.0	$12.1
Buildings and improvements	60.8	43.2
Equipment	33.3	23.3
Properties held for sale and other	0.1	0.7
	110.2	79.3
Less accumulated depreciation and amortization	(32.6)	(28.0)
	$77.6	$51.3
The increase in property and equipment, net in 2013 was primarily due to the construction of new company-operated restaurants and the conversion of the acquired restaurant properties in Minnesota and California.
On November 13, 2012, the Company completed a $13.8 million acquisition of 27 restaurants in Minnesota and California. The restaurants were in the trade image of another quick service restaurant concept. Twenty-six of the acquired restaurants were converted into the Popeyes Louisiana Kitchen image at a cost of approximately $16.1 million. Following the conversion, the restaurants were leased to Popeyes franchisees to operate under our standard franchise agreement. The remaining restaurant property was sold in 2013. The following table summarizes the allocation of the $14.6 million total cost of the acquisition including the $13.8 million purchase price:

Land	$7.5
Building and improvements	6.5
Properties held for sale and other	0.6
Total cost	$14.6
At December 29, 2013 and December 30, 2012, property and equipment, net included capital lease assets with a gross book value of $1.8 million and accumulated amortization of $0.2 million and $0.1 million, respectively.

Note 6 — Trademarks and Other Intangible Assets, Net

(in millions)	2013	2012
Non-amortizable intangible assets:
Trademarks	$50.0	$50.0
Other	0.6	0.6
	50.6	50.6
Amortizable intangible assets:
Re-acquired franchise rights	7.1	7.1
Accumulated amortization	(4.3)	(3.8)
	2.8	3.3
	$53.4	$53.9
Amortization expense was approximately $0.5 million, $0.6 million, and $0.5 million, for 2013, 2012, and 2011, respectively. Estimated amortization expense is expected to be approximately $0.5 million in 2014 through 2017, and $0.4 million in 2018. The remaining weighted average amortization period for these assets is 6 years.

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

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

property rights on a world-wide basis. A one–time $7.0 million payment made to King Features, as well as the associated legal fees of $1.0 million, were recorded as an indefinite-lived intangible asset.

Note 7 — Other Current Liabilities

(in millions)	2013	2012
Accrued wages, bonuses and severances	$6.0	$2.6
Other	2.1	3.3
	$8.1	$5.9

Note 8 — Fair Value Measurements
The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of December 29, 2013 and December 30, 2012:

	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
December 29, 2013
Financial Assets
Cash equivalents	$10.6	$—	$—	$10.6
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$14.9	$—	$—	$14.9
Financial Liabilities
Long term debt and other borrowings	$—	72.2	$—	67.2
Total liabilities at fair value	$—	$72.2	$—	$67.2

	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
December 30, 2012
Financial Assets
Cash equivalents	$16.3	$—	$—	$16.3
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$20.6	$—	$—	$20.6
Financial Liabilities
Interest rate swap agreement (Note 9)	$—	$1.3	$—	$1.3
Long term debt and other borrowings	$—	74.4	$—	72.8
Total liabilities at fair value	$—	$75.7	$—	$74.1

At December 29, 2013 and December 30, 2012, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.
The fair value of the Company’s interest rate swap at December 30, 2012 was based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”). The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

Note 9 — Long-Term Debt and Other Borrowings

(in millions)	2013	2012
2013 Credit Facility:
Revolving credit facility	$63.0	$—
2010 Credit Facility:
Revolving credit facility	—	37.0
Term loan	—	31.3
Capital lease obligations	2.2	2.3
Other notes	2.0	2.2
	67.2	72.8
Less current portion	(0.3)	(6.0)
	$66.9	$66.8
2013 Credit Facility.  On December 18, 2013, the Company entered into a bank credit facility with a group of lenders consisting of a five year $125.0 million dollar revolving credit facility. The Company drew $63.0 million under the revolving credit facility which was used to retire the Company's 2010 Credit Facility.

Outstanding balances accrue interest at a margin of 125 to 250 basis points over the London Interbank Offered Rate (“LIBOR”) or other alternative indices plus an applicable margin as specified in the facility. The commitment fee on the unused balance under the facility ranges from 15 to 40 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the Consolidated Total Leverage Ratio. As of December 29, 2013 and December 30, 2012, the Company’s weighted average interest rates for all outstanding indebtedness under its credit facilities were 1.5% and 3.7% respectively.

Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2013 Credit Facility. As of December 29, 2013, the Company had $0.9 million of outstanding letters of credit. The Company had $61.1 million available for short-term borrowings and letter of credit under its 2013 Credit Facility as of December 29, 2013.
The 2013 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets, excluding real estate. The 2013 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its common stock and enter into certain lease transactions. The 2013 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. At December 29, 2013, the Company was compliant with all debt covenant requirements.
The Company expensed $0.4 million associated with the extinguishment of the 2010 Credit Facility, which is reported as a component of “Interest expense, net.” Additionally, the Company capitalized approximately $0.7 million of fees related to the new facility as debt issuance costs which will be amortized over the remaining life of the facility utilizing the straight-line method for the revolving credit facility.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

Future Debt Maturities. At December 29, 2013, aggregate future debt maturities, excluding capital lease obligations, were as follows:

(in millions)
2014	$0.3
2015	0.3
2016	0.3
2017	0.3
2018	63.4
Thereafter	0.4
$65.0
Interest Rate Swap Agreements. Under the 2010 facility, the Company used interest rate swap agreements to fix the interest rate exposure on a portion of its outstanding term loan debt. The Company's interest rate swap agreements limited the interest rate exposure on $30 million of floating rate debt to a fixed rate of 4.79%. The original term of the swap agreements was scheduled to expire March 31, 2015. The interest rate swap agreements were terminated on December 16, 2013.
The following tables summarize the fair value of the Company’s interest rate swap agreements and the effect on the financial statements:
Fair Values of Derivative Instruments

	Derivative Liabilities
(In millions)	Balance Sheet Location	12/29/2013	12/30/2012
Interest rate swap agreements	Deferred credits and other long-term liabilities	$—	$1.3

The Effect of Derivative Instruments on the Statement of Operations

	Amount of Gain (Loss) recognized into AOCI			Amount of Gain (Loss) Reclassified from AOCI to Income
(In millions)	2013	2012	2011		2013	2012	2011
Interest rate swap agreements, net of tax	$0.2	$—	$(0.8)	Interest expense, net	$—	$—	$(0.1)
	$0.2	$—	$(0.8)		$—	$—	$(0.1)
Net interest expense associated with these agreements was approximately $0.5 million, $0.6 million, and $0.7 million in 2013, 2012, and 2011, respectively.

Note 10 — Leases
The Company leases property and equipment associated with its (1) corporate facilities; (2) company-operated restaurants; (3) certain former company-operated restaurants that are now operated by franchisees and the property subleased to the franchisee; and (4) certain former company-operated restaurants that are now subleased to a third party.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

At December 29, 2013, future minimum payments under capital and non-cancelable operating leases were as follows:

(in millions)	Capital Leases	Operating Leases
2014	$0.3	$7.0
2015	0.3	6.8
2016	0.2	6.5
2017	0.2	6.3
2018	0.2	5.7
Thereafter	4.9	86.5
Future minimum lease payments	6.1	118.8
Less amounts representing interest	3.9	—
	$2.2	$118.8
During 2013, 2012, and 2011, rental expense was approximately $6.0 million, $5.9 million, and $5.9 million, respectively, including contingent rentals of $0.2 million, and $0.2 million in 2012 and 2011, respectively. There were no significant contingent rental expense in 2013. At December 29, 2013, the implicit rate of interest on capital leases ranged from 8.1% to 16.0%.
The Company leases certain restaurant properties and subleases other restaurant properties to franchisees. At December 29, 2013, the aggregate gross book value and net book value of owned properties that were leased to franchisees was approximately $30.0 million and $28.6 million, respectively. During 2013, 2012, and 2011, rental income from these leases and subleases was approximately $5.4 million, $4.3 million, and $4.1 million, respectively. At December 29, 2013, future minimum rental income associated with these leases and subleases, are approximately $2.8 million in 2014, $2.6 million in 2015, $2.3 million in 2016, $2.0 million in 2017, $1.7 million in 2018, and $4.7 million thereafter.

Note 11 — Deferred Credits and Other Long-Term Liabilities

(in millions)	2013	2012
Deferred franchise revenues	$3.5	$2.4
Deferred gains on unit conversions	1.0	1.1
Deferred rentals	7.4	7.0
Above-market rent obligations	2.6	2.7
Deferred income taxes	13.6	9.3
Other long-term liabilities	2.0	3.7
	$30.1	$26.2

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

Note 12 — Common Stock
Share Repurchase Program. The Company’s Board of Directors has approved a share repurchase program. On February 13, 2013 the Board of Directors approved an additional $50.0 million for the share repurchase program. During 2013, 2012 and 2011, we repurchased and retired 504,295 shares, 741,228 shares and 1,465,436 shares of common stock for approximately $19.9 million, $15.2 million and $22.3 million, respectively.
The remaining value of shares that may be repurchased under the program was $31.5 million. Pursuant to the terms of the Company’s 2013 Credit Facility, the Company may repurchase its common stock when the Total Leverage Ratio is less than 3.00 to 1.0. Total Leverage Ratio, as defined in the 2013 Credit Facility, is the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. The Total Leverage Ratio at December 29, 2013 is 0.97 to 1.0.
Dividends. During 2013, 2012 and 2011, the Company paid no dividends.
Note 13 — Stock Option Plans
The 2002 Incentive Stock Plan. In February 2002, the Company created the 2002 Incentive Stock Plan. This plan authorized the issuance of 4.5 million shares of the Company’s common stock. All grants have been at prices which approximate the fair market value of the Company’s common stock at the date of grant. The options currently granted and outstanding as of December 29, 2013 allow certain employees and directors of the Company to purchase approximately 1,000 shares of common stock. If not exercised, the options expire in 2015. As of May 25, 2006, the Company no longer grants options under this plan.
The 2006 Incentive Stock Plan. In May 2006, the Company created the 2006 Incentive Stock Plan. The plan authorizes the issuance of approximately 3.3 million shares of the Company’s common stock. Options and other awards such as restricted stock, stock appreciation rights, stock grants, and stock unit grants under the plan generally may be granted to any of the Company’s employees and non-employee directors. The options currently granted and outstanding as of December 29, 2013 allow certain employees and directors of the Company to purchase approximately 565,000 shares of common stock. The options vest over three years on a graded basis. If not exercised, the options under these grants expire seven years from the date of issuance.
A Summary of Stock Option Plan Activity. The table below summarizes the activity within the Company’s stock option plans for the 52 week period ended December 29, 2013.

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Stock options:
Outstanding at beginning of year	808	$12.16
Granted options	66	34.80
Exercised options	(290)	12.51
Canceled and expired options	(18)	12.75
Outstanding at end of year	566	$14.58	3.5	$13.2
Exercisable at end of year	399	$10.89	2.7	$10.8
Shares available for future grants under the plans at end of year	1,201
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2013 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
The Company recognized approximately $0.9 million in stock-based compensation expense associated with its stock option grants during 2013, 2012, and 2011, respectively. As of December 29, 2013, there was approximately $0.7 million of total unrecognized compensation costs related to unvested stock options which are expected to be recognized over a weighted average period of approximately 1.4 years. The total fair value at grant date of awards which vested during 2013, 2012, and 2011 was $0.8 million, $1.4 million, and $0.9 million, respectively.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

The weighted average grant date fair value of awards granted during 2013, 2012, and 2011 was $15.11, $7.74, and $8.51, respectively. The total intrinsic value of stock options exercised during 2013, 2012, and 2011 was $7.6 million, $1.1 million and $0.3 million, respectively
During 2013, 2012, and 2011, the fair value of option awards were estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The following weighted average assumptions were used for the grants:

	2013	2012	2011
Risk-free interest rate	0.7%	1.0%	2.9%
Expected dividend yield	—%	—%	—%
Expected term (in years)	4.5	4.5	6
Expected volatility	53.0%	55.3%	56.8%
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
The following table summarizes the non-vested stock option activity for the 52 week period ended December 29, 2013:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested stock options outstanding at beginning of period	236	$7.15
Granted	66	15.11
Vested	(114)	6.89
Expired	(15)	3.18
Unvested stock options outstanding at end of period	173	$10.68
Restricted Share Awards
The Company grants restricted share awards pursuant to the 2006 Incentive Stock Plan. These awards are amortized as expense on a graded vesting basis. The Company recognized approximately $3.9 million, $3.4 million, and $1.6 million, in stock-based compensation expense associated with these awards during 2013, 2012, and 2011, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period.

The following table summarizes the restricted share awards activity for the 52 week period ended December 29, 2013:

(share awards in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested restricted share awards:
Outstanding beginning of year	320	$15.77
Granted	122	$31.77
Vested	(161)	$14.43
Cancelled	(6)	$24.84
Outstanding end of year	275	$23.44
The weighted average grant date fair value of restricted share awards granted during 2012 and 2011 were $16.28 and $15.32, respectively.
As of December 29, 2013, approximately 161,000 of the outstanding restricted share awards are earned subject to the Company meeting three-year cumulative EBITDA goals. EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

A three-year cumulative EBITDA goal is approved by the board of directors at the start of the three-year performance period. Shares are earned based on a sliding scale of performance above and below the performance goal. The sliding scale is anchored by a minimum performance requirement of 95% of three-year cumulative EBITDA. If 95% of the performance goal is not achieved, then no performance shares are earned. If 95% is achieved, then 50% of the targeted shares are earned. If 100% of the performance goal is achieved, then award is paid at target. The maximum performance requirement is 110% of cumulative EBITDA. If maximum performance is achieved, then 200% of the targeted shares are earned. Shares earned by three-year cumulative EBITDA performance will be adjusted based on our three-year total shareholder return (“TSR”) against a broader of group of restaurant companies. Shares earned will be adjusted -10% if TSR performance is in the bottom quartile, and will be adjusted +10% if TSR performance is in the upper quartile. TSR represents stock price appreciation and dividends over the three-year performance period. Earned performance shares vest three years from the date of issuance.
As of December 29, 2013, approximately 86,000 of the outstanding restricted share awards are earned subject to the Company meeting annual EBITDA performance targets. Shares are earned based on a sliding scale of performance above and below the performance goal. The sliding scale is anchored by a minimum performance requirement of 95% of EBITDA. If 95% of the performance goal is not achieved, then no performance shares are earned. If 95% is achieved, then 50% of the targeted shares are earned. If 100% of the performance goal is achieved, then award is paid at target. The maximum performance requirement is 110% of EBITDA. If maximum performance is achieved, then 130% of the targeted shares are earned. Earned performance shares are not vested and paid until the completion of a three year performance period. All of the 86,000 shares are scheduled to vest on April 5, 2014.
As of December 29, 2013, there was approximately $3.3 million of total unrecognized compensation cost related to unvested restricted stock awards which are expected to be recognized over a weighted average period of approximately 1.7 years. The total fair value at grant date of awards which vested during 2013, 2012, and 2011, was $2.3 million, $2.5 million, and $0.4 million, respectively.
Restricted Share Units
The Company grants restricted stock units (RSUs) to members of its board of directors pursuant to the 2006 Incentive Stock Plan. Vested RSUs are convertible into shares of the Company’s common stock on a 1:1basis at such time the director no longer serves on the board of the Company. The Company recognized $0.6 million, $0.6 million, and $0.4 million in stock-based compensation expense associated with these awards during the 2013, 2012, and 2011, respectively. As of December 29, 2013, there was approximately $0.3 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 0.4 years.
The following table summarizes the restricted share unit activity for the 52 week period ended December 29, 2013.

(share awards in thousands)	Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units:
Outstanding beginning of year	210	$12.44
Granted	18	34.42
Vested	(32)	11.98
Outstanding end of year	196	$14.53
No awards vested during 2012 and 2011. The weighted average grant date fair value of restricted share units granted during 2012 and 2011 were $21.02 and $15.90, respectively.
Note 14 — 401(k) Savings Plan
The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 75.0% of their eligible compensation to the Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 5.0% of their eligible compensation. The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.5 million, $0.4 million, and $0.3 million, during 2013, 2012, and 2011, respectively, for its contributions to the Plan.

Note 15 — Commitments and Contingencies
Supply Contracts. Supplies are generally provided to Popeyes franchised and company-operated restaurants, pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative of which the Company is a member. The Company, its franchisees and the owners of Cinnabon bakeries hold membership interests in SMS in proportion to the number of restaurants they own. At December 29, 2013, the Company held one of seven board seats. The operations of SMS are not included in the Consolidated Financial Statements.
The principal raw material for a Popeyes restaurant operation is fresh chicken. Company-operated and franchised restaurants purchase their chicken from suppliers who service PLKI and its franchisees from various plant locations. These costs are significantly impacted by increases in the cost of fresh chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability.
In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, SMS has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, SMS has entered into commodity pricing agreements for the first quarter of 2014 for certain commodities including corn and soy, which impact the price of poultry and other food cost.
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
Formula and Supply Agreements with Former Owner.  The Company has a formula licensing agreement with the estate of Alvin C. Copeland, the founder of Popeyes and the primary owner of Diversified Foods and Seasonings, Inc. (“Diversified”). Under this agreement, the Company has the worldwide exclusive rights to the Popeyes fried chicken recipe and certain other ingredients used in Popeyes products. The agreement provides that the Company pay the estate of Mr. Copeland approximately $3.1 million annually until March 2029. During each of 2013, 2012, and 2011, the Company expensed approximately $3.1 million under this agreement. The Company also has a supply agreement with Diversified through which the Company purchases certain proprietary spices and other products made exclusively by Diversified.
Business Process Services.  Certain accounting and information technology services are provided to the Company under an agreement with third party provider which expires April 30, 2015. At December 29, 2013, future minimum payments under this contract are approximately $1.8 million, through 2014 and $0.6 million during 2015. During 2013, 2012 and 2011, the Company expensed $1.7 million, $1.5 million, and $1.4 million, respectively, under this agreement.

Information Technology Outsourcing.  Certain information technology services are provided to the Company under Managed Information Technology Services Agreements with certain third party providers. At December 29, 2013, future minimum payments under these contracts are $1.6 million, $1.7 million and $0.4 million in 2014, 2015 and 2016, respectively. During 2013, 2012, and 2011, the Company expensed $2.6 million, $2.4 million, and $2.1 million, respectively, under this agreement.
Employment Agreements.  As of December 29, 2013, the Company had employment agreements with six senior executives which provide for annual base salaries ranging from $312,000 to $700,000 subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements end in 2014, unless earlier terminated or otherwise renewed pursuant to the terms thereof and are automatically extended for successive one-year periods following the expiration of each term unless notice is given by the Company or the executive not to renew. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, one, one and one half or two times annual base salary, as applicable, and one, one and one half or two times the bonus payable, as applicable, to the individual for the fiscal year in which such termination occurs. Under the terms of the agreements, upon a change of control of the Company and a significant reduction in the executive’s

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

responsibilities or duties, the executive may terminate employment and would be entitled to receive the same severance pay the executive would have received had the executive’s employment been terminated without cause.
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
The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 29, 2013, the Company’s insurance reserves of approximately $0.1 million were collateralized by letters of credit and/or cash deposits of $0.9 million.
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
Foreign Operations. The Company’s international operations are limited to franchising activities. During 2013, 2012, and 2011, such operations represented approximately 10.9%, 11.2%, and 12.2%, of total franchise revenues, respectively; and approximately 6.4%, 6.9%, and 7.5%, of total revenues, respectively. At December 29, 2013, approximately $1.3 million of the Company’s accounts receivable were related to its international franchise operations.
Significant Franchisee.  During 2013, 2012, and 2011, one domestic franchisee accounted for approximately 7.8%, 8.3%, and 8.3%, respectively of the Company’s royalty revenues.
Geographic Concentrations.  Of the Company’s domestic company-operated and franchised restaurants, the majority are located in the southern and southwestern United States. The Company’s international franchisees operate in Korea, Indonesia, Canada, Turkey and various countries throughout Central America, Asia and Europe.

Note 16 — Other Expenses (Income), Net

(in millions)	2013	2012	2011
Disposals of property and equipment	$0.4	$0.3	$0.5
Net gain on sale of assets	(0.1)	(0.9)	(0.8)
Corporate support center relocation	—	—	0.8
Other	—	0.1	—
	$0.3	$(0.5)	$0.5
During 2012, the net gain on sale of assets includes a $0.3 million gain on the sale of real estate to a franchisee and the recognition of $0.5 million in deferred gains related to seven properties formerly leased to a franchisee.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

During 2011, the net gain on sale of assets includes the sale of two properties to a franchisee for approximately $0.7 million and recognized a gain of $0.5 million.
The Company recognized $0.8 million in expense for the corporate support center relocation in 2011. This expense was mainly for rent, legal fees and closing the previous service center.
Note 17 — Interest Expense, Net

(in millions)	2013	2012	2011
Interest on debt	$2.4	$2.8	$2.8
Amortization and write-offs of debt issuance costs	0.8	0.4	0.4
Other debt related charges	0.6	0.5	0.6
Interest income	(0.1)	(0.1)	(0.1)
	$3.7	$3.6	$3.7

Note 18 — Income Taxes
Total income taxes for fiscal years 2013, 2012, and 2011, were allocated as follows:

(in millions)	2013	2012	2011
Income taxes in the statements of operations, net	$20.4	$17.3	$12.8
Income taxes charged (credited) to statements of shareholders’ equity (deficit):
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(3.4)	(0.4)	(0.1)
Other comprehensive income	0.2	—	(0.5)
	$17.2	$16.9	$12.2
During the first quarter of 2013 Congress passed the “American Taxpayer Relief Act of 2012” which included the retroactive extension of business provisions that had expired at the end of 2011 and 2012. Since the bill was not signed until the first fiscal quarter of 2013, the financial statement benefits were not reflected until the first fiscal quarter of 2013.
Total U.S. and foreign income before income taxes for fiscal years 2013, 2012, and 2011, were as follows:

(in millions)	2013	2012	2011
United States	$49.5	$41.3	$31.4
Foreign	5.0	6.4	5.6
	$54.5	$47.7	$37.0
The components of income tax expense were as follows:

(in millions)	2013	2012	2011
Current income tax expense:
Federal	$12.8	$12.2	$9.2
Foreign	1.4	1.3	1.1
State	1.7	1.6	1.2
	15.9	15.1	11.5
Deferred income tax expense:
Federal	4.1	2.0	1.2
State	0.4	0.2	0.1
	4.5	2.2	1.3
	$20.4	$17.3	$12.8

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company’s U.S. income tax liabilities.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

Reconciliations of the Federal statutory income tax rate to the Company’s effective tax rate are presented below:

	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.9%	1.5%	0.1%
Valuation allowance	0.9%	0.8%	1.9%
Provision to return adjustments	(0.3)%	(0.1)%	0.2%
Adjustments to estimated tax reserves	0.1%	(1.2)%	0.3%
Other items, net	(0.2)%	0.3%	(2.9)%
Effective income tax rate	37.4%	36.3%	34.6%
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
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in millions)	2013	2012
Deferred tax assets:
Deferred franchise fee revenue	$0.8	$1.0
State net operating loss carry forwards	6.3	5.9
Deferred rentals	4.0	3.9
Deferred compensation	3.8	3.8
Allowance for doubtful accounts	0.1	0.4
Insurance accruals	—	0.1
Other accruals	0.4	0.4
Reorganization costs	2.3	2.2
Total gross deferred tax assets	17.7	17.7
Deferred tax liabilities:
Franchise value and trademarks	(19.3)	(18.4)
Property, plant and equipment	(5.7)	(2.4)
Total gross deferred liabilities	(25.0)	(20.8)
Valuation allowance	(6.3)	(5.9)
Net deferred tax liability	$(13.6)	$(9.0)
The Company assesses quarterly the likelihood that the deferred tax assets will be recovered. To make this assessment, historical levels of income, expectations and risks associated with estimates of future taxable income are considered. If recovery is not likely, the Company increases its valuation allowance for the deferred tax assets that it estimates will not be recovered.

At December 29, 2013, the Company had state net operating losses (“NOLs”) of approximately $122 million which expire between 2017 and 2028. The Company established a full valuation allowance on the deferred tax asset related to these NOLs as it is more likely than not that such tax benefit will not be realized. As such, the Company has established a valuation allowance of approximately $6.3 million at December 29, 2013 and $5.9 million at December 30, 2012.
The amount of unrecognized tax benefits were approximately $1.4 million as of December 29, 2013 of which approximately $0.2 million, if recognized, would impact the effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 29, 2013 is as follows:

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

(in millions)	2013	2012	2011
Balance, beginning of year	$1.3	$2.2	$2.1
Additions related to current year	0.1	—	0.2
Reductions related to prior years	—	(0.8)	—
Reductions due to statute expiration	—	(0.1)	(0.1)
Balance, end of year	$1.4	$1.3	$2.2
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions for the fiscal years 2013, 2012 and 2011 were not significant. The Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions as of December 29, 2013 and December 30, 2012.
Unrecognized tax benefits and accrued interest and penalties are reported as a component of deferred credits and other long-term liabilities.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2010 through 2012 are open to audit. In general, the state tax years open to audit range from 2009 through 2012.

Note 19 — Components of Earnings Per Share Computation

(in millions)	2013	2012	2011
Net income	$34.1	$30.4	$24.2
Denominator for basic earnings per share — weighted average shares	23.6	23.9	24.5
Dilutive employee stock options	0.5	0.6	0.5
Denominator for diluted earnings per share	24.1	24.5	25.0
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
Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. The weighted average number of shares subject to antidilutive options were not significant for the fiscal year 2013 and 2012. The weighted average number of shares subject to antidilutive options were 0.1 million for fiscal year 2011.

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
Beginning in 2013, the Company no longer allocates a 5% royalty to the company-operated restaurants for segment reporting purposes. Segment operating profit for 2012 and 2011 have been revised to conform to current year's presentation.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

(in millions)	2013	2012	2011
Revenues
Franchise operations	$127.3	$114.8	$99.2
Company-operated restaurants	78.7	64.0	54.6
	$206.0	$178.8	$153.8

Operating profit
Franchise operations	$54.7	$47.8	$37.4
Company-operated restaurants	10.5	7.6	8.0
	65.2	55.4	45.4
Less unallocated expenses
Depreciation and amortization	6.7	4.6	4.2
Other expenses (income), net	0.3	(0.5)	0.5
Operating profit	58.2	51.3	40.7
Interest expense, net	3.7	3.6	3.7
Income before income taxes	$54.5	$47.7	$37.0

Capital expenditures
Franchise operations	$18.8	$18.1	$4.1
Company-operated restaurants	14.5	9.2	3.5
	$33.3	$27.3	$7.6

Goodwill — year end
Franchise operations	$8.9	$8.9	$8.9
Company-operated restaurants	2.2	2.2	2.2
	$11.1	$11.1	$11.1

Total assets — year end
Franchise operations	$154.8	$140.0	$109.8
Company-operated restaurants	45.7	32.4	25.8
	$200.5	$172.4	$135.6

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2013, 2012, and 2011 — (Continued)

Note 21— Quarterly Financial Data (Unaudited)

(in millions, except per share data)	2013
Results of Operations	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$60.4	$47.9	$49.3	$48.4
Operating profit	16.2	14.5	15.4	12.1
Net income	9.6	8.5	9.0	7.0
Basic earnings per common share	0.41	0.36	0.38	0.30
Diluted earnings per common share	0.40	0.35	0.37	0.29

(in millions, except per share data)	2012
Results of Operations	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$52.8	$39.6	$38.9	$47.5
Operating profit	14.2	11.4	11.1	14.6
Net income	8.3	6.6	6.9	8.6
Basic earnings per common share	0.34	0.28	0.29	0.36
Diluted earnings per common share	0.34	0.27	0.29	0.35

(a)
The Company’s first quarters for 2013 and 2012 contained sixteen weeks. The fourth quarter 2012 included 13 weeks. The remaining quarters of 2013 and 2012 were twelve weeks. The 53rd week in 2012 increased sales by company-operated restaurants by approximately $1.2 million and increased franchise revenues by approximately $1.7 million. The net impact of the 53rd week earnings per share was approximately $0.01 per diluted share.

(b)
The Company opened four company-operated restaurants during the fourth quarter 2013 compared to five during the same period last year. Total sales of the four company-operated restaurants were $0.9 million for the fourth quarter 2013.

(c)	The Company recorded $1.8 million in franchise revenues related to two significant franchisee transfers during the fourth quarter 2012.

(d)
The Company recognized a $0.8 million in net gains on sale assets during the fourth quarter 2012 associated with the sale of real estate to a franchisee and the recognition of deferred gains related to seven properties formerly leased to a franchisee.