Form 10-Q
period 2014-04-20
POPEYES LOUISIANA KITCHEN, INC.
filed 2014-05-28
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 20, 2014
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

Large accelerated filer	☒	–	Accelerated filer	☐

Non-accelerated filer	☐	– (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
As of May 16, 2014 there were 23,650,211 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Popeyes Louisiana Kitchen, Inc.

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	4/20/2014	12/29/2013
Current assets:
Cash and cash equivalents	$11.8	$9.6
Accounts and current notes receivable, net	9.5	8.9
Other current assets	4.3	9.8
Advertising cooperative assets, restricted	30.2	27.8
Total current assets	55.8	56.1
Long-term assets:
Property and equipment, net	80.2	77.6
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	53.2	53.4
Other long-term assets, net	2.1	2.3
Total long-term assets	146.6	144.4
Total assets	$202.4	$200.5
Current liabilities:
Accounts payable	$7.6	$8.5
Other current liabilities	5.1	8.1
Current debt maturities	0.3	0.3
Advertising cooperative liabilities	30.2	27.8
Total current liabilities	43.2	44.7
Long-term liabilities:
Long-term debt	66.8	66.9
Deferred credits and other long-term liabilities	30.7	30.1
Total long-term liabilities	97.5	97.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 23,644,053 and 23,784,041 shares issued and outstanding at April 20, 2014 and December 29, 2013, respectively)	0.2	0.2
Capital in excess of par value	69.5	77.9
Accumulated deficit	(7.6)	(18.7)
Accumulated other comprehensive loss	(0.4)	(0.6)
Total shareholders’ equity	61.7	58.8
Total liabilities and shareholders’ equity	$202.4	$200.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	16 Weeks Ended
	4/20/2014	4/21/2013
Revenues:
Sales by company-operated restaurants	$29.4	$23.9
Franchise royalties and fees	38.8	35.2
Rent from franchised restaurants	1.9	1.3
Total revenues	70.1	60.4
Expenses:
Restaurant food, beverages and packaging	9.6	7.9
Restaurant employee, occupancy and other expenses	13.8	11.3
General and administrative expenses	24.4	22.0
Occupancy expenses - franchise restaurants	0.9	1.1
Depreciation and amortization	2.6	1.8
Other expenses (income), net	0.1	0.1
Total expenses	51.4	44.2
Operating profit	18.7	16.2
Interest expense, net	0.9	1.1
Income before income taxes	17.8	15.1
Income tax expense	6.7	5.5
Net income	$11.1	$9.6

Earnings per common share, basic:	$0.47	$0.41
Earnings per common share, diluted:	$0.46	$0.40

Weighted-average shares outstanding:
Basic	23.5	23.6
Diluted	23.9	24.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	16 Weeks Ended
	4/20/2014	4/21/2013
Net income	$11.1	$9.6
Other comprehensive income
Net change in fair value of cash flow hedge	—	0.2
Reclassification adjustments for derivative losses included in earnings	0.3	—
Other comprehensive income, before income taxes	0.3	0.2
Income tax on other comprehensive income	(0.1)	(0.1)
Other comprehensive income, net of income taxes	0.2	0.1
Comprehensive income	$11.3	$9.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive (Loss)
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Deficit		Total
Balance at December 29, 2013	23,784,041	$0.2	$77.9	$(18.7)	$(0.6)	$58.8
Net income	—	—	—	11.1	—	11.1
Other comprehensive income, net of income tax	—	—	—	—	0.2	0.2
Repurchases and retirement of shares	(240,095)	—	(10.0)	—	—	(10.0)
Issuance of common stock under stock option plan	57,719	—	0.6	—	—	0.6
Issuance of restricted stock awards, net of forfeitures	42,388	—	(1.7)	—	—	(1.7)
Excess tax benefits from stock-based compensation	—		1.1	—	—	1.1
Stock-based compensation expense	—	—	1.6	—	—	1.6
Balance at April 20, 2014	23,644,053	$0.2	$69.5	$(7.6)	$(0.4)	$61.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	16 Weeks Ended
	4/20/2014	4/21/2013
Cash flows provided by (used in) operating activities:
Net income	$11.1	$9.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.6	1.8
Asset write-downs	0.1	0.1
Deferred income taxes	(0.1)	0.1
Non-cash interest expense, net	0.4	0.1
Excess tax benefits from stock-based payment arrangements	(1.1)	(1.5)
Stock-based compensation expense	1.6	1.4
Change in operating assets and liabilities:
Accounts receivable	(0.5)	(0.8)
Other operating assets	6.6	0.9
Accounts payable and other operating liabilities	(3.5)	(1.6)
Net cash provided by operating activities	17.2	10.1
Cash flows used in investing activities:
Capital expenditures	(6.6)	(8.3)
Net cash used in investing activities	(6.6)	(8.3)
Cash flows provided by (used in) financing activities:
Principal payments — 2010 credit facility (term loan)	—	(2.8)
Share repurchases	(10.0)	(5.0)
Proceeds from exercise of employee stock options	0.6	0.8
Excess tax benefits from stock-based payment arrangements	1.1	1.5
Other financing activities, net	(0.1)	—
Net cash used in financing activities	(8.4)	(5.5)
Net increase (decrease) in cash and cash equivalents	2.2	(3.7)
Cash and cash equivalents at beginning of year	9.6	17.0
Cash and cash equivalents at end of quarter	$11.8	$13.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Description of Business
Popeyes Louisiana Kitchen, Inc. (“PLKI” or the “Company”) develops, operates and franchises quick-service restaurants under the trade names Popeyes ® Chicken & Biscuits and Popeyes ® Louisiana Kitchen (collectively “Popeyes”) in 47 states, the District of Columbia, three territories, and 27 foreign countries.
Note 2 — Significant Accounting Policies
The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 29, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K (“2013 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 29, 2013 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of April 20, 2014, have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2013 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2013 Form 10-K.
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
Accumulated Other Comprehensive Income (Loss).   Comprehensive income (loss) is net income plus the change in fair value of the Company’s cash flow hedge plus derivative (gains) or losses realized in earnings during the period. Amounts included in accumulated other comprehensive income (loss) for the Company’s derivative instruments are recorded net of the related income tax effects.
As of April 20, 2014, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements settled in cash. Unrealized derivative gains or losses on terminated swap agreements are amortized as interest expense over the remaining term of the original swap agreement. The Company expects approximately $0.7 million of net pre-tax derivative losses included in accumulated other comprehensive income at April 20, 2014 will be reclassified into earnings within the next twelve months.
Reclassifications. The Company has certain non-cash operating and investing activities related to accrued purchases of property and equipment. A revision was made to the condensed consolidated statement of cash flow for the sixteen week period ended April 21, 2013 which increased operating cash flows related to the change in accounts payable and other operating liabilities $0.1 million and decreased investing cash flows related to capital expenditures $0.1 million. The reclassification in the condensed consolidated statement of cash flows noted above represent errors that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.
In the accompanying condensed consolidated financial statements and in these notes, certain prior year amounts have been reclassified to conform with the current year's presentation. "Rent from franchised restaurants" and "Occupancy expenses - franchise restaurants" on the condensed consolidated statements of operations were "Rent and other revenues" and "Rent and other occupancy expenses", respectively, in prior years.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 3 — Other Current Assets

(in millions)	4/20/2014	12/29/2013
Prepaid income taxes	$0.2	$5.2
Prepaid expenses and other current assets	4.1	4.6
	$4.3	$9.8
Note 4 — Other Current Liabilities

(In millions)	4/20/2014	12/29/2013
Accrued wages, bonuses and severances	$2.9	$6.0
Other	2.2	2.1
Other current liabilities	$5.1	$8.1

The decrease in accrued wages, bonuses and severances during 2014 is primarily due to the timing of annual and quarterly bonus payments.

Note 5 — Fair Value Measurements
The following table reflects assets that are measured at fair value on a recurring basis as of April 20, 2014 and December 29, 2013:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
April 20, 2014
Financial Assets
Cash equivalents	$11.4	$—	$—	$11.4
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$15.7	$—	$—	$15.7

December 29, 2013
Financial Assets
Cash equivalents	$10.6	$—	$—	$10.6
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$14.9	$—	$—	$14.9
There were no transfers among levels within the fair value hierarchy during the sixteen weeks ended April 20, 2014.
At April 20, 2014 and December 29, 2013, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.
The fair value of the Company's long-term debt was approximately $71.6 million and $72.2 million on April 20, 2014 and December 29, 2013, respectively. The carrying value of our long-term debt, as discussed in Note 6, was $67.1 million and $67.2 million on April 20, 2014 and December 29, 2013, respectively. The fair value of each of the Company’s long-term debt instruments is based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for a similar debt instrument of comparable maturity and is considered a Level 2 valuation.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 6 — Long-term Debt

(In millions)	4/20/2014	12/29/2013
2013 Credit Facility	$63.0	$63.0
Capital lease obligations	2.2	2.2
Other notes	1.9	2.0
	67.1	67.2
Less current portion	(0.3)	(0.3)
Long-term debt	$66.8	$66.9
2013 Credit Facility. On December 18, 2013, the Company entered into a bank credit facility with a group of lenders consisting of a five year $125.0 million revolving credit facility. The Company drew $63.0 million under the revolving credit facility which was used to retire the Company's 2010 Credit Facility.
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2013 Credit Facility. As of April 20, 2014, the Company had $0.4 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $61.6 million.

As of April 20, 2014, the Company was in compliance with the financial and other covenants of the 2013 Credit Facility. The Company’s weighted average interest rate for all outstanding indebtedness under the 2013 Credit Facility was 1.4% as of April 20, 2014.
Note 7 — Deferred Credits and Other Long-Term Liabilities

(In millions)	4/20/2014	12/29/2013
Deferred franchise revenues	$3.7	$3.5
Deferred gains on unit conversions	0.9	1.0
Deferred rentals	7.2	7.4
Above-market rent obligations	2.6	2.6
Deferred income taxes	13.7	13.6
Other	2.6	2.0
Deferred credits and other long-term liabilities	$30.7	$30.1
Note 8 — Commitments and Contingencies
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
The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At April 20, 2014, the Company’s insurance reserves of approximately $0.1 million were collateralized by letters of credit and cash deposits of $0.4 million.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 9 — Interest Expense, Net

	16 Weeks Ended
(In millions)	4/20/2014	4/21/2013
Interest on debt	$0.6	$0.9
Amortization and write-offs of debt issuance costs	0.1	0.1
Other debt related charges	0.2	0.1
Interest expense, net	$0.9	$1.1

Interest expense on debt was $0.6 million for the sixteen week period ending April 20, 2014 compared to $0.9 million for the sixteen week period ending April 21, 2013. This decrease is primarily due to the lower effective interest rate under the 2013 Credit Facility.
Note 10 — Income Taxes
The Company’s effective tax rates were 37.6% and 36.4% for the sixteen week periods ended April 20, 2014 and April 21, 2013, respectively. Higher state income tax obligations and expiration of certain tax credits have resulted in a higher effective tax rate in 2014. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

As of April 20, 2014 and December 29, 2013, the amount of unrecognized tax benefits were approximately $1.3 million and $1.4 million, respectively, of which approximately $0.1 million and $0.2 million, respectively, if recognized, would affect the effective income tax rate.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2010 through 2012 are open to audit. In general, the state tax years open to audit range from 2009 through 2012.
Note 11 — Components of Earnings Per Common Share Computation
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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. There were approximately 0.1 million potentially dilutive shares excluded from the computation of diluted earnings per share for the sixteen week period ended April 20, 2014. There were no potentially dilutive shares excluded from the computation of diluted earnings per share for the sixteen week period ended April 21, 2013.

	16 Weeks Ended
(In millions)	4/20/2014	4/21/2013
Numerator for earnings per share computation:
Net Income	$11.1	$9.6

Denominator for basic earnings per share — weighted average shares	23.5	23.6
Dilutive employee stock awards	0.4	0.7
Denominator for diluted earnings per share	23.9	24.3

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 12 — Segment Information
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

	16 Weeks Ended
(In millions)	4/20/2014	4/21/2013
Revenues
Franchise operations	$40.7	$36.5
Company-operated restaurants	29.4	23.9
	$70.1	$60.4

Operating profit
Franchise operations	$16.6	$14.6
Company-operated restaurants	4.8	3.5
	21.4	18.1
Less unallocated expenses
Depreciation and amortization	2.6	1.8
Other expenses (income), net	0.1	0.1
Operating Profit	18.7	16.2
Interest expense, net	0.9	1.1
Income before income taxes	$17.8	$15.1

Capital expenditures
Franchise operations	$2.7	$3.8
Company-operated restaurants	3.9	4.5
	$6.6	$8.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis for Popeyes Louisiana Kitchen, Inc. (“PLKI”, "Popeyes" or the “Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report and in conjunction with the Company’s Annual Report on Form10-K for the fiscal year ended December 29, 2013 (the “2013 Form 10-K”).
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
As of April 20, 2014, we operated and franchised 2,248 Popeyes restaurants in 47 states, the District of Columbia, three territories, and 27 foreign countries.

Total Operating Restaurants as of:	4/20/2014	12/29/2013
Domestic restaurants:
Company-Operated	53	53
Franchised	1,735	1,716
International restaurants:
Franchised	460	456
Total	2,248	2,225

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
Our people are critical to this long-term strategy and include our franchisees, restaurant crews and corporate employees. As such, embedded in each of the strategic pillars above, is the principle that we will invest in the development our people to grow the value of Popeyes. Our goal is to create a culture of servant leadership which is ultimately reflected in the experience our guests enjoy in every Popeyes Louisiana Kitchen restaurant.
First Quarter 2014 Overview
Our 2014 first quarter results and highlights include the following:

•	Reported net income was $11.1 million, or $0.46 per diluted share.

•
Adjusted earnings per diluted share were $0.46 compared to $0.40 in 2013, representing a 15% increase. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Global same-store sales increased 4.5% in 2014, for a two-year growth rate of 9.0%.

◦	Total domestic same-store sales increased 4.3%, compared to 4.5% last year.

◦	International same-store sales increased 5.8%, compared to 4.1% last year.

•	Popeyes domestic same-store sales have outpaced the chicken-QSR segment for 24 consecutive quarters and overall QSR for 10 consecutive quarters according to independent data.

•	Popeyes market share of the domestic chicken-QSR segment reached 22.3%, compared to 20.2% in the prior year.

•
The Popeyes system opened 27 restaurants which included 19 domestic and 8 international restaurants, compared to 40 openings in the prior year. Included in 2013 domestic openings were the conversion of 3 properties acquired in 2012 in Minnesota and California.

•	Net restaurant openings were 11, compared to 16 net restaurant openings last year.

•	Total system-wide sales increased by 10.9%.

•	Total revenues increased 16% to $70.1 million in 2014 from $60.4 million in the prior year.

•
Operating EBITDA was $21.4 million at 30.5% of total revenue compared to $18.1 million last year representing an 18% increase. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Company-operated restaurant operating profit was $6.0 million, or 20.4% of sales, compared to $4.7 million, or 19.7% of sales in 2013.

•
Free cash flow was $14.2 million in 2014, compared to $11.7 million in 2013. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	The Company repurchased approximately 240,000 shares of its common stock for approximately $10.0 million.

A summary of our financial results and key operational metrics is presented below:

	16 Weeks Ended
(Dollars in millions except per share data)	4/20/2014	4/21/2013
Sales by company-operated restaurants	$29.4	$23.9
Franchise royalties and fees (a)	38.8	35.2
Rent from franchised restaurants	1.9	1.3
Total revenues	$70.1	$60.4

Operating profit	$18.7	$16.2

Net income	$11.1	$9.6

Earnings per common share, basic	$0.47	$0.41
Earnings per common share, diluted	$0.46	$0.40

Global system-wide sales increase	10.9%	10.2%

Same-store sales increase (b)
Company-operated restaurants	5.9%	3.1%
Domestic franchised restaurants	4.3%	4.6%
Total domestic (company-operated and franchised restaurants)	4.3%	4.5%
International franchised restaurants	5.8%	4.1%
Total global system	4.5%	4.5%

Company-operated restaurants (all domestic)
Restaurants at beginning of quarter	53	45
New restaurant openings	1	1
Permanent closings	(1)	—
Restaurants at quarter-end	53	46
Franchised restaurants (domestic and international)
Restaurants at beginning of quarter	2,172	2,059
New restaurant openings	26	39
Permanent closings	(15)	(24)
Temporary (closings)/re-openings, net	12	(1)
Restaurants at quarter-end	2,195	2,073
Total system restaurants	2,248	2,119

(a)
Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the first quarter of 2014 and 2013, franchisee sales, as reported by our franchisees, were approximately $780.7 million and $706.6 million, respectively.

(b)
Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks. Unit conversions are included immediately upon conversion. Temporary closings are excluded from same store sales for the period they are closed.

Looking Forward to the Remainder of 2014

Based on first quarter performance, the Company is adjusting full year guidance to:

•	Same-store sales growth of 3.0% to 4.0%, compared to previous guidance of 2.0% to 3.0%.

•	Adjusted earnings per diluted share in the range of $1.58 to $1.63, compared to previous guidance of $1.57 to $1.62.

The Company also reiterates the following guidance:

•
New restaurant openings of 180 to 200, with net restaurant openings of 100 to 130, for a system growth rate of approximately 5%. During 2014, the Company expects to open 10 to 15 new company-operated restaurants.

•	General and administrative expenses of approximately 3.0% of system-wide sales.

•	An effective income tax rate in 2014 of approximately 38%, compared to 37.4% in 2013.

•	Capital expenditures for the year of $30 to $35 million.

•	Share repurchases of $20 to $30 million.
Comparisons of the First Quarter for 2014 and 2013
Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $29.4 million in the first quarter of 2014, a $5.5 million increase from the first quarter of 2013. The increase was primarily due to a same–store sales increase of 5.9% in the first quarter of 2014 and seven net openings over the last four consecutive quarters.
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
Franchise royalties and fees were $38.8 million in the first quarter of 2014, a $3.6 million increase from the first quarter of 2013. The increase was primarily due to a $3.6 million increase in royalty revenue from positive same-store sales and new franchised restaurants and a $0.7 million increase in renewal, transfer and other franchise revenues partially offset by $0.7 million decrease in franchise fees associated with the conversion and franchising of three restaurant properties in Minnesota and California recognized in first quarter 2013.
Rent from Franchised Restaurants
Rent from franchised restaurants was $1.9 million in the first quarter 2014, a $0.6 million increase from the first quarter 2013. The increase was primarily due to $0.6 million in rents from twenty-six restaurant properties converted and leased to franchisees in Minnesota and California under percentage rent arrangements.
Company-operated Restaurant Operating Profit
Company-operated restaurant operating profit (“ROP”) was $6.0 million, or 20.4% of sales, compared to $4.7 million, or 19.7% of sales last year. The $1.3 million increase in ROP was primarily due to higher revenues resulting from positive same-store sales and net restaurant openings. The improvement in ROP margin was primarily attributable to lower commodity cost, improved labor controls, and increased leverage on occupancy and other expenses. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $24.4 million, or 3.0% of system-wide sales, compared to $22.0 million, or 3.0% of system-wide sales last year.

The $2.4 million increase in general and administrative expenses was primarily attributable to a:

•	$0.7 million increase in performance-based incentive compensation expense,

•	$0.5 million increase in domestic franchisee restaurant support services and assessments,

•	$0.5 million increase in leadership development expenses,

•	$0.4 million increase in domestic franchise restaurant development expenses, and

•	$0.3 million increase in global supply chain, marketing, menu development and other expenses, net.
Depreciation and amortization
Depreciation and amortization was $2.6 million compared to $1.8 million last year. The $0.8 million increase in depreciation and amortization is primarily attributable to depreciation associated with new company-operated restaurants and acquired restaurant properties converted and leased to franchisees in Minnesota and California.
Operating Profit
Operating profit was $18.7 million, a $2.5 million increase compared to 2013. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	16 Weeks Ended
(Dollars in millions)	4/20/2014	4/21/2013	Fluctuation	As a Percent
Franchise operations	$16.6	$14.6	$2.0	13.7%
Company-operated restaurants	4.8	3.5	1.3	37.1%
Operating profit before unallocated expenses	21.4	18.1	3.3	18.2%
Less unallocated expenses:
Depreciation and amortization	2.6	1.8	0.8	44.4%
Other expenses (income), net	0.1	0.1	—	—
Operating profit	$18.7	$16.2	$2.5	15.4%
The $2.0 million growth in franchise operations was primarily due to the $3.6 million increase in franchise royalties and fees and the $0.6 million increase in rents from franchised restaurants partially offset by increases in general and administrative expenses related to performance-based incentive compensation expense, domestic franchisee restaurant support services and assessments, domestic franchise restaurant development expenses and other general and administrative expenses, net.

Company-operated restaurants segment operating profit was $4.8 million, a $1.3 million or 37.1% increase from 2013. The increase was attributable to the $1.3 million increase in restaurant operating profit.

Income Tax Expense
Income tax expense was $6.7 million at an effective tax rate of 37.6%, compared to an effective tax rate of 36.4% in 2013. Higher state income tax obligations and expiration of certain tax credits have resulted in a higher effective tax rate in 2014. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.
Liquidity and Capital Resources
We finance our business activities with cash flows generated from our operating activities and borrowings under our 2013 Credit Facility.
Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $11.8 million available as of April 20, 2014), and available borrowings under our 2013 Credit Facility (approximately $61.6 million available as of April 20, 2014), we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.

Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $17.2 million and $10.1 million for the first quarter 2014 and first quarter 2013, respectively. The $7.1 million increase in cash flows from operating activities was primarily due to a $2.6 million increase in net income after non-cash adjustments and a $4.5 million change in operating assets and liabilities primarily due to the timing of income tax payments and excess tax benefits from share-based payment arrangements.
Our cash flows from operating activities and available borrowings allow us to reinvest in our core business activities that promote the Company’s strategic initiatives. Our priorities in the use of available cash after investment in growth strategies are the repurchase shares of our common stock and reduction of long-term debt.
Net cash used in investing activities was $6.6 million and $8.3 million for the first quarter 2014 and first quarter 2013, respectively. Cash used in investing activities consisted of capital expenditures for the construction of new company-operated restaurants; conversion of restaurants in Minnesota and California; re-imaging activities associated with company-operated restaurants; other capital assets to maintain, replace and extend the lives of company-operated restaurant equipment and facilities; and investments in information technology and other property and equipment. The table below summarizes our capital expenditures for first quarter 2014 and first quarter 2013:

	16 Weeks Ended
(dollars in millions)	4/20/2014	4/21/2013
Construction of new company-operated restaurants	$3.2	$3.6
Conversion of restaurants in Minnesota and California	2.3	3.6
Reimaging activities at company-operated restaurants	0.4	0.5
Information technology and corporate office expansion	0.4	0.2
Other capital assets	0.3	0.4
Total capital expenditures	$6.6	$8.3
Net cash used in financing activities was $8.4 million in the first quarter 2014 and $5.5 million in first quarter 2013. The increase in cash used in financing activities was primarily due to $5.0 million increase in share repurchases partially offset by $2.8 million first quarter 2013 principal payments on the 2010 credit facility retired at the end of 2013, $0.4 million lower tax benefits from stock-based payment arrangements and $0.3 million in lower proceeds from employee stock option exercises and other financing activities, net.
The Company is in compliance with all debt covenant requirements.
We repurchased 240,095 shares of our common stock for approximately $10.0 million during the first quarter of 2014. The remaining value of shares that may be repurchased under the Company’s current share repurchase program is approximately $21.5 million.
Critical Accounting Policies and Significant Estimates
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the 2013 Form 10-K.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in our 2013 Form 10-K. During the sixteen weeks ended April 20, 2014, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2013 Form 10-K.
Long-Term Debt
For a discussion of our long-term debt, see Note 6 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2. See Note 9 in the 2013 Form 10-K for more information about the Company’s long-term debt.

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

Adjusted earnings per diluted share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

i.	other expense (income), net, which included $0.1 million in asset write downs for both first quarter 2014 and first quarter 2013, respectively; and

ii.	the tax effect of these adjustments at the effective statutory rates.
Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for first quarter 2014 and first quarter 2013 the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to adjusted earnings per diluted share:

(in millions, except per share data)	Q1 2014	Q1 2013
Net income	$11.1	$9.6
Other expense (income), net	0.1	0.1
Tax effect	(0.1)	(0.1)
Adjusted earnings	$11.1	$9.6
Adjusted earnings per diluted share	$0.46	$0.40
Weighted average diluted shares outstanding	23.9	24.3
Operating EBITDA: Calculation and Definition
The Company defines operating EBITDA as “earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net”. The following table reconciles on a historical basis for first quarter 2014 and first quarter 2013, the Company’s operating EBITDA on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations. Operating EBITDA margin is defined as operating EBITDA divided by total revenues.

(in millions)	Q1 2014	Q1 2013
Net income	$11.1	$9.6
Interest expense, net	0.9	1.1
Income tax expense	6.7	5.5
Depreciation and amortization	2.6	1.8
Other expenses (income), net	0.1	0.1
Operating EBITDA	$21.4	$18.1
Total revenues	$70.1	$60.4
Operating EBITDA margin	30.5%	30.0%

Company-Operated Restaurant Operating Profit: Calculation and Definition
The Company defines company-operated restaurant operating profit as sales by company-operated restaurants minus restaurant employee, occupancy and other expenses minus restaurant food, beverages and packaging. The following table reconciles on a historical basis for first quarter 2014 and first quarter 2013, Company-operated restaurant operating profit to the line item on its condensed consolidated statement of operations entitled sales by company-operated restaurants, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statements of operations. Company-operated restaurant operating profit margin is defined as company-operated restaurant operating profit divided by sales by company-operated restaurants.

(in millions)	Q1 2014	Q1 2013
Sales by company-operated restaurants	$29.4	$23.9
Restaurant food, beverages and packaging	9.6	7.9
Restaurant employee, occupancy and other expenses	13.8	11.3
Company-operated restaurant operating profit	$6.0	$4.7
Company-operated restaurant operating profit margin	20.4%	19.7%

Free cash flow: Calculation and Definition
The Company defines free cash flow as net income plus depreciation and amortization plus stock-based compensation expense, minus maintenance capital expenditures which includes: for first quarter 2014: $0.4 million in company-operated restaurant reimages, $0.4 million of information technology and corporate office expansion, and $0.3 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment; and for first quarter 2013, $0.5 million in Company-operated restaurant reimaging and $0.6 million of information technology and other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities.

The following table reconciles on a historical basis for first quarter 2014 and first quarter 2013, the Company’s free cash flow on a consolidated basis to the line on its consolidated statements of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statements of operations.

(in millions)	Q1 2014	Q1 2013
Net income	$11.1	$9.6
Depreciation and amortization	2.6	1.8
Stock-based compensation expense	1.6	1.4
Maintenance capital expenditures (1)	(1.1)	(1.1)
Free cash flow	$14.2	$11.7

(1) Q1 2013 maintenance capital expenditures have been revised to conform with the current year presentation. Maintenance capital expenditures decreased $0.2 million to eliminate accrued maintenance capital expenditures which increased free cash flow $0.2 million.

Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s planned implementation of its strategic plan, planned share repurchases, projections and expectations regarding same-store sales for fiscal 2014 and beyond, expectations regarding future growth and commodity costs, expectations regarding restaurant reimaging, guidance for new restaurant openings and closures, effective income tax rate, and the Company’s anticipated 2014 and long-term performance, including projections regarding general and administrative expenses, capital expenditures, and adjusted earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2013 Credit Facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our 2013 Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in the Company’s 2013 Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

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
In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken pricing contracts with chicken suppliers. The contracts, which pertain to a vast majority of our system-wide purchases for Popeyes, are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for 2014 for certain commodities including corn and soy, which impact the price of poultry and other food cost.
Instances of food-borne illness or avian flu could adversely affect the price and availability of poultry. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us and could result in a decline in our sales.
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the sixteen weeks ended April 20, 2014 and April 21, 2013, foreign currency revenues represented approximately 4.1% and 4.4%, respectively, of our total revenues. All other things being equal, for the sixteen weeks ended April 20, 2014, operating profit would have decreased by approximately $0.3 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of April 20, 2014, approximately $1.1 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 27 foreign countries with approximately 47% of our revenues from international royalties originating from restaurants in Korea, Canada and Turkey.
Interest Rate Risk With Respect to our 2013 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2013 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 20, 2014, we had outstanding borrowings under our 2013 Credit Facility of $63 million.
As of April 20, 2014, the Company’s weighted average interest rate for all outstanding indebtedness under the 2013 Credit Facility was approximately 1.40%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2013 Credit Facility would be approximately $0.6 million.
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
(b) CEO and CFO Certifications
Attached as Exhibit 31.1 and 31.2 to this quarterly report are certifications by our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”). These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This portion of our quarterly report describes the results of our controls evaluation referred to in those certifications.
(c) Our Evaluation of Popeyes’s Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of Popeyes’s disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on the evaluation as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
(d) Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the sixteen week period ended April 20, 2014 covered by this report.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our 2013 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2014, we repurchased 240,095 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 1 (12/30/13 — 1/26/14)	—	$—	—	$31,528,485
Period 2 (1/27/14 — 2/23/14)	—	$—	—	$31,528,485
Period 3 (2/24/14 — 3/23/14)	149,116	$41.68	149,116	$25,313,667
Period 4 (3/24/14 — 04/20/14)	90,979	$41.44	90,979	$21,543,453
Total	240,095	$41.59	240,095	$21,543,453

All shares were purchased pursuant to the Company's share repurchase program previously announced on July 22, 2002.

Item 6. Exhibits
(a) Exhibits

Exhibit 3.1
Articles of Incorporation of Popeyes Louisiana Kitchen, Inc. (the "Company") (f/k/a AFC Enterprises, Inc.), as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Articles of Incorporation of the Company, as amended, dated June 24, 2002 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 21, 2014).

Exhibit 3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 3.4	Amendment No. 2 to Amended and Restated Bylaws of the Company, dated January 17, 2014 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 21, 2014).

Exhibit 10.1	Employment Term Letter to Tony Woodard, dated May 13, 2014.

Exhibit 10.2	Letter re Severance Agreement to Tony Woodard, dated May 13, 2014.

Exhibit 10.3	Indemnification Agreement to Tony Woodard

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 11 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Popeyes Louisiana Kitchen, Inc.

Date: May 28, 2014	By:	/s/ Tony Woodard
Tony Woodard
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)