Form 10-Q/A
period 2013-10-06
POPEYES LOUISIANA KITCHEN, INC.
filed 2014-06-06
CIK 1041379

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

EXPLANATORY NOTE
Popeyes Louisiana Kitchen, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2013 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on November 13, 2013, solely for the purpose of correcting the form of the chief executive officer and the chief financial officer certifications pursuant to Rule 13a -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Exhibits”). The Company had in its possession copies of the Exhibits in the correct form at the time of the filing of the Form 10-Q; however, incorrect forms of the Exhibits were inadvertently attached to the Form 10-Q due to an error in the filing process. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update the disclosure contained therein in any way other than to include the corrected Exhibits as described above, along with currently dated versions of the chief executive officer and the chief financial officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to modify the cover page to reflect the Company’s current name and filer status.

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