Form 10-K/A
period 2013-12-29
POPEYES LOUISIANA KITCHEN, INC.
filed 2014-06-06
CIK 1041379

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

EXPLANATORY NOTE
The sole purpose of this Amendment No.1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which was originally filed with the Securities and Exchange Commission on February 26, 2014 (“the Original Filing”), is to include the following Exhibits:

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
The Company had in its possession executed copies of the Exhibits, dated as of the date of the Original Filing, at the time of such filing; however, the Exhibits were inadvertently omitted from the Original Filing due to an error in the filing process.
This Amendment speaks as of the date of the Original Filing. Except as noted herein, the Amendment does not modify or update in any way disclosures made in the Original Filing other than to include the Exhibits as described above, or reflect events that may have occurred subsequent to the Original Filing.
For convenience, the entire Annual Report on Form 10K, as amended, is being re-filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time of the Original Filing.

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

3.1(c)	Articles of Incorporation of the Company, as amended, dated June 24, 2002.

3.1(j)	Articles of Amendment of Articles of Incorporation of the Company, dated January 17, 2014.

3.2(u)	Amended and Restated Bylaws of the Company, as amended effective April 11, 2008.

3.2(j)	Amendment No. 2 to Amended and Restated Bylaws of the Company, dated January 17, 2014.

4.1***	Form of the Company’s common stock certificate.

10.1(e)	Form of Popeyes Development Agreement, as amended.

10.2(e)	Form of Popeyes Franchise Agreement.

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

10.39(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.

10.40(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan - General.*

10.41(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.*

10.42(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan - Executive.*

10.43(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.*

10.44(i)	Indemnification Agreement between the Company and Peter Starrett dated December 1, 2000.

10.45(p)	Indemnification Agreement dated November 28, 2006 by and between the Company and John M. Cranor, III.*

10.46(p)	Indemnification Agreement dated November 28, 2006 by and between the Company and Cheryl A. Bachelder.*

10.47(q)	Popeyes Chicken and Biscuits 2006 Bonus Plan.*

10.48(q)	Employment Agreement dated as of March 14, 2007 between the Company and James W. Lyons.*

10.49(q)	Employment Agreement dated as of March 14, 2007 between the Company and Robert Calderin.*

10.50(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (time-based vesting).*

10.51(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (performance-based vesting).*

10.52(s)	Employment Agreement dated as of October 9, 2007 between the Company and Cheryl A. Bachelder.

10.53(l)	Accelerated Stock Repurchase Agreement by and between the Company and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch dated March 12, 2008.

10.54(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Harold M. Cohen.

10.55(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Henry Hope, III.

10.56(b)	Employment Agreement effective as of February 4, 2008 between the Company and Richard Lynch.*

10.57(w)	Employment Agreement effective as of April 20, 2009 between the Company and Ralph Bower.*

10.58(k)	Indemnification Agreement by and between the Company and Krishnan Anand dated November 2, 2010.*

10.59(x)	Employment Agreement by and between the Company and Andrew Skehan, dated August 17, 2011.

10.60(y)	First Amendment to the AFC Enterprises, Inc. 2006 Incentive Stock Plan.

10.61(aa)	Promotion Letter Agreement among the Company and Ralph Bower.*

10.62(bb)	Form of Performance-Based Restricted Stock Unit Grant Certificate.*

Exhibit Number	Description
10.63(cc)	Indemnification Agreement by and between the Company and Martyn R. Redgrave, dated October 9, 2013.*
10.64(n)	Indemnification Agreement by and between the Company and Joel K. Manby, dated September 5, 2013.*

11.1**	Statement regarding computation of per share earnings.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 19 to our Consolidated Financial Statements in this Annual Report.

***	Previously filed.

(a)	Filed as an exhibit to the Registration Statement of the Company on Form S-4/A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(b)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 28, 2008 on March 11, 2009 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 18, 2010 on May 26, 2010 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of the Company on Form S-1/A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of the Company on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of the Company on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended July 11, 2010 on August 18, 2010 and incorporated by reference herein.

(i)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 17, 2005, on May 27, 2005, and incorporated by reference herein.

(j)	Filed as an Exhibit to the Form 8-K of the Company filed on January 21, 2014 and incorporated by reference herein.

(k)	Filed as an exhibit to the Form 8-K of the Company filed on November 3, 2010 and incorporated by reference herein.

(l)	Filed as an exhibit to the Form 8-K of the Company filed on March 13, 2008 and incorporated by reference herein

(m)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 28, 2003, on March 29, 2004 and incorporated by reference herein.

(n)	Filed as an exhibit to the Form 8K of the Company filed on September 6, 2013 and incorporated by reference herein.

(o)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 26, 2004 on March 28, 2005 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 8-K of the Company filed November 29, 2006 and incorporated by reference herein.

(q)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 2006 and incorporated by reference herein.

(r)	Filed as an exhibit to the Form 8-K of the Company filed November 7, 2007 and incorporated by reference herein.

(s)	Filed as an exhibit to the Form 8-K of the Company filed October 12, 2007 and incorporated by reference herein.

(t)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended October 5, 2008 on November 12, 2008 and incorporated by reference herein.

(u)	Filed an exhibit to the Form 8-K of the Company filed on April 16, 2008 and incorporated by reference herein.

(v)	Filed as an Exhibit to the Form 8-K of the Company filed on December 20, 2013 and incorporated by reference herein.

(w)	Filed as an Exhibit to the Form 8-K of the Company filed on April 21, 2009 and incorporated by reference herein.

(x)	Filed as an Exhibit to the Form 8-K of the Company filed on August 19, 2011 and incorporated by reference herein.

(y)	Filed as an Exhibit to the Proxy Statement and Notice of 2011 Annual Shareholders Meeting of the Company on April 20, 2011 and incorporated by reference herein.

(z)	Filed as Exhibit 2.1 to the Form 8-K of the Company filed on October 16, 2012 and incorporated by reference herein.

(aa)	Filed as Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended April 15, 2012 and incorporated by reference herein.

(bb)	Filed as Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended April 15, 2012 and incorporated by reference herein.

(cc)	Filed as an Exhibit to the Form 8-K of the Company filed on October 10, 2013 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of June 2014.

POPEYES LOUISIANA KITCHEN, INC.

By:	/s/ CHERYL A. BACHELDER
Cheryl A. Bachelder
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ CHERYL A. BACHELDER	Chief Executive Officer (Principal Executive Officer)
Cheryl A. Bachelder		June 6, 2014

/s/ TONY WOODARD	Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Tony Woodard		June 6, 2014

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