Form 10-Q
period 2014-07-13
POPEYES LOUISIANA KITCHEN, INC.
filed 2014-08-20
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 13, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
As of August 8, 2014 there were 23,510,197 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Popeyes Louisiana Kitchen, Inc.

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	7/13/2014	12/29/2013
Current assets:
Cash and cash equivalents	$10.5	$9.6
Accounts and current notes receivable, net	8.6	8.9
Other current assets	5.3	9.8
Advertising cooperative assets, restricted	29.1	27.8
Total current assets	53.5	56.1
Long-term assets:
Property and equipment, net	83.4	77.6
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	94.9	53.4
Other long-term assets, net	1.9	2.3
Total long-term assets	191.3	144.4
Total assets	$244.8	$200.5
Current liabilities:
Accounts payable	$5.4	$8.5
Other current liabilities	6.8	8.1
Current debt maturities	0.3	0.3
Advertising cooperative liabilities	29.1	27.8
Total current liabilities	41.6	44.7
Long-term liabilities:
Long-term debt	109.8	66.9
Deferred credits and other long-term liabilities	30.7	30.1
Total long-term liabilities	140.5	97.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 23,507,519 and 23,784,041 shares issued and outstanding at July 13, 2014 and December 29, 2013, respectively)	0.2	0.2
Capital in excess of par value	62.1	77.9
Accumulated earnings (deficit)	0.7	(18.7)
Accumulated other comprehensive loss	(0.3)	(0.6)
Total shareholders’ equity	62.7	58.8
Total liabilities and shareholders’ equity	$244.8	$200.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	7/13/2014	7/14/2013	7/13/2014	7/14/2013
Revenues:
Sales by company-operated restaurants	$22.3	$17.5	$51.7	$41.4
Franchise royalties and fees	30.0	29.1	68.8	64.3
Rent from franchised restaurants	1.4	1.3	3.3	2.6
Total revenues	53.7	47.9	123.8	108.3
Expenses:
Restaurant food, beverages and packaging	7.3	5.8	16.9	13.7
Restaurant employee, occupancy and other expenses	10.8	8.5	24.6	19.8
General and administrative expenses	17.4	16.8	41.8	38.8
Occupancy expenses - franchise restaurants	0.7	0.8	1.6	1.9
Depreciation and amortization	2.0	1.5	4.6	3.3
Other expenses (income), net	1.4	—	1.5	0.1
Total expenses	39.6	33.4	91.0	77.6
Operating profit	14.1	14.5	32.8	30.7
Interest expense, net	0.7	0.9	1.6	2.0
Income before income taxes	13.4	13.6	31.2	28.7
Income tax expense	5.1	5.1	11.8	10.6
Net income	$8.3	$8.5	$19.4	$18.1

Earnings per common share, basic:	$0.36	$0.36	$0.83	$0.77
Earnings per common share, diluted:	$0.35	$0.35	$0.82	$0.75

Weighted-average shares outstanding:
Basic	23.3	23.6	23.4	23.6
Diluted	23.7	24.1	23.8	24.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	12 Weeks Ended		28 Weeks Ended
	7/13/2014	7/14/2013	7/13/2014	7/14/2013
Net income	$8.3	$8.5	$19.4	$18.1
Other comprehensive income
Net change in fair value of cash flow hedge	—	0.1	—	0.3
Reclassification adjustments for derivative losses included in earnings	0.1	—	0.4	—
Other comprehensive income, before income taxes	0.1	0.1	0.4	0.3
Income tax on other comprehensive income	—	—	(0.1)	(0.1)
Other comprehensive income, net of income taxes	0.1	0.1	0.3	0.2
Comprehensive income	$8.4	$8.6	$19.7	$18.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive (Loss)
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Earnings (Deficit)		Total
Balance at December 29, 2013	23,784,041	$0.2	$77.9	$(18.7)	$(0.6)	$58.8
Net income	—	—	—	19.4	—	19.4
Other comprehensive income, net of income tax	—	—	—	—	0.3	0.3
Repurchases and retirement of shares	(461,959)	—	(20.0)	—	—	(20.0)
Issuance of common stock under stock option plan	106,728	—	1.3	—	—	1.3
Issuance of restricted stock awards, net of forfeitures	78,709	—	(1.9)	—	—	(1.9)
Excess tax benefits from stock-based compensation	—		1.9	—	—	1.9
Stock-based compensation expense	—	—	2.9	—	—	2.9
Balance at July 13, 2014	23,507,519	$0.2	$62.1	$0.7	$(0.3)	$62.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	28 Weeks Ended
	7/13/2014	7/14/2013
Cash flows provided by (used in) operating activities:
Net income	$19.4	$18.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.6	3.3
Asset write-downs	0.2	0.2
Net gain on sale of assets	(0.1)	(0.1)
Deferred income taxes	—	0.4
Non-cash interest expense, net	0.6	0.2
Provision for credit losses	—	0.1
Excess tax benefits from stock-based payment arrangements	(1.9)	(1.9)
Stock-based compensation expense	2.9	2.9
Change in operating assets and liabilities:
Accounts receivable	0.4	(0.4)
Other operating assets	6.3	1.0
Accounts payable and other operating liabilities	(2.7)	(0.5)
Net cash provided by operating activities	29.7	23.3
Cash flows used in investing activities:
Capital expenditures	(12.9)	(15.6)
Purchase of recipes and formulas	(41.8)	—
Net cash used in investing activities	(54.7)	(15.6)
Cash flows provided by (used in) financing activities:
Principal payments — 2010 credit facility (term loan)	—	(4.3)
Borrowings under 2013 credit facility	43.0	—
Share repurchases	(20.0)	(8.4)
Proceeds from exercise of employee stock options	1.3	1.5
Excess tax benefits from stock-based payment arrangements	1.9	1.9
Other financing activities, net	(0.3)	(0.2)
Net cash provided by (used in) financing activities	25.9	(9.5)
Net increase (decrease) in cash and cash equivalents	0.9	(1.8)
Cash and cash equivalents at beginning of year	9.6	17.0
Cash and cash equivalents at end of quarter	$10.5	$15.2
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
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 29, 2013 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of July 13, 2014, have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2013 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2013 Form 10-K.
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
Accumulated Other Comprehensive Income (Loss).   Comprehensive income is net income plus the change in fair value of the Company’s cash flow hedge plus derivative losses realized in earnings during the period. Amounts included in accumulated other comprehensive income (loss) for the Company’s derivative instruments are recorded net of the related income tax effects.
As of July 13, 2014, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements settled in cash. Unrealized derivative gains or losses on terminated swap agreements are amortized as interest expense over the remaining term of the original swap agreement. The Company expects approximately $0.5 million of net pre-tax derivative losses included in accumulated other comprehensive income at July 13, 2014 will be reclassified into earnings within the next nine months.
Reclassifications. The Company has certain non-cash operating and investing activities related to accrued purchases of property and equipment. A revision was made to the condensed consolidated statement of cash flow for the twenty-eight week period ended July 14, 2013 which decreased operating cash flows related to the change in accounts payable and other operating liabilities $0.2 million and increased investing cash flows related to capital expenditures $0.2 million. The reclassification in the condensed consolidated statement of cash flows noted above represent errors that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.
In the accompanying condensed consolidated financial statements and in these notes, "Rent from franchised restaurants" and "Occupancy expenses - franchise restaurants" on the condensed consolidated statements of operations were "Rent and other revenues" and "Rent and other occupancy expenses", respectively, in prior years.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 3 — Other Current Assets

(in millions)	7/13/2014	12/29/2013
Prepaid income taxes	$2.0	$5.2
Prepaid expenses and other current assets	3.3	4.6
	$5.3	$9.8
Note 4 — Trademarks and Other Intangible Assets, Net

(in millions)	7/13/2014	12/29/2013
Non-amortizable intangible assets:
Trademarks	$50.0	$50.0
Recipes and formulas	41.8	—
Other	0.6	0.6
	92.4	50.6
Amortizable intangible assets:
Re-acquired franchise rights	7.1	7.1
Accumulated amortization	(4.6)	(4.3)
	2.5	2.8
	$94.9	$53.4
On June 16, 2014, the Company purchased the recipes and formulas (the "formulas") it uses in the preparation of many of its core menu items from Diversified Foods and Seasonings, L.L.C. for $43.0 million. The Company recorded an intangible asset of $41.8 million, net of royalties due under a 2010 Royalty and Supply Agreement ("2010 Agreement") plus transaction costs.
The formulas were previously licensed to the Company pursuant to the terms of the 2010 Agreement. See Note 10 for further discussion on this commitment.
Note 5 — Other Current Liabilities

(In millions)	7/13/2014	12/29/2013
Accrued wages, bonuses and severances	$3.7	$6.0
Other	3.1	2.1
Other current liabilities	$6.8	$8.1

The decrease in accrued wages, bonuses and severances during 2014 is primarily due to the timing of annual and quarterly bonus payments.

Note 6 — Fair Value Measurements
The following table reflects assets that are measured at fair value on a recurring basis as of July 13, 2014 and December 29, 2013:

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
July 13, 2014
Financial Assets
Cash equivalents	$10.4	$—	$—	$10.4
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$14.7	$—	$—	$14.7

December 29, 2013
Financial Assets
Cash equivalents	$10.6	$—	$—	$10.6
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$14.9	$—	$—	$14.9
There were no transfers among levels within the fair value hierarchy during the twenty-eight weeks ended July 13, 2014.
At July 13, 2014 and December 29, 2013, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.
The fair value of the Company's long-term debt was approximately $116.6 million and $72.2 million on July 13, 2014 and December 29, 2013, respectively. The carrying value of our long-term debt, as discussed in Note 7, was $110.1 million and $67.2 million on July 13, 2014 and December 29, 2013, respectively. The fair value of each of the Company’s long-term debt instruments is based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for a similar debt instrument of comparable maturity and is considered a Level 2 valuation.
Note 7 — Long-term Debt

(In millions)	7/13/2014	12/29/2013
2013 Credit Facility	$106.0	$63.0
Capital lease obligations	2.2	2.2
Other notes	1.9	2.0
	110.1	67.2
Less current portion	(0.3)	(0.3)
Long-term debt	$109.8	$66.9
2013 Credit Facility. On December 18, 2013, the Company entered into a bank credit facility with a group of lenders consisting of a five year $125.0 million revolving credit facility. The Company drew $63.0 million under the revolving credit facility which was used to retire the Company's 2010 Credit Facility.
Under the terms of the 2013 Credit Facility, the Company can request additional revolving loan commitments of up to $125.0 million. During the second quarter 2014, the Company increased its revolving credit capacity by $10.0 million, to $135.0 million, and borrowed $43.0 million.
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2013 Credit Facility. As of July 13, 2014, the Company had $0.4 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $28.6 million.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of July 13, 2014, the Company was in compliance with the financial and other covenants of the 2013 Credit Facility. The Company’s weighted average interest rate for all outstanding indebtedness under the 2013 Credit Facility was 1.4% as of July 13, 2014.
Note 8 — Deferred Credits and Other Long-Term Liabilities

(In millions)	7/13/2014	12/29/2013
Deferred franchise revenues	$4.2	$3.5
Deferred gains on unit conversions	0.8	1.0
Deferred rentals	7.1	7.4
Above-market rent obligations	2.5	2.6
Deferred income taxes	13.8	13.6
Other	2.3	2.0
Deferred credits and other long-term liabilities	$30.7	$30.1
Note 9 — Other Expenses (Income), Net

	12 Weeks Ended		28 Weeks Ended
(in millions)	7/13/2014	7/14/2013	7/13/2014	7/14/2013
Disposals of property and equipment	$0.1	$0.1	$0.2	$0.2
Net gain on sale of assets	(0.1)	(0.1)	(0.1)	(0.1)
Executive transition expenses	1.4	—	1.4	—
Other expenses (income), net	$1.4	$—	$1.5	$0.1
In the twelve week period ending July 13, 2014, the Company incurred $1.4 million in other expenses related to transition expenses with a former executive.
Note 10 — Commitments and Contingencies
Formula and Supply Agreements with Former Owner. Under a 2010 Royalty and Supply Agreement (the "2010 Agreement") with the estate of Alvin C. Copeland, the founder of Popeyes and the primary owner of Diversified Foods and Seasonings, Inc. ("Diversified"), the Company had the worldwide exclusive rights to the Popeyes recipes and formulas (the "formulas") the Company uses in the preparation on many of its core menu items. The 2010 Agreement required the Company to pay the estate of Mr. Copeland approximately $3.1 million annually until March 2029. Under the 2010 Agreement the Company also purchased certain proprietary spices and other products made exclusively by Diversified.
On June 16, 2014, the Company purchased the formulas from Diversified Foods and Seasonings, L.L.C. , formerly Diversified Foods and Seasonings, Inc., for $43.0 million. In connection with the formula purchase, the Company and Diversified terminated the 2010 Agreement and replaced it with a new 2014 Supply Agreement (the "New Supply Agreement"). The term of the new supply agreement continues until March 2034, unless earlier terminated in accordance with the terms of the agreement. See Note 4 for additional detail.
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

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At July 13, 2014, the Company’s insurance reserves of approximately $0.2 million were collateralized by letters of credit of $0.4 million.
Note 11 — Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/13/2014	7/14/2013	7/13/2014	7/14/2013
Interest on debt	$0.5	$0.6	$1.1	$1.5
Amortization and write-offs of debt issuance costs	0.1	0.1	0.2	0.2
Other debt related charges	0.1	0.2	0.3	0.3
Interest expense, net	$0.7	$0.9	$1.6	$2.0

The decrease in interest expense on debt for the twelve and twenty-eight week periods ending July 13, 2014 compared to the twelve and twenty-eight week periods ending July 14, 2013 is primarily due to the lower effective interest rate under the 2013 Credit Facility partially offset by reclassification adjustments for derivative losses on terminated interest rate swap agreements classified in accumulated other comprehensive loss.
Note 12 — Income Taxes
The Company’s effective tax rates were 38.1% and 37.5% for the twelve week periods ended July 13, 2014 and July 14, 2013, respectively. The Company's effective tax rates were 37.8% and 36.9% for the twenty-eight week periods ended July 13, 2014 and July 14, 2013, respectively. Higher state income tax obligations and expiration of certain tax credits have resulted in a higher effective tax rate in 2014. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

As of July 13, 2014 and December 29, 2013, the amount of unrecognized tax benefits were approximately $1.3 million and $1.4 million, respectively, of which approximately $0.1 million and $0.2 million, respectively, if recognized, would affect the effective income tax rate.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2010 through 2012 are open to audit. In general, the state tax years open to audit range from 2009 through 2012.
Note 13 — Components of Earnings Per Common Share Computation
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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. There were approximately 0.1 million potentially dilutive shares excluded from the computation of diluted earnings per share for the twelve and twenty-eight week periods ended July 13, 2014 and July 14, 2013.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/13/2014	7/14/2013	7/13/2014	7/14/2013
Numerator for earnings per share computation:
Net Income	$8.3	$8.5	$19.4	$18.1

Denominator for basic earnings per share — weighted average shares	23.3	23.6	23.4	23.6
Dilutive employee stock awards	0.4	0.5	0.4	0.6
Denominator for diluted earnings per share	23.7	24.1	23.8	24.2

Note 14 — Segment Information
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

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/13/2014	7/14/2013	7/13/2014	7/14/2013
Revenues
Franchise operations	$31.4	$30.4	$72.1	$66.9
Company-operated restaurants	22.3	17.5	51.7	41.4
	$53.7	$47.9	$123.8	$108.3

Operating profit
Franchise operations	$14.8	$13.6	$31.4	$28.2
Company-operated restaurants	2.7	2.4	7.5	5.9
	17.5	16.0	38.9	34.1
Less unallocated expenses
Depreciation and amortization	2.0	1.5	4.6	3.3
Other expenses (income), net	1.4	—	1.5	0.1
Operating Profit	14.1	14.5	32.8	30.7
Interest expense, net	0.7	0.9	1.6	2.0
Income before income taxes	$13.4	$13.6	$31.2	$28.7

Capital expenditures
Franchise operations	$1.2	$3.0	3.9	$6.8
Company-operated restaurants	5.1	4.3	9.0	8.8
	$6.3	$7.3	$12.9	$15.6

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
As of July 13, 2014, we operated and franchised 2,262 Popeyes restaurants in 47 states, the District of Columbia, three territories, and 26 foreign countries.

Total Operating Restaurants as of:	7/13/2014	12/29/2013
Domestic restaurants:
Company-Operated	56	53
Franchised	1,745	1,716
International restaurants:
Franchised	461	456
Total	2,262	2,225

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
Our people are critical to this long-term strategy and include our franchisees, restaurant crews and corporate employees. As such, going-forward we will invest in developing our talent- welcoming, inspiring, growing and celebrating our people.  Our goal is to create a culture of servant leadership which is ultimately reflected in the positive experience of our employees and our guests. The measure of our success will be improved employee and guest engagement - which yields improved sales and profits to the enterprise.
Second Quarter 2014 Overview
Our 2014 second quarter results and highlights include the following:

•	Reported net income was $8.3 million, or $0.35 per diluted share.

•
Adjusted earnings per diluted share were $0.39 compared to $0.35 in 2013, representing an increase of 11.4%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Total system-wide sales increased by 9.5%.

•	Global same-store sales increased 3.6% in 2014, for a two-year growth rate of 8.0%.

◦	Total domestic same-store sales increased 3.8%, compared to 4.3% last year.

◦	International same-store sales increased 2.2%, compared to 5.8% last year.

•	Popeyes domestic same-store sales have outpaced the chicken-QSR segment for 25 consecutive quarters and overall QSR for 11 consecutive quarters according to independent data.

•	Popeyes market share of the domestic chicken-QSR segment reached 23.1%, compared to 20.5% in the prior year.

•
The Popeyes system opened 36 restaurants which included 20 domestic and 16 international restaurants, compared to 44 openings in the prior year. Included in second quarter 2013 domestic openings were the conversion of eight properties acquired in 2012 in Minnesota and California.

•	Net restaurant openings were 21, compared to 28 net restaurant openings last year.

•	Total revenues increased 12% to $53.7 million in 2014 from $47.9 million in the prior year.

•
Through the end of the second quarter, Operating EBITDA was $38.9 million, or 31.4% of total revenue, compared to $34.1 million, or 31.5% of total revenue, last year, a 14% increase. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Company-operated restaurant operating profit was $4.2 million, or 18.8% of sales, compared to $3.2 million, or 18.3% of sales in 2013. The restaurant operating profit of company restaurants through the end of the second quarter was $10.2 million, or 19.7% of sales, compared to $7.9 million, or 19.1% of sales last year.

•
Through the end of the second quarter, free cash flow was $24.2 million in 2014, compared to $22.0 million in 2013. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
The Company repurchased approximately 222,000 shares of its common stock for approximately $10.0 million. Through the second quarter, total shares repurchased were 462,000, for approximately $20.0 million.

•	Average restaurant operating profit margins of Popeyes domestic freestanding franchised restaurants before rent was 23.4% in the first quarter 2014 compared to 22.2% last year.

•
On June 16, 2014, the Company announced the purchase of the recipes and formulas (the "formulas") it uses in the preparation of many of its core menu items from Diversified Foods and Seasonings, L.L.C. (“Diversified”) for $43 million. In connection with the purchase of the formulas, the Company and Diversified entered into a new supply agreement whereby Diversified continues as the exclusive supplier of certain agreed upon core products in the Company's domestic markets through March 2034. Going forward, the $3.1 million royalty that would otherwise have been paid to Diversified had the prior agreement remained in effect, will be reinvested annually, net of incremental interest expense, into various growth initiatives.

A summary of our financial results and key operational metrics is presented below:

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions except per share data)	7/13/2014	7/14/2013	7/13/2014	7/14/2013
Revenues:
Sales by company-operated restaurants	$22.3	$17.5	$51.7	$41.4
Franchise royalties and fees (a)	30.0	29.1	68.8	64.3
Rent from franchised restaurants	1.4	1.3	3.3	2.6
Total revenues	$53.7	$47.9	$123.8	$108.3

Operating profit	$14.1	$14.5	$32.8	$30.7

Net income	$8.3	$8.5	$19.4	$18.1

Earnings per common share, basic	$0.36	$0.36	$0.83	$0.77
Earnings per common share, diluted	$0.35	$0.35	$0.82	$0.75

Global system-wide sales increase	9.5%	11.6%	10.3%	10.8%

Same-store sales increase (b)
Company-operated restaurants	1.6%	1.7%	4.0%	2.5%
Domestic franchised restaurants	3.9%	4.3%	4.1%	4.5%
Total domestic (company-operated and franchised restaurants)	3.8%	4.3%	4.1%	4.4%
International franchised restaurants	2.2%	5.8%	4.1%	4.8%
Total global system	3.6%	4.4%	4.1%	4.5%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	53	46	53	45
New restaurant openings	3	2	4	3
Permanent closings	—	(1)	(1)	(1)
Restaurants at quarter-end	56	47	56	47
Franchised restaurants (domestic and international)
Restaurants at beginning of period	2,195	2,073	2,172	2,059
New restaurant openings	33	42	59	81
Permanent closings	(15)	(15)	(30)	(39)
Temporary (closings)/re-openings, net	(7)	6	5	5
Restaurants at quarter-end	2,206	2,106	2,206	2,106
Total system restaurants	2,262	2,153	2,262	2,153

(a)
Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the second quarter of 2014 and 2013, franchisee sales, as reported by our franchisees, were approximately $603.5 million and $554.0 million, respectively. For the twenty-eight weeks ended July 13, 2014 and July 14, 2013, franchisee sales, as reported by our franchisees, were approximately $1,384.3 million and $1,260.6 million.

(b)
Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks. Unit conversions are included immediately upon conversion. Temporary closings are excluded from same store sales for the period they are closed.

Looking Forward to the Remainder of 2014

Based on performance through the second quarter, the Company reiterates the following guidance:

•	Same-store sales growth of 3.0% to 4.0%.

•	Adjusted earnings per diluted share in the range of $1.58 to $1.63.

•
New restaurant openings of 180 to 200, with net restaurant openings of 100 to 130, for a system growth rate of approximately 5%. During 2014, the Company expects to open 10 to 15 new company-operated restaurants.

•	General and administrative expenses of approximately 3.0% of system-wide sales.

•	An effective income tax rate in 2014 of approximately 38%.

•	Capital expenditures for the year of $30 to $35 million.

•	Share repurchases of $20 to $30 million.
Comparisons of the Second Quarter for 2014 and 2013
Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $22.3 million in the second quarter of 2014, a $4.8 million increase from the second quarter of 2013. The increase was primarily due nine net openings over the last four consecutive quarters and a same–store sales increase of 1.6% in the second quarter of 2014.
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
Franchise royalties and fees were $30.0 million in the second quarter of 2014, a $0.9 million increase from the second quarter of 2013. The increase was primarily due to a $2.4 million increase in royalty revenue from positive same-store sales and new franchised restaurants and a $0.3 million increase in renewal, transfer and other franchise revenues partially offset by $1.8 million one-time franchise fees associated with the conversion and franchising of eight restaurant properties in Minnesota and California recognized in second quarter 2013.
Rent from Franchised Restaurants
Rent from franchised restaurants was $1.4 million in the second quarter 2014, a $0.1 million increase from the second quarter 2013. The increase was primarily due to $0.1 million in rents from twenty-six restaurant properties converted and leased to franchisees in Minnesota and California under percentage rent arrangements.
Company-operated Restaurant Operating Profit
Company-operated restaurant operating profit (“ROP”) was $4.2 million, or 18.8% of sales, compared to $3.2 million, or 18.3% of sales last year. The $1.0 million increase in ROP was primarily due to higher revenues resulting from net restaurant openings and positive same-store sales. The improvement in ROP margin was primarily attributable to lower commodity cost. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $17.4 million, or 2.8% of system-wide sales, compared to $16.8 million, or 2.9% of system-wide sales last year.
The $0.6 million increase in general and administrative expenses was primarily attributable to a:

•	$0.7 million increase in company-operated restaurant management expenses,

•	$0.4 million increase in global supply chain, marketing, menu development, information technology and other expenses, net, and

•	$0.2 million increase in domestic franchisee restaurant support services and assessments, partially offset by a $0.7 million decrease in performance based incentive compensation expense.
Depreciation and amortization
Depreciation and amortization was $2.0 million compared to $1.5 million last year. The $0.5 million increase in depreciation and amortization is primarily attributable to depreciation associated with acquired restaurant properties converted and leased to franchisees in Minnesota and California and company-operated restaurant openings.
Other Expenses (Income), Net
Other expense for the twelve weeks ended July 13, 2014 was $1.4 million compared to zero last year. The $1.4 million increase related to transition expenses associated with a former executive.
Operating Profit
Operating profit was $14.1 million, a $0.4 million decrease compared to 2013. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	12 Weeks Ended
(Dollars in millions)	7/13/2014	7/14/2013	Fluctuation	As a Percent
Franchise operations	$14.8	$13.6	$1.2	8.8%
Company-operated restaurants	2.7	2.4	0.3	12.5%
Operating profit before unallocated expenses	17.5	16.0	1.5	9.4%
Less unallocated expenses:
Depreciation and amortization	2.0	1.5	0.5	33.3%
Other expenses (income), net	1.4	—	1.4	—
Operating profit	$14.1	$14.5	$(0.4)	(2.8)%
Franchise operations segment operating profit was $14.8 million for the twelve weeks ended July 13, 2014, a $1.2 million or 8.8% increase from 2013. The $1.2 million growth in franchise operations was primarily due to the $0.9 million increase in franchise royalties and fees, a $0.2 million increase in rents from franchised restaurants net of lower occupancy expenses - franchise restaurants and $0.1 million lower general and administrative expenses, net.

Company-operated restaurants segment operating profit was $2.7 million for the twelve weeks ended July 13, 2014, a $0.3 million or 12.5% increase from 2013. The increase was attributable to the $1.0 million increase in restaurant operating profit less a $0.7 million increase in company-operated restaurant management expenses.

Interest Expense, net
Interest expense, net for the twelve weeks ended July 13, 2014 was $0.7 million compared to $0.9 million in 2013. The $0.2 million decrease was primarily due to $0.3 million from lower effective interest rates under the 2013 Credit Facility partially offset by $0.1 million reclassification adjustments for derivative losses on terminated interest rate swap agreements classified in accumulated other comprehensive loss.

Income Tax Expense
Income tax expense was $5.1 million at an effective tax rate of 38.1%, compared to an effective tax rate of 37.5% in 2013. Higher state income tax obligations and expiration of certain tax credits have resulted in a higher effective tax rate in 2014. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

Comparisons of the 28 Weeks Ended July 13, 2014 and July 14, 2013

Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $51.7 million in the twenty-eight weeks ended July 13, 2014, a $10.3 million increase from 2013. The increase was primarily due to nine net openings over the last four consecutive quarters an a same–store sales increase of 4.0% in 2014.
Franchise Royalties and Fees
Franchise royalties and fees were $68.8 million in the twenty-eight weeks ended July 13, 2014, a $4.5 million increase from 2013. The increase was primarily due to a $6.1 million increase in royalty revenue from positive same-store sales and new franchised restaurants and a $0.9 million increase in renewal, transfer and other franchise revenues partially offset by $2.5 million one-time franchise fees associated with the conversion and franchising of eleven restaurant properties in Minnesota and California recognized in 2013.
Rent from Franchised Restaurants
Rent from franchised restaurants was $3.3 million for the twenty-eight weeks ended July 13, 2014, compared to $2.6 million in 2013. The $0.7 million increase was primarily due to increased rents from twenty-six restaurant properties converted and leased to franchisees in Minnesota and California under percentage rent arrangements.
Company-operated Restaurant Operating Profit
Company-operated restaurant operating profit (“ROP”) was $10.2 million, or 19.7% of sales for the twenty-eight weeks ended July 13, 2014, compared to $7.9 million, or 19.1% of sales last year. The $2.3 million increase in ROP was primarily due to higher revenues resulting from net restaurant openings and positive same-store sales. The improvement in ROP margin was primarily attributable to lower commodity cost. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $41.8 million, or 2.9% of system-wide sales for the twenty-eight weeks ended July 13, 2014, compared to $38.8 million, or 3.0% of system-wide sales last year.
The $3.0 million increase in general and administrative expenses was primarily attributable to a:
•$0.7 million increase in domestic franchisee restaurant support services and assessments,
•$0.7 million increase in company-operated restaurant management expenses,

•	$0.5 million increase in leadership development expenses,

•	$0.4 million increase in domestic franchise restaurant development expenses, and

•	$0.7 million increase in global supply chain, marketing, menu development and other expenses, net.
Depreciation and amortization
Depreciation and amortization was $4.6 million compared to $3.3 million last year. The $1.3 million increase in depreciation and amortization is primarily attributable to depreciation associated with new company-operated restaurant openings and acquired restaurant properties converted and leased to franchisees in Minnesota and California.

Other Expenses (Income), Net
Other expense for the twenty-eight weeks ended July 13, 2014 was $1.5 million compared to $0.1 million last year. The $1.4 million increase related to transition expenses associated with a former executive.

Operating Profit
Operating profit was $32.8 million, a $2.1 million increase compared to 2013. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	28 Weeks Ended
(Dollars in millions)	7/13/2014	7/14/2013	Fluctuation	As a Percent
Franchise operations	$31.4	$28.2	$3.2	11.3%
Company-operated restaurants	7.5	5.9	1.6	27.1%
Operating profit before unallocated expenses	38.9	34.1	4.8	14.1%
Less unallocated expenses:
Depreciation and amortization	4.6	3.3	1.3	39.4%
Other expenses (income), net	1.5	0.1	1.4	—
Operating profit	$32.8	$30.7	$2.1	6.8%
Franchise operations segment operating profit was $31.4 million for the twenty-eight weeks ended July 13, 2014, a $3.2 million or 11.3% increase from 2013. The increase in franchise operations was primarily due to the $4.5 million increase in franchise royalties and fees and the $1.0 million increase in rents from franchised restaurants net of lower occupancy expenses - franchise restaurants partially offset by $2.3 million increases in general and administrative expenses related domestic franchisee restaurant support services and assessments, leadership development expenses, domestic franchise restaurant development expenses and other general and administrative expenses, net.

Company-operated restaurants segment operating profit was $7.5 million for the twenty-eight weeks ended July 13, 2014, a $1.6 million or 27.1% increase from 2013. The increase was attributable to the $2.3 million increase in restaurant operating profit partially offset by a $0.7 million increase in company-operated restaurant management expenses.

Interest Expense, net
Interest expense, net for the twenty-eight weeks ended July 13, 2014 was $1.6 million compared to $2.0 million in 2013. The $0.4 million decrease was primarily due to $0.8 million from lower effective interest rates under the 2013 Credit Facility partially offset by $0.4 million reclassification adjustments for derivative losses on terminated interest rate swap agreements classified in accumulated other comprehensive loss.

Income Tax Expense
Income tax expense was $11.8 million at an effective tax rate of 37.8%, compared to an effective tax rate of 36.9% in 2013. Higher state income tax obligations and expiration of certain tax credits have resulted in a higher effective tax rate in 2014. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.
Liquidity and Capital Resources
We finance our business activities with cash flows generated from our operating activities and borrowings under our rredit facility.
Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $10.5 million available as of July 13, 2014), available borrowings under our credit facility (approximately $28.6 million available as of July 13, 2014) and the ability to request incremental revolving credit commitments up to an additional $115 million under the credit facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $29.7 million and $23.3 million for the twenty-eight weeks ended July 13, 2014 and July 14, 2013, respectively. The $6.4 million increase in cash flows from operating activities was primarily due to a $2.5 million increase in net income after non-cash adjustments and a $3.9 million change in operating assets and liabilities primarily due to the timing of income tax payments.

Our cash flows from operating activities and available borrowings allow us to reinvest in our core business activities that promote the Company’s strategic initiatives. Our priorities in the use of available cash after investment in growth strategies are the repurchase shares of our common stock and reduction of long-term debt.
On June 16, 2014, the Company purchased the formulas it uses in the preparation of many of its core menu items from Diversified for $43.0 million. The Company recorded an intangible asset of $41.8 million, net of royalties due under the former formula licensing agreement plus transaction costs.
Net cash used in investing activities was $54.7 million and $15.6 million for the twenty-eight weeks ended July 13, 2014 and July 14, 2013, respectively. Cash used in investing activities during the twenty-eight weeks ended July 13, 2014 consisted of $41.8 million for the purchase of the formulas from Diversified and $12.9 million of capital expenditures. The table below summarizes our capital expenditures:

	28 Weeks Ended
(dollars in millions)	7/13/2014	7/14/2013
Construction of new company-operated restaurants	$7.7	$7.2
Conversion of restaurants in Minnesota and California	2.5	6.1
Reimaging activities at company-operated restaurants	0.6	1.2
Information technology and corporate office expansion	1.4	0.5
Other capital assets	0.7	0.6
Total capital expenditures	$12.9	$15.6
Net cash provided by financing activities was $25.9 million for the twenty-eight weeks ended July 13, 2014 compared to net cash used by financing activities of $9.5 million for the twenty-eight weeks ended July 14, 2013. The $35.4 million increase in cash provided by financing activities was primarily due to $47.3 million increase in net borrowing under revolving credit facilities partially offset by a $11.6 million increase of share repurchases and $0.3 million net cash used by all other financing activities, net.
The Company is in compliance with all debt covenant requirements.
We repurchased 461,959 shares of our common stock for approximately $20.0 million during the twenty-eight weeks ended July 13, 2014. The remaining value of shares that may be repurchased under the Company’s current share repurchase program is approximately $11.6 million.
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
In connection with the purchase of formulas from Diversified on June 16, 2014, the Company terminated the formula licensing agreement with the estate of Alvin C. Copeland, the founder of Popeyes and the primary owner of Diversified Foods and Seasonings, Inc. The formula licensing agreement provided that the Company pay the estate of Mr. Copeland approximately $3.1 million annually until March 2029.

Long-Term Debt
For a discussion of our long-term debt, see Note 7 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2. See Note 9 in the 2013 Form 10-K for more information about the Company’s long-term debt.
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

Adjusted earnings per diluted share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

i.
other expense (income), net, which included $0.1 million in asset write downs net of gains on disposals of fixed assets for both the twenty-eight week periods ended July 13, 2014 and July 14, 2013, respectively; and $1.4 million in transition expenses associated with a former executive in the twelve and twenty-eight week periods ended July 13, 2014, and

ii.	the tax effect of these adjustments at the effective statutory rates.
Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for the twelve and twenty-eight week periods ended July 13, 2014 and July 14, 2013, respectively, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations to adjusted earnings per diluted share:

	12 Weeks Ended		28 Weeks Ended
(in millions, except per share data)	7/13/2014	7/14/2013	7/13/2014	7/14/2013
Net income	$8.3	$8.5	$19.4	$18.1
Other expense (income), net	1.4	—	1.5	0.1
Tax effect	(0.5)	—	(0.6)	(0.1)
Adjusted earnings	$9.2	$8.5	$20.3	$18.1
Adjusted earnings per diluted share	$0.39	$0.35	$0.85	$0.75
Weighted average diluted shares outstanding	23.7	24.1	23.8	24.2

Operating EBITDA: Calculation and Definition
The Company defines operating EBITDA as earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net. The following table reconciles on a historical basis for the twenty-eight week periods ended July 13, 2014 and July 14, 2013, respectively, the Company’s operating EBITDA on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statement of operations. Operating EBITDA margin is defined as operating EBITDA divided by total revenues.

	28 Weeks Ended
(in millions)	7/13/2014	7/14/2013
Net income	$19.4	$18.1
Interest expense, net	1.6	2.0
Income tax expense	11.8	10.6
Depreciation and amortization	4.6	3.3
Other expenses (income), net	1.5	0.1
Operating EBITDA	$38.9	$34.1
Total revenues	$123.8	$108.3
Operating EBITDA margin	31.4%	31.5%

Company-operated restaurant operating profit: Calculation and Definition
The Company defines company-operated restaurant operating profit as sales by company-operated restaurants minus restaurant food, beverages and packaging minus restaurant employee, occupancy and other expenses. The following table reconciles on a historical basis for for the twelve and twenty-eight week periods ended July 13, 2014 and July 14, 2013, respectively, company-operated restaurant operating profit to the line item on its condensed consolidated statement of operations entitled sales by company-operated restaurants, which the Company believes is the most directly comparable GAAP measure on its condensed consolidated statements of operations. Company-operated restaurant operating profit margin is defined as company-operated restaurant operating profit divided by sales by company-operated restaurants.

	12 Weeks Ended		28 Weeks Ended
(in millions)	7/13/2014	7/14/2013	7/13/2014	7/14/2013
Sales by company-operated restaurants	$22.3	$17.5	$51.7	$41.4
Restaurant food, beverages and packaging	7.3	5.8	16.9	13.7
Restaurant employee, occupancy and other expenses	10.8	8.5	24.6	19.8
Company-operated restaurant operating profit	$4.2	$3.2	$10.2	$7.9
Company-operated restaurant operating profit margin	18.8%	18.3%	19.7%	19.1%

Free cash flow: Calculation and Definition
The Company defines free cash flow as net income plus depreciation and amortization plus stock-based compensation expense, minus maintenance capital expenditures which includes: for the twenty-eight weeks ended July 13, 2014, $0.6 million in company-operated restaurant reimages, $1.4 million of information technology and corporate office expansion, and $0.7 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment; and for the twenty-eight weeks ended July 14, 2013, $1.2 million in Company-operated restaurant reimaging and $0.6 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and $0.5 million of information technology and other corporate assets.

The following table reconciles on a historical basis for the twenty-eight week periods ended July 13, 2014 and July 14, 2013 , respectively, the Company’s free cash flow on a consolidated basis to the line on its consolidated statements of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statements of operations.

	28 Weeks Ended
(in millions)	7/13/2014	7/14/2013
Net income	$19.4	$18.1
Depreciation and amortization	4.6	3.3
Stock-based compensation expense	2.9	2.9
Maintenance capital expenditures (1)	(2.7)	(2.3)
Free cash flow	$24.2	$22.0

(1) For the twenty-eight weeks ended July 14, 2013, maintenance capital expenditures have been revised to conform with the current year presentation. Information technology expenditures decreased $0.2 million which increased free cash flow by $0.2 million.
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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the twenty-eight weeks ended July 13, 2014 and July 14, 2013, foreign currency revenues represented approximately 4.2% and 4.4%, respectively, of our total revenues. All other things being equal, for the twenty-eight weeks ended July 13, 2014, operating profit would have decreased by approximately $0.5 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of July 13, 2014, approximately $1.2 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 26 foreign countries with approximately 47% of our revenues from international royalties originating from restaurants in Korea, Canada and Turkey.
Interest Rate Risk With Respect to our 2013 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2013 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 13, 2014, we had outstanding borrowings under our 2013 Credit Facility of $106.0 million.
As of July 13, 2014, the Company’s weighted average interest rate for all outstanding indebtedness under the 2013 Credit Facility was approximately 1.4%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2013 Credit Facility would be approximately $1.1 million.
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
(c) Our Evaluation of Popeyes’s Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of Popeyes’s disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and Interim CFO. Based on the evaluation as of the end of the period covered by this report, our CEO and Interim CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
(d) Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the twenty-eight week period ended July 13, 2014 covered by this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2014, we repurchased 221,864 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 5 (4/21/14 — 5/18/14)	—	$—	—	$21,543,453
Period 6 (5/19/14 — 6/15/14)	—	$—	—	$21,543,453
Period 7 (6/16/14 — 7/13/14)	221,864	$45.02	221,864	$11,555,074
Total	221,864	$45.02	221,864	$11,555,074

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

Exhibit 3.2	Articles of Incorporation of the Company, as amended, dated June 24, 2002 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 21, 2014).

Exhibit 3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 3.4	Amendment No. 2 to Amended and Restated Bylaws of the Company, dated January 17, 2014 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 21, 2014).

Exhibit 10.1	Employment Term Letter to Tony Woodard, dated May 13, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 20, 2014).

Exhibit 10.2
Letter re Severance Agreement to Tony Woodard, dated May 13, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 20, 2014).

Exhibit 10.3	Indemnification Agreement to Tony Woodard (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 20, 2014).

Exhibit 10.4	Recipe and Formula Purchase Agreement between the Company and Diversified Foods and Seasonings, L.L.C. ("DFS"), dated June 13, 2014.

Exhibit 10.5†	Supply Agreement between the Company and Diversified, dated June 13, 2014.

Exhibit 10.6	Separation Agreement and General Release between the Company and H. Melville Hope, III.

Exhibit 10.7	Independent Contractor Agreement between the Company and H. Melville Hope, III.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

†	The Company has requested that certain portions of this exhibit be granted confidential treatment.

*	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 13 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Popeyes Louisiana Kitchen, Inc.

Date: August 20, 2014	By:	/s/ Tony Woodard
Tony Woodard
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)