Form 10-Q
period 2014-10-05
POPEYES LOUISIANA KITCHEN, INC.
filed 2014-11-12
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 5, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
As of October 31, 2014 there were 23,335,001 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Popeyes Louisiana Kitchen, Inc.

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	10/5/2014	12/29/2013
Current assets:
Cash and cash equivalents	$10.2	$9.6
Accounts and current notes receivable, net	8.3	8.9
Other current assets	3.6	9.8
Advertising cooperative assets, restricted	31.5	27.8
Total current assets	53.6	56.1
Long-term assets:
Property and equipment, net	88.3	77.6
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	94.8	53.4
Other long-term assets, net	1.9	2.3
Total long-term assets	196.1	144.4
Total assets	$249.7	$200.5
Current liabilities:
Accounts payable	$5.5	$8.5
Other current liabilities	8.6	8.1
Current debt maturities	0.3	0.3
Advertising cooperative liabilities	31.5	27.8
Total current liabilities	45.9	44.7
Long-term liabilities:
Long-term debt	109.7	66.9
Deferred credits and other long-term liabilities	30.7	30.1
Total long-term liabilities	140.4	97.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 23,249,120 and 23,784,041 shares issued and outstanding at October 5, 2014 and December 29, 2013, respectively)	0.2	0.2
Capital in excess of par value	52.9	77.9
Accumulated earnings (deficit)	10.5	(18.7)
Accumulated other comprehensive loss	(0.2)	(0.6)
Total shareholders’ equity	63.4	58.8
Total liabilities and shareholders’ equity	$249.7	$200.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	10/5/2014	10/6/2013	10/5/2014	10/6/2013
Revenues:
Sales by company-operated restaurants	$22.5	$18.6	$74.2	$60.0
Franchise royalties and fees	30.9	29.2	99.7	93.5
Rent from franchised restaurants	1.5	1.5	4.8	4.1
Total revenues	54.9	49.3	178.7	157.6
Expenses:
Restaurant food, beverages and packaging	7.5	6.3	24.4	20.0
Restaurant employee, occupancy and other expenses	10.6	9.0	35.2	28.8
General and administrative expenses	17.1	16.2	58.9	55.0
Occupancy expenses - franchise restaurants	0.7	0.7	2.3	2.6
Depreciation and amortization	2.1	1.6	6.7	4.9
Other expenses (income), net	0.2	0.1	1.7	0.2
Total expenses	38.2	33.9	129.2	111.5
Operating profit	16.7	15.4	49.5	46.1
Interest expense, net	0.8	0.8	2.4	2.8
Income before income taxes	15.9	14.6	47.1	43.3
Income tax expense	6.1	5.6	17.9	16.2
Net income	$9.8	$9.0	$29.2	$27.1

Earnings per common share, basic:	$0.42	$0.38	$1.25	$1.15
Earnings per common share, diluted:	$0.42	$0.37	$1.23	$1.12

Weighted-average shares outstanding:
Basic	23.2	23.6	23.4	23.6
Diluted	23.5	24.1	23.8	24.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	12 Weeks Ended		40 Weeks Ended
	10/5/2014	10/6/2013	10/5/2014	10/6/2013
Net income	$9.8	$9.0	$29.2	$27.1
Other comprehensive income
Net change in fair value of cash flow hedge	—	0.1	—	0.4
Reclassification adjustments for derivative losses included in earnings	0.2	—	0.6	—
Other comprehensive income, before income taxes	0.2	0.1	0.6	0.4
Income tax on other comprehensive income	(0.1)	(0.1)	(0.2)	(0.2)
Other comprehensive income, net of income taxes	0.1	—	0.4	0.2
Comprehensive income	$9.9	$9.0	$29.6	$27.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive (Loss)
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Earnings (Deficit)		Total
Balance at December 29, 2013	23,784,041	$0.2	$77.9	$(18.7)	$(0.6)	$58.8
Net income	—	—	—	29.2	—	29.2
Other comprehensive income, net of income tax	—	—	—	—	0.4	0.4
Repurchases and retirement of shares	(709,700)	—	(30.0)	—	—	(30.0)
Issuance of common stock under stock option plan	116,396	—	1.5	—	—	1.5
Issuance of restricted stock awards, net of forfeitures	58,383	—	(1.8)	—	—	(1.8)
Excess tax benefits from stock-based compensation	—		1.7	—	—	1.7
Stock-based compensation expense	—	—	3.6	—	—	3.6
Balance at October 5, 2014	23,249,120	$0.2	$52.9	$10.5	$(0.2)	$63.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	40 Weeks Ended
	10/5/2014	10/6/2013
Cash flows provided by (used in) operating activities:
Net income	$29.2	$27.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6.7	4.9
Asset write-downs	0.2	0.3
Net gain on sale of assets	(0.1)	(0.1)
Deferred income taxes	(0.1)	1.1
Non-cash interest expense, net	0.9	0.3
Excess tax benefits from stock-based payment arrangements	(1.7)	(2.4)
Stock-based compensation expense	3.6	4.1
Change in operating assets and liabilities:
Accounts receivable	0.7	(0.6)
Other operating assets	7.9	2.6
Accounts payable and other operating liabilities	(1.3)	(0.8)
Net cash provided by operating activities	46.0	36.5
Cash flows used in investing activities:
Capital expenditures	(19.4)	(24.5)
Purchase of recipes and formulas	(41.8)	—
Proceeds from dispositions of property and equipment	—	0.6
Net cash used in investing activities	(61.2)	(23.9)
Cash flows provided by (used in) financing activities:
Principal payments — 2010 credit facility (term loan)	—	(5.8)
Borrowings under 2013 credit facility	43.0	—
Share repurchases	(30.0)	(14.9)
Proceeds from exercise of employee stock options	1.5	2.3
Excess tax benefits from stock-based payment arrangements	1.7	2.4
Other financing activities, net	(0.4)	(0.4)
Net cash provided by (used in) financing activities	15.8	(16.4)
Net increase (decrease) in cash and cash equivalents	0.6	(3.8)
Cash and cash equivalents at beginning of year	9.6	17.0
Cash and cash equivalents at end of quarter	$10.2	$13.2
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
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 29, 2013 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of October 5, 2014, have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2013 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2013 Form 10-K.
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
As of October 5, 2014, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements settled in cash. Unrealized derivative gains or losses on terminated swap agreements are amortized as interest expense over the remaining term of the original swap agreement. The Company expects approximately $0.3 million of net pre-tax derivative losses included in accumulated other comprehensive income at October 5, 2014 will be reclassified into earnings within the next six months.
Reclassifications. The Company has certain non-cash operating and investing activities related to accrued purchases of property and equipment. A revision was made to the condensed consolidated statement of cash flow for the forty week period ended October 6, 2013 which decreased operating cash flows related to the change in accounts payable and other operating liabilities $0.7 million and increased investing cash flows related to capital expenditures $0.7 million. The reclassification in the condensed consolidated statement of cash flows noted above represent errors that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.
In the accompanying condensed consolidated financial statements and in these notes, "Rent from franchised restaurants" and "Occupancy expenses - franchise restaurants" on the condensed consolidated statements of operations were "Rent and other revenues" and "Rent and other occupancy expenses", respectively, in prior years.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 3 — Other Current Assets

(in millions)	10/5/2014	12/29/2013
Prepaid income taxes	$0.5	$5.2
Prepaid expenses and other current assets	3.1	4.6
	$3.6	$9.8
Note 4 — Trademarks and Other Intangible Assets, Net

(in millions)	10/5/2014	12/29/2013
Non-amortizable intangible assets:
Trademarks	$50.0	$50.0
Recipes and formulas	41.8	—
Other	0.6	0.6
	92.4	50.6
Amortizable intangible assets:
Re-acquired franchise rights	7.1	7.1
Accumulated amortization	(4.7)	(4.3)
	2.4	2.8
	$94.8	$53.4
In the second quarter, the Company purchased the recipes and formulas (the "formulas") it uses in the preparation of many of its core menu items from Diversified Foods and Seasonings, L.L.C. for $43.0 million. The Company recorded an intangible asset of $41.8 million, net of royalties due under a 2010 Royalty and Supply Agreement ("2010 Agreement") plus transaction costs.
The formulas were previously licensed to the Company pursuant to the terms of the 2010 Agreement. See Note 10 for further discussion on this commitment.
Note 5 — Other Current Liabilities

(In millions)	10/5/2014	12/29/2013
Accrued wages, bonuses and severances	$5.8	$6.0
Other	2.8	2.1
Other current liabilities	$8.6	$8.1

Note 6 — Fair Value Measurements
The following table reflects assets that are measured at fair value on a recurring basis as of October 5, 2014 and December 29, 2013:

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
October 5, 2014
Financial Assets
Cash equivalents	$9.3	$—	$—	$9.3
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$13.6	$—	$—	$13.6

December 29, 2013
Financial Assets
Cash equivalents	$10.6	$—	$—	$10.6
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$14.9	$—	$—	$14.9
There were no transfers among levels within the fair value hierarchy during the forty weeks ended October 5, 2014.
At October 5, 2014 and December 29, 2013, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.
The fair value of the Company's long-term debt was approximately $114.8 million and $72.2 million on October 5, 2014 and December 29, 2013, respectively. The carrying value of our long-term debt, as discussed in Note 7, was $110.0 million and $67.2 million on October 5, 2014 and December 29, 2013, respectively. The fair value of each of the Company’s long-term debt instruments is based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for a similar debt instrument of comparable maturity and is considered a Level 2 valuation.
Note 7 — Long-term Debt

(In millions)	10/5/2014	12/29/2013
2013 Credit Facility	$106.0	$63.0
Capital lease obligations	2.2	2.2
Other notes	1.8	2.0
	110.0	67.2
Less current portion	(0.3)	(0.3)
Long-term debt	$109.7	$66.9
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
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2013 Credit Facility. As of October 5, 2014, the Company had $0.4 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $28.6 million.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of October 5, 2014, the Company was in compliance with the financial and other covenants of the 2013 Credit Facility. The Company’s weighted average interest rate for all outstanding indebtedness under the 2013 Credit Facility was 1.7% as of October 5, 2014.
Note 8 — Deferred Credits and Other Long-Term Liabilities

(In millions)	10/5/2014	12/29/2013
Deferred franchise revenues	$4.6	$3.5
Deferred gains on unit conversions	0.8	1.0
Deferred rentals	6.9	7.4
Above-market rent obligations	2.5	2.6
Deferred income taxes	13.8	13.6
Other	2.1	2.0
Deferred credits and other long-term liabilities	$30.7	$30.1
Note 9 — Other Expenses (Income), Net

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/5/2014	10/6/2013	10/5/2014	10/6/2013
Disposals of property and equipment	$—	$0.1	$0.2	$0.3
Net gain on sale of assets	—	—	(0.1)	(0.1)
Executive transition expenses	0.2	—	1.6	—
Other expenses (income), net	$0.2	$0.1	$1.7	$0.2
In the forty week period ending October 5, 2014, the Company incurred $1.6 million in other expenses related to executive transition expenses.
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
On June 16, 2014, the Company purchased the formulas from Diversified Foods and Seasonings, L.L.C., formerly Diversified Foods and Seasonings, Inc., for $43.0 million. In connection with the formula purchase, the Company and Diversified terminated the 2010 Agreement and replaced it with a new 2014 Supply Agreement (the "New Supply Agreement"). The term of the new supply agreement continues until March 2034, unless earlier terminated in accordance with the terms of the agreement. See Note 4 for additional detail.
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

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At October 5, 2014, the Company’s insurance reserves of approximately $0.2 million were collateralized by letters of credit of $0.4 million.
Note 11 — Interest Expense, Net

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/5/2014	10/6/2013	10/5/2014	10/6/2013
Interest on debt	$0.4	$0.6	$1.1	$2.1
Reclassification adjustment for derivative losses	0.2	—	0.6	—
Amortization and write-offs of debt issuance costs	0.1	0.1	0.3	0.3
Other debt related charges	0.2	0.2	0.5	0.5
Interest income	(0.1)	(0.1)	$(0.1)	(0.1)
Interest expense, net	$0.8	$0.8	$2.4	$2.8

The decrease in interest expense on debt for the twelve and forty week periods ending October 5, 2014 compared to the prior year is primarily due to the lower effective interest rate under the 2013 Credit Facility.
Note 12 — Income Taxes
The Company’s effective tax rates were 38.4% and 38.4% for the twelve week periods ended October 5, 2014 and October 6, 2013, respectively. The Company's effective tax rates were 38.0% and 37.4% for the forty week periods ended October 5, 2014 and October 6, 2013, respectively. Higher state income tax obligations and expiration of certain tax credits have resulted in a higher effective tax rate in 2014. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

As of October 5, 2014 and December 29, 2013, the amount of unrecognized tax benefits were approximately $1.3 million and $1.4 million, respectively, of which approximately $0.3 million and $0.3 million, respectively, if recognized, would affect the effective income tax rate.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2011 through 2013 are open to audit. In general, the state tax years open to audit range from 2009 through 2013.
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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. There were approximately 0.1 million potentially dilutive shares excluded from the computation of diluted earnings per share for the twelve and forty week periods ended October 5, 2014 and October 6, 2013.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/5/2014	10/6/2013	10/5/2014	10/6/2013
Numerator for earnings per share computation:
Net Income	$9.8	$9.0	$29.2	$27.1

Denominator for basic earnings per share — weighted average shares	23.2	23.6	23.4	23.6
Dilutive employee stock awards	0.3	0.5	0.4	0.5
Denominator for diluted earnings per share	23.5	24.1	23.8	24.1

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

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/5/2014	10/6/2013	10/5/2014	10/6/2013
Revenues
Franchise operations	$32.4	$30.7	$104.5	$97.6
Company-operated restaurants	22.5	18.6	74.2	60.0
	$54.9	$49.3	$178.7	$157.6

Operating profit
Franchise operations	$16.3	$15.0	$47.7	$43.2
Company-operated restaurants	2.7	2.1	10.2	8.0
	19.0	17.1	57.9	51.2
Less unallocated expenses
Depreciation and amortization	2.1	1.6	6.7	4.9
Other expenses (income), net	0.2	0.1	1.7	0.2
Operating Profit	16.7	15.4	49.5	46.1
Interest expense, net	0.8	0.8	2.4	2.8
Income before income taxes	$15.9	$14.6	$47.1	$43.3

Capital expenditures
Franchise operations	$1.1	$3.9	$5.0	$10.7
Company-operated restaurants	5.4	5.0	14.4	13.8
	$6.5	$8.9	$19.4	$24.5

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
As of October 5, 2014, we operated and franchised 2,315 Popeyes restaurants in 47 states, the District of Columbia, three territories, and 26 foreign countries.

Total Operating Restaurants as of:	10/5/2014	12/29/2013
Domestic restaurants:
Company-Operated	58	53
Franchised	1,772	1,716
International restaurants:
Franchised	485	456
Total	2,315	2,225

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
Our people are critical to this long-term strategy and include our franchisees, restaurant crews and corporate employees. As such, going forward we intend to invest in developing our talent: welcoming, inspiring, growing and celebrating our people.  Our goal is to create a culture of servant leadership which is ultimately reflected in the positive experience of our employees and our guests. The measure of our success will be improved employee and guest engagement which we believe will yield improved sales and profits to the enterprise.
Third Quarter 2014 Overview
Our 2014 third quarter results and highlights include the following:

Earnings:

•	Reported net income was $9.8 million, or $0.42 per diluted share.

•
Adjusted earnings per diluted share were $0.42, compared to $0.38 in 2013, representing an increase of 10.5%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

Same-store Sales:

•	Global same-store sales increased 7.3% in 2014, for a two-year growth rate of 12.4%.

◦	Total domestic same-store sales increased 7.2%, compared to 5.1% last year.

◦	International same-store sales increased 8.3%, compared to 5.1% last year.

•	Popeyes domestic same-store sales have outpaced the chicken-QSR segment for 26 consecutive quarters and overall QSR for 12 consecutive quarters according to independent data.

•	Popeyes market share of the domestic chicken-QSR segment reached 23.7%, compared to 21.2% in the prior year.

Openings:

•	The Popeyes system opened 60 restaurants, which included 32 domestic and 28 international restaurants, compared to 39 total openings in the same period of the prior year.

◦	Included in third quarter 2013 domestic openings were the conversion of seven restaurant properties acquired in 2012 in Minnesota and California.

•	Net restaurant openings were 44, compared to 33 net restaurant openings in the same period last year.

Other:

•	Total system-wide sales increased by 12.6%.

•	Total revenues increased approximately 11% to $54.9 million in 2014 from $49.3 million in the prior year.

◦
Total revenues in third quarter 2013 included $1.6 million in one-time non-recurring franchise fees associated with the conversion and franchising of seven restaurant properties acquired in Minnesota and California in 2012.

◦
An additional $1.4 million in one-time non-recurring franchise fees associated with the conversion and franchising of six of the acquired restaurant properties were also recognized in the fourth quarter of 2013.

◦	The total amount of non-recurring fees recognized during fiscal 2013 related to the conversion and franchising of these acquired restaurant properties was approximately $5.5 million.

•
Company-operated restaurant operating profit was $4.4 million, or 19.6% of sales, compared to $3.3 million, or 17.7% of sales in 2013. The restaurant operating profit of company restaurants through the end of the third quarter was $14.6 million, or 19.7% of sales, compared to $11.2 million, or 18.7% of sales last year.

•
Through the end of the third quarter, Operating EBITDA was $57.9 million, or 32.4% of total revenue, compared to $51.2 million, or 32.5% of total revenue, last year, a 13% increase. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Through the end of the third quarter, free cash flow was $35.9 million, compared to $33.3 million in 2013. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	The Company repurchased 247,741 shares of its common stock for approximately $10.0 million. Through the third quarter, the Company repurchased 709,700 shares for approximately $30.0 million.

•	Through the end of the second quarter of 2014, average restaurant operating profit margins before rent of Popeyes domestic freestanding franchised restaurants was 22.9%, compared to 22.0% last year.

A summary of our financial results and key operational metrics is presented below:

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions except per share data)	10/5/2014	10/6/2013	10/5/2014	10/6/2013
Revenues:
Sales by company-operated restaurants	$22.5	$18.6	$74.2	$60.0
Franchise royalties and fees (a)	30.9	29.2	99.7	93.5
Rent from franchised restaurants	1.5	1.5	4.8	4.1
Total revenues	$54.9	$49.3	$178.7	$157.6

Operating profit	$16.7	$15.4	$49.5	$46.1

Net income	$9.8	$9.0	$29.2	$27.1

Earnings per common share, basic	$0.42	$0.38	$1.25	$1.15
Earnings per common share, diluted	$0.42	$0.37	$1.23	$1.12

Global system-wide sales increase	12.6%	12.4%	11.0%	11.3%

Same-store sales increase (b)
Company-operated restaurants	8.5%	4.8%	5.3%	3.2%
Domestic franchised restaurants	7.1%	5.1%	5.0%	4.7%
Total domestic (company-operated and franchised restaurants)	7.2%	5.1%	5.0%	4.6%
International franchised restaurants	8.3%	5.1%	5.4%	4.9%
Total global system	7.3%	5.1%	5.1%	4.6%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	56	47	53	45
New restaurant openings	2	2	6	5
Permanent closings	—	—	(1)	(1)
Restaurants at quarter-end	58	49	58	49
Franchised restaurants (domestic and international)
Restaurants at beginning of period	2,206	2,106	2,172	2,059
New restaurant openings	58	37	117	118
Permanent closings	(16)	(6)	(46)	(45)
Temporary (closings)/re-openings, net	9	1	14	6
Restaurants at quarter-end	2,257	2,138	2,257	2,138
Total system restaurants	2,315	2,187	2,315	2,187

(a)
Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the third quarter of 2014 and 2013, franchisee sales, as reported by our franchisees, were approximately $624.0 million and $555.8 million, respectively. For the forty weeks ended October 5, 2014 and October 6, 2013, franchisee sales, as reported by our franchisees, were approximately $2,008.5 million and $1,816.5 million.

(b)
Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks. Unit conversions are included immediately upon conversion. Temporary closings are excluded from same store sales for the period they are closed.

Looking Forward to the Remainder of 2014

Based on performance through the third quarter, the Company now expects the following for full year fiscal 2014:

•	Same-store sales growth of 5.0% to 5.5%, an increase from previous guidance of 3.0% to 4.0%.

•	General and administrative expenses of $78 to $79 million, at approximately 2.9% of system-wide sales, compared to previous guidance of approximately 3.0% of system-wide sales.

•	Share repurchases of approximately $30 million, compared to previous guidance of $20 to $30 million.

•	Adjusted earnings per diluted share in the range of $1.61 to $1.64, compared to previous guidance of $1.58 to $1.63.

In addition, the Company reiterates the following guidance for full year fiscal 2014:

•
New restaurant openings of 180 to 200, with net restaurant openings of 100 to 130, for a system growth rate of approximately 5%. During 2014, the Company expects to open 10 to 15 new company-operated restaurants.

•	An effective income tax rate of approximately 38%.

•	Capital expenditures for the year of $30 to $35 million.

Comparisons of the Third Quarter for 2014 and 2013
Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $22.5 million in the third quarter of 2014, a $3.9 million increase from the third quarter of 2013. The increase was primarily due to nine net openings over the last four consecutive quarters and a same–store sales increase of 8.5% in the third quarter of 2014.
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
Franchise royalties and fees were $30.9 million in the third quarter of 2014, a $1.7 million increase from the third quarter of 2013. The increase was primarily due to a $3.0 million increase in royalty revenue from positive same-store sales and new franchised restaurants and a $0.3 million increase in renewal, transfer and other franchise revenues partially offset by $1.6 million one-time franchise fees associated with the conversion and franchising of seven restaurant properties in Minnesota and California recognized in third quarter 2013.
Company-operated Restaurant Operating Profit
Company-operated restaurant operating profit (“ROP”) was $4.4 million, or 19.6% of sales, compared to $3.3 million, or 17.7% of sales last year. The $1.1 million increase in ROP was primarily due to higher revenues resulting from net restaurant openings and positive same-store sales. The improvement in ROP margin was primarily attributable to lower food and commodity cost, improved labor controls, and increased leverage on occupancy and other expenses. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $17.1 million, or 2.6% of system-wide sales, compared to $16.2 million, or 2.8% of system-wide sales last year.
The $0.9 million increase in general and administrative expenses was primarily attributable to a:

•	$0.5 million increase in company-operated restaurant management expenses,

•	$0.4 million increase in marketing and menu development expenses

•	$0.3 million increase in domestic franchisee restaurant support services and assessments, and

•	$0.4 million increase in other global support center expenses, net;
partially offset by $0.7 million in savings from the recipes and formulas purchased from Diversified Foods and Seasonings, L.L.C. For further discussion see Note 10 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2.
Depreciation and amortization
Depreciation and amortization was $2.1 million compared to $1.6 million last year. The $0.5 million increase in depreciation and amortization is primarily attributable to depreciation associated with acquired restaurant properties converted and leased to franchisees in Minnesota and California and company-operated restaurant openings.
Other Expenses (Income), Net
Other expense for the twelve weeks ended October 5, 2014 was $0.2 million related to executive transition expenses.
Operating Profit
Operating profit was $16.7 million, a $1.3 million increase compared to 2013. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	12 Weeks Ended
(Dollars in millions)	10/5/2014	10/6/2013	Fluctuation	As a Percent
Franchise operations	$16.3	$15.0	$1.3	8.7%
Company-operated restaurants	2.7	2.1	0.6	28.6%
Operating profit before unallocated expenses	19.0	17.1	1.9	11.1%
Less unallocated expenses:
Depreciation and amortization	2.1	1.6	0.5	31.3%
Other expenses (income), net	0.2	0.1	0.1	50.0%
Operating profit	$16.7	$15.4	$1.3	8.4%
Franchise operations segment operating profit was $16.3 million for the twelve weeks ended October 5, 2014, a $1.3 million or 8.7% increase from 2013. The $1.3 million growth in franchise operations was primarily due to the $1.7 million increase in franchise royalties and fees,partially offset by $0.4 million increases in general and administrative expenses related to marketing and menu development, domestic franchisee restaurant support services and assessments and other general and administrative expenses, net.

Company-operated restaurants segment operating profit was $2.7 million for the twelve weeks ended October 5, 2014, a $0.6 million or 28.6% increase from 2013. The increase was attributable to the $1.1 million increase in restaurant operating profit less a $0.5 million increase in company-operated restaurant management expenses.

Interest Expense, net
Interest expense, net for the twelve weeks ended both October 5, 2014 and October 6, 2013 was $0.8 million. Lower effective interest rates under the 2013 Credit Facility is offset by a higher outstanding debt and the reclassification adjustments for derivative losses on terminated interest rate swap agreements classified in accumulated other comprehensive loss.

Income Tax Expense
Income tax expense was $6.1 million at an effective tax rate of 38.4%, compared to an effective tax rate of 38.4% in 2013. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

Comparisons of the 40 Weeks Ended October 5, 2014 and October 6, 2013

Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $74.2 million in the forty weeks ended October 5, 2014, a $14.2 million increase from 2013. The increase was primarily due to nine net openings over the last four consecutive quarters an a same–store sales increase of 5.3% in 2014.
Franchise Royalties and Fees
Franchise royalties and fees were $99.7 million in the forty weeks ended October 5, 2014, a $6.2 million increase from 2013. The increase was primarily due to a $9.1 million increase in royalty revenue from positive same-store sales and new franchised restaurants and a $1.2 million increase in renewal, transfer and other franchise revenues partially offset by $4.1 million one-time franchise fees associated with the conversion and franchising of eighteen restaurant properties in Minnesota and California recognized in 2013.
Rent from Franchised Restaurants
Rent from franchised restaurants was $4.8 million for the forty weeks ended October 5, 2014, compared to $4.1 million in 2013. The $0.7 million increase was primarily due to increased rents from twenty-six restaurant properties converted and leased to franchisees in Minnesota and California under percentage rent arrangements.
Company-operated Restaurant Operating Profit
Company-operated restaurant operating profit (“ROP”) was $14.6 million, or 19.7% of sales for the forty weeks ended October 5, 2014, compared to $11.2 million, or 18.7% of sales last year. The $3.4 million increase in ROP was primarily due to higher revenues resulting from net restaurant openings and positive same-store sales. The improvement in ROP margin was primarily attributable to lower food and commodity cost, improved labor controls, and increase leverage on occupancy and other expenses. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $58.9 million, or 2.8% of system-wide sales for the forty weeks ended October 5, 2014, compared to $55.0 million, or 2.9% of system-wide sales last year.
The $3.9 million increase in general and administrative expenses was primarily attributable to a:

•	$1.2 million increase in company-operated restaurant management expenses,

•	$1.1 million increase in marketing and menu development expenses,

•	$1.0 million increase in domestic franchisee restaurant support services and assessments,

•	$0.5 million increase in domestic franchise restaurant development expenses, and

•	$1.0 million increase in other global support center expenses, net;
partially offset by $0.9 million in savings from the recipes and formulas purchased from Diversified Foods and Seasonings, L.L.C.
Depreciation and amortization
Depreciation and amortization was $6.7 million compared to $4.9 million last year. The $1.8 million increase in depreciation and amortization is primarily attributable to depreciation associated with new company-operated restaurant openings and acquired restaurant properties converted and leased to franchisees in Minnesota and California.
Other Expenses (Income), Net

Other expense for the forty weeks ended October 5, 2014 was $1.7 million compared to $0.2 million last year. The $1.5 million increase is primarily related to executive transition expenses.

Operating Profit
Operating profit was $49.5 million, a $3.4 million increase compared to 2013. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	40 Weeks Ended
(Dollars in millions)	10/5/2014	10/6/2013	Fluctuation	As a Percent
Franchise operations	$47.7	$43.2	$4.5	10.4%
Company-operated restaurants	10.2	8.0	2.2	27.5%
Operating profit before unallocated expenses	57.9	51.2	6.7	13.1%
Less unallocated expenses:
Depreciation and amortization	6.7	4.9	1.8	36.7%
Other expenses (income), net	1.7	0.2	1.5	—
Operating profit	$49.5	$46.1	$3.4	7.4%
Franchise operations segment operating profit was $47.7 million for the forty weeks ended October 5, 2014, a $4.5 million or 10.4% increase from 2013. The increase in franchise operations was primarily due to the $6.2 million increase in franchise royalties and fees and $1.0 million increase in rents from franchised restaurants net of occupancy expenses partially offset by $2.7 million increases in general and administrative expenses related to marketing and menu development, domestic franchisee restaurant support services and assessments, domestic franchise restaurant development expenses and other general and administrative expenses, net.

Company-operated restaurants segment operating profit was $10.2 million for the forty weeks ended October 5, 2014, a $2.2 million or 27.5% increase from 2013. The increase was attributable to the $3.4 million increase in restaurant operating profit partially offset by a $1.2 million increase in company-operated restaurant management expenses.

Interest Expense, net
Interest expense, net for the forty weeks ended October 5, 2014 was $2.4 million compared to $2.8 million in 2013. The $0.4 million decrease was primarily due to $1.0 million from lower effective interest rates under the 2013 Credit Facility partially offset by $0.6 million reclassification adjustments for derivative losses on terminated interest rate swap agreements classified in accumulated other comprehensive loss.

Income Tax Expense
Income tax expense was $17.9 million at an effective tax rate of 38.0%, compared to an effective tax rate of 37.4% in 2013. Higher state income tax obligations and expiration of certain tax credits have resulted in a higher effective tax rate in 2014. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.
Liquidity and Capital Resources
We finance our business activities with cash flows generated from our operating activities and borrowings under our credit facility.
Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $10.2 million available as of October 5, 2014), available borrowings under our credit facility (approximately $28.6 million available as of October 5, 2014) and the ability to request incremental revolving credit commitments up to an additional $115 million under the credit facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.

Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $46.0 million and $36.5 million for the forty weeks ended October 5, 2014 and October 6, 2013, respectively. The $9.5 million increase in cash flows from operating activities was primarily due to a $3.4 million increase in net income after non-cash adjustments and a $6.1 million change in operating assets and liabilities primarily due to the timing of income tax payments.
Our cash flows from operating activities and available borrowings allow us to reinvest in our core business activities that promote the Company’s strategic initiatives. Our priorities in the use of available cash after investment in growth strategies are the repurchase shares of our common stock and reduction of long-term debt.
Net cash used in investing activities was $61.2 million and $23.9 million for the forty weeks ended October 5, 2014 and October 6, 2013, respectively. The table below summarizes our capital expenditures:

	40 Weeks Ended
(dollars in millions)	10/5/2014	10/6/2013
Construction of new company-operated restaurants	$12.9	$11.8
Conversion of restaurants in Minnesota and California	2.9	9.9
Reimaging activities at company-operated restaurants	0.6	1.3
Information technology and corporate office expansion	2.0	0.8
Other capital assets	1.0	0.7
Total capital expenditures	$19.4	$24.5
On June 16, 2014, the Company purchased the recipes and formulas it uses in the preparation of many of its core menu items from Diversified Foods and Seasonings, L.L.C. for $43.0 million. The Company recorded an intangible asset of $41.8 million, net of royalties due under the former formula licensing agreement plus transaction costs.
Net cash provided by financing activities was $15.8 million for the forty weeks ended October 5, 2014 compared to net cash used by financing activities of $16.4 million for the forty weeks ended October 6, 2013. The $32.2 million increase in cash provided by financing activities was primarily due to $48.8 million increase in net borrowing under revolving credit facilities partially offset by a $15.1 million increase of share repurchases and $1.5 million net cash used by all other financing activities, net.
The Company is in compliance with all debt covenant requirements.
We repurchased 709,700 shares of our common stock for approximately $30.0 million during the forty weeks ended October 5, 2014. On August 28, 2014, the Board of Directors approved an additional $50.0 million for the share repurchase program. The remaining value of shares that may be repurchased under the Company’s current share repurchase program is now approximately $51.5 million.
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
In connection with the purchase of recipes and formulas from Diversified Foods and Seasonings. L.L.C. on June 16, 2014, the Company terminated the formula licensing agreement with the estate of Alvin C. Copeland, the founder of Popeyes and the primary owner of Diversified Foods and Seasonings, Inc. The formula licensing agreement provided that the Company pay the estate of Mr. Copeland approximately $3.1 million annually until March 2029.
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

Adjusted earnings per diluted share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

i.
other expense (income), net, which included $0.1 million, $0.1 million and $0.2 million in asset write downs net of gains on disposals of fixed assets for the twelve week period ended October 6, 2013, the forty week period ended October 5, 2014 and the forty week period ended October 6, 2013 respectively, and

ii.	$0.2 million and $1.6 million in executive transition expenses in the twelve and forty week periods ended October 5, 2014, respectively, and

iii.	the tax effect of these adjustments at the effective statutory rates.
Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for the twelve and forty week periods ended October 5, 2014 and October 6, 2013, respectively, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure.

	12 Weeks Ended		40 Weeks Ended
(in millions, except per share data)	10/5/2014	10/6/2013	10/5/2014	10/6/2013
Net income	$9.8	$9.0	$29.2	$27.1
Other expense (income), net	0.2	0.1	1.7	0.2
Tax effect	(0.1)	—	(0.7)	(0.1)
Adjusted earnings	$9.9	$9.1	$30.2	$27.2
Adjusted earnings per diluted share	$0.42	$0.38	$1.27	$1.13
Weighted average diluted shares outstanding	23.5	24.1	23.8	24.1

Operating EBITDA: Calculation and Definition
The Company defines operating EBITDA as earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net. The following table reconciles on a historical basis for the forty week periods ended October 5, 2014 and October 6, 2013, respectively, the Company’s operating EBITDA on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure. Operating EBITDA margin is defined as operating EBITDA divided by total revenues.

	40 Weeks Ended
(in millions)	10/5/2014	10/6/2013
Net income	$29.2	$27.1
Interest expense, net	2.4	2.8
Income tax expense	17.9	16.2
Depreciation and amortization	6.7	4.9
Other expenses (income), net	1.7	0.2
Operating EBITDA	$57.9	$51.2
Total revenues	$178.7	$157.6
Operating EBITDA margin	32.4%	32.5%

Company-operated restaurant operating profit: Calculation and Definition
The Company defines company-operated restaurant operating profit as sales by company-operated restaurants minus restaurant food, beverages and packaging minus restaurant employee, occupancy and other expenses. The following table reconciles on a historical basis for the twelve and forty week periods ended October 5, 2014 and October 6, 2013, respectively, company-operated restaurant operating profit to the line item on its condensed consolidated statement of operations entitled sales by company-operated restaurants, which the Company believes is the most directly comparable GAAP measure. Company-operated restaurant operating profit margin is defined as company-operated restaurant operating profit divided by sales by company-operated restaurants.

	12 Weeks Ended		40 Weeks Ended
(in millions)	10/5/2014	10/6/2013	10/5/2014	10/6/2013
Sales by company-operated restaurants	$22.5	$18.6	$74.2	$60.0
Restaurant food, beverages and packaging	7.5	6.3	24.4	20.0
Restaurant employee, occupancy and other expenses	10.6	9.0	35.2	28.8
Company-operated restaurant operating profit	$4.4	$3.3	$14.6	$11.2
Company-operated restaurant operating profit margin	19.6%	17.7%	19.7%	18.7%

Free cash flow: Calculation and Definition
The Company defines free cash flow as net income plus depreciation and amortization plus stock-based compensation expense, minus maintenance capital expenditures which includes: for the forty weeks ended October 5, 2014, $0.6 million in company-operated restaurant reimaging, $2.0 million of information technology and other corporate assets, and $1.0 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities and equipment; and for the forty weeks ended October 6, 2013, $1.3 million in company-operated restaurant reimaging, $0.8 million of information technology and other corporate assets, and $0.7 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities.

The following table reconciles on a historical basis for the forty week periods ended October 5, 2014 and October 6, 2013, respectively, the Company’s free cash flow on a consolidated basis to the line on its consolidated statements of operations entitled net income, which the Company believes is the most directly comparable GAAP measure.

	40 Weeks Ended
(in millions)	10/5/2014	10/6/2013
Net income	$29.2	$27.1
Depreciation and amortization	6.7	4.9
Stock-based compensation expense	3.6	4.1
Maintenance capital expenditures (1)	(3.6)	(2.8)
Free cash flow	$35.9	$33.3

(1) For the forty weeks ended October 6, 2013, maintenance capital expenditures have been revised to conform with the current year presentation. Company-operated restaurant reimages expenditures decreased $0.1 million which increased free cash flow by $0.1 million.
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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the forty weeks ended October 5, 2014 and October 6, 2013, foreign currency revenues represented approximately 4.5% and 4.4%, respectively, of our total revenues. All other things being equal, for the forty weeks ended October 5, 2014, operating profit would have decreased by approximately $0.7 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of October 5, 2014, approximately $1.2 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 26 foreign countries with approximately 48% of our revenues from international royalties originating from restaurants in Korea, Canada and Turkey.
Interest Rate Risk With Respect to our 2013 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2013 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of October 5, 2014, we had outstanding borrowings under our 2013 Credit Facility of $106.0 million.
As of October 5, 2014, the Company’s weighted average interest rate for all outstanding indebtedness under the 2013 Credit Facility was approximately 1.7%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2013 Credit Facility would be approximately $1.1 million.
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
(d) Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the forty week period ended October 5, 2014 covered by this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2014, we repurchased 247,741 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 8 (7/14/14 — 8/10/14)	—	$—	—	$11,555,074
Period 9 (8/11/14 — 9/7/14)	—	$—	—	$61,555,074
Period 10 (9/8/14 — 10/05/14)	247,741	$40.39	247,741	$51,549,887
Total	247,741	$40.39	247,741	$51,549,887

All shares were purchased pursuant to the Company's share repurchase program previously announced on July 22, 2002. On August 28, 2014, the Company's Board of Directors approved an additional $50 million for the purchase of shares under the share repurchase program.

Item 6. Exhibits
(a) Exhibits

Exhibit 3.1
Articles of Incorporation of Popeyes Louisiana Kitchen, Inc. (the "Company") (f/k/a AFC Enterprises, Inc.), as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Articles of Amendment of Articles of Incorporation of the Company dated January 17, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 21, 2014).

Exhibit 3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 3.4	Amendment No. 2 to Amended and Restated Bylaws of the Company, dated January 17, 2014 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 21, 2014).

Exhibit 10.1	Employment Agreement, dated August 21, 2014, between the Company and William P. Matt.

Exhibit 10.2	Letter, dated August 21, 2014, from the Company to William P. Matt regarding relocation benefits.

Exhibit 10.3	Indemnification Agreement dated August 21, 2014, by and between the Company and William P. Matt.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Popeyes Louisiana Kitchen, Inc.

Date: November 12, 2014	By:	/s/ William Matt
William Matt
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)