Form 10-K
period 2014-12-28
POPEYES LOUISIANA KITCHEN, INC.
filed 2015-02-26
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2).    Yes  ☐    No  ☑
As of July 11, 2014 (the last business day of the registrant’s second quarter for 2014), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the NASDAQ Global Market System, was approximately $947,312,000.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 23, 2015
Common stock, $0.01 par value per share	23,116,070 shares
Documents incorporated by reference: Portions of our 2014 Proxy Statement are incorporated herein by reference in Part III of this Annual Report.

Popeyes Louisiana Kitchen, Inc.

PART I.
Item 1.  BUSINESS
Popeyes Louisiana Kitchen, Inc. (“Popeyes” or “the Company”) develops, operates, and franchises quick-service restaurants (“QSRs” or “restaurants”) under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen. Within Popeyes, we manage two business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found in Note 20 to our Consolidated Financial Statements included in this Form 10-K.
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
As of December 28, 2014, we operated and franchised 2,379 Popeyes restaurants in 48 states, the District of Columbia, three territories and 26 foreign countries.

Total Global Restaurants as of December 28, 2014	
Domestic restaurants:	
Company - operated	65
Franchised	1,805
International restaurants:	
Franchised	509
Total global restaurants	2,379

50+ restaurants in the state	
10 - 49 restaurants in the state	
1 - 9 restaurants in the state	
No presence in the state

As of December 28, 2014, of our 1,805 domestic franchised restaurants, approximately 70% were concentrated in Texas, California, Florida, Louisiana, New York, Illinois, Georgia, Maryland, New Jersey, Virginia, and Mississippi. Of our 509 international franchised restaurants, approximately 60% were located in South Korea, Turkey, and Canada. Of our 65 company-operated restaurants, approximately 77% were concentrated in Louisiana, Indiana, and Tennessee.
Financial information concerning our domestic and international operations can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Our Business Strategy
The Company’s Strategic Roadmap focuses exclusively on growing the value of our single brand, Popeyes Louisiana Kitchen, through franchising with the best franchise owners to grow the Popeyes footprint globally and operating a select number of our own restaurants. Franchising is our primary focus and our franchisees are our number one customer. As such, our primary objective is to deliver sales and profits by offering excellent investment opportunities in the Popeyes brand and providing exceptional support systems and services to our franchise owners who sign long-term franchise agreements.
In 2008, the Company's Strategic Roadmap was launched with four organizing pillars to its strategy which are used to set priorities and allocate resources. These pillars are:
•Build a Distinctive Brand
•Create Memorable Experiences
•Grow Restaurant Profits
•Accelerate Quality Restaurant Openings
Our consistent execution against these four pillars has delivered strong, sustainable results over the last seven years. We will continue to execute against these core strategies as we evaluate future strategic investments in the areas of human capital and international expansion.
Human capital investments will reside in a new fifth pillar to our roadmap entitled - Develop Servant Leaders. This pillar will focus on providing top tier support to our systems restaurants while growing the capabilities of restaurant leaders throughout our global system. Our goal is to create a culture of servant leadership to improve employee engagement, and, in turn, provide a guest experience as legendary as our food.
We will also make additional international investments to accelerate our unit growth. Our primary focus will be the traditional franchising model, supported with an investment in brand-building media to create strong Popeyes brand awareness and trial. This media investment has proved to deliver strong results and returns. We will also consider direct capital investments where opportunities exists to jump-start new international markets and to unlock new unit growth, as we have done previously in the U.S. markets of Indianapolis and Charlotte.
Additionally, we will continue to make select, strategic investments in domestic company-operated restaurants to lead the system on matters such as real estate selection, store design and layout, and people practices.
After funding our strategic initiatives, we expect to return excess operating cash flow to our shareholders. We also have the opportunity to adjust our capital structure and take greater advantage of our borrowing capacity to first fuel our strategic growth opportunities and then to opportunistically repurchase shares of our common stock. We envision moving our consolidated total leverage ratio from the current 1.4 to a range of 2.5 to 3.5 over the course of the next two to three years.
Our Agreements with Popeyes Franchisees
Our strategy places a heavy emphasis on increasing the number of restaurants in the Popeyes system through franchising activities. As of December 28, 2014, we had 340 franchisees operating restaurants within the Popeyes system, and several preparing to become franchisee operators. Our largest domestic franchisee operates 132 restaurants and our largest international franchisee operates 109 restaurants. The following discussion describes the standard arrangements we enter into with our Popeyes franchisees.
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
Domestic Franchise Agreements. Following the execution of a development agreement, we enter into franchise agreements with our franchisees that convey the right to operate a specific Popeyes restaurant at a site to be selected by the franchisee and approved by us within 180 days from the execution of the franchise agreement. Our current franchise agreements generally provide for payment of a franchise fee of $35,000 per location.
These agreements generally require franchisees to pay a 5% royalty on net restaurant sales. In addition, franchisees must contribute to national and local advertising funds. Payments to the advertising funds are generally 4% of net restaurant sales. Some of our institutional and older franchise agreements provide for lower royalties and advertising fund contributions.

Development Incentive Programs. We have established development incentive programs to encourage franchisees to develop and open new Popeyes restaurants. Based on the terms of the programs, franchise fees can be waived or reduced in addition to royalty rate percentages reduced.
International Development Agreements. Our international franchise development agreements are similar to our domestic franchise development agreements, though the development time frames can be longer and with development fees of up to $15,000 for each restaurant developed. Depending on the market, limited sub-franchising rights may also be granted.

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
Purchasing Cooperative. Supplies are generally provided to our domestic franchised and company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We and our Popeyes franchisees hold membership interests in SMS in proportion to the number of restaurants owned. As of December 28, 2014, we held one of five seats on the SMS board of directors and our voting interests were approximately 3%. Our Popeyes franchise agreements require that each domestic franchisee join SMS.
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
Marketing and Advertising
Each Popeyes restaurant, company-operated or franchised, contributes to an advertising fund that supports (1) branding and marketing initiatives, including the development of marketing materials that are used throughout our domestic restaurant system and (2) local marketing programs. We act as the agent for the fund and coordinate its activities. We and our Popeyes franchisees made contributions to the advertising fund of approximately $110.2 million in 2014, $94.2 million in 2013, and $85.6 million in 2012.
Fiscal Year and Seasonality
During 2014 and 2013, the fiscal year included 52 weeks and our fiscal year was composed of 13 four-week accounting periods and ends on the last Sunday in December. During 2012, our fourth fiscal quarter was 13 weeks and the fiscal year included 53 weeks. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks.
Seasonality has little effect on our operations.
Employees
As of January 25, 2015, we had approximately 1,846 hourly employees working in our company-operated restaurants. Additionally, we had approximately 83 employees involved in the management of our company-operated restaurants, composed of restaurant managers, multi-unit managers and field management employees. We also had approximately 229 employees responsible for corporate administration, franchise services and business development.
None of our employees are covered by a collective bargaining agreement. We believe that the dedication of our employees is critical to our success and that our relationship with our employees is good.
Intellectual Property and Other Proprietary Rights
We own a number of trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, or for which we have made application to register, including “Popeyes,” “Popeyes Chicken & Biscuits,” and the brand logos for Popeyes and Popeyes Louisiana Kitchen. In addition, we have registered, or made application to register, one or more of these marks and others, or their linguistic equivalents, in foreign countries in which we do business, or are contemplating doing business. There is no assurance that we will be able to obtain the registration for the marks in every country where registration has been sought. We consider our intellectual property rights to be important to our business and we actively defend and enforce them.
In June 2014, the Company purchased the recipes and formulas (the "formulas") it uses in the preparation of many of its core menu items from Diversified Foods and Seasonings, L.L.C. ("Diversified"). The formulas were previously licensed to the Company pursuant to the terms of a 2010 Royalty and Supply Agreement (the "old agreement"). In connection with the formulas purchase, the Company and Diversified terminated the old agreement and replaced it with a new 2014 Supply Agreement (the "new supply agreement"). The new supply agreement provides that the Company agrees to utilize, and to require its franchisees to utilize Diversified as the exclusive supplier of certain agreed upon core products in the continental United States. The term of the new supply agreement continues until March 2034, unless earlier terminated in accordance with the terms of the agreement.

International Operations
We continue to expand our international operations through franchising. As of December 28, 2014, we had 509 franchised international restaurants. During 2014, franchise revenues from these operations represented approximately 10.3% of our total franchise revenues. For each of 2014, 2013, and 2012, international revenues represented 5.7%, 6.4% and 6.9% of total revenues, respectively.
Insurance
We carry property, general liability, business interruption, crime, directors and officer’s liability, privacy and network liability, employment practices liability, environmental and workers’ compensation insurance policies, which we believe are customary for businesses of our size and type. Pursuant to the terms of their franchise agreements, our franchisees are also required to maintain certain types and levels of insurance coverage, including commercial general liability insurance, workers’ compensation insurance, all risk property and automobile insurance.
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
We have franchise agreements related to the operation of restaurants located on various U.S. military bases which are with certain governmental agencies and are subject to renegotiation of profits or termination at the election of the U.S. government. During 2014, royalty revenues from these restaurants were approximately $2.1 million.
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
Environmental Matters
We are subject to various federal, state and local laws regulating the discharge of pollutants into the environment. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. Certain of our current and formerly owned and/or leased properties are known or suspected to have been used by prior owners or operators as retail gas stations and a few of these properties may have been used for other environmentally sensitive purposes. Certain of these properties previously contained underground storage tanks (“USTs”) and some of these properties may currently contain abandoned USTs. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current or former owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at our properties that are unrelated to USTs. We have obtained insurance coverage that we believe is reasonable to manage any potential risks related to environmental remediation liabilities.
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
As of December 28, 2014, we franchised 1,805 restaurants domestically and 509 restaurants in Puerto Rico, Guam, the Cayman Islands and 26 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants. If our franchisees are unable to open a sufficient number of restaurants, our growth strategy could be significantly impaired.
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
Our operating results are dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants. How well our franchisees operate their restaurants and their desire to maintain their franchise relationship with us is outside of our direct control. In addition, economic conditions and the availability of credit may have an adverse impact on our franchisees. Any failure of these franchisees to operate their restaurants successfully or the loss of these franchisees could adversely impact our operating results. As of December 28, 2014, we had 340 franchisees operating restaurants within the Popeyes system and several preparing to become franchisee operators. The largest of our domestic franchisees operates 132 Popeyes restaurants; and the largest of our international franchisees operates 109 Popeyes restaurants. Typically, each of our international franchisees is responsible for the development of significantly more restaurants than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully or continue to maintain their franchise relationships with us.
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
Factors that may cause our results or same-store sales to fluctuate include the following:

•	the opening of new restaurants by us or our franchisees;

•	the closing of restaurants by us or our franchisees;

•	increases in the number of restaurant properties leased or sub-leased to franchisees under percentage rent arrangements;

•	volatility of gasoline prices;

•	increases in labor costs;

•	increases in the cost of commodities and paper products;

•	inclement weather patterns; and

•	economic conditions generally, and in each of the markets in which we, or our franchisees, are located.

•	the change in competitive factors
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
We and our franchisees rely on computer systems and information technology to conduct our business. These systems are inherently vulnerable to disruption or failure, as well as internal and external security breaches, or other disruptive problems caused by hackers. A failure of these systems could cause an interruption in our business which could have a material adverse effect on our results of operations and financial condition.
In addition, we receive and maintain certain personal information about our customers, franchisees and employees. The use of this information by us is regulated by applicable law. If our or our franchisees' security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as our restaurant operations and results of operations and financial condition. Additionally, we could be subject to litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.
Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.
We also face currency, economic, political, and other risks associated with our international operations. As of December 28, 2014, we had 509 franchised restaurants in Puerto Rico, Guam, the Cayman Islands and 26 foreign countries. Business at these operations is conducted in the respective local currency. The amount owed to us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. We expect that our franchise revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.
Disruptions in the financial markets may adversely affect the availability and cost of credit and changes in economic conditions may impact consumer spending patterns.
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
Disruptions in the financial markets and adverse changes to economic conditions may also affect consumer spending patterns. There can be no assurances that governmental or other responses to economic challenges will restore or maintain consumer confidence, stabilize the markets or increase or maintain liquidity and the availability of credit. Declines in or displacement of our guests’ discretionary spending could reduce traffic in our system’s restaurants and/or limit our ability to raise prices.
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
Inefficient restaurant technology or the failure to successfully implement technology initiatives in the future could adversely impact operating results.
We and our franchisees rely on technology in the restaurants not only to efficiently operate but also to drive sales growth and margin improvement. Our strategic technology initiatives may not be timely implemented or may not achieve the desired results. Certain technology systems may also be unreliable or inefficient, and the technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems supporting operations. Additionally, implementing the evolving technology demands of the consumer may place a significant financial burden on our restaurant operators. Any such deficiencies could impact sales and profitability by disrupting our operations, damaging our reputation or subjecting us to excessive costs and liabilities.
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
The 2013 Credit Facility contains financial and other covenants, including covenants which require us to maintain various financial ratios, limit our ability to incur additional indebtedness, restrict the amount of capital expenditures that may be incurred, restrict the payment of cash dividends and limit the amount of debt which can be loaned to our franchisees or guaranteed on their behalf. This facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. The 2013 Credit Facility includes customary events of default, including, but not limited to, the failure to maintain the financial ratios described above, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. The restrictive covenants in our 2013 Credit Facility may limit our ability to expand our business, and our ability to comply with these provisions may be impacted by events beyond our control. A failure to comply with any of the financial and operating covenants included in the 2013 Credit Facility would result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time were we to default on the terms and conditions of the 2013 Credit Facility and the debt were accelerated by the facility’s lenders, such developments would have a material adverse impact on our financial condition and our liquidity.
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
The following table sets forth the locations by state of our company-operated restaurants as of December 28, 2014:

	Land and Buildings Owned	Land and/or Buildings Leased	Total
Louisiana	5	20	25
Tennessee	2	8	10
Indiana	9	6	15
Mississippi	2	3	5
North Carolina	1	7	8
Arkansas	—	1	1
South Carolina	1	—	1
Total	20	45	65
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

The following table sets forth the locations by state of land and buildings which we lease or sublease to our franchisees as of December 28, 2014:

	Land and Buildings Owned	Land and/or Buildings Leased	Total
Texas	3	18	21
Georgia	—	16	16
California	9	4	13
Minnesota	9	4	13
Tennessee	1	3	4
Colorado	—	1	1
Pennsylvania	2	—	2
Total	24	46	70
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
Item 4.  MINE SAFETY DISCLOSURES
None.
PART II.
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock currently trades on the NASDAQ Global Market under the symbol “PLKI.”
The following table sets forth the high and low per share sales prices of our common stock, by quarter, for fiscal years 2014 and 2013.

	2014		2013
(Dollars per share)	High	Low	High	Low
First Quarter	$43.44	$36.44	$36.77	$25.68
Second Quarter	$46.12	$35.74	$38.59	$31.13
Third Quarter	$42.03	$38.67	$44.45	$35.78
Fourth Quarter	$56.74	$41.03	$45.22	$37.01
Share Repurchases
A share repurchase program approved by the Board of Directors is presently in place. On August 29, 2014 the Board of Directors approved an additional $50.0 million for the share repurchase program. See Note 12 to our Consolidated Financial Statements included in this Form 10-K.

During 2014, we repurchased and retired 891,931 shares of common stock for approximately $40.0 million. During 2013, we repurchased and retired 504,295 shares of common stock for approximately $19.9 million. During 2012, we repurchased and retired 741,228 shares of common stock for approximately $15.2 million.
During the fourth quarter of 2014, we repurchased 182,231 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 11 (10/06/14 to 11/02/14)	—	$—	—	$51,549,887
Period 12 (11/03/14 to 11/30/14)	—	$—	—	$51,549,887
Period 13 (12/01/14 to 12/28/14)	182,231	$54.88	182,231	$41,548,962
Total	182,231	$54.88	182,231	$41,548,962

On February 20, 2015, the Company's Board of Directors approved a multi-year share repurchase authorization increasing the maximum value of shares that may be repurchased under the plan to $100 million.

Shareholders of Record
As of January 25, 2015, we had 121 shareholders of record of our common stock.
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

Stock Performance Graph
The following stock performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the S&P 1500 Restaurants Index (the “peer group index”). Stock performance is compared for the five fiscal year period ended December 28, 2014. The cumulative total return computations set forth in the performance graph assume the investment in the Company’s common stock and in each index was $100 at the end of fiscal 2009, and, with respect to the indices, that all dividends were reinvested.

$800
$700
$600
$500
$400
$300
$200
$100
$0
Popeyes Louisiana Kitchen, Inc.
S&P 500 Index
S&P 1500 Restaurants Index
12/27/2009
12/26/2010
12/25/2011
12/30/2012
12/29/2013
12/28/2014

Comparison of Cumulative Five Year Total Return

Company Name / Index	12/27/2009	12/26/2010	12/25/2011	12/30/2012	12/29/2013	12/28/2014
Popeyes Louisiana Kitchen, Inc.	100	179	183	317	474	687
S&P 500 Index	100	113	112	127	165	187
S&P 1500 Restaurants Index	100	133	166	167	211	221

Item 6.  SELECTED FINANCIAL DATA
The following data was derived from our Consolidated Financial Statements. Such data should be read in conjunction with our Consolidated Financial Statements and the notes thereto and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 of this Annual Report.

(In millions, except per share data)	2014	2013	2012	2011	2010
Summary of Operations:
Revenues:(1)
Sales by company-operated restaurants(2)	$97.2	$78.7	$64.0	$54.6	$52.7
Franchise royalties and fees(3)	131.3	121.9	110.5	95.0	89.4
Rent from franchised restaurants(4)	7.1	5.4	4.3	4.2	4.3
Total revenues	235.6	206.0	178.8	153.8	146.4
Expenses:
Restaurant food, beverages and packaging	32.0	26.1	21.7	18.3	16.8
Restaurant employee, occupancy and other expenses	46.8	37.9	31.2	26.1	25.8
General and administrative expenses	78.9	73.4	67.6	61.3	56.4
Occupancy expenses - franchise restaurants	3.2	3.4	2.9	2.7	2.1
Depreciation and amortization	8.7	6.7	4.6	4.2	3.9
Other expenses (income), net(5)	1.2	0.3	(0.5)	0.5	0.2
Total expenses	170.8	147.8	127.5	113.1	105.2
Operating profit	64.8	58.2	51.3	40.7	41.2
Interest expense, net(6)	3.0	3.7	3.6	3.7	8.0
Income before income taxes	61.8	54.5	47.7	37.0	33.2
Income tax expense	23.8	20.4	17.3	12.8	10.3
Net income	$38.0	$34.1	$30.4	$24.2	$22.9

Earnings per common share, basic	$1.63	$1.44	$1.27	$0.99	$0.91
Earnings per common share, diluted	$1.60	$1.41	$1.24	$0.97	$0.90

Weighted average shares outstanding:
Basic	23.3	23.6	23.9	24.5	25.3
Diluted	23.8	24.1	24.5	25.0	25.5

Summary of cash flow data:
Share repurchases	$40.0	$19.9	$15.2	$22.3	$—

Year-end balance sheet data:
Total assets	$260.3	$200.5	$172.4	$135.6	$123.9
Total debt	109.9	67.2	72.8	64.0	66.0

(1)	Factors that impact the comparability of revenues for the years presented include:

(a)	The effects of restaurant openings, closings, unit conversions, franchisee sales and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

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

(a)
The Company opened thirteen, nine, five and two company restaurants in 2014, 2013, 2012 and 2011, respectively.   The impact of new restaurant openings net of one closure in 2014 and 2013 was an increase in company-operated sales of $15.3 million in 2014 compared to 2013, $14.9 million in 2013 compared to 2012, $5.5 million in 2012 compared to 2011, and $1.3 million in 2011 compared to 2010.

(3)	Factors that impact franchise royalties and fees include:

(a)
Franchise revenues are principally composed of royalty payments from franchisees that are are generally 5% of franchise net restaurant sales. While franchise sales are not recorded as revenue by the Company, management believes they are important in understanding the Company’s financial performance because these sales are indicative of the Company’s health, given the Company’s strategic focus on growing its overall business through franchising. Total franchisee sales were $2.640 billion in 2014, $2.358 billion in 2013, $2.189 billion in 2012, $1.932 billion in 2011, and $1.811 billion in 2010.

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

(4)
Rent from franchised restaurants are composed of rents and percentage rents associated with properties leased or sub-leased to franchisees. Percentage rents earned from twenty-six restaurant properties converted and franchised in Minnesota and California increased rent from franchised restaurants $0.7 million in 2014 compared to 2013 and $1.9 million in 2013 compared to 2012. In the 4th quarter of 2014, the Company recognized $0.9 million in lease termination fees from the sale of four restaurants leased to franchisees. The assignment of leases to franchisees and lease terminations in 2013 and 2012 reduced rent from franchised restaurants by $0.6 million in 2013 compared to 2012.

(5)	Factors that impact the comparability of other expenses (income), net for the years presented include:

a.	During 2014, the Company incurred $2.0 million in executive transition expense.

b.	The Company recognized a $0.8 million gain from the sale of four properties to franchisees for approximately $2.2 million in 2014.

c.
During 2012, other income includes a $0.3 million gain on the sale of real estate to a franchisee and the recognition of $0.5 million in deferred gains related to seven properties formerly leased to a franchisee.

d.	During 2011, the Company sold two properties to a franchisee for approximately $0.7 million and recognized a gain of $0.5 million.

e.	The Company recognized $0.8 million in expense for the corporate support center relocation in 2011.

f.	During 2014, 2013, 2012, 2011, and 2010 disposals of fixed assets were approximately $0.2 million, $0.4 million, $0.3 million, $0.5 million, and $0.7 million, respectively.

(6)	Factors that impact the comparability of interest expense, net for the years presented include:

a.	During 2014, we expensed $1.6 million in interest expense on debt compared to $2.4 million in 2013. This decrease is primarily due to the lower effective interest rate under the 2013 Credit Facility.

b.	During 2014, we expensed $0.8 million for derivative losses on terminated interest rate swap agreements classified in accumulated other comprehensive loss.

c.
During 2013, we expensed $0.4 million as a component of interest expense, net in connection with the re-financing of our 2013 Credit Facility. See Note 9 to our Consolidated Financial Statements included in this Form 10-K for details on the 2013 Credit Facility.

d.
In 2011, interest from term loans decreased $3.2 million compared to 2010 primarily due to lower interest rates from the Credit Facility refinanced in 2010. See Note 9 to our Consolidated Financial Statements included in this Form 10-K for details on the 2010 Credit Facility.

e.	During 2010 we expensed $0.6 million as a component of Interest expense, net in connection with the extinguishment of the 2005 Credit Facility term loan.

Summary of System-Wide Data
The following table presents financial and operating data for the Popeyes restaurants we operate and those that we franchise. The data presented is unaudited. Data for franchised restaurants is derived from information provided by our franchisees. We present this data because it includes important operational measures relevant to the QSR industry.

	2014	2013	2012	2011	2010
Global system-wide sales increase (1)	12.3%	8.2%	13.5%	6.6%	5.1%
Company-operated restaurants same-store sales increase (decrease)	5.7%	2.3%	5.3%	1.1%	4.0%
Domestic franchised restaurants same-store sales increase	6.4%	3.6%	7.5%	3.1%	2.5%
Total domestic same-store sales increase	6.3%	3.6%	7.5%	3.0%	2.5%
International franchised restaurants same-store sales increase	5.1%	4.7%	2.6%	3.3%	3.1%
Total global same-store sales increase (2)	6.2%	3.7%	6.9%	3.1%	2.6%

Company-operated restaurants (all domestic)
Restaurants at beginning of year	53	45	40	38	37
New restaurant openings	13	9	5	2	1
Permanent closings	(1)	(1)	—	—	—
Restaurants at end of year	65	53	45	40	38

Franchised restaurants (domestic and international)
Restaurants at beginning of year	2,172	2,059	1,995	1,939	1,906
New restaurant openings	188	185	136	138	105
Permanent closings	(52)	(67)	(75)	(75)	(67)
Temporary (closings)/re-openings, net (3)	6	(5)	3	(7)	(5)
Restaurants at end of year	2,314	2,172	2,059	1,995	1,939
Total system restaurants	2,379	2,225	2,104	2,035	1,977

New franchised restaurant openings
Domestic	108	115	79	71	44
International	80	70	57	67	61
Total new franchised restaurant openings	188	185	136	138	105

Franchised restaurants
Domestic	1,805	1,716	1,634	1,587	1,542
International	509	456	425	408	397
Restaurants at end of year	2,314	2,172	2,059	1,995	1,939

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
Nature of Business
Popeyes develops, operates, and franchises quick-service restaurants under the trade names Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen (collectively “Popeyes”) in 48 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands, and 26 foreign countries. Popeyes has two reportable business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 20 to our Consolidated Financial Statements.
2014 Overview
We accomplished the following results in 2014 as a result of disciplined execution against our strategic plan:

•
Reported net income was $38.0 million, or $1.60 per diluted share, compared to $34.1 million, or $1.41 per diluted share, in 2013. Adjusted earnings per diluted share were $1.65 compared to $1.43 in 2013, an increase of approximately 15%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Global system-wide sales increased approximately 12.3%, for a two-year growth rate of over 20%.

•	Global same-store sales increased 6.2%, compared to a 3.7% increase last year, for a two-year growth of 9.9%.

•
The Popeyes system opened 201 restaurants including 13 company-operated restaurants, compared to 194 last year, and permanently closed 53 restaurants, resulting in 148 net openings, compared to 126 in 2013. The Popeyes system opened more new restaurants in fiscal 2014 than in any single year in the last 16 years.

•	Approximately 430 domestic restaurants were remodeled in the new Popeyes Louisiana Kitchen image bringing the total to about 1,530 restaurants, or 82% of the domestic system.

•	General and administrative expenses were $78.9 million, at 2.9% of system-wide sales, compared to $73.4 million at 3.0% of system-wide sales in 2013.

•
Operating EBITDA of $74.7 million was 31.7% of total revenues, compared to $65.2 million, at 31.7% of total revenues last year. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Free cash flow was $48.0 million, compared to $42.5 million in 2013. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	The Company repurchased 891,931 shares of its common stock for approximately $40.0 million.

•	The Company purchased the recipes and formulas it uses in the preparation on many of its core menu items for $43.0 million from Diversified Foods and Seasonings, L.L.C. ("Diversified").

2014 Same-Store Sales
Global same-store sales increased 6.2%, compared to a 3.7% increase in 2013.

Total domestic same-store sales increased 6.3%, compared to a 3.6% increase last year. For six consecutive years, our domestic same-store sales have outpaced the chicken-QSR and the entire QSR categories, according to independent data. This positive sales growth reflects Popeyes continued menu innovation, supported by expanded relevant advertising and strengthened restaurant execution which has led to an increase in Popeyes market share of the chicken-QSR category to 23.2% for 2014.

Company-operated restaurant same-store sales increased 5.7%, compared to 2.3% in 2013. Same-store sales in 2014 were comprised of 10% in our heritage markets, New Orleans and Memphis, partially offset by negative same-store sales in Indianapolis and Charlotte. The Company expects that in the near-term, same-store sales in its new company-operated markets of both Indianapolis and Charlotte will be negatively impacted as new restaurants are developed in those emerging markets and rollover high first year sales volumes.

International same-store sales increased 5.1%, compared to a 4.7% increase last year, the eighth consecutive year of positive same-store sales growth.

2015 Operating and Financial Outlook

Globally, in 2015, the Company expects:

•	Same-store sales growth in the range of 3.5% to 4.5%.

•
New restaurant openings in the range of 200 to 225, including approximately 85 to 95 internationally. Net restaurant openings are expected to be in the range of 115 to 150, for a net unit growth rate of approximately 5% to 6%. During 2015, the Company expects to open three to five new company-operated restaurants.

•	General and administrative expenses are expected to be approximately 2.9% of system-wide sales maintaining a rate that supports long-term growth.

•	Capital expenditures for the year are expected to be $15 to $20 million, including approximately $12.5 million for company-operated restaurant development and relocations.

•	Adjusted earnings per diluted share in the range of $1.83 - $1.88, reflecting growth of approximately 11% to 14%.

•	In 2015, the Company expects to repurchase $40 to $50 million in outstanding shares, compared to $40 million in 2014.

•	The Company’s effective income tax rate in 2015 is expected to be approximately 38%, compared to 38.5% in 2014.

Long-Term Guidance
 Over the course of the upcoming five years, the Company believes the execution of its Strategic Roadmap will deliver the following results on an average annualized basis:

•	same-store sales growth of 2% to 4%, an increase from previous guidance of 1% to 3%.

•	net unit growth of 5% to 7%, an increase from previous guidance of 4% to 6%.

•	earnings per diluted share growth of 13% to 15%.

As stated earlier, we will be making significant investments in human capital and international expansion. When these investments are thoroughly planned and validated, we will provide updated long-term guidance to reflect their impact on growth and shareholder returns.

The Company will invest first and foremost in strategic initiatives to support long-term growth and drive value for our shareholders. After investment in our strategic initiatives, we plan to utilize excess cash flow and borrowing capacity to repurchase shares of our common stock. Over the course of the next two to three years, we expect to increase our consolidated total leverage ratio from the current 1.4 to a range of 2.5 to 3.5.

Factors Affecting Comparability of Consolidated Results of Operations: 2014, 2013, and 2012
For 2014, 2013, and 2012, the following items and events affect comparability of reported operating results:

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

•	During 2014, 2013, and 2012, the Company opened thirteen, nine, and five company-operated restaurants, respectively.

•
In 2014, the Company recognized $0.9 million in lease termination fees and $0.8 million in net gain on the sale of assets associated with the sale of real estate to franchisees. In 2013 and 2012, net gain on the sale of assets associated with the sale of real estate to franchisees was $0.1 million and $0.9 million, respectively.

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

Comparisons of Fiscal Years 2014 and 2013
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $97.2 million in 2014, a $18.5 million increase from 2013. The increase was primarily due to new restaurant openings in 2014 and 2013 and an increase in same-store sales of 5.7%.
Franchise Royalties and Fees
Franchise royalties and fees have three basic components: (1) ongoing royalty payments that are determined based on a percentage of franchisee sales; (2) franchise fees associated with new restaurant openings; and (3) development fees associated with the opening of new franchised restaurants in a given market. Royalty revenues are the largest component of franchise royalties and fees, constituting more than 90%.
Franchise revenues were $131.3 million in 2014, a $9.4 million increase from 2013. The increase was primarily due to a $13.0 million increase in royalties resulting from an increase in franchise same-store sales of 6.2% during 2014 and new franchised restaurants, $1.9 million increase in transfer fees and other franchise revenues, net, partially offset by a $5.5 million decrease from 2013 one-time franchise fees associated with the conversion and franchising of California and Minnesota restaurant properties acquired in 2012.
Rent from Franchised Restaurants
Rent from franchised restaurants was $7.1 million in 2014, a $1.7 million increase from 2013. The increase was primarily due to $0.9 million in lease termination fees from properties sold to franchisee operators and $0.7 million in rents from twenty-six restaurant properties converted and leased to franchisees in Minnesota and California under percentage rent arrangements, partially offset by lower rents from properties sold or leases assigned to franchisee operators.
Company-Operated Restaurant Operating Profit
Company-operated restaurant operating profit was $18.4 million in 2014 compared to $14.7 million last year. The $3.7 million increase in company-operated restaurant operating profit was primarily due to an increase in same-store sales of 5.7% and new restaurant openings in 2014 and 2013. Company-operated restaurant operating profit margin was 18.9% of sales in 2014 compared to 18.7% of sales last year. The higher restaurant operating profit margin was primarily due to overall lower food and commodity prices and labor efficiencies partially offset by lower beverage rebates and an increase in rent, insurance, taxes and other occupancy expenses. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

Occupancy Expenses - Franchised Restaurants
Occupancy expenses - franchised restaurants was $3.2 million in 2014, a $0.2 million decrease from 2013. The decrease was primarily due to lower occupancy expenses associated with the twenty-six restaurant properties converted and leased to franchisees in Minnesota and California under percentage rent arrangements and lower occupancy expenses from properties sold or leases assigned to franchisee operators.
General and Administrative Expenses
General and administrative expenses were $78.9 million in 2014, a $5.5 million increase from 2013. This increase was primarily attributable to:

•	$2.9 million increase in personnel expenses in the corporate support center primarily related to incentive compensation and marketing,

•	$1.7 million increase in multi-unit management expenses of Company-operated restaurants primarily in our new Indianapolis and Charlotte markets,

•	$1.1 million increase in domestic franchise restaurant support services,

•	$0.7 million decrease in provision for credit recoveries,

•	$0.5 million increase in domestic new restaurant development expenses, and

•	$0.6 million increase in leadership development training and field training expenses,

partially offset by:

•
$1.7 million lower royalty expense under the old royalty and supply agreement with Diversified. The Company reinvested approximately $1.1 million of this savings into the initiatives supporting its Develop Servant Leaders strategy. Going forward, we plan to reinvest the $3.1 million annual savings from the formula royalty into improving the Popeyes employee and guest experience; and

•	$1.4 million lower information technology outsourcing fees, other professional fees and other general and administrative expenses, net.
General and administrative expenses remain among the most efficient in the industry at approximately 2.9% and 3.0% of system wide sales during 2014 and 2013, respectively.
Depreciation and Amortization
Depreciation and amortization was $8.7 million compared to $6.7 million last year. The increase in depreciation and amortization is primarily attributable to depreciation associated with new Company-operated restaurants, restaurant reimages, acquired restaurant properties converted and leased to franchisees in Minnesota and California, information technology assets and our corporate support center facility.
Other Expenses (Income), Net
Other expense was $1.2 million in expense in 2014 compared to other income of $0.3 million last year. In 2014, other expense included $0.2 million in loss on disposals of property and equipment and $2.0 million in expenses related to executive transition expenses, offset by $1.0 million in net gain on sale of assets, net. In 2013, other income includes $0.4 million in loss on disposals of property and equipment offset by $0.1 million in net gain on sales of assets, net.
See Note 16 to our Consolidated Financial Statements for a description of Other expenses (income), net for 2014 and 2013.

Operating Profit
Operating profit in 2014 was $64.8 million, a $6.6 million increase compared to 2013. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

(Dollars in millions)	2014	2013	Fluctuation	As a Percent
Franchise operations	$62.2	$54.7	$7.5	13.7%
Company-operated restaurants	12.5	10.5	2.0	19.0%
Operating profit before unallocated expenses	74.7	65.2	9.5	14.6%
Less unallocated expenses:
Depreciation and amortization	8.7	6.7	2.0	29.9%
Other expenses (income), net	1.2	0.3	0.9	300.0%
Total	$64.8	$58.2	$6.6	11.3%
The $7.5 million growth in franchise operations was primarily due to the $9.4 million increase in franchise revenue partially offset by increases in general and administrative expenses related to the corporate support center, domestic franchise restaurant support, new restaurant development expenses and expenses supporting the Company's Develop Servant Leaders strategy.
Company-operated restaurants segment operating profit was $12.5 million, a $2.0 million or 19.0% increase from 2013. The increase in segment operating profit was primarily due to a $3.7 million, or 25.2%, increase in company-operated restaurant operating profit partially offset by increases in general and administrative expenses primarily related to expenses in the new Indianapolis and Charlotte company-operated restaurant markets.
Income Tax Expense
Income tax expense was $23.8 million, yielding an effective tax rate of 38.5%, compared to an effective tax rate of 37.4% in 2013. The higher effective tax rate in 2014 is primarily due to higher state income taxes and a $0.5 million out-of-period adjustment to its deferred tax liability associated with its indefinite lived intangible assets. The effective rates differ from statutory rates due to adjustments in estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes. See Note 18 to our Consolidated Financial Statements included in this Form 10-K for the reconciliation of the statutory rates to the Company's effective tax rates. The explanation for the out-of-period adjustment is in Note 2 to our Consolidated Financial Statements included in the Form 10K.

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

Company-Operated Restaurant Operating Profit
Company-operated restaurant operating profit was $14.7 million in 2013 compared to $11.1 million in 2012. The $3.6 million increase in Company-operated restaurant operating profit was primarily due to an increase in same-store sales of 2.3% and new restaurant openings in 2013 and 2012. Company-operated restaurant operating profit margin was 18.7% of sales in 2013 compared to 17.3% of sales in 2012. The higher restaurant operating profit margin was primarily due to overall lower food and commodity prices, higher beverage rebates, labor efficiencies and increased leverage on occupancy and other expenses. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
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
General and administrative expenses remain among the most efficient in the industry at approximately 3.0% of system-wide sales during 2013 and 2012, respectively.
Depreciation and Amortization
Depreciation and amortization was $6.7 million compared to $4.6 million in 2012. The increase in depreciation and amortization is primarily attributable to depreciation associated with new Company-operated restaurants, restaurant reimages, acquired restaurant properties converted and leased to franchisees in Minnesota and California, information technology assets and our corporate support center facility.
Other Expenses (Income), Net
Other expense was $0.3 million in expense in 2013 compared to other income of $0.5 million in 2012. In 2013, other expense included $0.4 million in loss on disposals of property and equipment offset by $0.1 million in net gain on sales of assets, net. In 2012, other income includes a $0.3 million gain on the sale of real estate to a franchisee and the recognition of $0.5 million in deferred gains related to seven properties formerly leased to a franchisee, partially offset by $0.4 million loss on disposal of property and equipment and other expenses, net.
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
Based primarily upon our generation of cash flows from operations, coupled with its existing cash reserves of $8.4 million and $28.9 million available borrowings under its 2013 Credit Facility as of December 28, 2014, the Company believes that it will have adequate cash flow (primarily from operating cash flows) to meet its anticipated future requirements for working capital, various contractual obligations and expected capital expenditures for 2015. Furthermore, the Company can request incremental revolving credit commitments up to an additional $115 million.
Our franchise model provides strong, diverse and reliable cash flows. Net cash provided by operating activities of the Company was $59.6 million and $44.3 million for 2014 and 2013, respectively. The $15.3 million increase in cash flows from operating activities was primarily due to a $4.3 million increase in net income after non-cash adjustments and a $11.0 million change in operating assets and liabilities primarily due to the timing of income tax payments. See our Company’s Consolidated Statements of Cash Flows in our Consolidated Financial Statements included in this Form 10-K.
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
Our capital expenditures consist primarily of re-imaging activities associated with Company-operated restaurants, new restaurant construction, equipment replacements, investments in information technology and other property and equipment. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per restaurant basis typically cost between $0.1 million and $0.2 million. Capital expenditures associated with new freestanding restaurant construction typically cost, on a per restaurant basis, between $1.0 million and $1.5 million.
Net cash used in investing activities was $68.3 million and $32.4 million in 2014 and 2013, respectively. The $35.9 million increase in cash used in investing activities was primarily due to the purchase of the the recipes and formulas from Diversified for $41.8 million and a $5.4 increase in investments in new company-operated restaurants partially offset a $10.7 million decrease in investments in the conversion of restaurants in California and Minnesota and a $0.7 million increase in proceeds from the disposition of property and equipment. See Note 6 to our Consolidated Financial Statements included in this Form 10-K for a description of the recipes and formulas purchase.
The table below summarizes our capital expenditures for fiscal years 2014, 2013 and 2012:

(Dollars in millions)	2014	2013	2012
Construction of new Company-operated restaurants	$20.9	$15.5	$6.7
Acquisition and conversion of restaurants in California and Minnesota	2.9	13.6	14.9
Reimaging activities at Company-operated restaurants	0.6	1.7	1.1
Information technology hardware and software	0.8	0.4	1.1
Point of sale hardware and software at Company-operated restaurants	—	—	0.2
Construction of the new corporate office	1.3	—	0.7
General and administrative assets	0.3	0.3	0.2
Other capital assets(1)	1.0	1.3	1.3
Total capital expenditures	$27.8	$32.8	$26.2

(1) Maintain, replace and extend the lives of Company-operated restaurant equipment and facilities.
Capital expenditures for 2013 and 2012 are revised to conform with current year presentation. See Note 2 to our Consolidated Financial Statements included in this Form 10K.
See Operating and Financial Outlook for 2015 for a discussion of expected capital expenditures during 2015.
Net cash provided by financing activities was $7.5 million in 2014 compared to $19.3 million net cash used in financing activities in 2013. The $26.8 million increase in cash provided by financing activities was primarily due to $68.3 million in cash used in 2013 for principal payments under its 2010 Credit Facility partially offset by $20.0 million in lower borrowings under the 2013 Credit facility in 2014 compared to 2013, a $20.1 million increase in share repurchases in 2014 compared to 2013 and $1.4 million decrease in other financing activities, net.
On December 18, 2013, the Company entered into a five year $125.0 million secured revolving credit facility (“2013 Credit Facility”) that replaced its former credit facility that consisted of a five year $60 million revolving credit facility and a five year $40 million term loan (“2010 Credit Facility”).
Key terms in the 2013 Credit Facility include the following:

•	The Company must maintain a Consolidated Total Leverage Ratio of < 3.50 to 1.0.

•	The Company must maintain a Consolidated Minimum Fixed Charge Coverage Ratio of > 1.25 to 1.0.

•	The Company may repurchase and retire its common shares at any time the Consolidated Total Leverage Ratio is less than 3.00 to 1.0.

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
See Note 9 to our Consolidated Financial Statements included in this Form 10-K for a description of the 2013 Credit Facility.
Consolidated Total Leverage Ratio, as defined in the 2013 Credit Facility, is the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of indebtedness of the Company. The Company's Consolidated Total Leverage Ratio was 1.4 and 1.0 for as of December 28, 2014 and December 29, 2013, respectively. Consolidated Total Leverage Ratio, Consolidated Total Indebtedness, and Consolidated EBITDA are supplemental non-GAAP financial measures. See the heading “Management’s Use of Non-GAAP Financial Measures.”
Consolidated Minimum Fixed Charge Coverage Ratio, as defined in the 2013 Credit Facility, is the ratio of the company’s Consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization, and rent) less provisions for current taxes less Consolidated Maintenance Capital Expenditures to Consolidated Fixed Charges. Consolidated Fixed Charges is defined as the sum of aggregate amounts of scheduled principal payments made during such period on Indebtedness, including Capital Lease Obligations, Consolidated Cash Interest, and Consolidated Rental Expense. At December 28, 2014 the Company was compliant with all debt covenant requirements.
Outstanding balances accrue interest at a margin of 125 to 250 basis points over the London Interbank Offered Rate (“LIBOR”) or other alternative indices plus an applicable margin as specified in the facility. The commitment fee on the unused balance under the facility ranges from 15 to 40 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the Consolidated Total Leverage Ratio. As of December 28, 2014 and December 29, 2013, the Company’s weighted average interest rates for all outstanding indebtedness under its credit facilities were 1.7% and 1.5% respectively. The Company had $28.9 million available for short-term borrowings and letters of credit under its 2013 Credit Facility as of December 28, 2014.
The Company uses interest rate swap agreements to fix the interest rate exposure on a portion of its outstanding loans under its revolving credit facility. On December 16, 2014, the Company entered an interest rate swap contract effective January 5, 2015 under the 2013 Credit Facility. The Company's interest rate swap agreement limits the interest rate exposure on $53 million of floating rate debt to a fixed rate of 2.69%. The original term of the swap agreement is scheduled to expire January 5, 2018. The previous interest rate swap agreements were terminated on December 16, 2013.
The Company’s Board of Directors has approved a share repurchase program. During 2014, 2013 and 2012, we repurchased and retired 891,931 shares, 504,295 shares and 741,228 shares of common stock for $40.0 million, $19.9 million and $15.2 million, respectively. As of February 25, 2015, the remaining dollar amount of shares that may be repurchased under the program was $100 million. See Note 12 to our Consolidated Financial Statements included in this Form 10-K.
Contractual Obligations
The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 28, 2014:

(In millions)	2015	2016	2017	2018	2019	There-after	Total
Long-term debt, excluding capital leases(1)	$0.3	$0.3	$0.3	$106.4	$0.4	$—	$107.7
Interest on long-term debt, excluding capital leases(1)	1.9	1.9	1.9	1.8	—	—	7.5
Leases(2)	8.0	7.9	7.7	7.2	7.0	115.7	153.5
Information technology outsourcing(3)	0.3	—	—	—	—	—	0.3
Business process services(3)	0.6	—	—	—	—	—	0.6
Total(4)	$11.1	$10.1	$9.9	$115.4	$7.4	$115.7	$269.6

(1)
For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 28, 2014. See Note 9 to our Consolidated Financial Statements included in this Form 10-K for information concerning the terms of our 2013 Credit Facility.

(2)
Of the 153.5 million of minimum lease payments, $147.7 million of those payments relate to operating leases and the remaining $5.8 million of payments relate to capital leases. See Note 10 to our Consolidated Financial Statements included in this Form 10-K.

(3)	See Note 15 to our Consolidated Financial Statements included in this Form 10-K.

(4)
We have not included in the contractual obligations table approximately $1.3 million for uncertain tax positions we have taken on tax returns. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the amount or period of cash settlement, if any, with the respective taxing authorities. These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Off-Balance Sheet Arrangements
The Company has no significant Off-Balance Sheet Arrangements.
Impact of Inflation
The impact of inflation on the cost of food, labor, fuel and energy costs, and other commodities has influenced our operating expenses. To the extent permitted by the competitive environment in which we operate, increased costs are partially recovered through menu price increases coupled with purchasing prices and productivity improvements.
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
Impairment of Long-Lived Assets.  We evaluate property and equipment for impairment during the fourth quarter of each year or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated restaurants, we perform our annual impairment evaluation on an individual restaurant basis. We evaluate restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment. We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows for the expected remaining useful life of the unit, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the restaurant and actual results at comparable restaurants. The carrying values of restaurant assets that are not considered recoverable are written down to their estimated fair market value, which we generally measure by discounting estimated future cash flows. We performed our annual evaluation of property and equivalent during the fourth quarter 2014 and determined that no impairment was indicated.
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
Impairment of Goodwill and Indefinite Lived Intangible Assets.  We evaluate goodwill and indefinite lived assets for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. Our goodwill impairment evaluation includes a comparison of the fair value of our reporting units with their carrying value. Our reporting units are our business segments. Intangible assets, including goodwill, are allocated to each reporting unit. The estimated fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. We estimate the fair value of our reporting units using a discounted cash flow model or market price, if available. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in our current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows. If a reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company follows a similar analysis for the evaluation of trademarks, recipes and formulas, and other indefinite lived intangible assets but that analysis is performed on a company-wide basis.
During the fourth quarter of fiscal year 2014, we performed our annual assessment of recoverability of goodwill and indefinite lived assets and determined that no impairment was indicated. Our Company-operated restaurants segment has goodwill of $2.2 million as of the end of 2014. The assumptions used in determining fair value for this reporting unit are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. While our operating assumptions reflect what we believe are reasonable and achievable growth rates, failure to realize these growth rates could result in future impairment of the recorded goodwill. If we believe the risks inherent in the business increase, the resulting change in the discount rate could also result in future impairment of the recorded goodwill.
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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We carried a valuation allowance on our deferred tax assets of $7.3 million at December 28, 2014 and $6.3 million at December 29, 2013, based on our view that it is more likely than not that we will not be able to take a tax benefit for certain state operating loss carryforwards which continue to expire.
The Company recognizes the benefit of positions taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the interim period in which the change occurs. At December 28, 2014 , we had approximately $1.3 million of unrecognized tax benefits, $0.2 million of which, if recognized, would affect the effective tax rate. At December 28, 2014, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.
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
Accounting Pronouncements That We Have Not Yet Adopted
See Note 3 to the Consolidated Financial Statements for impacts of accounting pronouncements which have been issued but not yet adopted on the Company's financial position and the results of operations.
Management’s Use of Non-GAAP Financial Measures
Adjusted earnings per diluted share, operating EBITDA,company-operated restaurant operating profit and free cash flow are supplemental non-GAAP financial measures. The Company uses adjusted earnings per diluted share, operating EBITDA, company-operated restaurant operating profit and free cash flow, in addition to net income, operating profit and cash flows from operating activities to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and the performance of its business. Adjusted earnings per diluted share, operating EBITDA, company-operated restaurant operating profit and free cash flow as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, adjusted earnings per diluted share, operating EBITDA, company-operated restaurant operating profit and free cash flow: (a) do not represent net income, cash flows from operations or earnings per share as defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to net income, earnings per share, operating profit, cash flows from operating activities or other financial information determined under GAAP.
Adjusted Earnings Per Diluted Share: Calculation and Definition
The Company defines adjusted net income for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

i.	other expense (income), net, as follows:

•
fiscal 2014 includes $2.0 million related to executive transition expenses, $0.2 million on loss of disposals of property and equipment partially offset by $1.0 million in net gain on the sale of assets; and

•	fiscal 2013 includes $0.4 million loss on disposal of property and equipment partially offset by $0.1 million in net gain on sale of assets;

ii.
for fiscal 2014, $0.5 million in tax expense for an out-of-period adjustment to the Company's deferred tax liability associated with its indefinite lived intangible assets as discussed in Note 2 to the Condensed Consolidated Financial Statements;

iii.	for fiscal 2013, $0.4 million in interest expense from the retirement of the 2010 Credit Facility; and

iv.	the tax effect of these adjustments at the effective statutory rates.
Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for fiscal years 2014 and 2013, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations:

(in millions, except per share data)	2014	2013
Net income	$38.0	$34.1
Other expense (income), net	1.2	0.3
Interest expense associated with 2010 credit facility retirement	—	0.4
Deferred tax liability adjustment	0.5	—
Tax effect	(0.5)	(0.3)
Adjusted net income	$39.2	$34.5
Adjusted earnings per diluted share	$1.65	$1.43
Weighted average diluted shares outstanding	23.8	24.1
Operating EBITDA: Calculation and Definition
The Company defines operating EBITDA as “earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net.” The following table reconciles on a historical basis for fiscal years 2014 and 2013, the Company’s operating EBITDA on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations. Operating EBITDA margin is defined as operating EBITDA divided by total revenues.

(dollars in millions)	2014	2013
Net income	$38.0	$34.1
Interest expense, net	3.0	3.7
Income tax expense	23.8	20.4
Depreciation and amortization	8.7	6.7
Other expenses (income), net	1.2	0.3
Operating EBITDA	$74.7	$65.2
Total Revenues	$235.6	$206.0
Operating EBITDA margin	31.7%	31.7%
Company-operated restaurant operating profit: Calculation and Definition
The Company defines company-operated restaurant operating profit as sales by company-operated restaurants minus restaurant food, beverages and packaging minus restaurant employee, occupancy and other expenses. The following table reconciles on a historical basis for fiscal years 2014, 2013 and 2012, the Company’s company-operated restaurant operating profit to the line item on its consolidated statement of operations entitled sales by company-operated restaurants, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations. Company-operated restaurant operating profit margin is defined as company-operated restaurant operating profit divided by sales by company-operated restaurants.

(dollars in millions)	2014	2013	2012
Sales by company-operated restaurants	$97.2	$78.7	$64.0
Restaurant food, beverages and packaging	(32.0)	(26.1)	(21.7)
Restaurant employee, occupancy and other expenses	(46.8)	(37.9)	(31.2)
Company-operated restaurant operating profit	$18.4	$14.7	$11.1
Company-operated restaurant operating profit margin	18.9%	18.7%	17.3%

Free cash flow: Calculation and Definition
The Company defines free cash flow as net income plus depreciation and amortization plus stock-based compensation expense minus maintenance capital expenditures which includes: for fiscal 2014, $0.6 million in company-operated restaurant reimages, $0.8 million of information technology hardware and software and $2.6 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant and corporate facilities and equipment, and for fiscal 2013, $1.7 million in company-operated restaurant reimages, $0.9 million of information technology hardware and software and $1.1 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant facilities. In 2014, maintenance capital expenditures exclude $20.9 million for the construction of new company-operated restaurants and $2.9 million related to the acquired restaurants in Minnesota and California. In 2013, maintenance capital expenditures exclude $15.5 million for the construction of new company-operated restaurants and $13.6 million related to the acquired restaurants in Minnesota and California .
The following table reconciles on a historical basis for fiscal years 2014 and 2013, the Company’s free cash flow on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations.

(dollars in millions)	2014	2013
Net income	$38.0	$34.1
Depreciation and amortization	8.7	6.7
Stock-based compensation expense	5.3	5.4
Maintenance capital expenditures	(4.0)	(3.7)
Free cash flow	$48.0	$42.5

The 2013 maintenance capital expenditures have been revised to conform with the current year presentation. Company-operated restaurant reimages expenditures decreased by $0.5 million which increased free cash flow by $0.5 million. See Note 2 of our Condensed Consolidated Financial Statements for further explanation of the revision.

Consolidated Total Leverage Ratio: Calculation and Definition
The Company uses Consolidated Total Leverage Ratio (“total leverage ratio”) to measure compliance with its covenants and borrowing capacity under its 2013 Credit Facility. The Company also believes that its total leverage ratio is a helpful measure for investors to assess its overall debt leverage which affects its ability to refinance its long-term debt as it matures, the cost of existing debt, the capacity to incur additional debt to invest in its strategic initiatives, and the ability to repurchase and retire its common shares.
The Company calculates Consolidated Total Leverage Ratio, in accordance with its 2013 Credit Facility, as the ratio of Consolidated Total Indebtedness divided by Consolidated EBITDA. Consolidated Total Indebtedness is generally defined under the 2013 Credit Facility as total indebtedness reflected on our balance sheet plus outstanding letters of credit. Consolidated EBITDA is defined in the 2013 Credit Facility as earnings before interest expense, taxes, depreciation and amortization, other expenses (income), net, and stock-based compensation expense for the four immediately preceding fiscal quarters.
Set forth below is the calculation of Consolidated Total Leverage Ratio as of December 28, 2014 and December 29, 2013 and the reconciliations of Consolidated Total Indebtedness and Consolidated EBITDA to their most comparable GAAP measures: current debt maturities and long-term debt, for Consolidated Indebtedness, and net income, for Consolidated EBITDA.

	52 weeks ended
(dollars in millions)	12/28/2014	12/29/2013
Current debt maturities	$0.3	$0.3
Long-term debt	109.6	66.9
Total indebtedness	109.9	67.2
Plus: outstanding letters of credit	0.1	0.9
Consolidated Total Indebtedness	$110.0	$68.1

Net income	$38.0	$34.1
Interest expense, net	3.0	3.7
Income tax expense	23.8	20.4
Depreciation and amortization	8.7	6.7
Other expenses (income), net	1.2	0.3
Stock-based compensation expense	5.3	5.4
Consolidated EBITDA	$80.0	$70.6

Consolidated Total Leverage Ratio	1.4	1.0

Forward-Looking Statements
Forward-Looking Statement: Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this Annual Report on Form 10-K include discussions regarding the Company’s planned implementation of its strategic plan, expectations regarding future growth, planned share repurchases, projections and expectations regarding same-store sales for fiscal 2015 and beyond, expected capital expenditures, guidance for new restaurant openings and closures, effective income tax rate, and the Company’s anticipated 2015 and long-term performance, including projections regarding general and administrative expenses, net earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our credit facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our credit facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, the reliability of our information technology and network security, effects of volatile gasoline prices, supply and delivery shortages or interruptions, cyber security risks, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in this Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.
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
In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of certain feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. enters periodically based on market levels into commodity pricing agreements for certain commodities including corn, soy, and wheat which impact the price of poultry and other food costs.
Foreign Currency Exchange Rate Risk.  We are exposed to foreign currency exchange risk from the potential changes in foreign currency rates that directly impact our royalty revenues and cash flows from our international franchise operations. In 2014, franchise revenues from these foreign currency based operations represented approximately 8.5% of our total franchise revenues. For each of 2014, 2013 and 2012, foreign-sourced revenues represented approximately 4.7%, 4.6% and 4.8%, of our total revenues, respectively. All other things being equal, for the fiscal year ended December 28, 2014, operating profit would have decreased by approximately $1.0 million if all foreign currencies had uniformly weakened 10% relative to the U.S. Dollar.
As of December 28, 2014, approximately $1.4 million of our accounts receivable were denominated in foreign currencies. During 2014 the net loss from the exchange rate was insignificant. Our international franchised operations are in 26 foreign countries with approximately 50% or our revenues from international royalties originating from restaurants in South Korea, Canada and Turkey.
Interest Rate Risk.  Our net exposure to interest rate risk consists of our borrowings under our 2013 Credit Facility, as amended and restated. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating interest rates. As of December 28, 2014, the balances outstanding under our 2013 Credit Facility, totaled $106.0 million . The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2013 Credit Facility would be approximately $0.5 million after the effects of its December 16, 2014 interest rate swap agreement.
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements can be found beginning on Page 42 of this Annual Report, and the relevant portions of those statements and the accompanying notes are hereby incorporated by reference into this Item 8.

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
(b)  Our Evaluation of the Company’s Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 28, 2014, as required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).
Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2014 to ensure that information required to be disclosed in the reports we file or submit under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management concluded that as of December 28, 2014, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers, LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 28, 2014. This report can be found on Page 40 of this Annual Report.
(d)  Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2014, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.  OTHER INFORMATION
None.

PART III.
Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 will be included in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.
The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position
Cheryl A. Bachelder	58	Chief Executive Officer
William P. Matt	54	Chief Financial Officer
Richard H. Lynch	60	Chief Brand Experience Officer
Harold M. Cohen	51	Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary
Andrew Skehan	54	Chief Operating Officer-International
Lynne Zappone	52	Chief People Experience Officer
Alice LeBlanc	58	Chief Global Quality, Product Engineering and Supply Chain Officer
Cheryl A. Bachelder, age 58, has served as our Chief Executive Officer since November 2007. She has served as a member of the Board of Directors since November 2006. Ms. Bachelder also serves on the Procter & Gamble APFI Advisory Board, since 2009, as well as the Board of Directors for Pier 1 Imports, since November 2012. She also served on the True Value Corporation Board of Directors from 2006 – 2013, and the National Restaurant Association Board from May 2009 – December 2012. Ms. Bachelder served as the President and Chief Concept Officer of KFC Corporation in Louisville, Kentucky from January 2001 to September 2003.
William P. Matt, age 54, has served as our Chief Financial Officer since August 2014. From January 2013 until July of 2014 Mr. Matt served as the Chief Operating Officer of La Senza Global, a division of L Brands, Inc. From May 2008 to December 2012, Mr. Matt served as the Chief Administrative Officer of Victoria Secret Direct, a division of Limited Brands International. From January 2004 to April 2008, Mr. Matt served as the Chief Financial Officer of Victoria Secret Direct. From July 2000 to December 2003, Mr. Matt served as the Chief Financial Officer of L Brands’ Real Estate and Store Design and Construction group.
Prior to working at L Brands, Mr. Matt spent ten years working at KFC Corporation.
Richard H. Lynch, age 60, was appointed as Chief Brand Experience Officer in January 2014. From January 2012 to January 2014, Mr. Lynch served as Chief Global Brand Officer. From March 2008 to January 2012, Mr. Lynch served as our Chief Marketing Officer following his consultancy as interim CMO. Mr. Lynch served as Principal of Go LLC, a marketing consulting firm specializing in restaurant and food retail from July 2003 to February 2008, where he developed brand strategy and innovation plans for concepts including Burger King, Ruby Tuesday, and Buffalo Wild Wings. From November 1982 to June 2003, Mr. Lynch served as Executive Vice President at Campbell Mithun Advertising where he led the development of strategy and positioning for brands such as Domino’s Pizza, Martha Stewart Everyday and Betty Crocker.
Harold M. Cohen, age 51, has served as our Senior Vice President of Legal Affairs, Corporate Secretary and General Counsel since September 2005. Mr. Cohen has served as our Chief Administrative Officer since May 2008. Mr. Cohen has been General Counsel of Popeyes, formerly a division of AFC Enterprises, Inc., since January 2005. He also has served as Vice President of the Company since July 2000. From April 2001 to December 2004, he served as Deputy General Counsel of the Company. From August 1995 to June 2000, he was Corporate Counsel for the Company.
Andrew Skehan, age 54, was appointed our Chief Operating Officer – International in August 2011. From October 2009 until August 2011, Mr. Skehan was Chief Operating Officer – International for Wendy’s/Arby’s Group in Atlanta, Georgia. From April 2007 until December 2008, he was President – Europe, Africa and Middle East for Quiznos Restaurants in Denver, Colorado. From April 1999 until December 2006, Mr. Skehan served as Chief Marketing Officer and subsequently Chief Operating Officer for Churchill Downs Inc. in Louisville, Kentucky.
Lynne Zappone, age 52, was appointed as Chief People Experience Officer in January 2014. From April 2011 until January 2014, Ms. Zappone served as Chief Talent Officer in April 2011. Ms. Zappone has 25 years of extensive experience in global human resources, talent development and learning, and business management. Prior to joining Popeyes, Ms. Zappone served in a number of senior human resources positions with InterContinental Hotels Group (IHG) from 1998 to 2011, and most recently served as Senior Vice President, Global Learning and Americas Human Resources. During her tenure at IHG, Ms. Zappone was responsible for business management, human resources business support and global talent development and learning strategies.
Alice LeBlanc, age 58, became Chief Global Quality, Product Engineering and Supply Chain Officer in October 2009. Prior to joining Popeyes, Ms. LeBlanc seved as Vice President, Global Strategic Supply Chain and Quality Control Center Management at Papa John's International from 2006 to 2009. During her tenure at Papa John’s, Ms. Leblanc delivered cost savings and streamlined the global supply chain and quality control functions, securing local and regional supply to assist the company in opening restaurants in numerous new countries.
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
Item 11.  EXECUTIVE COMPENSATION
Information regarding executive compensation required by this Item 11 will be included in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 will be included in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence required by this Item 13 will be included in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP. Information regarding principal accountant fees and services required by this Item 14 will be included in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

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

10.39(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.

10.40(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan - General.*

10.41(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.*

10.42(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan - Executive.*

10.43(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.*

10.44(i)	Indemnification Agreement between the Company and Peter Starrett dated December 1, 2000.

10.45(p)	Indemnification Agreement dated November 28, 2006 by and between the Company and John M. Cranor, III.*

10.46(p)	Indemnification Agreement dated November 28, 2006 by and between the Company and Cheryl A. Bachelder.*

10.47(q)	Popeyes Chicken and Biscuits 2006 Bonus Plan.*

10.48(q)	Employment Agreement dated as of March 14, 2007 between the Company and James W. Lyons.*

10.49(q)	Employment Agreement dated as of March 14, 2007 between the Company and Robert Calderin.*

10.50(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (time-based vesting).*

10.51(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (performance-based vesting).*

10.52(s)	Employment Agreement dated as of October 9, 2007 between the Company and Cheryl A. Bachelder.

10.53(l)	Accelerated Stock Repurchase Agreement by and between the Company and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch dated March 12, 2008.

10.54(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Harold M. Cohen.

10.55(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Henry Hope, III.

10.56(b)	Employment Agreement effective as of February 4, 2008 between the Company and Richard Lynch.*

10.57(w)	Employment Agreement effective as of April 20, 2009 between the Company and Ralph Bower.*

10.58(k)	Indemnification Agreement by and between the Company and Krishnan Anand dated November 2, 2010.*

10.59(x)	Employment Agreement by and between the Company and Andrew Skehan, dated August 17, 2011.

10.60(y)	First Amendment to the AFC Enterprises, Inc. 2006 Incentive Stock Plan.

10.61(aa)	Promotion Letter Agreement among the Company and Ralph Bower.*

10.62(aa)	Form of Performance-Based Restricted Stock Unit Grant Certificate.*

Exhibit Number	Description
10.63(bb)	Indemnification Agreement by and between the Company and Martyn R. Redgrave, dated October 9, 2013.*
10.64(n)	Indemnification Agreement by and between the Company and Joel K. Manby, dated September 5, 2013.*

10.65(cc)	Employment Term Letter to Tony Woodard, dated May 13, 2014.*

10.66(cc)	Letter re Severance Agreement to Tony Woodard, dated May 13, 2014.*

10.67(cc)	Indemnification Agreement to Tony Woodard.*

10.68(dd)	Recipe and Formula Purchase Agreement between the Company and Diversified Foods and Seasonings, L.L.C. ("DFS"), dated June 13, 2014.

10.69(dd)	Supply Agreement between the Company and DFS, dated June 13, 2014. †

10.70(dd)	Separation Agreement and General Release between the Company and H. Melville Hope, III.*

10.71(dd)	Independent Contractor Agreement between the Company and H. Melville Hope, III.*

10.72(ee)	Employment Agreement, dated August 21, 2014, between the Company and William P. Matt.*

10.73(ee)	Letter, dated August 21, 2014, from the Company to William P. Matt regarding relocation benefits.*

10.74(ee)	Indemnification Agreement dated August 21, 2014, by and between the Company and William P. Matt.*

10.75(ff)	Indemnification Agreement dated January 29, 2015, by and between the Company and S. Kirk Kinsell.*

11.1**	Statement regarding computation of per share earnings.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 19 to our Consolidated Financial Statements in this Annual Report.

***	Previously filed.

(a)	Filed as an exhibit to the Registration Statement of the Company on Form S-4/A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(b)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 28, 2008 on March 11, 2009 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 18, 2010 on May 26, 2010 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of the Company on Form S-1/A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of the Company on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of the Company on April 12, 2002 and incorporated by reference herein.

(i)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 17, 2005, on May 27, 2005, and incorporated by reference herein.

(j)	Filed as an Exhibit to the Form 8-K of the Company filed on January 21, 2014 and incorporated by reference herein.

(k)	Filed as an exhibit to the Form 8-K of the Company filed on November 3, 2010 and incorporated by reference herein.

(l)	Filed as an exhibit to the Form 8-K of the Company filed on March 13, 2008 and incorporated by reference herein

(m)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 28, 2003, on March 29, 2004 and incorporated by reference herein.

(n)	Filed as an exhibit to the Form 8K of the Company filed on September 6, 2013 and incorporated by reference herein.

(o)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 26, 2004 on March 28, 2005 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 8-K of the Company filed November 29, 2006 and incorporated by reference herein.

(q)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 2006 and incorporated by reference herein.

(r)	Filed as an exhibit to the Form 8-K of the Company filed November 7, 2007 and incorporated by reference herein.

(s)	Filed as an exhibit to the Form 8-K of the Company filed October 12, 2007 and incorporated by reference herein.

(t)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended October 5, 2008 on November 12, 2008 and incorporated by reference herein.

(u)	Filed an exhibit to the Form 8-K of the Company filed on April 16, 2008 and incorporated by reference herein.

(v)	Filed as an Exhibit to the Form 8-K of the Company filed on December 20, 2013 and incorporated by reference herein.

(w)	Filed as an Exhibit to the Form 8-K of the Company filed on April 21, 2009 and incorporated by reference herein.

(x)	Filed as an Exhibit to the Form 8-K of the Company filed on August 19, 2011 and incorporated by reference herein.

(y)	Filed as an Exhibit to the Proxy Statement and Notice of 2011 Annual Shareholders Meeting of the Company on April 20, 2011 and incorporated by reference herein.

(z)	Filed as Exhibit 2.1 to the Form 8-K of the Company filed on October 16, 2012 and incorporated by reference herein.

(aa)	Filed as an Exhibit to the Form 10-Q of the Company for the quarter ended April 15, 2012 and incorporated by reference herein.

(bb)	Filed as an Exhibit to the Form 8-K of the Company filed on October 10, 2013 and incorporated by reference herein.

(cc)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 20th, 2014 and incorporated by reference herein.

(dd)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended July 13, 2014 and incorporated by reference herein.

(ee)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended October 5, 2014 and incorporated by reference herein.

(ff)	Filed as an exhibit to the Form 8-K of the Company filed January 29, 2015 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February 2015.

POPEYES LOUISIANA KITCHEN, INC.

By:	/s/ CHERYL A. BACHELDER
Cheryl A. Bachelder
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ CHERYL A. BACHELDER	Chief Executive Officer (Principal Executive Officer)
Cheryl A. Bachelder		February 25, 2015

/s/ WILLIAM P. MATT	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
William P. Matt		February 25, 2015

/s/ JOHN M. CRANOR, III	Director, Chairman of the Board
John M. Cranor, III		February 25, 2015

/s/ KRISHNAN ANAND	Director
Krishnan Anand		February 25, 2015

/s/ VICTOR ARIAS, JR.	Director
Victor Arias, Jr.		February 25, 2015

/s/ CAROLYN H. BYRD	Director
Carolyn H. Byrd		February 25, 2015

/s/ R. WILLIAM IDE, III	Director
R. William Ide, III		February 25, 2015

/s/ S. KIRK KINSELL	Director
S. Kirk Kinsell		February 25, 2015

/s/ JOEL K. MANBY	Director
Joel K. Manby		February 25, 2015

/s/ MARTYN R. REDGRAVE	Director
Martyn R. Redgrave		February 25, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Popeyes Louisiana Kitchen, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Popeyes Louisiana Kitchen, Inc. and its subsidiaries at December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 25, 2015

Popeyes Louisiana Kitchen, Inc.
Consolidated Balance Sheets
As of December 28, 2014 and December 29, 2013
(In millions, except share data)

	2014	2013
Current assets:
Cash and cash equivalents	$8.4	$9.6
Accounts and current notes receivable, net	8.6	8.9
Other current assets	7.4	9.8
Advertising cooperative assets, restricted	32.4	27.8
Total current assets	56.8	56.1
Long-term assets:
Property and equipment, net	95.7	77.6
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	94.7	53.4
Other long-term assets, net	2.0	2.3
Total long-term assets	203.5	144.4
Total assets	$260.3	$200.5
Current liabilities:
Accounts payable	$7.4	$8.5
Other current liabilities	12.4	8.1
Current debt maturities	0.3	0.3
Advertising cooperative liabilities	32.4	27.8
Total current liabilities	52.5	44.7
Long-term liabilities:
Long-term debt	109.6	66.9
Deferred credits and other long-term liabilities	32.4	30.1
Total long-term liabilities	142.0	97.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 23,143,609 and 23,784,041 shares issued and outstanding at the end of fiscal years 2014 and 2013, respectively)	0.2	0.2
Capital in excess of par value	46.4	77.9
Retained earnings (deficit)	19.3	(18.7)
Accumulated other comprehensive loss	(0.1)	(0.6)
Total shareholders’ equity	65.8	58.8
Total liabilities and shareholders’ equity	$260.3	$200.5
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Operations
For Fiscal Years 2014, 2013, and 2012
(In millions, except per share data)

	2014	2013	2012
Revenues:
Sales by company-operated restaurants	$97.2	$78.7	$64.0
Franchise royalties and fees	131.3	121.9	110.5
Rent from franchised restaurants	7.1	5.4	4.3
Total revenues	235.6	206.0	178.8
Expenses:
Restaurant food, beverages and packaging	32.0	26.1	21.7
Restaurant employee, occupancy and other expenses	46.8	37.9	31.2
General and administrative expenses	78.9	73.4	67.6
Occupancy expenses - franchise restaurants	3.2	3.4	2.9
Depreciation and amortization	8.7	6.7	4.6
Other expenses (income), net	1.2	0.3	(0.5)
Total expenses	170.8	147.8	127.5
Operating profit	64.8	58.2	51.3
Interest expense, net	3.0	3.7	3.6
Income before income taxes	61.8	54.5	47.7
Income tax expense	23.8	20.4	17.3
Net income	$38.0	$34.1	$30.4

Earnings per common share, basic:	$1.63	$1.44	$1.27
Earnings per common share, diluted:	$1.60	$1.41	$1.24

Weighted-average shares outstanding:
Basic	23.3	23.6	23.9
Diluted	23.8	24.1	24.5
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Comprehensive Income
For Fiscal Years 2014, 2013, and 2012
(In millions)

	2014	2013	2012
Net income	$38.0	$34.1	$30.4
Other comprehensive income
Net change in fair value of cash flow hedge	—	0.4	—
Reclassification adjustments for derivative losses included in earnings	0.8	—	—
Other comprehensive income (loss), before income tax	0.8	0.4	—
Income tax expense on other comprehensive income	0.3	0.2	—
Other comprehensive income (loss), net of income taxes	0.5	0.2	—
Comprehensive income	$38.5	$34.3	$30.4

The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For Fiscal Years 2014, 2013, and 2012
(Dollars in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
Balance at December 25, 2011	24,383,274	$0.2	$97.6	$(83.2)	$(0.8)	$13.8
Net income	—	—	—	30.4	—	30.4
Other comprehensive income, net of tax	—	—	—	—	—	—
Repurchases and retirement of shares	(741,228)	—	(15.2)	—	—	(15.2)
Excess tax benefit from stock-based compensation	—	—	0.4	—	—	0.4
Issuance of common stock under stock option plans	108,935	—	1.3	—	—	1.3
Issuance of restricted stock awards, net of forfeitures	156,447	—	(1.4)	—	—	(1.4)
Stock-based compensation expense	—	—	4.9	—	—	4.9
Balance at December 30, 2012	23,907,428	$0.2	$87.6	$(52.8)	$(0.8)	$34.2
Net income	—	—	—	34.1	—	34.1
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Repurchases and retirement of shares	(504,295)	—	(19.9)	—	—	(19.9)
Excess tax benefit from stock-based compensation	—	—	3.4	—	—	3.4
Issuance of common stock under stock option plans	322,804	—	3.6	—	—	3.6
Issuance of restricted stock awards, net of forfeitures	58,104	—	(2.2)	—	—	(2.2)
Stock-based compensation expense	—	—	5.4	—	—	5.4
Balance at December 29, 2013	23,784,041	$0.2	$77.9	$(18.7)	$(0.6)	$58.8
Net income	—	—	—	38.0	—	38.0
Other comprehensive income, net of tax	—	—	—	—	0.5	0.5
Repurchases and retirement of shares	(891,931)	—	(40.0)	—	—	(40.0)
Excess tax benefit from stock-based compensation	—	—	2.6	—	—	2.6
Issuance of common stock under stock option plans	240,563	—	2.4	—	—	2.4
Issuance of restricted stock awards, net of forfeitures	10,936	—	(1.8)	—	—	(1.8)
Stock-based compensation expense	—	—	5.3	—	—	5.3
Balance at December 28, 2014	23,143,609	$0.2	$46.4	$19.3	$(0.1)	$65.8
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Cash Flows
For Fiscal Years 2014, 2013, and 2012
(In millions)

	2014	2013	2012
Cash flows provided by (used in) operating activities:
Net income	$38.0	$34.1	$30.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8.7	6.7	4.6
Disposals of property and equipment	0.2	0.4	0.3
Net gain on sale of assets	(1.0)	(0.1)	(0.9)
Deferred income taxes	2.4	4.5	2.2
Non-cash interest expense, net	1.0	0.8	0.4
Provision for credit recoveries	—	(0.7)	(0.1)
Excess tax benefit from share-based payment arrangements	(2.6)	(3.4)	(0.4)
Stock-based compensation expense	5.3	5.4	4.9
Change in operating assets and liabilities:
Accounts receivable	0.4	(1.6)	(0.2)
Other operating assets	4.9	(2.3)	0.8
Accounts payable and other operating liabilities	2.3	0.5	(2.9)
Net cash provided by operating activities	59.6	44.3	39.1
Cash flows provided by (used in) investing activities:
Capital expenditures	(27.8)	(32.8)	(26.2)
Proceeds from dispositions of property and equipment	1.3	0.6	0.4
Capitalized interest	—	(0.2)	—
Investment in indefinite lived assets	(41.8)	—	(8.0)
Net cash used in investing activities	(68.3)	(32.4)	(33.8)
Cash flows provided by (used in) financing activities:
Principal payments — 2010 credit facility (revolver)	—	(37.0)	—
Principal payments — 2010 credit facility (term loan)	—	(31.3)	(5.0)
Borrowings under 2013 credit facility (revolver)	43.0	63.0	—
Borrowings under 2010 revolving credit facility	—	—	13.0
Excess tax benefits from share-based payment arrangements	2.6	3.4	0.4
Share repurchases	(40.0)	(19.9)	(15.2)
Proceeds from exercise of employee stock options	2.4	3.6	1.3
Debt issuance costs	—	(0.7)	—
Other financing activities, net	(0.5)	(0.4)	(0.4)
Net cash provided by (used in) financing activities	7.5	(19.3)	(5.9)
Net increase (decrease) in cash and cash equivalents	(1.2)	(7.4)	(0.6)
Cash and cash equivalents at beginning of year	9.6	17.0	17.6
Cash and cash equivalents at end of year	$8.4	$9.6	$17.0
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012
Note 1 — Description of Business
Popeyes Louisiana Kitchen, Inc. (“Popeyes” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Chicken & Biscuits and Popeyes® Louisiana Kitchen in 48 states, the District of Columbia, three territories, and 26 foreign countries.
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
Fiscal Year.  The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The 2014 and 2013 fiscal years both consisted of 52 weeks. Fiscal year 2012 consisted of 53 weeks.
Cash and Cash Equivalents. The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. Bank overdrafts were insignificant for both fiscal years 2014, and 2013.
Supplemental Cash Flow Information.

(in millions)	2014	2013	2012
Interest paid	$1.8	$3.1	$2.9
Property acquired under capital lease obligation	—	—	1.0
Accrued purchase of property and equipment	3.0	3.8	3.3
Income taxes paid, net	14.9	16.2	12.5
Accounts Receivable, Net.  At December 28, 2014 and December 29, 2013, accounts receivable, net were $8.4 million and $8.8 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, and rents, and various miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. The Company reserves a franchisee’s receivable balance based upon the age of the receivable and consideration of other factors and events. During 2014, 2013, and 2012, changes in the allowance for doubtful accounts were as follows:

(in millions)	2014	2013	2012
Balance, beginning of year	$0.1	$0.2	$0.6
Provisions for credit (recoveries) losses	—	—	(0.1)
Write-offs	—	(0.1)	(0.3)
Balance, end of year	$0.1	$0.1	$0.2

Notes Receivable, Net.  Notes receivable consist of notes from franchisees to finance certain past due franchise revenues and rents. The notes receivable balance is stated net of an allowance for uncollectible amounts which is evaluated each reporting period on a note-by-note basis. At December 28, 2014 and December 29, 2013, notes receivable, net, were approximately $0.6 million and $0.7 million, respectively, of which $0.1 million was current. No notes were reserved at December 28, 2014. The balance in the allowance account at December 29, 2013 and December 30, 2012 was approximately $0.1 million and $0.9 million.
Inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist principally of food, beverage items, paper and supplies. At December 28, 2014 and December 29, 2013, inventory of $0.8 million and $0.5 million was included as a component of “Other current assets.”

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation.
Provisions for depreciation are made using the straight-line method over an asset’s estimated useful life: 7 to 35 years for buildings; 5 to 15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3 to 20 years). During 2014, 2013, and 2012, depreciation expense was approximately $8.2 million, $6.2 million, and $4.0 million, respectively.
The Company capitalizes interest on external costs in connection with the construction of new restaurants. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest expense of $0.2 million was capitalized in 2013. No significant interest was incurred for such purposes in 2014 and 2012.
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
Goodwill and Indefinite Lived Intangible Assets.  Amounts assigned to goodwill arose from the allocation of reorganization value when the Company emerged from bankruptcy in 1992 and from business combinations accounted for by the purchase method. Amounts assigned to trademarks arose from the allocation of reorganization value when the Company emerged from bankruptcy in 1992. These assets are deemed indefinite-lived assets and are not amortized for financial reporting purposes. See Note 6 for further disclosure.
The Company’s finite-lived intangible assets (primarily re-acquired franchise rights) are amortized on a straight-line basis over 10 to 20 years based on the remaining life of the original franchise agreement or lease agreement.
Costs incurred to renew or extend the term of recognized intangibles are expensed as incurred and reported as a component of “General and administrative expenses.”
The Company evaluates goodwill, trademarks, recipes and formulas, and other indefinite lived intangible assets for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. The impairment evaluation for goodwill includes a comparison of the fair value of each of the Company’s reporting units with their carrying value. The Company’s reporting units are its business segments. Goodwill is allocated to each reporting unit for purposes of this analysis. Goodwill associated with bankruptcy reorganization value is assigned to reporting units using a relative fair value approach. Goodwill associated with a business combination is allocated to the reporting unit or a component of the reporting unit expected to benefit from the synergies of the combination. The fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using a discounted cash flow model. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If a reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company follows a similar analysis for the evaluation of trademarks, recipes and formulas, and other indefinite lived intangible assets but that analysis is performed on a consolidated basis. During 2014, 2013, and 2012, there was no impairment of goodwill or trademarks identified during the Company’s annual impairment testing.
In 2014, the Company purchased the recipes and formulas (the "formulas") it uses in the preparation of many of its core menu items from Diversified Foods and Seasonings, L.L.C.. The Company recorded an intangible asset of $41.8 million, for these formulas that were previously licensed to the Company. See Note 6 and Note 15 for further discussion on this commitment.
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

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

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
The Company’s contributions to the advertising cooperative based on company-operated restaurant sales are reflected in the Company’s Consolidated Statements of Operations as a component of “Restaurant employee, occupancy and other expenses.” Additional contributions to the advertising cooperative for national media advertising and other marketing related costs are expensed as a component of “General and administrative expenses.” During 2014, 2013, and 2012, the Company’s advertising costs were approximately $3.8 million, $2.9 million, and $2.3 million, respectively.
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
As of December 28, 2014, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements settled in cash and derivative gains realized during the period. Unrealized derivative gains or losses on terminated swap agreements are amortized as interest expense over the remaining term of the original swap agreement. The Company reclassified $0.8 million of net pre-tax derivative losses into earnings in 2014 and expects to reclassify $0.2 million of net pre-tax derivative losses in 2015. As of December 29, 2013, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements settled in cash. See Note 9 for further discussion of the Company’s interest rate swap agreements.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

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

(in millions)	2014	2013	2012
Franchise royalties	$125.1	$112.1	$104.3
Franchise fees	6.2	9.8	6.2
Franchise royalties and fees	$131.3	$121.9	$110.5
Rent from Franchised Restaurants.  Rent from franchised restaurants is composed of rental income and other fees associated with properties leased or subleased to franchisees. Our typical restaurant leases to franchisees are triple net to the franchisee, requiring them to pay minimum rent or percentage rent based on sales in excess of specified amounts or both minimum rent and percentage rent plus real estate taxes, maintenance costs and insurance premiums. These leases are typically cross-defaulted with the corresponding franchise agreement for the restaurant. Minimum rents are recognized on the straight-line basis over the lease term. Percentage rents based on sales are recognized as earned.
Cash Consideration from Vendors.  The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its advertising fund from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants. For Company-operated restaurants, these incentives are recognized as earned throughout the year and are classified as a reduction of “Restaurant food, beverages and packaging” in the Consolidated Statements of Operations. The incentives recognized by company-operated restaurants were approximately $1.1 million, $1.1 million, and $0.6 million, in 2014, 2013, and 2012, respectively. Rebates earned and contributed to the cooperative advertising fund are excluded from the Company’s Consolidated Statements of Operations.
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
There were no sales of company-operated restaurants in 2014, 2013, or 2012. During 2014, 2013 and 2012, previously deferred gains of approximately $0.2 million, $0.1 million, and $0.6 million, respectively, were recognized in income as a component of “Other expenses (income), net” in the accompanying Consolidated Statements of Operations. As of December 28, 2014, the Company had $0.8 million in deferred gains on unit conversions reported as a component of "Deferred Credits and Other Long-Term Liabilities".
Research and Development.  Research and development costs are expensed as incurred. During 2014, 2013, and 2012, such costs were approximately $2.3 million, $2.2 million, and $1.8 million, respectively.
Foreign Currency Transactions. Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses are included in the accompanying Consolidated Statements of Operations as a component of “General and administrative expenses.” The net foreign currency gains and losses were insignificant in 2014, 2013 and 2012.
Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

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
The Company recorded $5.3 million ($3.3 million net of tax), $5.4 million ($3.4 million net of tax), and $4.9 million ($3.1 million net of tax), in total stock-based compensation expense during 2014, 2013, and 2012, respectively.
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
Derivative Financial Instruments.  The Company uses interest rate swap agreements to reduce its interest rate risk on its floating rate debt under the terms of its credit facility. The Company recognizes all derivatives on the balance sheet at fair value. At inception and on an on-going basis, the Company assesses whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, changes in the fair value of the derivative are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.
Out-of-Period Adjustment. In the fourth quarter of 2014, the Company recorded an out-of-period adjustment of $0.5 million related to the correction of an error in the recording its deferred tax liability associated with its indefinite lived intangible assets in prior periods dating back to 2006. The impact of the adjustment to the 2014 fourth quarter and full year results was to increase income tax expense and increase long-term deferred tax liabilities by $0.5 million. The Company does not believe the error is material to its financial statements for any prior period, nor that the correction of the error is material to the financial statements for the year ended December 28, 2014.
Revisions. The Company has certain non-cash operating and investing activities related to accrued purchases of property and equipment. A revision was made to the consolidated statement of cash flow for 2013 and 2012 which decreased operating cash flows related to the change in accounts payable and other operating liabilities $0.5 million and $1.1 million, respectively, and increased investing cash flows related to capital expenditures $0.5 million and $1.1 million respectively. The revision in the consolidated statement of cash flows noted above represent errors that are not deemed material, individually or in the aggregate, to the prior period financial statements.
Note 3 — Recent Accounting Pronouncements That the Company Has Not Yet Adopted
Revenue Recognition. In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers across all industries. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

standard allows for either a full retrospective or modified retrospective transition method. This guidance will be effective for our fiscal 2017 which begins on December 26, 2016. The guidance will not impact our recognition of sales from Company-operated restaurants, ongoing royalty fees which are based on a percentage of franchise sales, or rent from franchised restaurants which is composed of rental income and other fees associated with properties leased or subleased to franchisees. We are continuing to evaluate the impact the adoption of this standard will have on the recognition of development, franchise, renewal and other franchise fees.
Going Concern. In August 2014, the FASB issued guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of this guidance are not expected to have a significant impact on the consolidated financial statements.
Extraordinary Items. In January 2015, the FASB issued guidance that eliminates from generally accepted accounting principles in the United States of America (“GAAP”) the concept of extraordinary items.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.The requirements of this guidance are not expected to have a significant impact on the consolidated financial statements.
We have reviewed other recently issued accounting pronouncements by the FASB and other standards-setting bodies and concluded that they are either not applicable to our business or are expected to have an immaterial impact on the financial statements upon adoption.
Note 4 — Other Current Assets

(in millions)	2014	2013
Prepaid income taxes	2.8	5.2
Prepaid expenses and other current assets	4.6	4.6
	$7.4	$9.8

Note 5— Property and Equipment, Net

(in millions)	2014	2013
Land	$19.2	$16.0
Buildings and improvements	75.9	60.8
Equipment	40.0	33.3
Properties held for sale and other	0.1	0.1
	135.2	110.2
Less accumulated depreciation and amortization	(39.5)	(32.6)
	$95.7	$77.6
The increase in property and equipment, net in 2014 was primarily due to the construction of new company-operated restaurants.
At December 28, 2014 and December 29, 2013, property and equipment, net included capital lease assets with a gross book value of $1.8 million and accumulated amortization of $0.3 million.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

Note 6 — Trademarks and Other Intangible Assets, Net

(in millions)	2014	2013
Indefinite lived intangible assets:
Trademarks	$50.0	$50.0
Recipes and formulas	41.8	—
Other	0.6	0.6
	92.4	50.6
Amortizable intangible assets:
Re-acquired franchise rights	7.1	7.1
Accumulated amortization	(4.8)	(4.3)
	2.3	2.8
	$94.7	$53.4
Amortization expense was approximately $0.5 million, $0.5 million, and $0.6 million, for 2014, 2013, and 2012, respectively. Estimated amortization expense is expected to be approximately $0.5 million in 2015 through 2017, $0.4 million in 2018, and $0.3 million in 2019. The remaining weighted average amortization period for these assets is 5 years.

In the second quarter 2014, the Company purchased the recipes and formulas (the "formulas") it uses in the preparation of many of its core menu items from Diversified Foods and Seasonings, L.L.C. for $43.0 million. The Company recorded an intangible asset of $41.8 million, net of royalties due under a 2010 Royalty and Supply Agreement (the "2010 Agreement") plus transaction costs. The formulas were previously licensed to the Company pursuant to the terms of the 2010 Agreement. See Note 15 for further discussion on this commitment.

Note 7 — Other Current Liabilities

(in millions)	2014	2013
Accrued wages, bonuses and severances	$8.5	$6.0
Other	3.9	2.1
	$12.4	$8.1

Note 8 — Fair Value Measurements
The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of December 28, 2014 and December 29, 2013:

	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
December 28, 2014
Financial Assets
Cash equivalents	$9.0	$—	$—	$9.0
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Interest Rate Swap Agreement (Note 9)	—	—	—	—
Total assets at fair value	$13.3	$—	$—	$13.3
Financial Liabilities
Long term debt and other borrowings	$—	115.7	$—	109.9
Total liabilities at fair value	$—	$115.7	$—	$109.9

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
December 29, 2013
Financial Assets
Cash equivalents	$10.6	$—	$—	$10.6
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$14.9	$—	$—	$14.9
Financial Liabilities
Long term debt and other borrowings	$—	$72.2	$—	$67.2
Total liabilities at fair value	$—	$72.2	$—	$67.2

At December 28, 2014 and December 29, 2013, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.

The fair value of the Company's long-term debt was approximately $115.7 million and $72.2 million on December 28, 2014 and December 29, 2013, respectively. The carrying value of our long-term debt, as discussed in Note 9, was $109.9 million and $67.2 million on December 28, 2014 and December 29, 2013, respectively. The fair value of each of the Company's long-term debt instruments is based on the amount of future cash flows associated with each instrument, discounted using the Company's current borrowing rate for a similar debt instrument of comparable maturity and is considered a Level 2 valuation.
The fair value of the Company’s interest rate swap at December 28, 2014 was based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”). The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity. The interest rate swap agreement is presented as a level 2 assets when amounts are significant.
Note 9 — Long-Term Debt and Other Borrowings

(in millions)	2014	2013
2013 Credit Facility:
Revolving credit facility	$106.0	$63.0
Capital lease obligations	2.2	2.2
Other notes	1.7	2.0
	109.9	67.2
Less current portion	(0.3)	(0.3)
	$109.6	$66.9
2013 Credit Facility.  On December 18, 2013, the Company entered into a bank credit facility with a group of lenders consisting of a five year $125.0 million dollar revolving credit facility. The Company drew $63.0 million under the revolving credit facility which was used to retire the Company's 2010 Credit Facility.

Outstanding balances accrue interest at a margin of 125 to 250 basis points over the London Interbank Offered Rate (“LIBOR”) or other alternative indices plus an applicable margin as specified in the facility. The commitment fee on the unused balance under the facility ranges from 15 to 40 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the Consolidated Total Leverage Ratio. As of December 28, 2014 and December 29, 2013, the Company’s weighted average interest rates for all outstanding indebtedness under its credit facilities were 1.7% and 1.5% respectively.

Under the terms of the 2013 Credit Facility, the Company can request additional revolving loan commitments of up to $115.0 million. During the second quarter 2014, the Company increased its revolving credit capacity by $10.0 million, to $135.0 million, and borrowed $43.0 million.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2013 Credit Facility. As of December 28, 2014, the Company had $0.1 million of outstanding letters of credit. The Company had $28.9 million available for short-term borrowings and letter of credit under its 2013 Credit Facility as of December 28, 2014.
The 2013 Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets, excluding real estate. The 2013 Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its common stock and enter into certain lease transactions. The 2013 Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. At December 28, 2014, the Company was compliant with all debt covenant requirements.
In 2013, the Company expensed $0.4 million associated with the extinguishment of the 2010 Credit Facility, which is reported as a component of “Interest expense, net.” Additionally, the Company capitalized approximately $0.7 million of fees related to the new facility as debt issuance costs which will be amortized over the remaining life of the facility utilizing the straight-line method for the revolving credit facility.

Future Debt Maturities. At December 28, 2014, aggregate future debt maturities, excluding capital lease obligations, were as follows:

(in millions)
2015	$0.3
2016	0.3
2017	0.3
2018	106.4
2019	0.4
Thereafter	—
$107.7
Interest Rate Swap Agreements.  On December 16, 2014, the Company entered an interest rate swap contract effective January 5, 2015 under the 2013 facility. The Company used this interest rate swap agreement to fix the interest rate exposure on a portion of its outstanding revolving debt. The Company's interest rate swap agreement limits the interest rate exposure on $53 million of floating rate debt to a fixed rate of 2.69%. The original term of the swap agreement is scheduled to expire January 5, 2018. The previous interest rate swap agreements were terminated on December 16, 2013.
The fair value of the Company’s interest rate swap agreements as of December 28, 2014 and December 29, 2013 were insignificant.
The Effect of Derivative Instruments on the Statement of Operations

	Amount of Gain (Loss) recognized into AOCI			Amount of Gain (Loss) Reclassified from AOCI to Income
(In millions)	2014	2013	2012		2014	2013	2012
Interest rate swap agreements, net of tax	$—	$0.2	$—	Interest expense, net	$0.8	$—	$—
Net interest expense associated with these agreements was approximately $0.0 million, $0.5 million, and $0.6 million in 2014, 2013, and 2012, respectively.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

Note 10 — Leases
The Company leases property and equipment associated with its (1) corporate facilities; (2) forty-five of its company-operated restaurants; (3) forty-six restaurant properties that are subleased to franchisees; and (4) and three properties that are subleased to unrelated third parties.

At December 28, 2014, future minimum payments under capital and non-cancelable operating leases were as follows:

(in millions)	Capital Leases	Operating Leases
2015	$0.3	$7.7
2016	0.2	7.7
2017	0.2	7.5
2018	0.2	7.0
2019	0.3	6.8
Thereafter	4.7	111.0
Future minimum lease payments	5.9	147.7
Less amounts representing interest	3.7	—
	$2.2	$147.7
During 2014, 2013, and 2012, rental expense was approximately $7.1 million, $6.0 million, and $5.9 million, respectively, including contingent rentals of $0.2 million in 2012. There was no significant contingent rental expense in 2014 and 2013, respectively. At December 28, 2014, the implicit rate of interest on capital leases ranged from 8.1% to 16.0%.
The Company leases twenty-four restaurant properties and subleases forty-six restaurant properties to franchisees. Our typical restaurant leases and subleases to franchisees are triple net to the franchisee, requiring them to pay minimum rent or percentage rent based on sales in excess of specified amounts or both minimum rent and percentage rent plus real estate taxes, maintenance costs and insurance premiums. At December 28, 2014, the aggregate gross book value and net book value of owned properties that were leased to franchisees was approximately $32.8 million and $29.6 million, respectively. During 2014, 2013, and 2012, rental income from these leases and subleases was approximately $7.0 million, $5.4 million, and $4.3 million, respectively. At December 28, 2014, future minimum rental income associated with these leases and subleases, are approximately $3.0 million in 2015, $2.6 million in 2016, $2.1 million in 2017, $1.6 million in 2018, $1.4 million in 2019, and $6.4 million thereafter.

Note 11 — Deferred Credits and Other Long-Term Liabilities

(in millions)	2014	2013
Deferred franchise revenues	$3.7	$3.5
Deferred gains on unit conversions	0.8	1.0
Deferred rentals	7.6	7.4
Above-market rent obligations	2.5	2.6
Deferred income taxes	16.0	13.6
Other long-term liabilities	1.8	2.0
	$32.4	$30.1

Note 12 — Common Stock
Share Repurchase Program. The Company’s Board of Directors has approved a share repurchase program. On August 29, 2014 the Board of Directors approved an additional $50.0 million for the share repurchase program. During 2014, 2013 and 2012, we repurchased and retired 891,931 shares, 504,295 shares and 741,228 shares of common stock for approximately $40.0 million, $19.9 million and $15.2 million, respectively.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

As of December 28, 2014, the remaining value of shares that may be repurchased under the program was $41.5 million. On February 20, 2015, the Company's Board of Directors approved a multi-year share repurchase authorization increasing the maximum value of shares that may be repurchased under the plan to $100 million.
Pursuant to the terms of the Company’s 2013 Credit Facility, the Company may repurchase its common stock when the Total Leverage Ratio is less than 3.00 to 1.0. Total Leverage Ratio, as defined in the 2013 Credit Facility, is the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. The Total Leverage Ratio at December 28, 2014 is less than 1.40 to 1.0.
Dividends. During 2014, 2013 and 2012, the Company paid no dividends.
Note 13 — Stock Option Plans
The 2006 Incentive Stock Plan. In May 2006, the Company created the 2006 Incentive Stock Plan. The plan authorizes the issuance of approximately 3.3 million shares of the Company’s common stock. Options and other awards such as restricted stock, stock appreciation rights, stock grants, and stock unit grants under the plan generally may be granted to any of the Company’s employees and non-employee directors. The options currently granted and outstanding as of December 28, 2014 allow certain employees and directors of the Company to purchase approximately 427,000 shares of common stock. The options vest over three years on a graded basis. If not exercised, the options under these grants expire seven years from the date of issuance.
A Summary of Stock Option Plan Activity. The table below summarizes the activity within the Company’s stock option plans for the fiscal year ended December 28, 2014.

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Stock options:
Outstanding at beginning of year	566	$14.58
Granted options	81	41.52
Exercised options	(205)	11.79
Canceled and expired options	(15)	34.07
Outstanding at end of year	427	$20.35	3.8	$15.3
Exercisable at end of year	287	$13.54	2.9	$12.2
Shares available for future grants under the plans at end of year	1,056
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2014 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
The Company recognized approximately $1.1 million, $0.9 million, and $0.9 million in stock-based compensation expense associated with its stock option grants during 2014, 2013, and 2012, respectively. As of December 28, 2014, there was approximately $0.9 million of total unrecognized compensation costs related to unvested stock options which are expected to be recognized over a weighted average period of approximately 1.5 years. The total fair value at grant date of awards which vested during 2014, 2013, and 2012 was $0.9 million, $0.8 million, and $1.4 million, respectively.
The weighted average grant date fair value of awards granted during 2014, 2013, and 2012 was $17.93, $15.11, and $7.74, respectively. The total intrinsic value of stock options exercised during 2014, 2013, and 2012 was $6.4 million, $7.6 million and $1.1 million, respectively
During 2014, 2013, and 2012, the fair value of option awards were estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The following weighted average assumptions were used for the grants:

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

	2014	2013	2012
Risk-free interest rate	1.8%	0.7%	1.0%
Expected dividend yield	—%	—%	—%
Expected term (in years)	4.5	4.5	4.5
Expected volatility	50.6%	53.0%	55.3%
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
The following table summarizes the non-vested stock option activity for the 52 week period ended December 28, 2014:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested stock options outstanding at beginning of period	173	$10.68
Granted	81	17.93
Vested	(97)	9.26
Canceled	(17)	14.60
Unvested stock options outstanding at end of period	140	$15.37
Performance Stock Awards
The Company's current long-term incentive plan grants restricted stock awards pursuant to the 2006 Incentive Stock Plan which are earned subject to the Company meeting three-year cumulative EBITDA goals. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. A three-year cumulative EBITDA goal is approved by the board of directors at the start of the three-year performance periods. Shares are earned based on a sliding scale of performance above and below the performance goal. The sliding scale is anchored by a minimum performance requirement of 95% of three-year cumulative EBITDA. If 95% of the performance goal is not achieved, then no performance shares are earned. If 95% is achieved, then 50% of the targeted shares are earned. If 100% of the performance goal is achieved, then award is paid at target. The maximum performance requirement is 110% of cumulative EBITDA. If maximum performance is achieved, then 200% of the targeted shares are earned. Shares earned by three-year cumulative EBITDA performance will be adjusted based on our three-year total shareholder return ("TSR") against a broader group of restaurant companies. Shares earned will be adjusted -10% if TSR performance is in the bottom quartile, and will be adjusted +10% if TSR performance is in the upper quartile. TSR represents stock price appreciation and dividends over the three-year performance period. Earned performance shares cliff vest three years from the date of issuance.

The following table summarizes the restricted share awards activity for the 52 week period ended December 28, 2014:

(share awards in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested performance stock awards:
Outstanding beginning of year	161	$24.14
Granted	65	$42.92
Vested	(8)	$21.43
Canceled	(25)	$20.38
Outstanding end of year	193	$29.88
The grant date fair values of the performance stock awards are determined using a Monte-Carlo simulation model. The weighted average grant date fair value of restricted share awards granted during 2013 and 2012 were $36.35 and $17.34, respectively.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

These awards are amortized as expense on a straight line basis over the three-year vesting period. Compensation expense reflects the number of awards that are expected to vest and are adjusted to reflect those awards that do ultimately vest. The Company recognizes compensation expense for awards if and when the Company concludes that is is probable that the three-year cumulative EBITDA performance condition will be achieved. The Company recognized approximately $2.8 million, $2.0 million, and $0.6 million, in stock-based compensation expense associated with these awards during 2014, 2013, and 2012, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period.
As of December 28, 2014, there was approximately $2.8 million in unrecognized compensation cost related to unvested performance stock awards which are expected to be recognized over a weighted average period of approximately 1.9 years. The awards under this new performance stock award plan began vesting in 2014. The total fair value at grant date of awards which vested during 2014 was $0.2 million. There was no value in 2013 and 2012, respectively.
Our previous long-term incentive plan divided performance stock award grants into three separate tranches. Each tranche was granted annually and was earned based on annual EBITDA performance. Earned performance shares were not vested until the completion of the entire three-year performance period. Performance shares were earned annually according to the same scale as the annual incentive plan based on achieving a minimum EBITDA performance of 95% up to a maximum of 110% EBITDA performance. Dividends, if paid by the company, are only paid on earned performance shares. The last grant under this plan was in 2013.
The following table summarizes the performance stock awards activity under the former long-term incentive plan for the 52 week period ended December 28, 2014:

(share awards in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested performance stock awards:
Outstanding beginning of year	87	$22.44
Granted	11	$19.11
Vested	(97)	$22.17
Canceled	(1)	$16.26
Outstanding end of year	—	$—
The grant date fair values of the performance stock awards granted under the former long-term incentive plan were based on the Company's closing stock price on the date of grant. The weighted average grant date fair value of restricted share awards granted during 2013 and 2012 were $34.81 and $15.27, respectively.
Each tranche granted was amortized as expense on a straight line basis from the date of grant through the scheduled vesting date. Compensation expense reflects the number of awards that were expected to vest and are adjusted to reflect those awards that ultimately vested. The Company recognized compensation expense for awards if and when the Company concluded that is is probable that the annual EBITDA performance condition would be achieved. The Company recognized approximately $0.4 million, $1.7 million, and $2.3 million, in stock-based compensation expense associated with these awards during 2014, 2013, and 2012, respectively.
As of December 28, 2014, there was no unrecognized compensation cost related to unvested performance stock awards under the former long-term incentive plan. The total fair value at grant date of awards which vested during 2014, 2013, and 2012 was, $2.2 million, $2.2 million, and $1.9 million, respectively.
Restricted Stock Awards
The Company also grants restricted stock awards pursuant to the 2006 Incentive Stock Plan which generally vest on a pro rata basis over three years.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

The following table summarizes the restricted stock awards activity for the 52 week period ended December 28, 2014:

(share awards in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards:
Outstanding beginning of year	27	$22.52
Granted	20	$40.57
Vested	(6)	$23.50
Canceled	(9)	$21.54
Outstanding end of year	32	$33.77
The grant date fair values of the restricted stock awards are based on the Company's closing stock price on the date of the grant. The weighted average grant date fair value of restricted share awards granted during 2013 and 2012 were $35.77 and $15.93, respectively.
These awards are amortized as expense on a graded basis over the three-year vesting period. The Company recognized approximately $0.4 million, $0.2 million, and $0.5 million, in stock-based compensation expense associated with these awards during 2014, 2013, and 2012, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period.
As of December 28, 2014, there was approximately $0.6 million of total unrecognized compensation cost related to unvested restricted stock awards which are expected to be recognized over a weighted average period of approximately 1.5 years. The total fair value at grant date of awards which vested during 2014, 2013, and 2012, was $0.1 million, $0.1 million, and $0.6 million, respectively.

Restricted Share Units
The Company grants restricted stock units (RSUs) to members of its board of directors pursuant to the 2006 Incentive Stock Plan. Vested RSUs are convertible into shares of the Company’s common stock on a 1:1basis at such time the director no longer serves on the board of the Company. The Company recognized $0.6 million, $0.6 million, and $0.6 million in stock-based compensation expense associated with these awards during the 2014, 2013, and 2012, respectively. As of December 28, 2014, there was approximately $0.2 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 0.4 years.
The following table summarizes the restricted share unit activity for the 52 week period ended December 28, 2014.

(share awards in thousands)	Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units:
Outstanding beginning of year	196	$14.53
Granted	17	37.20
Vested	(36)	13.56
Outstanding end of year	177	$16.86
The weighted average grant date fair value of restricted share units vested in 2013 was $11.98, respectively. The weighted average grant date fair value of restricted share units granted during 2013 and 2012 were $34.42 and $21.02, respectively.
Note 14 — 401(k) Savings Plan
The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 75.0% of their eligible compensation to the Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 5.0% of their eligible compensation. The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.4 million, $0.5 million, and $0.4 million, during 2014, 2013, and 2012, respectively, for its contributions to the Plan.
Note 15 — Commitments and Contingencies
Supply Contracts. Supplies are generally provided to Popeyes franchised and company-operated restaurants, pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative of which the Company is a member. The Company and its franchisees hold membership interests in SMS in proportion to the number of restaurants they own. At December 28, 2014, the Company held one of five board seats. The operations of SMS are not included in the Consolidated Financial Statements.
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
In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, SMS has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, SMS has entered into commodity pricing agreements for certain commodities including corn and soy, which impact the price of poultry and other food cost.
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
Formula and Supply Agreements with Former Owner.  Under a 2010 Royalty and Supply Agreement (the "2010 Agreement") with Diversified Foods and Seasonings, L.L.C. (“Diversified”), the Company had the worldwide exclusive rights to the Popeyes recipes and formulas (the "formulas") the Company uses in the preparation on many of its core menu items. Under the 2010 Agreement the Company also purchased certain proprietary spices and other products made exclusively by Diversified. The 2010 Agreement required the Company to pay Diversified an annual royalty for the use of the formulas of approximately $3.1 million until March 2029.
In June 2014, the Company purchased the formulas from Diversified for $43.0 million. In connection with the formula purchase, the Company and Diversified terminated the 2010 Agreement and replaced it with a new 2014 Supply Agreement (the "New Supply Agreement"). The new supply agreement provides that the Company agrees to utilize, and to require its franchisees to utilize Diversified as the exclusive supplier of certain agreed upon core products in the continental United States. The term of the new supply agreement continues until March 2034, unless earlier terminated in accordance with the terms of the agreement. See Note 6 for additional detail.
The Company expensed approximately $1.4 million under the 2010 Agreement during 2014. During 2013 and 2012, the Company expensed approximately $3.1 million under this agreement.
Business Process Services.  Certain accounting and information technology services are provided to the Company under an agreement with third party provider which expires April 30, 2015 unless renewed under an automatic annual renewal option. At December 28, 2014, future minimum payments under this contract are approximately $0.6 million during 2015. During 2014, 2013 and 2012, the Company expensed $1.8 million, $1.7 million, and $1.5 million, respectively, under this agreement.

Information Technology Outsourcing.  Certain information technology services are provided to the Company under Managed Information Technology Services Agreements with certain third party providers. At December 28, 2014, future minimum payments under these contracts are $0.3 million in 2015. During 2014, 2013, and 2012, the Company expensed $1.6 million, $2.6 million, and $2.4 million, respectively, under these agreement.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

Employment Agreements.  As of December 28, 2014, the Company had employment agreements with five senior executives which provide for annual base salaries ranging from $321,000 to $725,000 subject to annual adjustment by the Board of Directors, an annual incentive bonus, fringe benefits, participation in Company-sponsored benefit plans and such other compensation as may be approved by the Board of Directors. The terms of the agreements end in 2015, unless earlier terminated or otherwise renewed pursuant to the terms thereof and are automatically extended for successive one-year periods following the expiration of each term unless notice is given by the Company or the executive not to renew. Pursuant to the terms of the agreements, if employment is terminated without cause or if written notice not to renew employment is given by the Company, the terminated executive would in certain cases be entitled to, among other things, one, one and one half or two times annual base salary, as applicable, and one, one and one half or two times the bonus payable, as applicable, to the individual for the fiscal year in which such termination occurs. Under the terms of the agreements, upon a change of control of the Company and a significant reduction in the executive’s responsibilities or duties, the executive may terminate employment and would be entitled to receive the same severance pay the executive would have received had the executive’s employment been terminated without cause.
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
Insurance Programs.  The Company carries property, general liability, business interruption, crime, directors and officers liability, privacy & network liability, employment practices liability, environmental and workers’ compensation insurance policies which it believes are customary for businesses of its size and type. Pursuant to the terms of their franchise agreements, the Company’s franchisees are also required to maintain certain types and levels of insurance coverage, including commercial general liability insurance, workers’ compensation insurance, all risk property and automobile insurance.
The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 28, 2014, the Company’s insurance reserves of approximately $0.1 million were collateralized by letters of credit and/or cash deposits of $0.1 million.
Environmental Matters.  The Company is subject to various federal, state and local laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations. Certain of the Company’s current and formerly owned and/or leased properties are known or suspected to have been used by prior owners or operators as retail gas stations, and a few of these properties may have been used for other environmentally sensitive purposes. Certain of these properties previously contained underground storage tanks (“USTs”), and some of these properties may currently contain abandoned USTs. It is possible that petroleum products and other contaminants may have been released at these properties into the soil or groundwater. Under applicable federal and state environmental laws, the Company, as the current or former owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any such contamination, as well as any other environmental conditions at its properties that are unrelated to USTs. The Company has obtained insurance coverage that it believes is reasonable to manage any potential risks related to environmental remediation liabilities.
Foreign Operations. The Company’s international operations are limited to franchising activities. During 2014, 2013, and 2012, such operations represented approximately 11.5%, 10.9%, and 11.2%, of total franchise revenues, respectively; and approximately 6.4%, 6.4%, and 6.9%, of total revenues, respectively. At December 28, 2014, approximately $1.4 million of the Company’s accounts receivable were related to its international franchise operations.
Significant Franchisee.  During 2014, 2013, and 2012, one domestic franchisee accounted for approximately 7.2%, 7.8%, and 8.3%, respectively of the Company’s royalty revenues.
Geographic Concentrations.  Of the Company’s domestic company-operated and franchised restaurants, the majority are located in the southern, southwestern and the Atlantic Coast of the United States. The Company’s international franchisees operate in South Korea, Indonesia, Canada, Turkey and various countries throughout Central America, Asia and Europe.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

Note 16 — Other Expenses (Income), Net

(in millions)	2014	2013	2012
Disposals of property and equipment	$0.2	$0.4	$0.3
Net gain on sale of assets	(1.0)	(0.1)	(0.9)
Executive transition expenses	2.0	—	—
Other	—	—	0.1
	$1.2	$0.3	$(0.5)
During 2014, the Company incurred $2.0 million in other expenses related to executive transition expenses.
During 2014, the net gain on sale of assets includes the sale of four properties to franchisees for approximately $1.3 million of which the Company realized a gain of $0.8 million.
During 2012, the net gain on sale of assets includes a $0.3 million gain on the sale of real estate to a franchisee and the recognition of $0.5 million in deferred gains related to seven properties formerly leased to a franchisee.
Note 17 — Interest Expense, Net

(in millions)	2014	2013	2012
Interest on debt	$1.6	$2.4	$2.8
Reclassification adjustment for derivative losses	0.8	—	—
Amortization and write-offs of debt issuance costs	0.2	0.8	0.4
Other debt related charges	0.5	0.6	0.5
Interest income	(0.1)	(0.1)	(0.1)
	$3.0	$3.7	$3.6

The decrease in interest expense on debt for 2014 compared to 2013 is primarily due to the lower effective interest rate under the 2013 Credit Facility.

Note 18 — Income Taxes
Total income taxes for fiscal years 2014, 2013, and 2012, were allocated as follows:

(in millions)	2014	2013	2012
Income taxes in the statements of operations, net	$23.8	$20.4	$17.3
Income taxes charged (credited) to statements of shareholders’ equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2.6)	(3.4)	(0.4)
Other comprehensive income	0.3	0.2	—
	$21.5	$17.2	$16.9
Total U.S. and foreign income before income taxes for fiscal years 2014, 2013, and 2012, were as follows:

(in millions)	2014	2013	2012
United States	$54.7	$49.5	$41.3
Foreign	7.1	5.0	6.4
	$61.8	$54.5	$47.7

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

The components of income tax expense were as follows:

(in millions)	2014	2013	2012
Current income tax expense:
Federal	$17.4	$12.8	$12.2
Foreign	1.6	1.4	1.3
State	2.4	1.7	1.6
	21.4	15.9	15.1
Deferred income tax expense:
Federal	1.7	4.1	2.0
State	0.7	0.4	0.2
	2.4	4.5	2.2
	$23.8	$20.4	$17.3
In the fourth quarter 2014, the Company recorded a $0.5 million out-of-period adjustment to correct an error related to the measurement of its deferred tax liability associated with its indefinite lived intangible assets as discussed in Note 2. The adjustment is included as a component of state deferred income tax expense.
Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company’s U.S. income tax liabilities.
Reconciliations of the Federal statutory income tax rate to the Company’s effective tax rate are presented below:

	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.3%	1.9%	1.5%
Valuation allowance	1.3%	0.9%	0.8%
Provision to return adjustments	0.4%	(0.3)%	(0.1)%
Adjustments to estimated tax reserves	(0.1)%	0.1%	(1.2)%
Other items, net	(0.4)%	(0.2)%	0.3%
Effective income tax rate	38.5%	37.4%	36.3%

Provision to return adjustments include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Operations to amounts reflected on our tax returns.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

(in millions)	2014	2013
Deferred tax assets:
Deferred franchise fee revenue	$1.3	$0.8
State net operating loss carry forwards	7.2	6.3
Deferred rentals	4.1	4.0
Deferred compensation	3.9	3.8
Allowance for doubtful accounts	0.1	0.1
Other accruals	0.4	0.4
Reorganization costs	2.4	2.3
Total gross deferred tax assets	19.4	17.7
Deferred tax liabilities:
Franchise value and trademarks	(20.6)	(19.3)
Property, plant and equipment	(7.4)	(5.7)
Prepaid expenses and other current assets	(0.5)	—
Total gross deferred liabilities	(28.5)	(25.0)
Valuation allowance	(7.3)	(6.3)
Net deferred tax liability	$(16.4)	$(13.6)
The Company assesses quarterly the likelihood that the deferred tax assets will be recovered. To make this assessment, historical levels of income, expectations and risks associated with estimates of future taxable income are considered. If recovery is not likely, the Company increases its valuation allowance for the deferred tax assets that it estimates will not be recovered.

At December 28, 2014, the Company had state net operating losses (“NOLs”) of approximately $137.6 million which expire between 2017 and 2029. The Company established a full valuation allowance on the deferred tax asset related to these NOLs as it is more likely than not that such tax benefit will not be realized. As such, the Company has established valuation allowances of approximately $7.2 million on state net operating loss carry forwards and $0.1 million on other deferred tax assets at December 28, 2014 and $6.3 million on state net operating loss carry forwards at December 29, 2013.
The amount of unrecognized tax benefits were approximately $1.3 million as of December 28, 2014 of which approximately $0.2 million, if recognized, would impact the effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 28, 2014 is as follows:

(in millions)	2014	2013	2012
Balance, beginning of year	$1.4	$1.3	$2.2
Additions related to current year	—	0.1	—
Reductions related to prior years	(0.1)	—	(0.8)
Reductions due to statute expiration	—	—	(0.1)
Balance, end of year	$1.3	$1.4	$1.3
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions for the fiscal years 2014, 2013, and 2012 were not significant. The Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions as of December 28, 2014 and December 29, 2013.
Unrecognized tax benefits and accrued interest and penalties are reported as a component of deferred credits and other long-term liabilities.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2011 through 2013 are open to audit. In general, the state tax years open to audit range from 2010 through 2013.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

Note 19 — Components of Earnings Per Share Computation

(in millions)	2014	2013	2012
Net income	$38.0	$34.1	$30.4
Denominator for basic earnings per share — weighted average shares	23.3	23.6	23.9
Dilutive employee stock options	0.5	0.5	0.6
Denominator for diluted earnings per share	23.8	24.1	24.5
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
Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. The weighted average number of shares subject to antidilutive options were not significant for the fiscal year 2014, 2013 and 2012.

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

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

(in millions)	2014	2013	2012
Revenues
Franchise operations	$138.4	$127.3	$114.8
Company-operated restaurants	97.2	78.7	64.0
	$235.6	$206.0	$178.8

Operating profit
Franchise operations	$62.2	$54.7	$47.8
Company-operated restaurants	12.5	10.5	7.6
	74.7	65.2	55.4
Less unallocated expenses
Depreciation and amortization	8.7	6.7	4.6
Other expenses (income), net	1.2	0.3	(0.5)
Operating profit	64.8	58.2	51.3
Interest expense, net	3.0	3.7	3.6
Income before income taxes	$61.8	$54.5	$47.7

Capital expenditures
Franchise operations	$5.3	$14.3	$16.9
Company-operated restaurants	22.5	18.5	9.3
	$27.8	$32.8	$26.2

Goodwill — year end
Franchise operations	$8.9	$8.9	$8.9
Company-operated restaurants	2.2	2.2	2.2
	$11.1	$11.1	$11.1

Total assets — year end
Franchise operations	$195.7	$154.8	$140.0
Company-operated restaurants	64.6	45.7	32.4
	$260.3	$200.5	$172.4

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2014, 2013, and 2012 — (Continued)

Note 21— Quarterly Financial Data (Unaudited)

(in millions, except per share data)	2014
Results of Operations	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$70.1	$53.7	$54.9	$56.9
Operating profit	18.7	14.1	16.7	15.3
Net income	11.1	8.3	9.8	8.8
Basic earnings per common share	0.47	0.36	0.42	0.38
Diluted earnings per common share	0.46	0.35	0.42	0.37

(in millions, except per share data)	2013
Results of Operations	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$60.4	$47.9	$49.3	$48.4
Operating profit	16.2	14.5	15.4	12.1
Net income	9.6	8.5	9.0	7.0
Basic earnings per common share	0.41	0.36	0.38	0.30
Diluted earnings per common share	0.40	0.35	0.37	0.29

(a)	The Company’s first quarters for 2014 and 2013 contained sixteen weeks. The remaining quarters of 2014 and 2013 were twelve weeks.

(b)
The Company opened seven company-operated restaurants during the fourth quarter 2014 compared to five during the same period last year. Total sales of the seven company-operated restaurants were $1.2 million for the fourth quarter 2014.

(c)
The Company recognized a $0.9 million in net gains on sale assets during the fourth quarter 2014 associated with the sale of real estate to franchisees and the recognition of deferred gains related to seven properties formerly leased to a franchisee. The Company recognized $0.9 million in lease termination fees associated with the sale of real estate.

(d)	The Company's net income in the fourth quarter was impacted by the $0.5 million out of period adjustment. See Note 2 for the Condensed Consolidated for further information.