Form 10-Q
period 2015-04-19
POPEYES LOUISIANA KITCHEN, INC.
filed 2015-05-27
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 19, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
As of May 15, 2015 there were 23,150,956 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Popeyes Louisiana Kitchen, Inc.

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	4/19/2015	12/28/2014
Current assets:
Cash and cash equivalents	$6.3	$8.4
Accounts and current notes receivable, net	9.5	8.6
Other current assets	6.6	7.4
Advertising cooperative assets, restricted	37.6	32.4
Total current assets	60.0	56.8
Long-term assets:
Property and equipment, net	96.5	95.7
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	94.5	94.7
Other long-term assets, net	1.8	2.0
Total long-term assets	203.9	203.5
Total assets	$263.9	$260.3
Current liabilities:
Accounts payable	$5.4	$7.4
Other current liabilities	6.8	12.4
Current debt maturities	0.3	0.3
Advertising cooperative liabilities	37.6	32.4
Total current liabilities	50.1	52.5
Long-term liabilities:
Long-term debt	109.5	109.6
Deferred credits and other long-term liabilities	34.0	32.4
Total long-term liabilities	143.5	142.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 23,150,421 and 23,143,609 shares issued and outstanding at April 19, 2015 and December 28, 2014, respectively)	0.2	0.2
Capital in excess of par value	37.6	46.4
Accumulated earnings	32.9	19.3
Accumulated other comprehensive loss	(0.4)	(0.1)
Total shareholders’ equity	70.3	65.8
Total liabilities and shareholders’ equity	$263.9	$260.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	16 Weeks Ended
	4/19/2015	4/20/2014
Revenues:
Sales by Company-operated restaurants	$34.7	$29.4
Franchise royalties and fees	43.1	38.8
Rent from franchised restaurants	1.7	1.9
Total revenues	79.5	70.1
Expenses:
Restaurant food, beverages and packaging	11.3	9.6
Restaurant employee, occupancy and other expenses	15.9	13.8
General and administrative expenses	25.3	24.4
Occupancy expenses - franchise restaurants	0.9	0.9
Depreciation and amortization	2.9	2.6
Other expenses (income), net	0.1	0.1
Total expenses	56.4	51.4
Operating profit	23.1	18.7
Interest expense, net	1.1	0.9
Income before income taxes	22.0	17.8
Income tax expense	8.4	6.7
Net income	$13.6	$11.1

Earnings per common share, basic:	$0.59	$0.47
Earnings per common share, diluted:	$0.58	$0.46

Weighted-average shares outstanding:
Basic	22.9	23.5
Diluted	23.3	23.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	16 Weeks Ended
	4/19/2015	4/20/2014
Net income	$13.6	$11.1
Other comprehensive income
Net change in fair value of cash flow hedge	(0.5)	—
Reclassification adjustments for derivative losses included in earnings	0.1	0.3
Other comprehensive income (loss), before income taxes	(0.4)	0.3
Income tax on other comprehensive income (loss)	0.1	(0.1)
Other comprehensive income (loss), net of income taxes	(0.3)	0.2
Comprehensive income	$13.3	$11.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Earnings		Total
Balance at December 28, 2014	23,143,609	$0.2	$46.4	$19.3	$(0.1)	$65.8
Net income	—	—	—	13.6	—	13.6
Other comprehensive income, net of income tax	—	—	—	—	(0.3)	(0.3)
Repurchases and retirement of shares	(183,847)	—	(11.0)	—	—	(11.0)
Issuance of common stock under stock option plan	69,462	—	0.6	—	—	0.6
Issuance of restricted stock awards, net of forfeitures	121,197	—	(5.0)	—	—	(5.0)
Excess tax benefits from stock-based compensation	—	—	4.9	—	—	4.9
Stock-based compensation expense	—	—	1.7	—	—	1.7
Balance at April 19, 2015	23,150,421	$0.2	$37.6	$32.9	$(0.4)	$70.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	16 Weeks Ended
	4/19/2015	4/20/2014
Cash flows provided by (used in) operating activities:
Net income	$13.6	$11.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.9	2.6
Net gain (loss) on sale and disposal of assets	(0.1)	0.1
Deferred income taxes	0.7	(0.1)
Non-cash interest expense, net	0.2	0.4
Excess tax benefits from stock-based payment arrangements	(4.9)	(1.1)
Stock-based compensation expense	1.7	1.6
Change in operating assets and liabilities:
Accounts receivable	(0.8)	(0.5)
Other operating assets	5.7	6.6
Accounts payable and other operating liabilities	(9.8)	(3.5)
Net cash provided by operating activities	9.2	17.2
Cash flows used in investing activities:
Capital expenditures	(5.7)	(6.6)
Net cash used in investing activities	(5.7)	(6.6)
Cash flows provided by (used in) financing activities:
Share repurchases	(11.0)	(10.0)
Proceeds from exercise of employee stock options	0.6	0.6
Excess tax benefits from stock-based payment arrangements	4.9	1.1
Other financing activities, net	(0.1)	(0.1)
Net cash used in financing activities	(5.6)	(8.4)
Net increase (decrease) in cash and cash equivalents	(2.1)	2.2
Cash and cash equivalents at beginning of year	8.4	9.6
Cash and cash equivalents at end of quarter	$6.3	$11.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business
Popeyes Louisiana Kitchen, Inc. (“PLKI” or the “Company”) develops, operates and franchises quick-service restaurants under the trade names Popeyes ® Louisiana Kitchen and Popeyes ® Chicken & Biscuits (collectively “Popeyes”) in 48 states, the District of Columbia, three territories, and 27 foreign countries.
Note 2 — Significant Accounting Policies
The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 28, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K (“2014 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 28, 2014 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of April 19, 2015, have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2014 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2014 Form 10-K.
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
Revenue Recognition — Franchise Operations.  Revenues from franchising activities include development fees associated with a franchisee’s planned development of a specified number of restaurants within a defined geographic territory, franchise fees associated with the opening of new restaurants, renewal fees associated with the renewal of the franchise agreement, transfer fees for the transfer of a restaurant to another entity, and ongoing royalty fees which are generally based on five percent of net restaurant sales. Development fees and franchise fees are recorded as deferred franchise revenue when received and are recognized as revenue when the restaurants covered by the fees are opened or all material services or conditions relating to the fees have been substantially performed or satisfied by the Company. The Company recognizes royalty revenues as earned. Franchise renewal fees are recognized when a renewal agreement becomes effective.

	16 Weeks Ended
(In millions)	April 19, 2015	April 20, 2014
Franchise royalties	$41.6	$37.2
Franchise fees	1.5	1.6
Franchise royalties and fees	$43.1	$38.8
Recent Accounting Pronouncements That the Company Has Not Yet Adopted. In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers across all industries. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard allows for either a full retrospective or modified retrospective transition method. In April 2015, the FASB proposed to defer the effective date by one year. Under the proposal, the new revenue standard would be effective for annual reporting periods beginning after December 15, 2017. The new standard will not impact our recognition of sales from Company-operated restaurants, ongoing royalty fees which are based on a percentage of franchise sales, or rent from franchised restaurants which are composed of rental income and other fees associated with properties

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

leased or subleased to franchisees. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements.
In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard is effective for our fiscal year 2016 and will be applied on a retrospective basis. The Company had $0.8 million and $0.9 million of debt issuance costs at April 19, 2015 and December 28, 2014, respectively.
We have reviewed other recently issued accounting pronouncements by the FASB and other standards-setting bodies and concluded that they are either not applicable to our business or are expected to have an immaterial impact on the financial statements upon adoption.
Note 3 — Other Current Assets

(In millions)	4/19/2015	12/28/2014
Prepaid income taxes	$3.5	$2.8
Prepaid expenses and other current assets	3.1	4.6
	$6.6	$7.4
Note 4 — Other Current Liabilities

(In millions)	4/19/2015	12/28/2014
Accrued wages, bonuses and severances	$3.6	$8.5
Other	3.2	3.9
	$6.8	$12.4

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5 — Fair Value Measurements
The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of April 19, 2015 and December 28, 2014:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
April 19, 2015
Financial Assets
Cash equivalents	$6.6	$—	$—	$6.6
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$10.9	$—	$—	$10.9
Financial Liabilities
Interest rate swap agreement	$—	$0.5	$—	$0.5
Long term debt and other borrowings	—	114.1	—	109.8
Total liabilities at fair value	$—	$114.6	$—	$110.3

December 28, 2014
Financial Assets
Cash equivalents	$9.0	$—	$—	$9.0
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Interest rate swap agreement	—	—	—	—
Total assets at fair value	$13.3	$—	$—	$13.3
Financial Liabilities
Long term debt and other borrowings	$—	$115.7	$—	$109.9
Total liabilities at fair value	$—	$115.7	$—	$109.9
There were no transfers among levels within the fair value hierarchy during the sixteen weeks ended April 19, 2015.
At April 19, 2015 and December 28, 2014, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.
The fair value of the Company’s interest rate swap at April 19, 2015 and December 28, 2014, respectively, was based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”). The fair value of each of the Company’s long-term debt instruments is based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for a similar debt instrument of comparable maturity and is considered a Level 2 valuation.
Note 6 — Long-term Debt

(In millions)	4/19/2015	12/28/2014
2013 Credit Facility	$106.0	$106.0
Capital lease obligations	2.2	2.2
Other notes	1.6	1.7
	109.8	109.9
Less current portion	(0.3)	(0.3)
Long-term debt	$109.5	$109.6

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

2013 Credit Facility. On December 18, 2013, the Company entered into a bank credit facility with a group of lenders consisting of a five year $125.0 million revolving credit facility. During the second quarter 2014, the Company increased its revolving credit capacity by $10.0 million, to $135.0 million.
Under the terms of the 2013 Credit Facility, the Company can request additional revolving loan commitments of up to $115.0 million.
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2013 Credit Facility. As of April 19, 2015, the Company had $0.1 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $28.9 million.
As of the end of the first quarter 2015, the Company was in compliance with the financial and other covenants of the 2013 Credit Facility. The Company’s weighted average interest rate for all outstanding indebtedness under the 2013 Credit Facility was 1.7% as of April 19, 2015.
Interest Rate Swap Agreements. On December 16, 2014, the Company entered an interest rate swap contract effective January 5, 2015 under the 2013 facility. The Company used this interest rate swap agreement to fix the interest rate exposure on a portion of its outstanding revolving debt. The Company’s interest rate swap agreement limits the interest rate exposure on $53 million of floating rate debt to a fixed rate of 2.70%. The swap agreement is scheduled to expire January 5, 2018.
Note 7 — Deferred Credits and Other Long-Term Liabilities

(In millions)	4/19/2015	12/28/2014
Deferred franchise revenues	$4.8	$3.7
Deferred gains on unit conversions	0.6	0.8
Deferred rentals	7.5	7.6
Above-market rent obligations	2.5	2.5
Deferred income taxes	16.4	16.0
Other	2.2	1.8
	$34.0	$32.4
Note 8 — Other Expenses (Income), Net

	16 Weeks Ended
(In millions)	4/19/2015	4/20/2014
Disposals of property and equipment	$—	$0.1
Net gain on sale of assets	(0.1)	—
Executive transition expenses	0.2	—
Other expenses (income), net	$0.1	$0.1
In the sixteen week period ending April 19, 2015, the Company incurred $0.2 million in other expenses related to executive transition expenses.
Note 9 — Commitments and Contingencies
Formula and Supply Agreements. The 2014 supply agreement provides that the Company agrees to utilize, and to require its franchisees to utilize, Diversified Foods and Seasonings, L.L.C. (“Diversified”) as the exclusive supplier of certain agreed upon core products in the continental United States. The term of the supply agreement continues until March 2034, unless earlier terminated in accordance with the terms of the agreement.
Business Process Services. Subsequent to the end of the first quarter, the Company extended the contract for its accounting and information technology services with a third party provider for three years. The future minimum payments under the extension are approximately $1.4 million annually.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
Insurance Programs. The Company carries property, general liability, business interruption, crime, directors and officers liability, privacy and network liability, employment practices liability, environmental and workers’ compensation insurance policies which it believes are customary for businesses of its size and type. Pursuant to the terms of their franchise agreements, the Company’s franchisees are also required to maintain certain types and levels of insurance coverage, including commercial general liability insurance, workers’ compensation insurance, all risk property and automobile insurance.
Note 10 — Interest Expense, Net

	16 Weeks Ended
(In millions)	4/19/2015	4/20/2014
Interest on debt	$0.8	$0.3
Reclassification adjustment for derivative losses	0.1	0.3
Amortization and write-offs of debt issuance costs	0.1	0.1
Other debt related charges	0.1	0.2
	$1.1	$0.9
The increase in interest expense on debt for the sixteen week period ended April 19, 2015 was primarily due to higher outstanding borrowings under the 2013 Credit Facility and higher net interest rate swap payments under the Company’s interest rate swap agreement.
Note 11 — Income Taxes
The Company's effective tax rates were 38.2% and 37.6% for the sixteen week periods ended April 19, 2015 and April 20, 2014, respectively. Higher state income tax obligations and expiration of certain tax credits have resulted in a higher effective tax rate in 2015. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

As of April 19, 2015 and December 28, 2014, the amount of unrecognized tax benefits were approximately $1.3 million, of which approximately $0.3 million and $0.2 million, respectively, if recognized, would affect the effective income tax rate.
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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. There were approximately 0.1 million potentially dilutive shares excluded from the computation of diluted earnings per share for the sixteen week periods ended April 19, 2015 and April 20, 2014, respectively.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	16 Weeks Ended
(In millions)	4/19/2015	4/20/2014
Numerator for earnings per share computation:
Net Income	$13.6	$11.1

Denominator for basic earnings per share — weighted average shares	22.9	23.5
Dilutive employee stock awards	0.4	0.4
Denominator for diluted earnings per share	23.3	23.9

Note 13 — Segment Information
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

	16 Weeks Ended
(In millions)	4/19/2015	4/20/2014
Revenues
Franchise operations	$44.8	$40.7
Company-operated restaurants	34.7	29.4
	$79.5	$70.1

Operating profit
Franchise operations	$20.1	$16.6
Company-operated restaurants	6.0	4.8
	26.1	21.4
Less unallocated expenses
Depreciation and amortization	2.9	2.6
Other expenses (income), net	0.1	0.1
Operating Profit	23.1	18.7
Interest expense, net	1.1	0.9
Income before income taxes	$22.0	$17.8

Capital expenditures
Franchise operations	$0.3	$2.7
Company-operated restaurants	5.4	3.9
	$5.7	$6.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis for Popeyes Louisiana Kitchen, Inc. (“PLKI”, “Popeyes” or the “Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report and in conjunction with the Company’s Annual Report on Form10-K for the fiscal year ended December 28, 2014 (the “2014 Form 10-K”).
Popeyes Profile
Popeyes was founded in New Orleans, Louisiana in 1972 and is the world’s second largest quick-service chicken concept based on the number of units. Within the Quick Service Restaurant (“QSR”) industry, Popeyes distinguishes itself with a unique “Louisiana” style menu that features spicy chicken, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional items. Popeyes is a highly differentiated QSR brand with a passion for its Louisiana heritage and flavorful authentic food.
As of April 19, 2015, we operated and franchised 2,420 Popeyes restaurants in 48 states, the District of Columbia, three territories, and 27 foreign countries.

Total Operating Restaurants as of:	4/19/2015	12/28/2014
Domestic restaurants:
Company-operated	66	65
Franchised	1,833	1,805
International restaurants:
Franchised	521	509
Total	2,420	2,379

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
The Company’s Strategic Roadmap includes five organizing pillars to its strategy which are used to set priorities and allocate resources. These pillars are:
•Develop Servant Leaders
•Build a Distinctive Brand
•Create Memorable Experiences
•Grow Restaurant Profits
•Accelerate Quality Restaurants

Our consistent execution against the Strategic Roadmap has delivered strong, sustainable results over the past seven years. We will continue to execute against our core strategies as we evaluate investments in our new, first pillar Develop Servant Leaders strategy and international expansion.
The Develop Servant Leaders pillar will focus on providing top tier support to our system’s restaurants while growing the capabilities of restaurant leaders throughout our global system. Our goal is to create a culture of servant leadership to improve employee engagement, and, in turn, provide a guest experience as legendary as our food.
We will also make additional international investments to accelerate our unit growth. Our primary focus will be the traditional franchising model, supported with an investment in brand-building media to create strong Popeyes brand awareness and trial. We will also consider direct capital investments where opportunities exists to jump-start new international markets and to unlock new unit growth.
Additionally, we will continue to make select, strategic investments in domestic Company-operated restaurants to lead the system on matters such as real estate selection, store design and layout, and people practices.

First Quarter 2015 Overview

We accomplished the following results in the first quarter 2015, principally as a result of continued disciplined execution against our business strategies:

•
Reported net income was $13.6 million, or $0.58 per diluted share, compared to $11.1 million, or $0.46 per diluted share in 2014. Adjusted earnings per diluted share were $0.58, compared to $0.46 in 2014, representing an increase of 26.1%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Global same-store sales increased 7.0% in 2015 compared to a 4.5% increase in 2014 for a two-year compounded growth rate of 11.8%. This positive sales growth reflects Popeyes’ continued menu innovation, supported by expanded relevant advertising and strengthened restaurant execution.

•
Total domestic same-store sales increased 7.1%, compared to a 4.3% increase last year, for a two-year compounded growth rate of 11.7% . Popeyes’ domestic same-store sales have outpaced the chicken-QSR segment for 28 consecutive quarters and overall QSR for 14 consecutive quarters, according to independent data. Popeyes has increased its domestic market share of the chicken-QSR category to 24.6% compared to 22.3% last year.

•	International same-store sales increased 6.1%, compared to 5.8% last year, for a two-year compounded growth rate of 12.3%.

•
The Popeyes system opened 53 restaurants, which included 29 domestic and 24 international restaurants, compared to 27 total openings in the same period of last year. Net restaurant openings were 35, compared to 11 net restaurant openings in the same period last year.

•
As of the end of the first quarter, the Company-operated and franchised 2,420 restaurants, compared to 2,248 at the end of the first quarter in 2014, representing net unit growth of 7.7% over the last twelve months.

•	Total system-wide sales increased by 13.7% as a result of same store sales performance and net unit growth of the system.

•
Total revenues increased approximately 13% to $79.5 million in 2015 from $70.1 million in the prior year. The $9.4 increase in revenues was primarily due to a $5.3 million increase in sales by Company-operated restaurants and a $4.4 million increase in franchise royalties. Sales by Company-operated restaurants and franchise royalties were driven by positive same store sales increases and net unit growth.

•
Company-operated restaurant operating profit was $7.5 million, or 21.6% of sales, compared to $6.0 million, or 20.4% of sales in 2014. The improvement in Company-operated restaurant operating profit margin was primarily attributable to improved labor controls. Higher poultry and grocery basket costs were offset by targeted price increases and improved management of food, beverages and packaging. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Through the end of the first quarter, Operating EBITDA was $26.1 million, or 32.8% of total revenue, compared to $21.4 million, or 30.5% of total revenue, last year, a 22% increase. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Through the end of the first quarter, free cash flow was $17.7 million, compared to $14.2 million in 2014. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	The Company repurchased 183,847 shares of its common stock for approximately $11.0 million in the first quarter.

A summary of our financial results and key operational metrics is presented below:

	16 Weeks Ended
(Dollars in millions except per share data)	4/19/2015	4/20/2014
Revenues:
Sales by Company-operated restaurants	$34.7	$29.4
Franchise royalties and fees (a)	43.1	38.8
Rent from franchised restaurants	1.7	1.9
Total revenues	$79.5	$70.1

Operating profit	$23.1	$18.7

Net income	$13.6	$11.1

Earnings per common share, basic	$0.59	$0.47
Earnings per common share, diluted	$0.58	$0.46

Global system-wide sales increase	13.7%	10.9%

Same-store sales increase (b)
Company-operated restaurants	1.0%	5.9%
Domestic franchised restaurants	7.4%	4.3%
Total domestic (Company-operated and franchised restaurants)	7.1%	4.3%
International franchised restaurants	6.1%	5.8%
Total global system	7.0%	4.5%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	65	53
New restaurant openings	1	1
Permanent closings	—	(1)
Restaurants at quarter-end	66	53
Franchised restaurants (domestic and international)
Restaurants at beginning of period	2,314	2,172
New restaurant openings	52	26
Permanent closings	(18)	(15)
Temporary (closings)/re-openings, net	6	12
Restaurants at quarter-end	2,354	2,195
Total system restaurants	2,420	2,248

(a)
Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the first quarter of 2015 and 2014, franchisee sales, as reported by our franchisees, were approximately $886.5 million and $780.7 million, respectively.

(b)
Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks. Unit conversions are included immediately upon conversion. Temporary closings are excluded from same store sales for the period they are closed.

Looking Forward to the Remainder of 2015

Based on first quarter performance, the Company expects its fiscal 2015 global same-store sales growth to be at the upper end of its previous guidance of 3.5% to 4.5%, representing a two-year trend of 11% across the year. Accordingly, the Company is increasing its full year guidance for adjusted earnings per diluted share to be in the range of $1.84 to $1.89, compared to previous guidance of $1.83 to $1.88.

The Company reiterates its full year guidance on general and administrative expenses to be approximately 2.9% of system-wide sales, maintaining an investment rate that supports long-term growth. General and administrative expenses in the first quarter were 2.7% of system-wide sales benefiting from the timing of expenses.

The Company also reiterates the following guidance:

•
New restaurant openings in the range of 200 to 225, including approximately 85 to 95 internationally. Net restaurant openings are expected to be in the range of 115 to 150, for a system growth rate of approximately 5% to 6%. The Company expects to open three to five new Company-operated restaurants.

•	Capital expenditures for the year are expected to be $15 to $20 million, including approximately $12.5 million for Company-operated restaurant development and relocations.

•	The Company expects to repurchases approximately $40-$50 million in outstanding shares, compared to $40 million 2014.

•	The Company’s effective income tax rate is expected to be approximately 38%, compared to 38.5% in 2014.
Comparisons of the First Quarter for 2015 and 2014
Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $34.7 million in the first quarter of 2015, a $5.3 million increase from the first quarter of 2014. The increase was primarily due to thirteen net openings over the last four consecutive quarters and a same–store sales increase of 1.0% in the first quarter of 2015 partially offset by lower sales at new restaurants rolling over high opening sales volumes.
Franchise Royalties and Fees
Franchise royalties and fees have three basic components: (1) royalties that are based on a percentage (typically 5%) of franchisee sales; (2) franchise and development fees associated with new unit openings; and (3) renewal, transfer and other franchise fees. Royalties are the largest component of franchise revenues, generally constituting more than 90% of franchise revenues.
Franchise royalties and fees were $43.1 million in the first quarter of 2015, a $4.3 million increase from the first quarter of 2014. The increase was primarily due to a $4.4 million increase in royalty revenue from positive same-store sales and new franchised restaurants and $0.4 million increase in franchise and development fees for new openings partially offset by a $0.5 million decrease in renewal, transfer and other franchise revenues.
Company-operated Restaurant Operating Profit
Company-operated restaurant operating profit (“ROP”) was $7.5 million, or 21.6% of sales, compared to $6.0 million, or 20.4% of sales last year. The $1.5 million increase in ROP was primarily due to higher revenues resulting from net restaurant openings and positive same-store sales. The improvement in ROP margin was primarily attributable to improved labor controls. Higher poultry and grocery basket costs were offset by targeted pricing increases and improved management of food, beverages and packaging. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $25.3 million, or 2.7% of system-wide sales, compared to $24.4 million, or 3.0% of system-wide sales last year.
The $0.9 million increase in general and administrative expenses was primarily attributable to a:

•	$1.9 million increase in corporate restaurant support center salary, incentive based compensation, employee benefits and other personnel related expenses,

•	$0.3 million increase in brand building media investments in international markets

•	$0.3 million increase in Company-operated restaurant management expenses, partially offset by $0.9 million in recipe royalty savings from the 2014 purchase of the recipes and formulas from Diversified Foods and Seasonings, L.L.C. (“Diversified”) and a $0.7 million decrease in legal and professional fees and other general and administrative expenses, net. For further discussion of the recipe and formula purchase from Diversified, see Note 15 to our consolidated financial statements which is included in the Company’s 2014 Form 10K.
Depreciation and amortization
Depreciation and amortization was $2.9 million compared to $2.6 million last year. The $0.3 million increase in depreciation and amortization is primarily attributable to depreciation associated with Company-operated restaurant openings.
Operating Profit
Operating profit was $23.1 million, a $4.4 million increase compared to 2014. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	16 Weeks Ended
(Dollars in millions)	4/19/2015	4/20/2014	Fluctuation	As a Percent
Franchise operations	$20.1	$16.6	$3.5	21.1%
Company-operated restaurants	6.0	4.8	1.2	25.0%
Operating profit before unallocated expenses	26.1	21.4	4.7	22.0%
Less unallocated expenses:
Depreciation and amortization	2.9	2.6	0.3	11.5%
Other expenses (income), net	0.1	0.1	—	—%
Operating profit	$23.1	$18.7	$4.4	23.5%
Franchise operations segment operating profit was $20.1 million for the sixteen weeks ended April 19, 2015, a $3.5 million or 21.1% increase from 2014. The $3.5 million growth in franchise operations was primarily due to the $4.3 million increase in franchise royalties and fees partially offset by $0.2 million decrease in rent from franchised restaurants and a $0.6 million increase in general and administrative expenses. The increase in general and administrative expenses were primarily due to higher corporate restaurant support center personnel related expenses and brand building international media investments partially offset by lower royalty expenses under the old royalty and supply agreement with Diversified and other general and administrative expenses, net.

Company-operated restaurants segment operating profit was $6.0 million for the sixteen weeks ended April 19, 2015, a $1.2 million or 25.0% increase from 2014. The increase was attributable to the $1.5 million increase in restaurant operating profit less a $0.3 million increase in Company-operated restaurant management expenses.

Interest Expense, net
Interest expense, net for the sixteen weeks ended April 19, 2015 and April 20, 2014 were $1.1 million and 0.9 million, respectively. The $0.2 million increase in interest expense was primarily due to higher outstanding borrowings under the 2013 Credit Facility and higher net interest rate swap payments under the Company’s interest rate swap agreement partially offset by lower reclassification adjustments for derivative losses.

Income Tax Expense
Income tax expense was $8.4 million at an effective tax rate of 38.2%, compared to an effective tax rate of 37.6% in 2014. Higher state income tax obligations have resulted in a higher effective tax rate in 2015. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

Liquidity and Capital Resources
We finance our business activities with cash flows generated from our operating activities and borrowings under our credit facility.
Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $6.3 million as of April 19, 2015), available borrowings under our credit facility (approximately $28.9 million available as of April 19, 2015) and the ability to request incremental revolving credit commitments up to an additional $115 million under the credit facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $9.2 million and $17.2 million for the sixteen weeks ended April 19, 2015 and April 20, 2014, respectively. The $8.0 million decrease in cash flows from operating activities was primarily due to a $3.8 million increase in excess tax benefits from stock-based compensation, a $3.3 million increase in tax payments related to restricted stock award vestings, a $2.7 million increase in income tax payments, and $2.9 million increase in bonus payments and other changes in operating assest and liabilities partially offset by $4.7 million increase in Operating EBITDA.
The Company uses Consolidated Total Leverage Ratio (“total leverage ratio”) to measure compliance with its covenants and borrowing capacity under its 2013 Credit Facility. The Company also believes that its total leverage ratio is a helpful measure for investors to assess its overall debt leverage which affects its ability to refinance its long-term debt as it matures, the cost of existing debt, the capacity to incur additional debt to invest in its strategic initiatives, and the ability to repurchase and retire its common shares. The Total Leverage Ratio was 1.3 to 1 and 1.4 to 1 at April 19, 2015 and December 28, 2014, respectively.
Our cash flows from operating activities and available borrowings allow us to reinvest in our core business activities that promote the Company’s strategic initiatives. Our priorities in the use of available cash after investment in growth strategies are the repurchase shares of our common stock and reduction of long-term debt.
Net cash used in investing activities was $5.7 million and $6.6 million for the sixteen weeks ended April 19, 2015 and April 20, 2014, respectively. The $0.9 million decrease in net investing activities is due to changes in our capital expenditure investments as summarizes below:

	16 Weeks Ended
(In millions)	4/19/2015	4/20/2014
Construction of new Company-operated restaurants	$5.2	$3.2
Conversion of restaurants in Minnesota and California	—	2.3
Reimaging activities at Company-operated restaurants	—	0.4
Information technology and corporate office expansion	0.3	0.4
Other capital assets	0.2	0.3
Total capital expenditures	$5.7	$6.6
Net cash used in financing activities was $5.6 million for the sixteen weeks ended April 19, 2015 compared to net cash used in financing activities of $8.4 million for the sixteen weeks ended April 20, 2014. The $2.8 million decrease in cash used in financing activities was primarily due to a $3.8 million excess tax benefits from stock-based payment arrangements partially offset by $1.0 million increase of share repurchases.
The Company is in compliance with all debt covenant requirements.
We repurchased 183,847 shares of our common stock for approximately $11.0 million during the sixteen weeks ended April 19, 2015. The remaining value of shares that may be repurchased under the Company’s current share repurchase program is now approximately $89.0 million.
Critical Accounting Policies and Significant Estimates
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the 2014 Form 10-K.

Contractual Obligations
The Company’s material contractual obligations are summarized and included in our 2014 Form 10-K.
Long-Term Debt
For a discussion of our long-term debt, see Note 6 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2. See Note 9 to the consolidated financial statements in the Company’s 2014 Form 10-K for more information about the Company’s long-term debt.
Impact of Inflation
The impact of inflation on the cost of food, labor, fuel and energy costs, and other commodities has affected our operating expenses. To the extent permitted by the competitive environment in which we operate, increased costs are partially recovered through menu price increases coupled with purchasing prices and productivity improvements.
Accounting Pronouncements That We Have Not Yet Adopted
See Note 2 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report for impacts of accounting pronouncements which have been issued but not yet adopted on the Company’s financial position and results of operations. That note is hereby incorporated by reference into this Item 2. See Note 3 to the consolidated financial statements in the Company’s 2014 Form 10-K for more information about recent accounting pronouncements that the Company has not yet adopted.

Management’s Use of Non-GAAP Financial Measures
Adjusted earnings per diluted share, operating EBITDA, Company-operated restaurant operating profit, free cash flow and consolidated total leverage ratio are supplemental non-GAAP financial measures. The Company uses adjusted earnings per diluted share, operating EBITDA, Company-operated restaurant operating profit, free cash flow and consolidated total leverage ratio, in addition to net income, operating profit and cash flows from operating activities to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and the performance of its business. Adjusted earnings per diluted share, operating EBITDA, Company-operated restaurant operating profit, free cash flow and consolidated total leverage ratio as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, adjusted earnings per diluted share, operating EBITDA, Company-operated restaurant operating profit, free cash flow and consolidated total leverage ratio: (a) do not represent net income, cash flows from operations or earnings per share as defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to net income, earnings per share, operating profit, cash flows from operating activities or other financial information determined under GAAP.

Adjusted earnings per diluted share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

i.
other expense (income), net, which included $0.1 million net gain of sale of assets and $0.1 million loss on disposals of fixed assets for the sixteen weeks ended April 19, 2015 and April 20, 2014 respectively, and

ii.	$0.2 million in executive transition expenses in the sixteen weeks ended April 19, 2015, and

iii.	the tax effect of these adjustments at the effective statutory rates.
Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for the sixteen week periods ended April 19, 2015 and April 20, 2014, respectively, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure.

	16 Weeks Ended
(In millions, except per share data)	4/19/2015	4/20/2014
Net income	$13.6	$11.1
Other expense (income), net	0.1	0.1
Tax effect	(0.1)	(0.1)
Adjusted earnings	$13.6	$11.1
Adjusted earnings per diluted share	$0.58	$0.46
Weighted average diluted shares outstanding	23.3	23.9
Operating EBITDA: Calculation and Definition
The Company defines operating EBITDA as earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net. The following table reconciles on a historical basis for the sixteen week periods ended April 19, 2015 and April 20, 2014, respectively, the Company’s operating EBITDA on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure. Operating EBITDA margin is defined as operating EBITDA divided by total revenues.

	16 Weeks Ended
(Dollars in millions)	4/19/2015	4/20/2014
Net income	$13.6	$11.1
Interest expense, net	1.1	0.9
Income tax expense	8.4	6.7
Depreciation and amortization	2.9	2.6
Other expenses (income), net	0.1	0.1
Operating EBITDA	$26.1	$21.4
Total revenues	$79.5	$70.1
Operating EBITDA margin	32.8%	30.5%

Company-operated restaurant operating profit: Calculation and Definition
The Company defines Company-operated restaurant operating profit as sales by Company-operated restaurants minus restaurant food, beverages and packaging minus restaurant employee, occupancy and other expenses. The following table reconciles on a historical basis for the sixteen week periods ended April 19, 2015 and April 20, 2014, respectively, Company-operated restaurant operating profit to the line item on its condensed consolidated statement of operations entitled sales by Company-operated restaurants, which the Company believes is the most directly comparable GAAP measure. Company-operated restaurant operating profit margin is defined as company-operated restaurant operating profit divided by sales by Company-operated restaurants.

	16 Weeks Ended
(Dollars in millions)	4/19/2015	4/20/2014
Sales by Company-operated restaurants	$34.7	$29.4
Restaurant food, beverages and packaging	11.3	9.6
Restaurant employee, occupancy and other expenses	15.9	13.8
Company-operated restaurant operating profit	$7.5	$6.0
Company-operated restaurant operating profit margin	21.6%	20.4%

Free cash flow: Calculation and Definition
The Company defines free cash flow as net income plus depreciation and amortization plus stock-based compensation expense, minus maintenance capital expenditures which includes: for the sixteen weeks ended April 19, 2015, $0.3 million of information technology and other corporate assets, and $0.2 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and equipment; and for the sixteen weeks ended April 20, 2014, $0.4 million in Company-

operated restaurant reimaging, $0.4 million of information technology and other corporate assets, and $0.3 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities.

The following table reconciles on a historical basis for the sixteen week periods ended April 19, 2015 and April 20, 2014, respectively, the Company’s free cash flow on a consolidated basis to the line on its consolidated statements of operations entitled net income, which the Company believes is the most directly comparable GAAP measure.

	16 Weeks Ended
(Dollars in millions)	4/19/2015	4/20/2014
Net income	$13.6	$11.1
Depreciation and amortization	2.9	2.6
Stock-based compensation expense	1.7	1.6
Maintenance capital expenditures	(0.5)	(1.1)
Free cash flow	$17.7	$14.2

Consolidated Total Leverage Ratio: Calculation and Definition
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
Set forth below is the calculation of Consolidated Total Leverage Ratio as of April 19, 2015 and December 28, 2014 and the reconciliations of Consolidated Total Indebtedness and Consolidated EBITDA to their most comparable GAAP measures: current debt maturities and long-term debt, for Consolidated Indebtedness, and net income, for Consolidated EBITDA.

	52 weeks ended
(Dollars in millions)	4/19/2015	12/28/2014
Current debt maturities	$0.3	$0.3
Long-term debt	109.5	109.6
Total indebtedness	109.8	109.9
Plus: outstanding letters of credit	0.1	0.1
Consolidated Total Indebtedness	$109.9	$110.0

Net income	$40.5	$38.0
Interest expense, net	3.2	3.0
Income tax expense	25.5	23.8
Depreciation and amortization	9.0	8.7
Other expenses (income), net	1.2	1.2
Stock-based compensation expense	5.4	5.3
Consolidated EBITDA	$84.8	$80.0

Consolidated Total Leverage Ratio	1.3	1.4

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

These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s planned implementation of its strategic plan, planned share repurchases, projections and expectations regarding same-store sales for fiscal 2015 and beyond, expectations regarding future growth and commodity costs, expectations regarding restaurant reimaging, guidance for new restaurant openings and closures, effective income tax rate, and the Company’s anticipated 2015 and long-term performance, including projections regarding general and administrative expenses, capital expenditures, and adjusted earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, our ability to protect our information systems against cyber attacks or information security breaches, our ability to protect individually identifiable data of our customers, franchisees and employees, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2013 Credit Facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our 2013 Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in the Company’s 2014 Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, which details are incorporated herein by reference. Therefore, you should not place undue reliance on any forward-looking statements.

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
In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken pricing contracts with chicken suppliers. The contracts, which pertain to a vast majority of our system-wide purchases for Popeyes, are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for 2015 for certain commodities including corn and soy, which impact the price of poultry and other food cost.
Instances of food-borne illness or avian flu could adversely affect the price and availability of poultry. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us and could result in a decline in our sales.
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the sixteen weeks ended April 19, 2015 and April 20, 2014, foreign currency revenues represented approximately 4.4% and 4.1%, respectively, of our total revenues. All other things being equal, for the sixteen weeks ended April 19, 2015, operating profit would have decreased by approximately $0.3 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of April 19, 2015, approximately $1.3 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 27 foreign countries with approximately 48% of our revenues from international royalties originating from restaurants in Korea, Canada and Turkey compared to approximately 47% last year.
Interest Rate Risk With Respect to our 2013 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2013 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 19, 2015, we had outstanding borrowings under our 2013 Credit Facility of $106.0 million.
As of April 19, 2015, the Company’s weighted average interest rate for all outstanding indebtedness under the 2013 Credit Facility was approximately 1.7%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2013 Credit Facility would be approximately $0.5 million.
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
(d) Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the sixteen week period ended April 19, 2015 covered by this report.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our 2014 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2015, we repurchased 183,847 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 1 (12/29/14 — 1/25/15)	—	$—	—	$41,548,962
Period 2 (1/26/15 — 2/22/15)	—	$—	—	$100,000,000
Period 3 (2/23/15 — 3/22/15)	50,334	$59.61	50,334	$96,999,713
Period 4 (3/23/15 — 4/19/15)	133,513	$59.84	133,513	$89,010,650
Total	183,847	$59.77	183,847	$89,010,650

On February 20, 2015, the Company’s Board of Directors approved a multi-year share repurchase authorization increasing the maximum value of shares that may be repurchased under the plan to $100 million.

Item 6. Exhibits
(a) Exhibits

Exhibit 3.1
Articles of Incorporation of Popeyes Louisiana Kitchen, Inc. (the “Company”) (f/k/a AFC Enterprises, Inc.), as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Articles of Amendment of Articles of Incorporation of the Company dated January 17, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 21, 2014).

Exhibit 3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 3.4	Amendment No. 2 to Amended and Restated Bylaws of the Company, dated January 17, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 21, 2014).

Exhibit 10.1	Employment Agreement, dated March 13, 2015, between the Company and John K Merkin.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Popeyes Louisiana Kitchen, Inc.

Date: May 27, 2015	By:	/s/ William Matt
William Matt
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)