Form 10-Q
period 2015-07-12
POPEYES LOUISIANA KITCHEN, INC.
filed 2015-08-19
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 12, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
As of August 7, 2015 there were 22,900,679 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Popeyes Louisiana Kitchen, Inc.

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share data)

	7/12/2015	12/28/2014
Current assets:
Cash and cash equivalents	$9.5	$8.4
Accounts and current notes receivable, net	8.6	8.6
Other current assets	7.7	7.4
Advertising cooperative assets, restricted	39.7	32.4
Total current assets	65.5	56.8
Long-term assets:
Property and equipment, net	97.2	95.7
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	94.4	94.7
Other long-term assets, net	1.7	2.0
Total long-term assets	204.4	203.5
Total assets	$269.9	$260.3
Current liabilities:
Accounts payable	$6.2	$7.4
Other current liabilities	9.3	12.4
Current debt maturities	0.3	0.3
Advertising cooperative liabilities	39.7	32.4
Total current liabilities	55.5	52.5
Long-term liabilities:
Long-term debt	109.4	109.6
Deferred credits and other long-term liabilities	35.7	32.4
Total long-term liabilities	145.1	142.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 22,987,219 and 23,143,609 shares issued and outstanding at July 12, 2015 and December 28, 2014, respectively)	0.2	0.2
Capital in excess of par value	26.3	46.4
Accumulated earnings	43.2	19.3
Accumulated other comprehensive loss	(0.4)	(0.1)
Total shareholders’ equity	69.3	65.8
Total liabilities and shareholders’ equity	$269.9	$260.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	7/12/2015	7/13/2014	7/12/2015	7/13/2014
Revenues:
Sales by Company-operated restaurants	$25.1	$22.3	$59.8	$51.7
Franchise royalties and fees	33.0	30.0	76.1	68.8
Rent from franchised restaurants	1.3	1.4	3.0	3.3
Total revenues	59.4	53.7	138.9	123.8
Expenses:
Restaurant food, beverages and packaging	8.1	7.3	19.4	16.9
Restaurant employee, occupancy and other expenses	12.1	10.8	28.0	24.6
General and administrative expenses	19.0	17.4	44.3	41.8
Occupancy expenses - franchise restaurants	0.7	0.7	1.6	1.6
Depreciation and amortization	2.3	2.0	5.2	4.6
Other expenses (income), net	(0.3)	1.4	(0.2)	1.5
Total expenses	41.9	39.6	98.3	91.0
Operating profit	17.5	14.1	40.6	32.8
Interest expense, net	0.8	0.7	1.9	1.6
Income before income taxes	16.7	13.4	38.7	31.2
Income tax expense	6.4	5.1	14.8	11.8
Net income	$10.3	$8.3	$23.9	$19.4

Earnings per common share, basic:	$0.45	$0.36	$1.04	$0.83
Earnings per common share, diluted:	$0.44	$0.35	$1.03	$0.82

Weighted-average shares outstanding:
Basic	22.9	23.3	22.9	23.4
Diluted	23.2	23.7	23.3	23.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	12 Weeks Ended		28 Weeks Ended
	7/12/2015	7/13/2014	7/12/2015	7/13/2014
Net income	$10.3	$8.3	$23.9	$19.4
Other comprehensive income
Net change in fair value of cash flow hedge	—	—	(0.5)	—
Reclassification adjustments for derivative losses included in earnings	—	0.1	0.1	0.4
Other comprehensive income (loss), before income taxes	—	0.1	(0.4)	0.4
Income tax on other comprehensive income (loss)	—	—	0.1	(0.1)
Other comprehensive income (loss), net of income taxes	—	0.1	(0.3)	0.3
Comprehensive income	$10.3	$8.4	$23.6	$19.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Earnings		Total
Balance at December 28, 2014	23,143,609	$0.2	$46.4	$19.3	$(0.1)	$65.8
Net income	—	—	—	23.9	—	23.9
Other comprehensive income, net of income tax	—	—	—	—	(0.3)	(0.3)
Repurchases and retirement of shares	(444,054)	—	(26.0)	—	—	(26.0)
Issuance of common stock under stock option plan	165,424	—	1.0	—	—	1.0
Issuance of restricted stock awards, net of forfeitures	122,240	—	(5.0)	—	—	(5.0)
Excess tax benefits from stock-based compensation	—	—	6.7	—	—	6.7
Stock-based compensation expense	—	—	3.2	—	—	3.2
Balance at July 12, 2015	22,987,219	$0.2	$26.3	$43.2	$(0.4)	$69.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	28 Weeks Ended
	7/12/2015	7/13/2014
Cash flows provided by (used in) operating activities:
Net income	$23.9	$19.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5.2	4.6
Net gain (loss) on sale and disposal of assets	(0.2)	0.1
Deferred income taxes	0.5	—
Non-cash interest expense, net	0.2	0.6
Excess tax benefits from stock-based payment arrangements	(6.7)	(1.9)
Stock-based compensation expense	3.2	2.9
Change in operating assets and liabilities:
Accounts receivable	0.2	0.4
Other operating assets	6.5	6.3
Accounts payable and other operating liabilities	(5.3)	(2.7)
Net cash provided by operating activities	27.5	29.7
Cash flows provided by (used in) investing activities:
Capital expenditures	(7.9)	(12.9)
Purchase of recipes and formulas	—	(41.8)
Proceeds from dispositions of property and equipment	0.1	—
Net cash used in investing activities	(7.8)	(54.7)
Cash flows provided by (used in) financing activities:
Borrowings under 2013 credit facility	—	43.0
Share repurchases	(26.0)	(20.0)
Proceeds from exercise of employee stock options	1.0	1.3
Excess tax benefits from stock-based payment arrangements	6.7	1.9
Other financing activities, net	(0.3)	(0.3)
Net cash provided by (used in) financing activities	(18.6)	25.9
Net increase in cash and cash equivalents	1.1	0.9
Cash and cash equivalents at beginning of year	8.4	9.6
Cash and cash equivalents at end of quarter	$9.5	$10.5
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
Note 2 — Significant Accounting Policies
The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 28, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K (“The 2014 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 28, 2014 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of July 12, 2015, have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2014 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2014 Form 10-K.
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

	12 Weeks Ended		28 Weeks Ended
(In millions)	July 12, 2015	July 13, 2014	July 12, 2015	July 13, 2014
Franchise royalties	$32.2	$28.7	$73.8	$65.9
Franchise fees	0.8	1.3	2.3	2.9
Franchise royalties and fees	$33.0	$30.0	$76.1	$68.8
Recent Accounting Pronouncements That the Company Has Not Yet Adopted. In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers across all industries. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard allows for either a full retrospective or modified retrospective transition method. In July 2015, the FASB voted to defer the effective date by one year. Under the proposal, the new revenue standard would be effective for annual reporting periods beginning after December 15, 2017. The new standard will not impact our recognition of sales from Company-operated restaurants, ongoing royalty fees which are based on a percentage of franchise sales, or rent from franchised restaurants which are composed of rental income and other fees associated with properties

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

leased or subleased to franchisees. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements.
In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard is effective for our fiscal year 2016 and will be applied on a retrospective basis. The Company had $0.8 million and $0.9 million of debt issuance costs at July 12, 2015 and December 28, 2014, respectively.
We have reviewed other recently issued accounting pronouncements by the FASB and other standards-setting bodies and concluded that they are either not applicable to our business or are not expected to have a material impact on the financial statements upon adoption.
Note 3 — Other Current Assets

(In millions)	7/12/2015	12/28/2014
Prepaid income taxes	$4.2	$2.8
Prepaid expenses and other current assets	3.5	4.6
	$7.7	$7.4
Note 4 — Other Current Liabilities

(In millions)	7/12/2015	12/28/2014
Accrued wages, bonuses and severances	$5.1	$8.5
Other	4.2	3.9
	$9.3	$12.4

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5 — Fair Value Measurements
The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of July 12, 2015 and December 28, 2014:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
July 12, 2015
Financial Assets
Cash equivalents	$8.2	$—	$—	$8.2
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$12.5	$—	$—	$12.5
Financial Liabilities
Interest rate swap agreement	$—	$0.5	$—	$0.5
Long term debt and other borrowings	—	113.6	—	109.7
Total liabilities at fair value	$—	$114.1	$—	$110.2

December 28, 2014
Financial Assets
Cash equivalents	$9.0	$—	$—	$9.0
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Interest rate swap agreement	—	—	—	—
Total assets at fair value	$13.3	$—	$—	$13.3
Financial Liabilities
Long term debt and other borrowings	$—	$115.7	$—	$109.9
Total liabilities at fair value	$—	$115.7	$—	$109.9
There were no transfers among levels within the fair value hierarchy during the twenty-eight weeks ended July 12, 2015.
At July 12, 2015 and December 28, 2014, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.
The fair value of the Company’s interest rate swap at July 12, 2015 and December 28, 2014, respectively, was based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”). The fair value of each of the Company’s long-term debt instruments is based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for a similar debt instrument of comparable maturity and is considered a Level 2 valuation.
Note 6 — Long-term Debt

(In millions)	7/12/2015	12/28/2014
2013 Credit Facility	$106.0	$106.0
Capital lease obligations	2.2	2.2
Other notes	1.5	1.7
	109.7	109.9
Less current portion	(0.3)	(0.3)
Long-term debt	$109.4	$109.6

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
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2013 Credit Facility. As of July 12, 2015, the Company had $0.1 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $28.9 million.
As of the end of the second quarter 2015, the Company was in compliance with the financial and other covenants of the 2013 Credit Facility. The Company’s weighted average interest rate for all outstanding indebtedness under the 2013 Credit Facility, including fixed and floating rate debt, was 2.5% as of July 12, 2015.
Interest Rate Swap Agreements. The Company uses interest rate swap agreements to fix the interest rate exposure on a portion of its outstanding revolving debt. On December 16, 2014 and June 15, 2015 the Company entered into interest rate swap contracts effective January 5, 2015 and July 6, 2015, respectively. The Company’s interest rate swap contracts limit the interest rate exposure on $85 million of floating rate debt borrowed under its 2013 Credit Facility to a fixed rate of 2.70%. The swap agreements are scheduled to expire January 5, 2018.
Note 7 — Deferred Credits and Other Long-Term Liabilities

(In millions)	7/12/2015	12/28/2014
Deferred franchise revenues	$6.4	$3.7
Deferred gains on unit conversions	0.6	0.8
Deferred rentals	7.4	7.6
Above-market rent obligations	2.4	2.5
Deferred income taxes	16.2	16.0
Other	2.7	1.8
	$35.7	$32.4
Note 8 — Other Expenses (Income), Net

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/12/2015	7/13/2014	7/12/2015	7/13/2014
Disposals of property and equipment	$—	$0.1	$—	$0.2
Net gain on sale of assets	(0.1)	(0.1)	(0.2)	(0.1)
Executive transition expenses	0.2	1.4	0.4	1.4
Recoveries under Settlement Program	(0.4)	—	(0.4)	—
Other expenses (income), net	$(0.3)	$1.4	$(0.2)	$1.5
During the second quarter 2015, the Company received $0.4 million in settlement of its outstanding claims filed pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program (“Settlement Program”).
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

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Business Process Services. During the second quarter 2015, the Company extended the contract for its accounting and information technology services with a third party provider for three years. The future minimum payments under the extension are approximately $1.4 million annually.
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
Note 10 — Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/12/2015	7/13/2014	7/12/2015	7/13/2014
Interest on debt	$0.6	$0.4	$1.4	$0.7
Reclassification adjustment for derivative losses	—	0.1	0.1	0.4
Amortization and write-offs of debt issuance costs	0.1	0.1	0.1	0.2
Other debt related charges	0.1	0.1	0.3	0.3
	$0.8	$0.7	$1.9	$1.6
The increase in interest expense on debt for the twelve and twenty eight week periods ended July 12, 2015 and July 13, 2014 was primarily due to higher outstanding borrowings under the 2013 Credit Facility and higher net payments under the Company’s interest rate swap agreement.
Note 11 — Income Taxes
The Company’s effective tax rates were 38.3% and 38.1% for the twelve week periods ended July 12, 2015 and July 13, 2014, respectively. The Company's effective tax rates were 38.2% and 37.8% for the twenty-eight week periods ended July 12, 2015 and July 13, 2014, respectively. Higher state income tax obligations and expiration of certain tax credits have resulted in a higher effective tax rate in 2015. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

As of July 12, 2015, the amount of unrecognized tax benefits was approximately $1.4 million of which approximately $0.2 million, if recognized, would affect the effective income tax rate.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2011 through 2013 are open to audit. In general, the state tax years open to audit range from 2010 through 2013.
Note 12 — Components of Earnings Per Common Share Computation
The Company’s basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. The diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include employee stock options, non-vested restricted stock awards and non-vested restricted share units. Performance based awards are included in the average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. There were approximately 0.1 million potentially dilutive shares excluded from the computation of diluted earnings per share for the twelve and twenty-eight week periods ended July 12, 2015 and July 13, 2014, respectively.

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/12/2015	7/13/2014	7/12/2015	7/13/2014
Net Income	$10.3	$8.3	$23.9	$19.4

Denominator for basic earnings per share — weighted average shares	22.9	23.3	22.9	23.4
Dilutive employee stock awards	0.3	0.4	0.4	0.4
Denominator for diluted earnings per share	23.2	23.7	23.3	23.8

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

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/12/2015	7/13/2014	7/12/2015	7/13/2014
Revenues
Franchise operations	$34.3	$31.4	$79.1	$72.1
Company-operated restaurants	25.1	22.3	59.8	51.7
	$59.4	$53.7	$138.9	$123.8

Operating profit
Franchise operations	$15.8	$14.8	$36.0	$31.4
Company-operated restaurants	3.7	2.7	9.6	7.5
	19.5	17.5	45.6	38.9
Less unallocated expenses
Depreciation and amortization	2.3	2.0	5.2	4.6
Other expenses (income), net	(0.3)	1.4	(0.2)	1.5
Operating Profit	17.5	14.1	40.6	32.8
Interest expense, net	0.8	0.7	1.9	1.6
Income before income taxes	$16.7	$13.4	$38.7	$31.2

Capital expenditures
Franchise operations	$0.3	$1.2	$0.6	$3.9
Company-operated restaurants	1.9	5.1	7.3	9.0
	$2.2	$6.3	$7.9	$12.9

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
As of July 12, 2015, we operated and franchised 2,443 Popeyes restaurants in 48 states, the District of Columbia, three territories, and 27 foreign countries.

Total Operating Restaurants as of:	7/12/2015	12/28/2014
Domestic restaurants:
Company-operated	67	65
Franchised	1,842	1,805
International restaurants:
Franchised	534	509
Total	2,443	2,379

Our Business Strategy
The Company’s Strategic Roadmap focuses exclusively on growing the value of our single brand, Popeyes Louisiana Kitchen, through franchising with the best franchise owners to grow the Popeyes footprint globally and operating a select number of our own restaurants. Franchising is our primary focus and our franchisees are our number one customer. As such, our primary objective is to deliver sales and profits by offering excellent investment opportunities in the Popeyes brand and providing exceptional support systems and services to our franchise owners, who sign long-term franchise agreements.
The Company’s Strategic Roadmap includes five organizing pillars to its strategy, which are used to set priorities and allocate resources. These pillars are:
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
The Develop Servant Leaders pillar will focus on providing top tier support to our system’s restaurants while growing the capabilities of restaurant leaders throughout our global system. Our goal is to create a culture of servant leadership to improve employee engagement and, in turn, provide a guest experience as legendary as our food.
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

Second Quarter 2015 Overview

We accomplished the following results in the second quarter 2015, principally as a result of continued disciplined execution against our business strategies:

•
Reported net income was $10.3 million, or $0.44 per diluted share, compared to $8.3 million, or $0.35 per diluted share in the second quarter 2014. Adjusted earnings per diluted share were $0.44, compared to $0.39 in 2014, representing an increase of 12.8%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Global same-store sales increased 7.5% in 2015 compared to a 3.6% increase in 2014 for a two-year compounded growth rate of 11.4%. This positive sales growth reflects Popeyes’ continued menu innovation, supported by expanded compelling advertising and strengthened restaurant execution.

•
Total domestic same-store sales increased 7.9%, compared to a 3.8% increase last year, for a two-year compounded growth rate of 12.0%. Popeyes’ domestic same-store sales have outpaced the chicken-QSR segment for 29 consecutive quarters and overall QSR for 15 consecutive quarters, according to independent data. Popeyes has increased its domestic market share of the chicken-QSR category to 25.4% compared to 23.1% last year.

•	International same-store sales increased 4.3%, compared to 2.2% last year, for a two-year compounded growth rate of 6.6%.

•
The Popeyes system opened 37 restaurants, which included 18 domestic and 19 international restaurants, compared to 36 total openings in the same period of last year. Net restaurant openings were 31, compared to 21 net restaurant openings in the same period last year.

•
As of the end of the second quarter in 2015, the Company operated and franchised 2,443 restaurants, compared to 2,262 at the end of the second quarter in 2014, representing net unit growth of 8.0% over the last twelve months.

•	Total system-wide sales increased by 13.6% in the second quarter 2015 as a result of same-store sales performance and net unit growth of the system.

•
Total revenues increased 10.6% to $59.4 million in 2015 from $53.7 million in the prior year. The $5.7 increase in revenues was primarily due to a $2.8 million increase in sales by Company-operated restaurants and a $3.5 million increase in franchise royalties. Sales by Company-operated restaurants and franchise royalties were driven by positive same store sales increases and net unit growth.

•
Company-operated restaurant operating profit was $4.9 million, or 19.5% of sales, compared to $4.2 million, or 18.8% of sales in 2014. The improvement in Company-operated restaurant operating profit margin was primarily attributable to improved labor controls. Higher poultry and grocery basket costs were offset by targeted price increases and improved management of food, beverages and packaging. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Through the first 28 weeks of fiscal 2015, Operating EBITDA was $45.6 million, or 32.8% of total revenue, compared to $38.9 million, or 31.4% of total revenue, last year, a 17% increase. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Through the first 28 weeks of fiscal 2015, free cash flow was $31.3 million, compared to $24.2 million in 2014. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	The Company repurchased 260,207 shares of its common stock for approximately $15.0 million in the second quarter.

A summary of our financial results and key operational metrics is presented below:

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions except per share data)	7/12/2015	7/13/2014	7/12/2015	7/13/2014
Revenues:
Sales by Company-operated restaurants	$25.1	$22.3	$59.8	$51.7
Franchise royalties and fees (a)	33.0	30.0	76.1	68.8
Rent from franchised restaurants	1.3	1.4	3.0	3.3
Total revenues	$59.4	$53.7	$138.9	$123.8

Operating profit	$17.5	$14.1	$40.6	$32.8

Net income	$10.3	$8.3	$23.9	$19.4

Earnings per common share, basic	$0.45	$0.36	$1.04	$0.83
Earnings per common share, diluted	$0.44	$0.35	$1.03	$0.82

Global system-wide sales increase	13.6%	9.5%	13.7%	10.3%

Same-store sales increase (b)
Company-operated restaurants	2.3%	1.6%	1.6%	4.0%
Domestic franchised restaurants	8.1%	3.9%	7.7%	4.1%
Total domestic (Company-operated and franchised restaurants)	7.9%	3.8%	7.5%	4.1%
International franchised restaurants	4.3%	2.2%	5.3%	4.1%
Total global system	7.5%	3.6%	7.2%	4.1%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	66	53	65	53
New restaurant openings	1	3	2	4
Permanent closings	—	—	—	(1)
Restaurants at quarter-end	67	56	67	56
Franchised restaurants (domestic and international)
Restaurants at beginning of period	2,354	2,195	2,314	2,172
New restaurant openings	36	33	88	59
Permanent closings	(6)	(15)	(24)	(30)
Temporary (closings)/re-openings, net	(8)	(7)	(2)	5
Restaurants at quarter-end	2,376	2,206	2,376	2,206
Total system restaurants	2,443	2,262	2,443	2,262

(a)
Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the second quarter of 2015 and 2014, franchisee sales, as reported by our franchisees, were approximately $685.8 million and $603.5 million, respectively. For the twenty-eight weeks ended July 12, 2015 and July 13, 2014, franchisee sales, as reported by our franchisees, were approximately $1,572.3 million and $1,384.3 million, respectively.

(b)
Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks. Unit conversions are included immediately upon conversion. Temporary closings are excluded from same- store sales for the period they are closed.

Looking Forward to the Remainder of 2015

Based on performance through the second quarter, the Company is making the following changes to our guidance for full-year fiscal 2015:

•	Same-store sales growth in the range of 4.5% to 5.5%, an increase from previous guidance at the upper end of the range of 3.5% to 4.5%.

•	Adjusted earnings per diluted share in the range of $1.85 to $1.90, compared to previous guidance of $1.84 to $1.89.

•	Share repurchases of approximately $50 to $60 million, compared to previous guidance of $40 to $50 million.

In addition, the Company reiterates the following guidance for full year fiscal 2015:

•
New restaurant openings of 200 to 225, including approximately 85 to 95 internationally. Net restaurant openings are expected to be in the range of 115 to 150, for a system growth rate of approximately 5%. During 2015, the Company expects to open 3 to 5 new Company-operated restaurants.

•	General and administrative expenses at approximately 2.9% of system-wide sales.

•	Capital expenditures for the year of $15 to $20 million, including approximately $12.5 million for Company-operated restaurant development and relocation.

•	An effective income tax rate of approximately 38%.

Comparisons of the Second Quarter for 2015 and 2014
Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $25.1 million in the second quarter of 2015, a $2.8 million increase from the second quarter of 2014. The increase was primarily due to eleven net openings over the last four consecutive quarters and a same–store sales increase of 2.3% in the second quarter of 2015 partially offset by lower sales at new restaurants rolling over high opening sales volumes.
Franchise Royalties and Fees
Franchise royalties and fees have three basic components: (1) royalties that are based on a percentage (typically 5%) of franchisee sales; (2) franchise and development fees associated with new unit openings; and (3) renewal, transfer and other franchise fees. Royalties are the largest component of franchise revenues, generally constituting more than 95% of franchise revenues.
Franchise royalties and fees were $33.0 million in the second quarter of 2015, a $3.0 million increase from the second quarter of 2014. The increase was primarily due to a $3.5 million increase in royalty revenue from positive same-store sales and new franchised restaurants, partially offset by a $0.2 million decrease in franchise and development fees for new openings and a $0.3 million decrease in renewal, transfer and other franchise revenues.
Company-operated Restaurant Operating Profit
Company-operated restaurant operating profit (“ROP”) was $4.9 million, or 19.5% of sales, compared to $4.2 million, or 18.8% of sales last year. The $0.7 million increase in ROP was primarily due to higher revenues resulting from net restaurant openings and positive same-store sales. The improvement in ROP margin was primarily attributable to improved labor controls. Higher poultry and grocery basket costs were offset by targeted pricing increases and improved management of food, beverages and packaging. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $19.0 million, or 2.7% of system-wide sales, compared to $17.4 million, or 2.8% of system-wide sales last year.
The $1.6 million increase in general and administrative expenses was primarily attributable to a $1.7 million increase in franchise restaurant support services and human capital investments, $0.3 million increase in brand building media investments in international markets, and $0.1 million increase in other general and administrative expenses, net, partially offset by $0.5 million in recipe royalty savings from the 2014 purchase of recipes and formulas from Diversified Foods and Seasonings, L.L.C. (“Diversified”). For further discussion of the recipe and formula purchase from Diversified, see Note 15 to our consolidated financial statements which is included in the Company’s 2014 Form 10-K.
Depreciation and amortization
Depreciation and amortization was $2.3 million compared to $2.0 million last year. The $0.3 million increase in depreciation and amortization was primarily attributable to depreciation associated with ownership of additional Company-operated restaurants.
Other Expenses (Income), Net
Other expense (income), net was income of $0.3 million for the twelve week period ended July 12, 2015 compared to $1.4 million of expense for the same period last year. In 2015, other income included $0.4 million recovered in the settlement of the Company’s claims pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program and $0.1 million net gain on the sale and disposal of property and equipment, partially offset by $0.2 million of executive transition expenses. In 2014, other expense included $1.4 million of executive transition expenses.
Operating Profit
Operating profit was $17.5 million, a $3.4 million increase compared to 2014. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	12 Weeks Ended
(Dollars in millions)	7/12/2015	7/13/2014	Fluctuation	As a Percent
Franchise operations	$15.8	$14.8	$1.0	6.8%
Company-operated restaurants	3.7	2.7	1.0	37.0%
Operating profit before unallocated expenses	19.5	17.5	2.0	11.4%
Less unallocated expenses:
Depreciation and amortization	2.3	2.0	0.3	15.0%
Other expenses (income), net	(0.3)	1.4	(1.7)	(121.4)%
Operating profit	$17.5	$14.1	$3.4	24.1%
Franchise operations segment operating profit was $15.8 million for the twelve weeks ended July 12, 2015, a $1.0 million or 6.8% increase from 2014. The $1.0 million growth in franchise operations was primarily due to the $3.0 million increase in franchise royalties and fees, partially offset by a $0.1 million decrease in rent from franchised restaurants and $1.9 million increase in general and administrative expenses. The increase in general and administrative expenses was primarily due to higher corporate restaurant support center personnel related expenses and brand building international media investments, partially offset by lower royalty expenses under the old royalty and supply agreement with Diversified.

Company-operated restaurants segment operating profit was $3.7 million for the twelve weeks ended July 12, 2015, a $1.0 million or 37.0% increase from 2014. The increase was attributable to the $0.7 million increase in restaurant operating profit and a $0.3 million decrease in Company-operated restaurant management expenses primarily due to lower training and pre-opening expenses.

Interest Expense, net
Interest expense, net for the twelve weeks ended July 12, 2015 and July 13, 2014 were $0.8 million and 0.7 million, respectively. The $0.1 million increase in interest expense was primarily due to higher outstanding borrowings under the 2013 Credit Facility and higher net interest rate swap payments under the Company’s interest rate swap agreements, partially offset by lower reclassification adjustments for derivative losses.

Income Tax Expense
Income tax expense was $6.4 million at an effective tax rate of 38.3%, compared to an effective tax rate of 38.1% in 2014. Higher state income tax obligations have resulted in a higher effective tax rate in 2015. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.
Comparisons of the 28 Weeks Ended July 12, 2015 and July 13, 2014
Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $59.8 million in the twenty-eight weeks ended July 12, 2015, a $8.1 million increase from 2014. The increase was primarily due to eleven net openings over the last four consecutive quarters and a same–store sales increase of 1.6% in 2015 partially offset by lower sales at new restaurants rolling over high opening sales volumes.
Franchise Royalties and Fees
Franchise royalties and fees were $76.1 million in the twenty-eight weeks ended July 12, 2015, a $7.3 million increase from 2014. The increase was primarily due to a $7.9 million increase in royalty revenue from positive same-store sales and new franchised restaurants and a $0.2 million increase in franchise and development fees for new openings, partially offset by a $0.8 million decrease in renewal, transfer and other franchise revenues.
Company-operated Restaurant Operating Profit
Company-operated ROP was $12.4 million, or 20.7% of sales, compared to $10.2 million, or 19.7% of sales last year. The $2.2 million increase in ROP was primarily due to higher revenues resulting from net restaurant openings and positive same-store sales. The improvement in ROP margin was primarily attributable to improved labor controls. Higher poultry and grocery basket costs were offset by targeted pricing increases and improved management of food, beverages and packaging. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $44.3 million, or 2.7% of system-wide sales, compared to $41.8 million, or 2.9% of system-wide sales last year.
The $2.5 million increase in general and administrative expenses was primarily attributable to a $3.7 million increase in in franchise restaurant support services and human capital investments and a $0.6 million increase in brand building media investments in international markets, partially offset by $1.4 million in recipe royalty savings from the 2014 purchase of recipes and formulas from Diversified and a $0.4 million decrease in legal and professional fees and other general and administrative expenses, net. For further discussion of the recipe and formula purchase from Diversified, see Note 15 to our consolidated financial statements which is included in the Company’s 2014 Form 10-K.
Depreciation and amortization
Depreciation and amortization was $5.2 million compared to $4.6 million last year. The $0.6 million increase in depreciation and amortization was primarily attributable to depreciation associated with ownership of additional Company-operated restaurants.
Other Expenses (Income), Net
Other expense (income), net was income of $0.2 million for the twenty-eight week period ended July 12, 2015 compared to $1.5 million of expense for the same period last year. In 2015, other income included $0.4 million recovered in the settlement of the Company’s claims pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program and $0.2 million net gain on the sale and disposal of property and equipment, partially offset by $0.4 million of executive transition expenses. In

2014, other expense included $1.4 million of executive transition expenses and $0.1 million net loss on the sale and disposal of property and equipment.
Operating Profit
Operating profit was $40.6 million, a $7.8 million increase compared to 2014. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	28 weeks ended
(Dollars in millions)	July 12, 2015	July 13, 2014	Fluctuation	As a Percent
Franchise operations	$36.0	$31.4	$4.6	14.6%
Company-operated restaurants	9.6	7.5	2.1	28.0%
Operating profit before unallocated expenses	45.6	38.9	6.7	17.2%
Less unallocated expenses:
Depreciation and amortization	5.2	4.6	0.6	13.0%
Other expenses (income), net	(0.2)	1.5	(1.7)	(113.3)%
Operating profit	$40.6	$32.8	$7.8	23.8%
Franchise operations segment operating profit was $36.0 million for the twenty-eight weeks ended July 12, 2015, a $4.6 million or 14.6% increase from 2014. The $4.6 million growth in franchise operations was primarily due to the $7.3 million increase in franchise royalties and fees, partially offset by $0.3 million decrease in rent from franchised restaurants and a $2.4 million increase in general and administrative expenses. The increase in general and administrative expenses was primarily due to higher corporate restaurant support center personnel related expenses and brand building international media investments, partially offset by lower royalty expenses under the old royalty and supply agreement with Diversified and other general and administrative expenses, net.

Company-operated restaurants segment operating profit was $9.6 million for the twenty-eight weeks ended July 12, 2015, a $2.1 million or 28.0% increase from 2014. The increase was attributable to the $2.2 million increase in restaurant operating profit less a $0.1 million increase in Company-operated restaurant management expenses.

Interest Expense, net
Interest expense, net for the twenty-eight weeks ended July 12, 2015 and July 13, 2014 were $1.9 million and $1.6 million, respectively. The $0.3 million increase in interest expense was primarily due to higher outstanding borrowings under the 2013 Credit Facility and higher net interest rate swap payments under the Company’s interest rate swap agreements partially offset by lower reclassification adjustments for derivative losses and amortization of deferred loan costs.

Income Tax Expense
Income tax expense was $14.8 million at an effective tax rate of 38.2%, compared to an effective tax rate of 37.8% in 2014. Higher state income tax obligations have resulted in a higher effective tax rate in 2015. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.
Liquidity and Capital Resources
We finance our business activities with cash flows generated from our operating activities and borrowings under our credit facility.
Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $9.5 million as of July 12, 2015), available borrowings under our credit facility (approximately $28.9 million available as of July 12, 2015) and the ability to request incremental revolving credit commitments up to an additional $115 million under the credit facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.

Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $27.5 million and $29.7 million for the twenty-eight weeks ended July 12, 2015 and July 13, 2014, respectively. The $2.2 million decrease in cash flows from operating activities was primarily due to a $4.8 million increase in excess tax benefits from stock-based compensation, a $3.1 million increase in tax payments related to restricted stock award vestings, and a $2.0 million increase in income tax payments partially offset by a $6.7 million increase in Operating EBITDA and $1.0 million in changes to other operating assets and liabilities, net.
The Company uses Consolidated Total Leverage Ratio (“total leverage ratio”) to measure compliance with its covenants and borrowing capacity under its 2013 Credit Facility. The Company also believes that its total leverage ratio is a helpful measure for investors to assess its overall debt leverage, which affects its ability to refinance its long-term debt as it matures, the cost of existing debt, the capacity to incur additional debt to invest in its strategic initiatives, and the ability to repurchase and retire its common shares. The Total Leverage Ratio was 1.3 to 1 and 1.4 to 1 at July 12, 2015 and December 28, 2014, respectively. Consolidated Total Leverage Ratio is a supplemental non-GAAP financial measure. See the heading “Management’s Use of Non-GAAP Financial Measures.”
Our cash flows from operating activities and available borrowings allow us to reinvest in our core business activities that promote the Company’s strategic initiatives. Our priorities in the use of available cash after investment in growth strategies are the repurchase shares of our common stock and reduction of long-term debt.
Net cash used in investing activities was $7.8 million and $54.7 million for the twenty-eight weeks ended July 12, 2015 and July 13, 2014, respectively. The $46.9 million decrease in net investing activities is primarily due to the $41.8 million recipe and formula purchase from Diversified in 2014 and changes in our capital expenditure investments as summarized below:

	28 Weeks Ended
(In millions)	7/12/2015	7/13/2014
Construction of new Company-operated restaurants	$6.9	$7.7
Conversion of restaurants in Minnesota and California	—	2.5
Reimaging activities at Company-operated restaurants	—	0.6
Information technology and corporate office expansion	0.6	1.4
Other capital assets	0.4	0.7
Total capital expenditures	$7.9	$12.9
Net cash used in financing activities was $18.6 million for the twenty-eight weeks ended July 12, 2015 compared to net cash provided by financing activities of $25.9 million for the twenty-eight weeks ended July 13, 2014. The increase of net cash used in financing activities of $44.5 million was primarily due to $43.0 million borrowings under the credit facility in 2014 and a $6.0 million increase in share repurchases in 2015, partially offset by $4.8 million increase in excess tax benefits from stock-based payment arrangements in 2015.
The Company is in compliance with all debt covenant requirements.
We repurchased 444,054 shares of our common stock for approximately $26.0 million during the twenty-eight weeks ended July 12, 2015. The Company also repurchased 85,501 shares of our common stock for approximately $5.0 million after the end of its second quarter 2015. The remaining value of shares that may be repurchased under the Company’s current share repurchase program is now approximately $69.0 million.
Critical Accounting Policies and Significant Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to long-lived assets, goodwill and indefinite lived intangible assets, fair value measurement, income taxes, allowances for accounts and notes receivables, contingent liabilities and stock-based compensation. These policies involve estimations of the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations or financial condition. Changes in the estimates and judgments could significantly affect our results of operations, financial condition and cash flows in future years.

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the 2014 Form 10-K.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in the 2014 Form 10-K.
Long-Term Debt
For a discussion of our long-term debt, see Note 6 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2. See Note 9 to the consolidated financial statements in the 2014 Form 10-K for more information about the Company’s long-term debt.
Impact of Inflation
The impact of inflation on the cost of food, labor, fuel and energy costs, and other commodities has affected our operating expenses. To the extent permitted by the competitive environment in which we operate, increased costs are partially recovered through menu price increases coupled with purchasing price and productivity improvements.
Accounting Pronouncements That We Have Not Yet Adopted
See Note 2 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report for impacts of accounting pronouncements which have been issued but not yet adopted on the Company’s financial position and results of operations. That note is hereby incorporated by reference into this Item 2. See Note 3 to the consolidated financial statements in the 2014 Form 10-K for more information about recent accounting pronouncements that the Company has not yet adopted.

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

Adjusted earnings per diluted share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

i.
other expense (income), net, which included $0.1 million net gain of sale of assets for the twelve weeks ended July 12, 2015 and $0.2 million net gain on sales of assets and $0.1 million net loss on disposals of fixed assets for the 28 weeks ended July 12, 2015 and July 13, 2014 respectively,

ii.
$0.2 million and $0.4 million in executive transition expenses in the twelve and twenty-eight weeks ended July 12, 2015, respectively and $1.4 million for the twelve and twenty-eight weeks ended July 13, 2014,

iii.	other income of $0.4 million for recoveries under the Deepwater Horizon Economic and Property Damages Settlement Program for the twelve and twenty-eight weeks ended July 12, 2015, and

iv.	the tax effect of these adjustments at the effective statutory rates.
Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for the twelve week and twenty-eight week periods ended July 12, 2015 and July 13, 2014, respectively, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure.

	12 Weeks Ended		28 Weeks Ended
(In millions, except per share data)	7/12/2015	7/13/2014	7/12/2015	7/13/2014
Net income	$10.3	$8.3	$23.9	$19.4
Other expense (income), net	(0.3)	1.4	(0.2)	1.5
Tax effect	0.2	(0.5)	0.1	(0.6)
Adjusted earnings	$10.2	$9.2	$23.8	$20.3
Adjusted earnings per diluted share	$0.44	$0.39	$1.02	$0.85
Weighted average diluted shares outstanding	23.2	23.7	23.3	23.8
Operating EBITDA: Calculation and Definition
The Company defines operating EBITDA as earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net. The following table reconciles on a historical basis for the twenty-eight week periods ended July 12, 2015 and July 13, 2014, respectively, the Company’s operating EBITDA on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure. Operating EBITDA margin is defined as operating EBITDA divided by total revenues.

	28 Weeks Ended
(Dollars in millions)	7/12/2015	7/13/2014
Net income	$23.9	$19.4
Interest expense, net	1.9	1.6
Income tax expense	14.8	11.8
Depreciation and amortization	5.2	4.6
Other expenses (income), net	(0.2)	1.5
Operating EBITDA	$45.6	$38.9
Total revenues	$138.9	$123.8
Operating EBITDA margin	32.8%	31.4%

Company-operated restaurant operating profit: Calculation and Definition
The Company defines Company-operated restaurant operating profit as sales by Company-operated restaurants minus restaurant food, beverages and packaging minus restaurant employee, occupancy and other expenses. The following table reconciles on a historical basis for the twelve week and twenty-eight week periods ended July 12, 2015 and July 13, 2014, respectively, Company-operated restaurant operating profit to the line item on its condensed consolidated statement of operations entitled sales by Company-operated restaurants, which the Company believes is the most directly comparable GAAP measure. Company-operated restaurant operating profit margin is defined as Company-operated restaurant operating profit divided by sales by Company-operated restaurants.

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions)	7/12/2015	7/13/2014	7/12/2015	7/13/2014
Sales by Company-operated restaurants	$25.1	$22.3	$59.8	$51.7
Restaurant food, beverages and packaging	8.1	7.3	19.4	16.9
Restaurant employee, occupancy and other expenses	12.1	10.8	28.0	24.6
Company-operated restaurant operating profit	$4.9	$4.2	$12.4	$10.2
Company-operated restaurant operating profit margin	19.5%	18.8%	20.7%	19.7%

Free cash flow: Calculation and Definition
The Company defines free cash flow as net income plus depreciation and amortization plus stock-based compensation expense, minus maintenance capital expenditures which includes: for the twenty-eight weeks ended July 12, 2015, $0.6 million of information technology and other corporate assets, and $0.4 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and equipment; and for the twenty-eight weeks ended July 13, 2014, $0.6 million in Company-operated restaurant reimaging, $1.4 million of information technology and other corporate assets, and $0.7 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities.

The following table reconciles on a historical basis for the twenty-eight week periods ended July 12, 2015 and July 13, 2014, respectively, the Company’s free cash flow on a consolidated basis to the line on its consolidated statements of operations entitled net income, which the Company believes is the most directly comparable GAAP measure.

	28 Weeks Ended
(Dollars in millions)	7/12/2015	7/13/2014
Net income	$23.9	$19.4
Depreciation and amortization	5.2	4.6
Stock-based compensation expense	3.2	2.9
Maintenance capital expenditures	(1.0)	(2.7)
Free cash flow	$31.3	$24.2

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
Set forth below is the calculation of Consolidated Total Leverage Ratio as of July 12, 2015 and December 28, 2014 and the reconciliations of Consolidated Total Indebtedness and Consolidated EBITDA to their most comparable GAAP measures: current debt maturities and long-term debt, for Consolidated Indebtedness, and net income, for Consolidated EBITDA.

	52 weeks ended
(Dollars in millions)	7/12/2015	12/28/2014
Current debt maturities	$0.3	$0.3
Long-term debt	109.4	109.6
Total indebtedness	109.7	109.9
Outstanding letters of credit	0.1	0.1
Consolidated Total Indebtedness	$109.8	$110.0

Net income	$42.5	$38.0
Interest expense, net	3.3	3.0
Income tax expense	26.8	23.8
Depreciation and amortization	9.3	8.7
Other expenses (income), net	(0.5)	1.2
Stock-based compensation expense	5.6	5.3
Consolidated EBITDA	$87.0	$80.0

Consolidated Total Leverage Ratio	1.3	1.4

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Market Risk. We are exposed to market risk from changes in poultry and other commodity prices. Chicken is the principal raw material for our Popeyes operations, constituting approximately 40% of our combined “Restaurant food, beverages and packaging” costs. Food costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of corn and soy, disease, declining market supply of fast-food sized chickens and other factors that affect availability. Restaurant food, beverages and packaging costs are further affected by increases in the cost of other commodities including shortening, wheat and gasoline and utility price fluctuations. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the twenty-eight weeks ended July 12, 2015 and July 13, 2014, foreign currency revenues represented approximately 4.0% and 3.9%, respectively, of our total revenues. All other things being equal, for the twenty-eight weeks ended July 12, 2015, operating profit would have decreased by approximately $0.5 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of July 12, 2015, approximately $1.1 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 27 foreign countries with approximately 50% of our revenues from international royalties originating from restaurants in South Korea, Canada and Turkey compared to approximately 47% last year.
Interest Rate Risk With Respect to our 2013 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2013 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 12, 2015, we had outstanding borrowings under our 2013 Credit Facility of $106.0 million.
As of July 12, 2015, the Company’s weighted average interest rate for all outstanding indebtedness under the 2013 Credit Facility was approximately 2.5%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2013 Credit Facility would be approximately $0.2 million.
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
(d) Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the twenty-eight week period ended July 12, 2015 covered by this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2015, we repurchased 260,207 shares of our common stock as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 5 (04/20/15 — 05/17/15)	—	$—	—	$89,010,650
Period 6 (05/18/15 — 06/14/15)	143,014	$55.96	143,014	$81,007,908
Period 7 (06/15/15 — 07/12/15)	117,193	$59.68	117,193	$74,013,334
Total	260,207	$57.64	260,207	$74,013,334

Item 6. Exhibits
(a) Exhibits

Exhibit 3.1
Articles of Incorporation of Popeyes Louisiana Kitchen, Inc. (the “Company”) (f/k/a AFC Enterprises, Inc.), as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Articles of Amendment of Articles of Incorporation of the Company dated January 17, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 21, 2014).

Exhibit 3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 3.4	Amendment No. 2 to Amended and Restated Bylaws of the Company, dated January 17, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 21, 2014).

Exhibit 10.1#	Employment Agreement, dated March 13, 2015, between the Company and John K. Merkin.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit.
*	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 12 to our condensed consolidated financial statements in Part 1, Item 1 to this quarterly report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Popeyes Louisiana Kitchen, Inc.

Date: August 19, 2015	By:	/s/ William Matt
William Matt
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)