Form 10-Q/A
period 2015-07-12
POPEYES LOUISIANA KITCHEN, INC.
filed 2015-08-21
CIK 1041379

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

EXPLANATORY NOTE
Popeyes Louisiana Kitchen, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended July 12, 2015 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 19, 2015, solely for the purpose of correcting an inadvertent error. The Employment Agreement, dated March 13, 2015, between the Company and John K. Merkin that should have been filed as Exhibit No. 10.1 to the Form 10-Q is attached herewith as Exhibit 10.1 to this Form 10-Q/A. The Indemnification Agreement, dated August 17, 2015, between the Company and John K. Merkin that was filed as Exhibit 10.1 to the Form 10-Q is incorporated by reference as Exhibit No. 10.2 to this Form 10-Q/A.

Table of Contents

PART 2. OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits

Exhibit 10.1#	Employment Agreement, dated March 13, 2015, between the Company and John K. Merkin.

Exhibit 10.2#
Indemnification Agreement, dated August 17, 2015, between the Company and John K. Merkin (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report Form 10-Q to the quarterly period ended July 12, 2015).

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

Table of Contents

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Popeyes Louisiana Kitchen, Inc.

Date: August 21, 2015	By:	/s/ William Matt
William Matt
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

3