Form 10-Q
period 2015-10-04
POPEYES LOUISIANA KITCHEN, INC.
filed 2015-11-12
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
As of October 30, 2015 there were 22,472,438 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Popeyes Louisiana Kitchen, Inc.

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	10/4/2015	12/28/2014
Current assets:
Cash and cash equivalents	$7.9	$8.4
Accounts and current notes receivable, net	8.8	8.6
Other current assets	5.5	7.4
Advertising cooperative assets, restricted	40.1	32.4
Total current assets	62.3	56.8
Long-term assets:
Property and equipment, net	98.3	95.7
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	94.3	94.7
Other long-term assets, net	1.6	2.0
Total long-term assets	205.3	203.5
Total assets	$267.6	$260.3
Current liabilities:
Accounts payable	$5.8	$7.4
Other current liabilities	11.7	12.4
Current debt maturities	0.3	0.3
Advertising cooperative liabilities	40.1	32.4
Total current liabilities	57.9	52.5
Long-term liabilities:
Long-term debt	109.4	109.6
Deferred credits and other long-term liabilities	37.6	32.4
Total long-term liabilities	147.0	142.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 22,648,070 and 23,143,609 shares issued and outstanding at October 4, 2015 and December 28, 2014, respectively)	0.2	0.2
Capital in excess of par value	9.3	46.4
Accumulated earnings	53.8	19.3
Accumulated other comprehensive loss	(0.6)	(0.1)
Total shareholders’ equity	62.7	65.8
Total liabilities and shareholders’ equity	$267.6	$260.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	10/4/2015	10/5/2014	10/4/2015	10/5/2014
Revenues:
Sales by Company-operated restaurants	$25.4	$22.5	$85.2	$74.2
Franchise royalties and fees	34.5	30.9	110.6	99.7
Rent from franchised restaurants	1.2	1.5	4.2	4.8
Total revenues	61.1	54.9	200.0	178.7
Expenses:
Restaurant food, beverages and packaging	8.2	7.5	27.6	24.4
Restaurant employee, occupancy and other expenses	12.3	10.6	40.3	35.2
General and administrative expenses	19.6	17.1	63.9	58.9
Occupancy expenses - franchise restaurants	0.7	0.7	2.3	2.3
Depreciation and amortization	2.3	2.1	7.5	6.7
Other expenses (income), net	0.1	0.2	(0.1)	1.7
Total expenses	43.2	38.2	141.5	129.2
Operating profit	17.9	16.7	58.5	49.5
Interest expense, net	0.9	0.8	2.8	2.4
Income before income taxes	17.0	15.9	55.7	47.1
Income tax expense	6.4	6.1	21.2	17.9
Net income	$10.6	$9.8	$34.5	$29.2

Earnings per common share, basic:	$0.47	$0.42	$1.51	$1.25
Earnings per common share, diluted:	$0.46	$0.42	$1.49	$1.23

Weighted-average shares outstanding:
Basic	22.6	23.2	22.8	23.4
Diluted	22.8	23.5	23.1	23.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	12 Weeks Ended		40 Weeks Ended
	10/4/2015	10/5/2014	10/4/2015	10/5/2014
Net income	$10.6	$9.8	$34.5	$29.2
Other comprehensive income
Net change in fair value of cash flow hedge	(0.6)	—	(1.1)	—
Reclassification adjustments for derivative losses included in earnings	0.1	0.2	0.2	0.6
Other comprehensive income (loss), before income taxes	(0.5)	0.2	(0.9)	0.6
Income tax(benefit) on other comprehensive income (loss)	0.3	(0.1)	0.4	(0.2)
Other comprehensive income (loss), net of income taxes	(0.2)	0.1	(0.5)	0.4
Comprehensive income	$10.4	$9.9	$34.0	$29.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Earnings		Total
Balance at December 28, 2014	23,143,609	$0.2	$46.4	$19.3	$(0.1)	$65.8
Net income	—	—	—	34.5	—	34.5
Other comprehensive income, net of income tax	—	—	—	—	(0.5)	(0.5)
Repurchases and retirement of shares	(783,627)	—	(45.0)	—	—	(45.0)
Issuance of common stock under stock option plan	169,724	—	1.0	—	—	1.0
Issuance of restricted stock awards, net of forfeitures	118,364	—	(5.0)	—	—	(5.0)
Excess tax benefits from stock-based compensation	—	—	6.8	—	—	6.8
Stock-based compensation expense	—	—	5.1	—	—	5.1
Balance at October 4, 2015	22,648,070	$0.2	$9.3	$53.8	$(0.6)	$62.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	40 Weeks Ended
	10/4/2015	10/5/2014
Cash flows provided by (used in) operating activities:
Net income	$34.5	$29.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7.5	6.7
Net (gain) loss on sale and disposal of assets	(0.1)	0.1
Deferred income taxes	1.9	(0.1)
Non-cash interest expense, net	0.4	0.9
Provision for credit losses	0.1	—
Excess tax benefits from stock-based payment arrangements	(6.8)	(1.7)
Stock-based compensation expense	5.1	3.6
Change in operating assets and liabilities:
Accounts receivable	(0.2)	0.7
Other operating assets	8.8	7.9
Accounts payable and other operating liabilities	(3.0)	(1.3)
Net cash provided by operating activities	48.2	46.0
Cash flows provided by (used in) investing activities:
Capital expenditures	(11.2)	(19.4)
Purchase of recipes and formulas	—	(41.8)
Proceeds from dispositions of property and equipment	0.1	—
Net cash used in investing activities	(11.1)	(61.2)
Cash flows provided by (used in) financing activities:
Borrowings under 2013 credit facility	—	43.0
Share repurchases	(45.0)	(30.0)
Proceeds from exercise of employee stock options	1.0	1.5
Excess tax benefits from stock-based payment arrangements	6.8	1.7
Other financing activities, net	(0.4)	(0.4)
Net cash provided by (used in) financing activities	(37.6)	15.8
Net increase (decrease) in cash and cash equivalents	(0.5)	0.6
Cash and cash equivalents at beginning of year	8.4	9.6
Cash and cash equivalents at end of quarter	$7.9	$10.2
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
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 28, 2014 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of October 4, 2015, have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2014 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2014 Form 10-K.
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
Revenue Recognition — Franchise Operations.  Revenues from franchising activities include development fees associated with a franchisee’s planned development of a specified number of restaurants within a defined geographic territory, franchise fees associated with the opening of new restaurants, renewal fees associated with the renewal of franchise agreements, transfer fees for the transfer of a restaurant to another entity, and ongoing royalty fees which are generally based on five percent of net restaurant sales. Development fees and franchise fees are recorded as deferred franchise revenue when received and are recognized as revenue when the restaurants covered by the fees are opened or all material services or conditions relating to the fees have been substantially performed or satisfied by the Company. The Company recognizes royalty revenues as earned. Franchise renewal fees are recognized when a renewal agreement becomes effective.

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/4/2015	10/5/2014	10/4/2015	10/5/2014
Franchise royalties	$32.9	$29.5	$106.7	$95.4
Franchise fees	1.6	1.4	3.9	4.3
Franchise royalties and fees	$34.5	$30.9	$110.6	$99.7
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
In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard is effective for our fiscal year 2016 and will be applied on a retrospective basis. The Company had $0.7 million and $0.9 million of debt issuance costs at October 4, 2015 and December 28, 2014, respectively.
We have reviewed other recently issued accounting pronouncements by the FASB and other standards-setting bodies and concluded that they are either not applicable to our business or are not expected to have a material impact on the financial statements upon adoption.
Note 3 — Other Current Assets

(In millions)	10/4/2015	12/28/2014
Prepaid income taxes	$1.9	$2.8
Prepaid expenses and other current assets	3.6	4.6
	$5.5	$7.4
Note 4 — Other Current Liabilities

(In millions)	10/4/2015	12/28/2014
Accrued wages, bonuses and severances	$8.1	$8.5
Other	3.6	3.9
	$11.7	$12.4

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5 — Fair Value Measurements
The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of October 4, 2015 and December 28, 2014:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
October 4, 2015
Financial Assets
Cash equivalents	$6.9	$—	$—	$6.9
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$11.2	$—	$—	$11.2
Financial Liabilities
Interest rate swap agreement	$—	$1.1	$—	$1.1
Long term debt and other borrowings	—	112.4	—	109.7
Total liabilities at fair value	$—	$113.5	$—	$110.8

December 28, 2014
Financial Assets
Cash equivalents	$9.0	$—	$—	$9.0
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Interest rate swap agreement	—	—	—	—
Total assets at fair value	$13.3	$—	$—	$13.3
Financial Liabilities
Long term debt and other borrowings	$—	$115.7	$—	$109.9
Total liabilities at fair value	$—	$115.7	$—	$109.9
There were no transfers among levels within the fair value hierarchy during the forty weeks ended October 4, 2015.
At October 4, 2015 and December 28, 2014, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.
The fair value of the Company’s interest rate swap at October 4, 2015 and December 28, 2014, respectively, was based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”). The fair value of each of the Company’s long-term debt instruments is based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for a similar debt instrument of comparable maturity and is considered a Level 2 valuation.
Note 6 — Long-term Debt

(In millions)	10/4/2015	12/28/2014
2013 Credit Facility	$106.0	$106.0
Capital lease obligations	2.2	2.2
Other notes	1.5	1.7
	109.7	109.9
Less current portion	(0.3)	(0.3)
Long-term debt	$109.4	$109.6

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
Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2013 Credit Facility. As of October 4, 2015, the Company had $0.1 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $28.9 million.
As of the end of the third quarter 2015, the Company was in compliance with the financial and other covenants of the 2013 Credit Facility. The Company’s weighted average interest rate for all outstanding indebtedness under the 2013 Credit Facility, including fixed and floating rate debt, was 2.5% as of October 4, 2015.
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
Note 7 — Deferred Credits and Other Long-Term Liabilities

(In millions)	10/4/2015	12/28/2014
Deferred franchise revenues	$6.7	$3.7
Deferred gains on unit conversions	0.5	0.8
Deferred rentals	7.6	7.6
Above-market rent obligations	2.4	2.5
Deferred income taxes	17.3	16.0
Other	3.1	1.8
	$37.6	$32.4
Note 8 — Other Expenses (Income), Net

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/4/2015	10/5/2014	10/4/2015	10/5/2014
Disposals of property and equipment	$0.1	$—	$0.1	$0.2
Net gain on sale of assets	—	—	(0.2)	(0.1)
Executive transition expenses	—	0.2	0.4	1.6
Recoveries under Settlement Program	—	—	(0.4)	—
Other expenses (income), net	$0.1	$0.2	$(0.1)	$1.7
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
Note 10 — Interest Expense, Net

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/4/2015	10/5/2014	10/4/2015	10/5/2014
Interest on debt	$0.7	$0.4	$2.0	$1.1
Reclassification adjustment for derivative losses	0.1	0.2	0.2	0.6
Amortization and write-offs of debt issuance costs	—	0.1	0.2	0.3
Other debt related charges, net	0.1	0.1	0.4	0.4
	$0.9	$0.8	$2.8	$2.4
Note 11 — Income Taxes
The Company’s effective tax rates were 37.6% and 38.4% for the twelve week periods ended October 4, 2015 and October 5, 2014, respectively. The Company's effective tax rates were 38.1% and 38.0% for the forty week periods ended October 4, 2015 and October 5, 2014, respectively. The lower effective tax rate for the twelve week period ended October 4, 2015 is primarily due to favorable provision to return adjustments which include the effects of the reconciliation of income tax amounts recorded in our consolidated financial statements to the amounts reflected in our tax returns. Higher state income tax obligations and expiration of certain tax credits have resulted in a higher effective tax rate in the forty week period ended October 4, 2015. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

As of October 4, 2015, the amount of unrecognized tax benefits was approximately $1.3 million, of which approximately $0.3 million, if recognized, would affect the effective income tax rate.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2011 through 2014 are open to audit. In general, the state tax years open to audit range from 2010 through 2014.
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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. There were approximately 0.1 million potentially dilutive shares excluded from the computation of diluted earnings per share for the twelve and forty week periods ended October 4, 2015 and October 5, 2014, respectively.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/4/2015	10/5/2014	10/4/2015	10/5/2014
Net Income	$10.6	$9.8	$34.5	$29.2

Denominator for basic earnings per share — weighted average shares	22.6	23.2	22.8	23.4
Dilutive employee stock awards	0.2	0.3	0.3	0.4
Denominator for diluted earnings per share	22.8	23.5	23.1	23.8

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

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/4/2015	10/5/2014	10/4/2015	10/5/2014
Revenues
Franchise operations	$35.7	$32.4	$114.8	$104.5
Company-operated restaurants	25.4	22.5	85.2	74.2
	$61.1	$54.9	$200.0	$178.7

Operating profit
Franchise operations	$16.7	$16.3	$52.7	$47.7
Company-operated restaurants	3.6	2.7	13.2	10.2
	20.3	19.0	65.9	57.9
Less unallocated expenses
Depreciation and amortization	2.3	2.1	7.5	6.7
Other expenses (income), net	0.1	0.2	(0.1)	1.7
Operating Profit	17.9	16.7	58.5	49.5
Interest expense, net	0.9	0.8	2.8	2.4
Income before income taxes	$17.0	$15.9	$55.7	$47.1

Capital expenditures
Franchise operations	$0.2	$1.1	$0.8	$5.0
Company-operated restaurants	3.1	5.4	10.4	14.4
	$3.3	$6.5	$11.2	$19.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis for Popeyes Louisiana Kitchen, Inc. (“PLKI,” “Popeyes” or the “Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report and in conjunction with the Company’s Annual Report on Form10-K for the fiscal year ended December 28, 2014 (the “2014 Form 10-K”).
Popeyes Profile
Popeyes was founded in New Orleans, Louisiana in 1972 and is the world’s second largest quick-service chicken concept, based on the number of units. Within the Quick Service Restaurant (“QSR”) industry, Popeyes distinguishes itself with a unique “Louisiana” style menu that features spicy chicken, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional items. Popeyes is a highly differentiated QSR brand with a passion for its Louisiana heritage and flavorful authentic food.
As of October 4, 2015, we operated and franchised 2,475 Popeyes restaurants in 48 states, the District of Columbia, three territories, and 27 foreign countries.

Total Operating Restaurants as of:	10/4/2015	12/28/2014
Domestic restaurants:
Company-operated	68	65
Franchised	1,857	1,805
International restaurants:
Franchised	550	509
Total	2,475	2,379

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
The Company’s Strategic Roadmap includes five organizing pillars which are used to set priorities and allocate resources. These pillars are:
•Develop Servant Leaders
•Build a Distinctive Brand
•Create Memorable Experiences
•Grow Restaurant Profits
•Accelerate Quality Restaurants

Our consistent execution against the Strategic Roadmap has delivered strong, sustainable results over the past seven years. Our investment areas are primarily leadership development and international expansion.
The Develop Servant Leaders pillar focuses on providing top tier support to our system’s restaurants while growing the capabilities of restaurant leaders throughout our global system. Our goal is to create a culture of servant leadership to improve employee engagement and, in turn, provide a guest experience as legendary as our food.
We will also make additional international investments to accelerate our unit growth. Our primary focus will be the traditional franchising model, supported with an investment in brand-building media to create strong Popeyes brand awareness and trial. We will also consider direct capital investments in the development of new restaurants where opportunities exist to jump-start new international markets and to unlock new unit growth.
Additionally, we will continue to make select, strategic investments in domestic Company-operated restaurants to lead the system on matters such as real estate selection, store design and layout, and people practices.

Third Quarter 2015 Overview

We accomplished the following results in the third quarter 2015, principally as a result of continued disciplined execution against our business strategies:

•
Reported net income was $10.6 million, or $0.46 per diluted share, compared to $9.8 million, or $0.42 per diluted share in the third quarter 2014. Adjusted earnings per diluted share were $0.47, compared to $0.42 in 2014, representing an increase of 11.9%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Global same-store sales increased 6.0% in 2015 compared to a 7.3% increase in 2014 for a two-year compounded growth rate of 13.7%. This positive sales growth reflects Popeyes’ continued menu innovation, supported by compelling advertising and strengthened restaurant execution.

•
Total domestic same-store sales increased 5.6%, compared to a 7.2% increase last year, for a two-year compounded growth rate of 13.2%. Popeyes’ domestic same-store sales have outpaced the chicken-QSR segment for 30 consecutive quarters and overall QSR for 16 consecutive quarters, according to independent data. Popeyes has increased its domestic market share of the chicken-QSR category to 26.0% compared to 23.7% last year.

•	International same-store sales increased 9.1%, compared to 8.3% last year.

•
The Popeyes system opened 47 restaurants, which included 24 domestic and 23 international restaurants, compared to 60 total openings in the same period of last year. Net restaurant openings were 39, compared to 44 net restaurant openings in the same period last year.

•
As of the end of the third quarter in 2015, the Company operated and franchised 2,475 restaurants, compared to 2,315 at the end of the third quarter in 2014, representing net unit growth of 6.9% over the last twelve months.

•	Total system-wide sales increased by 11.7% in the third quarter 2015 as a result of same-store sales performance and net unit growth of the system.

•
Total revenues increased 11.3% to $61.1 million in 2015, from $54.9 million in the prior year. The $6.2 million increase in revenues was primarily due to a $2.9 million increase in sales by Company-operated restaurants and a $3.4 million increase in franchise royalties. Franchise royalties were driven by positive same store sales increases and net unit growth.

•
Company-operated restaurant operating profit was $4.9 million, or 19.3% of sales, compared to $4.4 million, or 19.6% of sales in 2014. Improved management of food, beverage, and packaging was offset primarily by a $0.2 million out-of-period adjustment to rent expense resulting in a decrease in Company-operated restaurant operating profit margin in the third quarter 2015. Company-operated restaurant operating profit and Company-operated restaurant operating profit margin are supplemental non-GAAP measures of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Through the first 40 weeks of fiscal 2015, Operating EBITDA was $65.9 million, or 33.0% of total revenue, compared to $57.9 million, or 32.4% of total revenue, last year, a 13.8% increase. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Through the first 40 weeks of fiscal 2015, free cash flow was $45.6 million, compared to $35.9 million in 2014. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
The Company repurchased 339,573 shares of its common stock for approximately $19.0 million in the third quarter. On November 3, 2015, the Board of Directors canceled the remaining balance of the existing share repurchase authorization and replaced it with a new $200.0 million open-ended stock repurchase authorization.

A summary of our financial results and key operational metrics is presented below:

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions except per share data)	10/4/2015	10/5/2014	10/4/2015	10/5/2014
Revenues:
Sales by Company-operated restaurants	$25.4	$22.5	$85.2	$74.2
Franchise royalties and fees (a)	34.5	30.9	110.6	99.7
Rent from franchised restaurants	1.2	1.5	4.2	4.8
Total revenues	$61.1	$54.9	$200.0	$178.7

Operating profit	$17.9	$16.7	$58.5	$49.5

Net income	$10.6	$9.8	$34.5	$29.2

Earnings per common share, basic	$0.47	$0.42	$1.51	$1.25
Earnings per common share, diluted	$0.46	$0.42	$1.49	$1.23

Global system-wide sales increase	11.7%	12.6%	13.0%	11.0%

Same-store sales increase (b)
Company-operated restaurants	(1.0)%	8.5%	0.6%	5.3%
Domestic franchised restaurants	5.9%	7.1%	7.2%	5.0%
Total domestic (Company-operated and franchised restaurants)	5.6%	7.2%	6.9%	5.0%
International franchised restaurants	9.1%	8.3%	6.5%	5.4%
Total global system	6.0%	7.3%	6.8%	5.1%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	67	56	65	53
New restaurant openings	1	2	3	6
Permanent closings	—	—	—	(1)
Restaurants at quarter-end	68	58	68	58
Franchised restaurants (domestic and international)
Restaurants at beginning of period	2,376	2,206	2,314	2,172
New restaurant openings	46	58	134	117
Permanent closings	(8)	(16)	(32)	(46)
Temporary (closings)/re-openings, net	(7)	9	(9)	14
Restaurants at quarter-end	2,407	2,257	2,407	2,257
Total system restaurants	2,475	2,315	2,475	2,315

(a)
Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the third quarter of 2015 and 2014, franchisee sales, as reported by our franchisees, were approximately $696.5 million and $624.0 million, respectively. For the forty weeks ended October 4, 2015 and October 5, 2014, franchisee sales, as reported by our franchisees, were approximately $2,268.8 million and $2,008.5 million, respectively.

(b)
Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks. Unit conversions are included immediately upon conversion. Temporary closings are excluded from same- store sales for the period they are closed.

Looking Forward to the Remainder of 2015

Based on performance through the third quarter 2015, the Company is making the following changes to our guidance for full-year fiscal 2015:

•	Same-store sales growth in the range of 5.0% to 5.5%, an increase from previous guidance in the range of 4.5% to 5.5%.

•	General and administrative expenses in the range of $84 to $86 million, which is approximately 2.8% of system-wide sales, compared to previous guidance of 2.9% of system-wide sales.

•	Adjusted earnings per diluted share in the range of $1.86 to $1.91, compared to previous guidance of $1.85 to $1.90.

•	Share repurchases in the range of $55 to $65 million, compared to previous guidance of $50 to $60 million.

In addition, the Company reiterates the following guidance for full year fiscal 2015:

•
New restaurant openings of 200 to 225, including approximately 85 to 95 internationally. Net restaurant openings are expected to be in the range of 115 to 150, for a system growth rate of approximately 5%. During 2015, the Company expects to open 4 to 5 new Company-operated restaurants.

•	Capital expenditures for the year of $15 to $20 million, including approximately $12.5 million for Company-operated restaurant development and relocation.

•	An effective income tax rate of approximately 38%.

Comparisons of the Third Quarter for 2015 and 2014
Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $25.4 million in the third quarter of 2015, a $2.9 million increase from the third quarter of 2014. The increase was primarily due to 10 net openings over the last four consecutive quarters, partially offset by a same-store sales decrease of 1.0% in 2015 and lower sales at new restaurants rolling over high opening sales volumes.
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
Franchise royalties and fees were $34.5 million in the third quarter of 2015, a $3.6 million increase from the third quarter of 2014. The increase was primarily due to a $3.4 million increase in royalty revenue from positive same-store sales and new franchised restaurants and a $0.2 million increase in renewal, transfer and other franchise revenues.
Company-operated Restaurant Operating Profit
Company-operated restaurant operating profit (“ROP”) was $4.9 million, or 19.3% of sales, compared to $4.4 million, or 19.6% of sales last year. The $0.5 million increase in ROP was primarily due to higher revenues resulting from 10 net restaurant openings partially off-set by a same-store sales decrease of 1.0% and higher occupancy expenses. During the third quarter 2015, the Company recorded a $0.2 million out-of-period adjustment to rent expense related to lease renewals. Improved management of food, beverage, and packaging was offset primarily by $0.2 million out-of-period adjustment to rent expense resulting in a decrease in Company-operated restaurant operating profit margin in the third quarter 2015. Company-operated restaurant operating profit and Company-operated restaurant operating profit margin are supplemental non-GAAP measures of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures”.
General and Administrative Expenses
General and administrative expenses were $19.6 million, or 2.7% of system-wide sales, compared to $17.1 million, or 2.6% of system-wide sales last year.

The $2.5 million increase in general and administrative expenses was primarily attributable to a $1.7 million increase in incentive based compensation expense, a $1.1 million increase in menu innovation, marketing, development, supply chain and other corporate support center expenses, a $0.1 million increase in brand building media investments in international markets, partially offset by $0.4 million in decrease Company-operated restaurant management expenses.
Depreciation and Amortization
Depreciation and amortization was $2.3 million compared to $2.1 million last year. The $0.2 million increase in depreciation and amortization was primarily attributable to depreciation associated with ownership of additional Company-operated restaurants.
Other Expenses (Income), Net
Other expense (income), net consisted of $0.1 million in loss on disposal of property and equipment for the twelve week period ended October 4, 2015 compared to $0.2 million of executive transition expense for the same period last year.
Operating Profit
Operating profit was $17.9 million, a $1.2 million increase compared to 2014. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	12 Weeks Ended
(Dollars in millions)	10/4/2015	10/5/2014	Fluctuation	As a Percent
Franchise operations	$16.7	$16.3	$0.4	2.5%
Company-operated restaurants	3.6	2.7	0.9	33.3%
Operating profit before unallocated expenses	20.3	19.0	1.3	6.8%
Less unallocated expenses:
Depreciation and amortization	2.3	2.1	(0.2)	(9.5)%
Other expenses (income), net	0.1	0.2	0.1	50.0%
Operating profit	$17.9	$16.7	$1.2	7.2%
Franchise operations segment operating profit was $16.7 million for the twelve weeks ended October 4, 2015, a $0.4 million or 2.5% increase from 2014. The $0.4 million growth in operating profit was primarily due to the $3.6 million increase in franchise royalties and fees, partially offset by a $0.3 million decrease in rent from franchised restaurants, mainly due to lease terminations over the last four consecutive quarters, and $2.9 million increase in general and administrative expenses.

Company-operated restaurants segment operating profit was $3.6 million for the twelve weeks ended October 4, 2015, a $0.9 million or 33.3% increase from 2014. The increase was attributable to the $0.5 million increase in restaurant operating profit and a $0.4 million decrease in Company-operated restaurant management expenses primarily due to lower training and pre-opening expenses.

Interest Expense, Net
Interest expense, net for the twelve weeks ended October 4, 2015 and October 5, 2014 was $0.9 million and $0.8 million, respectively. The $0.1 million increase in interest expense was primarily due to higher payments under the Company’s interest rate swap agreements, partially offset by lower reclassification adjustments for derivative losses.

Income Tax Expense
Income tax expense was $6.4 million at an effective tax rate of 37.6%, compared to an effective tax rate of 38.4% in 2014. The lower effective tax rate is primarily due to favorable provision to return adjustments which include the effects of the reconciliation of income tax amounts recorded in our consolidated financial statements to the amounts reflected in our tax returns. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

Comparisons of the 40 Weeks Ended October 4, 2015 and October 5, 2014
Sales by Company-operated Restaurants
Sales by Company-operated restaurants were $85.2 million in the forty weeks ended October 4, 2015, a $11.0 million increase from 2014. The increase was primarily due to 10 net openings over the last four consecutive quarters and a same–store sales increase of 0.6% in 2015, partially offset by lower sales at new restaurants rolling over high opening sales volumes.
Franchise Royalties and Fees
Franchise royalties and fees were $110.6 million in the forty weeks ended October 4, 2015, a $10.9 million increase from 2014. The increase was primarily due to a $11.3 million increase in royalty revenue from positive same-store sales and new franchised restaurants and a $0.1 million increase in franchise and development fees for new openings, partially offset by a $0.5 million decrease in renewal, transfer and other franchise revenues.
Company-operated Restaurant Operating Profit
Company-operated restaurant operating profit (“ROP”) was $17.3 million, or 20.3% of sales, compared to $14.6 million, or 19.7% of sales last year. The $2.7 million increase in ROP was primarily due to higher revenues resulting from 10 net restaurant openings and positive same-store sales of 0.6%, partially offset by higher occupancy and other fixed costs. The improvement in Company-operated restaurant operating profit margin was primarily attributable to improved labor controls and management of food, beverages and packaging, partially offset by higher occupancy expenses. Higher poultry and grocery basket costs were offset by targeted pricing increases. Company-operated restaurant operating profit and Company-operated restaurant operating profit margin are supplemental non-GAAP measures of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $63.9 million, or 2.7% of system-wide sales, compared to $58.9 million, or 2.8% of system-wide sales last year.
The $5.0 million increase in general and administrative expenses was primarily attributable to a $3.5 million increase in incentive based compensation expense, a $1.7 million increase in menu innovation, marketing, development, supply chain and other corporate support center expenses, a $0.7 million increase in leadership development investments, and a $0.8 million increase in brand building media investments in international markets, partially offset by a $0.3 million decrease Company-operated restaurant management expenses and $1.4 million in recipe royalty savings from the 2014 purchase of recipes and formulas from Diversified. For further discussion of the recipe and formula purchase from Diversified, see Note 15 to our consolidated financial statements which is included in the Company’s 2014 Form 10-K.
Depreciation and amortization
Depreciation and amortization was $7.5 million compared to $6.7 million last year. The $0.8 million increase in depreciation and amortization was primarily attributable to depreciation associated with ownership of additional Company-operated restaurants.
Other Expenses (Income), Net
Other expense (income), net was $0.1 million other income for the forty week period ended October 4, 2015 compared to $1.7 million other expense for the same period last year. This $1.8 million decrease in expense, net is primarily due to $1.2 million decrease in executive transition expense in 2015 compared to 2014 and the $0.4 million recovered in the settlement of the Company’s claims pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program in 2015.
Operating Profit
Operating profit was $58.5 million, a $9.0 million increase compared to 2014. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	40 weeks ended
(Dollars in millions)	10/4/2015	10/5/2014	Fluctuation	As a Percent
Franchise operations	$52.7	$47.7	$5.0	10.5%
Company-operated restaurants	13.2	10.2	3.0	29.4%
Operating profit before unallocated expenses	65.9	57.9	8.0	13.8%
Less unallocated expenses:
Depreciation and amortization	7.5	6.7	(0.8)	(11.9)%
Other expenses (income), net	(0.1)	1.7	1.8	105.9%
Operating profit	$58.5	$49.5	$9.0	18.2%
Franchise operations segment operating profit was $52.7 million for the forty weeks ended October 4, 2015, a $5.0 million or 10.5% increase from 2014. The $5.0 million growth in operating profit was primarily due to the $10.9 million increase in franchise royalties and fees, partially offset by $0.6 million decrease in rent from franchised restaurants, mainly due to lease terminations over the last four consecutive quarters, and a $5.3 million increase in general and administrative expenses.
Company-operated restaurants segment operating profit was $13.2 million for the forty weeks ended October 4, 2015, a $3.0 million or 29.4% increase from 2014. The increase was attributable to the $2.7 million increase in restaurant operating profit and a $0.3 million decrease in Company-operated restaurant management expenses.

Interest Expense, net
Interest expense, net for the forty weeks ended October 4, 2015 and October 5, 2014 was $2.8 million and $2.4 million, respectively. The $0.4 million increase in interest expense was primarily due to higher outstanding borrowings under the 2013 Credit Facility and higher net interest rate swap payments under the Company’s interest rate swap agreements partially offset by lower reclassification adjustments for derivative losses and amortization of deferred loan costs.

Income Tax Expense
For the forty weeks ended October 4, 2015, income tax expense was $21.2 million at an effective tax rate of 38.1%, compared to an effective tax rate of 38.0% in 2014. Higher state income tax obligations have resulted in a higher effective tax rate in 2015. The effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.
Liquidity and Capital Resources
We finance our business activities with cash flows generated from our operating activities and borrowings under our credit facility.
Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $7.9 million as of October 4, 2015), available borrowings under our credit facility (approximately $28.9 million available as of October 4, 2015) and the ability to request incremental revolving credit commitments up to an additional $115.0 million under the credit facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $48.2 million and $46.0 million for the forty weeks ended October 4, 2015 and October 5, 2014, respectively. The $2.2 million increase in cash flows from operating activities was primarily due to an $8.0 million increase in Operating EBITDA, a $1.5 million increase in stock-based compensation, and $1.0 million in changes to other operating assets and liabilities, net, partially offset by a $5.1 million increase in excess tax benefits from stock-based compensation and a $3.2 million increase in tax payments related to restricted stock award vestings.
The Company uses Consolidated Total Leverage Ratio (“total leverage ratio”) to measure compliance with its covenants and borrowing capacity under its 2013 Credit Facility. The Company also believes that its total leverage ratio is a helpful measure for investors to assess its overall debt leverage, which affects its ability to refinance its long-term debt as it matures, the cost of existing debt, the capacity to incur additional debt to invest in its strategic initiatives, and the ability to repurchase and retire its common shares. The Total Leverage Ratio was 1.2 to 1 and 1.4 to 1 at October 4, 2015 and December 28, 2014, respectively. Consolidated

Total Leverage Ratio is a supplemental non-GAAP financial measure. See the heading “Management’s Use of Non-GAAP Financial Measures.”
Our cash flows from operating activities and available borrowings allow us to reinvest in our core business activities that promote the Company’s strategic initiatives. Our priorities in the use of available cash after investment in growth strategies are to repurchase shares of our common stock and to reduce long-term debt.
Net cash used in investing activities was $11.1 million and $61.2 million for the forty weeks ended October 4, 2015 and October 5, 2014, respectively. The $50.1 million decrease in net investing activities is primarily due to the $41.8 million recipe and formula purchase from Diversified in 2014 and changes in our capital expenditure investments as summarized below:

	40 Weeks Ended
(In millions)	10/4/2015	10/5/2014
Construction of new Company-operated restaurants	$9.7	$12.9
Conversion of restaurants in Minnesota and California	—	2.9
Reimaging activities at Company-operated restaurants	—	0.6
Information technology and corporate office expansion	0.8	2.0
Other capital assets	0.7	1.0
Total capital expenditures	$11.2	$19.4
Net cash used in financing activities was $37.6 million for the forty weeks ended October 4, 2015 compared to net cash provided by financing activities of $15.8 million for the forty weeks ended October 5, 2014. The increase of net cash used in financing activities of $53.4 million was primarily due to $43.0 million borrowings under the credit facility in 2014 and a $15.0 million increase in share repurchases in 2015, partially offset by a $5.1 million increase in excess tax benefits from stock-based payment arrangements in 2015.
The Company is in compliance with all debt covenant requirements.
We repurchased 783,627 shares of our common stock for approximately $45.0 million during the forty weeks ended October 4, 2015. The Company also repurchased 175,632 shares of its common stock for approximately $10.0 million after October 4, 2015. On November 3, 2015, the Board of Directors canceled the remaining balance of the existing share repurchase authorization and replaced it with a new $200.0 million open-ended stock repurchase authorization.
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

Adjusted earnings per diluted share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

i.
other expense (income), net, which included $0.1 million net loss on disposals of fixed assets for the twelve and forty weeks ended October 4, 2015, $0.2 million net loss on disposals for the forty weeks ended October 5, 2014, and $0.2 million and $0.1 million net gain on sales of assets for the 40 weeks ended October 4, 2015 and October 5, 2014, respectively,

ii.	$0.4 million in executive transition expenses in the forty weeks ended October 4, 2015 and $0.2 million and $1.6 million for the twelve and forty weeks ended October 5, 2014, respectively,

iii.	other income of $0.4 million for recoveries under the Deepwater Horizon Economic and Property Damages Settlement Program for the forty weeks ended October 4, 2015, and

iv.	the tax effect of these adjustments at the effective statutory rates.
Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for the twelve week and forty week periods ended October 4, 2015 and October 5, 2014, respectively, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure.

	12 Weeks Ended		40 Weeks Ended
(In millions, except per share data)	10/4/2015	10/5/2014	10/4/2015	10/5/2014
Net income	$10.6	$9.8	$34.5	$29.2
Other expense (income), net	0.1	0.2	(0.1)	1.7
Tax effect	—	(0.1)	0.1	(0.7)
Adjusted earnings	$10.7	$9.9	$34.5	$30.2
Adjusted earnings per diluted share	$0.47	$0.42	$1.49	$1.27
Weighted average diluted shares outstanding	22.8	23.5	23.1	23.8
Operating EBITDA: Calculation and Definition
The Company defines operating EBITDA as earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net. The following table reconciles on a historical basis for the forty week periods ended October 4, 2015 and October 5, 2014, respectively, the Company’s operating EBITDA on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure. Operating EBITDA margin is defined as operating EBITDA divided by total revenues.

	40 Weeks Ended
(Dollars in millions)	10/4/2015	10/5/2014
Net income	$34.5	$29.2
Interest expense, net	2.8	2.4
Income tax expense	21.2	17.9
Depreciation and amortization	7.5	6.7
Other expenses (income), net	(0.1)	1.7
Operating EBITDA	$65.9	$57.9
Total revenues	$200.0	$178.7
Operating EBITDA margin	33.0%	32.4%

Company-operated restaurant operating profit: Calculation and Definition
The Company defines Company-operated restaurant operating profit as sales by Company-operated restaurants minus restaurant food, beverages and packaging minus restaurant employee, occupancy and other expenses. The following table reconciles on a historical basis for the twelve week and forty week periods ended October 4, 2015 and October 5, 2014, respectively, Company-operated restaurant operating profit to the line item on its condensed consolidated statement of operations entitled sales by Company-operated restaurants, which the Company believes is the most directly comparable GAAP measure. Company-operated restaurant operating profit margin is defined as Company-operated restaurant operating profit divided by sales by Company-operated restaurants.

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions)	10/4/2015	10/5/2014	10/4/2015	10/5/2014
Sales by Company-operated restaurants	$25.4	$22.5	$85.2	$74.2
Restaurant food, beverages and packaging	8.2	7.5	27.6	24.4
Restaurant employee, occupancy and other expenses	12.3	10.6	40.3	35.2
Company-operated restaurant operating profit	$4.9	$4.4	$17.3	$14.6
Company-operated restaurant operating profit margin	19.3%	19.6%	20.3%	19.7%

Free cash flow: Calculation and Definition
The Company defines free cash flow as net income plus depreciation and amortization plus stock-based compensation expense, minus maintenance capital expenditures which includes: for the forty weeks ended October 4, 2015, $0.8 million of information technology and other corporate assets, and $0.7 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and equipment; and for the forty weeks ended October 5, 2014, $0.6 million in Company-operated restaurant reimaging, $2.0 million of information technology and other corporate assets, and $1.0 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities.

The following table reconciles on a historical basis for the forty week periods ended October 4, 2015 and October 5, 2014, respectively, the Company’s free cash flow on a consolidated basis to the line on its consolidated statements of operations entitled net income, which the Company believes is the most directly comparable GAAP measure.

	40 Weeks Ended
(Dollars in millions)	10/4/2015	10/5/2014
Net income	$34.5	$29.2
Depreciation and amortization	7.5	6.7
Stock-based compensation expense	5.1	3.6
Maintenance capital expenditures	(1.5)	(3.6)
Free cash flow	$45.6	$35.9

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
Set forth below is the calculation of Consolidated Total Leverage Ratio as of October 4, 2015 and December 28, 2014 and the reconciliations of Consolidated Total Indebtedness and Consolidated EBITDA to their most comparable GAAP measures: current debt maturities and long-term debt, for Consolidated Indebtedness, and net income, for Consolidated EBITDA.

	52 weeks ended
(Dollars in millions)	10/4/2015	12/28/2014
Current debt maturities	$0.3	$0.3
Long-term debt	109.4	109.6
Total indebtedness	109.7	109.9
Outstanding letters of credit	0.1	0.1
Consolidated Total Indebtedness	$109.8	$110.0

Net income	$43.3	$38.0
Interest expense, net	3.4	3.0
Income tax expense	27.1	23.8
Depreciation and amortization	9.5	8.7
Other expenses (income), net	(0.6)	1.2
Stock-based compensation expense	6.8	5.3
Consolidated EBITDA	$89.5	$80.0

Consolidated Total Leverage Ratio	1.2	1.4

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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the forty weeks ended October 4, 2015 and October 5, 2014, foreign currency revenues represented approximately 4.1% and 4.2%, respectively, of our total revenues. All other things being equal, for the forty weeks ended October 4, 2015, operating profit would have decreased by approximately $0.7 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of October 4, 2015, approximately $1.2 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 27 foreign countries with approximately 49% of our revenues from international royalties originating from restaurants in South Korea, Canada and Turkey.
Interest Rate Risk With Respect to our 2013 Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2013 Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of October 4, 2015, we had outstanding borrowings under our 2013 Credit Facility of $106.0 million.
As of October 4, 2015, the Company’s weighted average interest rate for all outstanding indebtedness under the 2013 Credit Facility was approximately 2.5%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2013 Credit Facility would be approximately $0.2 million.
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
(d) Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the forty week period ended October 4, 2015 covered by this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2015, we repurchased 339,573 shares of our common stock as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 8 (07/13/15 — 08/09/15)	85,501	$58.71	85,501	$68,993,751
Period 9 (08/10/15 — 09/06/15)	204,683	$54.49	204,683	$57,839,773
Period 10 (09/07/15 — 10/04/15)	49,389	$57.32	49,389	$55,008,866
Total	339,573	$55.97	339,573	$55,008,866

The Company repurchased 175,632 shares of its common stock for approximately $10.0 million after October 4, 2015. On November 3, 2015, the Board of Directors canceled the remaining balance of the existing share repurchase authorization and replaced it with a new $200.0 million open-ended stock repurchase authorization.

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

Popeyes Louisiana Kitchen, Inc.

Date: November 12, 2015	By:	/s/ William Matt
William Matt
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)