Form 10-K
period 2015-12-27
POPEYES LOUISIANA KITCHEN, INC.
filed 2016-02-23
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2).    Yes  ☐    No  ☑
As of July 10, 2015 (the last business day of the registrant’s second quarter for 2015), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the NASDAQ Global Market System, was approximately $1,359,421,000.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 22, 2016
Common stock, $0.01 par value per share	22,450,717 shares
Documents incorporated by reference: Portions of our 2015 Proxy Statement are incorporated herein by reference in Part III of this Annual Report.

Popeyes Louisiana Kitchen, Inc.

PART I.
Item 1.  BUSINESS
Popeyes Louisiana Kitchen, Inc. (“PLKI”, “Popeyes” or “the Company”) develops, operates, and franchises quick-service restaurants (“QSRs” or “restaurants”) under the trade names Popeyes® Louisiana Kitchen and Popeyes® Chicken & Biscuits. Within Popeyes, we manage two business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found in Note 20 to our Consolidated Financial Statements included in this Form 10-K.
Popeyes Profile
Popeyes was founded in New Orleans, Louisiana in 1972 and is the world’s second largest quick-service chicken concept based on the number of units. Within the Quick Service Restaurant (“QSR”) industry, Popeyes distinguishes itself with a unique “Louisiana” style menu that features spicy chicken, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional items. Popeyes is a highly differentiated QSR brand with a passion for its Louisiana heritage and flavorful, authentic food.
As of December 27, 2015, we operated and franchised 2,539 Popeyes restaurants in 48 states, the District of Columbia, three territories and 27 foreign countries.
As of December 27, 2015, of our 1,900 domestic franchised restaurants, approximately 69% were concentrated in Texas, California, Florida, Louisiana, New York, Illinois, Georgia, Maryland, New Jersey, Virginia, and Mississippi. Of our 569 international franchised restaurants, approximately 63% were located in Turkey, South Korea, and Canada. Of our 70 company-operated restaurants, approximately 89% were concentrated in Louisiana, Indiana, North Carolina, and Tennessee.
Financial information concerning our domestic and international operations can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
Our Business Strategy
Since 2008, the Company has used its strategic roadmap as an organizing framework in which to select priorities and allocate resources in the execution of our business strategy. This framework has delivered a pattern of superior results over the last seven years:

•	average global system-wide sales growth of 8.4%;

•	average global same-store sales growth of 4.1%;

•	average net unit growth of 4.1%; and

•	average earnings per diluted share growth of 14.1%.
Looking forward over the next seven to ten years, we have defined a set of new, bolder long-term goals designed to:

•	drive our domestic restaurant average unit volumes from $1.4 million to $2.0 million;

•	this sales increase will drive domestic franchisee profitability from $340,000 to $500,000 per restaurant; and

•	with stronger unit economics, continue to expand Popeyes brand globally, increasing restaurant count from 2,500 to 4,000 restaurants.
These new long-term goals have led to the development of our next generation roadmap organized around three strategic pillars:

1.	Louisiana Heritage - Our key brand differentiator.

2.	Passionate Teams - This pillar represents our belief in people as the driver of profitability.

3.	Routine Excellence - Deliver consistent operational excellence in our restaurants.
The first pillar is our Louisiana Heritage, marking the rich traditions of Popeyes’ birthplace and differentiating us from all our competitors. This pillar will be measured by positive guest traffic and market share growth. Our Louisiana Heritage will serve as the foundation on which everything else is built. The characteristics of Louisiana provide a platform for ongoing culinary innovation, creating distinctive building design, exuding warm Louisiana hospitality, and giving back to the communities where we serve.
Our second strategic pillar, Passionate Teams, represents our belief in people as the driver of profitability. Engaged passionate teams will deliver a superior guest experience that results in more loyal customers that revisit our Popeyes restaurants more often, driving sales and profits for our franchisees and shareholder returns for our investors. This pillar will be measured by positive increases in engagement in each aspect of our chain of influence - the franchisee, the restaurant leader, the restaurant team, and the guest.
Our third strategic pillar, Routine Excellence, is about delivering operational consistency in our restaurants. The measure of this pillar will be a new restaurant evaluation protocol with higher frequency of restaurant visits to coach our restaurants to operational consistency and excellence. To execute this new protocol, we will invest in additional operations field team members allowing us to double the number of restaurant visits, while providing improved quality coaching to our restaurant leaders. This new protocol of operating standards, frequent restaurant visits, and quality coaching will help our restaurants become routinely excellent.
The three strategic pillars will be supported by ONE Technology, an initiative to build a common technology platform for the Popeyes system that will bring together innovative systems to better support our restaurant general managers, while improving the experience of our team members and guests.
We will continue to accelerate our international unit growth. Our primary focus will be the traditional franchising model, supported with brand-building media and innovative new products to create awareness and trial of our Louisiana Heritage.  We will selectively consider direct capital investments where opportunities exists to unlock new unit growth. We are also adding supply chain resources to assist in local sourcing, to keep our margins and returns strong for our franchise owners.
Additionally, we will continue to make select investments in domestic Company-operated restaurants to lead the system on matters such as real estate selection, store design and layout, and people practices.
Binding our culture and our new roadmap together is our brand purpose, “Food That Ignites the Desire to Serve” . “Food That Ignites” reflects our Louisiana culinary and hospitality heritage, and the “Desire to Serve” will be evident in the routine excellence of our operations. Our brand purpose and the principles that support it are a meaningful belief system that defines our food, our people and our focus on the guest. The beliefs will guide our franchisees, restaurant general managers, and team members in a way that will sustain superior performance results, going forward.
Our Agreements with Popeyes Franchisees
Our strategy places a heavy emphasis on increasing the number of restaurants in the Popeyes system through franchising activities. As of December 27, 2015, we had 360 franchisees operating restaurants within the Popeyes system, and several preparing to become franchisee operators. Our largest domestic franchisee operates 143 restaurants and our largest international franchisee operates 144 restaurants. The following discussion describes the standard arrangements we enter into with our Popeyes franchisees.
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
These agreements generally require franchisees to pay a 5% royalty on net restaurant sales. In addition, franchisees must contribute to national and local advertising funds. Payments to the advertising funds are generally 4% of net restaurant sales. Some of our institutional franchise agreements provide for lower royalties and advertising fund contributions.
Development Incentive Programs. We have established development incentive programs to encourage franchisees to develop and open new Popeyes restaurants. Based on the terms of the programs, franchise fees can be waived or reduced in addition to royalty rate percentages reductions.
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
Each international market has its own factors that lead to venue and site determination. In international markets, we use different venues including freestanding, in-line, food court and other nontraditional venues. Market development strategies are a collaborative process between Popeyes and our franchisees located in that market so we can leverage local knowledge.
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
Purchasing Cooperative. Supplies are generally provided to our domestic franchised and Company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We and our Popeyes franchisees hold membership interests in SMS in proportion to the number of restaurants owned. As of December 27, 2015, we held two of seven seats on the SMS board of directors and our voting interests were approximately 3%. Our Popeyes franchise agreements require that each domestic franchisee join SMS.
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
Marketing and Advertising
Each Popeyes restaurant, company-operated or franchised, contributes to an advertising cooperative that supports (1) branding and marketing initiatives, including the development of marketing materials that are used throughout our restaurant system and (2) national and local marketing programs. We act as the agent for the fund and coordinate its activities. We and our Popeyes franchisees made contributions to the advertising fund of approximately $123.5 million in 2015, $110.2 million in 2014, and $94.2 million in 2013.

Fiscal Year and Seasonality
During 2015, 2014 and 2013, the fiscal year included 52 weeks and our fiscal year was composed of 13 four-week accounting periods and ended on the last Sunday in December. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks.
Seasonality has little effect on our operations.
Employees
As of January 24, 2016, we had approximately 1,784 hourly employees working in our company-operated restaurants. Additionally, we had approximately 83 employees involved in the management of our company-operated restaurants, comprised of restaurant managers, multi-unit managers and field management employees. We also had approximately 263 employees responsible for corporate administration, franchise services and business development.
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
In 2014, the Company purchased the recipes and formulas (the “formulas”) it uses in the preparation of many of its core menu items from Diversified Foods and Seasonings, L.L.C. (“Diversified”). The formulas were previously licensed to the Company.

International Operations
We continue to expand our international operations through franchising. As of December 27, 2015, we had 569 franchised international restaurants. During 2015, franchise revenues from these operations represented approximately 10.6% of our total franchise revenues. For each of 2015, 2014, and 2013, international revenues represented 5.9%, 5.7% and 6.4% of total revenues, respectively.
Insurance
We carry property, general liability, business interruption, crime, director's and officer’s liability, privacy and network liability, employment practices liability, environmental and workers’ compensation insurance policies, which we believe are customary for businesses of our size and type. Pursuant to the terms of their franchise agreements, our franchisees are also required to maintain certain types and levels of insurance coverage, including commercial general liability insurance, workers’ compensation insurance, special perils property and automobile insurance.
Competition
The foodservice industry, and particularly the QSR industry, is intensely competitive with respect to price, quality, name recognition, service and location. We compete against other QSRs, including chicken, hamburger, pizza, and sandwich restaurants, other purveyors of carry-out food and convenience dining establishments, including national restaurant and grocery chains. Many of our competitors possess substantially greater financial, marketing, personnel and other resources than we do.
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
We have franchise agreements related to the operation of restaurants located on various U.S. military bases which are with certain governmental agencies and are subject to renegotiation of profits or termination at the election of the U.S. government. During 2015, royalty revenues from these restaurants were approximately $2.2 million.
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
Available Information
We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, we make copies of these documents (except for exhibits) available to the public free of charge through our website at www.investor.popeyes.com or by contacting our Secretary at our principal offices, which are located at 400 Perimeter Center Terrace, Suite 1000, Atlanta, Georgia 30346, telephone number (404) 459-4450.

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
The QSR industry is intensely competitive with respect to price, quality, brand recognition, menu offerings, service and location. If we are unable to compete successfully against other foodservice providers, we could lose customers and our revenues may decline. We compete against other QSRs, including chicken, hamburger, pizza, and sandwich restaurants, other purveyors of carry out food, convenience dining establishments and other home meal replacement alternatives, including national restaurant and grocery store chains. Many of our competitors possess substantially greater financial, marketing, personnel and other resources than we do. There can be no assurance that consumers will continue to regard our products favorably, that we will be able to develop new products that appeal to consumer preferences, or that we will be able to continue to compete successfully in the QSR industry.
Adverse publicity related to food safety and quality could result in a loss of customers and reduce our revenues.
We and our franchisees are, from time to time, the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may harm our reputation or our franchisees’ reputation, regardless of whether the allegations are valid or not, whether we are found liable or not, or whether those concerns relate only to a single restaurant or a limited number of restaurants or many restaurants. We are also subject to potentially negative publicity from various sources, including television and social media sites, which are beyond the control of the Company. Additionally, some animal rights organizations have engaged in confrontational demonstrations at certain restaurant companies across the country. As a multi-unit restaurant company, we can be adversely affected by the publicity surrounding allegations involving illness, injury, or other food quality, health or operational concerns. Complaints, litigation or adverse publicity experienced by one or more of our franchisees could also adversely affect our business as a whole. If we have adverse publicity due to any of these concerns, we may lose customers and our revenues may decline.
If our franchisees are unable or unwilling to open a sufficient number of restaurants, our growth strategy could be at risk.
As of December 27, 2015, we franchised 1,900 restaurants domestically and 569 restaurants in Puerto Rico, Guam, the Cayman Islands and 27 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants. If our franchisees are unable to open a sufficient number of restaurants, our growth strategy could be significantly impaired.
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
Our operating results are dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants. How well our franchisees operate their restaurants and their desire to maintain their franchise relationship with us is outside of our direct control. In addition, economic conditions and the availability of credit may have an adverse impact on our franchisees. Any failure of these franchisees to operate their restaurants successfully or the loss of these franchisees could adversely impact our operating results. As of December 27, 2015, we had 360 franchisees operating restaurants within the Popeyes system and several preparing to become franchisee operators. The largest of our domestic franchisees operates 143 Popeyes restaurants; and the largest of our international franchisees operates 144 Popeyes restaurants. Typically, each of our international franchisees is responsible for the development of significantly more restaurants than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully or continue to maintain their franchise relationships with us.
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
Factors that may cause our results or same-store sales to fluctuate include the following:

•	the opening of new restaurants by us or our franchisees;

•	the closing of restaurants by us or our franchisees;

•	increases in the number of restaurant properties leased or sub-leased to franchisees under percentage rent arrangements;

•	volatility of gasoline prices;

•	increases in labor costs;

•	increases in the cost of commodities and paper products;

•	inclement weather patterns;

•	economic conditions generally, and in each of the markets in which we, or our franchisees, are located; and

•	the change in competitive factors.
Accordingly, results for any one period are not indicative of the results to be expected for any other period or for the full year, and same-store sales for any future period may decrease.
We are subject to government regulation, and our failure to comply with existing regulations or increased regulations could adversely affect our business and operating results.
We are subject to numerous federal, state, local and foreign government laws and regulations, including those relating to:

•	minimum wage, overtime, immigration, unions and other labor issues;

•	franchising and joint employer liability;

•	the preparation and sale of food;

•	employee healthcare legislation;

•	building and zoning requirements;

•	environmental protection;

•	information security and data protection;

•	compliance with the Americans with Disabilities Act; and

•	working and safety conditions.
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
The principal raw material for Popeyes is fresh chicken. Any material increase in the costs of fresh chicken could adversely affect our operating results. Our company-operated and franchised restaurants purchase fresh chicken from various suppliers who service us and our franchisees from various plant locations. These costs are significantly affected by increases in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability. Because our purchasing agreements for fresh chicken allow the prices that we pay for chicken to fluctuate, a rise in the prices of chicken products could expose us to cost increases. If we fail to anticipate and react to increasing food costs by adjusting our purchasing practices or increasing our sales prices, our cost of sales may increase and our operating results could be adversely affected.
Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.
We face currency, economic, political, and other risks associated with our international operations. As of December 27, 2015, we had 569 franchised restaurants in Puerto Rico, Guam, the Cayman Islands and 27 foreign countries. Business at these operations is conducted in the respective local currency. The amount owed to us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. We expect that our franchise revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.
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
Instances of food-borne illness or avian flu could adversely affect the price and availability of poultry and other foods. As a result, Popeyes restaurants could experience a significant increase in food costs if there are additional instances of avian flu or food-borne illnesses. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us. This negative publicity, as well as any other negative publicity concerning food products we serve, may reduce demand for our food and could result in a decrease in guest traffic to our restaurants and causing a decline in our sales.
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

Our credit facility may limit our ability to expand our business, and our ability to comply with the repayment requirements, covenants, tests and restrictions contained in the credit facility may be affected by events that are beyond our control.
The credit facility contains financial and other covenants, including covenants which require us to maintain various financial ratios, limit our ability to incur additional indebtedness, restrict the amount of capital expenditures that may be incurred, restrict the payment of cash dividends and limit the amount of debt which can be loaned to our franchisees or guaranteed on their behalf. This facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. The credit facility includes customary events of default, including, but not limited to, the failure to maintain the financial ratios described above, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. The restrictive covenants in our credit facility may limit our ability to expand our business, and our ability to comply with these provisions may be impacted by events beyond our control. A failure to comply with any of the financial and operating covenants included in the credit facility would result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time were we to default on the terms and conditions of the credit facility and the debt were accelerated by the facility’s lenders, such developments would have a material adverse impact on our financial condition and our liquidity.
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
The following table sets forth the locations by state of our Company-operated restaurants as of December 27, 2015:

	Land and Buildings Owned	Land and/or Buildings Leased	Total
Louisiana	5	20	25
Tennessee	2	8	10
Indiana	9	8	17
Mississippi	2	3	5
North Carolina	1	9	10
Arkansas	—	1	1
South Carolina	1	1	2
Total	20	50	70
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

The following table sets forth the locations by state of land and buildings which we lease or sublease to our franchisees as of December 27, 2015:

	Land and Buildings Owned	Land and/or Buildings Leased	Total
Texas	3	16	19
Georgia	—	16	16
California	9	4	13
Minnesota	9	4	13
Tennessee	1	3	4
Colorado	—	1	1
Pennsylvania	2	—	2
Total	24	44	68
Additionally, we had three properties subleased or available to sublease to unrelated third parties and one owned parcel of land.
We lease office space in a facility located in Atlanta, Georgia that is the headquarters for the Company. The lease for the office space expires on November 30, 2022. There are two five year renewal options which can be executed to extend the lease an additional 10 years at a market rate to be determined at the time of renewal.
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
Item 4.  MINE SAFETY DISCLOSURES
None.
PART II.
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock currently trades on the NASDAQ Global Market under the symbol “PLKI.”
The following table sets forth the high and low per share sales prices of our common stock, by quarter, for fiscal years 2015 and 2014.

	2015		2014
(Dollars per share)	High	Low	High	Low
First Quarter	$66.49	$53.01	$43.44	$36.44
Second Quarter	$60.75	$54.40	$46.12	$35.74
Third Quarter	$61.92	$50.57	$42.03	$38.67
Fourth Quarter	$59.41	$50.93	$56.74	$41.03
Share Repurchases
During 2015, we repurchased and retired 1,084,478 shares of common stock for approximately $62.0 million. During 2014, we repurchased and retired 891,931 shares of common stock for approximately $40.0 million. During 2013, we repurchased and retired 504,295 shares of common stock for approximately $19.9 million.

During the fourth quarter of 2015, we repurchased 300,851 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 11 (10/05/15 to 11/01/15)	175,632	$56.91	175,632	$45,012,823
Period 12 (11/02/15 to 11/29/15)	75,216	$54.19	75,216	$195,924,347
Period 13 (11/30/15 to 12/27/15)	50,003	$57.92	50,003	$193,028,046
Total	300,851	$56.40	300,851	$193,028,046

On November 3, 2015, the Board of Directors canceled the remaining balance of the existing share repurchase authorization and replaced it with a new $200 million open-ended stock repurchase authorization. See Note 12 to our Consolidated Financial Statements included in this Form 10-K.

Shareholders of Record
As of January 25, 2016, we had 132 shareholders of record of our common stock.
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

Stock Performance Graph
The following stock performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the S&P 1500 Restaurants Index (the “peer group index”). Stock performance is compared for the five fiscal year period ended December 27, 2015. The cumulative total return computations set forth in the performance graph assume the investment in the Company’s common stock and in each index was $100 at the end of fiscal 2010, and, with respect to the indices, that all dividends were reinvested.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Popeyes Louisiana Kitchen, Inc.
S&P 500 Index
S&P 1500 Restaurants Index
12/26/2010
12/25/2011
12/30/2012
12/29/2013
12/28/2014
12/27/2015

Comparison of Cumulative Five Year Total Return

Company Name / Index	12/26/2010	12/25/2011	12/30/2012	12/29/2013	12/28/2014	12/27/2015
Popeyes Louisiana Kitchen, Inc.	$ 100	$ 101	$ 174	$ 257	$ 380	$ 394
S&P 500 Index	$ 100	$ 101	$ 112	$ 147	$ 166	$ 164
S&P 1500 Restaurants Index	$ 100	$ 126	$ 124	$ 158	$ 165	$ 196

Item 6.  SELECTED FINANCIAL DATA
The following data was derived from our Consolidated Financial Statements. Such data should be read in conjunction with our Consolidated Financial Statements and the notes thereto and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 of this Annual Report.

(In millions, except per share data)	2015	2014	2013	2012	2011
Summary of Operations:
Revenues:(1)
Sales by company-operated restaurants(2)	$109.5	$97.2	$78.7	$64.0	$54.6
Franchise royalties and fees(3)	144.0	131.3	121.9	110.5	95.0
Rent from franchised restaurants(4)	5.5	7.1	5.4	4.3	4.2
Total revenues	259.0	235.6	206.0	178.8	153.8
Expenses:
Restaurant food, beverages and packaging	35.3	32.0	26.1	21.7	18.3
Restaurant employee, occupancy and other expenses	52.3	46.8	37.9	31.2	26.1
General and administrative expenses	84.3	78.9	73.4	67.6	61.3
Occupancy expenses - franchise restaurants	3.1	3.2	3.4	2.9	2.7
Depreciation and amortization	9.7	8.7	6.7	4.6	4.2
Other expenses (income), net(5)	—	1.2	0.3	(0.5)	0.5
Total expenses	184.7	170.8	147.8	127.5	113.1
Operating profit	74.3	64.8	58.2	51.3	40.7
Interest expense, net(6)	3.7	3.0	3.7	3.6	3.7
Income before income taxes	70.6	61.8	54.5	47.7	37.0
Income tax expense	26.5	23.8	20.4	17.3	12.8
Net income	$44.1	$38.0	$34.1	$30.4	$24.2

Earnings per common share, basic	$1.94	$1.63	$1.44	$1.27	$0.99
Earnings per common share, diluted	$1.91	$1.60	$1.41	$1.24	$0.97

Weighted average shares outstanding:
Basic	22.7	23.3	23.6	23.9	24.5
Diluted	23.1	23.8	24.1	24.5	25.0

Summary of cash flow data:
Share repurchases	$62.0	$40.0	$19.9	$15.2	$22.3

Year-end balance sheet data:
Total assets	$266.7	$260.3	$200.5	$172.4	$135.6
Total debt	112.6	109.9	67.2	72.8	64.0

(1)	Factors that impact the comparability of revenues for the years presented include:

(a)	The effects of restaurant openings, closings, unit conversions, franchisee sales and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

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

(2)
The comparability of sales by Company-operated restaurants are impacted by the five, thirteen, nine, five and two company restaurants openings in 2015, 2014, 2013, 2012 and 2011, respectively. The impact of new restaurant openings, net of closings, was $12.4 million in 2015 compared to 2014, $15.3 million in 2014 compared to 2013, $14.9 million in 2013 compared to 2012, and $5.5 million in 2012 compared to 2011.

(3)	Factors that impact franchise royalties and fees include:

(a)
Franchise revenues are principally composed of royalty payments from franchisees that are are generally 5% of franchise net restaurant sales. While franchise sales are not recorded as revenue by the Company, management believes they are important in understanding the Company’s financial performance because these sales are indicative of the Company’s health, given the Company’s strategic focus on growing its overall business through franchising. Total franchisee sales were $2.950 billion in 2015, $2.640 billion in 2014, $2.358 billion in 2013, $2.189 billion in 2012, and $1.932 billion in 2011.

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

(4)
Rent from franchised restaurants are composed of rents and percentage rents associated with properties leased or sub-leased to franchisees. Percentage rents earned from twenty-six restaurant properties converted and franchised in Minnesota and California increased rent from franchised restaurants $0.7 million in 2014 compared to 2013 and $1.9 million in 2013 compared to 2012. In 2014, the Company recognized $0.9 million in lease termination fees from the sale of four restaurants leased to franchisees. The assignment of leases to franchisees and lease terminations reduced rent from franchised restaurants by $0.6 million in 2015 compared to 2014 and $0.6 million 2013 compared to 2012.

(5)	Factors that impact the comparability of other expenses (income), net for the years presented include:

a.	The Company incurred $0.5 million and $2.0 million in executive transition expense in 2015 and 2014, respectively.

b.	In 2015, the Company recovered $0.4 million for claims filed pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program.

c.	The Company recognized a $0.8 million gain from the sale of four properties to franchisees in 2014.

d.
During 2012, other income includes a $0.3 million gain on the sale of real estate to a franchisee and the recognition of $0.5 million in deferred gains related to seven properties formerly leased to a franchisee.

e.	During 2011, the Company recognized a gain of $0.5 million on the sale of properties to a franchisee.

f.	The Company recognized $0.8 million in expense for the corporate support center relocation in 2011.

g.	During 2015, 2014, 2013, 2012, and 2011, net loss from disposals of fixed assets were approximately $0.1 million, $0.2 million, $0.4 million, $0.3 million, and $0.5 million, respectively.

(6)	Factors that impact the comparability of interest expense, net for the years presented include:

a.
During 2015, we expensed $2.7 million in interest expense on debt compared to $1.6 million in 2014. This increase was primarily due to a higher outstanding debt balance under the 2013 Revolving Credit Facility during 2015 and higher effective interest rates under our credit facility after consideration of the impacts from interest rate swap agreements.

b.
During 2014, we expensed $1.6 million in interest expense on debt compared to $2.4 million in 2013. This decrease was primarily due to the lower effective interest rate under the 2013 Revolving Credit Facility.

c.	During 2015 and 2014, we reclassified $0.2 million and $0.8 million, respectively, from accumulated other comprehensive income for derivative losses from terminated interest rate swap agreements.

d.
During 2013, we expensed $0.4 million in connection with the re-financing of our 2013 Credit Facility. See Note 9 to our Consolidated Financial Statements included in this Form 10-K for details on the 2013 Revolving Credit Facility.

Summary of System-Wide Data
The following table presents financial and operating data for the Popeyes restaurants we operate and those that we franchise. The data presented is unaudited. Data for franchised restaurants is derived from information provided by our franchisees. We present this data because it includes important operational measures relevant to the QSR industry.

	2015	2014	2013	2012	2011
Global system-wide sales increase (1)	11.8%	12.3%	8.2%	13.5%	6.6%
Company-operated restaurants same-store sales increase (decrease)	(0.4)%	5.7%	2.3%	5.3%	1.1%
Domestic franchised restaurants same-store sales increase	6.0%	6.4%	3.6%	7.5%	3.1%
Total domestic same-store sales increase	5.7%	6.3%	3.6%	7.5%	3.0%
International franchised restaurants same-store sales increase	7.0%	5.1%	4.7%	2.6%	3.3%
Total global same-store sales increase (2)	5.9%	6.2%	3.7%	6.9%	3.1%

Company-operated restaurants (all domestic)
Restaurants at beginning of year	65	53	45	40	38
New restaurant openings	5	13	9	5	2
Permanent closings	—	(1)	(1)	—	—
Restaurants at end of year	70	65	53	45	40

Franchised restaurants (domestic and international)
Restaurants at beginning of year	2,314	2,172	2,059	1,995	1,939
New restaurant openings	214	188	185	136	138
Permanent closings	(53)	(52)	(67)	(75)	(75)
Temporary (closings)/re-openings, net (3)	(6)	6	(5)	3	(7)
Restaurants at end of year	2,469	2,314	2,172	2,059	1,995
Total system restaurants	2,539	2,379	2,225	2,104	2,035

New franchised restaurant openings
Domestic	120	108	115	79	71
International	94	80	70	57	67
Total new franchised restaurant openings	214	188	185	136	138

Franchised restaurants
Domestic	1,900	1,805	1,716	1,634	1,587
International	569	509	456	425	408
Restaurants at end of year	2,469	2,314	2,172	2,059	1,995

(1)
Fiscal year 2012 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks. The 53rd week in 2012 contributed approximately 2.0% to global system-wide sales growth. Excluding the impact of the 53rd week in 2012, global system-wide sales growth in 2013 was approximately 9.9%.

(2)
New restaurants are included in the computation of same-store sales after they have been open 65 weeks. Unit conversions are included immediately upon conversion. Temporary closings are excluded from same store sales for the period they are closed. Changes in international same-store sales are reported on a constant dollar basis which reflects changes in international local currency sales.

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
Nature of Business
Popeyes develops, operates, and franchises quick-service restaurants under the trade names Popeyes® Louisiana Kitchen and Popeyes® Chicken & Biscuits (collectively “Popeyes”) in 48 states, the District of Columbia, Puerto Rico, Guam, the Cayman Islands, and 27 foreign countries. Popeyes has two reportable business segments: franchise operations and company-operated restaurants. Financial information concerning these business segments can be found at Note 20 to our Consolidated Financial Statements.
2015 Overview
We accomplished the following results in 2015 as a result of disciplined execution against our strategic plan:
Earnings:

•
Reported net income was $44.1 million, or $1.91 per diluted share, compared to $38.0 million, or $1.60 per diluted share, in 2014. Adjusted earnings per diluted share were $1.91 compared to $1.65 in 2014, representing an increase of 15.8%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

System Sales Performance:

•	Global system-wide sales increased approximately 11.8%, for a two-year compounded growth rate of over 25%.

•	Global same-store sales increased 5.9% in 2015, compared to a 6.2% increase last year, for a two-year compounded growth rate of 12.5%.

•
Total domestic same-store sales increased 5.7%, compared to 6.3% last year. For seven consecutive years, our domestic same-store sales have outpaced the Chicken-Quick Service Restaurant and the Quick Service Restaurant categories, according to independent data. This positive sales growth reflects Popeyes continued menu innovation, supported by expanded advertising and strengthened restaurant execution, which has led to an increase in Popeyes market share of the Chicken-Quick Service Restaurant category to 25.5% for 2015 from 23.2% in 2014.

•
International same-store sales increased 7.0%, compared to 5.1% last year, primarily due to sales in Turkey, Canada and our Latin America region. This marks the the ninth consecutive year of positive international same-store sales growth.

Openings:

•
The Popeyes system opened 219 restaurants, which included 125 domestic and 94 international restaurants, compared to 201 last year. Included in the domestic openings were five Company-operated restaurants. The Popeyes system opened more new restaurants in fiscal 2015 than in any single year in the last 17 years.

•	Net openings were 166 compared to 148 net restaurant openings in 2014. This represents approximately 7% net unit growth.
Key Financial Metrics:

•	Total revenues increased approximately 9.9% to $259.0 million in 2015, from $235.6 million in 2014.

•	Company-operated restaurant operating profit was $21.9 million, or 20.0% of sales, compared to $18.4 million, or 18.9% of sales in 2014.

•
Operating EBITDA of $84.0 million was 32.4% of total revenues, compared to $74.7 million, at 31.7% of total revenues in 2014, a 12.4% increase. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Free cash flow was $58.6 million, compared to $48.0 million in 2014. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	The Company repurchased 1,084,478 shares of its common stock for approximately $62.0 million.

2016 Operating and Financial Outlook

Fiscal 2016 will be a year of investment in Popeyes’ future, a year designed to drive our growth over the next seven to ten years.
The Louisiana Heritage and Passionate Team strategic pillars will be resourced from the Company’s existing general and administrative expenses. In 2016, we will invest in Routine Excellence and ONE Technology - a significant pillar and critical enabler of our long-term success. Incremental general and administrative expense of approximately $2 million in 2016 will fund:

1.	Additional field operations team members to implement a doubling of visits to each domestic restaurant for the purpose of coaching continuous improvement; and

2.	A project to scope the ONE Technology initiative with an industry leading IT consulting firm and a new CIO to define our go-forward technology platform.
Globally, in 2016, the Company expects:

•	Same-store sales growth in the range of 2.0% to 3.0%.

•	New restaurant openings in the range of 200 to 235, including approximately 85 to 100 internationally and three to five new Company-operated restaurants.

•	Net new restaurant openings in the range of 140 to 185, for a net unit growth rate of approximately 6% to 7%.

•	General and administrative expenses to be approximately 2.9% to 3.0% of system-wide sales, maintaining a rate that supports long-term growth and remaining one of the most efficient in the industry.

•	Capital expenditures to be in the range of $10 million to $15 million, including approximately $10 million for Company-operated restaurant development.

•
Adjusted earnings per diluted share in the range of $2.10 to $2.15. A growth of approximately 10% to 13%, reflecting the incremental investments in the Routine Excellence strategy and our ONE Technology initiative.

•
Share repurchases of $80 million to $120 million in outstanding shares, compared to $62 million in 2015 with $60 million purchased from operating cash flows and up to $60 million from additional borrowings.

•	Effective income tax rate in 2016 to be approximately 38%, compared to 37.5% in 2015.
Long-Term Guidance
 Consistent with previous guidance the Company believes the execution of its new Strategic Roadmap will deliver the following results on an average annualized basis:

•	Same-store sales growth of 2% to 4%;

•	Net unit growth of 5% to 7%; and

•	Earnings per diluted share growth of 13% to 15%.

After investment in our strategic initiatives, we plan to utilize excess cash flow and borrowing capacity to repurchase shares of our common stock. We expect to increase our consolidated total leverage ratio from the current 1.2 to a range of 2.5 to 3.5.

Factors Affecting Comparability of Consolidated Results of Operations: 2015, 2014, and 2013
For 2015, 2014, and 2013, the following items and events affect comparability of reported operating results:

•	During 2015, 2014, and 2013, the Company opened five, thirteen, and nine company-operated restaurants, respectively.

•
Franchise royalties and fees were negatively impacted by changes in foreign exchange rates by $1.4 million, $0.4 million and $0.2 million in 2015, 2014 and 2013 respectively.  These amounts are derived by translating current year results at prior year average exchange rates.

•
In 2014, the Company recognized $0.9 million in lease termination fees and $1.0 million in net gain on the sale of assets associated with the sale of real estate to franchisees. In 2015 and 2013, net gain on the sale of assets associated with the sale of real estate to franchisees was $0.2 million and $0.1 million, respectively.

•	The Company realized $0.5 million and $2.0 million in executive transition expenses during 2015 and 2014, respectively.

•
In 2012, the Company completed an acquisition of twenty-seven restaurants in Minnesota and California. The restaurants were in the trade image of another quick service restaurant concept. Twenty-six of the acquired restaurants were converted into the Popeyes Louisiana Kitchen image and leased to Popeyes franchisees to operate under our standard franchise agreement. The remaining restaurant property was sold in 2013. Non-recurring franchise fees associated with twenty-four conversions completed in 2013 were $5.5 million. These franchise revenues, net of non-recurring occupancy and other expenses, contributed approximately $0.12 to adjusted earnings per share in 2013.

Comparisons of Fiscal Years 2015 and 2014
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $109.5 million in 2015, a $12.3 million increase from 2014. The increase was primarily due to new restaurant openings in 2015 and 2014, partially offset by negative same store sales.
Company-operated restaurant same-store sales decreased 0.4%, compared to a 5.7% increase in 2014. The Company expects that in the near-term, same-store sales in its new Company-operated markets of both Indianapolis and Charlotte will be negatively impacted as new restaurants are developed in those emerging markets and rollover high first year sales volumes. The negative same-store sales in the Indianapolis and Charlotte markets were partially off-set by a same-store sales increase of over 6% in our heritage markets, New Orleans and Memphis.
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
Franchise revenues were $144.0 million in 2015, a $12.7 million increase from 2014. The increase was primarily due to a $15.0 million increase in royalties resulting from an increase in franchise same-store sales of 6.1% during 2015 and new franchised restaurants, offset in part by the negative impacts of weakening foreign currencies against the US dollar of approximately $1.4 million and a $0.9 million decrease in renewal and transfer fees.
Rent from Franchised Restaurants
Rent from franchised restaurants was $5.5 million in 2015, a $1.6 million decrease from 2014. The decrease was primarily due to $0.9 million in lease termination fees from properties sold to franchisee operators in 2014, $0.6 million in lower rental revenue from nine properties sold or leases assigned to franchisee operators in 2014 and 2015, and $0.1 million in lower percentage rents.
Company-Operated Restaurant Operating Profit
Company-operated restaurant operating profit was $21.9 million in 2015 compared to $18.4 million in 2014. The $3.5 million increase in company-operated restaurant operating profit was primarily due to an increase in sales of $12.4 million from net openings in 2015 and 2014. Company-operated restaurant operating profit margin was 20.0% of sales in 2015 compared to 18.9% of sales in 2014. The higher restaurant operating profit margin was primarily due to improved labor controls and management of food, beverages and packaging, partially offset by higher occupancy expenses. Higher poultry and grocery basket costs were offset by targeted pricing increases. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
General and Administrative Expenses
General and administrative expenses were $84.3 million in 2015, a $5.4 million increase from 2014. This increase was primarily attributable to:

•	$3.6 million increase in personnel expenses in the corporate support center primarily related to people services, information technology, development and product engineering and supply chain;

•	$1.4 million increase in incentive based compensation expense;

•	$1.0 million increase in brand-building media investments in international markets; and

•	$1.2 million increase in expenses supporting our strategic road map initiatives and other general and administration expenses, net.

partially offset by:

•	$1.4 million lower royalty expense under the old royalty and supply agreement with Diversified; and

•	$0.4 million decrease in Company-operated restaurants pre-opening expenses.
General and administrative expenses remain among the most efficient in the industry at approximately 2.8% and 2.9% of system wide sales during 2015 and 2014, respectively.
Depreciation and Amortization
Depreciation and amortization was $9.7 million compared to $8.7 million last year. The increase in depreciation and amortization is primarily attributable to depreciation associated with new Company-operated restaurants.
Other Expenses (Income), Net
Other expenses net of other income was not significant in 2015 compared to other expenses, net of $1.2 million in 2014. In 2015, other income included $0.4 million in a settlement of claims and $0.2 million in gain on sales of assets, net, off-set by executive transition expenses of $0.5 million and $0.1 million loss on disposals of property and equipment. In 2014, other expense included $0.2 million in loss on disposals of property and equipment and $2.0 million in expenses related to executive transition expenses, offset by $1.0 million in net gain on sale of assets, net.
See Note 16 to our Consolidated Financial Statements included in this Form 10-K for a description of Other expenses (income), net for 2015 and 2014.
Operating Profit
Operating profit in 2015 was $74.3 million, a $9.5 million increase compared to 2014. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

(Dollars in millions)	2015	2014	Increase(Decrease)	As a Percent
Franchise operations	$67.6	$62.2	$5.4	8.7%
Company-operated restaurants	16.4	12.5	3.9	31.2%
Operating profit before unallocated expenses	84.0	74.7	9.3	12.4%
Less unallocated expenses:
Depreciation and amortization	9.7	8.7	1.0	11.5%
Other expenses (income), net	—	1.2	(1.2)	(100.0)%
Total	$74.3	$64.8	$9.5	14.7%
The $5.4 million growth in franchise operations was primarily due to the $12.7 million increase in franchise revenue partially offset by lower rent from franchised restaurants and increases in general and administrative expenses related to the corporate support center, international media investments and strategic road map initiatives.
Company-operated restaurants segment operating profit was $16.4 million, a $3.9 million or 31.2% increase from 2014. The increase in segment operating profit was primarily due to a $3.5 million increase in Company-operated restaurant operating profit and a $0.4 million decrease in pre-opening expenses of Company-operated restaurants due to lower openings in 2015.
Interest Expense, Net
Interest expense, net was $3.7 million in 2015, a $0.7 million increase from 2014. This increase was primarily due to a higher outstanding debt balance under the 2013 Revolving Credit Facility during 2015 and higher effective interest rates under our credit facility after consideration of the impacts from interest rate swap agreements.
Income Tax Expense

Income tax expense was $26.5 million, yielding an effective tax rate of 37.5%, compared to an effective tax rate of 38.5% in 2014. The lower effective tax rate in 2015 is primarily due to a $0.5 million out-of-period adjustment to its deferred tax liability associated with its indefinite lived intangible assets in 2014. The effective rates differ from statutory rates due to adjustments in estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes. See Note 18 to our Consolidated Financial Statements included in this Form 10-K for the reconciliation of the statutory rates to the Company's effective tax rates.
Comparisons of Fiscal Years 2014 and 2013
Sales by Company-Operated Restaurants
Sales by company-operated restaurants were $97.2 million in 2014, a $18.5 million increase from 2013. The increase was primarily due to new restaurant openings in 2014 and 2013 and an increase in same-store sales of 5.7%.
Franchise Royalties and Fees
Franchise revenues were $131.3 million in 2014, a $9.4 million increase from 2013. The increase was primarily due to a $13.0 million increase in royalties, resulting from an increase in franchise same-store sales of 6.2% during 2014 and new franchised restaurants, and a $1.9 million increase in transfer fees and other franchise revenues, net, partially offset by a $5.5 million decrease from 2013 one-time franchise fees associated with the conversion and franchising of California and Minnesota restaurant properties acquired in 2012.
Rent from Franchised Restaurants
Rent from franchised restaurants was $7.1 million in 2014, a $1.7 million increase from 2013. The increase was primarily due to $0.9 million in lease termination fees from properties sold to franchise operators and $0.7 million in rents from twenty-six restaurant properties converted and leased to franchisees in Minnesota and California under percentage rent arrangements partially offset by lower rents from properties sold or leases assigned to franchisee operators.
Company-Operated Restaurant Operating Profit
Company-operated restaurant operating profit was $18.4 million in 2014 compared to $14.7 million in 2013. The $3.7 million increase in Company-operated restaurant operating profit was primarily due to an increase in same-store sales of 5.7% and new restaurant openings in 2014 and 2013. Company-operated restaurant operating profit margin was 18.9% of sales in 2014 compared to 18.7% of sales in 2013. The higher restaurant operating profit margin was primarily due to overall lower food and commodity prices and labor efficiencies partially offset by lower beverage rebates and an increase in rent, insurance, taxes, and other occupancy expenses. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
Occupancy Expenses - Franchised Restaurants
Occupancy expenses - franchised restaurants was $3.2 million in 2014, a $0.2 million decrease from 2013. The decrease was primarily due to lower occupancy expenses associated with the 26 restaurant properties converted and leased to franchisees in Minnesota and California under percentage rent arrangements and lower occupancy expenses from properties sold or leases assigned to franchise operators.
General and Administrative Expenses
General and administrative expenses were $78.9 million in 2014, a $5.5 million increase from 2013. This increase was primarily attributable to:

•	$2.9 million increase in personnel expenses in the corporate support center primarily related to incentive compensation and marketing;

•	$1.7 million increase in multi-unit management expenses in new Company-operated restaurant markets in our new Indianapolis and Charlotte markets;

•	$1.1 million increase in domestic franchise restaurant support services;

•	$0.7 million decrease in provision for credit recoveries;

•	$0.5 million increase in domestic new restaurant development expenses; and

•	$0.6 million increase in leadership development training and field training expenses;

partially offset by:

•
$1.7 million lower royalty expense under the old royalty and supply agreement with Diversified. The Company reinvested approximately $1.1 million of this savings into the initiatives supporting its Develop Servant Leaders strategy; and

•	$1.4 million lower information technology outsourcing fees, other professional fees and other general and administrative expenses, net.
General and administrative expenses remain among the most efficient in the industry at approximately 2.9% and 3.0% of system-wide sales during 2014 and 2013, respectively.
Depreciation and Amortization
Depreciation and amortization was $8.7 million in 2014 compared to $6.7 million in 2013. The increase in depreciation and amortization is primarily attributable to depreciation associated with new Company-operated restaurants, restaurant reimages, acquired restaurant properties converted and leased to franchisees in Minnesota and California, information technology assets and our corporate support center facility.
Other Expenses (Income), Net
Other expense was $1.2 million in expense in 2014 compared to other income of $0.3 million in 2013. In 2014, other expense included $0.2 million in loss on disposals of property and equipment and $2.0 million in expenses related to executive transition expenses, offset by $1.0 million in net gain on sales of assets. In 2013, other income includes a $0.4 million in loss on disposals of property and equipment offset by $0.1 million in net gain on sales of assets.
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

(Dollars in millions)	2014	2013	Increase(Decrease)	As a Percent
Franchise operations	$62.2	$54.7	$7.5	13.7%
Company-operated restaurants	12.5	10.5	2.0	19.0%
Operating profit before unallocated expenses	74.7	65.2	9.5	14.6%
Less unallocated expenses:
Depreciation and amortization	8.7	6.7	2.0	29.9%
Other expenses (income), net	1.2	0.3	0.9	300.0%
Total	$64.8	$58.2	$6.6	11.3%
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
Based primarily upon our generation of cash flows from operations, coupled with its existing cash reserves of $9.1 million and $25.9 million available borrowings under its credit facility as of December 27, 2015, the Company believes that it will have adequate cash flow (primarily from operating cash flows) to meet its anticipated future requirements for working capital, various contractual obligations and expected capital expenditures for 2016. Furthermore, the Company's new credit facility discussed below will provide additional resources to meet commitments.
Our franchise model provides strong, diverse and reliable cash flows. Net cash provided by operating activities of the Company was $62.7 million and $59.6 million for 2015 and 2014, respectively. The $3.1 million increase in cash flows from operating activities was primarily due to a $9.3 million increase in Operating EBITDA, a $1.4 million increase in stock-based compensation, and $0.6 million in changes to other operating activities, net, partially offset by a $5.0 million increase in excess tax benefits from stock-based compensation and a $3.2 million increase in tax payments related to restricted stock award vestings. See our Company’s Consolidated Statements of Cash Flows in our Consolidated Financial Statements included in this Form 10-K.
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
Our capital expenditures consist primarily of new restaurant construction, equipment replacements, re-imaging activities associated with Company-operated restaurants, investments in information technology and other capital assets. Capital expenditures related to re-imaging activities consist of significant renovations, upgrades and improvements, which on a per restaurant basis typically cost between $0.1 million and $0.2 million. Capital expenditures associated with new freestanding restaurant construction typically cost, on a per restaurant basis, between $1.0 million and $1.5 million.
Net cash used in investing activities was $12.6 million and $68.3 million in 2015 and 2014, respectively. The $55.7 million decrease in cash used in investing activities was primarily due to the purchase of the the recipes and formulas from Diversified for $41.8 million during 2014, a $15.0 decrease in investments in capital expenditures due to a decrease in Company-operated restaurant openings and a $1.1 million decrease in proceeds from dispositions of property and equipment in 2015 compared to 2014.
The table below summarizes our capital expenditures for fiscal years 2015, 2014, and 2013:

(Dollars in millions)	2015	2014	2013
Construction of new Company-operated restaurants	$10.9	$20.9	$15.5
Acquisition and conversion of restaurants in California and Minnesota	—	2.9	13.6
Reimaging activities at Company-operated restaurants	—	0.6	1.7
Information technology hardware and software	0.4	0.8	0.4
Construction of the new corporate office	—	1.3	—
General and administrative assets	0.6	0.3	0.3
Other capital assets(1)	0.9	1.0	1.3
Total capital expenditures	$12.8	$27.8	$32.8

(1) Maintain, replace and extend the lives of Company-operated restaurant equipment and facilities.
During 2015, 2014 and 2013, we repurchased and retired 1,084,478 shares, 891,931 shares and 504,295 shares of common stock for $62.0 million, $40.0 million and $19.9 million, respectively. The remaining dollar amount of shares that may be repurchased under the program is $193 million. See Note 12 to our Consolidated Financial Statements included in this Form 10-K.

See Operating and Financial Outlook for 2016 for a discussion of expected capital expenditures and share repurchases during 2016.
Net cash used by financing activities was $49.4 million in 2015 compared to $7.5 million net cash provided by financing activities in 2014. The $56.9 million increase in cash used by financing activities was primarily due to a $40.0 million decrease in net borrowing under its 2013 Revolving Credit Facility and a $22.0 million increase in share repurchases in 2015 compared to 2014 partially offset by a $5.0 million increase in excess tax benefits from share-based payment arrangements.
At December 27, 2015 the Company was compliant with all debt covenant requirements.
Outstanding balances under our 2013 Revolving Credit Facility accrued interest at a margin of 125 to 250 basis points over the London Interbank Offered Rate (“LIBOR”) or other alternative indices plus an applicable margin as specified in the facility. The commitment fee on the unused balance under the facility ranges from 15 to 40 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the Consolidated Total Leverage Ratio. As of December 27, 2015 and December 28, 2014, the Company’s weighted average interest rates for all outstanding indebtedness under its credit facilities were 1.9% and 1.7% respectively. The Company had $25.9 million available for short-term borrowings and letters of credit under its credit facility as of December 27, 2015.
The Company uses interest rate swap agreements to fix the interest rate exposure on a portion of its outstanding revolving debt. On December 16, 2014 and June 15, 2015 the Company entered into interest rate swap contracts effective January 5, 2015 and July 6, 2015, respectively. The Company’s interest rate swap contracts limit the interest rate exposure on $85 million of floating rate debt borrowed under its 2013 Revolving Credit Facility to a fixed rate of 2.70%. The swap agreements are scheduled to expire January 5, 2018.
On January 22, 2016, the Company refinanced its existing 2013 Revolving Credit Facility with a new five year $250.0 million revolving credit facility (“2016 Revolving Credit Facility”).
Key terms in the 2016 Revolving Credit Facility include the following:

•	The Company must maintain a Consolidated Total Leverage Ratio of < 4.00 to 1.0.

•	The Company must maintain a Consolidated Minimum Fixed Charge Coverage Ratio of > 1.25 to 1.0.

•	The Company may repurchase and retire its common shares at any time the Consolidated Total Leverage Ratio is less than 3.50 to 1.0.

•
Borrowings under the facility will bear interest based upon the LIBOR Rate or the Base Rate (each as defined in the new facility) plus an applicable margin based on the Company’s Total Leverage Ratio (as defined in the facility). The borrowings currently bear interest at the LIBOR Rate plus 1.50%, the same as in the prior facility. The Company will pay (quarterly in arrears) an annual commitment fee based on its Total Leverage Ratio on the unused portions of the new facility.

•
The Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the facility.

•	The Company can request incremental revolving credit commitments up to an additional $150 million.

•	No principal payments will be due until the maturity date January 22, 2021.
See Note 9 and Note 22 to our Consolidated Financial Statements included in this Form 10-K for a description of the 2013 Revolving Credit Facility and 2016 Revolving Credit Facility, respectively.
Consolidated Total Leverage Ratio, as defined in the 2016 Revolving Credit Facility, is the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of indebtedness of the Company. The Company's Consolidated Total Leverage Ratio was 1.2 and 1.4 for as of December 27, 2015 and December 28, 2014, respectively. Consolidated Total Leverage Ratio, Consolidated Total Indebtedness, and Consolidated EBITDA are supplemental non-GAAP financial measures. See the heading “Management’s Use of Non-GAAP Financial Measures.”
Consolidated Minimum Fixed Charge Coverage Ratio, as defined in the 2016 Revolving Credit Facility, is the ratio of the company’s Consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization, and rent) less provisions for current taxes less Consolidated Maintenance Capital Expenditures to Consolidated Fixed Charges. Consolidated Fixed Charges is defined as the sum of aggregate amounts of scheduled principal payments made during such period on Indebtedness, including Capital Lease Obligations, Consolidated Cash Interest, and Consolidated Rental Expense.

Contractual Obligations
The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 27, 2015:

(In millions)	2016	2017	2018	2019	2020	There-after	Total
Long-term debt, excluding capital leases(1)	$0.3	$0.3	$109.4	$0.4	$—	$—	$110.4
Interest on long-term debt, excluding capital leases(1)	2.2	2.1	2.0	—	—	—	6.3
Leases(2)	7.8	7.7	7.4	7.3	7.3	119.1	156.6
Information technology outsourcing(3)	0.7	—	—	—	—	—	0.7
Business process services(3)	1.4	1.4	0.4	—	—	—	3.2
Total(4)	$12.4	$11.5	$119.2	$7.7	$7.3	$119.1	$277.2

(1)
For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 27, 2015. See Note 9 to our Consolidated Financial Statements included in this Form 10-K for information concerning the terms of our 2013 Credit Facility.

(2)
Of the $156.6 million of minimum lease payments, $151.0 million of those payments relate to operating leases and the remaining $5.6 million of payments relate to capital leases. See Note 10 to our Consolidated Financial Statements included in this Form 10-K.

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
Impairment of Long-Lived Assets.  We evaluate property and equipment for impairment during the fourth quarter of each year or when circumstances arise indicating that a particular asset may be impaired. For property and equipment at company-operated restaurants, we perform our annual impairment evaluation on an individual restaurant basis. We evaluate restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment. We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows for the expected remaining useful life of the unit, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the restaurant and actual results at comparable restaurants. The carrying values of restaurant assets that are not considered recoverable are written down to their estimated fair market value, which we generally measure by discounting estimated future cash flows. We performed our annual evaluation of property and equipment during the fourth quarter 2015 and determined that no impairment was indicated.
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
During the fourth quarter of fiscal year 2015, we performed our annual assessment of recoverability of goodwill and indefinite lived assets and determined that no impairment was indicated. Our Company-operated restaurants segment has goodwill of $2.2 million as of the end of 2015. The assumptions used in determining fair value for this reporting unit are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. While our operating assumptions reflect what we believe are reasonable and achievable growth rates, failure to realize these growth rates could result in future impairment of the recorded goodwill. If we believe the risks inherent in the business increase, the resulting change in the discount rate could also result in future impairment of the recorded goodwill.
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
Allowances for Accounts and Notes Receivable and Contingent Liabilities. We reserve a franchisee’s receivable balance based upon pre-defined aging criteria and upon the occurrence of other events that indicate that we may or may not collect the balance due. In the case of notes receivable, we perform this evaluation on a note-by-note basis, whereas this analysis is performed in the aggregate for accounts receivable. We provide for an allowance for uncollectible amounts based on such reviews.
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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We carried a valuation allowance on our deferred tax assets of $7.8 million at December 27, 2015 and $7.3 million at December 28, 2014, based on our view that it is more likely than not that we will not be able to take a tax benefit for certain state operating loss carryforwards which continue to expire.
The Company recognizes the benefit of positions taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) is recognized as a discrete item in the interim period in which the change occurs. At December 27, 2015, we had approximately $1.3 million of unrecognized tax benefits, $0.1 million of which, if recognized, would affect the effective tax rate. At December 27, 2015, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.
See Note 18 to the Consolidated Financial Statements included in this Form 10-K for a further discussion of our income taxes.
Stock-Based Compensation Expense The Company measures and recognizes stock-based compensation expense at fair value for all share-based payments, including stock options, restricted stock awards and restricted share units. The fair value of stock options with only service conditions are estimated using a Black-Scholes option-pricing model. The fair value of restricted stock awards with service and market conditions are valued utilizing a Monte Carlo simulation model. The fair value of stock-based compensation is amortized either on the graded vesting attribution method or on the cliff vesting attribution method depending on the specific award. The Company issues new shares for common stock upon exercise of stock options. Our option pricing models require various highly subjective and judgmental assumptions including risk-free interest rates, expected volatility of our stock price, expected forfeiture rates, expected dividend yield and expected term. If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Our specific weighted average assumptions used to estimate the fair value of stock-based employee compensation are set forth in Note 13 to the Consolidated Financial Statements included in this Form 10-K.
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

•
fiscal 2015 includes $0.4 million for recoveries under Deepwater Horizon Economic and Property Damages Settlement Program and $0.2 million net gain on the sale of assets offset by $0.5 million related to executive transition expenses and $0.1 million net loss on disposal of fixed assets;

•
fiscal 2014 includes $2.0 million related to executive transition expenses, $0.2 million on loss of disposals of property and equipment partially offset by $1.0 million in net gain on the sale of assets;

ii.
for fiscal 2014, $0.5 million in tax expense for an out-of-period adjustment to the Company's deferred tax liability associated with its indefinite lived intangible assets as discussed in Note 18 to the Condensed Consolidated Financial Statements; and

iii.	the tax effect of these adjustments at the effective statutory rates.
Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for fiscal years 2015 and 2014, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations:

(In millions, except per share data)	2015	2014
Net income	$44.1	$38.0
Other expense (income), net	—	1.2
Deferred tax liability adjustment	—	0.5
Tax effect	—	(0.5)
Adjusted net income	$44.1	$39.2
Adjusted earnings per diluted share	$1.91	$1.65
Weighted average diluted shares outstanding	23.1	23.8
Operating EBITDA: Calculation and Definition
The Company defines operating EBITDA as “earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net.” The following table reconciles on a historical basis for the fiscal years 2015 and 2014 the Company’s operating EBITDA on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure. Operating EBITDA margin is defined as operating EBITDA divided by total revenues.

(Dollars in millions)	2015	2014
Net income	$44.1	$38.0
Interest expense, net	3.7	3.0
Income tax expense	26.5	23.8
Depreciation and amortization	9.7	8.7
Other expenses (income), net	—	1.2
Operating EBITDA	$84.0	$74.7
Total revenues	$259.0	$235.6
Operating EBITDA margin	32.4%	31.7%
Company-operated Restaurant Operating Profit: Calculation and Definition
The Company defines Company-operated restaurant operating profit as sales by Company-operated restaurants minus restaurant food, beverages and packaging minus restaurant employee, occupancy and other expenses. The following table reconciles on a historical basis for fiscal years 2015, 2014 and 2013, Company-operated restaurant operating profit to the line item on its consolidated statement of operations entitled sales by Company-operated restaurants, which the Company believes is the most directly comparable GAAP measure. Company-operated restaurant operating profit margin is defined as Company-operated restaurant operating profit divided by sales by Company-operated restaurants.

(Dollars in millions)	2015	2014	2013
Sales by company-operated restaurants	$109.5	$97.2	$78.7
Restaurant food, beverages and packaging	(35.3)	(32.0)	(26.1)
Restaurant employee, occupancy and other expenses	(52.3)	(46.8)	(37.9)
Company-operated restaurant operating profit	$21.9	$18.4	$14.7
Company-operated restaurant operating profit margin	20.0%	18.9%	18.7%
Free Cash Flow: Calculation and Definition
The Company defines free cash flow as net income plus depreciation and amortization plus stock-based compensation expense minus maintenance capital expenditures which includes: for fiscal 2015, $0.4 million of information technology hardware and software and $1.5 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant and corporate facilities and equipment, and for fiscal 2014, $0.6 million in Company-operated restaurant reimages, $0.8 million of information technology hardware and software and $2.6 million in other capital assets to maintain, replace and extend the lives of company-operated restaurant and corporate facilities and equipment. In 2015, maintenance capital expenditures exclude $10.9 million for the construction of new company-operated restaurants. In 2014, maintenance capital expenditures exclude $20.9 million for the construction of new company-operated restaurants and $2.9 million related to the acquired restaurants in Minnesota and California.
The following table reconciles on a historical basis for fiscal years 2015 and 2014, the Company’s free cash flow on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations.

(Dollars in millions)	2015	2014
Net income	$44.1	$38.0
Depreciation and amortization	9.7	8.7
Stock-based compensation expense	6.7	5.3
Maintenance capital expenditures	(1.9)	(4.0)
Free cash flow	$58.6	$48.0

Consolidated Total Leverage Ratio: Calculation and Definition
The Company calculates Consolidated Total Leverage Ratio, in accordance with its revolving credit facility, as the ratio of Consolidated Total Indebtedness divided by Consolidated EBITDA. Consolidated Total Indebtedness is generally defined as total indebtedness reflected on our balance sheet plus outstanding letters of credit. Consolidated EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization, other expenses (income), net, and stock-based compensation expense for the four immediately preceding fiscal quarters.
Set forth below is the calculation of Consolidated Total Leverage Ratio as of December 27, 2015 and December 28, 2014 and the reconciliations of Consolidated Total Indebtedness and Consolidated EBITDA to their most comparable GAAP measures: current debt maturities and long-term debt, for Consolidated Indebtedness, and net income, for Consolidated EBITDA.

	52 weeks ended
(Dollars in millions)	12/27/2015	12/28/2014
Current debt maturities	$0.3	$0.3
Long-term debt	112.3	109.6
Total indebtedness	112.6	109.9
Plus: outstanding letters of credit	0.1	0.1
Consolidated Total Indebtedness	$112.7	$110.0

Net income	$44.1	$38.0
Interest expense, net	3.7	3.0
Income tax expense	26.5	23.8
Depreciation and amortization	9.7	8.7
Other expenses (income), net	—	1.2
Stock-based compensation expense	6.7	5.3
Consolidated EBITDA	$90.7	$80.0

Consolidated Total Leverage Ratio	1.2	1.4

Forward-Looking Statements
Forward-Looking Statement: Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this Annual Report on Form 10-K include discussions regarding the Company’s planned implementation of its strategic plan, expectations regarding future growth, planned share repurchases, projections and expectations regarding same-store sales for fiscal 2016 and beyond, expected capital expenditures, guidance for new restaurant openings and closures, effective income tax rate, and the Company’s anticipated 2016 and long-term performance, including projections regarding general and administrative expenses, net earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our credit facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our credit facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, the reliability of our information technology systems and network security, effects of volatile gasoline prices, supply and delivery shortages or interruptions, cyber security risks, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in this Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.
Commodity Market Risk.  We are exposed to market risk from changes in poultry and other commodity prices. Chicken is the principal raw material for our Popeyes operations, constituting approximately 45% of our combined “Restaurant food, beverages and packaging” costs. These costs are significantly affected by fluctuations in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability, and greater international demand for domestic chicken products. We are affected by fluctuations in the cost of other commodities including shortening, wheat, gas and utility price fluctuations. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes are “cost-plus” contracts that utilize prices based upon the cost of certain feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. enters into commodity pricing agreements for certain commodities including corn, soy, and wheat which impact the price of poultry and other food costs.
Foreign Currency Exchange Rate Risk.  We are exposed to foreign currency exchange risk from the potential changes in foreign currency rates that directly impact our royalty revenues and cash flows from our international franchise operations. In 2015, franchise revenues from these foreign currency based operations represented approximately 7.0% of our total franchise revenues. For each of 2015, 2014, and 2013, foreign-sourced revenues represented approximately 4.7%, 4.7% and 4.6%, of our total revenues, respectively. All other things being equal, for the fiscal year ended December 27, 2015, operating profit would have decreased by approximately $1.0 million if all foreign currencies had uniformly weakened 10% relative to the U.S. Dollar.
As of December 27, 2015, approximately $1.5 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 27 foreign countries with approximately 50% or our revenues from international royalties originating from restaurants in South Korea, Canada and Turkey.
Interest Rate Risk.  Our net exposure to interest rate risk consists of our borrowings under our 2013 Credit Facility, as amended and restated. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating interest rates. As of December 27, 2015, the balances outstanding under our 2013 Credit Facility, totaled $109.0 million . The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2013 Credit Facility would be approximately $0.2 million after the effects of its interest rate swap agreement.
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements can be found beginning on Page 43 of this Annual Report, and the relevant portions of those statements and the accompanying notes are hereby incorporated by reference into this Item 8.

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
(b)  Our Evaluation of the Company’s Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 27, 2015, as required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).
Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2015 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management concluded that as of December 27, 2015, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers, LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 27, 2015. This report can be found on Page 42 of this Annual Report.
(d)  Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2015, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.  OTHER INFORMATION
None.

PART III.
Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 will be included in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.
The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position
Cheryl A. Bachelder	59	Chief Executive Officer
William P. Matt	55	Chief Financial Officer
John K. Merkin	50	Chief Operating Officer - U.S.
Richard H. Lynch	61	Chief Brand Experience Officer
Harold M. Cohen	52	Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary
Andrew Skehan	55	Chief Operating Officer-International
Lynne Zappone	53	Chief People Experience Officer
Alice LeBlanc	59	Chief Global Quality, Product Engineering and Supply Chain Officer
Cheryl A. Bachelder, age 59, has served as our Chief Executive Officer since November 2007. She has served as a member of the Board of Directors since November 2006. Ms. Bachelder also serves on the Procter & Gamble APFI Advisory Board, since 2009, as well as the Board of Directors for Pier 1 Imports, since November 2012. She also served on the True Value Corporation Board of Directors from 2006 – 2013, and the National Restaurant Association Board from May 2009 – December 2012. Ms. Bachelder served as the President and Chief Concept Officer of KFC Corporation in Louisville, Kentucky from January 2001 to September 2003.
William P. Matt, age 55, has served as our Chief Financial Officer since August 2014. From January 2013 until July of 2014 Mr. Matt served as the Chief Operating Officer of La Senza Global, a division of L Brands, Inc. From May 2008 to December 2012, Mr. Matt served as the Chief Administrative Officer of Victoria Secret Direct, a division of Limited Brands International. From January 2004 to April 2008, Mr. Matt served as the Chief Financial Officer of Victoria Secret Direct. From July 2000 to December 2003, Mr. Matt served as the Chief Financial Officer of L Brands Real Estate and Store Design and Construction group. Prior to working at L Brands, Mr. Matt spent ten years working at KFC Corporation.
John K. Merkin, age 50, has served as Chief Operating Officer since March 2015. Prior to joining Popeyes, Mr. Merkin worked at DineEquity, Inc./IHOP Restaurants as Senior Vice President, Operations and led franchise development and operations for the IHOP brand internationally. During his tenure at IHOP, Mr. Merkin was responsible for franchise services and operations consultation support for over 1,600 IHOP restaurants in the United States and international markets with over 350 franchisees. From 1986 to 2009, Mr. Merkin held various positions with Intercontinental Hotels Group (IHG), where he primarily supported the Holiday Inn brand in marketing, operations, and franchise relations roles. As Senior Vice President, Brand Management for the Holiday Inn and Holiday Inn Express brands, he led the design and implementation of the brand re-launch across the Americas, which covered over 2,500 hotels. Mr. Merkin served as Vice President, Franchise Operations for IHG from 2002 to 2007, during which he led business-to-business relationships with over 2,500 franchisees in licensing, quality, standards, and franchise food and beverage relation matters.
Richard H. Lynch, age 61, was appointed as Chief Brand Experience Officer in January 2014. From January 2012 to January 2014, Mr. Lynch served as Chief Global Brand Officer. From March 2008 to January 2012, Mr. Lynch served as our Chief Marketing Officer following his consultancy as interim CMO. Mr. Lynch served as Principal of Go LLC, a marketing consulting firm specializing in restaurant and food retail from July 2003 to February 2008, where he developed brand strategy and innovation plans for concepts including Burger King, Ruby Tuesday, and Buffalo Wild Wings. From November 1982 to June 2003, Mr. Lynch served as Executive Vice President at Campbell Mithun Advertising where he led the development of strategy and positioning for brands such as Domino’s Pizza, Martha Stewart Everyday and Betty Crocker.
Harold M. Cohen, age 52, has served as our Senior Vice President of Legal Affairs, Corporate Secretary and General Counsel since September 2005. Mr. Cohen has served as our Chief Administrative Officer since May 2008. Mr. Cohen has been General Counsel of Popeyes, formerly a division of AFC Enterprises, Inc., since January 2005. He also has served as Vice President of the

Company since July 2000. From April 2001 to December 2004, he served as Deputy General Counsel of the Company. From August 1995 to June 2000, he was Corporate Counsel for the Company.
Andrew Skehan, age 55, was appointed our Chief Operating Officer – International in August 2011. From October 2009 until August 2011, Mr. Skehan was Chief Operating Officer – International for Wendy’s/Arby’s Group in Atlanta, Georgia. From April 2007 until December 2008, he was President – Europe, Africa and Middle East for Quiznos Restaurants in Denver, Colorado. From April 1999 until December 2006, Mr. Skehan served as Chief Marketing Officer and subsequently Chief Operating Officer for Churchill Downs Inc. in Louisville, Kentucky.
Lynne Zappone, age 53, was appointed as Chief People Experience Officer in January 2014. From April 2011 until January 2014, Ms. Zappone served as Chief Talent Officer. Ms. Zappone has 25 years of extensive experience in global human resources, talent development and learning, and business management. Prior to joining Popeyes, Ms. Zappone served in a number of senior human resources positions with InterContinental Hotels Group (IHG) from 1998 to 2011, and most recently served as Senior Vice President, Global Learning and Americas Human Resources. During her tenure at IHG, Ms. Zappone was responsible for business management, human resources business support and global talent development and learning strategies.
Alice LeBlanc, age 59, became Chief Global Quality, Product Engineering and Supply Chain Officer in October 2009. Prior to joining Popeyes, Ms. LeBlanc seved as Vice President, Global Strategic Supply Chain and Quality Control Center Management at Papa John's International from 2006 to 2009. During her tenure at Papa John’s, Ms. Leblanc delivered cost savings and streamlined the global supply chain and quality control functions, securing local and regional supply to assist the company in opening restaurants in numerous new countries.
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
Item 11.  EXECUTIVE COMPENSATION
Information regarding executive compensation required by this Item 11 will be included in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 will be included in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence required by this Item 13 will be included in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP. Information regarding principal accountant fees and services required by this Item 14 will be included in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

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

10.39(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.*

10.40(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan - General.*

10.41(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.*

10.42(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan - Executive.*

10.43(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.*

10.44(i)	Indemnification Agreement between the Company and Peter Starrett dated December 1, 2000.

10.45(p)	Indemnification Agreement dated November 28, 2006 by and between the Company and John M. Cranor, III.*

10.46(p)	Indemnification Agreement dated November 28, 2006 by and between the Company and Cheryl A. Bachelder.*

10.47(q)	Popeyes Chicken and Biscuits 2006 Bonus Plan.*

10.48(q)	Employment Agreement dated as of March 14, 2007 between the Company and James W. Lyons.*

10.49(q)	Employment Agreement dated as of March 14, 2007 between the Company and Robert Calderin.*

10.50(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (time-based vesting).*

10.51(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (performance-based vesting).*

10.52(s)	Employment Agreement dated as of October 9, 2007 between the Company and Cheryl A. Bachelder.*

10.53(l)	Accelerated Stock Repurchase Agreement by and between the Company and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch dated March 12, 2008.

10.54(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Harold M. Cohen.*

10.55(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Henry Hope, III.*

10.56(b)	Employment Agreement effective as of February 4, 2008 between the Company and Richard Lynch.*

10.57(w)	Employment Agreement effective as of April 20, 2009 between the Company and Ralph Bower.*

10.58(k)	Indemnification Agreement by and between the Company and Krishnan Anand dated November 2, 2010.*

10.59(x)	Employment Agreement by and between the Company and Andrew Skehan, dated August 17, 2011.*

10.60(y)	First Amendment to the AFC Enterprises, Inc. 2006 Incentive Stock Plan.*

10.61(aa)	Promotion Letter Agreement among the Company and Ralph Bower.*

10.62(aa)	Form of Performance-Based Restricted Stock Unit Grant Certificate.*

Exhibit Number	Description
10.63(bb)	Indemnification Agreement by and between the Company and Martyn R. Redgrave, dated October 9, 2013.*
10.64(n)	Indemnification Agreement by and between the Company and Joel K. Manby, dated September 5, 2013.*

10.65(cc)	Employment Term Letter to Tony Woodard, dated May 13, 2014.*

10.66(cc)	Letter re Severance Agreement to Tony Woodard, dated May 13, 2014.*

10.67(cc)	Indemnification Agreement to Tony Woodard.*

10.68(dd)	Recipe and Formula Purchase Agreement between the Company and Diversified Foods and Seasonings, L.L.C. ("DFS"), dated June 13, 2014.

10.69(dd)	Supply Agreement between the Company and DFS, dated June 13, 2014.†

10.70(dd)	Separation Agreement and General Release between the Company and H. Melville Hope, III.*

10.71(dd)	Independent Contractor Agreement between the Company and H. Melville Hope, III.*

10.72(ee)	Employment Agreement, dated August 21, 2014, between the Company and William P. Matt.*

10.73(ee)	Letter, dated August 21, 2014, from the Company to William P. Matt regarding relocation benefits.*

10.74(ee)	Indemnification Agreement dated August 21, 2014, by and between the Company and William P. Matt.*

10.75(ff)	Indemnification Agreement dated January 29, 2015, by and between the Company and S. Kirk Kinsell.*

10.76(gg)	Popeyes Louisiana Kitchen, Inc. 2015 Incentive Plan.*

10.77(hh)	Employment Agreement, dated March 13, 2015, between the Company and John K. Merkin.*

10.78(ii)	Indemnification Agreement, dated August 17, 2015, between the Company and John K. Merkin.*

10.79(jj)	Indemnification Agreement, dated November 2, 2015, between the Company and Lizanne Thomas.*

11.1**	Statement regarding computation of per share earnings.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(ee)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended October 5, 2014 and incorporated by reference herein.

(ff)	Filed as an exhibit to the Form 8-K of the Company filed January 29, 2015 and incorporated by reference herein.

(gg)	Filed as an exhibit to the Company's Definitive Proxy Statement filed on April 21, 2015 and incorporated by reference herein.

(hh)	Filed as an exhibit to the Form 10-Q/A of the Company for the quarter ended July 12, 2015 and incorporate by reference herein.

(ii)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended July 12, 2015 and incorporated by reference herein.

(jj)	Filed as any exhibit to the Form 8-K of the Company filed November 2, 2015 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23th day of February 2016.

POPEYES LOUISIANA KITCHEN, INC.

By:	/s/ CHERYL A. BACHELDER
Cheryl A. Bachelder
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ CHERYL A. BACHELDER	Chief Executive Officer (Principal Executive Officer)
Cheryl A. Bachelder		February 23, 2016

/s/ WILLIAM P. MATT	Chief Financial Officer (Principal Financial Officer)
William P. Matt		February 23, 2016

/s/ PAUL F. MARSDEN	Chief Accounting Officer (Principal Accounting Officer)
Paul F. Marsden		February 23, 2016

/s/ JOHN M. CRANOR, III	Director, Chairman of the Board
John M. Cranor, III		February 23, 2016

/s/ KRISHNAN ANAND	Director
Krishnan Anand		February 23, 2016

/s/ CAROLYN H. BYRD	Director
Carolyn H. Byrd		February 23, 2016

/s/ S. KIRK KINSELL	Director
S. Kirk Kinsell		February 23, 2016

/s/ JOEL K. MANBY	Director
Joel K. Manby		February 23, 2016

/s/ CANDACE S. MATTHEWS	Director
Candace S. Matthews		February 23, 2016

/s/ MARTYN R. REDGRAVE	Director
Martyn R. Redgrave		February 23, 2016

/s/ LIZANNE THOMAS	Director
Lizanne Thomas		February 23, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Popeyes Louisiana Kitchen, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Popeyes Louisiana Kitchen, Inc. and its subsidiaries at December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 23, 2016

Popeyes Louisiana Kitchen, Inc.
Consolidated Balance Sheets
As of December 27, 2015 and December 28, 2014
(In millions, except share data)

	2015	2014
Current assets:
Cash and cash equivalents	$9.1	$8.4
Accounts and current notes receivable, net	9.2	8.6
Other current assets	8.5	7.4
Advertising cooperative assets, restricted	35.4	32.4
Total current assets	62.2	56.8
Long-term assets:
Property and equipment, net	97.7	95.7
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	94.2	94.7
Other long-term assets, net	1.5	2.0
Total long-term assets	204.5	203.5
Total assets	$266.7	$260.3
Current liabilities:
Accounts payable	$6.7	$7.4
Other current liabilities	13.9	12.4
Current debt maturities	0.3	0.3
Advertising cooperative liabilities	35.4	32.4
Total current liabilities	56.3	52.5
Long-term liabilities:
Long-term debt	112.3	109.6
Deferred credits and other long-term liabilities	38.5	32.4
Total long-term liabilities	150.8	142.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 22,449,697 and 23,143,609 shares issued and outstanding at the end of fiscal years 2015 and 2014, respectively)	0.2	0.2
Capital in excess of par value	—	46.4
Retained earnings	59.6	19.3
Accumulated other comprehensive loss	(0.2)	(0.1)
Total shareholders’ equity	59.6	65.8
Total liabilities and shareholders’ equity	$266.7	$260.3
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Operations
For Fiscal Years 2015, 2014, and 2013
(In millions, except per share data)

	2015	2014	2013
Revenues:
Sales by Company-operated restaurants	$109.5	$97.2	$78.7
Franchise royalties and fees	144.0	131.3	121.9
Rent from franchised restaurants	5.5	7.1	5.4
Total revenues	259.0	235.6	206.0
Expenses:
Restaurant food, beverages and packaging	35.3	32.0	26.1
Restaurant employee, occupancy and other expenses	52.3	46.8	37.9
General and administrative expenses	84.3	78.9	73.4
Occupancy expenses - franchise restaurants	3.1	3.2	3.4
Depreciation and amortization	9.7	8.7	6.7
Other expenses (income), net	—	1.2	0.3
Total expenses	184.7	170.8	147.8
Operating profit	74.3	64.8	58.2
Interest expense, net	3.7	3.0	3.7
Income before income taxes	70.6	61.8	54.5
Income tax expense	26.5	23.8	20.4
Net income	$44.1	$38.0	$34.1

Earnings per common share, basic:	$1.94	$1.63	$1.44
Earnings per common share, diluted:	$1.91	$1.60	$1.41

Weighted-average shares outstanding:
Basic	22.7	23.3	23.6
Diluted	23.1	23.8	24.1
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Comprehensive Income
For Fiscal Years 2015, 2014, and 2013
(In millions)

	2015	2014	2013
Net income	$44.1	$38.0	$34.1
Other comprehensive income
Net change in fair value of cash flow hedge	(0.4)	—	0.4
Reclassification adjustments for derivative losses included in earnings	0.2	0.8	—
Other comprehensive income (loss), before income tax	(0.2)	0.8	0.4
Income tax expense (benefit) on other comprehensive income	(0.1)	0.3	0.2
Other comprehensive income (loss), net of income taxes	(0.1)	0.5	0.2
Comprehensive income	$44.0	$38.5	$34.3

The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For Fiscal Years 2015, 2014, and 2013
(Dollars in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
Balance at December 30, 2012	23,907,428	$0.2	$87.6	$(52.8)	$(0.8)	$34.2
Net income	—	—	—	34.1	—	34.1
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Repurchases and retirement of shares	(504,295)	—	(19.9)	—	—	(19.9)
Excess tax benefit from stock-based compensation	—	—	3.4	—	—	3.4
Issuance of common stock under stock option plans	322,804	—	3.6	—	—	3.6
Issuance of restricted stock awards, net of forfeitures	58,104	—	(2.2)	—	—	(2.2)
Stock-based compensation expense	—	—	5.4	—	—	5.4
Balance at December 29, 2013	23,784,041	$0.2	$77.9	$(18.7)	$(0.6)	$58.8
Net income	—	—	—	38.0	—	38.0
Other comprehensive income, net of tax	—	—	—	—	0.5	0.5
Repurchases and retirement of shares	(891,931)	—	(40.0)	—	—	(40.0)
Excess tax benefit from stock-based compensation	—	—	2.6	—	—	2.6
Issuance of common stock under stock option plans	240,563	—	2.4	—	—	2.4
Issuance of restricted stock awards, net of forfeitures	10,936	—	(1.8)	—	—	(1.8)
Stock-based compensation expense	—	—	5.3	—	—	5.3
Balance at December 28, 2014	23,143,609	$0.2	$46.4	$19.3	$(0.1)	$65.8
Net income	—	—	—	44.1	—	44.1
Other comprehensive income (loss), net of tax	—	—	—	—	(0.1)	(0.1)
Repurchases and retirement of shares	(1,084,478)	—	(58.2)	(3.8)	—	(62.0)
Excess tax benefit from stock-based compensation	—	—	7.6	—	—	7.6
Issuance of common stock under stock option plans	275,973	—	2.5	—	—	2.5
Issuance of restricted stock awards, net of forfeitures	114,593	—	(5.0)	—	—	(5.0)
Stock-based compensation expense	—	—	6.7	—	—	6.7
Balance at December 27, 2015	22,449,697	$0.2	$—	$59.6	$(0.2)	$59.6
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Cash Flows
For Fiscal Years 2015, 2014, and 2013
(In millions)

	2015	2014	2013
Cash flows provided by (used in) operating activities:
Net income	$44.1	$38.0	$34.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9.7	8.7	6.7
Net (gain) loss on sale and disposal of assets	(0.1)	(0.8)	0.3
Deferred income taxes	4.2	2.4	4.5
Non-cash interest expense, net	0.4	1.0	0.8
Provision for credit losses (recoveries)	0.1	—	(0.7)
Excess tax benefit from share-based payment arrangements	(7.6)	(2.6)	(3.4)
Stock-based compensation expense	6.7	5.3	5.4
Change in operating assets and liabilities:
Accounts receivable	(0.6)	0.4	(1.6)
Other operating assets	6.7	4.9	(2.3)
Accounts payable and other operating liabilities	(0.9)	2.3	0.5
Net cash provided by operating activities	62.7	59.6	44.3
Cash flows provided by (used in) investing activities:
Capital expenditures	(12.8)	(27.8)	(32.8)
Proceeds from dispositions of property and equipment	0.2	1.3	0.6
Capitalized interest	—	—	(0.2)
Investment in indefinite-lived assets	—	(41.8)	—
Net cash used in investing activities	(12.6)	(68.3)	(32.4)
Cash flows provided by (used in) financing activities:
Principal payments — 2010 credit facility (revolver)	—	—	(37.0)
Principal payments — 2010 credit facility (term loan)	—	—	(31.3)
Borrowings under 2013 revolving credit facility	6.0	43.0	63.0
Payments under 2013 revolving credit facility	(3.0)	—	—
Excess tax benefits from share-based payment arrangements	7.6	2.6	3.4
Share repurchases	(62.0)	(40.0)	(19.9)
Proceeds from exercise of employee stock options	2.5	2.4	3.6
Debt issuance costs	—	—	(0.7)
Other financing activities, net	(0.5)	(0.5)	(0.4)
Net cash provided by (used in) financing activities	(49.4)	7.5	(19.3)
Net increase (decrease) in cash and cash equivalents	0.7	(1.2)	(7.4)
Cash and cash equivalents at beginning of year	8.4	9.6	17.0
Cash and cash equivalents at end of year	$9.1	$8.4	$9.6
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013
Note 1 — Description of Business
Popeyes Louisiana Kitchen, Inc. (“Popeyes” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Louisiana Kitchen and Popeyes® Chicken & Biscuits in 48 states, the District of Columbia, three territories, and 27 foreign countries.
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
Fiscal Year.  The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The 2015, 2014 and 2013 fiscal years all consisted of 52 weeks.
Cash and Cash Equivalents. The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. Bank overdrafts were insignificant for both fiscal years 2015 and 2014.
Supplemental Cash Flow Information.

(in millions)	2015	2014	2013
Interest paid	$3.0	$1.8	$3.1
Accrued purchase of property and equipment	1.7	3.0	3.8
Income taxes paid, net	13.6	14.9	16.2
Accounts Receivable, Net.  At December 27, 2015 and December 28, 2014, accounts receivable, net were $9.0 million and $8.4 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, and rents, and various miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. The Company reserves a franchisee’s receivable balance based upon the age of the receivable and consideration of other factors and events. During 2015, 2014, and 2013, changes in the allowance for doubtful accounts were as follows:

(in millions)	2015	2014	2013
Balance, beginning of year	$0.1	$0.1	$0.2
Provisions for credit (recoveries) losses	0.1	—	—
Write-offs	(0.1)	—	(0.1)
Balance, end of year	$0.1	$0.1	$0.1

Notes Receivable, Net.  Notes receivable primarily consist of notes from franchisees to finance certain past due franchise revenues and rents. The notes receivable balance is stated net of an allowance for uncollectible amounts which is evaluated each reporting period on a note-by-note basis. At December 27, 2015 and December 28, 2014, notes receivable, net, were approximately $0.5 million and $0.6 million, respectively, of which $0.1 million was current. No notes were reserved at December 28, 2014. The balance in the allowance account at December 27, 2015 and December 29, 2013 was approximately $0.1 million.
Inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist principally of food, beverage items, paper and supplies. At December 27, 2015 and December 28, 2014, inventory of $0.9 million and $0.8 million was included as a component of “Other current assets.”
Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

Provisions for depreciation are made using the straight-line method over an asset’s estimated useful life: 7 to 35 years for buildings; 5 to 15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3 to 20 years). During 2015, 2014, and 2013, depreciation expense was approximately $9.2 million, $8.2 million, and $6.2 million, respectively.
The Company capitalizes interest on external costs in connection with the construction of new restaurants. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest expense of $0.2 million was capitalized in 2013. No significant interest was incurred for such purposes in 2015 and 2014.
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
Goodwill and Intangible Assets.  Amounts assigned to goodwill arose from the allocation of reorganization value when the Company emerged from bankruptcy in 1992 and from business combinations accounted for by the purchase method. Amounts assigned to trademarks arose from the allocation of reorganization value when the Company emerged from bankruptcy in 1992. These assets are deemed indefinite-lived assets and are not amortized for financial reporting purposes. See Note 6 for further disclosure.
The Company’s finite-lived intangible assets (primarily re-acquired franchise rights) are amortized on a straight-line basis over 10 to 20 years based on the remaining life of the original franchise agreement or lease agreement.
Costs incurred to renew or extend the term of recognized intangibles are expensed as incurred and reported as a component of “General and administrative expenses.”
The Company evaluates goodwill, trademarks, recipes and formulas, and other indefinite lived intangible assets for impairment on an annual basis (during the fourth quarter of each year) or more frequently when circumstances arise indicating that a particular asset may be impaired. The impairment evaluation for goodwill includes a comparison of the fair value of each of the Company’s reporting units with their carrying value. The Company’s reporting units are its business segments. Goodwill is allocated to each reporting unit for purposes of this analysis. Goodwill associated with bankruptcy reorganization value is assigned to reporting units using a relative fair value approach. Goodwill associated with a business combination is allocated to the reporting unit or a component of the reporting unit expected to benefit from the synergies of the combination. The fair value of each reporting unit is the amount for which the reporting unit could be sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using a discounted cash flow model. The operating assumptions used in the discounted cash flow model are generally consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If a reporting unit’s carrying value exceeds its fair value, goodwill is written down to its implied fair value. The Company follows a similar analysis for the evaluation of trademarks, recipes and formulas, and other indefinite lived intangible assets but that analysis is performed on a consolidated basis. During 2015, 2014, and 2013, there was no impairment of goodwill or indefinite lived identified during the Company’s annual impairment testing.
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
For Fiscal Years 2015, 2014, and 2013 — (Continued)

Level 1	Inputs based upon quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.
Debt Issuance Costs.  Costs incurred to secure new debt facilities are capitalized and then amortized utilizing a method that approximates the effective interest method for term loans and the straight-line method for revolving credit facilities. Absent a basis for cost deferral, debt amendment fees are expensed as incurred. In the Company’s Consolidated Statements of Operations, the amortization of debt issuance costs, any write-off of debt issuance costs when a debt facility is modified or prematurely paid off, and debt amendment fees are included as a component of “Interest expense, net.” During 2013, the Company wrote off $0.4 million due to the retirement of the 2010 Credit Facility.
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
The Company’s contributions to the advertising cooperative based on company-operated restaurant sales are reflected in the Company’s Consolidated Statements of Operations as a component of “Restaurant employee, occupancy and other expenses.” Additional contributions to the advertising cooperative for national media advertising and other marketing related costs are expensed as a component of “General and administrative expenses.” During 2015, 2014, and 2013, the Company’s advertising costs were approximately $5.4 million, $3.9 million, and $3.4 million, respectively.
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
Accumulated Other Comprehensive Loss.  Comprehensive income (loss) is net income plus the change in fair value of the Company’s cash flow hedge discussed in Note 9 plus derivative (gains) or losses realized in earnings during the period. Amounts included in accumulated other comprehensive income (loss) for the Company’s derivative instruments are recorded net of the related income tax effects.
As of December 27, 2015, accumulated other comprehensive loss consisted of derivitive losses associated with the company's interest rate swap agreements. As of December 28, 2014, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements settled in cash and derivative gains realized during the period. Unrealized derivative gains or losses on terminated swap agreements are amortized as interest expense over the remaining term of the original swap agreement. The Company reclassified $0.2 million and $0.8 million of net pre-tax derivative losses into earnings in 2015 and 2014, respectively. See Note 9 for further discussion of the Company’s interest rate swap agreements.
Revenue Recognition — Sales by Company-Operated Restaurants.  Revenues from the sale of food and beverage products are recognized on a cash basis. The Company presents sales net of sales tax and other sales related taxes.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

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

(in millions)	2015	2014	2013
Franchise royalties	$138.7	$125.1	$112.1
Franchise fees	5.3	6.2	9.8
Franchise royalties and fees	$144.0	$131.3	$121.9
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
Cash Consideration from Vendors.  The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its advertising fund from the beverage vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants. For Company-operated restaurants, these incentives are recognized as earned throughout the year and are classified as a reduction of “Restaurant food, beverages and packaging” in the consolidated statements of operations. The incentives recognized by Company-operated restaurants were approximately $1.4 million, $1.1 million, and $1.1 million in 2015, 2014, and 2013, respectively. Rebates earned and contributed to the cooperative advertising fund are excluded from the Company’s Consolidated Statements of Operations.
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
There were no sales of company-operated restaurants in 2015, 2014, or 2013. During 2015, 2014 and 2013, previously deferred gains of approximately $0.3 million, $0.2 million, and $0.1 million, respectively, were recognized in income as a component of “Other expenses (income), net” in the accompanying Consolidated Statements of Operations. As of December 27, 2015, the Company had $0.5 million in deferred gains on unit conversions reported as a component of "Deferred Credits and Other Long-Term Liabilities".
Research and Development.  Research and development costs are expensed as incurred. During 2015, 2014, and 2013 such costs were approximately $2.3 million, $2.3 million, and $2.2 million, respectively.
Foreign Currency Transactions. Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses are included in the accompanying Consolidated Statements of Operations as a component of “General and administrative expenses.” The net foreign currency losses were $0.1 million in 2015 and 2014 and insignificant in 2013.
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

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

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
Stock-Based Compensation Expense.  The Company measures and recognizes compensation cost at fair value for all share-based payments, including stock options, restricted share awards and restricted share units. The fair value of stock options with service and market conditions is valued utilizing a Monte Carlo simulation model. The fair value of stock options with only service conditions is estimated using a Black-Scholes option-pricing model. Restricted share awards and restricted share units are valued at the market price of the Company’s shares on the grant date. The fair value of restricted share awards with service and market conditions are valued utilizing a Monte Carlo simulation model. The fair value of stock-based compensation is amortized either on the graded vesting attribution method or on the cliff vesting attribution method depending on the specific award. The Company issues new shares for common stock upon exercise of stock options.
The Company recorded $6.7 million ($4.2 million net of tax), $5.3 million ($3.3 million net of tax), and $5.4 million ($3.4 million net of tax), in total stock-based compensation expense during 2015, 2014, and 2013, respectively.
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
Share Repurchases. The company is incorporated in the State of Minnesota and under the laws of that state shares of its own common stock that are acquired by the Company constitute authorized but unissued shares. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in-capital, to the extent available, with any residual cost applied against retained earnings.
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
On January 22, 2016, the Company entered into a five year $250.0 million secured revolving credit facility that replaced the 2013 revolving credit facility. See Note 22 for additional information regarding this subsequent event.
Note 3 — Recent Accounting Pronouncements That the Company Has Not Yet Adopted
Revenue Recognition. In May 2014, the FASB issued guidance for recognizing revenue in contracts with customers across all industries. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard allows for either a full retrospective or modified retrospective transition method. This guidance will be effective for our fiscal 2018 which begins on January 1, 2018. The guidance is not expected to impact our recognition of sales from Company-operated restaurants, ongoing royalty fees which are based on a percentage of franchise sales, or rent from franchised restaurants which is composed of rental income and other fees associated with properties leased or subleased to franchisees. We are continuing to evaluate the impact the adoption of this standard will have on the recognition of development, franchise, renewal and other franchise fees.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

Share-based Payments. In June 2014, the FASB issued guidance that requires that a performance target for a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The performance condition should not be reflected in the grant date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered.  The company already applies the standards proscribed in this guidance so it will not have an impact to us.  This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 which is our fiscal 2016.
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
Debt Issuance Costs. In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard is effective for our fiscal year 2016 and will be applied on a retrospective basis. The Company had $0.7 million and $0.9 million of debt issuance costs at December 27, 2015 and December 28, 2014, respectively.
Income Taxes. In November 2015, the FASB issued guidance to simplify the classification of deferred tax assets and liabilities in a classified statement of financial position. Current GAAP requires deferred tax liabilities and assets to be classified as current or non-current based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. Under the new guidance, all deferred income tax liabilities and assets are to be classified as non-current in a classified statement of financial position. This guidance is effective for our fiscal year 2016. The requirements of this guidance are not expected to have a significant impact on the consolidated financial statements.
We have reviewed other recently issued accounting pronouncements by the FASB and other standards-setting bodies and concluded that they are either not applicable to our business or are expected to have an immaterial impact on the financial statements upon adoption.
Note 4 — Other Current Assets

(in millions)	2015	2014
Prepaid income taxes	3.6	2.8
Prepaid expenses and other current assets	4.9	4.6
Total	$8.5	$7.4

Note 5— Property and Equipment, Net

(in millions)	2015	2014
Land	$19.3	$19.2
Buildings and improvements	82.4	75.9
Equipment	42.3	40.0
Properties held for sale and other	0.1	0.1
	144.1	135.2
Less accumulated depreciation and amortization	(46.4)	(39.5)
Total	$97.7	$95.7

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

The increase in property and equipment, net in 2015 was primarily due to the construction of five new company-operated restaurants.
At December 27, 2015 and December 28, 2014, property and equipment, net included capital lease assets with a gross book value of $1.8 million and accumulated amortization of $0.3 million.

Note 6 — Trademarks and Other Intangible Assets, Net

(in millions)	2015	2014
Indefinite lived intangible assets:
Trademarks	$50.0	$50.0
Recipes and formulas	41.8	41.8
Other	0.6	0.6
	92.4	92.4
Amortizable intangible assets:
Re-acquired franchise rights	7.1	7.1
Accumulated amortization	(5.3)	(4.8)
	1.8	2.3
Total	$94.2	$94.7
Amortization expense was approximately $0.5 million for 2015, 2014, and 2013, respectively. Estimated amortization expense is expected to be approximately $0.5 million in 2016 through 2017, $0.4 million in 2018, $0.2 million in 2019, and $0.2 million in 2020. The remaining weighted average amortization period for these assets is 5 years.

Note 7 — Other Current Liabilities

(in millions)	2015	2014
Accrued wages, bonuses and severances	$8.7	$8.5
Other	5.2	3.9
Total	$13.9	$12.4

Note 8 — Fair Value Measurements
The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of December 27, 2015 and December 28, 2014:

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
December 27, 2015
Financial Assets
Cash equivalents	$9.6	$—	$—	$9.6
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$13.9	$—	$—	$13.9
Financial Liabilities
Long term debt and other borrowings	$—	$115.5	$—	$112.6
Interest Rate Swap Agreement	—	0.4	$—	0.4
Total liabilities at fair value	$—	$115.9	$—	$113.0

	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
December 28, 2014
Financial Assets
Cash equivalents	$9.0	$—	$—	$9.0
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Interest Rate Swap Agreement (Note 9)	—	—	—	—
Total assets at fair value	$13.3	$—	$—	$13.3
Financial Liabilities
Long term debt and other borrowings	$—	$115.7	$—	$109.9
Total liabilities at fair value	$—	$115.7	$—	$109.9

At December 27, 2015 and December 28, 2014, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.

The fair value of the Company's long-term debt was approximately $115.5 million and $115.7 million on December 27, 2015 and December 28, 2014, respectively. The carrying value of our long-term debt, as discussed in Note 9, was $112.6 million and $109.9 million on December 27, 2015 and December 28, 2014, respectively. The fair value of each of the Company's long-term debt instruments is based on the amount of future cash flows associated with each instrument, discounted using the Company's current borrowing rate for a similar debt instrument of comparable maturity and is considered a Level 2 valuation.
The fair value of the Company’s interest rate swap agreements at December 27, 2015 were based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”). The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity. The interest rate swap agreements are presented as level 2 assets when amounts are significant.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

Note 9 — Long-Term Debt and Other Borrowings

(in millions)	2015	2014
2013 Revolving Credit Facility	$109.0	$106.0
Capital lease obligations	2.2	2.2
Other notes	1.4	1.7
	112.6	109.9
Less current portion	(0.3)	(0.3)
Total	$112.3	$109.6
2013 Revolving Credit Facility.  On December 18, 2013, the Company entered into a bank credit facility with a group of lenders consisting of a five year $125.0 million dollar revolving credit facility. The Company drew $63.0 million under the revolving credit facility which was used to retire the Company's 2010 Credit Facility.

Outstanding balances accrue interest at a margin of 125 to 250 basis points over the London Interbank Offered Rate (“LIBOR”) or other alternative indices plus an applicable margin as specified in the facility. The commitment fee on the unused balance under the facility ranges from 15 to 40 basis points. The increment over LIBOR and the commitment fee are determined quarterly based upon the Consolidated Total Leverage Ratio. As of December 27, 2015 and December 28, 2014, the Company’s weighted average interest rates for all outstanding indebtedness under its credit facilities were 2.5% and 1.7% respectively.

Under the terms of the 2013 Revolving Credit Facility, the Company can request additional revolving loan commitments of up to $115.0 million. During 2014, the Company increased its revolving credit capacity by $10.0 million, to $135.0 million, and borrowed $43.0 million.

Under the terms of the revolving credit facility, the Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2013 Revolving Credit Facility. As of December 27, 2015, the Company had $0.1 million of outstanding letters of credit. The Company had $25.9 million available for short-term borrowings and letter of credit under its 2013 Revolving Credit Facility as of December 27, 2015.
The 2013 Revolving Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets, excluding real estate. The 2013 Revolving Credit Facility contains financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, restricting the payment of cash dividends, and limiting the amount of debt which can be loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limits the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its common stock and enter into certain lease transactions. The 2013 Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. At December 27, 2015, the Company was compliant with all debt covenant requirements.
On January 22, 2016, the Company entered into a five year $250.0 million secured revolving credit facility (“2016 Revolving Credit Facility”) that replaced the 2013 Revolving Credit Facility. See Note 22 for additional information regarding the new credit agreement.

Future Debt Maturities. At December 27, 2015, aggregate future debt maturities, excluding capital lease obligations, were as follows:

(in millions)
2016	$0.3
2017	0.3
2018	109.4
2019	0.4
$110.4

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

Interest Rate Swap Agreements.  The Company uses interest rate swap agreements to fix the interest rate exposure on a portion of its outstanding revolving debt. On December 16, 2014 and June 15, 2015 the Company entered into interest rate swap contracts effective January 5, 2015 and July 6, 2015, respectively. The Company’s interest rate swap contracts limit the interest rate exposure on $85 million of floating rate debt borrowed under its 2013 Revolving Credit Facility to a fixed rate of 2.70%. The swap agreements are scheduled to expire January 5, 2018.

The Effect of Derivative Instruments on the Statement of Operations

	Amount of Loss recognized into AOCI			Amount of Loss Reclassified from AOCI to Income
(In millions)	2015	2014	2013		2015	2014	2013
Interest rate swap agreements, net of tax	$0.2	$—	$0.2	Interest expense, net	$0.2	$0.8	$—
Net interest expense associated with the interest rate swap agreements was approximately $0.7 million in 2015, insignificant in 2014, and $0.5 million in 2013.

Note 10 — Leases
The Company leases property and equipment associated with its (1) corporate facilities; (2) fifty of its company-operated restaurants; (3) forty-four restaurant properties that are subleased to franchisees; and (4) and three properties that are subleased to unrelated third parties.

At December 27, 2015, future minimum payments under capital and non-cancelable operating leases were as follows:

(in millions)	Capital Leases	Operating Leases
2016	$0.2	$7.6
2017	0.2	7.5
2018	0.2	7.2
2019	0.3	7.0
2020	0.3	7.0
Thereafter	4.4	114.7
Future minimum lease payments	5.6	151.0
Less amounts representing interest	3.4	—
Total	$2.2	$151.0
During 2015, 2014, and 2013, rental expense was approximately $7.9 million, $7.1 million, and $6.0 million, respectively. There was no significant contingent rental expense in 2015, 2014 and 2013, respectively. At December 27, 2015, the implicit rate of interest on capital leases ranged from 8.1% to 16.0%.
The Company leases twenty-four restaurant properties and subleases forty-four restaurant properties to franchisees. Our typical restaurant leases and subleases to franchisees are triple net to the franchisee, requiring them to pay minimum rent or percentage rent based on sales in excess of specified amounts or both minimum rent and percentage rent plus real estate taxes, maintenance costs and insurance premiums. At December 27, 2015, the aggregate gross book value and net book value of owned properties that were leased to franchisees was approximately $32.9 million and $27.9 million, respectively. During 2015, 2014, and 2013, rental income from these leases and subleases was approximately $5.5 million, $7.1 million, and $5.4 million, respectively. Included in the rental income was contingent rental income of $3.2 million, $3.7 million, and $3.0 million during 2015, 2014, and 2013, respectively. At December 27, 2015, future minimum rental income associated with these leases and subleases, are approximately $2.1 million in 2016, $1.5 million in 2017, $1.1 million in 2018, $0.9 million in 2019, $0.8 million in 2020, and $3.9 million thereafter.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

Note 11 — Deferred Credits and Other Long-Term Liabilities

(in millions)	2015	2014
Deferred franchise revenues	$5.4	$3.7
Deferred rentals	8.1	7.6
Deferred income taxes	19.7	16.0
Other long-term liabilities	5.3	5.1
Total	$38.5	$32.4

Note 12 — Common Stock
Share Repurchase Program. In 2015, the Company's Board of Directors cancelled the existing share repurchase program and replaced it with a $200 million open-ended share repurchase program. During 2015, 2014 and 2013, we repurchased and retired 1,084,478 shares, 891,931 shares and 504,295 shares of common stock for approximately $62.0 million, $40.0 million and $19.9 million, respectively.
As of December 27, 2015, the remaining value of shares that may be repurchased under the program was $193.0 million.
Pursuant to the terms of the Company’s 2013 Revolving Credit Facility, the Company may repurchase its common stock when the Total Leverage Ratio is less than 3.00 to 1.0. Total Leverage Ratio, as defined in the 2013 Revolving Credit Facility, is the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. The Total Leverage Ratio at December 27, 2015 was 1.20 to 1.0.
Dividends. During 2015, 2014 and 2013, the Company paid no dividends.
Note 13 — Incentive Stock Plans
Plan Summary. In May 2015, the Company’s shareholders approved the 2015 Incentive Stock Plan replacing the existing 2006 Incentive Stock Plan. The plan provides for the grant of non-qualified stock options, restricted stock, stock appreciation rights, performance-based restricted stock and restricted share units. The Company grants stock options at a price equal to the fair market value of the Company’s stock on the date of grant. Stock options vest ratably over three years and expire seven years from the date of grant if unexercised. Restricted stock generally vests (the restrictions lapse) at the end of a three-year period or on a graded basis over a three-year period. Restricted share units granted to the Company’s board of directors vest ratably over a twelve month period and are convertible into shares of the Company’s common stock on a 1:1 basis at such time the director no longer serves on the board.
Under the Company’s plan, approximately 2.2 million shares have been authorized to be issued to be granted to employees and directors. Approximately 2.2 million shares are available for future grants as of December 27, 2015.
Non-Qualified Stock Options
The table below summarizes the Company’s stock option activity for the fiscal year ended December 27, 2015.

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Stock options:
Outstanding at beginning of year	427	$20.35
Granted options	68	59.68
Exercised options	(197)	12.68
Canceled and expired options	(5)	50.24
Outstanding at end of year	293	$34.06	4.3	$7.2
Exercisable at end of year	164	$21.65	3.2	$6.0

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2015 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
The Company recognized approximately $1.4 million, $1.1 million, and $0.9 million in stock-based compensation expense associated with its stock option grants during 2015, 2014, and 2013, respectively. As of December 27, 2015, there was approximately $1.2 million of total unrecognized compensation costs related to unvested stock options which are expected to be recognized over a weighted average period of approximately 1.4 years. The total fair value at grant date of awards which vested during 2015, 2014, and 2013 was $0.9 million, $0.9 million, and $0.8 million, respectively.
The weighted average grant date fair value of awards granted during 2015, 2014, and 2013 was $24.65, $17.93, and $15.11, respectively. The total intrinsic value of stock options exercised during 2015, 2014, and 2013 was $9.0 million, $6.4 million and $7.6 million, respectively
During 2015, 2014, and 2013, the fair value of option awards were estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The following weighted average assumptions were used for the grants:

	2015	2014	2013
Risk-free interest rate	1.4%	1.8%	0.7%
Expected dividend yield	—%	—%	—%
Expected term (in years)	4.5	4.5	4.5
Expected volatility	48.8%	50.6%	53.0%
The risk-free interest rate is based on the United States treasury yields in effect at the time of grant. The expected term of options represents the period of time that options granted are expected to be outstanding based on the vesting period, the term of the option agreement and historical exercise patterns. The estimated volatility is based on the historical volatility of the Company’s stock price.
The following table summarizes the non-vested stock option activity for the 52 week period ended December 27, 2015:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested stock options outstanding at beginning of period	140	$15.37
Granted	68	24.65
Vested	(74)	12.79
Canceled	(5)	21.08
Unvested stock options outstanding at end of period	129	$21.49

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

Performance Based Restricted Stock Awards
The Company's current long-term incentive plan grants restricted stock awards which are earned subject to the Company meeting three-year cumulative EBITDA goals. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. A three-year cumulative EBITDA goal is approved by the board of directors at the start of the three-year performance periods. Shares are earned based on a sliding scale of performance above and below the performance goal. The sliding scale is anchored by a minimum performance requirement of 95% of three-year cumulative EBITDA. If 95% of the performance goal is not achieved, then no performance shares are earned. If 95% is achieved, then 50% of the targeted shares are earned. If 100% of the performance goal is achieved, then award is paid at target. The maximum performance requirement is 110% of cumulative EBITDA. If maximum performance is achieved, then 200% of the targeted shares are earned. Shares earned by three-year cumulative EBITDA performance will be adjusted based on our three-year total shareholder return ("TSR") against a broader group of restaurant companies. Shares earned will be adjusted -10% if TSR performance is in the bottom quartile, and will be adjusted +10% if TSR performance is in the upper quartile. TSR represents stock price appreciation and dividends over the three-year performance period. Earned performance shares cliff vest three years from the date of issuance.
The following table summarizes the restricted share awards activity for the 52 week period ended December 27, 2015:

(share awards in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested performance stock awards:
Outstanding beginning of year	193	$29.88
Granted	160	$32.58
Vested	(190)	$17.37
Canceled	(7)	$48.17
Outstanding end of year	156	$47.11
The grant date fair values of the performance stock awards are determined using a Monte-Carlo simulation model. The weighted average grant date fair value of restricted share awards granted during 2014 and 2013 were $42.92 and $36.35, respectively.
These awards are amortized as expense on a straight line basis over the three-year vesting period. Compensation expense reflects the number of awards that are expected to vest and are adjusted to reflect those awards that do ultimately vest. The Company recognizes compensation expense for awards if and when the Company concludes that is is probable that the three-year cumulative EBITDA performance condition will be achieved. The Company recognized approximately $3.3 million, $2.8 million, and $2.0 million, in stock-based compensation expense associated with these awards during 2015, 2014, and 2013, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period.
As of December 27, 2015, there was approximately $4.2 million in unrecognized compensation cost related to unvested performance stock awards which are expected to be recognized over a weighted average period of approximately 1.8 years. The total fair value at grant date of awards which vested during 2015 and 2014 and 2013 was $3.3 million, $2.2 million and $2.2 million, respectively.
Restricted Stock Awards

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

The following table summarizes the restricted stock awards activity for the 52 week period ended December 27, 2015:

(share awards in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards:
Outstanding beginning of year	32	$33.77
Granted	49	$59.62
Vested	(19)	$29.42
Canceled	(4)	$52.73
Outstanding end of year	58	$55.60
The grant date fair values of the restricted stock awards are based on the Company's closing stock price on the date of the grant. The weighted average grant date fair value of restricted share awards granted during 2014 and 2013 were $40.57 and $35.77, respectively.
These awards are amortized as expense on a graded basis over the three-year vesting period. The Company recognized approximately $1.3 million, $0.4 million, and $0.2 million, in stock-based compensation expense associated with these awards during 2015, 2014, and 2013, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period.
As of December 27, 2015, there was approximately $1.9 million of total unrecognized compensation cost related to unvested restricted stock awards which are expected to be recognized over a weighted average period of approximately 1.9 years. The total fair value at grant date of awards which vested during 2015, 2014, and 2013, was $0.6 million, $0.1 million, and $0.1 million, respectively.
Restricted Share Units
The Company grants restricted stock units (RSUs) to members of its board of directors pursuant to the incentive stock plan. The Company recognized $0.7 million, $0.6 million, and $0.6 million in stock-based compensation expense associated with these awards during the 2015, 2014, and 2013, respectively. As of December 27, 2015, there was approximately $0.3 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 0.4 years.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

The following table summarizes the restricted share unit activity for the 52 week period ended December 27, 2015.

(share awards in thousands)	Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units:
Outstanding beginning of year	177	$16.86
Granted	12	56.95
Vested	(79)	15.92
Outstanding end of year	110	$21.97
The weighted average grant date fair value of restricted share units vested in 2014 and 2013 was $13.56 and $11.98, respectively. The weighted average grant date fair value of restricted share units granted during 2014 and 2013 were $37.20 and $34.42, respectively.
Note 14 — 401(k) Savings Plan
The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 75.0% of their eligible compensation to the Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 5.0% of their eligible compensation. The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.6 million, $0.4 million, and $0.5 million, during 2015, 2014, and 2013, respectively, for its contributions to the Plan.
Note 15 — Commitments and Contingencies
Supply Contracts. Supplies are generally provided to Popeyes franchised and company-operated restaurants, pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative of which the Company is a member. The Company and its franchisees hold membership interests in SMS in proportion to the number of restaurants they own. At December 27, 2015, the Company held two of seven board seats. The operations of SMS are not included in the Consolidated Financial Statements.
The principal raw material for a Popeyes restaurant operation is fresh chicken. Company-operated and franchised restaurants purchase their chicken from suppliers who service Popeyes and its franchisees from various plant locations. These costs are significantly impacted by increases in the cost of fresh chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability.
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

Formula and Supply Agreements with Former Owner.  In June 2014, the Company purchased the formulas (the "formulas") it uses in the preparation on many of its core menu items from Diversified Foods and Seasonings, L.L.C. ("Diversified") for $43.0 million. In connection with the formula purchase, the Company and Diversified terminated the existing royalty and supply agreement which gave the Company worldwide exclusive rights to the formulas and replaced it with a new supply agreement. The new supply agreement provides that the Company agrees to utilize, and to require its franchisees to utilize Diversified as the

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

exclusive supplier of certain agreed upon core products. The term of the new supply agreement continues until March 2034, unless earlier terminated in accordance with the terms of the agreement.
The old royalty and supply agreement required the Company to pay Diversified an annual royalty for the use of the formulas of approximately $3.1 million. The Company expensed $1.4 million and $3.1 million in 2014 and 2013 under the old agreement.
Business Process Services.  Certain accounting and information technology services are provided to the Company under an agreement with a third party provider which expires April 30, 2018. At December 27, 2015, future minimum payments under this contract are approximately $1.4 million during 2016 and 2017 and approximately $0.4 million in 2018. During 2015, 2014 and 2013, the Company expensed $1.7 million, $1.8 million, and $1.7 million, respectively, under this agreement.

Information Technology Outsourcing.  Certain information technology services are provided to the Company under managed information technology services agreements with certain third party providers. At December 27, 2015, future minimum payments under these contracts are $0.7 million during 2016. During 2015, 2014, and 2013, the Company expensed $1.7 million, $1.6 million, and $2.6 million, respectively, under these agreements.
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
The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 27, 2015, the Company’s insurance reserves of approximately $0.1 million were collateralized by letters of credit and/or cash deposits of $0.1 million.
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
Foreign Operations.  The Company’s international operations are limited to franchising activities. During 2015, 2014, and 2013, such operations represented approximately 10.6%, 11.5%, and 10.9%, of total franchise revenues, respectively; and approximately 5.9%, 6.4%, and 6.4%, of total revenues, respectively. At December 27, 2015, approximately $1.5 million of the Company’s accounts receivable were related to its international franchise operations.
Significant Franchisee.  During 2015, 2014, and 2013, one domestic franchisee accounted for approximately 6.5%, 7.2%, and 7.8%, respectively of the Company’s royalty revenues.
Geographic Concentrations.  Of the Company’s domestic company-operated and franchised restaurants, the majority are located in the southern, southwestern and the Atlantic Coast of the United States. The Company’s international franchisees operate in South Korea, Indonesia, Canada, Turkey and various countries throughout Central America, Asia and Europe.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

Note 16 — Other Expenses (Income), Net

(in millions)	2015	2014	2013
Disposals of property and equipment	$0.1	$0.2	$0.4
Net gain on sale of assets	(0.2)	(1.0)	(0.1)
Executive transition expenses	0.5	2.0	—
Recoveries under Settlement Program	(0.4)	—	—
Total	$—	$1.2	$0.3
During the second quarter 2015, the Company received $0.4 million in settlement of its outstanding claims filed pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program ("Settlement Program").
During 2015 and 2014, the Company incurred $0.5 million and $2.0 million in other expenses related to executive transition expenses, respectively.
During 2014, the net gain on sale of assets includes the sale of four properties to franchisees for a gain of $0.8 million.
Note 17 — Interest Expense, Net

(in millions)	2015	2014	2013
Interest on debt	$2.7	$1.6	$2.4
Reclassification adjustment for derivative losses	0.2	0.8	—
Amortization and write-offs of debt issuance costs	0.2	0.2	0.8
Other debt related charges, net	0.6	0.4	0.5
Total	$3.7	$3.0	$3.7

Interest expense, net was $3.7 million in 2015, a $0.7 million increase from 2014 . This increase was primarily due to a higher outstanding debt balance under the 2013 Revolving Credit Facility during 2015 and higher effective interest rates under our credit facility after consideration of the impacts from interest rate swap agreements.

Note 18 — Income Taxes
Total income taxes for fiscal years 2015, 2014, and 2013, were allocated as follows:

(in millions)	2015	2014	2013
Income taxes in the statements of operations, net	$26.5	$23.8	$20.4
Income taxes charged (credited) to statements of shareholders’ equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(7.6)	(2.6)	(3.4)
Other comprehensive income	(0.1)	0.3	0.2
Total	$18.8	$21.5	$17.2
Total U.S. and foreign income before income taxes for fiscal years 2015, 2014, and 2013, were as follows:

(in millions)	2015	2014	2013
United States	$63.7	$54.7	$49.5
Foreign	6.9	7.1	5.0
Total	$70.6	$61.8	$54.5

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

The components of income tax expense were as follows:

(in millions)	2015	2014	2013
Current income tax expense:
Federal	$18.1	$17.4	$12.8
Foreign	1.9	1.6	1.4
State	2.3	2.4	1.7
	22.3	21.4	15.9
Deferred income tax expense:
Federal	3.9	1.7	4.1
State	0.3	0.7	0.4
	4.2	2.4	4.5
Total	$26.5	$23.8	$20.4
In 2014, the Company recorded a $0.5 million adjustment to correct an error related to the measurement of its deferred tax liability associated with its indefinite lived intangible assets in prior periods dating back to 2006. The adjustment is included as a component of state deferred income tax expense. The impact of the adjustment was to increase income tax expense and increase long-term deferred tax liabilities by $0.5 million . The Company does not believe the error was material to its financial statements for the year ended December 28, 2014 or for any prior period.
Applicable foreign withholding taxes are generally deducted from royalties and certain other revenues collected from international franchisees. Foreign taxes withheld are generally eligible for credit against the Company’s U.S. income tax liabilities.
Reconciliations of the Federal statutory income tax rate to the Company’s effective tax rate are presented below:

	2015	2014	2013
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.9%	2.3%	1.9%
Valuation allowance	(0.1)%	1.3%	0.9%
Provision to return adjustments	0.1%	0.4%	(0.3)%
Adjustments to estimated tax reserves	—%	(0.1)%	0.1%
Other items, net	(0.4)%	(0.4)%	(0.2)%
Effective income tax rate	37.5%	38.5%	37.4%
Provision to return adjustments include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Operations to amounts reflected on our tax returns.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

(in millions)	2015	2014
Deferred tax assets:
Deferred franchise fee revenue	$1.2	$1.3
State net operating loss carry forwards	7.8	7.2
Deferred rentals	4.2	4.1
Deferred compensation	4.3	3.9
Allowance for doubtful accounts	0.1	0.1
Other accruals	0.7	0.4
Reorganization costs	2.4	2.4
Total gross deferred tax assets	20.7	19.4
Deferred tax liabilities:
Franchise value and trademarks	(21.8)	(20.6)
Property and equipment	(10.4)	(7.4)
Prepaid expenses and other current assets	(1.2)	(0.5)
Total gross deferred liabilities	(33.4)	(28.5)
Valuation allowance	(7.8)	(7.3)
Net deferred tax liability	$(20.5)	$(16.4)
The Company assesses quarterly the likelihood that the deferred tax assets will be recovered. To make this assessment, historical levels of income, expectations and risks associated with estimates of future taxable income are considered. If recovery is not likely, the Company increases its valuation allowance for the deferred tax assets that it estimates will not be recovered.

At December 27, 2015, the Company had state net operating losses (“NOLs”) of approximately $149.8 million which expire between 2017 and 2034. The Company established a full valuation allowance on the deferred tax asset related to these NOLs as it is more likely than not that such tax benefit will not be realized. As such, the Company has established valuation allowances of approximately $7.8 million on state net operating loss carry forwards at December 27, 2015 and $7.2 million on state net operating loss carry forwards and $0.1 million on other deferred tax assets at December 28, 2014.
The amount of unrecognized tax benefits were approximately $1.3 million as of December 27, 2015 of which approximately $0.1 million, if recognized, would impact the effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 27, 2015 is as follows:

(in millions)	2015	2014	2013
Balance, beginning of year	$1.3	$1.4	$1.3
Additions related to current year	—	—	0.1
Reductions related to prior years	—	(0.1)	—
Reductions due to statute expiration	—	—	—
Balance, end of year	$1.3	$1.3	$1.4
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions for the fiscal years 2015, 2014, and 2013 were not significant. The Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions as of December 27, 2015 and December 28, 2014.
Unrecognized tax benefits and accrued interest and penalties are reported as a component of deferred credits and other long-term liabilities.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2011 through 2014 are open to audit. In general, the state tax years open to audit range from 2011 through 2014.

Note 19 — Components of Earnings Per Share Computation

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

(in millions)	2015	2014	2013
Net income	$44.1	$38.0	$34.1
Denominator for basic earnings per share — weighted average shares	22.7	23.3	23.6
Dilutive employee stock options	0.4	0.5	0.5
Denominator for diluted earnings per share	23.1	23.8	24.1
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
Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. The weighted average number of shares subject to antidilutive options was $0.1 million in 2015 and was not significant for the fiscal years 2014 and 2013.

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

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

(in millions)	2015	2014	2013
Revenues
Franchise operations	$149.5	$138.4	$127.3
Company-operated restaurants	109.5	97.2	78.7
	$259.0	$235.6	$206.0

Operating profit
Franchise operations	$67.6	$62.2	$54.7
Company-operated restaurants	16.4	12.5	10.5
	84.0	74.7	65.2
Less unallocated expenses
Depreciation and amortization	9.7	8.7	6.7
Other expenses (income), net	—	1.2	0.3
Operating profit	74.3	64.8	58.2
Interest expense, net	3.7	3.0	3.7
Income before income taxes	$70.6	$61.8	$54.5

Capital expenditures
Franchise operations	$1.1	$5.3	$14.3
Company-operated restaurants	11.7	22.5	18.5
	$12.8	$27.8	$32.8

Goodwill — year end
Franchise operations	$8.9	$8.9	$8.9
Company-operated restaurants	2.2	2.2	2.2
	$11.1	$11.1	$11.1

Total assets — year end
Franchise operations	$198.1	$195.7	$154.8
Company-operated restaurants	68.6	64.6	45.7
	$266.7	$260.3	$200.5

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2015, 2014, and 2013 — (Continued)

Note 21— Quarterly Financial Data (Unaudited)

(in millions, except per share data)	2015
Results of Operations	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$79.5	$59.4	$61.1	$59.0
Operating profit	23.1	17.5	17.9	15.8
Net income	13.6	10.3	10.6	9.6
Basic earnings per common share	0.59	0.45	0.47	0.43
Diluted earnings per common share	0.58	0.44	0.46	0.42

(in millions, except per share data)	2014
Results of Operations	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$70.1	$53.7	$54.9	$56.9
Operating profit	18.7	14.1	16.7	15.3
Net income	11.1	8.3	9.8	8.8
Basic earnings per common share	0.47	0.36	0.42	0.38
Diluted earnings per common share	0.46	0.35	0.42	0.37

(a)	The Company’s first quarters for 2015 and 2014 contained sixteen weeks. The remaining quarters of 2015 and 2014 were twelve weeks.

(b)
The Company opened two company-operated restaurants during the fourth quarter 2015 compared to seven during the same period last year. Total sales of the two company-operated restaurants were $0.6 million for the fourth quarter 2015.

(c)	In 2014, the Company recognized $0.9 million in lease termination fees associated with the sale of real estate.

(d)
The Company recognized a $0.9 million in net gains on sale assets during the fourth quarter 2014 associated with the sale of real estate to franchisees and the recognition of deferred gains related to seven properties formerly leased to a franchisee.

Note 22— Subsequent Event

On January 22, 2016, the Company entered into a five year $250.0 million secured revolving credit facility (“2016 Revolving Credit Facility”) that replaced the 2013 revolving credit facility that consisted of a five year $135.0 million revolving credit facility.

Key terms in the 2016 Revolving Credit Facility include the following:

•	The Company must maintain a Consolidated Total Leverage Ratio of < 4.00 to 1.0.

•	The Company must maintain a Consolidated Minimum Fixed Charge Coverage Ratio of > 1.25 to 1.0.

•	The Company may repurchase and retire its common shares at any time the Consolidated Total Leverage Ratio is less than 3.50 to 1.0.

•
Borrowings under the 2016 Credit Facility will bear interest based upon the LIBOR Rate or the Base Rate (each as defined in the 2016 Revolving Credit Facility) plus an applicable margin based on the Company’s Total Leverage Ratio (as defined in the facility). The borrowings currently bear interest at the LIBOR Rate plus 1.50%, the same as in the prior facility. The Company will pay (quarterly in arrears) an annual commitment fee based on its Total Leverage Ratio on the unused portions of the new facility.

•
The Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the facility.

•	The Company can request incremental revolving credit commitments up to an additional $150 million.

•	No principal payments will be due until the maturity date January 22, 2021.