Form 10-K/A
period 2015-12-27
POPEYES LOUISIANA KITCHEN, INC.
filed 2016-05-18
CIK 1041379

Table of Contents

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

EXPLANATORY NOTE
The sole purpose of this Amendment No.1 on Form 10-K/A (the “Amendment”) to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2015, which was originally filed with the Securities and Exchange Commission on February 23, 2016 (“the Original Filing”), is to include the following exhibit:

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP.
The Company had in its possession an executed copy of Exhibit 23.1, dated as of the date of the Original Filing, at the time of such filing; however, Exhibit 23.1 was inadvertently omitted from the Original Filing. The sole purpose of this Amendment is to correct this inadvertent omission of the consent from the Original Filing.
This Amendment speaks as of the date of the Original Filing. Except as noted herein, the Amendment does not modify or update in any way disclosures made in the Original Filing (other than to include Exhibit 23.1 as described above), or reflect events that may have occurred subsequent to the Original Filing.
This Amendment contains only the exhibit to the Original Filing that is being corrected and new certifications pursuant to Sections 302 and 1350 of the Sarbanes-Oxley Act of 2002. Unaffected parts or exhibits of the Original Filing are not included herein. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time of the Original Filing.

EXHIBIT INDEX

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of May 2016.

POPEYES LOUISIANA KITCHEN, INC.

By:	/s/ CHERYL A. BACHELDER
Cheryl A. Bachelder
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ CHERYL A. BACHELDER	Chief Executive Officer (Principal Executive Officer)
Cheryl A. Bachelder		May 18, 2016

/s/ WILLIAM P. MATT	Chief Financial Officer (Principal Financial Officer)
William P. Matt		May 18, 2016

/s/ PAUL F. MARSDEN	Chief Accounting Officer (Principal Accounting Officer)
Paul F. Marsden		May 18, 2016

4