Form 10-Q
period 2016-04-17
POPEYES LOUISIANA KITCHEN, INC.
filed 2016-05-25
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 17, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
As of May 13, 2016 there were 21,893,795 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Popeyes Louisiana Kitchen, Inc.

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	4/17/2016	12/27/2015
Current assets:
Cash and cash equivalents	$13.4	$9.1
Accounts and current notes receivable, net	10.5	9.2
Other current assets	4.0	8.5
Advertising cooperative assets, restricted	35.5	35.4
Total current assets	63.4	62.2
Long-term assets:
Property and equipment, net	98.1	97.7
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	94.1	94.2
Other long-term assets, net	0.7	0.8
Total long-term assets	204.0	203.8
Total assets	$267.4	$266.0
Current liabilities:
Accounts payable	$6.7	$6.7
Other current liabilities	7.6	13.1
Current debt maturities	0.5	0.3
Advertising cooperative liabilities	35.5	35.4
Total current liabilities	50.3	55.5
Long-term liabilities:
Long-term debt	133.9	111.6
Deferred credits and other long-term liabilities	39.9	39.3
Total long-term liabilities	173.8	150.9
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 21,974,727 and 22,449,697 shares issued and outstanding at April 17, 2016 and December 27, 2015, respectively)	0.2	0.2
Capital in excess of par value	—	—
Accumulated earnings	43.6	59.6
Accumulated other comprehensive loss	(0.5)	(0.2)
Total shareholders’ equity	43.3	59.6
Total liabilities and shareholders’ equity	$267.4	$266.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	16 Weeks Ended
	4/17/2016	4/19/2015
Revenues:
Sales by Company-operated restaurants	$34.6	$34.7
Franchise royalties and fees	45.7	43.1
Rent from franchised restaurants	1.9	1.7
Total revenues	82.2	79.5
Expenses:
Restaurant food, beverages and packaging	10.9	11.3
Restaurant employee, occupancy and other expenses	16.7	15.9
General and administrative expenses	28.7	25.3
Occupancy expenses - franchise restaurants	0.9	0.9
Depreciation and amortization	3.0	2.9
Other expenses (income), net	(0.1)	0.1
Total expenses	60.1	56.4
Operating profit	22.1	23.1
Interest expense, net	1.3	1.1
Income before income taxes	20.8	22.0
Income tax expense	7.9	8.4
Net income	$12.9	$13.6

Earnings per common share, basic:	$0.58	$0.59
Earnings per common share, diluted:	$0.58	$0.58

Weighted-average shares outstanding:
Basic	22.1	22.9
Diluted	22.4	23.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	16 Weeks Ended
	4/17/2016	4/19/2015
Net income	$12.9	$13.6
Other comprehensive income (loss)
Net change in fair value of cash flow hedge	(0.4)	(0.5)
Reclassification adjustments for derivative losses included in earnings	—	0.1
Other comprehensive (loss), before income taxes	(0.4)	(0.4)
Income tax benefit on other comprehensive (loss)	(0.1)	(0.1)
Other comprehensive (loss), net of income taxes	(0.3)	(0.3)
Comprehensive income	$12.6	$13.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Earnings		Total
Balance at December 27, 2015	22,449,697	$0.2	$—	$59.6	$(0.2)	$59.6
Net income	—	—	—	12.9	—	12.9
Other comprehensive loss, net of income tax	—	—	—	—	(0.3)	(0.3)
Repurchases and retirement of shares	(554,086)	—	(1.1)	(28.9)	—	(30.0)
Issuance of common stock under stock option plan	17,692	—	0.2	—	—	0.2
Issuance of restricted stock awards, net of forfeitures	61,424	—	(2.3)	—	—	(2.3)
Excess tax benefits from stock-based compensation	—	—	1.2	—	—	1.2
Stock-based compensation expense	—	—	2.0	—	—	2.0
Balance at April 17, 2016	21,974,727	$0.2	$—	$43.6	$(0.5)	$43.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	16 Weeks Ended
	4/17/2016	4/19/2015
Cash flows provided by (used in) operating activities:
Net income	$12.9	$13.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3.0	2.9
Net (gain) loss on sale and disposal of assets	(0.1)	(0.1)
Deferred income taxes	(0.4)	0.7
Non-cash interest expense, net	0.2	0.2
Provision for credit losses	0.1	—
Excess tax benefits from stock-based payment arrangements	(1.2)	(4.9)
Stock-based compensation expense	2.0	1.7
Change in operating assets and liabilities:
Accounts receivable	(1.4)	(0.8)
Other operating assets	5.8	5.7
Accounts payable and other operating liabilities	(6.1)	(9.8)
Net cash provided by operating activities	14.8	9.2
Cash flows provided by (used in) investing activities:
Capital expenditures	(3.4)	(5.7)
Proceeds from dispositions of property and equipment	0.2	—
Net cash used in investing activities	(3.2)	(5.7)
Cash flows provided by (used in) financing activities:
Principal payments — 2013 credit facility	(109.0)	—
Borrowings under 2016 credit facility	131.5	—
Share repurchases	(30.0)	(11.0)
Proceeds from exercise of employee stock options	0.2	0.6
Excess tax benefits from stock-based payment arrangements	1.2	4.9
Debt issuance costs	(1.1)	—
Other financing activities, net	(0.1)	(0.1)
Net cash used in financing activities	(7.3)	(5.6)
Net increase (decrease) in cash and cash equivalents	4.3	(2.1)
Cash and cash equivalents at beginning of year	9.1	8.4
Cash and cash equivalents at end of quarter	$13.4	$6.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business
Popeyes Louisiana Kitchen, Inc. (“PLKI” or the “Company”) develops, operates and franchises quick-service restaurants under the trade names Popeyes ® Louisiana Kitchen and Popeyes ® Chicken & Biscuits (collectively “Popeyes”) in 48 states, the District of Columbia, three territories, and 26 foreign countries.
Note 2 — Significant Accounting Policies
The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 27, 2015, which are contained in the Company’s 2015 Annual Report on Form 10-K (“the 2015 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 27, 2015 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of April 17, 2016, have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2015 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2015 Form 10-K.
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

	16 Weeks Ended
(In millions)	4/17/2016	4/19/2015
Franchise royalties	$44.3	$41.6
Franchise fees	1.4	1.5
Franchise royalties and fees	$45.7	$43.1
Reclassifications. Certain amounts within the consolidated balance sheet as of December 27, 2015 have been reclassified to conform to the current year presentation.
Recently Adopted Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Interest -Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The update issued guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation a debt discount. The Company adopted ASU 2015-3 in the first quarter of 2016 and for all retrospective periods as required. The Company had $1.6 million and $0.7 million of debt issuance costs at April 17, 2016 and December 27, 2015, respectively. The reclassification for debt issuance costs resulted

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

in a decrease to Other long-terms assets, net and a decrease to Long-term debt on the Company’s December 27, 2015 condensed consolidated balance sheet.
In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation.” This guidance required that a performance target for a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance condition should not be reflected in the grant date fair value of the award. Compensation cost should be recognized in the period which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. The Company already applied the standards proscribed in this guidance so it did not have an impact to the consolidated financial statements presented when adopted in the first quarter of 2016.
In November 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes”, to simplify the classification of deferred tax assets and liabilities in a classified statement of financial position. Under the new guidance, all deferred income tax liabilities and assets are to be classified as non-current in a classified statement of financial position. The standard is effective retrospectively for all periods presented for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company early adopted this standard in the first quarter of 2016 and retrospectively adjusted the prior period, resulting in a $0.8 million reclassification of Other Current Liabilities to Deferred Credits and Other Long-Term Liabilities on the Company’s December 27, 2015 condensed consolidated balance sheet.
Recent Accounting Pronouncements That the Company Has Not Yet Adopted. In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which is guidance for recognizing revenue in contracts with customers across all industries. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard allows for either a full retrospective or modified retrospective transition method. This guidance will be effective for our fiscal 2018 which begins on January 1, 2018. The guidance is not expected to impact our recognition of sales from Company-operated restaurants, ongoing royalty fees which are based on a percentage of franchise sales, or rent from franchised restaurants which is composed of rental income and other fees associated with properties leased or subleased to franchisees. We are continuing to evaluate the impact the adoption of this standard will have on the recognition of development, franchise, renewal and other franchise fees.
In February 2016, the FASB issued ASU 2016-2, “Leases,” which amends the current lease standards by requiring companies to recognize a right-of-use asset, a lease liability for all operating and capital leases (financing) with lease terms greater that twelve months, and disclosure of key information about leasing arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2018 (fiscal 2019 for the Company), and early adoption is permitted.
In March 2016, the FASB issued ASU 2016-9, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. This guidance changes how companies account for certain aspects of shared-based payment awards to employees including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for the reporting periods beginning after December 15, 2016 (fiscal 2017 for the Company).
We have reviewed other recently issued accounting pronouncements by the FASB and other standards-setting bodies and concluded that they are either not applicable to our business or are not expected to have a material impact on the financial statements upon adoption.
Note 3 — Other Current Assets

(In millions)	4/17/2016	12/27/2015
Prepaid income taxes	$0.5	$3.6
Prepaid expenses and other current assets	3.5	4.9
Total	$4.0	$8.5

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 4 — Other Current Liabilities

(In millions)	4/17/2016	12/27/2015
Accrued wages, bonuses and severances	$3.0	$8.7
Other	4.6	4.4
Total	$7.6	$13.1

Note 5 — Fair Value Measurements
The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of April 17, 2016 and December 27, 2015:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
April 17, 2016
Financial Assets
Cash equivalents	$13.0	$—	$—	$13.0
Restricted cash (advertising cooperative assets)	—	—	—	—
Total assets at fair value	$13.0	$—	$—	$13.0
Financial Liabilities
Long term debt and other borrowings	$—	$139.6	$—	$136.0
Interest rate swap agreement	—	0.8	—	0.8
Total liabilities at fair value	$—	$140.4	$—	$136.8

December 27, 2015
Financial Assets
Cash equivalents	$9.6	$—	$—	$9.6
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$13.9	$—	$—	$13.9
Financial Liabilities
Long term debt and other borrowings	$—	$115.5	$—	$112.6
Interest rate swap agreement	—	0.4	—	0.4
Total liabilities at fair value	$—	$115.9	$—	$113.0
There were no transfers among levels within the fair value hierarchy during the sixteen weeks ended April 17, 2016.
At April 17, 2016 and December 27, 2015, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.
The fair value of the Company’s interest rate swap at April 17, 2016 and December 27, 2015, respectively, was based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”). The fair value of each of the Company’s long-term debt instruments is based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for a similar debt instrument of comparable maturity and is considered a Level 2 valuation.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 6 — Long-term Debt

(In millions)	4/17/2016	12/27/2015
2013 Revolving Credit Facility	$—	$109.0
2016 Revolving Credit Facility	131.5	—
Capital lease obligations	2.2	2.2
Promissory note	1.0	—
Other notes	1.3	1.4
	136.0	112.6
Less current portion	(0.5)	(0.3)
Less unamortized debt issuance costs	(1.6)	(0.7)
Long-term debt	$133.9	$111.6
2016 Revolving Credit Facility. On January 22, 2016, the Company entered into a five-year $250.0 million secured revolving credit facility (“2016 Revolving Credit Facility”) that replaced the Company’s 2013 revolving credit facility (the “2013 Revolving Credit Facility”) that consisted of a five-year $135.0 million revolving credit facility.
Under the terms of the 2016 Revolving Credit Facility, the Company can request additional revolving loan commitments of up to $150.0 million. The Company may also obtain other short-term borrowings up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2016 Revolving Credit Facility. As of April 17, 2016, the Company had $0.1 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $118.4 million as of April 17, 2016. Other key terms in the 2016 Revolving Credit Facility include the following:

•	The Company must maintain a Consolidated Total Leverage Ratio of less than or equal to 4.00 to 1.0.

•	The Company must maintain a Minimum Consolidated Fixed Charge Coverage Ratio of greater than or equal to 1.25 to 1.0.

•	The Company may repurchase and retire its common shares when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.0 (subject to certain conditions).

•
Borrowings under the 2016 Revolving Credit Facility will bear interest based upon the LIBOR Rate or the Base Rate (each as defined in the 2016 Revolving Credit Facility) plus an applicable margin based on the Company’s Consolidated Total Leverage Ratio (as defined in the facility). The borrowings currently bear interest at the LIBOR Rate plus 1.50%, the same as in the prior facility. The Company will pay (quarterly in arrears) an annual commitment fee based on its Consolidated Total Leverage Ratio on the unused portions of the new facility.

As of the end of the first quarter 2016, the Company was in compliance with the financial and other covenants of the 2016 Revolving Credit Facility. The Company’s weighted average interest rate for all outstanding indebtedness under the 2016 Revolving Credit Facility, including fixed and floating rate debt, was 2.4% as of April 17, 2016.
Promissory Note. On February 12, 2016, the Company entered into a five-year $1.0 million promissory note for the purchase of land. Under the terms of the promissory note, the Company will pay five equal annual installments of $0.2 million plus 1.75% interest beginning in the first quarter 2017.
Interest Rate Swap Agreements. The Company uses interest rate swap agreements to fix the interest rate exposure on a portion of its outstanding revolving debt. On December 16, 2014 and June 15, 2015 the Company entered into interest rate swap contracts effective January 5, 2015 and July 6, 2015, respectively. The Company’s interest rate swap contracts limit the interest rate exposure on $85 million of floating rate debt borrowed under its 2016 Revolving Credit Facility to a fixed rate of 2.70%. The swap agreements are scheduled to expire January 5, 2018.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7 — Deferred Credits and Other Long-Term Liabilities

(In millions)	4/17/2016	12/27/2015
Deferred franchise revenues	$6.0	$5.4
Deferred rentals	7.9	8.1
Deferred income taxes	19.9	20.5
Other long-term liabilities	6.1	5.3
Total	$39.9	$39.3
Note 8 — Other Expenses (Income), Net

	16 Weeks Ended
(In millions)	4/17/2016	4/19/2015
Net gain on sale of assets	$(0.1)	$(0.1)
Executive transition expenses	—	0.2
Other expenses (income), net	$(0.1)	$0.1
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
Note 10 — Interest Expense, Net

	16 Weeks Ended
(In millions)	4/17/2016	4/19/2015
Interest on debt	$1.0	$0.8
Reclassification adjustment for derivative losses	—	0.1
Amortization and write-offs of debt issuance costs	0.2	0.1
Other debt related charges, net	0.1	0.1
Total	$1.3	$1.1

The $0.2 million increase in interest expense on debt for the sixteen week period ended April 17, 2016 was primarily due to higher outstanding borrowing under the 2016 Revolving Credit Facility. The increase in amortization and write-offs of debt issuance costs of $0.1 million was due to the write-off of debt issuance costs associated with the replacement of the 2013 Revolving Credit Facility.
Note 11 — Income Taxes
The Company’s effective tax rates were 38.0% and 38.2% for the sixteen week periods ended April 17, 2016 and April 19, 2015, respectively. The lower effective tax rate for the sixteen week period ended April 17, 2016 is primarily due to the re-enactment of research and employment credits through 2019. No credits were recorded the sixteen week period ended April 19, 2015. The

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Company’s effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

As of April 17, 2016, the amount of unrecognized tax benefits was approximately $1.3 million, of which approximately $0.1 million, if recognized, would affect the effective income tax rate.
The Company files income tax returns with the United States federal government and with various state jurisdictions. The U.S. federal tax years 2011 through 2014 are open to audit. In general, the state tax years open to audit range from 2011 through 2014.
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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. There were approximately $0.1 million potentially dilutive shares excluded from the computation of diluted earnings per share for the sixteen week periods ended April 17, 2016 and April 19, 2015.

	16 Weeks Ended
(In millions)	4/17/2016	4/19/2015
Net Income	$12.9	$13.6

Denominator for basic earnings per share — weighted average shares	22.1	22.9
Dilutive employee stock awards	0.3	0.4
Denominator for diluted earnings per share	22.4	23.3

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

	16 Weeks Ended
(In millions)	4/17/2016	4/19/2015
Revenues
Franchise operations	$47.6	$44.8
Company-operated restaurants	34.6	34.7
	$82.2	$79.5

Operating profit
Franchise operations	$19.5	$20.1
Company-operated restaurants	5.5	6.0
	25.0	26.1
Less unallocated expenses
Depreciation and amortization	3.0	2.9
Other expenses (income), net	(0.1)	0.1
Operating Profit	22.1	23.1
Interest expense, net	1.3	1.1
Income before income taxes	$20.8	$22.0

Capital expenditures
Franchise operations	$0.8	$0.3
Company-operated restaurants	2.6	5.4
Total	$3.4	$5.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis for Popeyes Louisiana Kitchen, Inc. (“PLKI,” “Popeyes” or the “Company”) should be read in conjunction with our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report and in conjunction with the Company’s Annual Report on Form10-K for the fiscal year ended December 27, 2015 (the “2015 Form 10-K”).
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
As of April 17, 2016, we operated and franchised 2,569 Popeyes restaurants in 48 states, the District of Columbia, three territories, and 26 foreign countries.

Total Operating Restaurants as of:	4/17/2016	12/27/2015
Domestic restaurants:
Company-operated	70	70
Franchised	1,921	1,900
International restaurants:
Franchised	578	569
Total	2,569	2,539

Our Business Strategy
In February 2016, the Company defined a set of growth goals to deliver over the next seven to ten years:

•	Drive our domestic restaurant average unit volumes from $1.4 million to $2.0 million;

•	Drive domestic franchisee profitability from $333,000 to $500,000 per restaurant; and

•	Continue to expand Popeyes brand globally, increasing restaurant count from 2,500 to 4,000 restaurants.
To deliver these growth goals, the Company introduced its next generation strategic roadmap organized around three strategic pillars:

1.	Louisiana Heritage — the source of our relevant, distinctive brand.

2.	Passionate Teams — our conviction that people drive restaurant profitability.

3.	Routine Excellence — our commitment to consistent operational excellence in our restaurants.
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
The three strategic pillars will be enabled by ONE Technology, an initiative to build a common technology platform for the Popeyes system that will bring together innovative systems to better support our restaurant general managers, while improving the experience of our team members and guests.
We will continue to accelerate our international unit growth. Our primary focus will be the traditional franchising model, supported with brand-building media and innovative new products to create awareness and trial of our Louisiana Heritage.  We will selectively consider direct capital investments where opportunities exist to unlock new unit growth.

Additionally, we will continue to make select investments in domestic Company-operated restaurants to lead the system on matters such as real estate selection, store design and layout, and people practices.
Binding our culture and our new roadmap together is our brand purpose, “Food That Ignites Our Desire to Serve”. Our brand purpose and the principles that support it are a meaningful belief system that defines our food, our people and our focus on the guest. These beliefs will guide our franchisees, restaurant general managers, and team members in a way that we believe will sustain superior performance results.
First Quarter 2016 Overview

•
Total revenues increased 3.4% to $82.2 million in 2016, from $79.5 million in the prior year. The $2.7 million increase in revenues was primarily due to $2.7 million increase in franchise royalties and $0.2 million in lease termination fees partially off-set by a $0.1 million decrease in sales by Company-operated restaurants and a $0.1 million decrease in franchise fees. Franchise royalties were driven by net unit growth and positive same store sales.

•
Reported net income was $12.9 million, or $0.58 per diluted share, compared to $13.6 million, or $0.58 per diluted share in the first quarter 2015. Adjusted earnings per diluted share was $0.58 in both the first quarter of 2016 and 2015. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Total system-wide sales increased by 6.4% in the first quarter 2016 as a result of net unit growth of the system and same-store sales performance.

•	Global same-store sales increased 1.6% in 2016 compared to a 7.0% increase in 2015.

•
Total domestic same-store sales increased 1.1%, compared to a 7.1% increase last year, for a two-year compounded growth rate of 8.3%. Popeyes has increased its domestic market share of the chicken-QSR category to 26.3% compared to 24.6% last year.

•	International same-store sales increased 6.2%, compared to 6.1% last year.

•
Sales by Company-operated restaurants were $34.6 million in the first quarter compared to $34.7 million last year. Company-operated restaurant operating profit was $7.0 million, or 20.2% of sales, compared to $7.5 million, or 21.6% of sales in 2015. Lower sales and operating profit in our new markets and higher labor costs were partially offset by favorable poultry and grocery basket costs. Company-operated restaurant operating profit and Company-operated restaurant operating profit margin are supplemental non-GAAP measures of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Through the first 16 weeks of fiscal 2016, Operating EBITDA was $25.0 million, or 30.4% of total revenue, compared to $26.1 million, or 32.8% of total revenue, last year.  Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.” The $1.1 million decrease in Operating EBITDA was primarily due to a $3.4 million planned increase in general and administrative investments supporting our new strategic roadmap, information technology, and other general and administrative expenses and a $0.5 million decrease in Company-operated restaurant operating profit, partially offset by a $2.6 million increase in franchise royalties and fees.

•
Through the first 16 weeks of fiscal 2016, free cash flow was $16.8 million, compared to $17.7 million in 2015. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
The Popeyes system opened 44 restaurants, which included 19 domestic and 25 international restaurants, compared to 53 total openings in the same period of last year. Net restaurant openings were 25, compared to 35 net restaurant openings in the same period last year.

•
As of the end of the first quarter in 2016, the Company operated and franchised 2,569 restaurants, compared to 2,420 at the end of the first quarter in 2015, representing net unit growth of 6.2% over the last twelve months.

•	The Company repurchased 554,086 shares of its common stock for approximately $30.0 million in the first quarter.

A summary of our financial results and key operational metrics is presented below:

	16 Weeks Ended
(Dollars in millions except per share data)	4/17/2016	4/19/2015
Revenues:
Sales by Company-operated restaurants	$34.6	$34.7
Franchise royalties and fees (a)	45.7	43.1
Rent from franchised restaurants	1.9	1.7
Total revenues	$82.2	$79.5

Operating profit	$22.1	$23.1

Net income	$12.9	$13.6

Earnings per common share, basic	$0.58	$0.59
Earnings per common share, diluted	$0.58	$0.58

Global system-wide sales increase	6.4%	13.7%

Same-store sales increase (b)
Company-operated restaurants	(2.4)%	1.0%
Domestic franchised restaurants	1.2%	7.4%
Total domestic (Company-operated and franchised restaurants)	1.1%	7.1%
International franchised restaurants	6.2%	6.1%
Total global system	1.6%	7.0%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	70	65
New restaurant openings	—	1
Restaurants at quarter-end	70	66

Franchised restaurants (domestic and international)
Restaurants at beginning of period	2,469	2,314
New restaurant openings	44	52
Permanent closings	(19)	(18)
Temporary (closings)/re-openings, net	5	6
Restaurants at quarter-end	2,499	2,354
Total system restaurants	2,569	2,420

(a)
Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the sixteen weeks ended April 17, 2016 and April 19, 2015, franchisee sales, as reported by our franchisees, were approximately $945.9 million and $886.5 million, respectively.

(b)
Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks. Unit conversions are included immediately upon conversion. Temporary closings are excluded from same- store sales for the period they are closed.

Looking Forward to the Remainder of 2016

The Company is on track to deliver its 2016 full year guidance and is confident in its future outlook. The Company reiterates the following guidance:

•	System-wide same-store sales growth in the range of 2.0% to 3.0%.

•	New restaurant openings in the range of 200 to 235, including approximately 85 to 100 internationally and three to five new Company-operated restaurants.

•	Net new restaurant openings in the range of 140 to 185, for a net unit growth rate of approximately 6% to 7%.

•	General and administrative expenses to be approximately 2.9% to 3.0% of system-wide sales, maintaining a rate that supports long-term growth.

•	Capital expenditures to be in the range of $10 million to $15 million, including approximately $10 million for Company-operated restaurant development.

•	Earnings per diluted share and adjusted earnings per diluted share in the range of $2.10 to $2.15.

•
Share repurchases of $80 million to $120 million in outstanding shares, compared to $62 million in 2015 with $60 million purchased from operating cash flows and up to $60 million from additional borrowings.

•	Effective income tax rate in 2016 to be approximately 38%.
Comparisons of the First Quarter for 2016 and 2015
Company-operated Restaurants
Sales by Company-operated restaurants were $34.6 million in the first quarter of 2016, a $0.1 million decrease from the first quarter of 2015. The decrease was primarily due to 2.4% same store sales decrease and lower sales at new openings rolling over high opening volumes partially off-set by four net openings over the last four consecutive quarters.
Company-operated restaurant operating profit (“ROP”) was $7.0 million, or 20.2% of sales, compared to $7.5 million, or 21.6% of sales last year. The $0.5 million decrease in ROP was primarily due to lower sales and restaurant operating profit in our new markets and higher labor costs partially off-set by lower chicken and grocery basket costs. Company-operated restaurant operating profit and Company-operated restaurant operating profit margin are supplemental non-GAAP measures of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures”.
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
Franchise royalties and fees were $45.7 million in the first quarter of 2016, a $2.6 million increase from the first quarter of 2015. The increase was primarily due to a $3.0 million increase in royalty revenue from positive same-store sales and new franchised restaurants partially off-set by the negative impacts of weakening foreign currencies against the US dollar of approximately $0.3 million and a $0.1 million decrease in franchise fees and other franchise revenues.
General and Administrative Expenses
General and administrative expenses were $28.7 million, or 2.9% of system-wide sales, compared to $25.3 million, or 2.7% of system-wide sales last year.
The $3.4 million increase in general and administrative expenses was primarily due to planned investments to support our new strategic roadmap, information technology and other general and administrative expenses, specifically:
•a $1.5 million increase in domestic franchisee operations support expenses,
•a $0.8 million increase in information technology expenses,

•a $0.5 million increase in costs associated with our international franchisee conference, and
•a $0.6 million increase in stock-based compensation expense and other general and administrative expenses, net.
Depreciation and Amortization
Depreciation and amortization was $3.0 million compared to $2.9 million last year. The $0.1 million increase in depreciation and amortization was primarily attributable to depreciation associated with ownership of additional Company-operated restaurants.
Other Expenses (Income), Net
Other expense (income), net consisted of $0.1 million other income for the sixteen week period ended April 17, 2016 compared to $0.1 million other expense last year. The $0.2 million decrease in expense was due to executive transition expense in the first quarter 2015.
Operating Profit
Operating profit was $22.1 million, a $1.0 million decrease compared to 2015. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	16 Weeks Ended
(Dollars in millions)	4/17/2016	4/19/2015	Fluctuation	As a Percent
Franchise operations	$19.5	$20.1	$(0.6)	(3.0)%
Company-operated restaurants	5.5	6.0	(0.5)	(8.3)%
Operating profit before unallocated expenses	25.0	26.1	(1.1)	(4.2)%
Less unallocated expenses:
Depreciation and amortization	3.0	2.9	(0.1)	(3.4)%
Other expenses (income), net	(0.1)	0.1	0.2	200.0%
Operating profit	$22.1	$23.1	$(1.0)	(4.3)%
Franchise operations segment operating profit was $19.5 million for the sixteen weeks ended April 17, 2016, a $0.6 million or 3% decrease from 2015. The $0.6 million decrease in operating profit was primarily due to the $3.4 million increase in general and administrative expenses primarily associated with increases in domestic franchisee operations and information technology support, business conference expenses and other administrative expenses, partially offset by a $2.6 million increase in franchise royalties and fees and by a $0.2 million increase in rent from franchised restaurants, mainly due to lease termination fees.

Company-operated restaurants segment operating profit was $5.5 million for the sixteen weeks ended April 17, 2016, a $0.5 million or 8.3% decrease from 2015. The decrease was attributable to the $0.5 million decrease in restaurant operating profit.

Interest Expense, Net
Interest expense, net for the sixteen weeks ended April 17, 2016 and April 19, 2015 was $1.3 million and $1.1 million, respectively. The $0.2 million increase in interest expense was primarily due to higher outstanding borrowing under the 2016 Revolving Credit Facility and the write-off of debt issuance costs associated with the replacement of the 2013 Revolving Credit Facility.

Income Tax Expense
Income tax expense was $7.9 million at an effective tax rate of 38.0%, compared to an effective tax rate of 38.2% in 2015. The lower effective tax rate for the first quarter 2016 is primarily due to the re-enactment of research and employment credits through 2019.

Liquidity and Capital Resources
We finance our business activities with cash flows generated from our operating activities and borrowings under our credit facility.
Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $13.4 million as of April 17, 2016), available borrowings under the 2016 Revolving Credit Facility (approximately $118.4 million available as of April 17, 2016) and the ability to request incremental revolving credit commitments up to an additional $150.0 million under the 2016 Credit Facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $14.8 million and $9.2 million for the sixteen weeks ended April 17, 2016 and April 19, 2015, respectively. The $5.6 million increase in cash flows from operating activities was primarily due to a $3.7 million decrease in excess tax benefits from stock-based compensation, a $2.6 million decrease in tax payments related to restricted stock vesting awards, and a $1.8 million dollar reduction in income tax payments, partially offset by $1.1 million decrease in Operating EBITDA and $1.4 million decrease in changes to other operating assets and liabilities, net.
Our cash flows from operating activities and available borrowings allow us to reinvest in our core business activities that promote the Company’s strategic initiatives. Our priorities in the use of available cash after investment in growth strategies are to repurchase shares of our common stock and to reduce long-term debt.
Net cash used in investing activities was $3.2 million and $5.7 million for the sixteen weeks ended April 17, 2016 and April 19, 2015, respectively. The $2.5 million decrease in investing activities consists of a $2.3 million decrease in capital expenditures and $0.2 million proceeds from the disposition of property and equipment. The $2.3 million decrease in capital expenditures is primarily due to the reduction in construction of new Company-operated restaurants:

	16 Weeks Ended
(In millions)	4/17/2016	4/19/2015
Construction of new Company-operated restaurants	$2.3	$5.2
Information technology and corporate office expansion	0.8	0.3
Other capital assets	0.3	0.2
Total capital expenditures	$3.4	$5.7
Net cash used in financing activities was $7.3 million for the sixteen weeks ended April 17, 2016 compared to net cash used in financing activities of $5.6 million for the sixteen weeks ended April 19, 2015. The increase of net cash used in financing activities of $1.7 million was primarily due to a $19.0 million increase in share repurchases, a $3.7 million decrease in excess tax benefits from stock-based payment arrangements, and a $1.1 million increase in debt issuance costs, and a $0.4 million decrease in proceeds from the exercise of employee stock options, partially off-set by a $22.5 million net borrowings under the credit facilities in 2016.
The Company uses Consolidated Total Leverage Ratio (“Total Leverage Ratio”) to measure compliance with its covenants and borrowing capacity under its 2016 Revolving Credit Facility. The Company also believes that its total leverage ratio is a helpful measure for investors to assess its overall debt leverage, which affects its ability to refinance its long-term debt as it matures, the cost of existing debt, the capacity to incur additional debt to invest in its strategic initiatives, and the ability to repurchase and retire its common shares. The Total Leverage Ratio was 1.5 to 1 and 1.2 to 1 at April 17, 2016 and December 27, 2015, respectively. Consolidated Total Leverage Ratio is a supplemental non-GAAP financial measure. See the heading “Management’s Use of Non-GAAP Financial Measures.”
The Company is in compliance with all debt covenant requirements.
We repurchased 554,086 shares of our common stock for approximately $30.0 million during the sixteen weeks ended April 17, 2016.
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
There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the 2015 Form 10-K.
Contractual Obligations
The Company’s material contractual obligations are summarized and included in the 2015 Form 10-K.
Long-Term Debt
For a discussion of our long-term debt, see Note 6 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report. That note is hereby incorporated by reference into this Item 2. See Note 9 to the consolidated financial statements in the 2015 Form 10-K for more information about the Company’s long-term debt.
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
Accounting Pronouncements That We Have Not Yet Adopted
See Note 2 to our condensed consolidated financial statements at Part 1, Item 1 to this quarterly report for impacts of accounting pronouncements which have been issued but not yet adopted on the Company’s financial position and results of operations. That note is hereby incorporated by reference into this Item 2. See Note 3 to the consolidated financial statements in the 2015 Form 10-K for more information about recent accounting pronouncements that the Company has not yet adopted.

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

Adjusted earnings per diluted share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

i.	other expense (income), net, which included $0.1 million net gain on sales of assets for the 16 weeks ended April 17, 2016 and April 19, 2015,

ii.	$0.2 million in executive transition expenses in the sixteen weeks ended April 19, 2015, and

iii.	the tax effect of these adjustments at the effective statutory rates.

Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for the sixteen week periods ended April 17, 2016 and April 19, 2015, respectively, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure.

	16 Weeks Ended
(In millions, except per share data)	4/17/2016	4/19/2015
Net income	$12.9	$13.6
Other expense (income), net	(0.1)	0.1
Tax effect	0.1	(0.1)
Adjusted earnings	$12.9	$13.6
Adjusted earnings per diluted share	$0.58	$0.58
Weighted average diluted shares outstanding	22.4	23.3
Operating EBITDA: Calculation and Definition
The Company defines operating EBITDA as earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net. The following table reconciles on a historical basis for the sixteen week periods ended April 17, 2016 and April 19, 2015, respectively, the Company’s operating EBITDA on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure. Operating EBITDA margin is defined as operating EBITDA divided by total revenues.

	16 Weeks Ended
(Dollars in millions)	4/17/2016	4/19/2015
Net income	$12.9	$13.6
Interest expense, net	1.3	1.1
Income tax expense	7.9	8.4
Depreciation and amortization	3.0	2.9
Other expenses (income), net	(0.1)	0.1
Operating EBITDA	$25.0	$26.1
Total revenues	$82.2	$79.5
Operating EBITDA margin	30.4%	32.8%

Company-operated restaurant operating profit: Calculation and Definition
The Company defines Company-operated restaurant operating profit as sales by Company-operated restaurants minus restaurant food, beverages and packaging minus restaurant employee, occupancy and other expenses. The following table reconciles on a historical basis for the sixteen week periods ended April 17, 2016 and April 19, 2015, respectively, Company-operated restaurant operating profit to the line item on its condensed consolidated statement of operations entitled sales by Company-operated restaurants, which the Company believes is the most directly comparable GAAP measure. Company-operated restaurant operating profit margin is defined as Company-operated restaurant operating profit divided by sales by Company-operated restaurants.

	16 Weeks Ended
(Dollars in millions)	4/17/2016	4/19/2015
Sales by Company-operated restaurants	$34.6	$34.7
Restaurant food, beverages and packaging	10.9	11.3
Restaurant employee, occupancy and other expenses	16.7	15.9
Company-operated restaurant operating profit	$7.0	$7.5
Company-operated restaurant operating profit margin	20.2%	21.6%

Free cash flow: Calculation and Definition
The Company defines free cash flow as net income plus depreciation and amortization plus stock-based compensation expense, minus maintenance capital expenditures which includes: for the sixteen weeks ended April 17, 2016, $0.8 million of information technology and other corporate assets and $0.3 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities and equipment; and for the sixteen weeks ended April 19, 2015, $0.3 million of information technology and other corporate assets and $0.2 million in other capital assets to maintain, replace and extend the lives of Company-operated restaurant facilities.

The following table reconciles on a historical basis for the sixteen week periods ended April 17, 2016 and April 19, 2015, respectively, the Company’s free cash flow on a consolidated basis to the line on its consolidated statements of operations entitled net income, which the Company believes is the most directly comparable GAAP measure.

	16 Weeks Ended
(Dollars in millions)	4/17/2016	4/19/2015
Net income	$12.9	$13.6
Depreciation and amortization	3.0	2.9
Stock-based compensation expense	2.0	1.7
Maintenance capital expenditures	(1.1)	(0.5)
Free cash flow	$16.8	$17.7

Consolidated Total Leverage Ratio: Calculation and Definition
The Company calculates Consolidated Total Leverage Ratio, in accordance with its 2016 Revolving Credit Facility, as the ratio of Consolidated Total Indebtedness divided by Consolidated EBITDA. Consolidated Total Indebtedness is generally defined under the 2016 Revolving Credit Facility as total indebtedness reflected on our balance sheet plus outstanding letters of credit. Consolidated EBITDA is defined in the 2016 Revolving Credit Facility as earnings before interest expense, taxes, depreciation and amortization, other expenses (income), net, and stock-based compensation expense for the four immediately preceding fiscal quarters.
Set forth below is the calculation of Consolidated Total Leverage Ratio as of April 17, 2016 and December 27, 2015 and the reconciliations of Consolidated Total Indebtedness and Consolidated EBITDA to their most comparable GAAP measures: current debt maturities and long-term debt, for Consolidated Total Indebtedness, and net income, for Consolidated EBITDA.

	52 weeks ended
(Dollars in millions)	4/17/2016	12/27/2015
Current debt maturities	$0.5	$0.3
Long-term debt	135.5	112.3
Total indebtedness	136.0	112.6
Outstanding letters of credit	0.1	0.1
Consolidated Total Indebtedness	$136.1	$112.7

Net income	$43.4	$44.1
Interest expense, net	3.9	3.7
Income tax expense	26.0	26.5
Depreciation and amortization	9.8	9.7
Other expenses (income), net	(0.2)	—
Stock-based compensation expense	7.0	6.7
Consolidated EBITDA	$89.9	$90.7

Consolidated Total Leverage Ratio	1.5	1.2

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s planned implementation of its strategic plan, planned share repurchases, projections and expectations regarding same-store sales for fiscal 2016 and beyond, expectations regarding future growth and commodity costs, expectations regarding restaurant reimaging, guidance for new restaurant openings and closures, effective income tax rate, and the Company’s anticipated 2016 and long-term performance, including projections regarding general and administrative expenses, capital expenditures, and adjusted earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, our ability to protect our information systems against cyber attacks or information security breaches, our ability to protect individually identifiable data of our customers, franchisees and employees, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2016 Revolving Credit Facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our 2016 Revolving Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in the Company’s 2015 Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, which details are incorporated herein by reference. Therefore, you should not place undue reliance on any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Market Risk. We are exposed to market risk from changes in chicken and other commodity prices. Chicken is the principal raw material for our Popeyes operations, constituting approximately 40% of our combined “Restaurant food, beverages and packaging” costs. Food costs are significantly affected by fluctuations in the cost of chicken, which can result from a number of factors, including increases in the cost of corn and soy, disease, declining market supply of QSR sized chickens and other factors that affect availability, and greater international demand for domestic chicken products. We are affected by fluctuations in the cost of other commodities including shortening, wheat, gasoline and utility price fluctuations. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken pricing contracts with chicken suppliers. The contracts, which pertain to a vast majority of our system-wide purchases for Popeyes, are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. has entered into commodity pricing agreements for certain commodities including corn, soy and wheat which impact the price of chicken and other food costs.
Instances of food-borne illness or avian flu could adversely affect the price and availability of chicken. In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for us and could result in a decline in our sales.
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the sixteen weeks ended April 17, 2016 and April 19, 2015, foreign currency revenues represented approximately 4.7% and 4.4%, respectively, of our total revenues. All other things being equal, for the sixteen weeks ended April 17, 2016, operating profit would have decreased by approximately $0.3 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of April 17, 2016, approximately $1.4 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 26 foreign countries with approximately 52% of our revenues from international royalties originating from restaurants in South Korea, Canada and Turkey.
Interest Rate Risk With Respect to our 2016 Revolving Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2016 Revolving Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of April 17, 2016, we had outstanding borrowings under our 2016 Revolving Credit Facility of $131.5 million.
As of April 17, 2016, the Company’s weighted average interest rate for all outstanding indebtedness under the 2016 Revolving Credit Facility was approximately 2.4%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2016 Revolving Credit Facility would be approximately $0.5 million.
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
(d) Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the sixteen week period ended April 17, 2016 covered by this report.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our 2015 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2016, we repurchased 554,086 shares of our common stock as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 1 (12/28/15 — 01/24/16)	—	$—	—	$193,028,046
Period 2 (01/25/16 — 02/21/16)	83,213	$60.10	83,213	$188,026,564
Period 3 (02/22/16 — 03/20/16)	136,603	$54.92	136,603	$180,523,930
Period 4 (03/21/16 — 04/17/16)	334,270	$52.33	334,270	$163,030,668
Total	554,086	$54.14	554,086	$163,030,668

Item 5. Other Information.
On May 24, 2016, the Company entered into new employment agreements (collectively, the “New Employment Agreements” and each a “New Employment Agreement”) with certain of our executive officers (collectively, the “executives” and each an “executive”). The executives are our President - International, Andrew G. Skehan, our Chief Financial Officer, William P. Matt, our General Counsel, Chief Administrative Officer and Corporate Secretary, Harold M. Cohen and our Chief Operating Officer-US, John K. Merkin. Each New Employment Agreement provides for a term through December 31, 2016, and will be automatically extended for additional one year periods unless and until either the Company or the executive gives to the other written notice not less than ninety (90) days prior to the applicable renewal date of a decision not to renew for an additional year
Compensation terms in the New Employment Agreements were unchanged. The New Employment Agreements provide that each executive is eligible for health insurance and disability insurance and other customary employee benefits. If the Company at any time terminates an executive’s employment without Cause, or if an executive voluntarily terminates the agreement as a result of a constructive discharge, the New Employment Agreements entitle each executive (other than Mr. Cohen) to (1) a cash payment equal to the sum of one times his then current base salary and one times his then current target annual cash bonus and (2) the accelerated vesting of his then outstanding equity awards, notwithstanding the terms under which such awards were granted, except that awards with performance-based vesting conditions will be governed by their original terms. Mr. Cohen’s agreement entitles him to a cash payment equal to the sum of two times his then current base salary and two times his then current target annual cash bonus. The terms governing the accelerated vesting of Mr. Cohen’s equity awards are the same as those described above.
The New Employment Agreements also contain customary non-competition and non-solicitation covenants and covenants regarding the treatment of confidential information.
The foregoing descriptions of the New Employment Agreements are general descriptions and are qualified in their entirety by reference to the applicable agreement that is included as an Exhibit to this Form 10-Q.

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

10.1#
Employment Agreement, dated February 22, 2016, between the Company and Cheryl A. Bachelder (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 23, 2016).

10.2#	Employment Agreement, dated February 22, 2016, between the Company and Richard H. Lynch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 23, 2016).

10.3#	Employment Agreement, dated May 24, 2016, between the Company and Andrew G. Skehan.

10.4#	Employment Agreement, dated May 24, 2016, between the Company and William P. Matt.

10.5#	Employment Agreement, dated May 24, 2016, between the Company and Harold M. Cohen.

10.6#	Employment Agreement, dated May 24, 2016, between the Company and John K. Merkin.

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Popeyes Louisiana Kitchen, Inc.

Date: May 25, 2016	By:	/s/ William P. Matt
William P. Matt
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)