Form 10-Q
period 2016-07-10
POPEYES LOUISIANA KITCHEN, INC.
filed 2016-08-16
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 10, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
As of August 5, 2016 there were 21,274,149 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Popeyes Louisiana Kitchen, Inc.

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	7/10/2016	12/27/2015
Current assets:
Cash and cash equivalents	$7.9	$9.1
Accounts and current notes receivable, net	9.7	9.2
Other current assets	5.0	8.5
Advertising cooperative assets, restricted	32.9	35.4
Total current assets	55.5	62.2
Long-term assets:
Property and equipment, net	98.9	97.7
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	94.0	94.2
Other long-term assets, net	0.8	0.8
Total long-term assets	204.8	203.8
Total assets	$260.3	$266.0
Current liabilities:
Accounts payable	$6.4	$6.7
Other current liabilities	7.6	13.1
Current debt maturities	0.5	0.3
Advertising cooperative liabilities	32.9	35.4
Total current liabilities	47.4	55.5
Long-term liabilities:
Long-term debt	145.9	111.6
Deferred credits and other long-term liabilities	41.1	39.3
Total long-term liabilities	187.0	150.9
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 21,450,410 and 22,449,697 shares issued and outstanding at July 10, 2016 and December 27, 2015, respectively)	0.2	0.2
Capital in excess of par value	—	—
Accumulated earnings	26.2	59.6
Accumulated other comprehensive loss	(0.5)	(0.2)
Total shareholders’ equity	25.9	59.6
Total liabilities and shareholders’ equity	$260.3	$266.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		28 Weeks Ended
	7/10/2016	7/12/2015	7/10/2016	7/12/2015
Revenues:
Sales by Company-operated restaurants	$25.2	$25.1	$59.8	$59.8
Franchise royalties and fees	35.3	33.0	81.0	76.1
Rent from franchised restaurants	1.2	1.3	3.1	3.0
Total revenues	61.7	59.4	143.9	138.9
Expenses:
Restaurant food, beverages and packaging	8.0	8.1	18.9	19.4
Restaurant employee, occupancy and other expenses	12.5	12.1	29.2	28.0
General and administrative expenses	20.8	19.0	49.5	44.3
Occupancy expenses - franchise restaurants	0.6	0.7	1.5	1.6
Depreciation and amortization	2.3	2.3	5.3	5.2
Other expenses (income), net	—	(0.3)	(0.1)	(0.2)
Total expenses	44.2	41.9	104.3	98.3
Operating profit	17.5	17.5	39.6	40.6
Interest expense, net	1.0	0.8	2.3	1.9
Income before income taxes	16.5	16.7	37.3	38.7
Income tax expense	6.2	6.4	14.1	14.8
Net income	$10.3	$10.3	$23.2	$23.9

Earnings per common share, basic:	$0.48	$0.45	$1.06	$1.04
Earnings per common share, diluted:	$0.47	$0.44	$1.05	$1.03

Weighted-average shares outstanding:
Basic	21.6	22.9	21.9	22.9
Diluted	21.8	23.2	22.1	23.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	12 Weeks Ended		28 Weeks Ended
	7/10/2016	7/12/2015	7/10/2016	7/12/2015
Net income	$10.3	$10.3	$23.2	$23.9
Other comprehensive income (loss)
Unrealized derivative losses arising during the period	(0.1)	(0.1)	(0.7)	(0.7)
Reclassification of derivative losses into net income	0.1	0.1	0.3	0.3
Other comprehensive (loss), before income taxes	—	—	(0.4)	(0.4)
Income tax benefit on other comprehensive (loss)	—	—	(0.1)	(0.1)
Other comprehensive (loss), net of income taxes	—	—	(0.3)	(0.3)
Comprehensive income	$10.3	$10.3	$22.9	$23.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Earnings		Total
Balance at December 27, 2015	22,449,697	$0.2	$—	$59.6	$(0.2)	$59.6
Net income	—	—	—	23.2	—	23.2
Other comprehensive loss, net of income tax	—	—	—	—	(0.3)	(0.3)
Repurchases and retirement of shares	(1,086,950)	—	(3.4)	(56.6)	—	(60.0)
Issuance of common stock under stock option plan	26,167	—	0.4	—	—	0.4
Issuance of restricted stock awards, net of forfeitures	61,496	—	(2.4)	—	—	(2.4)
Excess tax benefits from stock-based compensation	—	—	1.5	—	—	1.5
Stock-based compensation expense	—	—	3.9	—	—	3.9
Balance at July 10, 2016	21,450,410	$0.2	$—	$26.2	$(0.5)	$25.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	28 Weeks Ended
	7/10/2016	7/12/2015
Cash flows provided by (used in) operating activities:
Net income	$23.2	$23.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5.3	5.2
Net (gain) loss on sale and disposal of assets	(0.1)	(0.2)
Deferred income taxes	(0.5)	0.5
Non-cash interest expense, net	0.3	0.2
Excess tax benefits from stock-based payment arrangements	(1.5)	(6.7)
Stock-based compensation expense	3.9	3.2
Change in operating assets and liabilities:
Accounts receivable	(0.4)	0.2
Other operating assets	4.9	6.5
Accounts payable and other operating liabilities	(6.2)	(5.3)
Net cash provided by operating activities	28.9	27.5
Cash flows provided by (used in) investing activities:
Capital expenditures	(5.3)	(7.9)
Proceeds from dispositions of property and equipment	0.2	0.1
Net cash used in investing activities	(5.1)	(7.8)
Cash flows provided by (used in) financing activities:
Principal payments — 2013 credit facility	(109.0)	—
Borrowings under 2016 credit facility	143.5	—
Share repurchases	(60.0)	(26.0)
Proceeds from exercise of employee stock options	0.4	1.0
Excess tax benefits from stock-based payment arrangements	1.5	6.7
Debt issuance costs	(1.1)	—
Other financing activities, net	(0.3)	(0.3)
Net cash used in financing activities	(25.0)	(18.6)
Net increase (decrease) in cash and cash equivalents	(1.2)	1.1
Cash and cash equivalents at beginning of year	9.1	8.4
Cash and cash equivalents at end of quarter	$7.9	$9.5
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
Note 2 — Significant Accounting Policies
The Company’s significant accounting policies are presented in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 27, 2015, which are contained in the Company’s 2015 Annual Report on Form 10-K (the “2015 Form 10-K”). The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 27, 2015 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of July 10, 2016, have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2015 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2015 Form 10-K.
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

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/10/2016	7/12/2015	7/10/2016	7/12/2015
Franchise royalties	$34.3	$32.2	$78.6	$73.8
Franchise fees	1.0	0.8	2.4	2.3
Franchise royalties and fees	$35.3	$33.0	$81.0	$76.1
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

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Revisions. To conform with current year presentation, a revision was made to the condensed consolidated statements of comprehensive income for the twelve and twenty-eight week periods ended July 12, 2015 to reflect the reclassification of derivative losses into net income separate from unrealized derivative losses arising during the period. The reclassification of derivative losses into net income was $0.1 million and $0.3 million for the twelve and twenty-eight weeks ended July 12, 2015, respectively. The revision had no impact on other comprehensive income (loss), net of income taxes. The reclassifications noted above represent corrections that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.
Recently Adopted Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Interest -Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The update issued guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation a debt discount. The Company adopted ASU 2015-3 in the first quarter of 2016 and for all retrospective periods as required. The Company had $1.5 million and $0.7 million of debt issuance costs at July 10, 2016 and December 27, 2015, respectively. The reclassification for debt issuance costs resulted in a decrease to Other long-term assets, net and a decrease to Long-term debt on the Company’s December 27, 2015 condensed consolidated balance sheet.
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
In February 2016, the FASB issued ASU 2016-2, “Leases,” which amends the current lease standards by requiring companies to recognize a right-of-use asset, a lease liability for all operating and capital leases (financing) with lease terms greater that twelve months, and disclosure of key information about leasing arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2018 (fiscal 2019 for the Company), and early adoption is permitted. We have not yet determined the effect of the adoption on our condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-9, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. This guidance changes how companies account for certain aspects of share-based payment awards to employees including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for the reporting periods beginning after December 15, 2016 (fiscal 2017 for the Company). We have not yet determined the effect of the adoption on our condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We have reviewed other recently issued accounting pronouncements by the FASB and other standards-setting bodies and concluded that they are either not applicable to our business or are not expected to have a material impact on the financial statements upon adoption.
Note 3 — Other Current Assets

(In millions)	7/10/2016	12/27/2015
Prepaid income taxes	$0.7	$3.6
Prepaid expenses and other current assets	4.3	4.9
Total	$5.0	$8.5
Note 4 — Other Current Liabilities

(In millions)	7/10/2016	12/27/2015
Accrued wages, bonuses and severances	$4.6	$8.7
Other	3.0	4.4
Total	$7.6	$13.1

Note 5 — Fair Value Measurements
The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of July 10, 2016 and December 27, 2015:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
July 10, 2016
Financial Assets
Cash equivalents	$6.7	$—	$—	$6.7
Total assets at fair value	$6.7	$—	$—	$6.7
Financial Liabilities
Long term debt and other borrowings	$—	$149.9	$—	$147.9
Interest rate swap agreement	—	0.8	—	0.8
Total liabilities at fair value	$—	$150.7	$—	$148.7

December 27, 2015
Financial Assets
Cash equivalents	$9.6	$—	$—	$9.6
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$13.9	$—	$—	$13.9
Financial Liabilities
Long term debt and other borrowings	$—	$115.5	$—	$112.6
Interest rate swap agreement	—	0.4	—	0.4
Total liabilities at fair value	$—	$115.9	$—	$113.0
There were no transfers among levels within the fair value hierarchy during the twenty-eight weeks ended July 10, 2016.
At July 10, 2016 and December 27, 2015, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The fair value of the Company’s interest rate swap at July 10, 2016 and December 27, 2015, respectively, was based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”). The fair value of each of the Company’s long-term debt instruments is based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for a similar debt instrument of comparable maturity and is considered a Level 2 valuation.
Note 6 — Long-term Debt

(In millions)	7/10/2016	12/27/2015
2013 Revolving Credit Facility	$—	$109.0
2016 Revolving Credit Facility	143.5	—
Capital lease obligations	2.2	2.2
Promissory note	1.0	—
Other notes	1.2	1.4
	147.9	112.6
Less current portion	(0.5)	(0.3)
Less unamortized debt issuance costs	(1.5)	(0.7)
Long-term debt	$145.9	$111.6
2016 Revolving Credit Facility. On January 22, 2016, the Company entered into a five-year $250.0 million secured revolving credit facility (the “2016 Revolving Credit Facility”) that replaced the Company’s 2013 revolving credit facility (the “2013 Revolving Credit Facility”) that consisted of a five-year $135.0 million revolving credit facility.
Under the terms of the 2016 Revolving Credit Facility, the Company can request additional revolving loan commitments of up to $150.0 million. The Company may also obtain other short-term borrowings up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2016 Revolving Credit Facility. As of July 10, 2016, the Company had $0.1 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $106.4 million as of July 10, 2016. Other key terms in the 2016 Revolving Credit Facility include the following:

•	The Company must maintain a Consolidated Total Leverage Ratio of less than or equal to 4.00 to 1.0.

•	The Company must maintain a Minimum Consolidated Fixed Charge Coverage Ratio of greater than or equal to 1.25 to 1.0.

•	The Company may repurchase and retire its common shares when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.0 (subject to certain conditions).

•
Borrowings under the 2016 Revolving Credit Facility will bear interest based upon the LIBOR Rate or the Base Rate (each as defined in the 2016 Revolving Credit Facility) plus an applicable margin based on the Company’s Consolidated Total Leverage Ratio (as defined in the facility). The borrowings currently bear interest at the LIBOR Rate plus 1.50%, the same as in the prior facility. The Company will pay (quarterly in arrears) an annual commitment fee based on its Consolidated Total Leverage Ratio on the unused portions of the facility.

As of the end of the second quarter 2016, the Company was in compliance with the financial and other covenants of the 2016 Revolving Credit Facility. The Company’s weighted average interest rate for all outstanding indebtedness under the 2016 Revolving Credit Facility, including fixed and floating rate debt, was 2.4% as of July 10, 2016.
Promissory Note. On February 12, 2016, the Company entered into a five-year $1.0 million promissory note for the purchase of land. Under the terms of the promissory note, the Company will pay five equal annual installments of $0.2 million plus 1.75% interest beginning in the first quarter 2017.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
The Effect of Derivative Instruments on the Statement of Operations
Amount of Loss Reclassified from AOCI to Income

	12 Weeks Ended		28 Weeks Ended
($ in Millions)	7/10/16	7/12/15	7/10/16	7/12/15
Interest expense, net	$0.1	$0.1	$0.3	$0.3

Note 7 — Deferred Credits and Other Long-Term Liabilities

(In millions)	7/10/2016	12/27/2015
Deferred franchise revenues	$7.7	$5.4
Deferred rentals	7.9	8.1
Deferred income taxes	19.9	20.5
Other long-term liabilities	5.6	5.3
Total	$41.1	$39.3
Note 8 — Other Expenses (Income), Net

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/10/2016	7/12/2015	7/10/2016	7/12/2015
Net gain on sale of assets	—	(0.1)	$(0.1)	$(0.2)
Executive transition expenses	—	0.2	—	0.4
Recoveries under Settlement Program	—	(0.4)	—	(0.4)
Other expenses (income), net	$—	$(0.3)	$(0.1)	$(0.2)
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

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 10 — Interest Expense, Net

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/10/2016	7/12/2015	7/10/2016	7/12/2015
Interest on debt	$0.7	$0.5	$1.5	$1.2
Reclassification of derivative losses from AOCI	0.1	0.1	0.3	0.3
Amortization and write-offs of debt issuance costs	0.1	0.1	0.3	0.1
Other debt related charges, net	0.1	0.1	0.2	0.3
Total	$1.0	$0.8	$2.3	$1.9

The $0.2 million and $0.4 million increases in interest expense on debt for the twelve and twenty eight week periods ended July 10, 2016 were primarily due to higher outstanding borrowing under the 2016 Revolving Credit Facility. The increase in amortization and write-offs of debt issuance costs of $0.2 million for the twenty eight week period ending July 10, 2016 includes the write-off of debt issuance costs of $0.1 million associated with the replacement of the 2013 Revolving Credit Facility.
Note 11 — Income Taxes
The Company’s effective tax rates were 37.6% and 38.3% for the twelve week periods ended July 10, 2016 and July 12, 2015, respectively. The Company’s effective tax rates were 37.8% and 38.2% for the twenty-eight week periods ended July 10, 2016 and July 12, 2015, respectively. The lower effective tax rate for the twenty-eight week period ended July 10, 2016 is primarily due to the re-enactment of research and employment credits through 2019. No credits were recorded in the twelve or twenty-eight week period ended July 12, 2015. The Company’s effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

The amount of unrecognized tax benefits were approximately $1.3 million as of July 10, 2016 and December 27, 2015, of which approximately $0.1 million, if recognized, would affect the effective income tax rate.
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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. There were approximately 0.1 million potentially dilutive shares excluded from the computation of diluted earnings per share for the twelve and twenty-eight week periods ended July 10, 2016 and July 12, 2015, respectively.

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/10/2016	7/12/2015	7/10/2016	7/12/2015
Net Income	$10.3	$10.3	$23.2	$23.9

Denominator for basic earnings per share — weighted average shares	21.6	22.9	21.9	22.9
Dilutive employee stock awards	0.2	0.3	0.2	0.4
Denominator for diluted earnings per share	21.8	23.2	22.1	23.3

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

	12 Weeks Ended		28 Weeks Ended
(In millions)	7/10/2016	7/12/2015	7/10/2016	7/12/2015
Revenues
Franchise operations	$36.5	$34.3	$84.1	$79.1
Company-operated restaurants	25.2	25.1	59.8	59.8
	$61.7	$59.4	$143.9	$138.9

Operating profit
Franchise operations	$16.3	$15.8	$35.8	$36.0
Company-operated restaurants	3.5	3.7	9.0	9.6
	19.8	19.5	44.8	45.6
Less unallocated expenses
Depreciation and amortization	2.3	2.3	5.3	5.2
Other expenses (income), net	—	(0.3)	(0.1)	(0.2)
Operating Profit	17.5	17.5	39.6	40.6
Interest expense, net	1.0	0.8	2.3	1.9
Income before income taxes	$16.5	$16.7	$37.3	$38.7

Capital expenditures
Franchise operations	$0.5	$0.3	$1.3	$0.6
Company-operated restaurants	1.4	1.9	4.0	7.3
Total	$1.9	$2.2	$5.3	$7.9

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
As of July 10, 2016, we operated and franchised 2,594 Popeyes restaurants in 48 states, the District of Columbia, three territories, and 26 foreign countries.

Total Operating Restaurants as of:	7/10/2016	12/27/2015
Domestic restaurants:
Company-operated	71	70
Franchised	1,934	1,900
International restaurants:
Franchised	589	569
Total	2,594	2,539

Our Business Strategy
In February 2016, the Company defined a set of growth goals to deliver over the next seven to ten years:

•	Drive our domestic restaurant average unit volumes from $1.4 million to $2.0 million;

•	Drive domestic franchisee profitability from $333,000 to $500,000 per restaurant; and

•	Continue to expand Popeyes brand globally, increasing restaurant count from 2,500 to 4,000 restaurants.
To deliver these growth goals, the Company introduced its next generation strategic roadmap organized around three strategic pillars:

1.	Louisiana Heritage — the source of our relevant, distinctive brand.

2.	Passionate Teams — our conviction that people drive restaurant profitability.

3.	Routine Excellence — our commitment to consistent operational excellence in our restaurants.
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
We will continue to accelerate our international unit growth. Our primary focus will be the traditional franchising model, supported with brand-building media and innovative new products to create awareness and trial of our Louisiana Heritage.  We will selectively consider direct capital investments where we believe opportunities exist to unlock new unit growth.
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
Second Quarter 2016 Highlights

•
Total revenues increased 3.9% to $61.7 million, compared to $59.4 million in the second quarter of 2015. The $2.3 million increase in revenues was primarily due to $2.1 million increase in franchise royalties and a $0.2 million increase in franchise fees. Franchise royalties were driven by net unit growth and positive same store sales.

•
Reported net income was $10.3 million, or $0.47 per diluted share, compared to $10.3 million, or $0.44 per diluted share in the second quarter 2015. Adjusted earnings per diluted share was $0.47 in the second quarter of 2016 compared to $0.44 in the second quarter of 2015. Both earnings per diluted share and adjusted earnings per diluted share had a year over year growth of 6.8%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Total system-wide sales increased by 6.5% in the second quarter 2016 as a result of net new unit growth and same-store sales performance.

•	Global same-store sales increased 0.7% in 2016 compared to a 7.5% increase in the second quarter of 2015.

•
Total domestic same-store sales were flat, compared to a 7.9% increase in the second quarter of 2015. Popeyes increased its domestic market share of the chicken-QSR category to a record high 26.6%, compared to 25.4% in the second quarter of 2015.

•	International same-store sales increased 6.4%, compared to a 4.3% increase in the second quarter of 2015 marking the 26th consecutive quarter of positive international same-store sales growth.

•
Sales by Company-operated restaurants were $25.2 million in the second quarter compared to $25.1 million last year. Company-operated restaurant operating profit was $4.7 million, or 18.7% of sales, compared to $4.9 million, or 19.5% of sales, in the second quarter of 2015. The decrease in restaurant operating profit was primarily due to lower sales in our new markets and higher labor costs which were partially offset by lower chicken and grocery basket costs. Company-operated restaurant operating profit and Company-operated restaurant operating profit margin are supplemental non-GAAP measures of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Operating EBITDA was $19.8 million, or 32.1% of total revenue, in the second quarter, compared to $19.5 million, or 32.8% of total revenue, last year.  Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.” The $0.3 million increase in Operating EBITDA was primarily due to a $2.3 million increase in franchise royalties and fees partially offset by a $1.8 million planned increase in general and administrative expenses to support the Company’s new strategic roadmap and a $0.2 million decrease in Company-operated restaurant operating profit.

•
Through the first 28 weeks of fiscal 2016, free cash flow was $23.6 million, compared to $19.6 million in 2015. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
The Popeyes system opened 43 restaurants, which included 23 domestic and 20 international restaurants, compared to 37 total openings in the same period of last year. Net new restaurant openings were 36, compared to 31 net new restaurant openings in the same period last year.

•
As of the end of the second quarter, the Company operated and franchised 2,594 restaurants, compared to 2,443 at the end of the second quarter in 2015, representing a net new unit growth of 6.2% over the last twelve months.

•	The Company repurchased 532,864 shares of its common stock for approximately $30.0 million in the second quarter.

A summary of our financial results and key operational metrics is presented below:

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions except per share data)	7/10/2016	7/12/2015	7/10/2016	7/12/2015
Revenues:
Sales by Company-operated restaurants	$25.2	$25.1	$59.8	$59.8
Franchise royalties and fees (a)	35.3	33.0	81.0	76.1
Rent from franchised restaurants	1.2	1.3	3.1	3.0
Total revenues	$61.7	$59.4	$143.9	$138.9

Operating profit	$17.5	$17.5	$39.6	$40.6

Net income	$10.3	$10.3	$23.2	$23.9

Earnings per common share, basic	$0.48	$0.45	$1.06	$1.04
Earnings per common share, diluted	$0.47	$0.44	$1.05	$1.03

Global system-wide sales increase	6.5%	13.6%	6.5%	13.7%

Same-store sales increase (b)
Company-operated restaurants	(4.3)%	2.3%	(3.2)%	1.6%
Domestic franchised restaurants	0.2%	8.1%	0.8%	7.7%
Total domestic (Company-operated and franchised restaurants)	—%	7.9%	0.6%	7.5%
International franchised restaurants	6.4%	4.3%	6.2%	5.3%
Total global system	0.7%	7.5%	1.2%	7.2%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	70	66	70	65
New restaurant openings	1	1	1	2
Restaurants at quarter-end	71	67	71	67

Franchised restaurants (domestic and international)
Restaurants at beginning of period	2,499	2,354	2,469	2,314
New restaurant openings	42	36	86	88
Permanent closings	(7)	(6)	(26)	(24)
Temporary (closings)/re-openings, net	(11)	(8)	(6)	(2)
Restaurants at quarter-end	2,523	2,376	2,523	2,376
Total system restaurants	2,594	2,443	2,594	2,443

(a)
Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the second quarter of 2016 and 2015, franchisee sales, as reported by our franchisees, were approximately $731.7 million and $685.8 million, respectively. For the twenty-eight weeks ended July 10, 2016 and July 12, 2015, franchisee sales, as reported by our franchisees, were approximately $1,677.6 million and $1,572.3 million, respectively.

(b)
Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks. Unit conversions are included immediately upon conversion. Temporary closings are excluded from same- store sales for the period they are closed.

Fiscal 2016 Guidance

Based on performance through the second quarter, the Company is making the following adjustments to guidance for the full-year fiscal 2016:

•	System-wide same-store sales growth in the range of 1.0% to 2.0%, a decrease from previous guidance in the range of 2.0% to 3.0%.

•	Two new Company-operated restaurant openings, a decrease from previous guidance of three to five.

In addition, the Company reiterates the following guidance for full-year fiscal 2016:

•	New restaurant openings in the range of 200 to 235, including approximately 85 to 100 internationally.

•	Net new restaurant openings in the range of 140 to 185, for a net new unit growth rate of approximately 6% to 7%.

•	General and administrative expenses to be approximately 2.9% to 3.0% of system-wide sales, maintaining an investment rate that supports long-term growth.

•	Capital expenditures to be in the range of $10 million to $15 million, including approximately $10 million for new Company-operated restaurants and other capital improvements at existing restaurants.

•	Earnings per diluted share and adjusted earnings per diluted share to be in the range of $2.10 to $2.15.

•
Share repurchases of $80 million to $120 million in outstanding shares, compared to $62 million in 2015, with $60 million purchased from operating cash flows and up to $60 million from additional borrowings.

•	Effective income tax rate in 2016 to be approximately 38%.
Comparisons of the Second Quarter for 2016 and 2015
Company-operated Restaurants
Sales by Company-operated restaurants were $25.2 million in the second quarter of 2016, a $0.1 million increase from the second quarter of 2015. The increase was primarily due to four net openings over the last four consecutive quarters, partially offset by a same-store sales decrease of 4.3% and lower sales at new openings rolling over high opening volumes.
Company-operated restaurant operating profit (“ROP”) was $4.7 million, or 18.7% of sales, compared to $4.9 million, or 19.5% of sales last year. The $0.2 million decrease in ROP was primarily due to lower sales in our new markets and higher labor costs partially off-set by lower chicken and grocery basket costs. Company-operated restaurant operating profit and Company-operated restaurant operating profit margin are supplemental non-GAAP measures of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures”.
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
Franchise royalties and fees were $35.3 million in the second quarter of 2016, a $2.3 million increase from the second quarter of 2015. The increase was primarily due to a $2.3 million increase in royalty revenue from positive same-store sales and new franchised restaurants and $0.2 million increase in franchise fees and other franchise revenues partially offset by the negative impacts of weakening foreign currencies against the U.S. dollar of approximately $0.2 million.
General and Administrative Expenses
General and administrative expenses were $20.8 million, or 2.7% of system-wide sales, compared to $19.0 million, or 2.7% of system-wide sales last year.

The $1.8 million increase in general and administrative expenses was primarily due to planned investments to support our new strategic roadmap, information technology and other general and administrative expenses, specifically:
•a $1.0 million increase in domestic franchisee operations support expenses,
•a $0.4 million increase in information technology expenses, and
•a $0.4 million increase in stock-based compensation expense.
Other Expenses (Income), Net
Other expense (income), net was not significant for the twelve week period ended July 10, 2016 compared to $0.3 million other income, net, last year. In 2015, other income included $0.4 million recovered in the settlement of the Company’s claims pursuant to the Deepwater Horizon Economic and Property Damages Settlement and $0.1 million net gain on the sale and disposal of property and equipment, partially offset by $0.2 million of executive transition expenses.
Operating Profit
Operating profit was $17.5 million, for the second quarter of 2016 and 2015. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	12 Weeks Ended
(Dollars in millions)	7/10/2016	7/12/2015	Fluctuation	As a Percent
Franchise operations	$16.3	$15.8	$0.5	3.2%
Company-operated restaurants	3.5	3.7	(0.2)	(5.4)%
Operating profit before unallocated expenses	19.8	19.5	0.3	1.5%
Less unallocated expenses:
Depreciation and amortization	2.3	2.3	—	—%
Other expenses (income), net	—	(0.3)	(0.3)	100.0%
Operating profit	$17.5	$17.5	$—	—%
Franchise operations segment operating profit was $16.3 million for the twelve weeks ended July 10, 2016, a $0.5 million or 3.2% increase from 2015. The $0.5 million increase in operating profit was primarily due to a $2.3 million increase in franchise royalties and fees, partially offset by the $1.8 million increase in general and administrative expenses primarily associated with increases in domestic franchisee operations support and information technology.
Company-operated restaurants segment operating profit was $3.5 million for the twelve weeks ended July 10, 2016, a $0.2 million or 5.4% decrease from 2015. The decrease was attributable to the $0.2 million decrease in restaurant operating profit.

Interest Expense, Net
Interest expense, net for the twelve weeks ended July 10, 2016 and July 12, 2015 was $1.0 million and $0.8 million, respectively. The $0.2 million increase in interest expense was primarily due to higher outstanding borrowings under the 2016 Revolving Credit Facility.

Income Tax Expense
Income tax expense was $6.2 million at an effective tax rate of 37.6%, compared to $6.4 million and an effective tax rate of 38.3% in 2015. The lower effective tax rate for the second quarter 2016 is primarily due to the re-enactment of research and employment credits through 2019.

Comparisons of the Twenty-Eight Weeks Ended July 10, 2016 and July 12, 2015
Company-operated Restaurants
Sales by Company-operated restaurants were $59.8 million in the twenty-eight weeks ended July 10, 2016 and July 12, 2015. Lower sales from a same store sales decrease of 3.2% and lower sales at new openings rolling over high opening volumes were offset by sales from four net openings over the last four consecutive quarters.
Company-operated restaurant operating profit (“ROP”) was $11.7 million, or 19.6% of sales, compared to $12.4 million million, or 20.7% of sales last year. The $0.7 million decrease in ROP was primarily due to lower sales and restaurant operating profit in our new markets and higher labor costs partially offset by lower chicken and grocery basket costs. Company-operated restaurant operating profit and Company-operated restaurant operating profit margin are supplemental non-GAAP measures of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures”.
Franchise Royalties and Fees
Franchise royalties and fees were $81.0 million in the twenty-eight weeks ended July 10, 2016, a $4.9 million increase from 2015. The increase was primarily due to a $5.3 million increase in royalty revenue from positive same-store sales and new franchised restaurants and a $0.1 million increase in franchise fees partially offset by the negative impacts of weakening foreign currencies against the U.S. dollar of approximately $0.5 million.
General and Administrative Expenses
General and administrative expenses were $49.5 million, or 2.8% of system-wide sales, compared to $44.3 million, or 2.7% of system-wide sales last year.
The $5.2 million increase in general and administrative expenses was primarily due to planned investments to support our new strategic roadmap, information technology and other general and administrative expenses, specifically:
•a $2.5 million increase in domestic franchisee operations support expenses,
•a $1.4 million increase in information technology expenses,
•a $0.7 million increase in stock-based compensation expense, and
•a $0.6 million increase in other general and administrative expenses, net.
Depreciation and Amortization
Depreciation and amortization was $5.3 million compared to $5.2 million in 2015. The $0.1 million increase in depreciation and amortization was primarily attributable to depreciation associated with ownership of additional Company-operated restaurants.
Other Expenses (Income), Net
Other expense (income), net consisted of $0.1 million other income for the twenty-eight week period ended July 10, 2016 compared to $0.2 million other income last year. Other income in 2016 consisted of $0.1 million in net gain on the sale of assets. In 2015, other income included $0.4 million recovered in the settlement of the Company’s claims pursuant to the Deepwater Horizon Economic and Property Damage Settlement Program and $0.2 million net gain on the sale and disposal of property, partially offset by $0.4 million of executive transition expense.
Operating Profit
Operating profit was $39.6 million, a $1.0 million decrease compared to 2015. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	28 Weeks Ended
(Dollars in millions)	7/10/2016	7/12/2015	Fluctuation	As a Percent
Franchise operations	$35.8	$36.0	$(0.2)	(0.6)%
Company-operated restaurants	9.0	9.6	(0.6)	(6.3)%
Operating profit before unallocated expenses	44.8	45.6	(0.8)	(1.8)%
Less unallocated expenses:
Depreciation and amortization	5.3	5.2	(0.1)	(1.9)%
Other expenses (income), net	(0.1)	(0.2)	(0.1)	50.0%
Operating profit	$39.6	$40.6	$(1.0)	(2.5)%
Franchise operations segment operating profit was $35.8 million for the twenty-eight weeks ended July 10, 2016, a $0.2 million or 0.6% decrease from 2015. The $0.2 million decrease in operating profit was primarily due to the $5.3 million increase in general and administrative expenses primarily associated with increases in domestic franchisee operations and information technology support, business conference expenses and other administrative expenses, partially offset by a $4.9 million increase in franchise royalties and fees and by a $0.2 million increase in rent from franchised restaurants, net of occupancy expenses.
Company-operated restaurants segment operating profit was $9.0 million for the twenty-eight weeks ended July 10, 2016, a $0.6 million or 6.3% decrease from 2015. The decrease was primarily attributable to the $0.7 million decrease in restaurant operating profit partially offset by a $0.1 million decrease in above restaurant general and administrative support costs, net.
Interest Expense, Net
Interest expense, net for the twenty-eight weeks ended July 10, 2016 and July 12, 2015 was $2.3 million and $1.9 million, respectively. The $0.4 million increase in interest expense was primarily due to higher outstanding borrowing under the 2016 Revolving Credit Facility and higher amortization of debt issuance costs.
Income Tax Expense
Income tax expense was $14.1 million at an effective tax rate of 37.8%, compared to $14.8 million and an effective tax rate of 38.2% in 2015. The lower effective tax rate for 2016 is primarily due to the re-enactment of research and employment credits through 2019.
Liquidity and Capital Resources
We finance our business activities with cash flows generated from our operating activities and borrowings under our credit facility.
Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $7.9 million as of July 10, 2016), available borrowings under the 2016 Revolving Credit Facility (approximately $106.4 million available as of July 10, 2016) and the ability to request incremental revolving credit commitments up to an additional $150.0 million under the 2016 Credit Facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $28.9 million and $27.5 million for the twenty-eight weeks ended July 10, 2016 and July 12, 2015, respectively. The $1.4 million increase in cash flows from operating activities was primarily due to a $5.2 million decrease in excess tax benefits from stock-based payment arrangements and a $0.7 million increase in stock-based compensation expense partially offset by $0.8 million decrease in Operating EBITDA, a $0.9 million dollar increase in income tax payments, a $0.4 million increase in interest payments, and $2.4 million decrease in changes to other operating assets and liabilities, net.
Our cash flows from operating activities and available borrowings allow us to reinvest in our core business activities that promote the Company’s strategic initiatives. Our priorities in the use of available cash after investment in growth strategies are to repurchase shares of our common stock and to reduce long-term debt.
Net cash used in investing activities was $5.1 million and $7.8 million for the twenty-eight weeks ended July 10, 2016 and July 12, 2015, respectively. The $2.7 million decrease in investing activities consists of a $2.6 million decrease in capital expenditures and $0.1 million increase in proceeds from the disposition of property and equipment. The $2.6 million decrease in capital expenditures is primarily due to the reduction in construction of new Company-operated restaurants:

	28 Weeks Ended
(In millions)	7/10/2016	7/12/2015
Construction of new Company-operated restaurants	$3.6	$6.9
Information technology and corporate office expansion	1.0	0.6
Other capital assets	0.7	0.4
Total capital expenditures	$5.3	$7.9
Net cash used in financing activities was $25.0 million for the twenty-eight weeks ended July 10, 2016 compared to net cash used in financing activities of $18.6 million for the twenty-eight weeks ended July 12, 2015. The increase of net cash used in financing activities of $6.4 million was primarily due to a $34.0 million increase in share repurchases, a $5.2 million decrease in excess tax benefits from stock-based payment arrangements, and a $1.1 million increase in debt issuance costs, and a $0.6 million decrease in proceeds from the exercise of employee stock options, partially offset by a $34.5 million net borrowings under the credit facilities in 2016.
The Company uses Consolidated Total Leverage Ratio (“Total Leverage Ratio”) to measure compliance with its covenants and borrowing capacity under its 2016 Revolving Credit Facility. The Company also believes that its total leverage ratio is a helpful measure for investors to assess its overall debt leverage, which affects its ability to refinance its long-term debt as it matures, the cost of existing debt, the capacity to incur additional debt to invest in its strategic initiatives, and the ability to repurchase and retire its common shares. The Total Leverage Ratio was 1.6 to 1 and 1.2 to 1 at July 10, 2016 and December 27, 2015, respectively. Consolidated Total Leverage Ratio is a supplemental non-GAAP financial measure. See the heading “Management’s Use of Non-GAAP Financial Measures.”
The Company is in compliance with all debt covenant requirements.
We repurchased 1,086,950 shares of our common stock for approximately $60.0 million during the twenty-eight weeks ended July 10, 2016. The Company also repurchased 176,261 shares of our common stock for approximately $10.0 million after the end of its second quarter 2016. The remaining value of shares that may be repurchased under the Company’s current share repurchase program is now approximately $123.0 million.
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
Management’s Use of Non-GAAP Financial Measures
Adjusted earnings per diluted share, operating EBITDA, Company-operated restaurant operating profit, free cash flow and consolidated total leverage ratio are supplemental non-GAAP financial measures. The Company uses adjusted earnings per diluted share, operating EBITDA, Company-operated restaurant operating profit, free cash flow and consolidated total leverage ratio, in addition to earnings per share, net income, operating profit and cash flows from operating activities to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and the performance of its business. Adjusted earnings per diluted share, operating EBITDA, Company-operated restaurant operating profit, free cash flow and consolidated total leverage ratio as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, adjusted earnings per diluted share, operating EBITDA, Company-operated restaurant operating profit, free cash flow and consolidated total leverage ratio: (a) do not represent earnings per share, net income, operating profit or cash flows from operating activities defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to earnings per share, net income, operating profit, cash flows from operating activities or other financial information determined under GAAP.

Adjusted earnings per diluted share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

i.
other expense (income), net, which included $0.1 million net gain on sale of assets for the twenty-eight weeks ended July 10, 2016 and $0.1 million and $0.2 million net gain on sales of assets for the twelve and twenty-eight weeks ended July 12, 2015, respectively,

ii.	$0.2 million and $0.4 million in executive transition expenses in the twelve and twenty-eight weeks ended July 12, 2015, respectively,

iii.	other income of $0.4 million for recoveries under the Deepwater Horizon Economic and Property Damages Settlement Program for the twelve and twenty-eight weeks ended July 12, 2015, and

iv.	the tax effect of these adjustments at the effective statutory rates.
Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for the twelve and twenty-eight week periods ended July 10, 2016 and July 12, 2015, respectively, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure.

	12 Weeks Ended		28 Weeks Ended
(In millions, except per share data)	7/10/2016	7/12/2015	7/10/2016	7/12/2015
Net income	$10.3	$10.3	$23.2	$23.9
Other expense (income), net	—	(0.3)	(0.1)	(0.2)
Tax effect	—	0.2	0.1	0.1
Adjusted earnings	$10.3	$10.2	$23.2	$23.8
Adjusted earnings per diluted share	$0.47	$0.44	$1.05	$1.02
Weighted average diluted shares outstanding	21.8	23.2	22.1	23.3

Operating EBITDA: Calculation and Definition
The Company defines operating EBITDA as earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net. The following table reconciles on a historical basis for the twelve and twenty-eight week periods ended July 10, 2016 and July 12, 2015, respectively, the Company’s operating EBITDA on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure. Operating EBITDA margin is defined as operating EBITDA divided by total revenues.

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions)	7/10/2016	7/12/2015	7/10/2016	7/12/2015
Net income	$10.3	$10.3	$23.2	$23.9
Interest expense, net	1.0	0.8	2.3	1.9
Income tax expense	6.2	6.4	14.1	14.8
Depreciation and amortization	2.3	2.3	5.3	5.2
Other expenses (income), net	—	(0.3)	(0.1)	(0.2)
Operating EBITDA	$19.8	$19.5	$44.8	$45.6
Total revenues	$61.7	$59.4	$143.9	$138.9
Operating EBITDA margin	32.1%	32.8%	31.1%	32.8%

Company-operated restaurant operating profit: Calculation and Definition
The Company defines Company-operated restaurant operating profit as sales by Company-operated restaurants minus restaurant food, beverages and packaging minus restaurant employee, occupancy and other expenses. The following table reconciles on a historical basis for the twelve and twenty-eight week periods ended July 10, 2016 and July 12, 2015, respectively, Company-operated restaurant operating profit to the line item on its condensed consolidated statement of operations entitled sales by Company-operated restaurants, which the Company believes is the most directly comparable GAAP measure. Company-operated restaurant operating profit margin is defined as Company-operated restaurant operating profit divided by sales by Company-operated restaurants.

	12 Weeks Ended		28 Weeks Ended
(Dollars in millions)	7/10/2016	7/12/2015	7/10/2016	7/12/2015
Sales by Company-operated restaurants	$25.2	$25.1	$59.8	$59.8
Restaurant food, beverages and packaging	8.0	8.1	18.9	19.4
Restaurant employee, occupancy and other expenses	12.5	12.1	29.2	28.0
Company-operated restaurant operating profit	$4.7	$4.9	$11.7	$12.4
Company-operated restaurant operating profit margin	18.7%	19.5%	19.6%	20.7%

Free cash flow: Calculation and Definition
The Company defines “free cash flow” as net cash provided by operating activities less capital expenditures. Free cash flow is an important measure utilized by management in determining the amount of cash available for reinvestment in our strategic initiatives, share repurchases, and reduction of long-term debt. We believe it provides a more representative assessment of operating cash flows and that it is important for investors to be able to evaluate the Company using the same measures as management. Free cash flow is not a term defined by GAAP, and as a result, our measure of free cash flow might not be comparable to similarly titled measures used by other companies and does not represent residual cash available for discretionary investments. Free cash flow should be considered as supplemental in nature and not be considered in isolation or as a substitute for our liquidity as reported in the Company’s consolidated statements of cash flows prepared in accordance with GAAP.
The following table reconciles on a historical basis for the twenty-eight week periods ended July 10, 2016 and July 12, 2015, respectively, the Company’s free cash flow on a consolidated basis to the line on its consolidated statements of cash flows entitled net cash provided by operating activities, which the Company believes is the most directly comparable GAAP measure:

	28 Weeks Ended
(Dollars in millions)	7/10/2016	7/12/2015
Net cash provided by operating activities	$28.9	$27.5
Capital expenditures (a)	(5.3)	(7.9)
Free cash flow	$23.6	$19.6

(a) Our capital expenditures consist primarily of new restaurant construction, equipment replacements, re-imaging activities associated with Company-operated restaurants, investments in information technology and other capital assets.

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
Set forth below is the calculation of Consolidated Total Leverage Ratio as of July 10, 2016 and December 27, 2015 and the reconciliations of Consolidated Total Indebtedness and Consolidated EBITDA to their most comparable GAAP measures: current debt maturities and long-term debt, for Consolidated Total Indebtedness, and net income, for Consolidated EBITDA.

	52 weeks ended
(Dollars in millions)	7/10/2016	12/27/2015
Current debt maturities	$0.5	$0.3
Long-term debt	147.4	112.3
Total indebtedness	147.9	112.6
Outstanding letters of credit	0.1	0.1
Consolidated Total Indebtedness	$148.0	$112.7

Net income	$43.4	$44.1
Interest expense, net	4.1	3.7
Income tax expense	25.8	26.5
Depreciation and amortization	9.8	9.7
Other expenses (income), net	0.1	—
Stock-based compensation expense	7.4	6.7
Consolidated EBITDA	$90.6	$90.7

Consolidated Total Leverage Ratio	1.6	1.2

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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the twenty-eight weeks ended July 10, 2016 and July 12, 2015, foreign currency revenues represented approximately 3.8% and 4.0%, respectively, of our total revenues. All other things being equal, for the twenty-eight weeks ended July 10, 2016, operating profit would have decreased by approximately $0.5 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.
As of July 10, 2016, approximately $1.4 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 26 foreign countries with approximately 52% of our revenues from international royalties originating from restaurants in South Korea, Canada and Turkey.
Interest Rate Risk With Respect to our 2016 Revolving Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2016 Revolving Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of July 10, 2016, we had outstanding borrowings under our 2016 Revolving Credit Facility of $143.5 million.
As of July 10, 2016, the Company’s weighted average interest rate for all outstanding indebtedness under the 2016 Revolving Credit Facility was approximately 2.4%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2016 Revolving Credit Facility would be approximately $0.6 million.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 as amended(the “Exchange Act”) are properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.
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
(d) Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the twenty-eight week period ended July 10, 2016 covered by this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2016, we repurchased 532,864 shares of our common stock as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 5 (04/18/16 — 05/15/16)	80,622	$54.77	80,622	$158,615,122
Period 6 (05/16/16 — 06/12/16)	171,528	$58.32	171,528	$148,611,863
Period 7 (06/13/16 — 07/10/16)	280,714	$55.50	280,714	$133,032,498
Total	532,864	$56.30	532,864	$133,032,498

Item 6. Exhibits
(a) Exhibits

Exhibit 3.1
Articles of Incorporation of Popeyes Louisiana Kitchen, Inc. (the “Company”) (f/k/a AFC Enterprises, Inc.), as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 14, 2002).

Exhibit 3.2	Articles of Amendment of Articles of Incorporation of the Company dated January 17, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 21, 2014).

Exhibit 3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 16, 2008).

Exhibit 3.4	Amendment No. 2 to Amended and Restated Bylaws of the Company, dated January 17, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 21, 2014).

Exhibit 10.3#	Employment Agreement, dated May 24, 2016, between the Company and Andrew G. Skehan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q filed May 25, 2016).

Exhibit 10.4#	Employment Agreement, dated May 24, 2016, between the Company and William P. Matt (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 10-Q filed May 25, 2016).

Exhibit 10.5#	Employment Agreement, dated May 24, 2016, between the Company and Harold M. Cohen (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 10-Q filed May 25, 2016).

Exhibit 10.6#	Employment Agreement, dated May 24, 2016, between the Company and John K. Merkin (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 10-Q filed May 25, 2016).

Exhibit 11.1*	Statement Regarding Composition of Per Share Earnings.

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Popeyes Louisiana Kitchen, Inc.

Date: August 16, 2016	By:	/s/ William P. Matt
William P. Matt
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)