Form 10-Q
period 2016-10-02
POPEYES LOUISIANA KITCHEN, INC.
filed 2016-11-09
CIK 1041379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒
As of October 28, 2016 there were 20,726,236 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Popeyes Louisiana Kitchen, Inc.

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	10/2/2016	12/27/2015
Current assets:
Cash and cash equivalents	$6.6	$9.1
Accounts and current notes receivable, net	9.7	9.2
Other current assets	4.6	8.5
Advertising cooperative assets, restricted	33.4	35.4
Total current assets	54.3	62.2
Long-term assets:
Property and equipment, net	94.4	97.7
Goodwill	11.1	11.1
Trademarks and other intangible assets, net	93.8	94.2
Other long-term assets, net	0.8	0.8
Total long-term assets	200.1	203.8
Total assets	$254.4	$266.0
Current liabilities:
Accounts payable	$5.0	$6.7
Other current liabilities	10.7	13.1
Current debt maturities	0.5	0.3
Advertising cooperative liabilities	33.4	35.4
Total current liabilities	49.6	55.5
Long-term liabilities:
Long-term debt	155.9	111.6
Deferred credits and other long-term liabilities	41.0	39.3
Total long-term liabilities	196.9	150.9
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 shares issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 20,916,903 and 22,449,697 shares issued and outstanding at October 2, 2016 and December 27, 2015, respectively)	0.2	0.2
Capital in excess of par value	—	—
Accumulated earnings	8.1	59.6
Accumulated other comprehensive loss	(0.4)	(0.2)
Total shareholders’ equity	7.9	59.6
Total liabilities and shareholders’ equity	$254.4	$266.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except per share data)

	12 Weeks Ended		40 Weeks Ended
	10/2/2016	10/4/2015	10/2/2016	10/4/2015
Revenues:
Sales by Company-operated restaurants	$26.1	$25.4	$85.9	$85.2
Franchise royalties and fees	36.7	34.5	117.7	110.6
Rent from franchised restaurants	1.2	1.2	4.3	4.2
Total revenues	64.0	61.1	207.9	200.0
Expenses:
Restaurant food, beverages and packaging	8.2	8.2	27.1	27.6
Restaurant employee, occupancy and other expenses	12.9	12.3	42.1	40.3
General and administrative expenses	18.4	19.6	67.9	63.9
Occupancy expenses - franchise restaurants	0.7	0.7	2.2	2.3
Depreciation and amortization	2.4	2.3	7.7	7.5
Other expenses (income), net	3.7	0.1	3.6	(0.1)
Total expenses	46.3	43.2	150.6	141.5
Operating profit	17.7	17.9	57.3	58.5
Interest expense, net	1.1	0.9	3.4	2.8
Income before income taxes	16.6	17.0	53.9	55.7
Income tax expense	6.2	6.4	20.3	21.2
Net income	$10.4	$10.6	$33.6	$34.5

Earnings per common share, basic:	$0.50	$0.47	$1.56	$1.51
Earnings per common share, diluted:	$0.49	$0.46	$1.54	$1.49

Weighted-average shares outstanding:
Basic	21.0	22.6	21.6	22.8
Diluted	21.2	22.8	21.8	23.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	12 Weeks Ended		40 Weeks Ended
	10/2/2016	10/4/2015	10/2/2016	10/4/2015
Net income	$10.4	$10.6	$33.6	$34.5
Other comprehensive income (loss)
Unrealized derivative gains (losses) arising during the period	0.1	(0.9)	(0.6)	(1.6)
Reclassification of derivative losses into net income	0.1	0.4	0.4	0.7
Other comprehensive (loss), before income taxes	0.2	(0.5)	(0.2)	(0.9)
Income tax benefit on other comprehensive (loss)	0.1	(0.3)	—	(0.4)
Other comprehensive income (loss), net of income taxes	0.1	(0.2)	(0.2)	(0.5)
Comprehensive income	$10.5	$10.4	$33.4	$34.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(In millions, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par	Accumulated Earnings		Total
Balance at December 27, 2015	22,449,697	$0.2	$—	$59.6	$(0.2)	$59.6
Net income	—	—	—	33.6	—	33.6
Other comprehensive loss, net of income tax	—	—	—	—	(0.2)	(0.2)
Repurchases and retirement of shares	(1,624,907)	—	(4.9)	(85.1)	—	(90.0)
Issuance of common stock under stock option plan	30,542	—	0.4	—	—	0.4
Issuance of restricted stock awards, net of forfeitures	61,571	—	(2.4)	—	—	(2.4)
Excess tax benefits from stock-based compensation	—	—	1.0	—	—	1.0
Stock-based compensation expense	—	—	5.9	—	—	5.9
Balance at October 2, 2016	20,916,903	$0.2	$—	$8.1	$(0.4)	$7.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	40 Weeks Ended
	10/2/2016	10/4/2015
Cash flows provided by (used in) operating activities:
Net income	$33.6	$34.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7.7	7.5
Asset impairments	3.7	—
Net (gain) loss on sale and disposal of assets	(0.1)	(0.1)
Deferred income taxes	(2.0)	1.9
Non-cash interest expense, net	0.3	0.4
Provision for credit losses	—	0.1
Excess tax benefits from stock-based payment arrangements	(1.0)	(6.8)
Stock-based compensation expense	5.9	5.1
Change in operating assets and liabilities:
Accounts receivable	(0.4)	(0.2)
Other operating assets	4.9	8.8
Accounts payable and other operating liabilities	(1.2)	(3.0)
Net cash provided by operating activities	51.4	48.2
Cash flows provided by (used in) investing activities:
Capital expenditures	(8.4)	(11.2)
Proceeds from dispositions of property and equipment	0.2	0.1
Net cash used in investing activities	(8.2)	(11.1)
Cash flows provided by (used in) financing activities:
Principal payments — 2013 credit facility	(109.0)	—
Borrowings under 2016 credit facility	153.5	—
Share repurchases	(90.0)	(45.0)
Proceeds from exercise of employee stock options	0.4	1.0
Excess tax benefits from stock-based payment arrangements	1.0	6.8
Debt issuance costs	(1.1)	—
Other financing activities, net	(0.5)	(0.4)
Net cash used in financing activities	(45.7)	(37.6)
Net increase (decrease) in cash and cash equivalents	(2.5)	(0.5)
Cash and cash equivalents at beginning of year	9.1	8.4
Cash and cash equivalents at end of quarter	$6.6	$7.9
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
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements is not included. The Consolidated Balance Sheet data as of December 27, 2015 that is presented herein was derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements as of October 2, 2016, have not been audited by the Company’s independent registered public accountants, but in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the Company’s financial condition and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results expected for the full fiscal year. The Company suggests that the accompanying financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2015 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to our consolidated financial statements included in the 2015 Form 10-K.
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

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/2/2016	10/4/2015	10/2/2016	10/4/2015
Franchise royalties	$35.5	$32.9	$114.1	$106.7
Franchise fees	1.2	1.6	3.6	3.9
Franchise royalties and fees	$36.7	$34.5	$117.7	$110.6
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

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Revisions. To conform with current year presentation, a revision was made to the condensed consolidated statements of comprehensive income for the twelve and forty week periods ended October 4, 2015 to reflect the reclassification of derivative losses into net income separate from unrealized derivative losses arising during the period. The reclassification of derivative losses into net income was $0.3 million and $0.5 million for the twelve and forty weeks ended October 4, 2015, respectively. The revision had no impact on other comprehensive income (loss), net of income taxes. The reclassifications noted above represent corrections that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.
Recently Adopted Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Interest -Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The update issued guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation a debt discount. The Company adopted ASU 2015-3 in the first quarter of 2016 and for all retrospective periods as required. The Company had $1.5 million and $0.7 million of debt issuance costs at October 2, 2016 and December 27, 2015, respectively. The reclassification for debt issuance costs resulted in a decrease to Other long-term assets, net and a decrease to Long-term debt on the Company’s December 27, 2015 condensed consolidated balance sheet.
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

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

currently in U.S. auditing standards and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of this guidance are not expected to have a significant impact on the consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Receipts and Cash Payments”. This guidance addresses the classification of certain cash inflows and outflows in the statement of cash flows in order to eliminate the existing diversity in practice. This update is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effect of the adoption on our condensed consolidated financial statements.
We have reviewed other recently issued accounting pronouncements by the FASB and other standards-setting bodies and concluded that they are either not applicable to our business or are not expected to have a material impact on the financial statements upon adoption.
Note 3 — Other Current Assets

(In millions)	10/2/2016	12/27/2015
Prepaid income taxes	$0.4	$3.6
Prepaid expenses and other current assets	4.2	4.9
Total	$4.6	$8.5
Note 4 — Property & Equipment, Net

(in millions)	10/02/16	12/27/15
Land	$19.8	$19.3
Buildings and improvements	82.5	82.4
Equipment	45.5	42.3
Properties held for sale and other	0.1	0.1
	147.9	144.1
Less accumulated depreciation and amortization	(53.5)	(46.4)
Total	$94.4	$97.7

The Company evaluates restaurant property and equipment for impairment during the fourth quarter of each year or when circumstances arise indicating that a particular restaurant may be impaired. The Company evaluates recoverability based on the restaurant’s forecasted undiscounted cash flows for the expected remaining useful life of the restaurant, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the restaurant and actual results at comparable restaurants. The carrying values of restaurant assets that are not considered recoverable are written down to their estimated fair market value, which are measured by discounting estimated future cash flows.

Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. The discount rate used in the fair value calculations is our estimate of the required rate of return that a third party would expect to receive when purchasing a similar restaurant and the related long-lived assets.
During the third quarter of 2016, the Company determined that certain restaurants will be refranchised or disposed of before the end of their estimated useful lives. Based on this current expectation the Company recorded $3.7 million in asset impairments as a component of other expenses (income), net in the condensed consolidated statements of operations during the third quarter 2016. The Company impaired $2.9 million in buildings and improvements and $0.8 million in equipment. The asset impairments included $2.6 million for two Company-operated restaurants and $1.1 million for two restaurants leased to franchisees.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5 — Other Current Liabilities

(In millions)	10/2/2016	12/27/2015
Accrued wages, bonuses and severances	$4.9	$8.7
Other	5.8	4.4
Total	$10.7	$13.1

Note 6 — Fair Value Measurements
The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of October 2, 2016 and December 27, 2015:

(In millions)	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
October 2, 2016
Financial Assets
Cash equivalents	$5.2	$—	$—	$5.2
Total assets at fair value	$5.2	$—	$—	$5.2
Financial Liabilities
Long term debt and other borrowings	$—	$160.5	$—	$157.9
Interest rate swap agreement	—	0.6	—	0.6
Total liabilities at fair value	$—	$161.1	$—	$158.5

December 27, 2015
Financial Assets
Cash equivalents	$9.6	$—	$—	$9.6
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$13.9	$—	$—	$13.9
Financial Liabilities
Long term debt and other borrowings	$—	$115.5	$—	$112.6
Interest rate swap agreement	—	0.4	—	0.4
Total liabilities at fair value	$—	$115.9	$—	$113.0
There were no transfers among levels within the fair value hierarchy during the forty weeks ended October 2, 2016.
At October 2, 2016 and December 27, 2015, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.
The fair value of the Company’s interest rate swap at October 2, 2016 and December 27, 2015, respectively, was based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”). The fair value of each of the Company’s long-term debt instruments is based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for a similar debt instrument of comparable maturity and is considered a Level 2 valuation.

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7 — Long-term Debt

(In millions)	10/2/2016	12/27/2015
2013 Revolving Credit Facility	$—	$109.0
2016 Revolving Credit Facility	153.5	—
Capital lease obligations	2.2	2.2
Promissory note	1.0	—
Other notes	1.2	1.4
	157.9	112.6
Less current portion	(0.5)	(0.3)
Less unamortized debt issuance costs	(1.5)	(0.7)
Long-term debt	$155.9	$111.6
2016 Revolving Credit Facility. On January 22, 2016, the Company entered into a five-year $250.0 million secured revolving credit facility (the “2016 Revolving Credit Facility”) that replaced the Company’s 2013 revolving credit facility (the “2013 Revolving Credit Facility”) that consisted of a five-year $135.0 million revolving credit facility.
Under the terms of the 2016 Revolving Credit Facility, the Company can request additional revolving loan commitments of up to $150.0 million. The Company may also obtain other short-term borrowings up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2016 Revolving Credit Facility. As of October 2, 2016, the Company had $0.1 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $96.4 million as of October 2, 2016. Other key terms in the 2016 Revolving Credit Facility include the following:

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

As of the end of the third quarter 2016, the Company was in compliance with the financial and other covenants of the 2016 Revolving Credit Facility. The Company’s weighted average interest rate for all outstanding indebtedness under the 2016 Revolving Credit Facility, including fixed and floating rate debt, was 2.4% as of October 2, 2016.
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

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Effect of Derivative Instruments on the Statement of Operations
Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Net Income

	12 Weeks Ended		40 Weeks Ended
($ in Millions)	10/2/16	10/4/15	10/2/16	10/4/15
Interest expense, net	$0.1	$0.4	$0.4	$0.7
Note 8 — Deferred Credits and Other Long-Term Liabilities

(In millions)	10/2/2016	12/27/2015
Deferred franchise revenues	$9.6	$5.4
Deferred rentals	7.8	8.1
Deferred income taxes	18.4	20.5
Other long-term liabilities	5.2	5.3
Total	$41.0	$39.3
Note 9 — Other Expenses (Income), Net

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/2/2016	10/4/2015	10/2/2016	10/4/2015
Net (gain) loss on sale and disposal of assets	$—	$0.1	$(0.1)	$(0.1)
Asset impairments	3.7	—	3.7	—
Executive transition expenses	—	—	—	0.4
Recoveries under Settlement Program	—	—	—	(0.4)
Other expenses (income), net	$3.7	$0.1	$3.6	$(0.1)
During the third quarter 2016, the Company recorded $3.7 million in asset impairments, which included $2.6 million in Company-operated restaurants and $1.1 million in restaurants leased to franchisees. See Note 4 for further discussion.
During the second quarter 2015, the Company received $0.4 million in settlement of its outstanding claims filed pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program (“Settlement Program”).
Note 10 — Commitments and Contingencies
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

Popeyes Louisiana Kitchen, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11 — Interest Expense, Net

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/2/2016	10/4/2015	10/2/2016	10/4/2015
Interest on debt	$0.8	$0.4	$2.3	$1.5
Reclassification adjustment for derivative losses	0.1	0.4	0.4	0.7
Amortization and write-offs of debt issuance costs	—	—	0.3	0.2
Other debt related charges, net	0.2	0.1	0.4	0.4
Total	$1.1	$0.9	$3.4	$2.8

The $0.4 million and $0.8 million increases in interest expense on debt for the twelve and forty week periods ended October 2, 2016, respectively, were primarily due to higher outstanding borrowings under the 2016 Revolving Credit Facility.
Note 12 — Income Taxes
The Company’s effective tax rates were 37.3% and 37.6% for the twelve week periods ended October 2, 2016 and October 4, 2015, respectively. The Company’s effective tax rates were 37.7% and 38.1% for the forty week periods ended October 2, 2016 and October 4, 2015, respectively. The lower effective tax rate for the forty week period ended October 2, 2016 is primarily due to the re-enactment of research and employment credits through 2019. No credits were recorded in the twelve or forty week period ended October 4, 2015. The Company’s effective tax rates differ from statutory rates due to adjustments to estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes.

The amount of unrecognized tax benefits were approximately $1.3 million as of October 2, 2016 and December 27, 2015, of which approximately $0.1 million, if recognized, would affect the effective income tax rate.
The Company files income tax returns with the United States federal government and with various state jurisdictions. The U.S. federal tax years 2011 through 2015 are open to audit. In general, the state tax years open to audit range from 2011 through 2015.
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

Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. There were approximately 0.1 million potentially dilutive shares excluded from the computation of diluted earnings per share for the twelve and forty week periods ended October 2, 2016 and October 4, 2015, respectively.

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/2/2016	10/4/2015	10/2/2016	10/4/2015
Net Income	$10.4	$10.6	$33.6	$34.5

Denominator for basic earnings per share — weighted average shares	21.0	22.6	21.6	22.8
Dilutive employee stock awards	0.2	0.2	0.2	0.3
Denominator for diluted earnings per share	21.2	22.8	21.8	23.1

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

	12 Weeks Ended		40 Weeks Ended
(In millions)	10/2/2016	10/4/2015	10/2/2016	10/4/2015
Revenues
Franchise operations	$37.9	$35.7	$122.0	$114.8
Company-operated restaurants	26.1	25.4	85.9	85.2
	$64.0	$61.1	$207.9	$200.0

Operating profit
Franchise operations	$20.1	$16.7	$55.9	$52.7
Company-operated restaurants	3.7	3.6	12.7	13.2
	23.8	20.3	68.6	65.9
Less unallocated expenses
Depreciation and amortization	2.4	2.3	7.7	7.5
Other expenses (income), net	3.7	0.1	3.6	(0.1)
Operating Profit	17.7	17.9	57.3	58.5
Interest expense, net	1.1	0.9	3.4	2.8
Income before income taxes	$16.6	$17.0	$53.9	$55.7

Capital expenditures
Franchise operations	$1.3	$0.2	$2.6	$0.8
Company-operated restaurants	1.8	3.1	5.8	10.4
Total	$3.1	$3.3	$8.4	$11.2

Note 15 — Subsequent Event
On November 7, 2016, the Company leased 16 of its 17 Company-operated restaurants in Indianapolis, IN to an existing franchisee who will operate the restaurants under franchise agreements.  Typical with many of our franchise restaurant leases, the leases are triple net to the franchisee, requiring the franchisee to pay minimum rent and percentage rents based on sales in excess of a specified amount, plus real estate taxes, maintenance costs and insurance premiums. The leases are cross-defaulted with the corresponding franchise agreements for the restaurants.  The Company recognized no franchise fees as part of the transaction.
The remaining restaurant in the Indianapolis, IN market is expected to be leased and refranchised to a franchisee before the end of fiscal year 2016.

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
As of October 2, 2016, we operated and franchised 2,631 Popeyes restaurants in 48 states, the District of Columbia, three territories, and 26 foreign countries.

Total Operating Restaurants as of:	10/2/2016	12/27/2015
Domestic restaurants:
Company-operated	72	70
Franchised	1,964	1,900
International restaurants:
Franchised	595	569
Total	2,631	2,539

Our Business Strategy
In February 2016, the Company defined a set of growth goals to deliver over the next seven to ten years:

•	Drive our domestic restaurant average unit volumes from $1.4 million to $2.0 million;

•	Drive domestic franchisee profitability from $333,000 to $500,000 per restaurant; and

•	Continue to expand Popeyes brand globally, increasing restaurant count from 2,500 to 4,000 restaurants.
To deliver these growth goals, the Company introduced its next generation strategic roadmap organized around three strategic pillars:

1.	Louisiana Heritage — the source of our relevant, distinctive brand.

2.	Passionate Teams — our conviction that people drive restaurant profitability.

3.	Routine Excellence — our commitment to consistent operational excellence in our restaurants.
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
Binding our culture and our new roadmap together is our brand purpose, Food That Ignites Our Desire to Serve®. Our brand purpose and the principles that support it are a meaningful belief system that defines our food, our people and our focus on the guest. These beliefs will guide our franchisees, restaurant general managers, and team members in a way that we believe will sustain superior performance results.
Third Quarter 2016 Highlights

•
Total revenues increased 4.7% to $64.0 million, compared to $61.1 million in the third quarter of 2015. The $2.9 million increase in revenues was primarily due to a $2.6 million increase in franchise royalties, a $0.7 million increase in sales by Company-operated restaurants partially offset by a $0.4 million decrease in franchise fees. The increase in franchise royalties was driven by net unit growth and positive same store sales.

•
Reported net income was $10.4 million, or $0.49 per diluted share, compared to $10.6 million, or $0.46 per diluted share in the third quarter of 2015. Reported net income includes $3.7 million of asset impairment expenses related to Company-operated restaurants and restaurants leased to franchisees. Excluding the impacts of the asset impairments and other non-operating items, adjusted earnings per diluted share was $0.59 in the third quarter of 2016 compared to $0.47 in the third quarter of 2015, representing an increase of 25.5%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	Total system-wide sales increased by 8.3% in the third quarter of 2016 compared to the same period last year as a result of net new unit growth and positive same-store sales performance.

•	Global same-store sales increased 1.8% in the third quarter of 2016 compared to a 6.0% increase in the third quarter of 2015, marking the 26th quarter of positive global same-store sales.

•
Total domestic same-store sales increased 1.5%, compared to a 5.6% increase in the third quarter of 2015. Popeyes increased its domestic market share of the chicken-QSR category to a record high 26.9%, compared to 26.0% in the third quarter of 2015.

•	International same-store sales increased 3.7%, compared to a 9.1% increase in the third quarter of 2015, marking the 27th consecutive quarter of positive international same-store sales growth.

•
The Popeyes system opened 40 restaurants, which included 24 domestic and 16 international restaurants, compared to 47 total openings in the same period of last year. Net new restaurant openings were 25, compared to 39 net new restaurant openings in the same period last year.

•
As of the end of the third quarter, the Company operated and franchised 2,631 restaurants, compared to 2,475 at the end of the third quarter in 2015, representing net new unit growth of 6.3% over the last twelve months.

•
Sales by Company-operated restaurants were $26.1 million in the third quarter compared to $25.4 million in the same period last year. Company-operated restaurant operating profit was $5.0 million, or 19.2% of sales, compared to $4.9 million, or 19.3% of sales, in the same period last year. The increase in Company-operated restaurant operating profit was primarily due to higher sales and lower chicken and grocery basket costs partially offset by higher labor costs. Company-operated restaurant operating profit and Company-operated restaurant operating profit margin are supplemental non-GAAP measures of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Operating EBITDA was $23.8 million, or 37.2% of total revenue, in the third quarter of 2016, compared to $20.3 million, or 33.2% of total revenue, in the same period last year.  The $3.5 million increase in Operating EBITDA was primarily due to a $2.2 million increase in franchise royalties and fees, a $1.2 million decrease in general and administrative expenses, and a $0.1 million increase in Company-operated restaurant operating profit. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Through the first 40 weeks of fiscal 2016, free cash flow was $43.0 million, compared to $37.0 million in the same period of 2015, a 16.2% increase. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	The Company repurchased 537,957 shares of its common stock for $30.0 million in the third quarter.

A summary of our financial results and key operational metrics is presented below:

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions except per share data)	10/2/2016	10/4/2015	10/2/2016	10/4/2015
Revenues:
Sales by Company-operated restaurants	$26.1	$25.4	$85.9	$85.2
Franchise royalties and fees (a)	36.7	34.5	117.7	110.6
Rent from franchised restaurants	1.2	1.2	4.3	4.2
Total revenues	$64.0	$61.1	$207.9	$200.0

Operating profit	$17.7	$17.9	$57.3	$58.5

Net income	$10.4	$10.6	$33.6	$34.5

Earnings per common share, basic	$0.50	$0.47	$1.56	$1.51
Earnings per common share, diluted	$0.49	$0.46	$1.54	$1.49

Global system-wide sales increase	8.3%	11.7%	7.0%	13.0%

Same-store sales increase (b)
Company-operated restaurants	(2.0)%	(1.0)%	(2.9)%	0.6%
Domestic franchised restaurants	1.7%	5.9%	1.1%	7.2%
Total domestic (Company-operated and franchised restaurants)	1.5%	5.6%	0.9%	6.9%
International franchised restaurants	3.7%	9.1%	5.4%	6.5%
Total global system	1.8%	6.0%	1.4%	6.8%

Company-operated restaurants (all domestic)
Restaurants at beginning of period	71	67	70	65
New restaurant openings	1	1	2	3
Restaurants at quarter-end	72	68	72	68

Franchised restaurants (domestic and international)
Restaurants at beginning of period	2,523	2,376	2,469	2,314
New restaurant openings	39	46	125	134
Permanent closings	(15)	(8)	(41)	(32)
Temporary (closings)/re-openings, net	12	(7)	6	(9)
Restaurants at quarter-end	2,559	2,407	2,559	2,407
Total system restaurants	2,631	2,475	2,631	2,475

(a)
Franchise revenues are principally comprised of royalty payments from franchisees that are based upon franchisee sales. While franchisee sales are not recorded as revenue by the Company, we believe they are important in understanding the Company’s financial performance and overall financial health, given the Company’s strategic focus on growing its overall business through franchising. For the third quarter of 2016 and 2015, franchisee sales, as reported by our franchisees, were approximately $755.5 million and $696.5 million, respectively. For the forty weeks ended October 2, 2016 and October 4, 2015, franchisee sales, as reported by our franchisees, were approximately $2,433.1 million and $2,268.8 million, respectively.

(b)
Same-store sales statistics exclude temporarily and permanently closed restaurants and stores that have been open for less than 65 weeks. Unit conversions are included immediately upon conversion. Temporary closings are excluded from same- store sales for the period they are closed.

Fiscal 2016 Guidance

Based on performance through the third quarter, the Company is making the following adjustments to guidance for the full-year fiscal 2016:

•
Reported earnings per diluted share in the range of $2.00 to $2.05, compared to the previous guidance of $2.10 to $2.15. Excluding the impacts of asset impairments and other non-operating items, the Company maintains its adjusted earnings per diluted share range of $2.10 to $2.15, and now guides to the lower end of the adjusted earnings per share range.

•	General and administrative expenses in the range of $90 million to $92 million, approximately 2.8% of system-wide sales, compared to a previous range of 2.9% to 3.0% of system-wide sales.

•	Capital expenditures to be in the range of $15 million to $17 million from a previous range of $10 million to $15 million.

•	Share repurchases of approximately $100 million in outstanding shares from a previous range of $80 million to $120 million.

See the below table for current guidance:

Full Year 2016	Prior Guidance (08/16/2016)	Current Guidance (11/09/2016)
Reported Diluted EPS - GAAP	$2.10 to $2.15	$2.00 to $2.05
Adjusted Diluted EPS - Non-GAAP	$2.10 to $2.15	Lower end of range of $2.10 to $2.15
Same store sales growth	1.0% to 2.0%	1.0% to 2.0%
New global restaurant openings	200 to 235	200 to 235
International openings	85 to 100	85 to 100
Company-operated restaurant openings	2	2
Net new global restaurant openings	140 to 185; net new unit growth of approximately 6% to 7%	140 to 185; net new unit growth of approximately 6% to 7%
General and administrative expenses	2.9% to 3.0% of system-wide sales	$90 to 92 million; approximately 2.8% of system-wide sales
Capital expenditures	$10 to $15 million	$15 to $17 million
Share repurchases	$80 to $120 million	approximately $100 million
Effective income tax rate	approximately 38%	approximately 38%

Comparisons of the Third Quarter for 2016 and 2015
Company-operated Restaurants
Sales by Company-operated restaurants were $26.1 million in the third quarter of 2016, a $0.7 million increase from the third quarter of 2015. The increase was primarily due to four net openings over the last four consecutive quarters, partially offset by a same-store sales decrease of 2.0% and lower sales at new openings rolling over high opening volumes.
Company-operated restaurant operating profit (“ROP”) was $5.0 million, or 19.2% of sales for the third quarter of 2016, compared to $4.9 million, or 19.3% of sales in the prior period. The $0.1 million increase in ROP was primarily due to higher sales and lower chicken and grocery basket costs partially offset by higher labor costs. Company-operated restaurant operating profit and Company-operated restaurant operating profit margin are supplemental non-GAAP measures of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures”.
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

Franchise royalties and fees were $36.7 million in the third quarter of 2016, a $2.2 million increase from the third quarter of 2015. The increase was primarily due to a $2.6 million increase in royalty revenue from positive same-store sales and new franchised restaurants and $0.4 million decrease in franchise fees and other franchise revenues due to fewer openings and franchise agreement renewals.
General and Administrative Expenses
General and administrative expenses were $18.4 million, or 2.4% of system-wide sales for the third quarter of 2016, compared to $19.6 million, or 2.7% of system-wide sales in the prior period.
The $1.2 million decrease in general and administrative expenses was primarily due to $2.7 million lower short-term incentive compensation expense offset by planned investments to support our new strategic roadmap, information technology and other general and administrative expenses, specifically:
•a $0.5 million increase in domestic franchisee operations support expenses,
•a $0.5 million increase in Restaurant Support Center personnel costs, and

•	a $0.5 million increase in information technology expenses, stock-based compensation expense and other general and administrative expenses, net.
Other Expenses (Income), Net
Other expense (income), net was $3.7 million for the twelve week period ended October 2, 2016 compared to $0.1 million other expense, net, in the prior period. The $3.7 million expense is due to the impairment of two Company-operated restaurants totaling $2.6 million and the impairment of two restaurants leased to franchisees totaling $1.1 million. In the same period of 2015, other expense, net included $0.1 million net loss on the sale and disposal of assets.
Operating Profit
Operating profit was $17.7 million, for the third quarter of 2016 compared to $17.9 million in the same period of 2015. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	12 Weeks Ended
(Dollars in millions)	10/2/2016	10/4/2015	Fluctuation	As a Percent
Franchise operations	$20.1	$16.7	$3.4	20.4%
Company-operated restaurants	3.7	3.6	0.1	2.8%
Operating profit before unallocated expenses	23.8	20.3	3.5	17.2%
Less unallocated expenses:
Depreciation and amortization	2.4	2.3	(0.1)	(4.3)%
Other expenses (income), net	3.7	0.1	(3.6)
Operating profit	$17.7	$17.9	$(0.2)	(1.1)%
Franchise operations segment operating profit was $20.1 million for the twelve weeks ended October 2, 2016, a $3.4 million or 20.4% increase from the same period of 2015. The $3.4 million increase in operating profit was primarily due to a $2.2 million increase in franchise royalties and fees and a $1.2 million decrease in general and administrative expenses primarily associated with the decreases in short-term incentive based compensation partially offset by planned investments in domestic franchisee operations support and information technology.
Company-operated restaurants segment operating profit was $3.7 million for the twelve weeks ended October 2, 2016, a $0.1 million or 2.8% increase from the same period of 2015. The increase was attributable to the $0.1 million increase in restaurant operating profit.

Interest Expense, Net
Interest expense, net for the twelve weeks ended October 2, 2016 and October 4, 2015 was $1.1 million and $0.9 million, respectively. The $0.2 million increase in interest expense was primarily due to higher outstanding borrowings under the 2016 Revolving Credit Facility.
Income Tax Expense
Income tax expense was $6.2 million at an effective tax rate of 37.3% in the third quarter of 2016, compared to $6.4 million and an effective tax rate of 37.6% in the same period of 2015. The lower effective tax rate for the third quarter of 2016 is primarily due to the re-enactment of research and employment credits through 2019.
Comparisons of the Forty Weeks Ended October 2, 2016 and October 4, 2015
Company-operated Restaurants
Sales by Company-operated restaurants were $85.9 million in the forty weeks ended October 2, 2016 compared to $85.2 million in the forty weeks ended October 4, 2015. This $0.7 million increase is due to the sales from four net openings over the last four consecutive quarters partially offset by lower sales from a same store sales decrease of 2.9% and lower sales at new openings rolling over high opening volumes.
Company-operated restaurant operating profit (“ROP”) was $16.7 million, or 19.4% of sales, compared to $17.3 million million, or 20.3% of sales last year. The $0.6 million decrease in ROP was primarily due to lower sales and restaurant operating profit in our developing markets partially offset by performance of our heritage markets and by lower chicken and grocery basket costs. Company-operated restaurant operating profit and Company-operated restaurant operating profit margin are supplemental non-GAAP measures of performance.  See the heading entitled “Management’s Use of Non-GAAP Financial Measures”.
Franchise Royalties and Fees
Franchise royalties and fees were $117.7 million in the forty weeks ended October 2, 2016, a $7.1 million increase from the same period of 2015. The increase was primarily due to a $7.9 million increase in royalty revenue from positive same-store sales and new franchised restaurants partially offset by $0.3 million decrease in franchise fees and by the negative impacts of weakening foreign currencies against the U.S. dollar of approximately $0.5 million.
General and Administrative Expenses
General and administrative expenses were $67.9 million, or 2.7% of system-wide sales, compared to $63.9 million, or 2.7% of system-wide sales last year.
The $4.0 million increase in general and administrative expenses was primarily due to planned investments to support our new strategic roadmap, information technology and other general and administrative expenses, specifically:
•a $2.4 million increase in domestic franchisee operations support expenses,
•a $1.6 million increase in information technology expenses,

•	a $1.5 million increase in Restaurant Support Center personnel costs and other general and administrative expenses, net, and,
•a $0.8 million increase in stock-based compensation expense, partially offset by
•a $2.3 million decrease in short-term incentive based compensation.
Depreciation and Amortization
Depreciation and amortization was $7.7 million compared to $7.5 million in the same period of 2015. The $0.2 million increase in depreciation and amortization was primarily attributable to depreciation associated with ownership of additional Company-operated restaurants.

Other Expenses (Income), Net
Other expense (income), net consisted of $3.6 million other expense for the forty week period ended October 2, 2016 compared to $0.1 million other income in the same period last year. The $3.6 million expense is due to the impairment of two Company-operated restaurants totaling $2.6 million, the impairment of two restaurants leased to franchisees totaling $1.1 million, and $0.1 million in net gain on the sale of assets. In the same period of 2015, other income included $0.4 million recovered in the settlement of the Company’s claims pursuant to the Deepwater Horizon Economic and Property Damage Settlement Program and $0.1 million net gain on the sale and disposal of property, partially offset by $0.4 million of executive transition expense.
Operating Profit
Operating profit was $57.3 million, a $1.2 million decrease compared to the same period of 2015. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

	40 Weeks Ended
(Dollars in millions)	10/2/2016	10/4/2015	Fluctuation	As a Percent
Franchise operations	$55.9	$52.7	$3.2	6.1%
Company-operated restaurants	12.7	13.2	(0.5)	(3.8)%
Operating profit before unallocated expenses	68.6	65.9	2.7	4.1%
Less unallocated expenses:
Depreciation and amortization	7.7	7.5	(0.2)	(2.7)%
Other expenses (income), net	3.6	(0.1)	(3.7)	3,700.0%
Operating profit	$57.3	$58.5	$(1.2)	(2.1)%
Franchise operations segment operating profit was $55.9 million for the forty weeks ended October 2, 2016, a $3.2 million or 6.1% increase from the same period of 2015. The $3.2 million increase in operating profit was primarily due to the $7.1 million increase in franchise royalties and fees and a $0.2 million increase in rent from franchised restaurants, net of occupancy expenses, partially offset by $4.1 million increase in general and administrative expenses primarily associated with planned investments in domestic franchisee operations support and information technology partially offset by decreases in short-term incentive based compensation.
Company-operated restaurants segment operating profit was $12.7 million for the forty weeks ended October 2, 2016, a $0.5 million or 3.8% decrease from the same period of 2015. The decrease was primarily attributable to the $0.6 million decrease in restaurant operating profit partially offset by a $0.1 million decrease in above restaurant general and administrative support costs, net.
Interest Expense, Net
Interest expense, net for the forty weeks ended October 2, 2016 and October 4, 2015 was $3.4 million and $2.8 million, respectively. The $0.6 million increase in interest expense was primarily due to higher outstanding borrowing under the 2016 Revolving Credit Facility and higher amortization of debt issuance costs.
Income Tax Expense
Income tax expense was $20.3 million at an effective tax rate of 37.7%, compared to $21.2 million and an effective tax rate of 38.1% in the same period of 2015. The lower effective tax rate for 2016 is primarily due to the re-enactment of research and employment credits through 2019.
Liquidity and Capital Resources
We finance our business activities with cash flows generated from our operating activities and borrowings under our credit facility.
Based primarily upon our generation of cash flow from operations, our existing cash reserves (approximately $6.6 million as of October 2, 2016), available borrowings under the 2016 Revolving Credit Facility (approximately $96.4 million available as of October 2, 2016) and the ability to request incremental revolving credit commitments up to an additional $150.0 million under the 2016 Credit Facility, we believe that we will have adequate cash flow to meet our anticipated future requirements for working capital, including various contractual obligations and expected capital expenditures.
Our franchise model provides diverse and reliable cash flows. Net cash provided by operating activities of the Company was $51.4 million and $48.2 million for the forty weeks ended October 2, 2016 and October 4, 2015, respectively. The $3.2 million increase in cash flows from operating activities was primarily due to a $2.7 million increase in Operating EBITDA, a $5.8 million decrease in excess tax benefits from stock-based payment arrangements, and a $0.8 million increase in stock-based compensation partially offset by a $4.4 million dollar increase in income tax payments, a $0.6 million dollar increase in interest payments and a $1.1 million dollar decrease in changes to other operating assets and liabilities, net.
Our cash flows from operating activities and available borrowings allow us to reinvest in our core business activities that promote the Company’s strategic initiatives. Our priorities in the use of available cash after investment in growth strategies are to repurchase shares of our common stock and to reduce long-term debt.
Net cash used in investing activities was $8.2 million and $11.1 million for the forty weeks ended October 2, 2016 and October 4, 2015, respectively. The $2.9 million decrease in investing activities is due to a $2.8 million decrease in capital expenditures primarily due to the reduction in construction of new Company-operated restaurants and $0.1 million increase in proceeds from the disposition of property and equipment.

	40 Weeks Ended
(In millions)	10/2/2016	10/4/2015
Construction of new Company-operated restaurants	$4.6	$9.7
Information technology and general and administrative assets	2.6	0.8
Other capital assets	1.2	0.7
Total capital expenditures	$8.4	$11.2
Net cash used in financing activities was $45.7 million for the forty weeks ended October 2, 2016 compared to net cash used in financing activities of $37.6 million for the forty weeks ended October 4, 2015. The increase of net cash used in financing activities of $8.1 million was primarily due to a $45.0 million increase in share repurchases, a $5.8 million decrease in excess tax benefits from stock-based payment arrangements, and a $1.1 million increase in debt issuance costs, and a $0.6 million decrease in proceeds from the exercise of employee stock options, partially offset by $44.5 million net borrowings under the credit facilities in 2016.
The Company uses Consolidated Total Leverage Ratio (“Total Leverage Ratio”) to measure compliance with its covenants and borrowing capacity under its 2016 Revolving Credit Facility. The Company also believes that its total leverage ratio is a helpful measure for investors to assess its overall debt leverage, which affects its ability to refinance its long-term debt as it matures, the cost of existing debt, the capacity to incur additional debt to invest in its strategic initiatives, and the ability to repurchase and retire its common shares. The Total Leverage Ratio was 1.7 to 1 and 1.2 to 1 at October 2, 2016 and December 27, 2015, respectively. Consolidated Total Leverage Ratio is a supplemental non-GAAP financial measure. See the heading “Management’s Use of Non-GAAP Financial Measures.”
The Company is in compliance with all debt covenant requirements.
We repurchased 1,624,907 shares of our common stock for approximately $90.0 million during the forty weeks ended October 2, 2016.

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
Management’s Use of Non-GAAP Financial Measures
Adjusted earnings per diluted share, operating EBITDA, operating EBITDA margin, Company-operated restaurant operating profit, Company-operated restaurant operating profit margin, free cash flow and consolidated total leverage ratio are supplemental non-GAAP financial measures. The Company uses adjusted earnings per diluted share, operating EBITDA, operating EBITDA margin, Company-operated restaurant operating profit, Company-operated restaurant operating profit margin, free cash flow and consolidated total leverage ratio, in addition to earnings per share, net income, operating profit and cash flows from operating activities to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and the performance of its business. Adjusted earnings per diluted share, operating EBITDA, operating EBITDA margin, Company-operated restaurant operating profit, Company-operated restaurant operating profit margin, free cash flow and consolidated total leverage ratio as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, adjusted earnings per diluted share, operating EBITDA, operating EBITDA margin, Company-operated restaurant operating profit, Company-operated restaurant operating profit margin, free cash flow and consolidated total leverage ratio: (a) do not represent earnings per share, net income, operating profit or cash flows from operating activities defined by GAAP; (b) are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to earnings per share, net income, operating profit, cash flows from operating activities or other financial information determined under GAAP.

Adjusted earnings per diluted share: Calculation and Definition

The Company defines adjusted earnings for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

i.
other expense (income), net, which included $0.1 million net gain on sale and disposal of assets for the forty week periods ended October 2, 2016 and October 4, 2015, and $0.1 million net loss for the twelve weeks ended October 4, 2015,

ii.	$3.7 million in asset impairments for the twelve and forty weeks ended October 2, 2016.

iii.	$0.4 million in executive transition expenses in the forty weeks ended October 4, 2015,

iv.	other income of $0.4 million for recoveries under the Deepwater Horizon Economic and Property Damages Settlement Program for the forty weeks ended October 4, 2015, and

v.	the tax effect of these adjustments at the effective statutory rates.
Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for the twelve and forty week periods ended October 2, 2016 and October 4, 2015, respectively, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure.

	12 Weeks Ended		40 Weeks Ended
(In millions, except per share data)	10/2/2016	10/4/2015	10/2/2016	10/4/2015
Net income	$10.4	$10.6	$33.6	$34.5
Other expense (income), net	3.7	0.1	3.6	(0.1)
Tax effect	(1.5)	—	(1.4)	0.1
Adjusted earnings	$12.6	$10.7	$35.8	$34.5
Adjusted earnings per diluted share	$0.59	$0.47	$1.64	$1.49
Weighted average diluted shares outstanding	21.2	22.8	21.8	23.1
Operating EBITDA: Calculation and Definition
The Company defines operating EBITDA as earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net. The following table reconciles on a historical basis for the twelve and forty week periods ended October 2, 2016 and October 4, 2015, respectively, the Company’s operating EBITDA on a consolidated basis to the line on its condensed consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure. Operating EBITDA margin is defined as operating EBITDA divided by total revenues.

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions)	10/2/2016	10/4/2015	10/2/2016	10/4/2015
Net income	$10.4	$10.6	$33.6	$34.5
Interest expense, net	1.1	0.9	3.4	2.8
Income tax expense	6.2	6.4	20.3	21.2
Depreciation and amortization	2.4	2.3	7.7	7.5
Other expenses (income), net	3.7	0.1	3.6	(0.1)
Operating EBITDA	$23.8	$20.3	$68.6	$65.9
Total revenues	$64.0	$61.1	$207.9	$200.0
Operating EBITDA margin	37.2%	33.2%	33.0%	33.0%

Company-operated restaurant operating profit: Calculation and Definition
The Company defines Company-operated restaurant operating profit as sales by Company-operated restaurants minus restaurant food, beverages and packaging minus restaurant employee, occupancy and other expenses. The following table reconciles on a historical basis for the twelve and forty week periods ended October 2, 2016 and October 4, 2015, respectively, Company-operated restaurant operating profit to the line item on its condensed consolidated statement of operations entitled sales by Company-operated restaurants, which the Company believes is the most directly comparable GAAP measure. Company-operated restaurant operating profit margin is defined as Company-operated restaurant operating profit divided by sales by Company-operated restaurants.

	12 Weeks Ended		40 Weeks Ended
(Dollars in millions)	10/2/2016	10/4/2015	10/2/2016	10/4/2015
Sales by Company-operated restaurants	$26.1	$25.4	$85.9	$85.2
Restaurant food, beverages and packaging	8.2	8.2	27.1	27.6
Restaurant employee, occupancy and other expenses	12.9	12.3	42.1	40.3
Company-operated restaurant operating profit	$5.0	$4.9	$16.7	$17.3
Company-operated restaurant operating profit margin	19.2%	19.3%	19.4%	20.3%

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
The following table reconciles on a historical basis for the forty week periods ended October 2, 2016 and October 4, 2015, respectively, the Company’s free cash flow on a consolidated basis to the line on its consolidated statements of cash flows entitled net cash provided by operating activities, which the Company believes is the most directly comparable GAAP measure:

	40 Weeks Ended
(Dollars in millions)	10/2/2016	10/4/2015
Net cash provided by operating activities	$51.4	$48.2
Capital expenditures (a)	(8.4)	(11.2)
Free cash flow	$43.0	$37.0

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
Set forth below is the calculation of Consolidated Total Leverage Ratio as of October 2, 2016 and December 27, 2015 and the reconciliations of Consolidated Total Indebtedness and Consolidated EBITDA to their most comparable GAAP measures: current debt maturities and long-term debt, for Consolidated Total Indebtedness, and net income, for Consolidated EBITDA.

	52 weeks ended
(Dollars in millions)	10/2/2016	12/27/2015
Current debt maturities	$0.5	$0.3
Long-term debt	157.4	112.3
Total indebtedness	157.9	112.6
Outstanding letters of credit	0.1	0.1
Consolidated Total Indebtedness	$158.0	$112.7

Net income	$43.2	$44.1
Interest expense, net	4.3	3.7
Income tax expense	25.6	26.5
Depreciation and amortization	9.9	9.7
Other expenses (income), net	3.7	—
Stock-based compensation expense	7.5	6.7
Consolidated EBITDA	$94.2	$90.7

Consolidated Total Leverage Ratio	1.7	1.2

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this quarterly report on Form 10-Q include discussions regarding the Company’s planned implementation of its strategic plan, planned share repurchases, projections and expectations regarding same-store sales for fiscal 2016 and beyond, expectations regarding future growth and commodity costs, expectations regarding restaurant reimaging and refranchising, guidance for new restaurant openings and closures, effective income tax rate, and the Company’s anticipated 2016 and long-term performance, including projections regarding general and administrative expenses, capital expenditures, and adjusted earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, continued disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, our ability to protect our information systems against cyber attacks or information security breaches, our ability to protect individually identifiable data of our customers, franchisees and employees, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our 2016 Revolving Credit Facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our 2016 Revolving Credit Facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, effects of volatile gasoline prices, supply and delivery shortages or interruptions, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination and the other risk factors detailed in the Company’s 2015 Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, which details are incorporated herein by reference. Therefore, you should not place undue reliance on any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Market Risk. We are exposed to market risk from changes in chicken and other commodity prices. Chicken is the principal raw material for our Popeyes operations, constituting approximately 40% of our combined “Restaurant food, beverages and packaging” costs. Food costs are significantly affected by fluctuations in the cost of chicken, which can result from a number of factors, including increases in the cost of corn and soy, disease, declining market supply of QSR-sized chickens and other factors that affect availability, and greater international demand for domestic chicken products. We are affected by fluctuations in the cost of other commodities including shortening, wheat, gasoline and utility price fluctuations. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
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
Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk associated with our international franchise operations. Foreign currency exchange rate changes directly impact our revenues and cash flows from these operations. For the forty weeks ended October 2, 2016 and October 4, 2015, foreign currency revenues represented approximately 3.9% and 4.1%, respectively, of our total revenues. All other things being equal, for the forty weeks ended October 2, 2016, operating profit would have decreased by approximately $0.8 million if all foreign currencies uniformly weakened 10% relative to the U.S. dollar.

As of October 2, 2016, approximately $1.7 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 26 foreign countries with approximately 40% of our revenues from international royalties originating from restaurants in Canada and Turkey.
Interest Rate Risk With Respect to our 2016 Revolving Credit Facility. We have a market risk exposure to changes in interest rates. Borrowings made pursuant to the 2016 Revolving Credit Facility include interest rates that are benchmarked to U.S. and European short-term floating-rate interest rates. As of October 2, 2016, we had outstanding borrowings under our 2016 Revolving Credit Facility of $153.5 million.
As of October 2, 2016, the Company’s weighted average interest rate for all outstanding indebtedness under the 2016 Revolving Credit Facility was approximately 2.4%. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding borrowings under the 2016 Revolving Credit Facility would be approximately $0.7 million.
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
(d) Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the forty week period ended October 2, 2016 covered by this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2016, we repurchased 537,957 shares of our common stock as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 8 (07/11/16 — 08/07/16)	176,261	$56.72	176,261	$123,035,189
Period 9 (08/08/16 — 09/04/16)	177,571	$56.37	177,571	$113,024,778
Period 10 (09/05/16 — 10/02/16)	184,125	$54.33	184,125	$103,021,246
Total	537,957	$55.79	537,957	$103,021,246

The Company also repurchased 190,667 shares of our common stock for approximately $10.0 million after the end of its third quarter 2016.

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

Popeyes Louisiana Kitchen, Inc.

Date: November 9, 2016	By:	/s/ William P. Matt
William P. Matt
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)