Form 10-K
period 2016-12-25
POPEYES LOUISIANA KITCHEN, INC.
filed 2017-02-22
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2016
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☑
Indicate by check mark whether the registrant has submitted electronically and posted to its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files).    Yes   ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2).    Yes  ☐    No  ☑
As of July 8, 2016 (the last business day of the registrant’s second quarter for 2016), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the NASDAQ Global Market System, was approximately $1,141,833,000.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 20, 2017
Common stock, $0.01 par value per share	20,727,945 shares
Documents incorporated by reference: Portions of our 2016 Proxy Statement are incorporated herein by reference in Part III of this Annual Report.

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

Recent Development - Proposed Acquisition by Restaurant Brands International

On February 21, 2017, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Restaurant Brands International Inc. (“Restaurant Brands International” or “RBI”) pursuant to which RBI will acquire the Company. Under the terms of the Merger Agreement, an affiliate of RBI will commence a cash tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock for $79.00 per share in cash. Following the completion of the Offer, the Company will cease to be a publicly traded company. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 22, 2017. The completion of the acquisition, which we expect will occur in early April 2017, is subject to customary conditions. See also “Risk Factors-Our proposed acquisition by Restaurant Brands International is subject to various risks and uncertainties” for a discussion of some of the most material risks related to our pending acquisition.
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
As of December 25, 2016, we operated and franchised 2,688 Popeyes restaurants in 48 states, the District of Columbia, three territories and 25 foreign countries.
As of December 25, 2016, of our 2,012 domestic franchised restaurants, approximately 67% were concentrated in Texas, California, Florida, New York, Louisiana, Illinois, Georgia, Maryland, New Jersey, Virginia, and Mississippi. Of our 621 international franchised restaurants, approximately 62% were located in Turkey, Canada, and South Korea. Of our 55 company-operated restaurants, approximately 84% were concentrated in Louisiana, North Carolina, and Tennessee.
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
The first pillar is our Louisiana Heritage, marking the rich traditions of Popeyes’ birthplace and differentiating us from all our competitors. Our Louisiana Heritage will serve as the foundation on which everything else is built. The characteristics of Louisiana provide a platform for ongoing culinary innovation, creating distinctive building design and exuding warm Louisiana hospitality.
Our second strategic pillar, Passionate Teams, represents our belief in people as the driver of profitability. Engaged passionate teams will deliver a superior guest experience that results in more loyal customers that revisit our Popeyes restaurants more often, driving sales and profits for our franchisees and shareholder returns for our investors, and giving back to the communities where we serve.
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
Our Agreements with Popeyes Franchisees
Our strategy places a heavy emphasis on increasing the number of restaurants in the Popeyes system through franchising activities. As of December 25, 2016, we had 365 franchisees operating restaurants within the Popeyes system, and several preparing to become franchisee operators. Our largest domestic franchisee operates 190 restaurants and our largest international franchisee operates 162 restaurants. The following discussion describes the standard arrangements we enter into with our Popeyes franchisees.
Domestic Development Agreements. Our domestic franchise development agreements provide for the development of a specified number of Popeyes restaurants within a defined geographic territory. Generally, these agreements call for the development of the restaurants over a specified period of time, usually three to five years, with targeted opening dates for each restaurant. Our Popeyes franchisees currently pay a development fee ranging from $7,500 to $22,500 per restaurant. Typically these development fees are paid when the agreement is executed, and are non-refundable.
Domestic Franchise Agreements. Following the execution of a development agreement, we enter into franchise agreements with our franchisees that convey the right to operate a specific Popeyes restaurant at a site to be selected by the franchisee and approved by us within 180 days from the execution of the franchise agreement. Our current franchise agreements generally provide for payment of a franchise fee of $22,500 per location.
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
Each international market has its own factors that lead to venue and site determination. In international markets, we use different venues including freestanding, in-line, food court and other nontraditional venues. Market development strategies are a collaborative process between Popeyes and our franchisees located in the particular market so we can leverage local knowledge.
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
Purchasing Cooperative. Supplies are generally provided to our domestic franchised and Company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative. We and our Popeyes franchisees hold membership interests in SMS in proportion to the number of restaurants owned. As of December 25, 2016, we held two of seven seats on the SMS board of directors and our voting interests were approximately 2.5%. Our Popeyes franchise agreements require that each domestic franchisee join SMS.
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
Marketing and Advertising
Each Popeyes restaurant, Company-operated or franchised, contributes to an advertising fund that supports (1) branding and marketing initiatives, including the development of marketing materials that are used throughout our restaurant system and (2) national and local marketing programs. We act as the agent for the advertising fund and coordinate its activities. We and our Popeyes franchisees made contributions to the advertising fund of approximately $135.1 million in 2016, $123.5 million in 2015, and $110.2 million in 2014.
Fiscal Year and Seasonality
During 2016, 2015 and 2014, the fiscal year included 52 weeks and our fiscal year was composed of 13 four-week accounting periods and ended on the last Sunday in December. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks.
Seasonality has little effect on our operations.
Employees
As of January 22, 2017, we had approximately 1,604 hourly employees working in our Company-operated restaurants. Additionally, we had approximately 67 employees involved in the management of our Company-operated restaurants, comprised of restaurant managers, multi-unit managers and field management employees. We also had approximately 227 employees responsible for corporate administration, franchise services and business development.
None of our employees are covered by a collective bargaining agreement. We believe that the dedication of our employees is critical to our success and that our relationship with our employees is good.
Intellectual Property and Other Proprietary Rights
We own a number of trademarks and service marks that have been registered with the U.S. Patent and Trademark Office, or for which we have made application to register, including “Popeyes Louisiana Kitchen,” “Popeyes,” “Popeyes Chicken & Biscuits,” and the brand logos for Popeyes and Popeyes Louisiana Kitchen. In addition, we have registered, or made application to register, one or more of these marks and others, or their linguistic equivalents, in foreign countries in which we do business, or are contemplating doing business. There is no assurance that we will be able to obtain the registration for the marks in every country where registration has been sought. We consider our intellectual property rights to be important to our business and we actively defend and enforce them.

International Operations
We continue to expand our international operations through franchising. As of December 25, 2016, we had 621 franchised international restaurants. During 2016, franchise revenues from these operations represented approximately 10.9%, of our total franchise revenues. For each of 2016, 2015, and 2014, international revenues represented 6.3%, 5.9%, and 6.4% of total revenues, respectively.
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
We have franchise agreements related to the operation of restaurants located on various U.S. military bases which are with certain governmental agencies and are subject to renegotiation of profits or termination at the election of the U.S. government. During 2016, royalty revenues from these restaurants were approximately $2.3 million.
Enterprise Risk Management
We have developed and implemented an Enterprise Risk Management program. The purpose of the program is to provide us with a systematic approach to identify and evaluate risks to the business, and provide us an effective manner of risk management and control. The Enterprise Risk Management program is designed to integrate risk management into our culture and strategic decision making , and to help the organization more effectively and efficiently drive performance. The Enterprise Risk Management program encompasses all aspects of our business, including, without limitation, financial, operational, reputational, societal, and cyber security risks.
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
Our proposed acquisition by Restaurant Brands International is subject to various risks and uncertainties.
Our pending acquisition by RBI could have an adverse effect on our business prior to completion of the transaction, including the following:

•
potential adverse effects on our relationships with our current or future employees, franchisees, customers, vendors and other business partners, including the willingness of these parties to continue doing business with us, the commitment of these parties to our business and the willingness of these parties to continue their investment in our brand;

•
the restrictions imposed on our business and operations pursuant to operating covenants contained in the Merger Agreement, which may prevent us from pursuing opportunities and taking certain actions with respect to our business and financial affairs without RBI’s consent;

•	we may choose to forego opportunities we might otherwise pursue absent the Merger Agreement even if permitted under the operating covenants contained in the Merger Agreement;

•	whether or not the acquisition is consummated, while it is pending we will continue to incur related costs, fees, expenses and charges;

•	the diversion of our employees’ and management’s attention due to activities related to the transactions contemplated by the Merger Agreement;

•	the pendency and outcome of any legal proceedings that may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;

•	the acquisition is subject to customary closing conditions, including the receipt of required regulatory approvals, and we may not be able to complete the acquisition in a timely manner or at all; and

•
if the acquisition is not completed, we may not be able to find another party willing to pay an equivalent or greater amount to acquire the Company, we will have incurred significant costs relating to the pending acquisition, and our business may have been irreparably and adversely affected while the acquisition was pending.

RBI intends to file with the SEC a Schedule TO relating to the Offer, and we intend to file with the SEC a Schedule 14D-9 relating to the Offer, each of which will be sent or provided to our shareholders and which will contain substantial information about the pending acquisition. We urge our shareholders to read these materials when they become available because they will contain important information about the acquisition, including other risks relating to the acquisition.

If we are unable to compete successfully against other companies in the QSR industry or develop new products that appeal to consumer preferences, we could lose customers and our revenues may decline.
The QSR industry is intensely competitive with respect to price, quality, brand recognition, menu offerings, service and location. If we are unable to compete successfully against other foodservice providers, we could lose customers and our revenues may decline. We compete against other QSRs, including chicken, hamburger, pizza, and sandwich restaurants, other purveyors of carry out food, convenience dining establishments and other home meal alternatives, including national restaurant and grocery store chains. Many of our competitors possess substantially greater financial, marketing, personnel and other resources than we do. There can be no assurance that consumers will continue to regard our products favorably, that we will be able to develop new products that appeal to consumer preferences, or that we will be able to continue to compete successfully in the QSR industry.
Adverse publicity related to food safety and quality, whether or not accurate, could result in a loss of customers and reduce our revenues.
We and our franchisees are, from time to time, the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations, whether or not accurate, may harm our reputation or our franchisees’ reputation, regardless of whether the allegations are valid or not, whether we are found liable or not, or whether those concerns relate only to a single restaurant or a limited number of restaurants or many restaurants. We are also subject to potentially negative publicity from various sources, including television and social media sites, which are beyond the control of the Company. Additionally, some animal rights organizations have engaged in confrontational demonstrations at certain restaurant companies across the country. As a multi-unit restaurant company, we can be adversely affected by the publicity surrounding allegations involving illness, injury, or other food quality, health or operational concerns. Complaints, litigation or adverse publicity experienced by one or more of our franchisees could also adversely affect our business as a whole. If we have adverse publicity due to any of these concerns, we and our franchisees may lose guests and our revenues may decline.
If our franchisees are unable or unwilling to open a sufficient number of restaurants, our growth strategy could be at risk.
As of December 25, 2016, we franchised 2,012 restaurants domestically and 621 restaurants in Puerto Rico, Guam, the Cayman Islands and 25 foreign countries. Our growth strategy is significantly dependent on increasing the number of our franchised restaurants. If our franchisees are unable to open a sufficient number of restaurants, our growth strategy could be significantly impaired.
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
Our operating results are dependent on our franchisees and, in some cases, on certain franchisees that operate a large number of restaurants. How well our franchisees operate their restaurants and their desire to maintain their franchise relationship with us is outside of our direct control. In addition, economic conditions and the availability of credit may have an adverse impact on our franchisees. Any failure of these franchisees to operate their restaurants successfully or the loss of these franchisees could adversely impact our operating results. As of December 25, 2016, we had 365 franchisees operating restaurants within the Popeyes system and several preparing to become franchisee operators. The largest of our domestic franchisees operates 190 Popeyes restaurants; and the largest of our international franchisees operates 162 Popeyes restaurants. Typically, each of our international franchisees is responsible for the development of significantly more restaurants than our domestic franchisees. As a result, our international operations are more closely tied to the success of a smaller number of franchisees than our domestic operations. There can be no assurance that our domestic and international franchisees will operate their franchises successfully or continue to maintain their franchise relationships with us.
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
Factors that may cause our results or same-store sales to fluctuate include the following:

•	the opening of new restaurants by us or our franchisees;

•	the closing of restaurants by us or our franchisees;

•	increases in the number of restaurant properties leased or sub-leased to franchisees under percentage rent arrangements;

•	volatility of gasoline prices;

•	increases in labor costs;

•	increases in the cost of commodities and paper products;

•	inclement weather patterns;

•	economic conditions generally, and in each of the markets in which we, or our franchisees, are located; and

•	changes in competitive factors, including promotional pricing, new menu offerings, or the opening of new restaurants by our competitors.
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
If we fail to comply with existing or future regulations, we may be subject to governmental or judicial fines or sanctions, or we could suffer business interruption or loss. In addition, our capital expenses could increase due to remediation measures that may be required if we are found to be non-compliant with any of these laws or regulations.
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
We and our franchisees rely on computer systems and information technology to conduct our business. These systems are inherently vulnerable to disruption or failure, as well as internal and external security breaches, or other disruptive problems caused by hackers. A failure of these systems could cause an interruption in our business, which could have a material adverse effect on our results of operations and financial condition.

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
Disruptions in the financial markets and adverse changes to economic conditions may also affect consumer spending patterns. There can be no assurances that governmental or other responses to economic challenges will restore or maintain consumer confidence, stabilize the markets or increase or maintain liquidity and the availability of credit. Declines in or displacement of our guests’ discretionary spending could reduce traffic in our system’s restaurants and cause a decline in our sales.
Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.
We face currency, economic, political, and other risks associated with our international operations. As of December 25, 2016, we had 621 franchised restaurants in Puerto Rico, Guam, the Cayman Islands and 25 foreign countries. Business at these operations is conducted in the respective local currency. The amount owed to us is based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Consequently, our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. We expect that our franchise revenues generated from international operations will increase in the future, thus increasing our exposure to changes in foreign economic conditions and currency fluctuations.
Inefficient restaurant technology or the failure to successfully implement technology initiatives in the future could adversely impact operating results.
We and our franchisees rely on technology in the restaurants not only to efficiently operate but also to drive sales growth and margin improvement. Execution of our strategy will be dependent on our initiative to build a common technology platform for the Popeyes system and our strategic technology initiatives may not be timely implemented or may not achieve the desired results. Certain technology systems may also be unreliable or inefficient, and the technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems supporting operations. Additionally, implementing the evolving technology demands of the consumer may place a significant financial burden on our restaurant operators. Any such deficiencies could impact sales and profitability by disrupting our operations, damaging our reputation or subjecting us to excessive costs and liabilities.
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
We and our franchisees are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, natural disasters, problems in production or distribution, there being fewer distributors, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.
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
The credit facility contains financial and other covenants, including covenants which require us to maintain various financial ratios, limit our ability to incur additional indebtedness, restrict the amount of capital expenditures that may be incurred, restrict the payment of cash dividends and limit the amount of debt which can be loaned to our franchisees or guaranteed on their behalf. This facility also limits our ability to engage in mergers or acquisitions, sell certain assets, repurchase our stock and enter into certain lease transactions. The credit facility includes customary events of default, including, but not limited to, the failure to maintain the financial ratios described above, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. The restrictive covenants in our credit facility may limit our ability to expand our business, and our ability to comply with these provisions may be impacted by events beyond our control. A failure to comply with any of the financial and operating covenants included in the credit facility would result in an event of default, permitting the lenders to accelerate the maturity of outstanding indebtedness. This acceleration could have a material adverse impact on our financial condition and our liquidity.
Item 1B.  UNRESOLVED STAFF COMMENTS
None.
Item 2.  PROPERTIES
We own, lease or sublease the land and buildings for our Company-operated restaurants. In addition, we own, lease or sublease some land and buildings which we lease or sublease to our franchisees and third parties.
We typically lease our Company-operated restaurants under triple net leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some cases, percentage rent based on sales in excess of specified amounts. Generally, our leases have initial terms of 20 years, with options to renew for one or more additional periods, although the terms of our leases vary depending on the facility.
The following table sets forth the locations by state of our Company-operated restaurants as of December 25, 2016:

	Land and Buildings Owned	Land and Buildings Leased	Total
Louisiana	5	20	25
Tennessee	2	8	10
Mississippi	3	2	5
North Carolina	2	9	11
Arkansas	—	1	1
South Carolina	1	2	3
Total	13	42	55
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
The following table sets forth the locations by state of land and buildings which we lease or sublease to our franchisees as of December 25, 2016:

	Land and Buildings Owned	Land and Buildings Leased	Total
Texas	2	15	17
Indiana	9	8	17
Georgia	—	15	15
California	9	4	13
Minnesota	9	4	13
Tennessee	1	3	4
Colorado	—	1	1
Pennsylvania	2	—	2
Total	32	50	82
Additionally, we had four properties subleased or available to sublease to unrelated third parties and an owned parcel of land.
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
Item 4.  MINE SAFETY DISCLOSURES
None.
PART II.
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Market under the symbol “PLKI.”
The following table sets forth the high and low per share sales prices of our common stock, by quarter, for fiscal years 2016 and 2015.

	2016		2015
(Dollars per share)	High	Low	High	Low
First Quarter	$63.00	$49.99	$66.49	$53.01
Second Quarter	$59.75	$49.11	$60.75	$54.40
Third Quarter	$59.22	$52.05	$61.92	$50.57
Fourth Quarter	$63.11	$50.77	$59.41	$50.93

Share Repurchases
During 2016, we repurchased and retired 1,815,574 shares of common stock for approximately $100.0 million. During 2015, we repurchased and retired 1,084,478 shares of common stock for approximately $62.0 million.
During the fourth quarter of 2016, we repurchased 190,667 of our common shares as scheduled below:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of a Publicly Announced Plan	Maximum Value of Shares that May Yet Be Repurchased Under the Plan
Period 11 (10/03/16 to 10/30/16)	190,667	$52.47	190,667	$93,016,801
Period 12 (10/31/16 to 11/27/16)	—	$—	—	$93,016,801
Period 13 (11/28/16 to 12/25/16)	—	$—	—	$93,016,801
Total as of December 25, 2016	190,667	$52.47	190,667	$93,016,801

Shareholders of Record
As of January 22, 2017, we had 140 shareholders of record of our common stock.
Dividend Policy
We anticipate that we will retain any future earnings to support operations and to finance the growth and development of our business, and we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, plans for share repurchases, future prospects and other factors that the Board of Directors may deem relevant. Other than a special cash dividend in 2005, we have never declared or paid cash dividends on our common stock.

Stock Performance Graph
The following stock performance graph compares the performance of our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the S&P 1500 Restaurants Index (the “peer group index”). Stock performance is compared for the five fiscal year period ended December 25, 2016. The cumulative total return computations set forth in the performance graph assume the investment in the Company’s common stock and in each index was $100 at the end of fiscal 2011, and, with respect to the indices, that all dividends were reinvested.

Item 6.  SELECTED FINANCIAL DATA
The following data was derived from our Consolidated Financial Statements. Such data should be read in conjunction with our Consolidated Financial Statements and the notes thereto and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 of this Annual Report.

(In millions, except per share data)	2016	2015	2014	2013	2012
Summary of Operations:
Revenues:(1)
Sales by Company-operated restaurants(2)	$108.3	$109.5	$97.2	$78.7	$64.0
Franchise royalties and fees(3)	154.8	144.0	131.3	121.9	110.5
Rent from franchised restaurants(4)	5.8	5.5	7.1	5.4	4.3
Total revenues	268.9	259.0	235.6	206.0	178.8
Expenses:
Restaurant food, beverages and packaging	34.2	35.3	32.0	26.1	21.7
Restaurant employee, occupancy and other expenses	53.4	52.3	46.8	37.9	31.2
General and administrative expenses	89.5	84.3	78.9	73.4	67.6
Occupancy expenses - franchise restaurants	3.1	3.1	3.2	3.4	2.9
Depreciation and amortization	10.1	9.7	8.7	6.7	4.6
Other expenses (income), net(5)	4.1	—	1.2	0.3	(0.5)
Total expenses	194.4	184.7	170.8	147.8	127.5
Operating profit	74.5	74.3	64.8	58.2	51.3
Interest expense, net(6)	4.6	3.7	3.0	3.7	3.6
Income before income taxes	69.9	70.6	61.8	54.5	47.7
Income tax expense	27.1	26.5	23.8	20.4	17.3
Net income	$42.8	$44.1	$38.0	$34.1	$30.4

Earnings per common share, basic	$2.00	$1.94	$1.63	$1.44	$1.27
Earnings per common share, diluted	$1.98	$1.91	$1.60	$1.41	$1.24

Weighted average shares outstanding:
Basic	21.4	22.7	23.3	23.6	23.9
Diluted	21.6	23.1	23.8	24.1	24.5

Summary of cash flow data:
Share repurchases	$100.0	$62.0	$40.0	$19.9	$15.2

Year-end balance sheet data:
Total assets	$262.2	$266.7	$260.3	$200.5	$172.4
Total debt	$159.8	$112.6	$109.9	$67.2	$72.8

(1)	Factors that impact the comparability of revenues for the years presented include:

(a)	The effects of restaurant openings, closings, unit conversions, franchisee sales and same-store sales (see “Summary of System-Wide Data” later in this Item 6).

(b)
The Company’s fiscal year ends on the last Sunday in December. The 2012 fiscal year consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks each. The 53rd week in 2012 increased sales by Company-operated restaurants by approximately $1.2 million and increased franchise revenues by approximately $1.7 million. The net impact of the 53rd week on earnings per share was approximately $0.01 per diluted share.

(2)
The comparability of sales by Company-operated restaurants are impacted by the two, five, thirteen, nine and five company restaurants openings in 2016, 2015, 2014, 2013 and 2012, respectively. The impact of the 17 Company-operated restaurants refranchised to franchisees in November 2016 was a reduction of $2.2 million of revenue compared to 2015. The impact of new restaurant openings, net of closings, was $4.3 million in 2016 compared to 2015, $12.4 million in 2015 compared to 2014, $15.3 million in 2014 compared to 2013, and $14.9 million in 2013 compared to 2012.

(3)	Factors that impact franchise royalties and fees include:

(a)
Franchise revenues are principally composed of royalty payments from franchisees which are generally 5% of franchise net restaurant sales. While franchise sales are not recorded as revenue by the Company, management believes they are important in understanding the Company’s financial performance because these sales are indicative of the Company’s health, given the Company’s strategic focus on growing its overall business through franchising. Total franchisee sales were $3.178 billion in 2016, $2.950 billion in 2015, $2.640 billion in 2014, $2.358 billion in 2013, and $2.189 billion in 2012.

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

(4)
Rent from franchised restaurants is comprised of rents and percentage rents associated with properties leased or sub-leased to franchisees. Factors that impact the comparability of rent from franchised restaurants include:

(a)
Percentage rents earned from twenty-six restaurant properties converted and franchised in Minnesota and California increased rent from franchised restaurants $0.7 million in 2014 compared to 2013 and $1.9 million in 2013 compared to 2012.

(b)	The Company recognized $0.3 million in rental revenue from restaurants refranchised in 2016.

(c)
The Company recognized $0.2 million lease termination fees from the sale of a restaurant leased to a franchisee in 2016 and $0.9 million in lease termination fees from the sale of four restaurants leased to franchisees in 2014.

(d)
The assignment of leases to franchisees and lease terminations reduced rent from franchised restaurants by $0.2 million in 2016 compared to 2015, $0.6 million in 2015 compared to 2014 and $0.6 million in 2013 compared to 2012.

(5)	Factors that impact the comparability of other expenses (income), net for the years presented include:

(a)	During 2016, the Company recorded $3.7 million in asset impairments, which included $2.6 million in Company-operated restaurants and $1.1 million in restaurants leased to franchisees.

(b)	The Company incurred $0.5 million and $2.0 million in executive transition expense in 2015 and 2014, respectively.

(c)	In 2015, the Company recovered $0.4 million for claims filed pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program.

(d)
During 2016 and 2013 net loss on the sale and disposal of assets were approximately $0.4 million and $0.3 million, respectively. During 2015, 2014 and 2012, net gain on the sale and disposal of assets was $0.1 million, $0.8 million, and $0.6 million, respectively.

(6)	Factors that impact the comparability of interest expense, net for the years presented include:

(a)	During 2016, we expensed $3.1 million in interest expense on debt compared to $2.0 million in 2015, due to a higher outstanding balance under our revolving credit facility.

(b)
During 2015, we expensed $2.0 million in interest expense on debt compared to $1.6 million in 2014. This increase was primarily due to a higher outstanding debt balance under the revolving credit facility during 2015 and higher effective interest rates under our credit facility after consideration of the impacts from interest rate swap agreements.

(c)
During 2014, we expensed $1.6 million in interest expense on debt compared to $2.4 million in 2013. This decrease was primarily due to the lower effective interest rate under the revolving credit facility.

(d)
During 2016, 2015 and 2014, we reclassified $0.6 million, $1.0 million and $0.8 million, respectively, from accumulated other comprehensive income for derivative losses from terminated interest rate swap agreements.

(e)	During 2013, we expensed $0.4 million in connection with the re-financing of our 2013 Credit Facility.

Summary of System-Wide Data
The following table presents financial and operating data for the Popeyes restaurants we operate and those that we franchise. The data presented is unaudited. Data for franchised restaurants is derived from information provided by our franchisees. We present this data because it includes important operational measures relevant to the QSR industry

	2016	2015	2014	2013	2012
Global system-wide sales increase (1)	7.4%	11.8%	12.3%	8.2%	13.5%
Company-operated restaurants same-store sales increase (decrease)	(2.4)%	(0.4)%	5.7%	2.3%	5.3%
Domestic franchised restaurants same-store sales increase	1.5%	6.0%	6.4%	3.6%	7.5%
Total domestic same-store sales increase	1.4%	5.7%	6.3%	3.6%	7.5%
International franchised restaurants same-store sales increase	4.4%	7.0%	5.1%	4.7%	2.6%
Total global same-store sales increase (2)	1.7%	5.9%	6.2%	3.7%	6.9%

Company-operated restaurants (all domestic)
Restaurants at beginning of year	70	65	53	45	40
New restaurant openings	2	5	13	9	5
Transfer to franchised restaurants	(17)	—	—	—	—
Permanent closings	—	—	(1)	(1)	—
Restaurants at end of year	55	70	65	53	45

Franchised restaurants (domestic and international)
Restaurants at beginning of year	2,469	2,314	2,172	2,059	1,995
New restaurant openings	214	214	188	185	136
Transfer from Company-operated restaurants	17	—	—	—	—
Permanent closings	(58)	(53)	(52)	(67)	(75)
Temporary (closings)/re-openings, net (3)	(9)	(6)	6	(5)	3
Restaurants at end of year	2,633	2,469	2,314	2,172	2,059

Total system restaurants	2,688	2,539	2,379	2,225	2,104

New franchised restaurant openings
Domestic	116	120	108	115	79
International	98	94	80	70	57
Total new franchised restaurant openings	214	214	188	185	136

Franchised restaurants
Domestic	2,012	1,900	1,805	1,716	1,634
International	621	569	509	456	425
Restaurants at end of year	2,633	2,469	2,314	2,172	2,059

(1)
Fiscal year 2012 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks. The 53rd week in 2012 contributed approximately 2.0% to global system-wide sales growth. Excluding the impact of the 53rd week in 2012, global system-wide sales growth in 2013 was approximately 9.9%.

(2)
New restaurants are included in the computation of same-store sales after they have been open 65 weeks. Unit conversions are included immediately upon conversion. Temporary closings are excluded from same store sales for the period they are closed. Changes in international same-store sales are reported on a constant dollar basis, which reflects changes in international local currency sales.

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
Merger Agreement with RBI
On February 21, 2017, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Restaurant Brands International Inc. (“RBI”). Under the terms of the Merger Agreement, an affiliate of RBI will commence a cash tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock for $79.00 per share in cash. Following the completion of the Offer, the Company will cease to be a publicly traded company. The completion of the acquisition, which we expect will occur in early April 2017, is subject to customary conditions.
2016 Overview
We accomplished the following results in 2016 as a result of disciplined execution against our strategic plan:
Earnings:

•
Reported net income was $42.8 million, or $1.98 per diluted share, compared to $44.1 million, or $1.91 per diluted share, in 2015. Adjusted earnings per diluted share were $2.12 compared to $1.91 in 2015, representing an increase of 11%. Adjusted earnings per diluted share is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

System Sales Performance:

•	Global system-wide sales increased approximately 7.4%, compared to an 11.8% increase last year, for a two-year compounded growth rate of over 20%.

•	Global same-store sales increased 1.7% in 2016, compared to a 5.9% increase last year, for a two-year compounded growth rate of 7.7%.

•
Total domestic same-store sales increased 1.4%, compared to a 5.7% increase last year. This positive sales growth reflects Popeyes continued menu innovation, supported by expanded advertising and strengthened restaurant execution, which has led to an increase in Popeyes market share of the Chicken-Quick Service Restaurant category to 26.5% for 2016 from 25.5% in 2015.

•
International same-store sales increased 4.4%, compared to a 7.0% increase last year, primarily due to sales in Turkey and Canada. This marks the the tenth consecutive year of positive international same-store sales growth.

Openings:

•
The Popeyes system opened 216 restaurants, which included 118 domestic and 98 international restaurants, compared to 219 last year. Included in the domestic openings were two Company-operated restaurants.

•	Net openings were 158 compared to 166 net restaurant openings in 2015.
Key Financial Metrics:

•	Total revenues increased approximately 3.8% to $268.9 million in 2016, from $259.0 million in 2015.

•
Company-operated restaurant operating profit was $20.7 million, or 19.1% of sales, compared to $21.9 million, or 20.0% of sales in 2015. Company-operated restaurant operating profit is a supplemental non-GAAP measure of performance. See the heading entitled “Management's Use of Non-GAAP Financial Measures.”

•
Operating EBITDA of $88.7 million was 33.0% of total revenues, compared to $84.0 million, at 32.4% of total revenues in 2015, a 5.6% increase. Operating EBITDA is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•
Free cash flow was $56.0 million, compared to $49.9 million in 2015. Free cash flow is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

•	The Company repurchased 1,815,574 shares of its common stock for approximately $100.0 million.
Comparisons of Fiscal Years 2016 and 2015
Company-Operated Restaurants
Sales by Company-operated restaurants were $108.3 million in 2016, a $1.2 million decrease from 2015. The decrease was primarily due to negative same store sales and the refranchise in November 2016 of the 17 restaurants in the Indianapolis market, partially offset by new restaurant openings in 2016 and 2015.
Company-operated restaurant same-store sales decreased 2.4%, compared to a 0.4% decrease in 2015. The negative same-store sales in the Indianapolis and Charlotte markets were partially offset by a same-store sales increase of over 2% in our heritage markets, New Orleans and Memphis.
Company-operated restaurant operating profit was $20.7 million in 2016 compared to $21.9 million in 2015. The $1.2 million decrease in Company-operated restaurant operating profit was primarily due to lower sales. Company-operated restaurant operating profit margin was 19.1% of sales in 2016 compared to 20.0% of sales in 2015. The lower restaurant operating profit margin was primarily due to higher labor costs and other controllable expense. Company-operated restaurant operating profit margin is a supplemental non-GAAP measure of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
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
Franchise revenues were $154.8 million in 2016, a $10.8 million increase from 2015. The increase was primarily due to a $11.0 million increase in royalties resulting from an increase in franchise same-store sales of 1.9% during 2016 and new franchised restaurants and a $0.5 million increase in franchise and development fees from new unit openings, partially offset by the negative impacts of weakening foreign currencies against the US dollar of approximately $0.7 million.
Rent from Franchised Restaurants
Rent from franchised restaurants was $5.8 million in 2016, a $0.3 million increase from 2015. The increase was primarily due to $0.2 million in lease termination fees from properties sold to franchisee operators in 2016 and $0.3 million in rental revenue from restaurants refranchised in 2016, partially off-set by $0.2 million in lower rental revenue from properties sold or leases assigned to franchisee operators in 2015 and 2016.
General and Administrative Expenses
General and administrative expenses were $89.5 million in 2016, a $5.2 million increase from 2015. This increase was primarily attributable to planned investments to support our strategic roadmap and information technology, specifically:

•	a $2.9 million increase in restaurant assessments and other domestic franchisee operations support expenses;

•	a $1.7 million increase in information technology expenses including the scoping of our One Technology initiative;

•	a $0.5 million increase for the funding of our Popeyes Family and Friends Foundation;

•	a $0.7 million increase in Restaurant Support Center personnel costs; and

•	a $1.4 million increase in professional fees and other general and administrative expenses, net;

partially offset by:

•	$2.0 million decrease in short-term incentive based compensation.
General and administrative expenses were approximately 2.7% and 2.8% of system wide sales during 2016 and 2015, respectively.
Depreciation and Amortization
Depreciation and amortization was $10.1 million compared to $9.7 million last year. The increase in depreciation and amortization was primarily attributable to depreciation associated with new Company-operated restaurant openings in 2016 and 2015.

Other Expenses (Income), Net
Other expenses net of other income was $4.1 million in 2016 compared to insignificant other income in 2015. In 2016, the Company recorded $3.7 million in asset impairments and $0.4 net loss on the sale and disposal of assets.
In 2015, other income included $0.4 million in a settlement of claims and $0.1 million in gain on sale and disposal of assets, net, offset by executive transition expenses of $0.5 million.
See Note 16 to our Consolidated Financial Statements included in this Form 10-K for a description of Other expenses (income), net for 2016 and 2015.
Operating Profit
Operating profit in 2016 was $74.5 million, a $0.2 million increase compared to 2015. Fluctuations in the components of revenue and expense giving rise to this change are discussed above. The following is an analysis of the fluctuations in operating profit by business segment. Operating profit for each reportable segment includes operating results directly attributable to each segment.

(Dollars in millions)	2016	2015	Increase(Decrease)	As a Percent
Franchise operations	$73.2	$67.6	$5.6	8.3%
Company-operated restaurants	15.5	16.4	(0.9)	(5.5)%
Operating profit before unallocated expenses	88.7	84.0	4.7	5.6%
Less unallocated expenses:
Depreciation and amortization	10.1	9.7	0.4	4.1%
Other expenses (income), net	4.1	—	4.1
Total	$74.5	$74.3	$0.2	0.3%
The $5.6 million growth in franchise operations was primarily due to the $11.1 million increase in franchise revenue partially offset by a $5.5 million increases in general and administrative expenses related to domestic franchisee operations support, information technology, and other general and administrative expenses partially offset by short-term incentive based compensation.
Company-operated restaurants segment operating profit was $15.5 million, a $0.9 million or 5.5% decrease from 2015. The decrease in segment operating profit was due to a $1.2 million decrease in Company-operated restaurant operating profit partially offset by a $0.3 million decrease in Company-operated restaurants general and administrative expenses primarily due to lower short-term incentive based compensation in 2016.
Interest Expense, Net
Interest expense, net was $4.6 million in 2016, a $0.9 million increase from 2015. This increase was primarily due to a higher outstanding debt balance under the credit facility during 2016.
Income Tax Expense
Income tax expense was $27.1 million, yielding an effective tax rate of 38.8%, compared to an effective tax rate of 37.5% in 2015. The higher effective tax rate in 2016 is primarily due to a $0.5 million valuation allowance recorded on a deferred tax asset associated with a non-operating property held for sale, a $0.2 million adjustment to the valuation allowance on deferred tax assets in Louisiana, and an increase in our deferred state income tax rate. The effective rates differ from statutory rates due to adjustments in estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes. See Note 18 to our Consolidated Financial Statements included in this Form 10-K for the reconciliation of the statutory rates to the Company's effective tax rates.
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
General and administrative expenses were approximately 2.8% and 2.9% of system wide sales during 2015 and 2014, respectively.
Depreciation and Amortization
Depreciation and amortization was $9.7 million in 2015 compared to $8.7 million in 2014. The increase in depreciation and amortization was primarily attributable to depreciation associated with new Company-operated restaurants.
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
Interest Expense, Net
Interest expense, net was $3.7 million in 2015, a $0.7 million increase from 2014. This increase was primarily due to a higher outstanding debt balance under the 2013 Revolving Credit Facility during 2015 and higher effective interest rates under our 2013 Revolving Credit Facility after consideration of the impacts from our interest rate swap agreements.
Income Tax Expense
Income tax expense was $26.5 million, yielding an effective tax rate of 37.5%, compared to an effective tax rate of 38.5% in 2014. The lower effective tax rate in 2015 was primarily due to a $0.5 million out-of-period adjustment to our deferred tax liability associated with our indefinite lived intangible assets in 2014. The effective rates differ from statutory rates due to adjustments in estimated tax reserves, tax credits and permanent differences between reported income and taxable income for tax purposes. See Note 18 to our Consolidated Financial Statements included in this Form 10-K for the reconciliation of the statutory rates to the Company's effective tax rates.
Liquidity and Capital Resources
We finance our business activities primarily with cash flows generated from our operating activities and borrowings under our credit facility.
Based primarily upon our generation of cash flows from operations, coupled with our existing cash reserves of $11.6 million and $94.4 million available borrowings under our credit facility as of December 25, 2016, the Company believes that it will have adequate cash flow (primarily from operating cash flows) to meet its anticipated future requirements for working capital, various contractual obligations and expected capital expenditures for 2017. Furthermore, the Company's new credit facility discussed below will provide additional resources to meet commitments.
Our franchise model provides strong, diverse and reliable cash flows. Net cash provided by operating activities of the Company was $66.4 million and $62.7 million for 2016 and 2015, respectively. The $3.7 million increase in cash flows from operating activities was primarily due to a $4.7 million increase in Operating EBITDA and a $6.6 million decrease in excess tax benefit from share-based payment arrangements partially offset by a $7.6 million increase in income tax payments. See our Company’s Consolidated Statements of Cash Flows in our Consolidated Financial Statements included in this Form 10-K.
Our cash flows and available borrowings allow us to pursue our growth strategies. Our priorities in the use of available cash are:

•	reinvestment in core business activities that promote the Company’s strategic initiatives,

•	repurchase shares of our common stock, and

•	reduction of long-term debt.
Our investment in core business activities includes our commitment to maintain and reimage our Company-operated restaurants, construct Company-operated restaurants and provide operations support to our franchise system. Substantially all of our capital expenditures have been financed using cash provided from operating activities and borrowings under our bank credit facilities.
Our capital expenditures consist primarily of new restaurant construction, equipment replacements, re-imaging activities associated with Company-operated restaurants, investments in information technology and other capital assets. Capital expenditures associated with new freestanding restaurant construction typically cost, on a per restaurant basis, between $1.2 million and $1.5 million.
Net cash used in investing activities was $10.2 million and $12.6 million in 2016 and 2015, respectively. The $2.4 million decrease in cash used in investing activities was due to a $5.3 million reduction due to a decrease in Company-operated restaurant openings partially offset by a $1.2 million increase in information technology and general and administrative assets and a $1.7 million increase in capital spending to maintain, replace and extend the lives of Company-operated restaurant equipment and facilities.
The table below summarizes our capital expenditures for fiscal years 2016, 2015, and 2014:

(Dollars in millions)	2016	2015	2014
Construction of new Company-operated restaurants	$5.6	$10.9	$20.9
Acquisition and conversion of restaurants in California and Minnesota	—	—	2.9
Reimaging activities at Company-operated restaurants	—	—	0.6
Information technology hardware and software	1.1	0.4	0.8
Construction of the new corporate office	—	—	1.3
General and administrative assets	1.1	0.6	0.3
Other capital assets(1)	2.6	0.9	1.0
Total capital expenditures	$10.4	$12.8	$27.8

(1) Maintain, replace and extend the lives of Company-operated restaurant equipment and facilities.
During 2016, 2015, and 2014, we repurchased and retired 1,815,574 shares, 1,084,478 shares, and 891,931 shares of common stock for $100.0 million, $62.0 million, and $40.0 million, respectively. The remaining dollar amount of shares that may be repurchased under the program was $93.0 million at year-end 2016. See Note 12 to our Consolidated Financial Statements included in this Form 10-K.
Net cash used in financing activities was $53.7 million in 2016 compared to $49.4 million net cash used in financing activities in 2015. The $4.3 million increase in cash used in financing activities was primarily due to a $38.0 million increase in share repurchases in 2016 compared to 2015, a $6.6 million dollar decrease in excess tax benefits from share-based payment arrangements, a $2.0 million reduction in proceeds from exercise of employee stock options, a $1.1 million of debt issuance cost related to the 2016 Credit facility, and a $0.1 million decrease in other financing activities partially offset by a $43.5 million increase in net borrowings under our credit facilities.
See Note 9 and Note 22 to our Consolidated Financial Statements included in this Form 10-K for descriptions of the 2013 Revolving Credit Facility and the 2016 Revolving Credit Facility.

On January 22, 2016, the Company refinanced its existing 2013 Revolving Credit Facility with a new five year $250.0 million revolving credit facility.
Key terms in the 2016 Revolving Credit Facility include the following:

•	The Company must maintain a Consolidated Total Leverage Ratio of < 4.00 to 1.0.

•	The Company must maintain a Consolidated Minimum Fixed Charge Coverage Ratio of > 1.25 to 1.0.

•	The Company may repurchase and retire its common shares at any time the Consolidated Total Leverage Ratio is less than 3.50 to 1.0.

•
Borrowings under the facility will bear interest based upon the LIBOR Rate or the Base Rate (each as defined in the facility) plus an applicable margin based on the Company’s Total Leverage Ratio (as defined in the facility). The borrowings currently bear interest at the LIBOR Rate plus 1.50%. The Company will pay (quarterly in arrears) an annual commitment fee based on its Total Leverage Ratio on the unused portions of the facility.

•
The Company may obtain other short-term borrowings of up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the facility.

•	No principal payments will be due until the maturity date January 22, 2021.
Consolidated Total Leverage Ratio, as defined in the 2016 Revolving Credit Facility, is the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. Consolidated Total Indebtedness means, as at any date of determination, the aggregate principal amount of indebtedness of the Company. The Company's Consolidated Total Leverage Ratio was 1.7 to 1.0 and 1.2 to 1.0 as of December 25, 2016 and December 27, 2015, respectively. Consolidated Total Leverage Ratio, Consolidated Total Indebtedness, and Consolidated EBITDA are supplemental non-GAAP financial measures. See the heading “Management’s Use of Non-GAAP Financial Measures.”
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
As of December 25, 2016, the Company was in compliance with the financial and other covenants of the 2016 Revolving Credit Facility. The Company’s weighted average interest rate for all outstanding indebtedness under the 2016 Revolving Credit Facility, including fixed and floating rate debt, was 2.4% as of December 25, 2016.
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
On February 15, 2017, the Company increased the revolving loan commitments under the 2016 revolving credit facility to $400 million. See Note 22 to our Consolidated Financial Statements for further discussion.
Contractual Obligations
The following table summarizes our contractual obligations, due over the next five years and thereafter, as of December 25, 2016:

(In millions)	2017	2018	2019	2020	2021	There-after	Total
Long-term debt, excluding capital leases(1)	$0.5	$0.6	$0.6	$0.2	$155.7	$—	$157.6
Interest on long-term debt, excluding capital leases(1)	3.4	3.4	3.4	3.3	0.2	—	13.7
Leases(2)	8.3	7.9	7.7	7.6	7.4	112.7	151.6
Information technology outsourcing(3)	0.9	—	—	—	—	—	0.9
Business process services(3)	1.4	0.4	—	—	—	—	1.8
Total(4)	$14.5	$12.3	$11.7	$11.1	$163.3	$112.7	$325.6

(1)
For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 25, 2016. See Note 9 to our Consolidated Financial Statements included in this Form 10-K for information concerning the terms of our 2016 Revolving Credit Facility.

(2)
Of the $151.6 million of minimum lease payments, $146.2 million of those payments relate to operating leases and the remaining $5.4 million of payments relate to capital leases. See Note 10 to our Consolidated Financial Statements included in this Form 10-K.

(3)	See Note 15 to our Consolidated Financial Statements included in this Form 10-K.

(4)
We have not included in the contractual obligations table approximately $1.2 million for uncertain tax positions we have taken on tax returns. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the amount or period of cash settlement, if any, with the respective taxing authorities. These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

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
Critical Accounting Policies and Estimates
Our significant accounting policies are presented in Note 2 to our Consolidated Financial Statements included in this Form 10-K. Of our significant accounting policies, we believe the following involve a higher degree of risk, judgment and complexity. These policies involve estimations of the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations or financial condition. Changes in the estimates and judgments could significantly affect our results of operations, financial condition and cash flows in future years. Our critical accounting policies and estimates include:
•Impairment of long-lived assets;
•Impairment of goodwill and indefinite-lived intangible assets;
•Fair value measurements;
•Allowances for accounts and notes receivable;
•Leases;
•Deferred tax assets and tax reserves;
•Contingent liabilities; and
•Stock-based compensation expense.
Accounting Pronouncements That We Have Not Yet Adopted
See Note 3 to the Consolidated Financial Statements for impacts of accounting pronouncements which have been issued but not yet adopted on the Company's financial position and the results of operations.
Management’s Use of Non-GAAP Financial Measures
Adjusted earnings per diluted share, operating EBITDA, operating EBITDA margin, Company-operated restaurant operating profit, Company-operated restaurant operating profit margin, free cash flow and consolidated total leverage ratio are supplemental non-GAAP financial measures. The Company uses adjusted earnings per diluted share, operating EBITDA, operating EBITDA margin, Company-operated restaurant operating profit, Company-operated restaurant operating profit margin, free cash flow and consolidated total leverage ratio, in addition to earnings per share, net income, operating profit and cash flows from operating activities, to assess its performance and believes it is important for investors to be able to evaluate the Company using the same measures used by management. The Company believes these measures are important indicators of its operational strength and the performance of its business. Adjusted earnings per diluted share, operating EBITDA, operating EBITDA margin, Company-operated restaurant operating profit, Company-operated restaurant operating profit margin, free cash flow and consolidated total leverage ratio as calculated by the Company are not necessarily comparable to similarly titled measures reported by other companies. In addition, adjusted earnings per diluted share, operating EBITDA, operating EBITDA margin, Company-operated restaurant operating profit, Company-operated restaurant operating profit margin, free cash flow and consolidated total leverage ratio: (a) do not represent earnings per share, net income, operating profit, cash flows from operating activities as defined by GAAP; (b)

are not necessarily indicative of cash available to fund cash flow needs; and (c) should not be considered as an alternative to earnings per share, net income, operating profit, cash flows from operating activities or other financial information determined under GAAP.
Adjusted earnings per diluted share: Calculation and Definition
The Company defines adjusted net income for the periods presented as the Company’s reported net income after adjusting for certain non-operating items consisting of the following:

i.	other expense (income), net, as follows:

•	fiscal 2016 includes $3.7 million in asset impairments and $0.4 million net loss of the sale and disposal of assets;

•
fiscal 2015 includes $0.4 million for recoveries under Deepwater Horizon Economic and Property Damages Settlement Program and $0.2 million net gain on the sale of assets offset by $0.5 million related to executive transition expenses and $0.1 million net loss on the sale and disposal of assets;

ii.
for fiscal 2016, $0.5 million in income tax expense for an out-of-period adjustment to the Company's valuation allowance on a deferred tax asset associated with a non-operating property held for sale as discussed in Note 18 to the Consolidated Financial Statements; and

iii.	the tax effect of these adjustments at the effective statutory rates.
Adjusted earnings per diluted share provides the per share effect of adjusted net income on a diluted basis. The following table reconciles on a historical basis for fiscal years 2016 and 2015, the Company’s adjusted earnings per diluted share on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure on its consolidated statement of operations:

(In millions, except per share data)	2016	2015
Net income	$42.8	$44.1
Other expense (income), net	4.1	—
Deferred tax asset valuation allowance	0.5	—
Tax effect	(1.6)	—
Adjusted net income	$45.8	$44.1
Adjusted earnings per diluted share	$2.12	$1.91
Weighted average diluted shares outstanding	21.6	23.1
Operating EBITDA: Calculation and Definition
The Company defines operating EBITDA as “earnings before interest expense, taxes, depreciation and amortization, and other expenses (income), net.” The following table reconciles on a historical basis for the fiscal years 2016 and 2015, respectively, the Company’s operating EBITDA on a consolidated basis to the line on its consolidated statement of operations entitled net income, which the Company believes is the most directly comparable GAAP measure. Operating EBITDA margin is defined as operating EBITDA divided by total revenues.

(Dollars in millions)	2016	2015
Net income	$42.8	$44.1
Interest expense, net	4.6	3.7
Income tax expense	27.1	26.5
Depreciation and amortization	10.1	9.7
Other expenses (income), net	4.1	—
Operating EBITDA	$88.7	$84.0
Total revenues	$268.9	$259.0
Operating EBITDA margin	33.0%	32.4%
Company-operated Restaurant Operating Profit: Calculation and Definition

The Company defines Company-operated restaurant operating profit as sales by Company-operated restaurants minus restaurant food, beverages and packaging minus restaurant employee, occupancy and other expenses. The following table reconciles on a historical basis for fiscal years 2016, 2015 and 2014, respectively, Company-operated restaurant operating profit to the line item on its consolidated statement of operations entitled sales by Company-operated restaurants, which the Company believes is the most directly comparable GAAP measure. Company-operated restaurant operating profit margin is defined as Company-operated restaurant operating profit divided by sales by Company-operated restaurants.

(Dollars in millions)	2016	2015	2014
Sales by Company-operated restaurants	$108.3	$109.5	$97.2
Restaurant food, beverages and packaging	(34.2)	(35.3)	(32.0)
Restaurant employee, occupancy and other expenses	(53.4)	(52.3)	(46.8)
Company-operated restaurant operating profit	$20.7	$21.9	$18.4
Company-operated restaurant operating profit margin	19.1%	20.0%	18.9%
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
The following table reconciles on a historical basis for fiscal years 2016 and 2015, respectively, the Company’s free cash flow on a consolidated basis to the line on its consolidated statements of cash flows entitled net cash provided by operating activities, which the Company believes is the most directly comparable GAAP measure:

(Dollars in millions)	2016	2015
Net cash provided by operating activities	$66.4	$62.7
Capital expenditures (a)	(10.4)	(12.8)
Free cash flow	$56.0	$49.9

(a) Our capital expenditures consist primarily of new restaurant construction, equipment replacements, reimaging activities associated with Company-operated restaurants, investments in information technology and other capital assets.
Consolidated Total Leverage Ratio: Calculation and Definition
The Company uses Consolidated Total Leverage Ratio (“total leverage ratio”) to measure compliance with its covenants and borrowing capacity under its revolving credit facility. The Company also believes that its total leverage ratio is a helpful measure for investors to assess its overall debt leverage which affects its ability to refinance its long-term debt as it matures, the cost of existing debt, the capacity to incur additional debt to invest in its strategic initiatives, and the ability to repurchase and retire its common shares.
The Company calculates Consolidated Total Leverage Ratio, Consolidated Total Indebtedness and Consolidated EBITDA in accordance with its revolving credit facility. Consolidated Total Leverage Ratio is defined as the ratio of Consolidated Total Indebtedness divided by Consolidated EBITDA. Consolidated Total Indebtedness is generally defined as total indebtedness reflected on our balance sheet plus outstanding letters of credit. Consolidated EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization, other expenses (income), net, and stock-based compensation expense for the four immediately preceding fiscal quarters.
Set forth below is the calculation of Consolidated Total Leverage Ratio as of December 25, 2016 and December 27, 2015 and the reconciliations of Consolidated Total Indebtedness and Consolidated EBITDA to their most comparable GAAP measures: current debt maturities and long-term debt, for Consolidated Indebtedness, and net income, for Consolidated EBITDA.

	52 weeks ended
(Dollars in millions)	12/25/2016	12/27/2015
Current debt maturities	$0.5	$0.3
Long-term debt	159.3	112.3
Total indebtedness	159.8	112.6
Plus: outstanding letters of credit	0.1	0.1
Consolidated Total Indebtedness	$159.9	$112.7

Net income	$42.8	$44.1
Interest expense, net	4.6	3.7
Income tax expense	27.1	26.5
Depreciation and amortization	10.1	9.7
Other expenses (income), net	4.1	—
Stock-based compensation expense	6.8	6.7
Consolidated EBITDA	$95.5	$90.7

Consolidated Total Leverage Ratio	1.7	1.2

Forward-Looking Statements

Forward-Looking Statement: Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Examples of such statements in this Annual Report on Form 10-K include discussions regarding the Company’s planned implementation of its strategic plan, expectations regarding future growth, planned share repurchases, projections and expectations regarding same-store sales for fiscal 2017 and beyond, expected capital expenditures, guidance for new restaurant openings and closures, effective income tax rate, and the Company’s anticipated 2017 and long-term performance, including projections regarding general and administrative expenses, net earnings per diluted share, and similar statements of belief or expectation regarding future events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: competition from other restaurant concepts and food retailers, disruptions in the financial markets, the loss of franchisees and other business partners, labor shortages or increased labor costs, increased costs of our principal food products, changes in consumer preferences and demographic trends, as well as concerns about health or food quality, instances of avian flu or other food-borne illnesses, general economic conditions, the loss of senior management and the inability to attract and retain additional qualified management personnel, limitations on our business under our credit facility, our ability to comply with the repayment requirements, covenants, tests and restrictions contained in our credit facility, failure of our franchisees, a decline in the number of franchised units, a decline in our ability to franchise new units, slowed expansion into new markets, unexpected and adverse fluctuations in quarterly results, increased government regulation, the reliability of our information technology systems and network security, effects of volatile gasoline prices, supply and delivery shortages or interruptions, cyber security risks, currency, economic and political factors that affect our international operations, inadequate protection of our intellectual property and liabilities for environmental contamination, uncertainties as to the timing of the proposed transaction with RBI, uncertainties as to the percentage of the Company’s shareholders tendering shares in the proposed transaction with RBI, the possibility that competing offers will be made, the possibility that various closing conditions for the proposed transaction with RBI may not be satisfied or waived, the effects of disruption caused by the proposed transaction with RBI making it more difficult to maintain relationships with employees, franchisees, vendors and other business partners, the risk that shareholder litigation in connection with the proposed transaction with RBI may result in significant costs of defense, indemnification and liability, the risk that the transaction with RBI may not be completed and the other risk factors detailed in this Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission. Therefore, you should not place undue reliance on any forward-looking statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.
Commodity Market Risk.  We are exposed to market risk from changes in poultry and other commodity prices. Chicken is the principal raw material for our operations, constituting approximately 45% of our combined “Restaurant food, beverages and packaging” costs. These costs are significantly affected by fluctuations in the cost of chicken, which can result from a number of factors, including increases in the cost of grain, disease, declining market supply of fast-food sized chickens and other factors that affect availability, and greater international demand for domestic chicken products. We are affected by fluctuations in the cost of other commodities including shortening, wheat, gas and utility price fluctuations. Our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.
In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, Supply Management Services, Inc. (a not-for-profit purchasing cooperative of which we are a member) has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases are “cost-plus” contracts that utilize prices based upon the cost of certain feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, Supply Management Services, Inc. enters into commodity pricing agreements for certain commodities including corn, soy, and wheat which impact the price of poultry and other food costs.
Foreign Currency Exchange Rate Risk.  We are exposed to foreign currency exchange risk from the potential changes in foreign currency rates that directly impact our royalty revenues and cash flows from our international franchise operations. In 2016, franchise revenues from these foreign currency based operations represented approximately 7.4% of our total franchise revenues. For each of 2016, 2015, and 2014, foreign-sourced revenues represented approximately 4.3%, 4.7% and 4.7%, of our total revenues, respectively. All other things being equal, for the fiscal year ended December 25, 2016, operating profit would have decreased by approximately $1.1 million if all foreign currencies had uniformly weakened 10% relative to the U.S. Dollar.
As of December 25, 2016, approximately $1.5 million of our accounts receivable were denominated in foreign currencies. Our international franchised operations are in 25 foreign countries with approximately 43% of our revenues from international royalties originating from restaurants in Canada and Turkey.
Interest Rate Risk.  Our net exposure to interest rate risk consists of our borrowings under our 2016 Credit Facility. Borrowings made pursuant to that facility include interest rates that are benchmarked to U.S. and European short-term floating interest rates. As of December 25, 2016, the balances outstanding under our 2016 Credit Facility, totaled $155.5 million. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balances under our 2016 Credit Facility would be approximately $0.7 million after the effects of its interest rate swap agreements.
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
(b)  Our Evaluation of the Company’s Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 25, 2016, as required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).
Based on management’s assessment, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2016 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on this assessment, management concluded that as of December 25, 2016, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers, LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 25, 2016. This report can be found on Page 39 of this Annual Report.
(d)  Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2016, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.  OTHER INFORMATION
None.

PART III.
Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 will be included in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.
The following table sets forth the name, age (as of the date of this filing) and position of our current executive officers:

Name	Age	Position
Cheryl A. Bachelder	60	Chief Executive Officer
William P. Matt	56	Chief Financial Officer
John K. Merkin	51	Chief Operating Officer - U.S.
Richard H. Lynch	62	Chief Brand Officer
Harold M. Cohen	53	General Counsel, Chief Administrative Officer and Corporate Secretary
Andrew Skehan	56	President - International
Cheryl A. Bachelder, age 60, has served as our Chief Executive Officer since November 2007. She has served as a member of the Board of Directors since November 2006. Ms. Bachelder also serves on the Procter & Gamble APFI Advisory Board, since 2009, as well as the Board of Directors for Pier 1 Imports, since November 2012. She also served on the True Value Corporation Board of Directors from 2006 – 2013, and the National Restaurant Association Board from May 2009 – December 2012. Ms. Bachelder served as the President and Chief Concept Officer of KFC Corporation in Louisville, Kentucky from January 2001 to September 2003.
William P. Matt, age 56, has served as our Chief Financial Officer since August 2014. From January 2013 until July of 2014 Mr. Matt served as the Chief Operating Officer of La Senza Global, a division of L Brands, Inc. From May 2008 to December 2012, Mr. Matt served as the Chief Administrative Officer of Victoria Secret Direct, a division of Limited Brands International. From January 2004 to April 2008, Mr. Matt served as the Chief Financial Officer of Victoria Secret Direct. From July 2000 to December 2003, Mr. Matt served as the Chief Financial Officer of L Brands Real Estate and Store Design and Construction group. Prior to working at L Brands, Mr. Matt spent ten years working at KFC Corporation.
John K. Merkin, age 51, has served as Chief Operating Officer since March 2015. Prior to joining Popeyes, Mr. Merkin worked at DineEquity, Inc./IHOP Restaurants as Senior Vice President, Operations and led franchise development and operations for the IHOP brand internationally. From 1986 to 2009, Mr. Merkin held various positions with Intercontinental Hotels Group (IHG).
Richard H. Lynch, age 62, was appointed as Chief Brand Officer in January 2014. From January 2012 to January 2014, Mr. Lynch served as Chief Global Brand Officer. From March 2008 to January 2012, Mr. Lynch served as our Chief Marketing Officer following his consultancy as interim CMO. Mr. Lynch served as Principal of Go LLC, a marketing consulting firm specializing in restaurant and food retail from July 2003 to February 2008, where he developed brand strategy and innovation plans for concepts including Burger King, Ruby Tuesday, and Buffalo Wild Wings. From November 1982 to June 2003, Mr. Lynch served as Executive Vice President at Campbell Mithun Advertising where he led the development of strategy and positioning for brands such as Domino’s Pizza, Martha Stewart Everyday and Betty Crocker.
Harold M. Cohen, age 53, has served as our Corporate Secretary and General Counsel since September 2005. Mr. Cohen has served as our Chief Administrative Officer since May 2008. Mr. Cohen has been General Counsel of Popeyes, formerly a division of AFC Enterprises, Inc., since January 2005. He also has served as Vice President of the Company since July 2000. From April 2001 to December 2004, he served as Deputy General Counsel of the Company. From August 1995 to June 2000, he was Corporate Counsel for the Company.
Andrew Skehan, age 56, was appointed our President - International in February 2015. From August 2011 until February 2015, Mr. Skehan served as Chief Operating Officer – International. From October 2009 until August 2011, Mr. Skehan was Chief Operating Officer – International for Wendy’s/Arby’s Group in Atlanta, Georgia. From April 2007 until December 2008, he was President – Europe, Africa and Middle East for Quiznos Restaurants in Denver, Colorado. From April 1999 until December 2006, Mr. Skehan served as Chief Marketing Officer and subsequently Chief Operating Officer for Churchill Downs Inc. in Louisville, Kentucky.

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
Item 11.  EXECUTIVE COMPENSATION
Information regarding executive compensation required by this Item 11 will be included in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 will be included in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence required by this Item 13 will be included in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP. Information regarding principal accountant fees and services required by this Item 14 will be included in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

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

10.39(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.*

10.40(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan - General.*

10.41(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.*

10.42(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan - Executive.*

10.43(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.*

10.44(i)	Indemnification Agreement between the Company and Peter Starrett dated December 1, 2000.

10.45(p)	Indemnification Agreement dated November 28, 2006 by and between the Company and John M. Cranor, III.*

10.46(p)	Indemnification Agreement dated November 28, 2006 by and between the Company and Cheryl A. Bachelder.*

10.47(q)	Popeyes Chicken and Biscuits 2006 Bonus Plan.*

10.48(q)	Employment Agreement dated as of March 14, 2007 between the Company and James W. Lyons.*

10.49(q)	Employment Agreement dated as of March 14, 2007 between the Company and Robert Calderin.*

10.50(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (time-based vesting).*

10.51(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (performance-based vesting).*

10.52(s)	Employment Agreement dated as of October 9, 2007 between the Company and Cheryl A. Bachelder.*

10.53(l)	Accelerated Stock Repurchase Agreement by and between the Company and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch dated March 12, 2008.

10.54(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Harold M. Cohen.*

10.55(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Henry Hope, III.*

10.56(b)	Employment Agreement effective as of February 4, 2008 between the Company and Richard Lynch.*

10.57(w)	Employment Agreement effective as of April 20, 2009 between the Company and Ralph Bower.*

10.58(k)	Indemnification Agreement by and between the Company and Krishnan Anand dated November 2, 2010.*

10.59(x)	Employment Agreement by and between the Company and Andrew Skehan, dated August 17, 2011.*

10.60(y)	First Amendment to the AFC Enterprises, Inc. 2006 Incentive Stock Plan.*

10.61(aa)	Promotion Letter Agreement among the Company and Ralph Bower.*

10.62(aa)	Form of Performance-Based Restricted Stock Unit Grant Certificate.*

Exhibit Number	Description
10.63(bb)	Indemnification Agreement by and between the Company and Martyn R. Redgrave, dated October 9, 2013.*
10.64(n)	Indemnification Agreement by and between the Company and Joel K. Manby, dated September 5, 2013.*

10.65(cc)	Employment Term Letter to Tony Woodard, dated May 13, 2014.*

10.66(cc)	Letter re Severance Agreement to Tony Woodard, dated May 13, 2014.*

10.67(cc)	Indemnification Agreement to Tony Woodard.*

10.68(dd)	Recipe and Formula Purchase Agreement between the Company and Diversified Foods and Seasonings, L.L.C. ("DFS"), dated June 13, 2014.

10.69(dd)	Supply Agreement between the Company and DFS, dated June 13, 2014.†

10.70(dd)	Separation Agreement and General Release between the Company and H. Melville Hope, III.*

10.71(dd)	Independent Contractor Agreement between the Company and H. Melville Hope, III.*

10.72(ee)	Employment Agreement, dated August 21, 2014, between the Company and William P. Matt.*

10.73(ee)	Letter, dated August 21, 2014, from the Company to William P. Matt regarding relocation benefits.*

10.74(ee)	Indemnification Agreement dated August 21, 2014, by and between the Company and William P. Matt.*

10.75(ff)	Indemnification Agreement dated January 29, 2015, by and between the Company and S. Kirk Kinsell.*

10.76(gg)	Popeyes Louisiana Kitchen, Inc. 2015 Incentive Plan.*

10.77(hh)	Employment Agreement, dated March 13, 2015, between the Company and John K. Merkin.*

10.78(ii)	Indemnification Agreement, dated August 17, 2015, between the Company and John K. Merkin.*

10.79(ii)	Indemnification Agreement, dated November 2, 2015, between the Company and Lizanne Thomas.*

10.80(jj)
Amended and Restated Credit Agreement, dated as of January 22, 2016, by and among the Company, as the Borrower, the guarantor named therein, the lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender.

10.81(kk)	Indemnification Agreement, dated January 28, 2016, by and between the Company and Candace S. Matthews.*

10.82(ll)	Employment Agreement dated as of February 22, 2016, between the Company and Cheryl Bachelder.*

10.83(ll)	Employment Agreement dated as of February 22, 2016, between the Company and Richard H. Lynch.*

10.84(mm)	Employment Agreement dated as of May 24, 2016, between the Company and Andrew Skehan.*

10.85(mm)	Employment Agreement dated as of May 24, 2016, between the Company and William P. Matt.*

10.86(mm)	Employment Agreement dated as of May 24, 2016, between the Company and Harold M. Cohen.*

10.87(mm)	Employment Agreement dated as of May 24, 2016, between the Company and John K. Merkin.*

11.1**	Statement regarding computation of per share earnings.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

†	Certain portions of this exhibit have been granted confidential treatment.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Data required by FASB authoritative guidance for Earnings per Share, is provided in Note 19 to our Consolidated Financial Statements in this Annual Report.

***	Previously filed.

(a)	Filed as an exhibit to the Registration Statement of the Company on Form S-4/A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.

(b)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 28, 2008 on March 11, 2009 and incorporated by reference herein.

(c)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.

(d)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 18, 2010 on May 26, 2010 and incorporated by reference herein.

(e)	Filed as an exhibit to the Registration Statement of the Company on Form S-1/A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.

(f)	Filed as an exhibit to the Registration Statement of the Company on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.

(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of the Company on April 12, 2002 and incorporated by reference herein.

(h)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 17, 2005, on May 27, 2005, and incorporated by reference herein.

(i)	Filed as an Exhibit to the Form 8-K of the Company filed on January 21, 2014 and incorporated by reference herein.

(j)	Filed as an exhibit to the Form 8-K of the Company filed on November 3, 2010 and incorporated by reference herein.

(k)	Filed as an exhibit to the Form 8-K of the Company filed on March 13, 2008 and incorporated by reference herein

(l)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 28, 2003, on March 29, 2004 and incorporated by reference herein.

(m)	Filed as an exhibit to the Form 8K of the Company filed on September 6, 2013 and incorporated by reference herein.

(n)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 26, 2004 on March 28, 2005 and incorporated by reference herein.

(o)	Filed as an exhibit to the Form 8-K of the Company filed November 29, 2006 and incorporated by reference herein.

(p)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 2006 and incorporated by reference herein.

(q)	Filed as an exhibit to the Form 8-K of the Company filed November 7, 2007 and incorporated by reference herein.

(r)	Filed as an exhibit to the Form 8-K of the Company filed October 12, 2007 and incorporated by reference herein.

(s)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended October 5, 2008 on November 12, 2008 and incorporated by reference herein.

(t)	Filed an exhibit to the Form 8-K of the Company filed on April 16, 2008 and incorporated by reference herein.

(u)	Filed as an Exhibit to the Form 8-K of the Company filed on December 20, 2013 and incorporated by reference herein.

(v)	Filed as an Exhibit to the Form 8-K of the Company filed on April 21, 2009 and incorporated by reference herein.

(w)	Filed as an Exhibit to the Form 8-K of the Company filed on August 19, 2011 and incorporated by reference herein.

(x)	Filed as an Exhibit to the Proxy Statement and Notice of 2011 Annual Shareholders Meeting of the Company on April 20, 2011 and incorporated by reference herein.

(y)	Filed as Exhibit 2.1 to the Form 8-K of the Company filed on October 16, 2012 and incorporated by reference herein.

(z)	Filed as an Exhibit to the Form 10-Q of the Company for the quarter ended April 15, 2012 and incorporated by reference herein.

(aa)	Filed as an Exhibit to the Form 8-K of the Company filed on October 10, 2013 and incorporated by reference herein.

(bb)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 20th, 2014 and incorporated by reference herein.

(cc)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended July 13, 2014 and incorporated by reference herein.

(dd)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended October 5, 2014 and incorporated by reference herein.

(ee)	Filed as an exhibit to the Form 8-K of the Company filed January 29, 2015 and incorporated by reference herein.

(ff)	Filed as an exhibit to the Company's Definitive Proxy Statement filed on April 21, 2015 and incorporated by reference herein.

(gg)	Filed as an exhibit to the Form 10-Q/A of the Company for the quarter ended July 12, 2015 and incorporated by reference herein.

(hh)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended July 12, 2015 and incorporated by reference herein.

(ii)	Filed as any exhibit to the Form 8-K of the Company filed November 2, 2015 and incorporated by reference herein.

(jj)	Filed as an exhibit to the Form 8-K of the Company filed January 25, 2016 and incorporated by reference herein.

(kk)	Filed as an exhibit to the Form 8-K of the Company filed January 29, 2016 and incorporated by reference herein.

(ll)	Filed as an exhibit to the Form 8-K of the Company filed February 23, 2016 and incorporated by reference herein.

(mm)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 17, 2016 and incorporated by reference herein.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February 2017.

POPEYES LOUISIANA KITCHEN, INC.

By:	/s/ CHERYL A. BACHELDER
Cheryl A. Bachelder
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ CHERYL A. BACHELDER	Chief Executive Officer (Principal Executive Officer)
Cheryl A. Bachelder		February 22, 2017

/s/ WILLIAM P. MATT	Chief Financial Officer (Principal Financial Officer)
William P. Matt		February 22, 2017

/s/ PAUL F. MARSDEN	Chief Accounting Officer (Principal Accounting Officer)
Paul F. Marsden		February 22, 2017

/s/ JOHN M. CRANOR, III	Director, Chairman of the Board
John M. Cranor, III		February 22, 2017

/s/ KRISHNAN ANAND	Director
Krishnan Anand		February 22, 2017

/s/ CAROLYN H. BYRD	Director
Carolyn H. Byrd		February 22, 2017

/s/ S. KIRK KINSELL	Director
S. Kirk Kinsell		February 22, 2017

/s/ JOEL K. MANBY	Director
Joel K. Manby		February 22, 2017

/s/ CANDACE S. MATTHEWS	Director
Candace S. Matthews		February 22, 2017

/s/ MARTYN R. REDGRAVE	Director
Martyn R. Redgrave		February 22, 2017

/s/ LIZANNE THOMAS	Director
Lizanne Thomas		February 22, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Popeyes Louisiana Kitchen, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Popeyes Louisiana Kitchen, Inc. at December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred income taxes in 2016.

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

/s/PricewaterhouseCoopers, LLP
February 22, 2017

Popeyes Louisiana Kitchen, Inc.
Consolidated Balance Sheets
As of December 25, 2016 and December 27, 2015
(In millions, except share data)

	2016	2015
Current assets:
Cash and cash equivalents	$11.6	$9.1
Accounts and current notes receivable, net	9.5	9.2
Other current assets	4.9	8.5
Advertising cooperative assets, restricted	33.8	35.4
Total current assets	59.8	62.2
Long-term assets:
Property and equipment, net	95.6	97.7
Goodwill	11.0	11.1
Trademarks and other intangible assets, net	93.7	94.2
Other long-term assets, net	2.1	1.5
Total long-term assets	202.4	204.5
Total assets	$262.2	$266.7
Current liabilities:
Accounts payable	$7.8	$6.7
Other current liabilities	13.0	13.1
Current debt maturities	0.5	0.3
Advertising cooperative liabilities	33.8	35.4
Total current liabilities	55.1	55.5
Long-term liabilities:
Long-term debt	159.3	112.3
Deferred credits and other long-term liabilities	39.4	39.3
Total long-term liabilities	198.7	151.6
Commitments and contingencies
Shareholders’ equity:
Preferred stock ($.01 par value; 2,500,000 shares authorized; 0 issued and outstanding)	—	—
Common stock ($.01 par value; 150,000,000 shares authorized; 20,727,945 and 22,449,697 shares issued and outstanding at the end of fiscal years 2016 and 2015, respectively)	0.2	0.2
Capital in excess of par value	—	—
Retained earnings	8.3	59.6
Accumulated other comprehensive loss	(0.1)	(0.2)
Total shareholders’ equity	8.4	59.6
Total liabilities and shareholders’ equity	$262.2	$266.7
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Operations
For Fiscal Years 2016, 2015, and 2014
(In millions, except per share data)

	2016	2015	2014
Revenues:
Sales by Company-operated restaurants	$108.3	$109.5	$97.2
Franchise royalties and fees	154.8	144.0	131.3
Rent from franchised restaurants	5.8	5.5	7.1
Total revenues	268.9	259.0	235.6
Expenses:
Restaurant food, beverages and packaging	34.2	35.3	32.0
Restaurant employee, occupancy and other expenses	53.4	52.3	46.8
General and administrative expenses	89.5	84.3	78.9
Occupancy expenses - franchise restaurants	3.1	3.1	3.2
Depreciation and amortization	10.1	9.7	8.7
Other expenses (income), net	4.1	—	1.2
Total expenses	194.4	184.7	170.8
Operating profit	74.5	74.3	64.8
Interest expense, net	4.6	3.7	3.0
Income before income taxes	69.9	70.6	61.8
Income tax expense	27.1	26.5	23.8
Net income	$42.8	$44.1	$38.0

Earnings per common share, basic:	$2.00	$1.94	$1.63
Earnings per common share, diluted:	$1.98	$1.91	$1.60

Weighted-average shares outstanding:
Basic	21.4	22.7	23.3
Diluted	21.6	23.1	23.8
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Comprehensive Income
For Fiscal Years 2016, 2015, and 2014
(In millions)

	2016	2015	2014
Net income	$42.8	$44.1	$38.0
Other comprehensive income
Net change in fair value of cash flow hedge	(0.4)	(1.2)	—
Reclassification adjustments for derivative losses included in earnings	0.6	1.0	0.8
Other comprehensive income (loss), before income tax	0.2	(0.2)	0.8
Income tax expense (benefit) on other comprehensive income	0.1	(0.1)	0.3
Other comprehensive income (loss), net of income taxes	0.1	(0.1)	0.5
Comprehensive income	$42.9	$44.0	$38.5

The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For Fiscal Years 2016, 2015, and 2014
(Dollars in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
Balance at December 29, 2013	23,784,041	$0.2	$77.9	$(18.7)	$(0.6)	$58.8
Net income	—	—	—	38.0	—	38.0
Other comprehensive income, net of tax	—	—	—	—	0.5	0.5
Repurchases and retirement of shares	(891,931)	—	(40.0)	—	—	(40.0)
Excess tax benefit from stock-based compensation	—	—	2.6	—	—	2.6
Issuance of common stock under stock option plans	240,563	—	2.4	—	—	2.4
Issuance of restricted stock awards, net of forfeitures	10,936	—	(1.8)	—	—	(1.8)
Stock-based compensation expense	—	—	5.3	—	—	5.3
Balance at December 28, 2014	23,143,609	$0.2	$46.4	$19.3	$(0.1)	$65.8
Net income	—	—	—	44.1	—	44.1
Other comprehensive income, net of tax	—	—	—	—	(0.1)	(0.1)
Repurchases and retirement of shares	(1,084,478)	—	(58.2)	(3.8)	—	(62.0)
Excess tax benefit from stock-based compensation	—	—	7.6	—	—	7.6
Issuance of common stock under stock option plans	275,973	—	2.5	—	—	2.5
Issuance of restricted stock awards, net of forfeitures	114,593	—	(5.0)	—	—	(5.0)
Stock-based compensation expense	—	—	6.7	—	—	6.7
Balance at December 27, 2015	22,449,697	$0.2	$—	$59.6	$(0.2)	$59.6
Net income	—	—	—	42.8	—	42.8
Other comprehensive income (loss), net of tax	—	—	—	—	0.1	0.1
Repurchases and retirement of shares	(1,815,574)	—	(5.9)	(94.1)	—	(100.0)
Excess tax benefit from stock-based compensation	—	—	1.0	—	—	1.0
Issuance of common stock under stock option plans	32,158	—	0.5	—	—	0.5
Issuance of restricted stock awards, net of forfeitures	61,664	—	(2.4)	—	—	(2.4)
Stock-based compensation expense	—	—	6.8	—	—	6.8
Balance at December 25, 2016	20,727,945	$0.2	$—	$8.3	$(0.1)	$8.4
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Consolidated Statements of Cash Flows
For Fiscal Years 2016, 2015, and 2014
(In millions)

	2016	2015	2014
Cash flows provided by (used in) operating activities:
Net income	$42.8	$44.1	$38.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10.1	9.7	8.7
Asset impairments	3.7	—	—
Net (gain) loss on sale and disposal of assets	0.4	(0.1)	(0.8)
Deferred income taxes	(2.3)	4.2	2.4
Non-cash interest expense, net	0.4	0.4	1.0
Excess tax benefit from share-based payment arrangements	(1.0)	(7.6)	(2.6)
Stock-based compensation expense	6.8	6.7	5.3
Change in operating assets and liabilities:
Accounts receivable	(0.2)	(0.5)	0.4
Other operating assets	4.8	6.7	4.9
Accounts payable and other operating liabilities	0.9	(0.9)	2.3
Net cash provided by operating activities	66.4	62.7	59.6
Cash flows provided by (used in) investing activities:
Capital expenditures	(10.4)	(12.8)	(27.8)
Proceeds from dispositions of property and equipment	0.2	0.2	1.3
Investment in indefinite-lived assets	—	—	(41.8)
Net cash used in investing activities	(10.2)	(12.6)	(68.3)
Cash flows provided by (used in) financing activities:
Principal payments — 2013 credit facility	(109.0)	(3.0)	—
Borrowings under 2013 credit facility	—	6.0	43.0
Borrowings under 2016 credit facility	155.5	—	—
Excess tax benefits from share-based payment arrangements	1.0	7.6	2.6
Share repurchases	(100.0)	(62.0)	(40.0)
Proceeds from exercise of employee stock options	0.5	2.5	2.4
Debt issuance costs	(1.1)	—	—
Other financing activities, net	(0.6)	(0.5)	(0.5)
Net cash provided by (used in) financing activities	(53.7)	(49.4)	7.5
Net increase (decrease) in cash and cash equivalents	2.5	0.7	(1.2)
Cash and cash equivalents at beginning of year	9.1	8.4	9.6
Cash and cash equivalents at end of year	$11.6	$9.1	$8.4
The accompanying notes are an integral part of these consolidated financial statements.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014
Note 1 — Description of Business
Popeyes Louisiana Kitchen, Inc. (“Popeyes” or “the Company”) develops, operates and franchises quick-service restaurants under the trade name Popeyes® Louisiana Kitchen and Popeyes® Chicken & Biscuits in 48 states, the District of Columbia, three territories, and 25 foreign countries.
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
Fiscal Year.  The Company has a 52/53-week fiscal year that ends on the last Sunday in December. The 2016, 2015 and 2014 fiscal years all consisted of 52 weeks.
Cash and Cash Equivalents. The Company considers all money market investment instruments and certificates of deposit with original maturities of three months or less to be cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s primary disbursement accounts create a bank overdraft liability. Bank overdrafts were insignificant for both fiscal years 2016 and 2015.
Supplemental Cash Flow Information.

(in millions)	2016	2015	2014
Interest paid	$3.8	$3.0	$1.8
Accrued purchase of property and equipment	2.2	1.7	3.0
Property acquisition financed by promissory note	1.0	—	—
Income taxes paid, net	21.2	13.6	14.9
Accounts Receivable, Net.  At December 25, 2016 and December 27, 2015, accounts receivable, net were $9.3 million and $9.0 million, respectively. Accounts receivable consist primarily of amounts due from franchisees related to royalties, rents, and various miscellaneous items. The accounts receivable balance is stated net of an allowance for doubtful accounts. The Company reserves a franchisee’s receivable balance based upon the age of the receivable and consideration of other factors and events. During 2016, 2015, and 2014, changes in the allowance for doubtful accounts were as follows:

(in millions)	2016	2015	2014
Balance, beginning of year	$0.1	$0.1	$0.1
Provisions for credit (recoveries) losses	0.1	0.1	—
Write-offs	—	(0.1)	—
Balance, end of year	$0.2	$0.1	$0.1

Notes Receivable, Net.  Notes receivable primarily consist of notes from franchisees to finance certain past due franchise revenues and rents. The notes receivable balance is stated net of an allowance for uncollectible amounts which is evaluated each reporting period on a note-by-note basis. At December 25, 2016 and December 27, 2015, notes receivable, net, were approximately $0.4 million and $0.5 million, respectively, of which $0.1 million was current. No notes were reserved at December 25, 2016. The balance in the allowance account at December 27, 2015 was approximately $0.1 million.
Inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist principally of food, beverage items, paper and supplies. At December 25, 2016 and December 27, 2015, inventory of $0.8 million and $0.9 million was included as a component of “Other current assets.”

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation.
Provisions for depreciation are made using the straight-line method over an asset’s estimated useful life: 7 to 35 years for buildings; 5 to 15 years for equipment; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term (generally 3 to 20 years). During 2016, 2015, and 2014, depreciation expense was approximately $9.6 million, $9.2 million, and $8.2 million, respectively.
The Company capitalizes interest on external costs in connection with the construction of new restaurants. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No significant interest was incurred for such purposes in 2016, 2015 and 2014.
The Company evaluates property and equipment for impairment when circumstances arise indicating that a particular asset may be impaired. For property and equipment at Company-operated restaurants, annual impairment evaluations are performed on an individual restaurant basis. The Company evaluates restaurants using a “two-year history of operating losses” as our primary indicator of potential impairment. The Company evaluates recoverability based on the restaurant’s forecasted undiscounted cash flows for the expected remaining useful life of the unit, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the restaurant and actual results at comparable restaurants. The carrying values of restaurant assets that are not considered recoverable are written down to their estimated fair market value, which are generally measured by discounting estimated future cash flows.
Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. The discount rate used in the fair value calculations is our estimate of the required rate of return that a third party would expect to receive when purchasing a similar restaurant and the related long-lived assets.
The Company recorded $3.7 million in asset impairments as a component of "Other expenses (income), net" in the Consolidated Statements of Operations during the third quarter of 2016. No impairments were recorded in 2015 or 2014. See Note 5 for further discussion.
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
The Company’s finite-lived intangible assets (primarily re-acquired franchise rights) are amortized on a straight-line basis over 10 to 20 years based on the remaining life of the original franchise agreement or lease agreement. See Note 6 for further disclosure.
Costs incurred to renew or extend the term of recognized intangibles are expensed as incurred and reported as a component of “General and administrative expenses.”
The Company evaluates goodwill for impairment on an annual basis as of the first day of the fourth quarter or more frequently when circumstances arise indicating that goodwill may be impaired using a two-step process. The first step of the impairment evaluation includes a comparison of the fair value of each of the Company’s reporting units with their carrying value. The Company’s reporting units are its business segments. The Company uses a discounted cash flow methodology to estimate the fair value of its reporting units. The operating assumptions used to estimate future cash flows are consistent with the reporting unit’s past performance and with the projections and assumptions that are used in the Company’s current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The discount rate used in estimating the fair value of the reporting units is our estimate of a market participant’s required rate of return. If a reporting unit’s carrying value exceeds its fair value, goodwill is impaired down to its implied fair value determined in the same manner as a business combination. During 2016, 2015 and 2014, there was no impairment of goodwill identified during the Company’s annual impairment testing.
The Company-operated restaurants segment has goodwill of $2.1 million as of the end of 2016. While the operating assumptions used to estimate the segment’s fair value reflect what the Company believes are reasonable and achievable growth rates, failure to realize these growth rates could result in future impairment of the recorded goodwill. If the Company believes the risks inherent in the business increase, the resulting change in the assumed discount rate could also result in future goodwill impairment.
During 2016, the Company included $0.1 million of goodwill in the carrying value of the 17 restaurants in Indianapolis, Indiana in the determination of the loss on the refranchising of the restaurants. See Note 16 for further details.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

The Company evaluates trademarks, recipes and formulas, and other indefinite-lived intangible assets for impairment annually during the fourth quarter or when events or changes in circumstances indicate that it is more likely than not that the asset may be impaired. When evaluating an indefinite-lived asset for impairment, the Company compares the estimated fair value of the indefinite-lived intangible asset to its carrying value. If the carrying value exceeds the estimated fair value of the asset, the asset is impaired down to its estimated fair value. The Company uses a relief from royalty methodology to estimate the fair value of its indefinite-lived intangible assets. During 2016, 2015 and 2014, there was no indicated impairment of indefinite-lived intangible assets as a result of the Company’s annual impairment testing. The estimated fair values of our indefinite-lived intangible assets were substantially in excess of their carrying values as of the 2016 evaluation date.
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
Debt Issuance Costs.  Costs incurred to secure new debt facilities are capitalized and then amortized utilizing a method that approximates the effective interest method for term loans and the straight-line method for revolving credit facilities. Absent a basis for cost deferral, debt amendment fees are expensed as incurred. Debt issuance costs are classified as "Other long-term assets, net" on the Company's Consolidated Balance Sheet. The Company adopted the FASB's updated guidance on debt issuance costs beginning in 2016. The Company classified its debt issuance costs as a direct reduction of the carrying amount of our revolving credit facility during the interim periods in 2016. During the fourth quarter of 2016, we changed our accounting policy to present such costs as an asset regardless of whether there are any outstanding borrowings on the revolving credit arrangement consistent with prior year's classification. This change did not have a material impact on our financial results.
Unamortized debt issuance costs were $1.4 million and $0.7 million as of December 25, 2016 and December 27, 2015, respectfully. In the Company’s Consolidated Statements of Operations, the amortization of debt issuance costs, write-off of debt issuance costs when a debt facility is modified or prematurely paid off, and debt amendment fees are included as a component of “Interest expense, net.” During 2016, the Company expensed $0.1 million of deferred debt costs due to the retirement of the 2013 Revolving Credit Facility.
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
In the Company’s consolidated financial statements, contributions received and expenses of the advertising cooperative are excluded from the Company’s Consolidated Statements of Operations and the Consolidated Statements of Cash Flow. The Company reports all assets and liabilities of the advertising cooperative as “Advertising cooperative assets, restricted” and “Advertising cooperative liabilities” in the Consolidated Balance Sheets. The advertising cooperatives assets, consisting primarily of cash and accounts receivable from the franchisees, can only be used for selected purposes and are considered restricted. The advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs.
The Company’s contributions to the advertising cooperative based on Company-operated restaurant sales are reflected in the Company’s Consolidated Statements of Operations as a component of “Restaurant employee, occupancy and other expenses.” Additional contributions to the advertising cooperative for national media advertising and other marketing related costs are expensed as a component of “General and administrative expenses.” During 2016, 2015, and 2014, the Company’s advertising costs were approximately $4.6 million, $5.4 million, and $3.9 million, respectively.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

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
Commitments and Contingencies. Contingent liabilities are reserved when the Company is able to assess that an expected loss is both probable and reasonably estimable. See Note 15 for further discussion.
Accumulated Other Comprehensive Loss.  Comprehensive income (loss) is net income plus the change in fair value of the Company’s cash flow hedge discussed in Note 9 plus derivative (gains) or losses realized in earnings during the period. Amounts included in accumulated other comprehensive loss for the Company’s derivative instruments are recorded net of the related income tax effects. As of December 25, 2016 and December 27, 2015, accumulated other comprehensive loss consisted of derivative losses associated with the company's interest rate swap agreements.
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

(in millions)	2016	2015	2014
Franchise royalties	$149.0	$138.7	$125.1
Franchise fees	5.8	5.3	6.2
Franchise royalties and fees	$154.8	$144.0	$131.3
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
Cash Consideration from Vendors.  The Company has entered into long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its advertising fund from the beverage vendors based upon the dollar volume of purchases for Company-operated restaurants and franchised restaurants. For Company-operated restaurants, these incentives are recognized as earned throughout the year and are classified as a reduction of “Restaurant food, beverages and packaging” in the consolidated statements of operations. The incentives recognized by Company-operated restaurants were approximately $1.4 million, $1.4 million, and $1.1 million in 2016, 2015, and 2014, respectively. Rebates earned and contributed to the cooperative advertising fund are excluded from the Company’s Consolidated Statements of Operations.
Gains and Losses Associated With Refranchising.  From time to time, the Company engages in refranchising transactions. Typically, these transactions involve the sale of a Company-operated restaurant to an existing or new franchisee.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

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
During the fourth quarter 2016, the Company refranchised the 17 Company-operated restaurants in the Indianapolis, Indiana market to existing franchisees. The Company recorded a $0.1 million loss on the refranchising of the restaurants. See Note 16 for further discussion. There were no sales of Company-operated restaurants in 2015 or 2014.
During 2016, 2015 and 2014, previously deferred gains of approximately $0.1 million, $0.3 million, and $0.2 million, respectively, were recognized in income as a component of “Other expenses (income), net” in the accompanying Consolidated Statements of Operations. As of December 25, 2016, the Company had $0.4 million in deferred gains on unit conversions reported as a component of "Deferred Credits and Other Long-Term Liabilities".
Research and Development.  Research and development costs are expensed as incurred. During 2016, 2015, and 2014 such costs were approximately $2.2 million, $2.3 million, and $2.3 million, respectively.
Foreign Currency Transactions. Substantially all of the Company’s foreign-sourced revenues (principally royalties from international franchisees) are recorded in U.S. dollars. The aggregate effects of any exchange gains or losses are included in the accompanying Consolidated Statements of Operations as a component of “General and administrative expenses.” The net foreign currency losses were insignificant in 2016 and $0.1 million in 2015 and 2014.
Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company carried a valuation allowance on deferred tax assets of $8.7 million at December 25, 2016 and $7.8 million at December 27, 2015, based on the view that it is more likely than not that the Company will not be able to realize tax benefits associated with certain state operating loss carryforwards which continue to expire, certain state indefinite-lived intangible assets, and other deferred tax assets.
The Company recognizes the benefit of positions taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs. At December 25, 2016, we had approximately $1.2 million of unrecognized tax benefits, $0.1 million of which, if recognized, would affect the effective tax rate. At December 25, 2016, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.
Deferred income tax liabilities and assets are classified as non-current and are included in “Deferred credits and other long-term liabilities” on the Company's consolidated balance sheet. The Company early adopted FASB issued ASU 2015-7, “Income Taxes: Balance Sheet Classification of Deferred Taxes”, and retrospectively adjusted the prior period, resulting in a $0.8 million reclassification of Other Current Liabilities to Deferred Credits and Other Long-Term Liabilities on the Company’s December 27, 2015 Consolidated Balance Sheet.
See Note 18 for additional information regarding income taxes.
Stock-Based Compensation Expense.  The Company measures and recognizes compensation cost at fair value for all share-based payments, including stock options, restricted share awards and restricted share units. The fair value of stock options with only service conditions are estimated using a Black-Scholes option-pricing model. Restricted share awards and restricted share units are valued at the market price of the Company’s shares on the grant date. The fair value of restricted share awards with service and market conditions are valued utilizing a Monte Carlo simulation model. The fair value of stock-based compensation is amortized either on the graded vesting attribution method or on the cliff vesting attribution method depending on the specific award. The Company issues new shares for common stock upon exercise of stock options. The option pricing models require various highly subjective and judgmental assumptions including risk-free interest rates, expected volatility of our stock price,

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

expected forfeiture rates, expected dividend yield and expected term. If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. The specific weighted average assumptions used to estimate the fair value of stock-based employee compensation are set forth in Note 13 to the Consolidated Financial Statements included in this Form 10-K.
In June 2014, the FASB issued guidance that requires that a performance target for a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The performance condition should not be reflected in the grant date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered.  This guidance was effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 which was our fiscal 2016. The Company already applied the standards proscribed in this guidance so it had impact to its consolidated financial statements and disclosures.
The Company recorded $6.8 million ($4.2 million net of tax), $6.7 million ($4.2 million net of tax), and $5.3 million ($3.3 million net of tax), in total stock-based compensation expense during 2016, 2015, and 2014, respectively.
Derivative Financial Instruments.  The Company uses interest rate swap agreements to reduce its interest rate risk on its floating rate debt under the terms of its credit facility. The Company recognizes all derivatives on the balance sheet at fair value. At inception and on an on-going basis, the Company assesses whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If the derivative meets the hedge criteria as defined by certain accounting standards, changes in the fair value of the derivative are recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately recognized in earnings.
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
Going Concern. The Company's consolidated financial statements were prepared on the basis that the Company is able to continue as a going concern. There are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
Revisions. To conform with current year presentation, a revision was made to the consolidated statements of comprehensive income for the fiscal year 2015 to reflect the reclassification of derivative losses into net income separate from unrealized derivative losses arising during the period. The reclassification increased derivative losses into net income by $0.8 million in fiscal year 2015. The revision had no impact on other comprehensive income (loss), net of income taxes. The reclassification noted above represent corrections that are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.
Subsequent Events.  The Company discloses material events that occur after the balance sheet date but before the financial statements are issued. In general, these events are recognized if the condition existed at the date of the balance sheet, but not recognized if the condition did not exist at the balance sheet date.
On February 15, 2017, the Company increased the revolving loan commitments under its 2016 revolving credit facility to $400 million. See Note 22 for further discussion.
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

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

Leases. In February 2016, the FASB issued ASU 2016-2, “Leases,” which amends the current lease accounting standards by requiring companies to recognize a right-of-use asset, a lease liability for all operating and capital leases (financing) with lease terms greater that twelve months, and disclosure of key information about leasing arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2018 (fiscal 2019 for the Company), and early adoption is permitted. Upon initial review, the Company expects that most of its operating lease commitments for land and buildings of Company-operated restaurants and restaurants leased to franchisees will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheets. Continued evaluation may identify additional impacts this standard will have on the consolidated financial statements and related disclosures.
Stock-based Compensation. In March 2016, the FASB issued ASU 2016-9, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. This guidance changes how companies account for certain aspects of share-based payment awards to employees including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for the reporting periods beginning after December 15, 2016 (fiscal 2017 for the Company). The adoption of this standard will not have a significant impact on our stock-based compensation expense. We are continuing to evaluate the impact the adoption of this standard will have on the recognition of income tax expense and the presentation of cash flows provided by operating and financing activities in our consolidated statements of cash flows.
We have reviewed other recently issued accounting pronouncements by the FASB and other standards-setting bodies and concluded that they are either not applicable to our business or are expected to have an immaterial impact on the financial statements upon adoption.
Note 4 — Other Current Assets

(in millions)	2016	2015
Prepaid income taxes	$—	$3.6
Prepaid expenses and other current assets	4.9	4.9
Total	$4.9	$8.5

Note 5— Property and Equipment, Net

(in millions)	2016	2015
Land	$20.9	$19.3
Buildings and improvements	86.0	82.4
Equipment	43.6	42.3
Properties held for sale and other	—	0.1
	150.5	144.1
Less accumulated depreciation and amortization	(54.9)	(46.4)
Total	$95.6	$97.7
At December 25, 2016 and December 27, 2015, property and equipment, net included capital lease assets with a gross book value of $1.8 million and accumulated amortization of $0.4 million and $0.3 million, respectively.
During 2016, the Company refranchised its 17 Company-operated restaurants in Indianapolis and concluded that certain other assets would be disposed before the end of their estimated useful lives. Accordingly, the Company recorded $3.7 million in asset impairments as a component of "Other expenses (income), net" in the Consolidated Statements of Operations during the third quarter of 2016. The Company impaired $2.9 million in buildings and improvements and $0.8 million in equipment. The asset impairments included $2.6 million for two Company-operated restaurants and $1.1 million for two restaurants leased to franchisees.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

Note 6 — Trademarks and Other Intangible Assets, Net

(in millions)	2016	2015
Indefinite lived intangible assets:
Trademarks	$50.0	$50.0
Recipes and formulas	41.8	41.8
Other	0.6	0.6
	92.4	92.4
Amortizable intangible assets:
Re-acquired franchise rights	7.1	7.1
Accumulated amortization	(5.8)	(5.3)
	1.3	1.8
Total	$93.7	$94.2
Amortization expense was approximately $0.5 million for 2016, 2015, and 2014, respectively. Estimated amortization expense is expected to be approximately $0.5 million in 2017, $0.4 million in 2018, $0.2 million in 2019, and $0.2 million in 2020. The remaining weighted average amortization period for these assets is 4 years.

Note 7 — Other Current Liabilities

(in millions)	2016	2015
Accrued wages, bonuses and severances	$6.6	$8.7
Accrued income taxes payable	1.4	—
Other	5.0	4.4
Total	$13.0	$13.1

Note 8 — Fair Value Measurements
The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of December 25, 2016 and December 27, 2015:

	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
December 25, 2016
Financial Assets
Cash equivalents	$11.8	$—	$—	$11.8
Total assets at fair value	$11.8	$—	$—	$11.8
Financial Liabilities
Long term debt and other borrowings	$—	$166.9	$—	$159.8
Interest Rate Swap Agreement	—	0.2	—	0.2
Total liabilities at fair value	$—	$167.1	$—	$160.0

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

	Quoted Prices in Active Markets for Identical Asset or Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
December 27, 2015
Financial Assets
Cash equivalents	$9.6	$—	$—	$9.6
Restricted cash (advertising cooperative assets)	4.3	—	—	4.3
Total assets at fair value	$13.9	$—	$—	$13.9
Financial Liabilities
Long term debt and other borrowings	$—	$115.5	$—	$112.6
Interest Rate Swap Agreement	—	0.4	—	0.4
Total liabilities at fair value	$—	$115.9	$—	$113.0

At December 25, 2016 and December 27, 2015, the fair value of the Company’s current assets and current liabilities approximates carrying value because of the short-term nature of these instruments.

The fair value of the Company's long-term debt was approximately $166.9 million and $115.5 million on December 25, 2016 and December 27, 2015, respectively. The carrying value of our long-term debt, as discussed in Note 9, was $159.8 million and $112.6 million on December 25, 2016 and December 27, 2015, respectively. The fair value of each of the Company's long-term debt instruments is based on the amount of future cash flows associated with each instrument, discounted using the Company's current borrowing rate for a similar debt instrument of comparable maturity and is considered a Level 2 valuation.
The fair value of the Company’s interest rate swap agreements at December 25, 2016 were based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swap, as well as considering published discount factors, and projected London Interbank Offered Rates (“LIBOR”). The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity. The interest rate swap agreements are presented as Level 2 assets when amounts are significant.
Note 9 — Long-Term Debt and Other Borrowings

(in millions)	2016	2015
2013 Revolving Credit Facility	$—	$109.0
2016 Revolving Credit Facility	155.5	—
Capital lease obligations	2.2	2.2
Promissory note	1.0	—
Other notes	1.1	1.4
	159.8	112.6
Less current portion	(0.5)	(0.3)
Long-term debt	$159.3	$112.3
2016 Revolving Credit Facility. On January 22, 2016, the Company entered into a five-year $250.0 million secured revolving credit facility (the “2016 Revolving Credit Facility”) that replaced the Company’s 2013 revolving credit facility (the “2013 Revolving Credit Facility”) that consisted of a five-year $135.0 million revolving credit facility.
The Company may obtain other short-term borrowings up to $10.0 million and letters of credit up to $20.0 million. Collectively, these other borrowings and letters of credit may not exceed the amount of unused borrowings under the 2016 Revolving Credit Facility. As of December 25, 2016, the Company had $0.1 million of outstanding letters of credit. Availability for short-term borrowings and letters of credit under the revolving credit facility was $94.4 million as of December 25, 2016. Other key terms in the 2016 Revolving Credit Facility include the following:

•	The Company must maintain a Consolidated Total Leverage Ratio of less than or equal to 4.00 to 1.0.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

•	The Company must maintain a Minimum Consolidated Fixed Charge Coverage Ratio of greater than or equal to 1.25 to 1.0.

•	The Company may repurchase and retire its common shares when the Consolidated Total Leverage Ratio is less than or equal to 3.5 to 1.0 (subject to certain conditions).

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

The 2016 Revolving Credit Facility was secured by a first priority security interest in substantially all of the Company’s assets, excluding real estate. The 2016 Revolving Credit Facility contained financial and other covenants, including covenants requiring the Company to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricted the amount of capital expenditures that may be incurred, restricted the payment of cash dividends, and limited the amount of debt which could have been loaned to the Company’s franchisees or guaranteed on their behalf. This facility also limited the Company’s ability to engage in mergers or acquisitions, sell certain assets, repurchase its common stock and enter into certain lease transactions. The 2016 Revolving Credit Facility included customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform certain covenant agreements, inaccurate or false representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.
As of December 25, 2016, the Company was in compliance with the financial and other covenants of the 2016 Revolving Credit Facility. The Company’s weighted average interest rate for all outstanding indebtedness under the 2016 Revolving Credit Facility, including fixed and floating rate debt, was 2.4% as of December 25, 2016.
On February 15, 2017, the Company increased the aggregate revolving loan commitments under the credit facility to $400 million. See Note 22 for further discussion.
2013 Revolving Credit Facility.  On December 18, 2013, the Company entered into a bank credit facility with a group of lenders consisting of a five year $125.0 million dollar revolving credit facility.

Outstanding balances accrued interest at a margin of 125 to 250 basis points over the London Interbank Offered Rate (“LIBOR”) or other alternative indices plus an applicable margin as specified in the facility. The commitment fee on the unused balance under the facility ranged from 15 to 40 basis points. The increment over LIBOR and the commitment fee were determined quarterly based upon the Consolidated Total Leverage Ratio. As of December 27, 2015 and December 28, 2014, the Company’s weighted average interest rates for all outstanding indebtedness under its credit facilities were 2.5% and 1.7% respectively.

Promissory Note. On February 12, 2016, the Company entered into a five-year $1.0 million promissory note for the purchase of land for a new Company-operated restaurant. Under the terms of the promissory note, the Company will pay five equal annual installments of $0.2 million plus 1.75% interest beginning in the first quarter 2017.

Future Debt Maturities. At December 25, 2016, aggregate future debt maturities, excluding capital lease obligations, were as follows:

(in millions)
2017	$0.5
2018	0.6
2019	0.6
2020	0.2
2021	155.7
$157.6
Interest Rate Swap Agreements.  The Company uses interest rate swap agreements to fix the interest rate exposure on a portion of its outstanding revolving debt. On December 16, 2014 and June 15, 2015 the Company entered into interest rate swap contracts effective January 5, 2015 and July 6, 2015, respectively. The Company’s interest rate swap contracts limit the interest rate exposure

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

on $85 million of floating rate debt borrowed under its Revolving Credit Facilities to a fixed rate of 2.70%. The swap agreements are scheduled to expire January 5, 2018.
The Effect of Derivative Instruments on the Statement of Operations

	Amount of Gain/(Loss) recognized into AOCI			Amount of Loss Reclassified from AOCI to Income
(In millions)	2016	2015	2014		2016	2015	2014
Interest rate swap agreements, net of tax	$0.1	$(0.1)	$0.5	Interest expense, net	$0.6	$1.0	$0.8

Note 10 — Leases
The Company leases property and equipment associated with its (1) corporate facilities; (2) 42 of its Company-operated restaurants; (3) 50 restaurant properties that are subleased to franchisees; and (4) four properties that are subleased to unrelated third parties.

At December 25, 2016, future minimum payments under capital and non-cancelable operating leases were as follows:

(in millions)	Capital Leases	Operating Leases
2017	$0.2	$8.1
2018	0.2	7.7
2019	0.2	7.5
2020	0.3	7.3
2021	0.3	7.1
Thereafter	4.2	108.5
Future minimum lease payments	5.4	146.2
Less amounts representing interest	3.2	—
Total	$2.2	$146.2
During 2016, 2015, and 2014, rental expense was approximately $8.1 million, $7.9 million, and $7.1 million, respectively. There was no significant contingent rental expense in 2016, 2015 and 2014, respectively. At December 25, 2016, the implicit rate of interest on capital leases ranged from 8.1% to 16.0%.
The Company leases 32 restaurant properties and subleases 50 restaurant properties to franchisees. Our typical restaurant leases and subleases to franchisees are triple net to the franchisee, requiring them to pay minimum rent or percentage rent based on sales in excess of specified amounts or both minimum rent and percentage rent plus real estate taxes, maintenance costs and insurance premiums. At December 25, 2016, the aggregate gross book value and net book value of owned properties that were leased to franchisees was approximately $60.4 million and $48.7 million, respectively. During 2016, 2015, and 2014, rental income from these leases and subleases was approximately $5.8 million, $5.5 million, and $7.1 million, respectively. Included in the rental income was contingent rental income of $3.1 million, $3.2 million, and $3.7 million during 2016, 2015, and 2014, respectively. At December 25, 2016, future minimum rental income associated with these leases and subleases, are approximately $3.9 million in 2017, $3.5 million in 2018, $3.4 million in 2019, $3.3 million in 2020, $2.7 million in 2021, and $3.4 million thereafter.
Note 11 — Deferred Credits and Other Long-Term Liabilities

(in millions)	2016	2015
Deferred franchise revenues	$8.1	$5.4
Deferred rentals	8.3	8.1
Deferred income tax liability	18.4	20.5
Other long-term liabilities	4.6	5.3
Total	$39.4	$39.3

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

Other long-term liabilities primarily consist of unfavorable leases and unrecognized tax benefits.
Note 12 — Common Stock
Share Repurchase Program. In 2015, the Company's Board of Directors canceled the existing share repurchase program and replaced it with a $200 million open-ended share repurchase program. During 2016, 2015 and 2014, we repurchased and retired 1,815,574 shares, 1,084,478 shares and 891,931 shares of common stock for approximately $100.0 million, $62.0 million and $40.0 million, respectively.
As of December 25, 2016, the remaining value of shares that may be repurchased under the program was $93.0 million.
Pursuant to the terms of the Company’s 2016 Revolving Credit Facility, the Company may repurchase its common stock when the Total Leverage Ratio is less than 3.5 to 1.0. Total Leverage Ratio, as defined in the 2016 Revolving Credit Facility, is the ratio of the Company’s Consolidated Total Indebtedness to Consolidated EBITDA for the four immediately preceding fiscal quarters. The Total Leverage Ratio at December 25, 2016 was 1.7 to 1.0.
Dividends. During 2016, 2015 and 2014, the Company paid no dividends.
Note 13 — Incentive Stock Plans
Plan Summary. In May 2015, the Company’s shareholders approved the 2015 Incentive Stock Plan replacing the existing 2006 Incentive Stock Plan. The plan provides for the grant of non-qualified stock options, restricted stock, stock appreciation rights, performance-based restricted stock and restricted share units. The Company grants stock options at a price equal to the fair market value of the Company’s stock on the date of grant. Stock options vest ratably over three years and expire seven years from the date of grant if unexercised. Restricted stock generally vests (the restrictions lapse) at the end of a three-year period or on a graded basis over a three-year period. Restricted share units granted to the Company’s board of directors vest ratably over a one-year period and are convertible into shares of the Company’s common stock on a 1:1 basis at such time the director no longer serves on the board.
Under the Company’s plan, approximately 2.2 million shares have been authorized to be granted to employees and directors. Approximately 2.0 million shares are available for future grants as of December 27, 2015.
Non-Qualified Stock Options
The table below summarizes the Company’s stock option activity for the fiscal year ended December 25, 2016.

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Stock options:
Outstanding at beginning of year	293	$34.06
Granted options	87	52.93
Exercised options	(29)	16.97
Outstanding at end of year	351	$40.11	4.2	$7.6
Exercisable at end of year	198	$30.01	3.1	$6.2
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2016 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
The Company recognized approximately $1.4 million, $1.4 million, and $1.1 million in stock-based compensation expense associated with its stock option grants during 2016, 2015, and 2014, respectively. As of December 25, 2016, there was approximately $1.4 million of total unrecognized compensation costs related to unvested stock options which are expected to be recognized over a weighted average period of approximately 1.4 years. The total fair value at grant date of awards which vested during 2016, 2015, and 2014 was $1.2 million, $0.9 million, and $0.9 million, respectively.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

The weighted average grant date fair value of awards granted during 2016, 2015, and 2014 was $21.18, $24.65, and $17.93, respectively. The total intrinsic value of stock options exercised during 2016, 2015, and 2014 was $1.1 million, $9.0 million and $6.4 million, respectively
During 2016, 2015, and 2014, the fair value of option awards were estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock-based compensation is amortized on the graded vesting attribution method. The following weighted average assumptions were used for the grants:

	2016	2015	2014
Risk-free interest rate	1.2%	1.4%	1.8%
Expected dividend yield	—%	—%	—%
Expected term (in years)	4.5	4.5	4.5
Expected volatility	47.2%	48.8%	50.6%
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
The following table summarizes the non-vested stock option activity for the 52 week period ended December 25, 2016:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested stock options outstanding at beginning of period	129	$21.49
Granted	87	21.18
Vested	(62)	19.32
Unvested stock options outstanding at end of period	154	$22.21
Performance Based Stock Awards
The Company's current long-term incentive plan grants performance based stock awards which are earned subject to the Company meeting three-year cumulative EBITDA goals. EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization. A three-year cumulative EBITDA goal is approved by the board of directors at the start of the three-year performance periods. Shares are earned based on a sliding scale of performance above and below the performance goal. The sliding scale is anchored by a minimum performance requirement of 95% of three-year cumulative EBITDA. If 95% of the performance goal is not achieved, then no performance shares are earned. If 95% is achieved, then 50% of the targeted shares are earned. If 100% of the performance goal is achieved, then award is paid at target. The maximum performance requirement is 110% of cumulative EBITDA. If maximum performance is achieved, then 200% of the targeted shares are earned. Shares earned by three-year cumulative EBITDA performance will be adjusted based on our three-year total shareholder return ("TSR") against a broader group of restaurant companies. Shares earned will be adjusted -10% if TSR performance is in the bottom quartile, and will be adjusted +10% if TSR performance is in the upper quartile. TSR represents stock price appreciation and dividends over the three-year performance period. Earned performance shares cliff vest three years from the date of issuance.
The following table summarizes the performance based stock awards activity for the 52 week period ended December 25, 2016:

(share awards in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested performance based stock awards:
Outstanding beginning of year	156	$47.11
Granted	109	$47.10
Vested	(87)	$36.34
Outstanding end of year	178	$52.44

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

The grant date fair values of the performance based stock awards are determined using a Monte-Carlo simulation model. The weighted average grant date fair value of restricted share awards granted during 2015 and 2014 were $32.58 and $42.92, respectively.
These awards are amortized as expense on a straight line basis over the three-year vesting period. Compensation expense reflects the number of awards that are expected to vest and are adjusted to reflect those awards that do ultimately vest. The Company recognizes compensation expense for awards if and when the Company concludes that is is probable that the three-year cumulative EBITDA performance condition will be achieved. The Company recognized approximately $2.3 million, $3.3 million, and $2.8 million, in stock-based compensation expense associated with these awards during 2016, 2015, and 2014, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period.
As of December 25, 2016, there was approximately $4.0 million in unrecognized compensation cost related to unvested performance stock awards which are expected to be recognized over a weighted average period of approximately 2.2 years. The total fair value at grant date of awards which vested during 2016 and 2015 and 2014 was $3.2 million, $3.3 million and $2.2 million, respectively.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

Restricted Stock Awards
The following table summarizes the restricted stock awards activity for the 52 week period ended December 25, 2016:

(share awards in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards:
Outstanding beginning of year	58	$55.60
Vested	(15)	$52.13
Canceled	(2)	$52.83
Outstanding end of year	41	$57.02
The grant date fair values of the restricted stock awards are based on the Company's closing stock price on the date of the grant. The weighted average grant date fair value of restricted share awards granted during 2015 and 2014 were $59.62 and $40.57, respectively.
These awards are amortized as expense on a graded basis over the three-year vesting period. The Company recognized approximately $1.0 million, $1.3 million, and $0.4 million, in stock-based compensation expense associated with these awards during 2016, 2015, and 2014, respectively. During the vesting period, recipients of the shares are entitled to dividends on such shares, provided that such shares are not forfeited. Dividends are accumulated and paid out at the end of the vesting period.
As of December 25, 2016, there was approximately $0.9 million of total unrecognized compensation cost related to unvested restricted stock awards which are expected to be recognized over a weighted average period of approximately 1.2 years. The total fair value at grant date of awards which vested during 2016, 2015, and 2014, was $0.8 million, $0.6 million, and $0.1 million, respectively.
Restricted Share Units - Employees
In 2016, the Company granted restricted stock units (RSUs) to employees pursuant to the incentive stock plan. The restricted share units generally cliff vest at the end of three years or vest on a graded basis over a three year period. The Company recognized $1.2 million in stock-based compensation expense during 2016 associated with these awards. As of December 25, 2016, there was approximately $2.7 million of total unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a weighted average period of approximately 1.7 years.
The following table summarizes the restricted share unit activity for the 52 week period ended December 25, 2016:

(share awards in thousands)	Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units:
Granted	72	54.59
Cancelled	(1)	52.91
Outstanding end of year	71	54.62
Restricted Share Units - Board of Directors
The Company grants restricted stock units (RSUs) to members of its board of directors pursuant to the incentive stock plan. The Company recognized $0.9 million, $0.7 million, and $0.6 million in stock-based compensation expense associated with these awards during the 2016, 2015, and 2014, respectively. As of December 25, 2016, there was approximately $0.4 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 0.4 years.
The following table summarizes the restricted share unit activity for the 52 week period ended December 25, 2016.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

(share awards in thousands)	Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units:
Outstanding beginning of year	110	$21.97
Granted	18	52.13
Vested	(3)	56.92
Outstanding end of year	125	$25.30
The weighted average grant date fair value of restricted share units vested in 2015 and 2014 was $15.92 and $13.56, respectively. The weighted average grant date fair value of restricted share units granted during 2015 and 2014 were $56.95 and $37.20, respectively.
Note 14 — 401(k) Savings Plan
The Company maintains a qualified retirement plan (“Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of employees meeting certain eligibility requirements as outlined in the Plan document. All Company employees are subject to the same contribution and vesting schedules. Under the Plan, non-highly compensated employees may contribute up to 75.0% of their eligible compensation to the Plan on a pre-tax basis up to statutory limitations. Highly compensated employees are limited to 5.0% of their eligible compensation. The Company may make both voluntary and matching contributions to the Plan. The Company expensed approximately $0.7 million, $0.6 million, and $0.4 million, during 2016, 2015, and 2014, respectively, for its contributions to the Plan.
Note 15 — Commitments and Contingencies
Supply Contracts. Supplies are generally provided to Popeyes franchised and Company-operated restaurants pursuant to supply agreements negotiated by Supply Management Services, Inc. (“SMS”), a not-for-profit purchasing cooperative of which the Company is a member. The Company and its franchisees hold membership interests in SMS in proportion to the number of restaurants they own. At December 25, 2016, the Company held two of seven board seats. The operations of SMS are not included in the Consolidated Financial Statements.
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
In order to ensure favorable pricing for fresh chicken purchases and to maintain an adequate supply of fresh chicken for the Popeyes system, SMS has entered into chicken purchasing contracts with chicken suppliers. The contracts, which pertain to the vast majority of our system-wide purchases for Popeyes, are “cost-plus” contracts that utilize prices based upon the cost of feed grains plus certain agreed upon non-feed and processing costs. In order to stabilize pricing for the Popeyes system, SMS has entered into commodity pricing agreements for certain commodities, including corn and soy, which impact the price of poultry and other food cost.
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

Formula and Supply Agreements with Former Owner.  In June 2014, the Company purchased the formulas (the "formulas")it uses in the preparation on many of its core menu items from Diversified Foods and Seasonings, L.L.C. ("Diversified") for $43.0 million. In connection with the formula purchase, the Company and Diversified terminated the existing royalty and supply agreement which gave the Company worldwide exclusive rights to the formulas and replaced it with a new supply agreement. The new supply agreement provides that the Company agrees to utilize, and to require its franchisees to utilize, Diversified as the exclusive supplier of certain agreed upon core products. The term of the new supply agreement continues until March 2034, unless earlier terminated in accordance with the terms of the agreement.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

The old royalty and supply agreement required the Company to pay Diversified an annual royalty for the use of the formulas of approximately $3.1 million. The Company expensed $1.4 million in 2014 under the old agreement.
Business Process Services.  Certain accounting and information technology services are provided to the Company under an agreement with a third party provider which expires April 30, 2018. At December 25, 2016, future minimum payments under this contract are approximately $1.4 million during 2017 and approximately $0.4 million in 2018. During 2016, 2015 and 2014, the Company expensed $1.4 million, $1.7 million, and $1.8 million, respectively, under this agreement.

Information Technology Outsourcing.  Certain information technology services are provided to the Company under managed information technology services agreements with certain third party providers. At December 25, 2016, future minimum payments under these contracts are $0.9 million during 2017. During 2016, 2015, and 2014, the Company expensed $1.7 million, $1.7 million, and $1.6 million, respectively, under these agreements.
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
The Company has established reserves with respect to the programs described above based on the estimated total losses the Company will experience. At December 25, 2016, the Company’s insurance reserves of approximately $0.1 million were collateralized by letters of credit and cash deposits of $0.1 million.
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
Foreign Operations.  The Company’s international operations are limited to franchising activities. During 2016, 2015, and 2014, such operations represented approximately 10.9%, 10.6%, and 11.5%, of total franchise revenues, respectively; and approximately 6.3%, 5.9%, and 6.4%, of total revenues, respectively. At December 25, 2016, approximately $1.5 million of the Company’s accounts receivable were related to its international franchise operations.
Significant Franchisee.  During 2016, two domestic franchisees accounted for approximately 12.5% of the Company's royalty revenues. During 2015, and 2014, one domestic franchisee accounted for approximately 6.5%, and 7.2%, respectively of the Company’s royalty revenues.
Geographic Concentrations.  Of the Company’s domestic Company-operated and franchised restaurants, the majority are located in the southern, southwestern and the Atlantic Coast of the United States. The Company’s international franchisees operate in South Korea, Canada, Turkey and various countries throughout Central America, the Middle East, Asia-Pacific and Europe.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

Note 16 — Other Expenses (Income), Net

(in millions)	2016	2015	2014
Net (gain) loss on sale and disposal of assets	$0.4	$(0.1)	$(0.8)
Asset impairments	3.7	—	—
Executive transition expenses	—	0.5	2.0
Recoveries under Settlement Program	—	(0.4)	—
Total	$4.1	$—	$1.2
During the fourth quarter 2016, the Company leased the 17 Company-operated restaurants in Indianapolis, Indiana to franchisees who will operate the restaurants under franchise agreements. Typical with many of our franchise restaurant leases, the leases are triple net to the franchisee, requiring the franchisee to pay minimum rent and percentage rents based on sales in excess of a specified amount, plus real estate taxes, maintenance costs and insurance premiums. The leases are cross-defaulted with the corresponding franchise agreements for the restaurants. The Company recorded a $0.1 million loss on the refranchising of the restaurants.
During the third quarter 2016, the Company recorded $3.7 million in asset impairments, which included $2.6 million in Company-operated restaurants and $1.1 million in restaurants leased to franchisees. See Note 5 for further discussion.
During the second quarter 2015, the Company received $0.4 million in settlement of its outstanding claims filed pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program ("Settlement Program").
During 2015 and 2014, the Company incurred $0.5 million and $2.0 million in other expenses related to executive transition expenses, respectively.
During 2014, the net gain on sale of assets includes the sale of four properties to franchisees for a gain of $0.8 million.
Note 17 — Interest Expense, Net

(in millions)	2016	2015	2014
Interest on debt	$3.1	$2.0	$1.6
Reclassification adjustment for derivative losses	0.6	1.0	0.8
Amortization and write-offs of debt issuance costs	0.4	0.2	0.2
Other debt related charges, net	0.5	0.5	0.4
Total	$4.6	$3.7	$3.0

Interest expense, net was $4.6 million in 2016, a $0.9 million increase from 2015. This increase was primarily due to a higher outstanding debt balance under the 2016 Revolving Credit Facility during 2016 partially offset by a decrease in reclassification adjustments for derivative losses during 2016.
Note 18 — Income Taxes
Total income taxes for fiscal years 2016, 2015, and 2014, were allocated as follows:

(in millions)	2016	2015	2014
Income taxes in the statements of operations, net	$27.1	$26.5	$23.8
Income taxes charged (credited) to statements of shareholders’ equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1.0)	(7.6)	(2.6)
Other comprehensive income	0.1	(0.1)	0.3
Total	$26.2	$18.8	$21.5
Total U.S. and foreign income before income taxes for fiscal years 2016, 2015, and 2014, were as follows:

(in millions)	2016	2015	2014
United States	$61.3	$63.7	$54.7
Foreign	8.6	6.9	7.1
Total	$69.9	$70.6	$61.8

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

The components of income tax expense were as follows:

(in millions)	2016	2015	2014
Current income tax expense:
Federal	$23.8	$18.1	$17.4
Foreign	2.2	1.9	1.6
State	3.4	2.3	2.4
	29.4	22.3	21.4
Deferred income tax expense:
Federal	(2.4)	3.9	1.7
State	0.1	0.3	0.7
	(2.3)	4.2	2.4
Total	$27.1	$26.5	$23.8
In 2016, the Company recorded a $0.5 million adjustment to correct an error related to a valuation allowance on a deferred tax asset associated with a non-operating property held for sale dating back to 2005. The adjustment is included as a component of state deferred income tax expense. The impact of the adjustment was to increase income tax expense and increase deferred tax asset valuation allowance by $0.5 million. The Company does not believe the error was material to its financial statements for the year ended December 25, 2016 or for any prior period.
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
Reconciliations of the Federal statutory income tax rate to the Company’s effective tax rate are presented below:

	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.8%	2.9%	2.3%
Valuation allowance	1.0%	(0.1)%	1.3%
Provision to return adjustments	(0.1)%	0.1%	0.4%
Adjustments to estimated tax reserves	—%	—%	(0.1)%
Other items, net	0.1%	(0.4)%	(0.4)%
Effective income tax rate	38.8%	37.5%	38.5%
Provision to return adjustments include the effects of the reconciliation of income tax amounts recorded in our Consolidated Statements of Operations to amounts reflected on our tax returns.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

(in millions)	2016	2015
Deferred tax assets:
Deferred franchise fee revenue	$1.8	$1.2
State net operating loss carry forwards	8.0	7.8
Deferred rentals	4.2	4.2
Deferred compensation	6.0	4.3
Allowance for doubtful accounts	0.1	0.1
Other accruals	0.5	0.7
Reorganization costs	2.4	2.4
Total gross deferred tax assets	23.0	20.7
Deferred tax liabilities:
Franchise value and trademarks	(23.2)	(21.8)
Property and equipment	(8.5)	(10.4)
Prepaid expenses and other current assets	(1.0)	(1.2)
Total gross deferred liabilities	(32.7)	(33.4)
Valuation allowance	(8.7)	(7.8)
Net deferred tax liability	$(18.4)	$(20.5)
The Company assesses quarterly the likelihood that the deferred tax assets will be recovered. To make this assessment, historical levels of income, expectations and risks associated with estimates of future taxable income are considered. If recovery is not likely, the Company increases its valuation allowance for the deferred tax assets that it estimates will not be recovered.

At December 25, 2016, the Company had state net operating losses (“NOLs”) of approximately $153 million which expire between 2017 and 2035. The Company established a full valuation allowance on the deferred tax asset related to these NOLs as it is more likely than not that such tax benefit will not be realized. As such, the Company has established valuation allowances of approximately $8.0 million on state net operating loss carry forwards and $0.7 million on other deferred tax assets at December 25, 2016 and $7.8 million on state net operating loss carry forwards at December 27, 2015.
The amount of unrecognized tax benefits were approximately $1.2 million as of December 25, 2016 of which approximately $0.1 million, if recognized, would impact the effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 25, 2016 is as follows:

(in millions)	2016	2015	2014
Balance, beginning of year	$1.3	$1.3	$1.4
Additions related to current year	—	—	—
Reductions related to prior years	(0.1)	—	(0.1)
Reductions due to statute expiration	—	—	—
Balance, end of year	$1.2	$1.3	$1.3
The Company recognizes interest and penalties related to uncertain tax positions as a component of its income tax expense. Interest and penalties on uncertain tax positions for the fiscal years 2016, 2015, and 2014 were not significant. The Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions as of December 25, 2016 and December 27, 2015.
Unrecognized tax benefits and accrued interest and penalties are reported as a component of deferred credits and other long-term liabilities.
The Company files income tax returns in the United States and various state jurisdictions. The U.S. federal tax years 2011 through 2015 are open to audit. In general, the state tax years open to audit range from 2011 through 2015.

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

Note 19 — Components of Earnings Per Share Computation

(in millions)	2016	2015	2014
Net income	$42.8	$44.1	$38.0
Denominator for basic earnings per share — weighted average shares	21.4	22.7	23.3
Dilutive employee stock options	0.2	0.4	0.5
Denominator for diluted earnings per share	21.6	23.1	23.8
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
Potentially dilutive shares are excluded from the diluted earnings per share computation in periods in which they have an anti-dilutive effect. The weighted average number of shares subject to anti-dilutive options was 0.1 million in 2016 and 2015 and was not significant for the fiscal year 2014.

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

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

(in millions)	2016	2015	2014
Revenues
Franchise operations	$160.6	$149.5	$138.4
Company-operated restaurants	108.3	109.5	97.2
	$268.9	$259.0	$235.6

Operating profit
Franchise operations	$73.2	$67.6	$62.2
Company-operated restaurants	15.5	16.4	12.5
	88.7	84.0	74.7
Less unallocated expenses
Depreciation and amortization	10.1	9.7	8.7
Other expenses (income), net	4.1	—	1.2
Operating profit	74.5	74.3	64.8
Interest expense, net	4.6	3.7	3.0
Income before income taxes	$69.9	$70.6	$61.8

Capital expenditures
Franchise operations	$2.1	$1.1	$5.3
Company-operated restaurants	8.3	11.7	22.5
	$10.4	$12.8	$27.8

Goodwill — year end
Franchise operations	$8.9	$8.9	$8.9
Company-operated restaurants	2.1	2.2	2.2
	$11.0	$11.1	$11.1

Total assets — year end
Franchise operations	$215.1	$198.1	$195.7
Company-operated restaurants	47.1	68.6	64.6
	$262.2	$266.7	$260.3

Popeyes Louisiana Kitchen, Inc.
Notes to Consolidated Financial Statements
For Fiscal Years 2016, 2015, and 2014 — (Continued)

Note 21— Quarterly Financial Data (Unaudited)

(in millions, except per share data)	2016
Results of Operations	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$82.2	$61.7	$64.0	$61.0
Operating profit	22.1	17.5	17.7	17.2
Net income	12.9	10.3	10.4	9.2
Basic earnings per common share	0.58	0.48	0.50	0.45
Diluted earnings per common share	0.58	0.47	0.49	0.44

(in millions, except per share data)	2015
Results of Operations	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$79.5	$59.4	$61.1	$59.0
Operating profit	23.1	17.5	17.9	15.8
Net income	13.6	10.3	10.6	9.6
Basic earnings per common share	0.59	0.45	0.47	0.43
Diluted earnings per common share	0.58	0.44	0.46	0.42

(a)	The Company’s first quarters for 2016 and 2015 contained sixteen weeks. The remaining quarters of 2016 and 2015 were twelve weeks.

(b)
The Company opened no Company-operated restaurants during the fourth quarter 2016 compared to two during the same period last year. Total sales of the two Company-operated restaurants were $0.6 million for the fourth quarter 2015.

(c)	The Company refranchised 17 Company-operated restaurants during the fourth quarter 2016. The impact of this transaction was $2.2 million decrease in sales compared to 2015.

(d)	In the fourth quarter 2016, the Company recorded a $0.5 million out of period adjustment related to deferred tax expense. see Note 18 for further discussion.

Note 22— Subsequent Event

First Amendment to the 2016 Revolving Credit Facility. On February 15, 2017, the Company increased the aggregate revolving loan commitments under the credit facility to $400 million. With the $150 million expansion, availability for short-term borrowing and letters of credit under the amended and restated credit facility is $244.4 million. There were no changes to any other key terms of the credit facility.

Merger Agreement with RBI. On February 21, 2017, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Restaurant Brands International Inc. (“RBI”). Under the terms of the Merger Agreement, an affiliate of RBI will commence a cash tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock for $79.00 per share in cash. Following the completion of the Offer, the Company will cease to be a publicly traded company. The completion of the acquisition, which we expect will occur in early April 2017, is subject to customary conditions.