Form 10-K/A
period 2016-12-25
POPEYES LOUISIANA KITCHEN, INC.
filed 2017-03-01
CIK 1041379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE
The sole purpose of this Amendment No.1 on Form 10-K/A (the “Amendment”) to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2016, which was originally filed with the Securities and Exchange Commission on February 22, 2017 (“the Original Filing”), is to add the city and state to the Report of Independent Registered Public Accounting Firm (the "Report").
The Report dated as of the date of the Original Filing, inadvertently excluded the city and state of the issuing office. This Amendment speaks as of the date of the Original Filing. Except as noted herein, the Amendment does not modify or update in any way disclosures made in the Original Filing (other than to include the city and state of the independent registered public accounting firm on their report), or reflect events that may have occurred subsequent to the Original Filing.
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

PART IV.
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Financial Statements
The following consolidated financial statements appear beginning on Page 5 of the report:
We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(b)  Exhibits

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2017.

POPEYES LOUISIANA KITCHEN, INC.

By:	/s/ CHERYL A. BACHELDER
Cheryl A. Bachelder
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ CHERYL A. BACHELDER	Chief Executive Officer (Principal Executive Officer)
Cheryl A. Bachelder		March 1, 2017

/s/ WILLIAM P. MATT	Chief Financial Officer (Principal Financial Officer)
William P. Matt		March 1, 2017

/s/ PAUL F. MARSDEN	Chief Accounting Officer (Principal Accounting Officer)
Paul F. Marsden		March 1, 2017

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