Form 10-K/A
period 2016-12-25
POPEYES LOUISIANA KITCHEN, INC.
filed 2017-03-27
CIK 1041379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-32369

Popeyes Louisiana Kitchen, Inc.

Minnesota	58-2016606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Perimeter Center Terrace, Suite 1000 Atlanta, Georgia	30346
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(404) 459-4450

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted to its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2).    Yes  ☐    No  ☒

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

AMENDMENT NO. 2

to the

ANNUAL REPORT ON FORM 10-K/A

FOR THE PERIOD ENDED DECEMBER 25, 2016

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 25, 2016 of Popeyes Louisiana Kitchen, Inc. (the “Company”), originally filed with the Securities and Exchange Commission on February 22, 2017 (the “Original Filing”), and as amended on Form 10-K/A filed with the Securities and Exchange Commission on March 1, 2017 (the “First Amendment”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14. Accordingly, reference to the proxy statement for our annual meeting of shareholders on the cover page has been deleted. Part of the information that Item 10 requires was included in the Original Filing.

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are also including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Filing or First Amendment. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K, as amended, other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following discussion sets forth certain information about the individuals serving as the Company’s directors as of February 21, 2017.

Current Directors

Krishnan Anand, age 59, has served as a director since November 2010. Mr. Anand has served as President of the International Division of Molson Coors Brewing in Denver, Colorado and Head of Global Strategy Development since 2009. Prior to joining Molson Coors, Mr. Anand served from 1997 to 2009 in a number of senior marketing and management positions with The Coca-Cola Company, most recently as President of the Philippines Business Unit in Manila, Philippines.

Expertise and Qualifications: Mr. Anand brings to the Board, among other skills and qualifications, broad management and marketing experience in domestic and international business, as well as his track record of judgment and achievement, as demonstrated during a 33 year career in leadership positions at major international companies in the consumer products industry. Mr. Anand’s experience and skills make him valuable to the Board as Chair of our People Services (Compensation) Committee and a member of our Corporate Governance and Nominating Committee.

Cheryl A. Bachelder, age 60, has served as a director since November 2006. Since November 2007, Ms. Bachelder has served as our Chief Executive Officer. Ms. Bachelder also served as our President from November 2007 until March 2012.

Ms. Bachelder currently serves as a member of the Pier 1 Imports, Inc. board of directors and she serves as the chair of its Compensation Committee. Ms. Bachelder serves on the Advisory Board of APFI, the franchising venture of Procter & Gamble. She also serves as a member of the board of the CEO Forum, a not-for-profit organization. From July 2006 until February 2013, she served as a member of the True Value Company board of directors. From May 2009 until December 2012, Ms. Bachelder served as a member of the National Restaurant Association board of directors. Ms. Bachelder served as the President and Chief Concept Officer of KFC Corporation from 2001 to 2003. From 1995 to 2000, Ms. Bachelder was Vice President, Marketing and Product Development for Domino’s Pizza, Inc.

Expertise and Qualifications: Ms. Bachelder brings to the Board, among other skills and qualifications, her experience in the leadership position as Chief Executive Officer of our Company, as well as her track record of judgment, achievement and leadership, as demonstrated in over 20 years in the quick service restaurant, or “QSR,” industry in leadership positions at major restaurant companies and over 35 years of proven operational and managerial experience in the retail and consumer products industries.

Carolyn H. Byrd, age 68, has served as a director since May 2001. Ms. Byrd founded GlobalTech Financial, LLC, a financial services and consulting company headquartered in Atlanta, Georgia, in May 2000 and currently serves as its Chairman and Chief Executive Officer. From November 1997 to October 2000, Ms. Byrd served as President of The Coca-Cola Financial Corporation. In addition to serving as Chairman of the board of directors of Global Tech Financial, LLC, Ms. Byrd currently serves on the boards of directors of Federal Home Loan Mortgage Corporation and Regions Financial Corporation. Ms. Byrd previously served on the boards of directors of the St. Paul Companies, Inc., Circuit City Stores, Inc., Reliastar Financial, ING Americas and RARE Hospitality, Inc.

Expertise and Qualifications: Ms. Byrd brings to the Board, among other skills and qualifications, extensive management, financial and board level expertise, as well as her track record of judgment and achievement, as evidenced by leadership positions as Chairman and Chief Executive Officer of a financial services company and president of the financial division of a global beverage company. Further, her service as a director of other public companies provides her with broad experience as well as skills that make her valuable to the Board as Chair of our Corporate Governance and Nominating Committee and as a member of our Audit Committee.

John M. Cranor, III, age 70, has served as a director since November 2006 and Chairman of our Board since November 2007. From 2003 until 2008, Mr. Cranor served as the President and Chief Executive Officer of the New College Foundation, affiliated with the New College of Florida in Sarasota.

Expertise and Qualifications: Mr. Cranor brings to the Board, among other skills and qualifications, broad managerial and operational experience as well as his track record of judgment and achievement, as demonstrated by his leadership positions as President and Chief Executive Officer of major QSR companies, as well as broad corporate experience and executive skills that make him valuable to the Board as Chairman of the Board and as a member of our Corporate Governance and Nominating Committee.

S. Kirk Kinsell, age 62, has served as a director since January 2015. Currently, Mr. Kinsell is a partner in Panther Ridge Partners, LLC. Mr. Kinsell served as the Chief Executive Officer of Loews Hotels and Resorts in New York, New York from March 2015 to December 2016. From July 2011 until February 2015, Mr. Kinsell was President, The Americas and Executive Director for InterContinental Hotels Group, PLC in Atlanta, Georgia. From August 2010 until June 2011, Mr. Kinsell was President, Europe Middle East and Africa and Executive Director for InterContinental Hotels Group, PLC in London, U.K. From August 2007 to June 2010, he was President, Europe, Middle East and Africa for InterContinental Hotels Group, PLC in London.

Expertise and Qualifications: Mr. Kinsell brings to the Board, among other skills and qualifications, broad managerial and operational experience as well as his track record of judgment and achievement, as demonstrated by his leadership positions as Chief Executive Officer and President of major international hotel companies, and a distinguished career of over 30 years of proven operational and management experience. His broad experience in franchising, hospitality and international transactions, as well as his executive skills make Mr. Kinsell valuable to the Board as a member of our Audit Committee and our People Services (Compensation) Committee.

Joel K. Manby, age 57, has served as a director since September 2013. Mr. Manby is currently President and Chief Executive Officer of SeaWorld Entertainment, Inc., a family entertainment company that operates and maintains theme parks located throughout the United States. He has served in this capacity since April 2015. From April 2003 until March 2015, he was President and Chief Executive Officer of Herschend Family Entertainment Corporation (HFE), a family-owned attractions company. Prior to joining HFE, Mr. Manby spent almost 20 years in the auto industry in general management and marketing roles, primarily at General Motors in the Saturn and Saab divisions. Mr. Manby served as Chief Executive Officer of Saab Cars USA from 1996 to 2002. Mr. Manby also currently serves as a member of the National Board of The Salvation Army.

Expertise and Qualifications: Mr. Manby brings to the Board, among other skills and qualifications, broad management and operations experience, as well as his track record of judgment and achievement in cultural transformation through the improvement in guest experience, employee engagement and financial results, as demonstrated during a distinguished career in leadership positions at major companies in the entertainment and automobile industries. Mr. Manby’s varied experience and skills make him valuable to the Board as a member of our People Services (Compensation) Committee.

Candace S. Matthews, age 58, has served as a director since January 2016. Ms. Matthews currently serves as Regional President, Americas for Amway Corporation, an international direct sales company, in Ada, Michigan. She has served in this capacity since November 2014. From December 2007 until October 2014, Ms. Matthews was Chief Marketing Officer for Amway Corporation. From 2001 to 2007, Ms. Matthews served as President of the SoftSheen-Carson Consumer Products Division of L’Oréal S.A. From 1998 until 2000, Ms. Matthews served as Vice President, New Products and Packaging Innovation for The Coca-Cola Company. Ms. Matthews has served on the board of trustees for Spectrum Health Foundation since September 2011. Ms. Matthews was recommended for appointment by a search firm.

Expertise and Qualifications: Ms. Matthews brings to the Board, among other skills and qualifications, broad management, marketing and operations experience, as well as her track record of judgment and achievement, as evidenced during her over 30 years of experience at major companies across a range of industries. Her broad experience and skills as an executive with international companies make Ms. Matthews valuable to the Board as a member of our Audit Committee and our Peoples Services (Compensation) Committee.

Martyn R. Redgrave, age 64, has served as a director since October 2013. Mr. Redgrave currently serves as Managing Partner and Chief Executive Officer of Agate Creek Partners, LLC, a professional governance and consulting services company co-founded by Mr. Redgrave in July 2014. He also currently serves as a member of the board of directors of Francesca’s Holdings Corporation and he serves as the chair of its Audit Committee. From August 2012 until his retirement in August 2014, Mr. Redgrave served as a Senior Advisor to L Brands, Inc. (formerly known as Limited Brands, Inc.), an international fashion retailer. From March 2005 until August 2012, Mr. Redgrave served as Executive Vice President and Chief Administrative Officer of Limited Brands, Inc. Mr. Redgrave has been a member of the board of directors of Deluxe Corporation since August 2001. Since August 2012, he has served as the Non-Executive Chairman of the board of directors of Deluxe Corporation.

Expertise and Qualifications: Mr. Redgrave brings to the Board, among other skills and qualifications, broad managerial, financial and operational experience as well as his track record of judgment and achievement, as demonstrated by his leadership positions as Executive Vice President and Chief Administrative Officer of a major international retail company, as well as broad corporate experience and established board skills that make him valuable to the Board as Chair of our Audit Committee and as a member of our Peoples Services (Compensation) Committee.

Lizanne Thomas, age 59, has served as a director since November 2015. Ms. Thomas is currently Partner-in-Charge of the Southern U.S. Region for Jones Day, an international law firm, where she also leads the Global Corporate Governance practice. She is based in Atlanta, Georgia. She has served in these capacities since July 2014. Prior to her current position, Ms. Thomas held the position of Partner-in-Charge – Atlanta from January 2008 to June 2014. From October 2004 until July 2016, Ms. Thomas served as a member of the board of directors of Krispy Kreme Doughnuts, Inc. since October 2004. Ms. Thomas serves on the board of directors of Atlantic Capital Bancshares, Inc., as chair of its Governance Committee and a member of its Compensation Committee, since November 2015. Ms. Thomas has served as a Trustee of the Georgia Research Alliance since September 2009, and as chair of its Audit Committee since September 20122. She also has served as a Trustee of Washington & Lee University since October 2014. Ms. Thomas served as a Trustee of Furman University from July 2006 until June 2012. Ms. Thomas was recommended for appointment by a search firm.

Expertise and Qualifications: Ms. Thomas brings to the Board, among other skills and qualifications, broad managerial, governance and legal experience, as well as her track record of judgment and achievement, as evidenced by her over 30 years of experience providing legal and business advice to her clients. Her broad experience and skills make her valuable to the Board as a member of the Corporate Governance and Nominating Committee.

Corporate Governance

Board Committees

During fiscal 2016, the Board had four standing committees: the Executive Committee, the Audit Committee, the People Services (Compensation) Committee and the Corporate Governance and Nominating Committee. Committee and committee chair assignments are reviewed annually by the Board at its meeting immediately following the annual meeting of shareholders, however, the Board may review and change the Board composition more frequently. The current composition of each Board committee is as follows:

Executive Committee: John M. Cranor, III (Chair), Cheryl A. Bachelder and Carolyn H. Byrd

Audit Committee: Martyn R. Redgrave (Chair), Carolyn H. Byrd, S. Kirk Kinsell and Candace S. Matthews

People Services (Compensation) Committee: Krishnan Anand (Chair), S. Kirk Kinsell, Joel K. Manby, Candace S. Matthews and Martyn R. Redgrave

Corporate Governance and Nominating Committee: Carolyn H. Byrd (Chair), Krishnan Anand, John M. Cranor, III and Lizanne Thomas

In February 2017, Ms. Matthews was added to the Audit and People Services (Compensation) Committee and Lizanne Thomas was removed from the Audit Committee.

Board and Committee Meetings; Attendance of Board Members at Annual Meeting of Shareholders

In fiscal 2016, the Board met nine times. In fiscal 2016, the Audit Committee, the People Services (Compensation) Committee and to the Corporate Governance and Nominating Committee, each met four, five and four times, respectively. The Executive Committee did not meet in fiscal 2016. Each director attended at least 75% of the meetings of the Board and of the committees of which he or she was a member in fiscal 2016. Our directors are encouraged, but not required, to attend the annual shareholders meeting. All directors then serving on our Board attended the 2016 annual shareholders meeting.

Board Leadership Structure

Since 2007, one of our independent directors, Mr. Cranor, has served as the independent Chairman of our Board (the ”Chairman”). We believe this Board leadership structure, with an independent director serving as the Chairman, is currently best for our Company and our shareholders.

The Chief Executive Officer is responsible for the day-to-day leadership and management of the Company, and the Chairman is responsible for providing oversight, direction and leadership of the Board. As directors continue to have more oversight responsibilities, we believe it is beneficial to have an independent Chairman whose primary responsibility is leading the Board. Pursuant to our Principles of Corporate Governance and our Bylaws, the Chairman will establish the agenda for each Board meeting, determine the length of the meetings, chair the Board meetings and executive sessions of the Board and, in consultation with the Chief Executive Officer, determine appropriate ways to facilitate interaction between the directors and management. By delineating the role of the Chairman position and separating it from the role of the Chief Executive Officer, we attempt to ensure there is no duplication of effort between the Chief Executive Officer and the Chairman. We believe this provides the most effective leadership of our Board, while positioning our Chief Executive Officer as the leader of the Company to our shareholders, franchisees, employees, business partners and other stakeholders.

Board’s Role in Risk Oversight

Our Board is responsible for overseeing the Company’s risk management function. The Board delegates some of its risk oversight role to the Audit Committee, the People Services (Compensation) Committee and to the Corporate Governance and Nominating Committee. Under its charter, the Audit Committee is responsible for oversight of our risk assessment programs and risk management strategies, including our corporate compliance programs and internal audit. The Audit Committee, in conjunction with the full Board, also provides oversight of the Company’s cyber security strategies and implementation. Under its charter, the People Services (Compensation) Committee sets the overall compensation strategy and compensation policies for the Company’s senior executives, including the mitigation of pay practices that could encourage excessive risk taking. Under its charter, the Corporate Governance and Nominating Committee is responsible for reviewing and monitoring the business risks to the Company’s strategies, communicating to management the views of the Board with respect to the types and level of risks to be undertaken by the Company and overseeing the risk management undertaken by the Company. In addition to the activities of these committees, the full Board regularly engages in discussions of the most significant risks that the Company is facing and how these risks are being managed. The Board receives reports on enterprise risk management from senior officers of the Company and from the Chairs of the Audit Committee, the People Services (Compensation) Committee, and the Corporate Governance and Nominating Committee, as well as from outside advisors. The Board believes that the enterprise risk management process in place enables the Board to effectively oversee the Company’s risk management function. The full Board and the People Services (Compensation) Committee are also involved in activities related to Chief Executive Officer and management succession.

Corporate Governance Materials

Our Board has adopted Principles of Corporate Governance. Our Principles of Corporate Governance are available on the Investor Relations page of our website at http://investor.popeyes.com. The charters of the Audit Committee,

People Services (Compensation) Committee and Corporate Governance and Nominating Committee are also available on the Investor Relations page of our website. Our Board has adopted a code of ethics, the Company’s Honor Code (the “Honor Code”), which applies to all officers and employees. Additionally, our Board has adopted a Code of Conduct for the Board (the “Directors Code”). The Honor Code and the Directors Code reflect our commitment to conducting our business in accordance with the highest ethical principles. The Honor Code and the Directors Code are also available on the Investor Relations page of our website at http://investor.popeyes.com. Copies of our Principles of Corporate Governance, committee charters, the Honor Code and the Directors Code are also available upon written request to Popeyes Louisiana Kitchen, Inc., 400 Perimeter Center Terrace, Suite 1000, Atlanta, Georgia 30346, Attention: Corporate Secretary.

The Corporate Governance and Nominating Committee Responsibilities and Duties

The purpose of the Corporate Governance and Nominating Committee is (1) to identify individuals qualified to become members of our Board and to recommend to the Board nominees for election in connection with our annual meeting of shareholders, (2) to develop and recommend to the Board our Principles of Corporate Governance and to take a leadership role in shaping our corporate governance policies, (3) to make recommendations to the Board with respect to our strategic plans and (4) such other responsibilities and duties as the Board may, from time to time, delegate to the Committee.

One responsibility of the Corporate Governance and Nominating Committee is to establish criteria for evaluating persons to be nominated for election to our Board and its committees. Under the Corporate Governance and Nominating Committee Charter, these criteria include, at a minimum, the depth of a candidate’s experience and availability, the balance of his or her business interests and experience and the need for any required expertise on our Board or one of its committees. Furthermore, our Principles of Corporate Governance provide that Independent Directors should be persons with broad training, knowledge and experience in business, finance, education, government or other professions or vocations who have earned distinction in their chosen fields, and those Principles of Corporate Governance also provide that the composition of our Board should reflect ethnic and gender diversity, as well as diversity of expertise in areas that will foster our business success. The Corporate Governance and Nominating Committee considers all of these criteria in selecting nominees and in the future may establish additional criteria for nominees.

Consistent with prior years, the Corporate Governance and Nominating Committee has not adopted a specific policy regarding the consideration of shareholder director nominees, but its general policy is to welcome prospective nominees recommended by shareholders. Shareholders who wish to recommend individuals for consideration by the Corporate Governance and Nominating Committee to become nominees for election to our Board may do so by submitting a written recommendation to Popeyes Louisiana Kitchen, Inc., Attention: Corporate Secretary, 400 Perimeter Center Terrace, Suite 1000, Atlanta, Georgia 30346. Submissions must include sufficient biographical information concerning the recommended individual, including age, five-year employment history with employer names and a description of the employer’s business, whether such individual can read and understand financial statements, accompanying footnotes and public filings and board memberships (if any) for the Committee to consider as well as any other requirements under our bylaws. The Corporate Governance and Nominating Committee will evaluate all prospective nominees in the same manner, whether or not the nominee was recommended by a shareholder.

The Corporate Governance and Nominating Committee’s process for selecting nominees begins with an evaluation of the performance of incumbent directors and a determination of whether our Board or its committees have specific unfulfilled needs. The Corporate Governance and Nominating Committee then considers prospective nominees identified by the Committee, other directors, our executive officers and shareholders and, in some cases, a third party search firm engaged by the Committee to assist in identifying candidates. Evaluations of prospective candidates typically include a review of the candidate’s background and qualifications, interviews with several Board members and discussions of the Committee and the full board. This consideration includes determining whether a candidate qualifies as “independent” under the various standards applicable to the Board and its committees. The Corporate Governance and Nominating Committee or a subcommittee of its members then selects nominees to recommend to our Board, which considers and makes the final selection of director nominees and directors to serve on its committees.

The Corporate Governance and Nominating Committee’s responsibilities also include:

•	Considering suggestions by our Chairman for directors to serve on Board committees, including the Chair of each committee, and recommending to the Board the members and Chair of all standing committees;

•	Annually developing and overseeing an evaluation of our full Board and individual members of our Board;

•	Overseeing the implementation of the Company’s strategic plans approved by the Board, and reviewing and monitoring the business risks to the Company’s strategies;

•	Communicating to management the views of the Board with respect to the types and levels of risks to be undertaken by the Company, and overseeing the risk management undertaken by the Company;

•	Reviewing director compliance with stock ownership policies and guidelines;

•	Assisting our Board with development of responsibilities of directors;

•	Establishing and maintaining a director orientation program for new directors, and developing, or making available, a continuing education program conducted for all directors;

•	Assisting our Board with its responsibilities for oversight of our Honor Code, and reviewing the Company’s evaluation of compliance with our Honor Code;

•	Reviewing any conflicts of interest involving our officers or members of our Board;

•	Assisting our Board with oversight of the Company’s policies;

•	Periodically reviewing the Company’s report on significant litigation;

•	Reviewing the independence of each of our directors;

•	Reviewing the continued appropriateness of Board membership when one of our directors changes the position he or she held when elected or appointed to the Board; and

•	Reviewing and discussing with appropriate members of management the development of the Company’s strategic plans, and making recommendations to our Board with respect to our strategic plans, including potential mergers, acquisitions and divestitures, as well as financing alternatives.

The Audit Committee Responsibilities and Duties

Our Board has determined that all members of the Audit Committee are independent within the meaning of the applicable rules of the SEC and NASDAQ Global Market (“Nasdaq”). Our Board also has determined that Mr. Redgrave is an audit committee financial expert within the meaning of applicable SEC rules.

Management is responsible for the financial reporting process, including the system of internal controls, and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm is responsible for auditing those financial statements and expressing an opinion as to their conformity with generally accepted accounting principles, in addition to auditing the effectiveness of our internal controls over financial reporting. The Audit Committee’s responsibility is to assist the Board in its oversight of these processes, and also to exercise certain responsibilities which it must undertake as a committee of Independent Directors. The Audit Committee is not engaged in the practice of accounting or auditing and its members are not necessarily experts in the fields of accounting or auditing, including with respect to auditor independence. The Audit Committee relies, without independent verification, on the information provided to it and on the representations made by management and the Company’s independent registered public accounting firm.

The Audit Committee acts under a written charter adopted by our Board that sets forth the committee’s responsibilities and duties, as well as requirements for the committee’s composition and meetings. The Audit Committee charter is available on the Investor Relations page on our website at http://investor.popeyes.com.

Review of Our Audited Consolidated Financial Statements for the Fiscal Year Ended December 25, 2016

With regard to our audited financial statements for fiscal 2016, the Audit Committee has:

•	reviewed and discussed the audited financial statements with the Company’s management and internal auditors;

•	been provided with management’s representation to the Audit Committee that the Company’s financial statements have been prepared in accordance with generally accepted accounting principles;

•	discussed with PricewaterhouseCoopers LLP, independent registered public accounting firm for the Company’s fiscal year ended December 25, 2016, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU, Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

•	reviewed the Company’s system of internal controls with management and PricewaterhouseCoopers LLP.

In addition, the Audit Committee has reviewed the Company’s compliance with Sarbanes-Oxley 404 requirements. This provision requires management to establish and maintain an adequate internal control structure and procedures for financial reporting. The Audit Committee has received from PricewaterhouseCoopers LLP the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding PricewaterhouseCoopers LLP’s independence, and the applicable requirements of the SEC. The Audit Committee has discussed with PricewaterhouseCoopers LLP that firm’s independence.

Based upon and in reliance on the representations of and discussions with management, internal auditors and the independent registered public accounting firm, the Audit Committee recommended to the Board that the audited consolidated financial statements for the Company be included in its Annual Report on Form 10-K for the fiscal year ended December 25, 2016 for filing with the SEC.

The People Services (Compensation) Committee Responsibilities and Duties

The People Services (Compensation) Committee is responsible for the following:

•	Reviewing and determining all elements of compensation of executive officers and directors;

•	Making grants of stock awards to officers and employees pursuant to stock plans;

•	Overseeing the administration of stock and bonus plans;

•	Reviewing annually the Company’s compensation strategies and policies; and

•	Reviewing the process for managing executive succession and development training.

Pursuant to its charter, the People Services (Compensation) Committee may delegate authority and responsibilities to subcommittees, as it deems proper, which no delegation has been done in fiscal 2016. Additional actions and responsibilities of the People Services (Compensation) Committee is provided in the “Executive Compensation” section below of this Form 10-K.

Shareholder Communications with Our Board

Any shareholder or interested party who wishes to communicate directly with our Board, or an individual member of our Board, may do so in writing to Popeyes Louisiana Kitchen, Inc. Board of Directors, c/o Corporate Secretary, 400 Perimeter Center Terrace, Suite 1000, Atlanta, Georgia 30346. At each regular Board meeting, the Corporate Secretary will present a summary of any communications received since the last meeting (excluding any communications that consist of advertising, solicitations or promotions of a product or service) and will make the communications available to the Board upon request.

Compensation of Non-Employee Directors

Upon election to the Board at our annual meeting of shareholders, non-employee members of the Board (other than the Chairman of the Board) receive an annual cash retainer of $60,000, but each Board member may elect to receive his or her retainer in the form of restricted stock units instead of cash. The Chairman of the Board receives an annual cash retainer of $160,000. The directors who serve as chair of the Audit Committee and the People Services (Compensation) Committee each receive $15,000 annually in addition to the annual cash retainer. The director who serves as chair of the Corporate Governance and Nominating Committee receives $7,500 annually in addition to the annual cash retainer. Additionally, all non-employee members of the Board receive an annual grant of restricted stock units with an estimated grant date fair value equal to $100,000, with the number of restricted stock units granted being based on a 30-day average of our closing stock price prior to the date of the grant. The restricted stock units vest on the anniversary of the grant date, and are settled in stock at the termination of the non-employee director’s service on the Board unless the non-employee director makes an election otherwise in accordance with the our director compensation policies; any non-employee director that leaves Board service prior to the fulfillment of their term, however, will vest in a prorated portion of his or her award.

Cheryl A. Bachelder receives no additional compensation for serving as a member of the Board. Ms. Bachelder’s compensation as Chief Executive Officer can be found in the Summary Compensation Table below.

The following table includes information regarding the compensation paid to our non-employee directors for fiscal 2016:

Name(3)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)		Total ($)
Krishnan Anand	75,000	97,044		172,044
Carolyn H. Byrd	67,500	97,044		164,544
John M. Cranor, III	160,000	97,044		257,044
S. Kirk Kinsell	0	155,261		155,261
Joel K. Manby	0	155,261		155,261
Candace S. Matthews	60,000	131,826	(3)	191,826
Martyn R. Redgrave	75,000	97,044		172,044
Lizanne Thomas	60,000	97,044		157,044

(1)	The amounts shown in this column include annual cash retainers and committee chairmanship fees.
(2)	Amounts in this column are calculated utilizing the grant date fair value of restricted stock units under FASB ASC Topic 718. The grant date fair values of the restricted stock unit awards are calculated using the Nasdaq closing price on the date of grant. The actual grant date fair value of restricted stock units differs from the estimated grant date fair value of $100,000, as the estimated grant amount for each director was calculated by dividing the value of $100,000 by the 30-day average of our closing stock price prior to the date of the grant.
(3)	Includes a grant of 573 restricted stock units, which represents prorata compensation related to services performed in 2016 prior to the 2016 annual meeting of shareholders.

Director Stock Ownership Guidelines

The Company has stock ownership guidelines for non-employee directors to encourage our directors to have a long-term equity stake in Popeyes and align their interests with the interests of shareholders. Those guidelines provide that each non-employee director is required to accumulate stock with a value equal to or greater than three times their annual cash retainer over the first five years of service. For purposes of calculating ownership under the guidelines, we include outright shares owned by the executive and restricted shares. We do not include unearned performance shares or vested / unvested stock options. All non-employee directors exceed these guidelines.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The following Compensation Discussion and Analysis, or “CD&A”, describes our 2016 executive compensation program. This CD&A is intended to be read in conjunction with the tables beginning under the heading “2016 Summary Compensation Table” below, which provide detailed historical compensation information for our following named executive officers, or “NEOs”:

•	Cheryl A. Bachelder, Chief Executive Officer

•	Andrew G. Skehan, President – International

•	William P. Matt, Chief Financial Officer

•	Richard H. Lynch, Chief Brand Officer

•	Harold M. Cohen, General Counsel, Chief Administrative Officer and Corporate Secretary

Executive Compensation Summary

2016 Executive Compensation Program Changes

Given the more significant changes that were made to the executive compensation program for 2015, relatively few changes were made to the executive compensation program for 2016, which included the following:

•	Implementation of certain increases to base salary and target long-term incentive values to recognize performance and improve competitiveness;

•	Elimination of international and new restaurant sales measures from the annual incentive plan; and

•	Removal of two companies from the peer Group used for relative Total Shareholder Return (“TSR”) performance for the 2016-2018 performance shares.

2016 Executive Compensation and Pay for Performance Results

Our 2016 financial results, although strong, were generally below budgeted expectations established by the Board at the beginning of the year and yielded the following executive compensation results for 2016:

•	Short-term incentives were earned at 63% of target for all NEOs except Richard H. Lynch who earned 51% of target; and

•	Performance shares tied to the 2014-2016 cycle were earned at 120% of target, with no positive or negative adjustment based on our relative TSR performance.

The following highlights these 2016 payout results in the broader context of payout results in recent years under the annual incentive plan and the performance share plan:

Another way to view the relationship between pay and performance is by comparing target to realizable pay, which we have summarized below for our CEO for 2016:

In the table above we have used the following definitions for realizable pay:

•	Base salary equals base salary

•	Annual Incentive equals the actual annual incentive paid for 2016 performance

•	Stock Options equals the in-the-money value of stock options granted in 2016 at the end of 2016

•	Restricted Shares equals the value of restricted shares granted in 2016 at the end of 2016

•	Performance Shares equals to the number of shares earned at the end of the 2014-2016 performance cycle, valued at the stock price at the end of 2016

Compensation Decision Making Process

Role of Management and the Compensation Committee

The Compensation Committee approves all compensation for executive officers. For NEOs other than the Chief Executive Officer and the Chief People Officer, our Chief Executive Officer and Chief People Officer make compensation recommendations to the Compensation Committee. In making these recommendations, the Chief Executive Officer and Chief People Officer consider peer group market data, individual experience and performance and financial impact to the Company. For the Chief People Officer, our Chief Executive Officer makes separate compensation recommendations to the Compensation Committee, without the Chief People Officer being present. The Compensation Committee reviews and discusses all recommendations prior to approval.

The Compensation Committee is solely responsible for the review of the performance and compensation for the Chief Executive Officer. Management does not make compensation-related recommendations for the Chief Executive Officer. In executive session, without management present, the Compensation Committee, in conjunction with its compensation consultant, reviews Chief Executive Officer compensation, including a review of competitive market data and individual performance assessments.

Role of the Independent Compensation Consultant

In 2016, the Compensation Committee retained Pearl Meyer as its independent compensation consultant. In accordance with the Compensation Committee’s charter, the consultant reports directly to the Compensation Committee. The Compensation Committee retains sole authority to hire or terminate its compensation consultant, approve its compensation, determine the nature and scope of services and evaluate its performance. A representative of the compensation consultant attends Compensation Committee meetings, as requested, and communicates with the Compensation Committee Chair between meetings. The Compensation Committee makes all final decisions. Other than Pearl Meyer’s roles and services listed below with respect to compensation consulting, it performs no other services for the company.

Pearl Meyer’s specific compensation consultation roles include the following:

•	Advising the Compensation Committee and management on executive compensation trends and regulatory developments;

•	Providing a total compensation study for executives against the companies in our peer group and recommendations for executive pay;

•	Providing advice to the Compensation Committee on governance best practices;

•	Serving as a resource to the Compensation Committee Chair for meeting agendas and supporting materials in advance of each meeting;

•	Reviewing and commenting on proxy disclosure items, including the CD&A; and

•	Advising the Compensation Committee on management’s pay recommendations.

The Compensation Committee has considered and assessed all relevant factors, including those set forth in the Exchange Act, as well as the requirements of Nasdaq, that impact independence and could give rise to a potential conflict of interest with respect to Pearl Meyer. Based on this review, the Compensation Committee determined that Pearl Meyer was independent and that there were no conflicts of interest raised by the work performed by Pearl Meyer.

Role of Peer Companies and Competitive Market Data

The Compensation Committee reviews competitive market data annually for the Chief Executive Officer and at least biennially for the other NEOs, as developed and presented by the Compensation Committee’s independent compensation consultant. In February 2016, the Compensation Committee reviewed competitive market data for all NEO positions.

We develop a peer group for compensation purposes according to multiple selection criteria:

•	GICS code sub-industry (restaurant companies);

•	Highly-franchised: Restaurants with franchised sales representing approximately 50% or more of system-wide sales/units;

•	Annual system-wide sales: Approximately 1/3x to 3x Popeyes’ annual system-wide sales of $3.3 billion;

•	Market capitalization: Approximately 0.2x to 5x Popeyes’ market capitalization; and

•	Direct competitors: For business and management talent.

Although we strive to include companies that meet all of the above criteria, not all of the selected peers meet all of the above criteria.

The competitive market data that was reviewed by the Compensation Committee when making 2016 executive compensation decisions was prepared by Pearl Meyer during Q4 2015 and relied upon the same peer group companies that were reviewed and approved by the Compensation Committee for the prior year, which consisted of the following companies:

•	Brinker International, Inc.	•	Famous Dave’s of America, Inc.

•	Buffalo Wild Wings, Inc.	•	Jack in the Box, Inc.

•	Denny’s Corporation	•	Krispy Kreme Doughnuts, Inc.

•	DineEquity, Inc.	•	Panera Bread Company

•	Domino’s Pizza, Inc.	•	Papa John’s International, Inc.

•	Einstein Noah Restaurant Group, Inc.	•	Sonic Corp.

Competitive market values are determined by Pearl Meyer using both proxy-reported pay data from our peer group companies and survey reported data from a variety of reputable compensation surveys that contain pay data for comparable executive positions with the restaurant, retail, and hospitality industries. Both the peer group data and the survey data reflect companies of comparable size, as measured by system-wide sales.

We use system-wide sales as a performance metric, rather than corporate revenue, as system-wide sales capture the size, scope and complexity of operating a highly-franchised global business model like ours. System-wide sales are disclosed in a variety of public sources, including a company’s Form 10-K and corporate investor relations websites. Corporate revenues are not used because they primarily represent a pass-through of franchise royalties and significantly underestimates the size and complexity of our highly-franchised business model. For that reason, we do not use corporate revenues to develop competitive market values and we believe they should not be used by investors or shareholder advisory firms to analyze our compensation programs.

Components of 2016 NEO Compensation

The following table outlines the major components of our 2016 executive compensation program for our NEOs:

Pay Component	Purpose		Characteristics
Base Salary	•	Attract and retain executives through market-based pay	•	To compensate the executive fairly and competitively for the responsibility level of the position

Annual Incentives	•	Encourages achievement of strategic and financial performance metrics that create long-term shareholder value	•	Based on achievement of predefined corporate performance objectives

Long-Term Incentives	•	Aligns executives’ long-term compensation interests with shareholders’ investment interests; creates a retention incentive through multi-year vesting and performance cycles	•	Value to the executive is based on long-term stock price performance and financial performance goal achievement

Base Salary

The Compensation Committee determines base salaries for the NEOs and other executives based on a number of factors, including but not limited to, market data, individual performance, company performance, and management recommendations (except for the Chief Executive Officer).

At the February 2016 meeting, the Compensation Committee reviewed (i) competitive market data provided by Pearl Meyer, (ii) Ms. Bachelder’s recommendations for each NEO other than herself, and (iii) Ms. Bachelder’s performance. Based on this review, the Compensation Committee approved salary increases for all of the NEOs with respect to 2016.

Name	2015	2016
Cheryl A. Bachelder	$825,000	$900,000

Andrew G. Skehan	$430,000	$443,000

William P. Matt	$400,000	$412,000

Richard H. Lynch(1)	$430,000	$525,000

Harold M. Cohen	$350,000	$361,000

(1)	The increase for Mr. Lynch was part of a holistic review and assessment of his compensation, and was part of a obtaining his commitment to remain with the Company.

Annual Incentive Plan

NEOs and other executives are eligible to participate in our Annual Incentive Plan and receive annual cash incentives based on the achievement of various performance metrics.

2016 NEO Award Opportunities

At the start of each fiscal year the Compensation Committee approves annual incentive compensation targets (as a % of base salary) based on a review of competitive market data, management’s recommendations and other relevant factors. The 2016 annual incentive targets for our NEOs are as follows:

Name	Target STI % of Base Salary
Cheryl A. Bachelder	100%

Andrew G. Skehan	60%

William P. Matt	60%

Richard H. Lynch	60%

Harold M. Cohen	60%

2016 NEO Performance Measures and Weights

The following measures and weights applied to each NEO with respect to the 2016 annual incentive plan:

Name	EBITDA	Same-Store Sales	Restaurant Openings
Cheryl A. Bachelder	60%	20%	20%

Andrew G. Skehan	60%	20%	20%

William P. Matt	60%	20%	20%

Richard H. Lynch	60%	40%	—

Harold M. Cohen	60%	20%	20%

Management and the Compensation Committee believe EBITDA growth is critical to our stock price appreciation and our commitment to sustained shareholder value, and therefore has the highest weight at 60%.

The operational metrics (Same-Store Sales and Restaurant Openings) are critical to our growth objectives and have a 40% weight. Same-Store Sales focuses on growth within our existing restaurant framework while Restaurant Openings focuses on growing our platform.

2016 Performance and Payout Goals and Results

The following table shows the threshold, target, and maximum performance and payout level set at the beginning of the year for each performance measure, as well as the actual performance and payout level determined at the end of the year:

	EBITDA (in millions)	Same-Store Sales	Restaurant Openings	Payout as a % of Target
Threshold	$85.572	2.20%	210	50%

Target	$90.076	3.20%	235	100%

Maximum	$99.083	4.80%	260	200%

2016 Actual Performance	$88.634	1.70%	216

2016 Payout % of Target	84.2%	0.0%	62.0%	63%

Based on the above results relative to performance goals, the following annual incentive payouts were approved for the NEOs for 2016:

Name	2016 Annual Incentive Awards
	Target Incentive	Actual Incentive Payout	Actual Payout As a % of Target
Cheryl A. Bachelder	$900,000	$566,280	63%

Andrew G. Skehan	$265,800	$167,241	63%

William P. Matt	$247,200	$155,538	63%

Richard H. Lynch	$315,000	$159,138	51%

Harold M. Cohen	$216,600	$136,285	63%

Long-Term Incentive Plan

NEOs and other executives are eligible to participate in our Long-Term Incentive Plan and receive annual equity grants with various performance and vesting criteria.

2016 NEO Grant Values

The Compensation Committee annually determines the grant-date value for each executive based on a review of competitive market data, individual performance, historical awards and management’s recommendations. For 2016, the target grant-date value for long-term incentive (LTI) awards to the named executive officers was as follows:

Name	Target LTI $
Cheryl A. Bachelder	$2,400,000
Andrew G. Skehan	$525,000
William P. Matt	$525,000
Richard H. Lynch	$525,000
Harold M. Cohen	$450,000

2016 NEO Equity Award Mix and Grant Levels

The target grant-date value of the 2016 LTI awards was delivered to executives in the following award types:

Award Type	Weight	Vesting Schedule	Purpose
Stock Options	25%	3 year annual ratable	Direct Shareholder Alignment

Restricted Shares	25%	3 year cliff	Retention Strength

Performance Shares	50%	3 year cliff	Linkage to long-term financial performance and relative shareholder returns

Based on the grant values and award mix, the following are the actual equity grants to each NEO in 2016:

	2016 Equity Grant Detail
Name	Stock Options (1)	Performance Shares	Restricted Shares
Cheryl A. Bachelder	28,328	22,425	11,212

Andrew G. Skehan	6,196	4,905	2,452

William P. Matt	6,196	4,905	2,452

Richard H. Lynch	6,196	4,905	19,244	(2)

Harold M. Cohen	5,311	4,204	2,102

(1)	Exercise price of stock options is $52.91. All awards were granted on April 5, 2016.
(2)	Includes 16,792 restricted shares granted to Mr. Lynch in 2016 for retention purposes.

2016-2018 Performance Share Plan Design

The performance shares granted in 2016 have a three-year measurement period based on the following performance measures and goals:

•	Three-year cumulative EBITDA: A three-year cumulative EBITDA goal is approved by the Compensation Committee at the start of the performance period. Payouts are earned based on a sliding scale of performance above and below the performance goal. The sliding scale is anchored by a minimum performance requirement of 95% of three-year cumulative EBITDA. If 95% of the performance goal is not achieved, then no performance shares are earned. If 95% is achieved, then 50% of the targeted shares are earned. If 100% of the performance goal is achieved, then a target award is earned. The maximum performance requirement is 110% of cumulative EBITDA. If maximum performance is achieved, then 200% of the targeted shares are earned.

•	Three-year relative TSR: The number of shares earned by three-year cumulative EBITDA performance will be adjusted based on our three-year TSR against a broader of group of restaurant companies (market cap ranges from $100 million to $10 billion). This broader group represents restaurant companies competing with Popeyes for investment dollars. Shares earned will be adjusted -10% if three-year TSR performance is in the bottom quartile, and will be adjusted +10% if three-year TSR performance is in the upper quartile. TSR, as defined in the new three-year program, represents stock price appreciation and dividends over the three-year performance period.

The specific performance goals, performance results, and shares issued under these awards will be disclosed after the conclusion of the performance period.

2014-2016 Performance Share Payouts

For our three-year performance share program that concluded in 2016, the 2014-2016 cumulative EBITDA target was $241.5 million. We achieved cumulative EBITDA of $247.3 million, or approximately 102.4% of target. Based on the funding scale approved by the Compensation Committee, we earned 120% of the targeted performance shares. Our three-year relative TSR performance was at the 70.3 percentile of the designated group of restaurant industry companies, resulting in no positive or negative adjustment factor.

The following table sets forth the target performance shares granted and the actual performance shares earned for the 2014-2016 performance share cycle:

	2014-2016 Performance Shares
Name	Performance Shares Granted	Performance Shares Earned (1)	Actual Payout As a % of Target
Cheryl A. Bachelder	24,335	29,202	120%

Andrew G. Skehan	4,239	5,087	120%

William P. Matt	1,893	2,272	120%

Richard H. Lynch	5,181	6,217	120%

Harold M. Cohen	4,239	5,087	120%

(1)	Represents the shares earned from the 2014-2016 performance share grant, the three-year relative TSR did not result in an adjustment.

The following is the relative TSR peer group with respect to the 2014-2016 performance shares, which was established in 2014 at the time the shares were granted:

• Arcos Dorados Holdings, Inc.	• Domino’s Pizza, Inc.

• Biglari Holdings Inc.	• Dunkin’ Brands Group, Inc.

• BJ’s Restaurants, Inc.	• Fiesta Restaurant Group, Inc.

• Bloomin’ Brands, Inc.	• Ignite Restaurant Group, Inc.

• Bob Evans Farms, Inc.	• Jack in the Box Inc.

• Bravo Brio Restaurant Group, Inc.	• Jamba, Inc.

• Brinker International, Inc.	• Luby’s, Inc.

• Buffalo Wild Wings, Inc.	• Nathan’s Famous, Inc.

• Carrols Restaurant Group, Inc.	• Panera Bread Company

• The Cheesecake Factory Incorporated	• Papa John’s International, Inc.

• Chipotle Mexican Grill, Inc.	• Red Robin Gourmet Burgers, Inc.

• Chuy’s Holdings, Inc.	• Ruby Tuesday, Inc.

• Cracker Barrel Old Country Store, Inc.	• Ruth’s Hospitality Group, Inc.

• Darden Restaurants, Inc.	• Sonic Corp.

• Del Frisco’s Restaurant Group, Inc.	• Texas Roadhouse, Inc.

• Denny’s Corporation	• The Wendy’s Company

• DineEquity, Inc.

Other Policies and Practices

Executive Stock Ownership Guidelines

Target ownership for our Chief Executive Officer is four times annual base salary. Our other NEOs have a guideline of one times annual base salary. Executives have five years to achieve their ownership guideline. The Compensation Committee reviews progress towards achievement annually. For purposes of calculating ownership under the guidelines, we include outright shares owned by the executive and restricted shares. We do not include unearned performance shares or vested / unvested stock options. In addition, we require executive officers to retain 33% of the net shares received from any equity-based awards, after deductions for taxes and exercise costs, until the ownership guidelines are met. All executives who have been employed by the Company for at least five years have satisfied the ownership requirements under the executive stock ownership guidelines.

Equity Compensation Grant Practices

Stock options are awarded with exercise prices equal to the closing price of our stock on the date of the grant. It is the intention of the Compensation Committee to approve grants under the long-term incentive plan at a Compensation Committee meeting in the first quarter of our fiscal year in order to maximize the motivational value associated with the awards and to comply with the tax deductibility standards of Section 162(m) of the Code. Share awards are typically approved by the Compensation Committee with a grant date to coincide with a common anniversary of prior grants. Grant amounts are determined by dividing the dollar value approved by the Compensation Committee by our average share price for the 30-day period immediately preceding the grant date. The 30-day average is used to minimize the volatility of daily share price movements on grant amounts.

Recoupment (Clawback) Policy

We have adopted an incentive-based compensation recovery policy for executive officers. If we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the federal securities laws, we will seek to recover incentive-based compensation (including stock options) from any of our current or former executive officers who (a) received incentive-based compensation during the three-year period preceding the date on which we announce we are required to prepare the accounting restatement and (b) engaged in misconduct or negligent conduct resulting, directly or indirectly, in our being required to prepare the accounting restatement. We will seek to recover the excess of the incentive-based compensation paid to the executive officer based on the erroneous data over the incentive-based compensation that would have been paid to the executive officer if the financial accounting statements had been as presented in the restatement.

Hedging, Pledging and Insider Trading Compliance Policy

Our Insider Trading Compliance Policy prohibits all our employees and directors from engaging in hedging, derivative and margin transactions with respect to our securities and prohibits our directors and executive officers from pledging our securities. None of our executive officers or directors holds any of our stock subject to pledge. Our Insider Trading Compliance Policy also prohibits our employees, officers and directors from purchasing or selling our securities while in possession of material non-public information, and limits purchases or sales of our securities by directors and senior officers to designated trading windows.

Retirement, Perquisites, and Other Benefits

To provide our NEOs with a competitive level of benefits, NEOs are eligible for an annual executive physical, pre-retirement life insurance of five times base salary and disability benefits that make up, in part, for limits on our broad-based plan. Other than an enhanced disability benefit, members of senior management participate in our other benefit plans on the same terms as other employees. These plans include 401(k) matching contributions, and medical, dental and life insurance. Relocation benefits also are reimbursed from time to time, but are individually negotiated when they occur. We do not have a pension plan or a deferred compensation arrangement that covers the NEOs or any other employees.

Employment Agreements

The Company has entered into written employment agreements with each of its respective executive officers providing, in each case, for a base salary subject to annual adjustment by the People Services (Compensation) Committee (the “Compensation Committee”), an annual incentive award, participation in Company-sponsored broad-based and executive benefit plans and such other compensation as may be approved by the Compensation Committee.

Cheryl A. Bachelder. The Company entered into an employment agreement, effective as of February 22, 2016, with Ms. Bachelder to serve as Chief Executive Officer. The employment agreement has an initial term through December 31, 2019, and each year thereafter, the agreement automatically extends for an additional year unless either party to the agreement notifies the other that it wishes to terminate the agreement at least 90 days before the scheduled end of the applicable term.

The employment agreement for Ms. Bachelder provides for an annual base salary of at least $900,000 and an annual cash bonus target of 100% of her annual base salary. For fiscal 2016, she was entitled to a grant of an equity compensation award with a fair value (determined in accordance with FASB ASC Topic 718) equal to or greater than $2,400,000, which amount in future fiscal years the Compensation Committee may increase or decrease. Ms. Bachelder is also entitled to term life insurance with a death benefit of at least $4,000,000, an annual physical examination, and other employee benefits available to senior officers of the Company.

Richard H. Lynch. The Company entered into an employment agreement, effective as of February 22, 2016, with Mr. Lynch to serve as Chief Brand Officer. The employment agreement has an initial term through December 31, 2019, and each year thereafter, the agreement automatically extends for an additional year unless either party to the agreement notifies the other that it wishes to terminate the agreement at least 90 days before the scheduled end of the applicable term.

The employment agreement for Mr. Lynch provides for an annual base salary of at least $525,000 and an annual cash bonus target of 60% of his annual base salary. For fiscal 2016, he was entitled to a grant of an equity compensation award with a fair value (determined in accordance with FASB ASC Topic 718) equal to or greater than $525,000, which amount in future fiscal years the Compensation Committee may increase or decrease. Mr. Lynch is also entitled to term life insurance with a death benefit of at least $2,150,000, an annual physical examination, and other employee benefits available to senior officers of the Company.

Andrew G. Skehan. The Company entered into an employment agreement, effective as of May 24, 2016, with Mr. Skehan to serve as President - International. The employment agreement had an initial term through December 31,

2016, and each year thereafter, the agreement automatically extends for an additional year unless either party to the agreement notifies the other that it wishes to terminate the agreement at least 90 days before the scheduled end of the applicable term.

The employment agreement for Mr. Skehan provides for an annual base salary of at least $443,000 and an annual cash bonus target of 60% of his annual base salary. Mr. Skehan is also entitled to term life insurance with a death benefit of at least $2,215,000, an annual physical examination, and other employee benefits available to senior officers of the Company.

William P. Matt. The Company entered into an employment agreement, effective as of May 24, 2016, with Mr. Matt to serve as Chief Financial Officer. The employment agreement had an initial term through December 31, 2016, and each year thereafter, the agreement automatically extends for an additional year unless either party to the agreement notifies the other that it wishes to terminate the agreement at least 90 days before the scheduled end of the applicable term.

The employment agreement for Mr. Matt provides for an annual base salary of at least $412,000 and an annual cash bonus target of 60% of his annual base salary. Mr. Matt is also entitled to term life insurance with a death benefit of at least $2,060,000, an annual physical examination, and other employee benefits otherwise available to senior officers of the Company.

Harold M. Cohen. The Company entered into an employment agreement, effective as of May 24, 2016, with Mr. Cohen to serve as General Counsel and Chief Administrative Officer. The employment agreement had an initial term through December 31, 2016, and each year thereafter, the agreement automatically extends for an additional year unless either party to the agreement notifies the other that it wishes to terminate the agreement at least 90 days before the scheduled end of the term.

The employment agreement for Mr. Cohen provides for an annual base salary of at least $361,000 and an annual cash bonus target of 60% of his annual base salary. Mr. Cohen is also entitled to term life insurance with a death benefit of at least $1,805,000, an annual physical examination, and other employee benefits otherwise available to senior officers of the Company.

Upon an involuntary termination by the Company without “cause” or by the executive under circumstances constituting a “constructive discharge” (as such terms are defined in the employment agreements, and regardless of whether or not there has been a change in control of the Company), the agreements provide for severance payments, vesting of outstanding equity awards and certain limited perquisites. These payments and benefits are described under the heading “Potential Payments Upon Termination or Change in Control” below.

The employment agreements also contain non-compete, confidentiality and non-solicitation provisions that apply during the term of the employment agreement and for a one-year period thereafter, with a two-year post-termination period for Ms. Bachelder. Ms. Bachelder is also subject to a five-year post-termination non-disparagement obligation.

Compensation Program Risk Assessment

In 2016, The Compensation Committee reviewed a comprehensive compensation program risk assessment conducted by Pearl Meyer. The Compensation Committee concluded that our compensation programs are not reasonably likely to have a material adverse effect on the Company.

Our compensation program provides a balanced mix of cash and equity, annual and long-term incentives, and stock price performance and internal financial performance metrics, all of which mitigate risk. Specific program features that mitigate risk include:

•	We use a combination of performance shares, restricted shares and stock options for equity awards balances risk incentives between stock price appreciation and internal financial performance;

•	The performance share program implemented in 2013 measures three-year cumulative performance, an enhancement that separates the time frames being measured by the annual and long-term incentive plans;

•	We utilize a combination of internal (EBITDA) and external (TSR) performance metrics;

•	Annual incentive awards and performance share awards to executive officers are capped at a maximum performance level;

•	The performance goals under our annual and long-term incentive programs include Company-wide and division metrics which we believe encourage decision-making that is in the best long-term interest of shareholders;

•	Company-wide and division performance goals are reviewed and approved by the Compensation Committee;

•	No single executive has complete and direct influence over any of the performance metrics;

•	The time-based and performance-based vesting of three years for our long-term incentive equity awards helps ensure that our executives’ long-term interests align with those of our shareholders; and

•	All NEOs are subject to stock ownership guidelines.

Compensation Committee Interlocks and Insider Participation

For fiscal 2016, the Compensation Committee established the compensation for all our executive officers.

During fiscal 2016, Messrs. Anand, Kinsell, Manby and Redgrave were members of our Compensation Committee. None of our executive officers currently serve on the compensation committee or board of directors of any other company, which has an executive officer serving on our Compensation Committee or Board.

Impact of Tax and Accounting Treatment on Compensation Decisions

The Compensation Committee makes every reasonable effort to ensure that all compensation paid to our executives is fully deductible, provided it determines that application of applicable limits are consistent with our needs and executive compensation philosophy.

Section 162(m) of the Code limits the deductibility of executive compensation paid by publicly-held corporations to $1 million per NEO, excluding the Chief Financial Officer. The $1 million limitation does not apply to compensation that qualifies as performance-based. The Company considers the tax and accounting impact of all compensation decisions and balances the need for competitive compensation programs with the desire to control expenses and maximize tax deductibility. The Compensation Committee intends to use performance-based compensation to mitigate the deduction limits. Consequently, our annual incentive plan and portions of our long-term equity incentive program (stock options and performance shares) have been designed to qualify as performance-based compensation and meet the requirements of Section 162(m) of the Code. However, we must attract, retain and reward critical executive talent to maximize shareholder value and the loss of a tax deduction may be necessary and appropriate in certain circumstances.

COMPENSATION COMMITTEE REPORT

The People Services (Compensation) Committee has reviewed the CD&A and discussed it with management. Based on the review and the discussions with management, the Compensation Committee recommended to the Board that the CD&A be included in this Form 10-K/A filed with the SEC.

The People Services (Compensation) Committee

Krishnan Anand, Chair S. Kirk Kinsell Joel K. Manby Martyn R. Redgrave

2016 Summary Compensation Table

The following table includes information concerning compensation for the NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Cheryl A. Bachelder, Chief Executive Officer	2016	888,461	—		1,793,637	599,987	566,280	41,322	3,889,687
	2015	801,823	—		1,796,407	599,978	997,673	45,865	4,241,746
	2014	719,231	—		1,047,865	542,492	877,250	39,829	3,226,667

Andrew Skehan, President International	2016	440,000	177	(5)	392,300	131,231	167,241	28,209	1,159,158
	2015	416,154	—		336,739	112,491	415,522	28,535	1,309,441
	2014	360,391	—		243,215	94,497	349,650	26,203	1,073,956

William P. Matt, Chief Financial Officer	2016	409,231	—		392,300	131,231	155,538	29,237	1,117,537
	2015	393,077	100,000		336,739	112,491	290,232	69,664	1,202,203
	2014	130,923	—		273,187	39,113	103,315	56,604	703,142

Richard H. Lynch, Chief Brand Officer	2016	518,267	—		1,402,675	131,231	159,138	36,344	2,247,655
	2015	416,154	—		336,739	112,491	327,144	31,875	1,224,403
	2014	370,000	—		223,094	115,508	310,800	26,258	1,045,660

Harold M. Cohen, General Counsel, Chief Administrative Officer and Corporate Secretary	2016 2015 2014	358,462 343,391 319,200	— — —		336,257 261,922 182,531	112,487 87,477 94,497	136,285 253,953 233,307	31,186 36,401 32,148	974,677 983,144 861,683

(1)	Amounts reflect the aggregate grant date fair value of restricted stock and performance shares under FASB ASC Topic 718. The grant date fair values of restricted stock awards with only service conditions are calculated using the Nasdaq closing price of our stock on the date of grant. The grant date fair values of restricted stock awards with service and market conditions are valued utilizing a Monte Carlo simulation model. With respect to the restricted performance shares granted subject to performance conditions, the grant date fair value is based on a 100% probability of meeting the target performance conditions. See Note 13 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2016, regarding assumptions underlying valuation of equity awards. An overview of the features of our performance share awards can be found in the “Compensation Discussion and Analysis” section above. The maximum grant date fair value of the performance share grants in this column related to the new three year program for the fiscal 2016-2018 cycle which has performance conditions and assuming the highest level of performance conditions will be achieved, is equal to 200% of the respective target amounts. The maximum value that could be earned by each named executive officer under the performance awards is as follows:

Name	Value at Target ($)	2015-2017 Cycle Maximum Value (200% of Target) ($)
Cheryl A. Bachelder	1,200,410	2,400,820

Andrew Skehan	262,565	525,130

William P. Matt	262,565	525,130

Richard H. Lynch	262,565	525,130

Harold M. Cohen	225,040	450,080

(2)	Amounts in this column reflect the grant date fair value of stock options under FASB ASC Topic 718. The grant date fair value of option awards was estimated using a Black-Scholes option-pricing model. See Note 13 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2016 regarding assumptions underlying valuation of equity awards. An overview of the features of our stock option awards can be found in the “Compensation Discussion and Analysis” section above.
(3)	The amounts in this column reflect the cash awards earned by the named individuals under the annual incentive plan. For information about the 2016 Incentive Plan, see “Annual Incentive Plan” in the “Compensation Discussion and Analysis” section above.
(4)	The amounts shown in this column for 2016 reflect the following components:

•	With respect to Ms. Bachelder and Messrs. Skehan, Matt and Lynch, the amounts of $315, $2,021, $2,850 and $2,126, respectively, for the cost of an annual physical examination.

•	With respect to Ms. Bachelder, and Messrs. Skehan, Matt, Lynch and Cohen, the amounts of $12,851, $5,917, $5,791, $7,883 and $3,782, respectively, for a Company paid life insurance policy having death benefits of five times the executive’s base salary.

•	With respect to Ms. Bachelder and Messrs. Skehan, Matt, Lynch and Cohen, the amount of $6,625 for matching contributions to each individual’s account in our 401(k) plan.

•	With respect to Ms. Bachelder and Messrs. Skehan, Matt, Lynch and Cohen, the amounts of $20,937, $13,259, $13,377, $19,323 and $20,572, respectively, for the amounts of our contributory share of the costs of each individual’s participation in our general benefit plans, including medical, dental, life and disability insurance plans.

•	With respect to Ms. Bachelder and Messrs. Skehan, Matt, Lynch and Cohen, the amounts of $594, $387, $594, $387 and $207, respectively, for the costs to us for each individual’s participation in our group term life insurance policy.

(5)	This amount is for a service award made to Mr. Skehan.

Grants Of Plan-Based Awards In Fiscal 2016

The following table sets forth certain information regarding potential payouts under the 2015 Incentive Plan and certain information regarding performance shares and stock options granted during the fiscal year ended December 25, 2016 to each of our named executive officers.

	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			Restricted Stock Awards(3)	All Other Awards: Number of Securities Underlying Options (#)(4)	Exercise Or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Cheryl A. Bachelder		450,000	900,000	1,800,000
	4/5/2016				11,213	22,425	44,850				1,200,410
	4/5/2016							11,212			593,227
	4/5/2016								28,328	52.91	599,987
Andrew G. Skehan		132,900	265,800	531,600
	4/5/2016				2,453	4,905	9,810				262,565
	4/5/2016							2,452			129,735
	4/5/2016								6,196	52.91	131,231
William P. Matt		123,600	247,200	494,400
	4/5/2016				2,453	4,905	9,810				262,565
	4/5/2016							2,452			129,735
	4/5/2016								6,196	52.91	131,231
Richard H. Lynch(6)		157,500	315,000	630,000
	4/5/2016				2,453	4,905	9,810				262,565
	4/5/2016							19,244			1,140,110
	4/5/2016								6,196	52.91	131,231
Harold Cohen		108,300	216,600	433,200
	4/5/2016				2,102	4,204	8,408				225,040
	4/5/2016							2,102			111,217
	4/5/2016								5,311	52.91	112,487

(1)	Reflects the threshold, target and maximum payment levels under the 2016 Annual Incentive Plan. Actual amounts earned by our named executive officers are reported in the Non-Equity Incentive Plan Compensation column in the 2016 Summary Compensation Table.
(2)	Reflects the threshold, target and maximum number of performance shares that could be earned under the 2016 Long-Term Incentive awards based on the Company’s three-year cumulative EBITDA goal and three-year relative TSR, provided that the named executive officer remains employed as of the vesting date. For information about the performance criteria, see the “Compensation Discussion and Analysis.”
(3)	Reflects the number of restricted awards granted under the 2006 Stock Incentive Plan. The restricted shares have a three-year annual vest, and vesting 1/3 on each April 5, 2017, April 5, 2018, and April 5, 2019.
(4)	Reflects the number of stock options granted under the 2006 Stock Incentive Plan. The stock options vest over a three year period with 1/3 vesting on April 5, 2017, April 5, 2018, and April 5, 2019, respectively.
(5)	Reflects the grant date fair value of restricted stock grants, performance shares and stock options under FASB ASC Topic 718 granted to each of the named executive officers in 2016. The grant date fair value of restricted awards is based on the close of the Company’s stock on the date of grant. With respect to the performance shares, the grant date fair value is based on a 100% probability of meeting the target performance conditions. The grant date fair value of option awards was estimated on the date of grant using a Black-Scholes option-pricing model. There can be no assurance that the grant date fair value of the restricted stock, performance shares and option awards will ever be realized.
(6)	The Restricted Stock Awards includes a special retention grant of 16,792 restricted shares.

Outstanding Equity Awards At 2016 Fiscal Year-End

The following table includes information regarding the value of all unexercised options and restricted stock awards held by the named executive officers as of December 25, 2016.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Cheryl A. Bachelder	20,070	10,035	41.66	4/5/2014	4/5/2021	9,876	(3)	608,632	19,753	(8)	1,216,785
	—	28,328	52.91	4/5/2016	4/5/2023	2,527	(4)	155,663	22,425	(9)	1,381,380
	46,610	—	16.52	4/10/2012	4/10/2019	11,212	(5)	690,659	24,335	(10)	1,499,036
	8,091	16,182	59.75	4/5/2015	4/5/2022	1,465	(4)	90,244	—		—
	25,697	—	34.75	4/5/2013	4/5/2020	—		—	—		—
Andrew G. Skehan	1,517	3,034	59.75	4/5/2015	4/5/2022	1,491	(7)	91,846	4,239	(10)	261,122
	1,748	1,748	41.66	4/5/2014	4/5/2021	1,851	(3)	114,022	3,703	(8)	228,105
	1,200	—	34.75	4/5/2013	4/5/2020	2,452	(5)	151,043	4,905	(9)	302,148
	—	6,196	52.91	4/5/2016	4/5/2023	—		—	—		—
William P. Matt	1,560	781	39.27	8/21/2014	8/21/2021	1,851	(3)	114,022	4,905	(9)	302,148
	1,517	3,034	59.75	4/5/2015	4/5/2022	2,452	(5)	151,043	3,703	(8)	228,105
	—	6,196	52.91	4/5/2016	4/5/2023	—		—	1,893	(10)	116,609
Richard H. Lynch	—	6,196	52.91	4/5/2016	4/5/2023	1,851	(3)	114,022	5,181	(10)	319,150
	4,730	—	15.32	4/5/2011	4/5/2018	16,792	(6)	1,034,387	3,703	(8)	228,105
	1,517	3,034	58.75	4/5/2015	4/5/2022	2,452	(5)	151,043	4,905	(9)	302,148
	5,932	—	16.52	4/10/2012	4/10/2019	—		—	—		—
	4,273	2,137	41.66	4/5/2014	4/5/2021	—		—	—		—
	3,897	—	34.75	4/5/2013	4/5/2020	—		—	—		—
	7,810	—	10.94	4/5/2010	4/5/2017	—		—	—		—
Harold Cohen	1,179	2,360	59.75	4/5/2015	4/5/2022	1,440	(3)	88,704	4,204	(9)	258,966
	1,314	—	34.75	4/5/2013	4/5/2020	2,102	(5)	129,483	2,880	(8)	177,408
	—	5,311	52.91	4/5/2016	4/5/2023	—		—	4,239	(10)	261,122
	3,496	1,748	41.66	4/5/2014	4/5/2021	—		—	—		—

(1)	Stock options vest in equal parts on each of the first three anniversaries of the date of the grant.
(2)	Market value was calculated using the closing price of our stock on the last business day of fiscal 2016 ($61.60) multiplied by the number of unvested shares on December 25, 2016.
(3)	Restricted stock vests on April 5, 2018.
(4)	The restricted stock units earned by Ms. Bachelder as a Board member of the Company prior to becoming Chief Executive Officer are fully vested, but the shares are not issued until such time as Ms. Bachelder no longer serves on the Company’s Board
(5)	Restricted stock vests on April 5, 2019.
(6)	Restricted stock vests on December 31, 2018.
(7)	Restricted stock vests on September 2, 2017.
(8)	Reflects the target number of shares that will vest if the performance measure conditions for the cumulative fiscal years of 2015-2017 are satisfied and the recipient continuously remains our employee through the three year measurement period
(9)	Reflects the target number of shares of performance shares that will vest if the performance measure conditions for the cumulative fiscal years of 2016-2018 are satisfied and the recipient continuously remains our employee through the three year measurement period
(10)	The performance shares vested on April 5, 2017, as performance measure conditions for the cumulative fiscal years of 2014-2016 were satisfied at approximately 102.4% and the recipient continuously remained our employee through the vest period

Option Exercises And Stock Vested In 2016

The following table includes information regarding exercises of stock options, and vesting of performance shares and restricted stock during 2016 for the named executive officers.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Cheryl A. Bachelder	—	—	42,710	2,259,786
Andrew Skehan	—	—	5,980	316,402
William P. Matt	—	—	—	—
Richard H. Lynch	8,300	369,206	6,477	342,698
Harold M. Cohen	—	—	6,548	346,455

(1)	Reflects the value as calculated by the difference between the market price of our common stock at the time of the exercise and the exercise price of the stock options.
(2)	Reflects the value as calculated by multiplying the number of shares of stock by the closing market price of our common stock on the date of vesting.

Potential Payments Upon Termination Or Change In Control

Our Compensation Committee believes that we should provide reasonable severance benefits to our employees, and that it is necessary to provide these benefits in order to retain our management. With respect to senior management, these severance benefits are intended to reflect the fact that it may be difficult for employees at the senior level to find comparable employment within a short period of time.

As of the end of our fiscal year 2016, we had employment agreements with our named executive officers that provide for defined severance benefits upon the occurrence of certain employment termination events including death, disability, termination without cause and termination as a result of a constructive discharge.

Ms. Bachelder and Mr. Lynch. If Ms. Bachelder “retires,” as defined in her employment agreement, then she is entitled to receive the Accrued Obligations (as defined below) and, subject to the execution of a release of claims, the annual cash bonus that she would have received if she were to have remained employed for the entire applicable fiscal year prorated according to the portion of the fiscal year during which she was actually employed, continued vesting of equity compensation awards (with a three-year post-termination exercise period for Company Stock Options, or such shorter time if the applicable Company Stock Option is due to expire on its term during the post-termination exercise period) and vesting of performance-based vested equity compensation awards based on actual performance during the performance period and prorated as to the time during which she was employed plus two years during such period. If Mr. Lynch “retires,” as defined in his employment agreement, then he is entitled to receive the same benefit as Ms. Bachelder, upon the same conditions, except that his equity continues vesting for an additional two years, however, his special retention grant does not provide for any accelerated vesting upon retirement.

All Executive Officers. If any executive officer’s employment terminates for any reason, such executive officer will be entitled to receive or, in the case of his or her death, the estate of such executive officer will be entitled to receive, any of the earned and unpaid portion of such executive officer’s annual base salary and annual bonus, along with accrued and unpaid vacation and unpaid reimbursements (the “Accrued Obligations”) to be paid within 15 days of the applicable termination date.

In addition to the Accrued Obligations, if any executive officer’s employment terminates due to death or disability, then, subject to such executive officer (or his or her estate in the event of death) executing a release of claims, such executive officer will be entitled to receive the annual cash bonus that would have been received if the executive officer were to have remained employed for the entire applicable fiscal year, pro rata vesting for time-based vested equity compensation (with a one-year post-termination exercise period for Company Stock Options, or such shorter time if the applicable Company Stock Option is due to expire on its term during the post-termination exercise period) and vesting of performance-based vested equity compensation awards as if the target level of performance was met.

The employment agreements provide that, if an executive officer is terminated by the Company without “Cause” or resigns for a “Constructive Discharge” (each definition provided below), such executive officer will be entitled to the Accrued Obligations. Subject to the execution of a release of claims, such executive officer will also be entitled to the following:

•	an amount equal to the sum of the annual base salary and annual cash target bonus amount (two times such sum for Ms. Bachelder and Mr. Cohen), payable in a lump sum within 60 days after termination;

•	full vesting of time-based vesting equity compensation awards;

•	vesting of performance-based vested equity compensation awards based on actual performance during the performance period and prorated as to the time during which the executive officer was employed during such period; and

•	if eligible for, and the executive officer elects, COBRA coverage, the amount in excess of the employee’s cost if he or she had remained employed for up to twelve months after termination of employment.

If an executive officer voluntarily terminates employment, a termination is not a Constructive Discharge. If an executive officer involuntarily terminates for Cause, then he or she is entitled only to the Accrued Obligations.

The payment(s) to an executive officer upon termination may be delayed in compliance with Section 409A of the Code, if such payment does not fall within an exemption from, and is made upon a “separation from service” and the applicable executive officer is a “specified employee” within the meaning of Section 409A of the Code.

Except for payment of the Accrued Obligations, payments made or benefits provided upon a termination event are subject to the applicable executive officer’s ongoing compliance with the restrictive covenants provided in the employment agreement.

For our executives, “Cause” includes the individual doing one or more of the following:

•	committed, is convicted of or pled guilty or nolo contendere to, a felony, or any crime involving fraud, dishonesty, violence or moral turpitude;

•	in carrying out his or her duties, has been guilty of gross neglect or willful misconduct resulting in harm or potential material harm to the Company or any of its subsidiaries or affiliates;

•	willfully engaged in dishonesty or other willful conduct that caused harm or has the potential to cause material harm to the reputation of the Company or any of its affiliates;

•	violated any policy of the Company relating to equal employment opportunity, harassment, business conduct or conflict of interest;

•	failed to materially comply with the policies of the Company or refused to follow or materially comply with the duly promulgated, reasonable and lawful directives of the Board and such failure or refusal to comply continues for 15 days after written notice by the Company has been received by the individual; or

•	breached any of the provisions of Sections 9.02, 9.04 or 9.05 (relating to certain restrictive covenants) of his or her employment agreement or otherwise materially breached a material term of the employment agreement.

For our executives, “Constructive Discharge” means a termination without the individual’s prior written consent due to one or more of the following conditions:

•	a material diminution of the individual’s position, authority, responsibilities and/or duties;

•	any material reduction in the individual’s then-current base salary or target cash incentive pay;

•	the failure of a successor to the Company (whether through an asset sale or other sale of all or substantially all of the Company through which assumption of the employment agreement would be required for it to remain in force after consummation of the sale) to assume the employment agreement and the Company’s obligations under the employment agreement; or

•	a material breach of any material term of the employment agreement by the Company.

An additional condition that may give rise to a Constructive Discharge for Ms. Bachelder is if there is a change in her reporting structure so that she no longer reports solely and directly to the Board. An additional condition that may give rise to a Constructive Discharge for Messrs Skehan, Matt or Cohen is the Company’s delivery of a notice indicating its decision not to renew the term of his employment agreement.

The following table reflects the amounts that would be payable to each of the named executive officers in the event of certain employment termination events, including involuntary termination, and termination due to death or disability. The amounts shown assume that such termination, death or disability was effective as of December 25, 2016. Our closing stock price on the last business day prior to December 25, 2016 was $61.60. For purposes of the following table, it is assumed that with respect to performance-based incentives for which performance goals have been established, the actual performance would be achieved at target, and that the stock price on the last date of any future vesting (for equity that continues to vest) will be the same as our closing stock price on the last business day prior to December 25, 2016 of $61.60. The time-value of the payments are not taken into account in the calculation of the amounts reflected in the table.

	Base Salary ($)(1)	Annual Incentives ($)	Accelerated Vesting of Unvested Equity ($)(2)		Company Paid COBRA ($)(3)	Total ($)
Cheryl A. Bachelder
Termination Without Cause or due to Constructive Discharge	1,800,000	1,800,000	8,730,260	(4)	16,877	12,347,137
Death or Disability(5)			4,956,753			4,956,753
Retirement		1,800,000	4,168,291			5,968,291

Andrew G. Skehan
Termination Without Cause or due to Constructive Discharge	443,000	265,800	1,824,944		12,114	2,545,858
Death or Disability			1,032,139			1,032,139

William P. Matt
Termination Without Cause or due to Constructive Discharge	412,000	247,200	1,450,513		20,753	2,130,466
Death or Disability			804,252			804,252

Richard H. Lynch
Termination Without Cause or due to Constructive Discharge	525,000	315,000	3,137,534		12,109	3,989,643
Death or Disability(5)			1,314,691			1,314,691
Retirement		315,000	745,396			1,060,396

Harold M. Cohen
Termination Without Cause or due to Constructive Discharge	722,000	433,200	1,490,591		20,753	2,666,544
Death or Disability(5)			841,256			841,256

(1)	Amounts reflect two times current base salary for Ms. Bachelder and Mr. Cohen, and one times current base salary for the other named executive officers.
(2)	Reflects the value of unvested time-based stock options and restricted stock, and performance shares for which performance goals have been established, that would accelerate and vest upon the specific termination event. For purposes of this table, it is assumed that all of the stock options and restricted stock held by Ms. Bachelder and Messrs. Skehan, Matt, Lynch and Cohen would accelerate as of December 25, 2016. For purposes of this table, it is assumed that with respect to performance shares for which performance goals have been established, held by Ms. Bachelder and Messrs. Skehan, Matt, Lynch and Cohen would accelerate as of December 25, 2016, to the target amount of performance shares. Our closing stock price on the last business day prior to December 25, 2016 was $61.60.

(3)	Represents pre-tax amounts of estimated payments for continuation of COBRA benefits for 12 months, rounded up to the nearest whole dollar. The cost of continuation of COBRA benefits is estimated using current costs over the continuation period. All such amounts are payable under the applicable NEO’s employment agreement only upon a qualifying termination.
(4)	Excludes an aggregate $315,368 payable with respect to 3,992 Company RSUs granted to Ms. Bachelder during her service as a director prior to becoming Chief Executive Officer that have fully vested, but which have not yet been settled. The shares to be issued upon settlement of these Company RSUs will not be issued until such time as Ms. Bachelder no longer serves on the Popeyes Board.
(5)	It is assumed that any 2016 annual incentives would be earned and an “Accrued Obligation,” as of December 25, 2016, and there are no additional outstanding awards.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of January 31, 2017 by:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after January 31, 2017, and restricted stock units and restricted stock that vests within 60 days after January 31, 2017, are deemed outstanding, while these shares are not deemed outstanding for computing percentage ownership of any other person. None of the outstanding and unvested equity awards granted to the executive officers will vest in full or in part during the 60-day period following January 31, 2017. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address for those individuals for which an address is not otherwise indicated is: c/o Popeyes Louisiana Kitchen, Inc., 400 Perimeter Center Terrace, Suite 1000, Atlanta, Georgia 30346.

The percentages of common stock beneficially owned are based on 20,917,716 shares of common stock outstanding as of January 31, 2017.

	Shares Beneficially Owned	Percentage of Class
Directors and Named Executive Officers:
Cheryl A. Bachelder(1)	333,412	1.6%
Andrew G. Skehan	21,656	*
William P. Matt	8,077	*
Richard H. Lynch(2)	69,937	*
Harold M. Cohen	11,751	*
Krishnan Anand(3)	18,623	*
Carolyn H. Byrd(4)	40,055	*
John M. Cranor, III(5)	48,172	*
S. Kirk Kinsell(6)	5,260	8
Joel K. Manby(7)	10,322	*
Candace S. Matthews(8)	2,445	*
Martyn R. Redgrave(9)	12,000	*
Lizanne Thomas(10)	3,099	*
John K. Merkin	4,680	*

All directors and executive officers as a group (14 persons)	589,489	2.8%

Five Percent Shareholders:
BlackRock, Inc.(11)	2,302,510	11.1%
Nicholas Company, Inc.(12)	3,299,329	14.68%
Janus Capital Management LLC(13)	2,234,624	10.8%
Janus Contrarian Fund(14)	1,392,896	6.7%
The Vanguard Group, Inc.(15)	1,755,491	8.46%

*	Less than 1% of the outstanding shares of common stock.

(1)	Ms. Bachelder owns 48,117 shares of her beneficially owned shares indirectly through a trust. Includes 3,992 shares of common stock for which she has the vested right to acquire (within sixty (60) days of January 31, 2017) through the conversion of restricted stock units upon termination of service as a director of the Company.
(2)	Includes 1,900 shares of common stock that Mr. Lynch transferred as a gift on March 9, 2017.
(3)	Mr. Anand’s business address is Molson Coors Brewing Company, 1225 17th Street, Suite 3200, Denver, Colorado 80202. Includes 14,655 shares of common stock for which the director has the vested right to acquire (within sixty (60) days of January 31, 2017) through the conversion of restricted stock units upon termination of service as a director of the Company.
(4)	Ms. Byrd’s business address is 400 Perimeter Center Terrace, NE, Suite 1000, Atlanta, Georgia 30346. Includes 39,791 shares of common stock for which the director has the vested right to acquire (within sixty (60) days of January 31, 2017) through the conversion of restricted stock units upon termination of service as a director of the Company.
(5)	Mr. Cranor’s business address is 400 Perimeter Center Terrace, NE, Suite 1000, Atlanta, Georgia 30346. Includes 39,672 shares of common stock for which the director has the vested right to acquire (within sixty (60) days of January 31, 2017) through the conversion of restricted stock units upon termination of service as a director of the Company.
(6)	Mr. Kinsell’s business address is Panther Ridge Partners LLC, 243 West Bermuda Drive, Santa Rosa Beach, FL 32459. Includes 5,260 shares of common stock for which the director has the vested right to acquire (within sixty (60) days of January 31, 2017) through the conversion of restricted stock units upon termination of service as a director of the Company.
(7)	Mr. Manby’s business address is SeaWorld Parks & Entertainment, 9205 SouthPark Center Loop, Suite 400, Orlando, FL 32819. Includes 8,422 shares of common stock for which the director has the vested right to acquire (within sixty (60) days of January 31, 2017) through the conversion of restricted stock units upon termination of service as a director of the Company.
(8)	Ms. Matthews’ business address is Amway Corporation, 7575 Fulton Street East, Ada, MI 49355. Includes 2,445 shares of common stock for which the director has the vested right to acquire (within sixty (60) days of January 31, 2017) through the conversion of restricted stock units upon termination of service as a director of the Company.
(9)	Mr. Redgrave’s business address is 400 Perimeter Center Terrace, NE, Suite 1000, Atlanta, Georgia 30346. Includes 7,000 shares of common stock for which the director has the vested right to acquire (within sixty (60) days of January 31, 2017) through the conversion of restricted stock units upon termination of service as a director of the Company.
(10)	Ms. Thomas’ business address is Jones Day, 1420 Peachtree Street, NE, Suite 800, Atlanta, GA 30309. Includes 2,899 shares of common stock for which the director has the vested right to acquire (within sixty (60) days of January 31, 2017) through the conversion of restricted stock units upon termination of service as a director of the Company.
(11)	Represents shares of common stock beneficially owned by BlackRock, Inc. (“BlackRock”). BlackRock has sole voting power with respect to 2,302,510 shares and sole dispositive power with respect to 2,302,510 shares. This information is included in reliance upon a Schedule 13G/A filed with the SEC on February 1, 2017. The address of BlackRock is 55 East 52nd Street, New York, New York 10022.
(12)

Represents shares of common stock beneficially owned by Nicholas Company, Inc. (“Nicholas Company”), Nicholas Fund, Inc. (“Nicholas Fund”), and Albert O. Nicholas (“Albert Nicholas”). Nicholas Company has sole dispositive power with respect to 1,508,158 shares. Nicholas Fund has sole voting power with respect to 1,261,171 shares. Albert Nicholas has sole voting power with respect to 530,000 shares and sole dispositive power with respect to 530,000 shares. This information is included in reliance upon a Schedule 13G/A filed with the SEC on February 13, 2017. The address of Nicholas Company, Nicholas Fund, and Albert Nicholas is 700 North Water Street, Milwaukee, Wisconsin 53202.
(13)	Represents shares of common stock beneficially owned by Janus Capital Management LLC (“Janus Capital”). Janus Capital has sole voting power with respect to 2,234,624 shares and sole dispositive power with respect to 2,234,624 shares. This information is included in reliance upon a Schedule 13G/A filed with the SEC on February 13, 2017. The address of Janus Capital is 151 Detroit Street, Denver, Colorado 80206.
(14)	Represents shares of common stock beneficially owned by Janus Contrarian Fund (“Janus Contrarian”). Janus Contrarian has sole voting power with respect to 1,392,896 shares and sole dispositive power with respect to 1,392,896 shares. This information is included in reliance upon a Schedule 13G/A filed with the SEC on February 13, 2017. The address of Janus Contrarian is 151 Detroit Street, Denver, Colorado 80206.
(15)	Represents shares of common stock beneficially owned by The Vanguard Group, Inc. (“Vanguard”). Vanguard has sole voting power with respect to 41,048 shares, sole dispositive power with respect to 1,712,311 shares, and shared dispositive power with respect to 43,180 shares. This information is included in reliance upon a Schedule 13G/A filed with the SEC on February 13, 2017. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 25, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
AFC Enterprises, Inc. 2002 Incentive Stock Plan	0	—	0
AFC Enterprises, Inc. 2006 Incentive Stock Plan	263,017	35.77	0
Popeyes Louisiana Kitchen, Inc. 2015 Incentive Stock Plan	88,298	53.01	1,954,066	(2)
Equity compensation plans not approved by security holders:	0	—	0

Total	351,315		1,954,066

(1)	During 2005, in connection with the declaration of a special cash dividend, our Board approved adjustments to outstanding options under our Employee stock option plans. The modifications adjusted the exercise price and the number of shares associated with each employee’s outstanding stock options to preserve the value of the options after the special cash dividend. We did not recognize a charge as a result of the modifications because the intrinsic value of the awards and the ratio of the exercise price to the market value per share for each award did not change.
(2)	All of these shares are available for issuance pursuant to grants of full-value stock awards.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In accordance with its charter, the Corporate Governance and Nominating Committee is responsible for assisting the Board with its responsibilities for oversight of the Honor Code, which includes policies relating to conflicts of interest. Although we have not entered into any related party transactions that are required to be disclosed in this Form 10-K, if there were to be such a transaction in the future, it would need to be approved by our Corporate Governance and Nominating Committee and the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities shareholders to file with the SEC reports of ownership and changes in ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all forms they file under Section 16(a). Based solely on a review of the copies of these reports furnished to us or written representations that no other reports were required, we believe that during fiscal 2016, all of our directors, executive officers and greater than 10% (“greater than 10% shareholders”) timely complied with these requirements. Note that on March 1, 2017 Mr. Cranor amended a Form 4 previously filed on March 30, 2011 due to an inadvertent administrative error.

Affirmative Determinations Regarding Director Independence and Other Matters

Our Board has determined that the following eight directors are independent within the meaning of applicable Nasdaq rules: Krishnan Anand, Carolyn H. Byrd, John M. Cranor III, S. Kirk Kinsell, Joel K. Manby, Candace S. Matthews, Martyn R. Redgrave and Lizanne Thomas. Cheryl A. Bachelder is currently our Chief Executive Officer and therefore is not independent within the meaning of applicable Nasdaq rules.

In this Information Statement the directors who have been affirmatively determined by the Board to be “independent directors” under this rule are referred to individually as an “Independent Director” and collectively as the “Independent Directors.”

The Board has also determined that each member of three out of the four committees of the Board, including the Audit Committee, the People Services (Compensation) Committee and the Corporate Governance and Nominating Committee, meets the independence requirements applicable to those committees prescribed by Nasdaq and the SEC.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has the sole authority and responsibility for the appointment, retention, oversight, termination and replacement of the independent auditor (subject, if applicable, to shareholder ratification). The Audit Committee shall be directly responsible for the compensation and oversight of the work of the independent auditor for the purpose of preparing and issuing an audit report and related work. No audit services or non-audit services shall be performed by the independent auditor for the Company unless first pre-approved by the Audit Committee and unless permitted by the rules and regulations of the SEC. If the Audit Committee approves an audit service within the scope of the engagement of the independent auditor, such audit services shall be deemed to have been pre-approved for the purposes of this Section.

The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP. The Audit Committee has received from PricewaterhouseCoopers LLP the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding PricewaterhouseCoopers LLP’s independence, and the applicable requirements of the SEC. The Audit Committee has discussed with PricewaterhouseCoopers LLP that firm’s independence.

Pursuant to its charter, the Audit Committee must pre-approve all audit and non-audit services to be performed by the independent auditors and no such services may be performed unless permitted by SEC rules. The Audit Committee has reviewed, discussed and approved the fees paid to PricewaterhouseCoopers LLP during fiscal years 2016 and 2015 for audit and non-audit services, which are set forth below under “Fees Paid to Independent Registered Public Accounting Firm,” and has determined that the provision of the non-audit services is compatible with the firm’s independence.

Audit Fees

PricewaterhouseCoopers LLP billed us aggregate fees and expenses of $1,030,000 for the integrated annual audit of our 2016 financial statements, and billed us aggregate fees and expenses of $890,592 for the integrated annual audit of our 2015 financial statements.

Audit-Related Fees

For 2015, PricewaterhouseCoopers LLP billed us aggregate fees and expenses of $15,000 primarily for technical consultation on stock-based compensation expense and revenue recognition.

Tax Fees

PricewaterhouseCoopers LLP billed us aggregate fees and expenses of $134,375 and $108,382 for 2016 and 2015, respectively, for assistance with the preparation of our federal and state tax returns, federal and state income tax examinations, and other tax accounting services.

All Other Fees

PricewaterhouseCoopers LLP billed us $244,140 for non-audit related services in 2016 and $4,140 for non-audit related services in 2015.

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.

(2) Financial statement schedules: No schedules are required.

(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)	Exhibits

Exhibit Number	Description

2.1(z)	Asset Purchase Agreement among Popeyes Louisiana Kitchen, Inc. (the “Company”) (f/k/a AFC Enterprises, Inc.) and Wagstaff Management Corporation, Wagstaff Minnesota, Inc., Wagstaff Properties Minnesota, LLC, D&D Property Investments, LLC, Wagstaff Properties, LLC, and D&D Food Management, Inc., dated October 11, 2012. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

3.1(c)	Articles of Incorporation of the Company, as amended, dated June 24, 2002.

3.1(j)	Articles of Amendment of Articles of Incorporation of the Company, dated January 17, 2014.

3.2(u)	Amended and Restated Bylaws of the Company, as amended effective April 11, 2008.

3.2(j)	Amendment No. 2 to Amended and Restated Bylaws of the Company, dated January 17, 2014.

4.1**	Form of the Company’s common stock certificate.

10.1(e)	Form of Popeyes Development Agreement, as amended.

10.2(e)	Form of Popeyes Franchise Agreement.

10.3(a)	Formula Agreement dated July 2, 1979 among Alvin C. Copeland, Gilbert E. Copeland, Mary L. Copeland, Catherine Copeland, Russell J. Jones, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc., as amended to date.

10.4(a)	Supply Agreement dated March 21, 1989 between New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

10.5(a)	Recipe Royalty Agreement dated March 21, 1989 by and among Alvin C. Copeland, New Orleans Spice Company, Inc. and Biscuit Investments, Inc.

10.6(d)	Licensing Agreement dated March 11, 1976 between King Features Syndicate Division of The Hearst Corporation and A. Copeland Enterprises, Inc. as amended through November 29, 2009.

Exhibit Number	Description

10.7(a)	Assignment and Amendment dated January 1, 1981 between A. Copeland Enterprises, Inc., Popeyes Famous Fried Chicken, Inc. and King Features Syndicate Division of The Hearst Corporation.

10.8(a)	Letter Agreement dated September 17, 1981 between King Features Syndicate Division of The Hearst Corporation, A. Copeland Enterprises, Inc. and Popeyes Famous Fried Chicken, Inc.

10.9(a)	License Agreement dated December 19, 1985 by and between King Features Syndicate, Inc., The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.

10.10(a)	Letter Agreement dated July 20, 1987 by and between King Features Syndicate, Division of The Hearst Corporation, Popeyes, Inc. and A. Copeland Enterprises, Inc.

10.11(m)	Amendment dated January 1, 2002 by and between Hearst Holdings, Inc., King Features Syndicate Division and the Company

10.12(a)	1992 Stock Option Plan of the Company, effective as of November 5, 1992, as amended to date.*

10.13(a)	1996 Nonqualified Performance Stock Option Plan - Executive of the Company, effective as of April 11, 1996.*

10.14(a)	1996 Nonqualified Performance Stock Option Plan - General of the Company, effective as of April 11, 1996.*

10.15(a)	1996 Nonqualified Stock Option Plan of AFC Enterprises, Inc. effective as of April 11, 1996.*

10.16(a)	Form of Nonqualified Stock Option Agreement - General between the Company and stock option participants.*

10.17(a)	Form of Nonqualified Stock Option Agreement - Executive between the Company and certain key executives.*

10.18(a)	1996 Employee Stock Bonus Plan - Executive of the Company effective as of April 11, 1996.*

10.19(a)	1996 Employee Stock Bonus Plan - General of the Company effective as of April 11, 1996.*

10.20(a)	Form of Stock Bonus Agreement - Executive between the Company and certain executive officers.*

10.21(a)	Form of Stock Bonus Agreement - General between the Company and certain executive officers.*

10.22(a)	Form of Secured Promissory Note issued by certain members of management.*

10.23(a)	Form of Stock Pledge Agreement between the Company and certain members of management.*

Exhibit Number	Description

10.24(a)	Settlement Agreement between Alvin C. Copeland, Diversified Foods and Seasonings, Inc., Flavorite Laboratories, Inc. and the Company dated May 29, 1997.

10.25(a)	Indemnification Agreement dated April 11, 1996 by and between the Company and John M. Roth.*

10.26(a)	Indemnification Agreement dated May 1, 1996 by and between the Company and Kelvin J. Pennington.*

10.27(a)	Indemnification Agreement dated April 11, 1996 by and between the Company and Frank J. Belatti.*

10.28(e)	Substitute Nonqualified Stock Option Plan, effective March 17, 1998.*

10.29(f)	Indemnification Agreement dated May 16, 2001 by and between the Company and Victor Arias Jr.*

10.30(f)	Indemnification Agreement dated May 16, 2001 by and between the Company and Carolyn Hogan Byrd.*

10.31(f)	Indemnification Agreement dated August 9, 2001 by and between the Company and R. William Ide, III.*

10.32(g)	AFC Enterprises, Inc. Employee Stock Purchase Plan.*

10.33(g)	AFC Enterprises, Inc. 2002 Incentive Stock Plan.*

10.34(d)	AFC Enterprises, Inc. Annual Executive Bonus Program.*

10.36(o)	Indemnity Agreement dated October 14, 2004 by and between the Company and Supply Management Services, Inc.

10.37(o)	Indemnity Agreement dated February 5, 2004 by and between the Company, Cajun Operating Company and Supply Management Services, Inc.

10.38(v)	Credit Agreement, dated as of December 18, 2013, by and among the Company, the guarantor named therein, the lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender.

10.39(i)	Fourth Amendment to the 1992 Stock Option Plan of America’s Favorite Chicken Company.*

10.40(i)	Fifth Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan - General.*

10.41(i)	Amendment No. 1 to the America’s Favorite Chicken Company 1996 Nonqualified Stock Option Plan.*

10.42(i)	Second Amendment to the America’s Favorite Chicken Company 1996 Nonqualified Performance Stock Option Plan - Executive.*

Exhibit Number	Description

10.43(i)	Second Amendment to the AFC Enterprises, Inc. 2002 Incentive Stock Plan.*

10.44(i)	Indemnification Agreement between the Company and Peter Starrett dated December 1, 2000.

10.45(p)	Indemnification Agreement dated November 28, 2006 by and between the Company and John M. Cranor, III.*

10.46(p)	Indemnification Agreement dated November 28, 2006 by and between the Company and Cheryl A. Bachelder.*

10.47(q)	Popeyes Chicken and Biscuits 2006 Bonus Plan.*

10.48(q)	Employment Agreement dated as of March 14, 2007 between the Company and James W. Lyons.*

10.49(q)	Employment Agreement dated as of March 14, 2007 between the Company and Robert Calderin.*

10.50(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (time-based vesting).*

10.51(r)	Non-Qualified Stock Option Certificate for Cheryl Bachelder (performance-based vesting).*

10.52(s)	Employment Agreement dated as of October 9, 2007 between the Company and Cheryl A. Bachelder.*

10.53(l)	Accelerated Stock Repurchase Agreement by and between the Company and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, London Branch dated March 12, 2008.

10.54(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Harold M. Cohen.*

10.55(t)	Amended and Restated Employment Agreement dated as of November 12, 2008 between the Company and Henry Hope, III.*

10.56(b)	Employment Agreement effective as of February 4, 2008 between the Company and Richard Lynch.*

10.57(w)	Employment Agreement effective as of April 20, 2009 between the Company and Ralph Bower.*

10.58(k)	Indemnification Agreement by and between the Company and Krishnan Anand dated November 2, 2010.*

10.59(x)	Employment Agreement by and between the Company and Andrew Skehan, dated August 17, 2011.*

Exhibit Number	Description

10.60(y)	First Amendment to the AFC Enterprises, Inc. 2006 Incentive Stock Plan.*

10.61(aa)	Promotion Letter Agreement among the Company and Ralph Bower.*

10.62(aa)	Form of Performance-Based Restricted Stock Unit Grant Certificate.*

10.63(bb)	Indemnification Agreement by and between the Company and Martyn R. Redgrave, dated October 9, 2013.*

10.64(n)	Indemnification Agreement by and between the Company and Joel K. Manby, dated September 5, 2013.*

10.65(cc)	Employment Term Letter to Tony Woodard, dated May 13, 2014.*

10.66(cc)	Letter re Severance Agreement to Tony Woodard, dated May 13, 2014.*

10.67(cc)	Indemnification Agreement to Tony Woodard.*

10.68(dd)	Recipe and Formula Purchase Agreement between the Company and Diversified Foods and Seasonings, L.L.C. (“DFS”), dated June 13, 2014.

10.69(dd)	Supply Agreement between the Company and DFS, dated June 13, 2014.†

10.70(dd)	Separation Agreement and General Release between the Company and H. Melville Hope, III.*

10.71(dd)	Independent Contractor Agreement between the Company and H. Melville Hope, III.*

10.72(ee)	Employment Agreement, dated August 21, 2014, between the Company and William P. Matt.*

10.73(ee)	Letter, dated August 21, 2014, from the Company to William P. Matt regarding relocation benefits.*

10.74(ee)	Indemnification Agreement dated August 21, 2014, by and between the Company and William P. Matt.*

10.75(ff)	Indemnification Agreement dated January 29, 2015, by and between the Company and S. Kirk Kinsell.*

10.76(gg)	Popeyes Louisiana Kitchen, Inc. 2015 Incentive Plan.*

10.77(hh)	Employment Agreement, dated March 13, 2015, between the Company and John K. Merkin.*

10.78(ii)	Indemnification Agreement, dated August 17, 2015, between the Company and John K. Merkin.*

10.79(ii)	Indemnification Agreement, dated November 2, 2015, between the Company and Lizanne Thomas.*

Exhibit Number	Description

10.80(jj)	Amended and Restated Credit Agreement, dated as of January 22, 2016, by and among the Company, as the Borrower, the guarantor named therein, the lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender.

10.81(kk)	Indemnification Agreement, dated January 28, 2016, by and between the Company and Candace S. Matthews.*

10.82(ll)	Employment Agreement dated as of February 22, 2016, between the Company and Cheryl Bachelder.*

10.83(ll)	Employment Agreement dated as of February 22, 2016, between the Company and Richard H. Lynch.*

10.84(mm)	Employment Agreement dated as of May 24, 2016, between the Company and Andrew Skehan.*

10.85(mm)	Employment Agreement dated as of May 24, 2016, between the Company and William P. Matt.*

10.86(mm)	Employment Agreement dated as of May 24, 2016, between the Company and Harold M. Cohen.*

10.87(mm)	Employment Agreement dated as of May 24, 2016, between the Company and John K. Merkin.*

11.1(nn)	Statement regarding computation of per share earnings.

23.1(nn)	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(nn)	The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

†	Certain portions of this exhibit have been granted confidential treatment.

Exhibit Number	Description

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

**	Previously filed.

(a)	Filed as an exhibit to the Registration Statement of the Company on Form S-4/A (Registration No. 333-29731) on July 2, 1997 and incorporated by reference herein.
(b)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 28, 2008 on March 11, 2009 and incorporated by reference herein.
(c)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended July 14, 2002, on August 14, 2002 and incorporated by reference herein.
(d)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 18, 2010 on May 26, 2010 and incorporated by reference herein.
(e)	Filed as an exhibit to the Registration Statement of the Company on Form S-1/A (Registration No. 333-52608) on January 22, 2001 and incorporated by reference herein.
(f)	Filed as an exhibit to the Registration Statement of the Company on Form S-1 (Registration No. 333-73182) on November 13, 2001 and incorporated by reference herein.
(g)	Filed as an exhibit to the Proxy Statement and Notice of 2002 Annual Shareholders Meeting of the Company on April 12, 2002 and incorporated by reference herein.
(h)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 17, 2005, on May 27, 2005, and incorporated by reference herein.
(i)	Filed as an Exhibit to the Form 8-K of the Company filed on January 21, 2014 and incorporated by reference herein.
(j)	Filed as an exhibit to the Form 8-K of the Company filed on November 3, 2010 and incorporated by reference herein.
(k)	Filed as an exhibit to the Form 8-K of the Company filed on March 13, 2008 and incorporated by reference herein
(l)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 28, 2003, on March 29, 2004 and incorporated by reference herein.
(m)	Filed as an exhibit to the Form 8K of the Company filed on September 6, 2013 and incorporated by reference herein.
(n)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 26, 2004 on March 28, 2005 and incorporated by reference herein.
(o)	Filed as an exhibit to the Form 8-K of the Company filed November 29, 2006 and incorporated by reference herein.
(p)	Filed as an exhibit to the Form 10-K of the Company for the fiscal year ended December 31, 2006 and incorporated by reference herein.

(q)	Filed as an exhibit to the Form 8-K of the Company filed November 7, 2007 and incorporated by reference herein.
(r)	Filed as an exhibit to the Form 8-K of the Company filed October 12, 2007 and incorporated by reference herein.
(s)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended October 5, 2008 on November 12, 2008 and incorporated by reference herein.
(t)	Filed an exhibit to the Form 8-K of the Company filed on April 16, 2008 and incorporated by reference herein.
(u)	Filed as an Exhibit to the Form 8-K of the Company filed on December 20, 2013 and incorporated by reference herein.
(v)	Filed as an Exhibit to the Form 8-K of the Company filed on April 21, 2009 and incorporated by reference herein.
(w)	Filed as an Exhibit to the Form 8-K of the Company filed on August 19, 2011 and incorporated by reference herein.
(x)	Filed as an Exhibit to the Proxy Statement and Notice of 2011 Annual Shareholders Meeting of the Company on April 20, 2011 and incorporated by reference herein.
(y)	Filed as Exhibit 2.1 to the Form 8-K of the Company filed on October 16, 2012 and incorporated by reference herein.
(z)	Filed as an Exhibit to the Form 10-Q of the Company for the quarter ended April 15, 2012 and incorporated by reference herein.
(aa)	Filed as an Exhibit to the Form 8-K of the Company filed on October 10, 2013 and incorporated by reference herein.
(bb)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 20th, 2014 and incorporated by reference herein.
(cc)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended July 13, 2014 and incorporated by reference herein.
(dd)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended October 5, 2014 and incorporated by reference herein.
(ee)	Filed as an exhibit to the Form 8-K of the Company filed January 29, 2015 and incorporated by reference herein.
(ff)	Filed as an exhibit to the Company’s Definitive Proxy Statement filed on April 21, 2015 and incorporated by reference herein.
(gg)	Filed as an exhibit to the Form 10-Q/A of the Company for the quarter ended July 12, 2015 and incorporated by reference herein.
(hh)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended July 12, 2015 and incorporated by reference herein.
(ii)	Filed as any exhibit to the Form 8-K of the Company filed November 2, 2015 and incorporated by reference herein.

(jj)	Filed as an exhibit to the Form 8-K of the Company filed January 25, 2016 and incorporated by reference herein.
(kk)	Filed as an exhibit to the Form 8-K of the Company filed January 29, 2016 and incorporated by reference herein.
(ll)	Filed as an exhibit to the Form 8-K of the Company filed February 23, 2016 and incorporated by reference herein.
(mm)	Filed as an exhibit to the Form 10-Q of the Company for the quarter ended April 17, 2016 and incorporated by reference herein.
(nn)	Filed as an exhibit to the Form 10-K of the Company for the for the fiscal year ended December 25, 2016 and incorporated by reference herein.

Item 16. Form 10-K Summary

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

Signature	Title(s)	Date

/s/ Cheryl A. Bachelder Cheryl A. Bachelder	Chief Executive Officer (Principal Executive Officer)	March 27, 2017

/s/ William P. Matt William P. Matt	Chief Financial Officer (Principal Financial Officer)	March 27, 2017

/s/ Paul F. Marsden Paul F. Marsden	Chief Accounting Officer (Principal Accounting Officer)	March 27, 2017